Form 10-K
period 1993-12-31
SOCIETY CORP
filed 1994-03-31
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

             [ ] TRANSLATION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                 TO
                          COMMISSION FILE NUMBER 0-850

                                    KEYCORP
                    (FORMERLY KNOWN AS SOCIETY CORPORATION)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                    34-6542451
        (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      127 PUBLIC SQUARE, CLEVELAND, OHIO                     44114-1306
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 689-3000

       Securities registered pursuant                    New York Stock Exchange
       to Section 12(b) of the Act:(1)                -----------------------------
                                                          (NAME OF EACH EXCHANGE
10% Cumulative Preferred Stock, Class A                    ON WHICH REGISTERED)
Depositary Shares representing one-fifth
  of one share of 10% Cumulative                      Securities registered pursuant
  Preferred Stock, Class A                             to Section 12(g) of the Act:
Common Shares, $1 par value
Rights to Purchase Common Shares                                   None
- ----------------------------------------              -----------------------------
         (TITLE OF CLASS)                                    (TITLE OF CLASS)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

                  Yes X                                   No
                     ---                                    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes X                                   No
                     ---                                    ---
     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,300,303,000 at March 1, 1994. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on March 1, 1994.)

     There were 241,764,577 KeyCorp Common Shares outstanding, exclusive of treasury shares, on March 1, 1994.
- ---------------

(1) The securities listed include those securities of KeyCorp registered pursuant to Section 12(b) of the Act. Prior to the merger of old KeyCorp with and into Society Corporation, Society Corporation securities registered pursuant to Section 12(b) of the Act included Common Shares, $1 par value, and Rights to purchase Common Shares.


                                    KEYCORP

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                             PAGE
NUMBER                                                                           NUMBER
- ------                                                                    ---------------------
                                            PART I
   1       Business...................................................              1
   2       Properties.................................................              8
   3       Legal Proceedings..........................................              8
   4       Submission of Matters to a Vote of Security Holders........              9

                                            PART II
   5       Market for Registrant's Common Stock and Related
             Stockholder Matters......................................              9
   6       Selected Financial Data....................................              9
   7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................              9
   8       Financial Statements and Supplementary Data................             37
   9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................             62

                                           PART III
  10       Directors and Executive Officers of the Registrant.........             62
  11       Executive Compensation.....................................             62
  12       Security Ownership of Certain Beneficial Owners and
             Management...............................................             62
  13       Certain Relationships and Related Transactions.............             62

                                            PART IV
  14       Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.................................................             63
           Signatures.................................................             99
           Exhibits...................................................             100

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

On March 1, 1994, KeyCorp ("old KeyCorp"), a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets at December 31, 1993, merged into and with Society Corporation, an Ohio corporation ("Society"), which was the surviving corporation of the merger under the name KeyCorp (See Mergers, Acquisitions and Divestitures on page 2 for a more complete description of the merger).

Because the merger, which was accounted for as a pooling of interests, occurred subsequent to December 31, 1993, the information presented in this Annual Report on Form 10-K does not give effect to the impact of the merger. Consequently, unless otherwise expressly stated, the information presented relates to Society prior to its merger with old KeyCorp. However, supplemental financial statements included on pages 65 through 94 present the combined financial condition and results of operations of Society and old KeyCorp as if the merger had been in effect for all periods presented.

Society, a financial services holding company organized in 1958, is headquartered in Cleveland, Ohio, is incorporated in Ohio, and is registered under the Bank Holding Company Act ("BHCA") and the Home Owners' Loan Act ("HOLA"). It is principally a regional banking organization and provides a wide range of banking, fiduciary, and other financial services to corporate, institutional, and individual customers. Based on total consolidated assets of approximately $27 billion at December 31, 1993, Society ranked as the third largest bank holding company in Ohio. The first predecessor of a subsidiary of Society was organized in 1849. At December 31, 1993, Society's subsidiary banks operated 434 full-service banking offices in the States of Ohio, Indiana, Michigan, and Florida. At December 31, 1993, Society had 12,038 full-time equivalent employees.

SUBSIDIARIES

Banking operations in Ohio are conducted through Society National Bank, a Federally-chartered bank headquartered in Cleveland, Ohio, which is the largest bank in Ohio and one of the nation's major regional banks. At December 31, 1993, Society National Bank had total assets of $21.8 billion and operated 291 full-service banking offices.

Banking operations in Indiana are conducted through Society National Bank, Indiana, a Federally-chartered bank headquartered in South Bend, Indiana. At December 31, 1993, Society National Bank, Indiana had total assets of $3.0 billion and operated 83 full-service banking offices.

Banking operations in Michigan are conducted through Society Bank, Michigan, a state-chartered bank headquartered in Ann Arbor, Michigan. At December 31, 1993, Society Bank, Michigan had assets of $1.1 billion and operated 36 full-service banking offices.

Banking operations in Florida are conducted through Society First Federal Savings Bank, a Federally-chartered savings bank headquartered in Fort Myers, Florida. At December 31, 1993, Society First Federal Savings Bank had assets of $1.4 billion and operated 24 full-service banking offices.

In addition to the customary banking services of accepting funds for deposit and making loans, Society's subsidiary banks provide a wide range of specialized services tailored to specific markets, including investment management, personal and corporate trust services, personal financial services, cash management services, investment banking services, and international banking services. At December 31, 1993, Society had one of the nation's largest trust departments with managed assets (excluding corporate trust assets) of approximately $29.4 billion.

Society's nonbanking subsidiaries provide investment advisory services, securities brokerage services, institutional and personal trust services, mortgage banking services, reinsurance of credit life and accident and health insurance on loans made by subsidiary banks, venture capital and small business investment financing services, equipment lease financing, community development financing, stock transfer agent services and other financial services.

Society is a legal entity separate and distinct from its subsidiaries. The principal source of Society's income is the earnings of subsidiary banks, and the principal source of its cash flow is dividends from its subsidiary banks. Applicable state and Federal laws impose limitations on the ability of Society's banking subsidiaries to pay dividends. In addition, the subsidiary banks are subject to the limitations contained in the Federal Reserve Act regarding extensions of credit to, investments in, and certain other transactions with Society and its other subsidiaries. See "Supervision and Regulation" on page 3 for a more complete description of the regulatory restrictions to which Society and its subsidiaries are subject.

The following financial data concerning Society and its subsidiaries is incorporated herein by reference as indicated below:

                            DESCRIPTION OF FINANCIAL DATA                          PAGE
     ----------------------------------------------------------------------------  ----
     Average Balance Sheets, Net Interest Income, and Yields/Rates...............   14
     Components of Net Interest Income Changes...................................   16
     Securities..................................................................   26
     Composition of Loans........................................................   24
     Loan Maturities and Sensitivity to Changes in Interest Rates................   19
     Summary of Nonperforming Assets and Past Due Loans..........................   29
     Nonperforming Assets........................................................   48
     Summary of Loan Loss Experience.............................................   28
     Allocation of the Allowance for Loan Losses.................................   28
     Maturity Distribution of Time Deposits of $100,000 or More..................   30
     Selected Financial Data.....................................................   11
     Short-Term Borrowings.......................................................   49

MERGERS, ACQUISITIONS AND DIVESTITURES

On March 1, 1994, old KeyCorp, a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets as of December 31, 1993, merged into and with Society, which was the surviving corporation and assumed the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp common stock (based on an exchange ratio of 1.205 KeyCorp Common Shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged on a one-for-one basis for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, financial results for all prior periods presented will be restated to include the financial results of old KeyCorp. The supplemental financial statements presented on pages 65 through 94 of this report present the financial condition and results of operations of Society and old KeyCorp as if the merger had been in effect for all periods presented.

On October 5, 1993, Society completed the acquisition of Schaenen Wood & Associates, Inc. ("SWA"), a New York City-based investment management firm which manages approximately $1.3 billion in assets. The transaction was accounted for as a purchase. Accordingly, the results of operations of SWA have been included in the consolidated financial statements from the date of acquisition.

On September 15, 1993, Society completed the sale of Ameritrust Texas Corporation ("ATC") to Texas Commerce Bank, National Association, an affiliate of Chemical Banking Corporation. ATC was based in Dallas, Texas, and provided a range of investment management and fiduciary services to institutions, businesses and individuals through 11 offices operating in Texas. For the year-to-date period through the closing date, ATC had net income of $3.2 million. The $29.4 million gain on the sale ($12.2 million after tax, $.10 per Common Share) is included in noninterest income.

On January 22, 1993, Society acquired all of the outstanding shares of First Federal Savings and Loan Association of Fort Myers ("Society First Federal"), a Federal stock savings bank, for total cash consideration of $144 million. The transaction was accounted for as a purchase. Accordingly, the results of operations of Society First Federal have been included in the consolidated financial statements from the date of acquisition. Society First Federal had 24 offices in southwest and central Florida and approximately $1.1 billion in total assets at the date of acquisition.

On December 4, 1992, Society and three other bank holding companies formed a joint venture in a newly-formed company, Electronic Payment Services, Inc. This company is the largest processor of automated teller machine transactions in the United States and a national leader in point-of-sale transaction processing. As part of the agreement, Society contributed its wholly-owned subsidiary, Green Machine Network Corporation, and its point-of-sale business in return for an equity interest.

On September 30, 1992, Society acquired all the outstanding shares of First of America Bank-Monroe ("FAB-Monroe") from First of America Bank Corporation in a cash purchase. The transaction was accounted for as a purchase, and accordingly, the results of operations of FAB-Monroe have been included in the consolidated financial statements from the date of acquisition. FAB-Monroe operated 10 offices in southeastern Michigan and had approximately $160 million in total assets at the date of acquisition.

On March 16, 1992, Ameritrust Corporation ("Ameritrust"), a financial services holding company located in Cleveland, Ohio, with approximately $10 billion in assets as of December 31, 1991, merged with and into Society. Under the terms of the merger agreement, 49,550,862 Society Common Shares were exchanged for all of the outstanding shares of Ameritrust common stock (based on an exchange ratio of .65 shares of Society for each share of Ameritrust). The outstanding preferred stock of Ameritrust was exchanged on a one-for-one basis for 1,200,000 shares of a comparable, new issue of Fixed/Adjustable Rate Cumulative Preferred Stock of Society. The merger was accounted for as a pooling of interests and, accordingly, financial results for all prior periods presented have been restated to include the financial results of Ameritrust. In connection with the merger and as part of an agreement with the United States Department of Justice, Society sold 28 Ameritrust branches located in Cuyahoga and Lake Counties in Ohio in June 1992. Deposits of $933.3 million and loans or loan participations totaling $331.8 million were sold along with the branches at a gain of $20.1 million ($13.2 million after tax, $.11 per Common Share) which is included in noninterest income. In addition, in May 1992, deposits and loans totaling $98.7 million and $45.7 million, respectively, were sold along with four branches in Ashtabula County, Ohio, in accordance with the Federal Reserve Board order that approved the merger.

COMPETITION

The market for banking and bank-related services is highly competitive. Society and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial banks, savings and loan associations, credit unions, mutual funds, including money market mutual funds, insurance companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions have added competitive pressure. Competition is expected to intensify as a consequence of reciprocal interstate banking laws now in effect in a substantial number of states, and the prospect of possible Federal legislation authorizing nationwide interstate banking. Society and its subsidiaries compete by offering quality products and innovative services at competitive prices.

SUPERVISION AND REGULATION

GENERAL
As a bank holding company, Society is subject to supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a result of the 1993 acquisition of Society First Federal, Society is also subject to supervision by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company registered under HOLA. The banking and savings association subsidiaries (collectively, "banking subsidiaries") of Society are subject to extensive supervision, examination, and regulation by applicable Federal and state banking agencies, including the Office of the Comptroller of the Currency (the "OCC") in the case of national bank subsidiaries, the Michigan Financial Institutions Bureau in the case of Society Bank, Michigan, and the OTS in the case of Society First Federal. Each of the banking subsidiaries is insured by, and therefore also subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"). Depository institutions such as the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. The regulatory regime applicable to bank holding companies and their subsidiaries generally is not intended for the protection of investors and is directed toward protecting the interests of depositors, the FDIC deposit insurance funds, and the U.S. banking system as a whole.

Society's nonbanking subsidiaries are also subject to supervision and examination by the Federal Reserve Board, as well as other applicable regulatory agencies. For example, Society's discount brokerage and investment advisory subsidiaries are subject to supervision and regulation by the SEC, the National Association of Securities Dealers, Inc., and state securities regulators. Society's insurance subsidiary is subject to regulation by the insurance regulatory authorities of the various states. Other nonbanking subsidiaries are subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

The following references to certain statutes and regulations are brief summaries thereof. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. In addition there are other statutes and regulations that apply to and regulate the operation of banking institutions. A change in applicable law or regulation may have a material effect on the business of Society.

DIVIDEND RESTRICTIONS
Various Federal and state statutory provisions limit the amount of dividends that may be paid to Society by its banking subsidiaries without regulatory approval. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by the OCC) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank is not permitted to pay a dividend in an amount greater than its net profits then on hand (as defined by the OCC) after deducting its losses and bad debts. For this purpose, bad debts are defined to include, generally, loans which have matured as to which interest is overdue by six months or more, other than such loans which are well secured and in the process of collection. Society's principal banking subsidiaries -- Society National Bank and Society National Bank, Indiana are national banks.

In addition, OTS regulations impose limitations upon all capital distributions by savings associations. These limitations are applicable to Society First Federal, Society's only savings association subsidiary.

State banks that are not members of the Federal Reserve System ("nonmember banks") are also subject to varying restrictions on the payment of dividends under state laws. Society Bank, Michigan is Society's only state nonmember bank.

Under these restrictions, as of December 31, 1993, Society's banking subsidiaries could have declared dividends of approximately $76.0 million in the aggregate, without obtaining prior regulatory approval.

In addition, if, in the opinion of the applicable Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the Federal Reserve Board, the OCC, the FDIC and the OTS have issued policy statements which provide that insured depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

HOLDING COMPANY STRUCTURE
Transactions Involving Banking Subsidiaries. Transactions involving Society's banking subsidiaries are subject to Federal Reserve Act restrictions which limit the transfer of funds from such subsidiaries to Society and (with certain exceptions) to Society's nonbanking subsidiaries (together, "affiliates") in so-called "covered transactions," such as loans, extensions of credit, investments, or asset purchases. Unless an exemption applies, each such transfer by a banking subsidiary to one of its affiliates is limited in amount to 10% of that banking subsidiary's capital and surplus and, with respect to all such transfers to affiliates, in the aggregate, to 20% of that banking subsidiary's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts. "Covered transactions" also include the acceptance of securities issued by the banking subsidiary as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of Society or any of its affiliates. In addition, a bank holding company and its banking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Bank Holding Company Support of Banking Subsidiaries. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required by the Federal Reserve Board at times when Society may not have the resources to provide it or, for other reasons, would not otherwise be inclined to provide it. Any capital loans by Society to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of a subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

A depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default (the so-called "cross guaranty" provision). "Default" is defined under the FDIC's regulations generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

CAPITAL REQUIREMENTS
The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the Federal Reserve Board for bank holding companies is 8%. At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I capital"). The remainder may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan and lease loss reserves ("Tier II capital"). The Federal Reserve Board has stated that banking organizations generally, and, in particular, those that actively make acquisitions, are expected to operate well above the minimum risk-based capital ratios. As of December 31, 1993, Society's Tier I and total capital to risk-adjusted assets ratios were 8.65% and 12.88%, respectively.

In addition, Society is subject to minimum leverage ratio (Tier I capital to average total assets for the relevant period) guidelines. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, such as having the highest supervisory rating. All other bank holding companies are required to maintain a leverage ratio which is at least 100 to 200 basis points higher (i.e., a leverage ratio of at least 4% to 5%). Neither Society, nor any of its banking subsidiaries have been advised by its appropriate Federal regulatory agency of any specific leverage ratio applicable to it. At December 31, 1993, Society's Tier I leverage ratio was 7.18%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital less all intangibles, to total assets less all intangibles.

Each of Society's banking subsidiaries is also subject to capital requirements adopted by applicable Federal regulatory agencies which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. As of December 31, 1993, each of Society's banking subsidiaries had capital in excess of all minimum regulatory requirements.

All the Federal banking agencies have proposed regulations that would add an additional capital requirement based upon the amount of an institution's exposure to interest rate risk. The OTS recently adopted its final rule adding an interest rate component to its risk-based capital rule. Under the final OTS rule, savings associations with a greater than "normal" level of interest rate risk exposure will be subject to a deduction from total capital for purposes of calculating the risk-based capital ratio. The new OTS rule was effective January 1, 1994, except for limited provisions which are effective July 1, 1994. The other Federal banking agencies have yet to adopt their final rules on the interest rate risk component of risk-based capital.

The OCC, the Federal Reserve, and the FDIC have proposed amendments to their respective regulatory capital rules to include in Tier I capital the net unrealized changes in the value of securities available for sale for purposes of calculating the risk-based and leverage ratios. The proposed amendments are in response to the provisions outlined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which takes effect for fiscal years beginning after December 15, 1993. See Note 3, Securities, on page 46 for a more complete description of SFAS No. 115. This new accounting standard establishes, among other things, net unrealized holding gains and losses on securities available for sale as a new component of stockholders' equity. If adopted as proposed, the rules could cause the Tier I capital to be subject to greater volatility. However, neither SFAS No. 115 nor the capital proposals would have any direct impact on reported earnings.

SIGNIFICANT AMENDMENTS TO THE FEDERAL DEPOSIT INSURANCE ACT
In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991, which, among other things, amended the Federal Deposit Insurance Act (the "FDIA"), and increased the FDIC's borrowing authority to resolve bank failures, mandated least-cost resolutions and prompt regulatory action with regard to undercapitalized institutions, expanded consumer protection, and mandated increased supervision of domestic depository institutions and the U.S. operations of foreign depository institutions. The amendments to the FDIA resulting from enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 require Federal banking agencies to promulgate regulations and specify standards in numerous areas of bank operations, including interest rate exposure, asset growth, internal controls, credit underwriting, executive officer and director compensation, real estate construction financing, additional review of capital standards, interbank liabilities, and other operational and managerial standards as the agencies determine appropriate. Most of these regulations have been promulgated in final form by the appropriate Federal bank regulatory agencies, although some have only been proposed. These regulations have increased and may continue to increase the cost of and the regulatory burden associated with the banking business.

Prompt Corrective Action. Effective in December 1992, the FDIC, the Federal Reserve Board, the OCC and the OTS adopted new regulations to implement the prompt corrective action provisions of the FDIA. The regulations group FDIC-insured depository institutions into five broad categories based on their capital ratios. The five categories are "well capitalized," "adequately capitalized", "undercapitalized", "significantly undercapitalized," and "critically undercapitalized." An institution is "well capitalized" if it has a total risk-based capital ratio (total capital to risk-adjusted assets) of 10% or greater, a Tier I risk-based capital ratio (Tier I capital to risk-adjusted assets) of 6% or greater and a Tier I leverage capital ratio (Tier I capital to average total assets) of 5% or greater, and it is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and (generally) a Tier I leverage capital ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution. An institution is "undercapitalized" if the relevant capital ratios are less than those specified in the definition of an "adequately capitalized" institution. An institution is "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage capital ratio of less than 3%. An institution is "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets of 2% or less. An institution may be downgraded to, or be deemed to be in a capital category that is lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The capital-based prompt corrective action provisions of the FDIA and their implementing regulations apply to FDIC insured depository institutions and are not applicable to holding companies which control such institutions. However, both the Federal Reserve Board and the OTS have indicated that, in regulating holding companies, they will take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to Society under existing law and regulations, based upon its ratios Society would qualify, and its subsidiary banks do qualify, as well-capitalized as of December 31, 1993. The capital category, as determined by applying the prompt corrective action provisions of the law, may not constitute an accurate representation of the overall financial condition or prospects of Society or its banking subsidiaries.

The FDIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the institution would thereafter be undercapitalized. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System (effective December 19, 1993). Undercapitalized depository institutions are subject to increased monitoring by the appropriate Federal banking agency and limitations on growth, and are required to submit a capital restoration plan. The Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company with respect to such a guarantee is limited to the lesser of: (a) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized or
(b) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets, and are prohibited from receiving deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

FDIC Insurance. Under the risk-related insurance assessment system, adopted in final form effective beginning with the January 1, 1994 assessment period, a bank or savings association is required to pay an assessment ranging from $.23 to $.31 per $100 of deposits based on the institution's risk classification. The risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action). For the period commencing on July 1, 1993 through December 31, 1993, insurance assessments on all deposits of Society's banking subsidiaries were paid at the $.23 per $100 of deposits rate.

DEPOSITOR PREFERENCE STATUTE

In August 1993, Federal legislation was enacted which provides that insured and uninsured deposits of, and certain claims for administrative expenses and employee compensation against, an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver. Under this new legislation, if an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of all unsecured, nondeposit creditors in order of priority of payment. Due to its recent enactment, it is too early to determine what impact this legislation will have on the ability of financial institutions to attract junior creditors in the future or otherwise.

IMPLICATIONS OF BEING A SAVINGS AND LOAN HOLDING COMPANY
Society is a savings and loan holding company within the meaning of HOLA. With certain exceptions, a savings and loan holding company must obtain prior written approval from the OTS (as well as the Federal Reserve Board, or other Federal agencies whose approval may be required, depending upon the structure of the acquisition transaction) before acquiring control of a savings association or savings and loan holding company through the acquisition of stock or through a merger or some other business combination. HOLA prohibits the OTS from approving an acquisition by a savings and loan holding company which would result in the holding company's controlling savings associations in more than one state unless
(a) the holding company is authorized to do so by the FDIC as an emergency acquisition, (b) the holding company controls a savings association which operated an office in the additional state or states on March 5, 1987, or (c) the statutes of the state in which the savings association to be acquired is located specifically permit a savings association chartered by such state to be acquired by an out-of-state savings association or savings and loan holding company.

CONTROL ACQUISITIONS
The Change in Bank Control prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the Federal Reserve Board issues written notice of its intention not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Society would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Society Common Shares, or otherwise obtaining control over Society.

ITEM 2.  PROPERTIES

The headquarters of Society and of Society National Bank are located in Society Center at 127 Public Square, Cleveland, Ohio 44114-1306. Society currently leases approximately 625,000 square feet of the complex, encompassing the first twenty-one floors and the 55th and 56th floors of the 57-story Society Tower and all ten floors of the adjacent Society for Savings Building. Society owns a four-story office building and the Summit Center Building, a 16-story office building, both located in downtown Toledo. In addition, Society has an office center located in a one-story building containing approximately 500,000 square feet on a 55 acre site in Brooklyn, Ohio which is owned in fee by a subsidiary.

Society National Bank is still under lease on the former Ameritrust offices at 2017 East Ninth Street in Cleveland in accordance with obligations assumed as part of the merger. These offices under lease consist of a portion of a 29-story office building, an attached 13-story office building and an 8-story parking garage.

Society Bank, Michigan owns its seven-story main office building in Ann Arbor, Michigan, which is also the headquarters of Society Bancorp of Michigan, Inc. Society National Bank, Indiana leases its 14-story headquarters building in South Bend, Indiana.

At December 31, 1993, the banking subsidiaries of Society owned 247 of their branch banking offices and leased 187 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-year leases from inception.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, Society and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and Society's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition of Society.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Report, no matter was submitted to a vote of security holders of Society.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The discussion with respect to Common Shares and Shareholder Information appearing on page 32 and the dividend restrictions discussions included on page 4 and in Note 13, Commitments, Contingent Liabilities, and Other Disclosures, on page 56 are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data included on page 11 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a narrative discussion and analysis of the consolidated financial condition and results of operations of Society Corporation and its subsidiaries (the "Corporation"). The financial data included throughout the remainder of this discussion should be read in conjunction with the consolidated financial statements and notes presented on pages 39 through 61 of this report.

On March 1, 1994, KeyCorp ("old KeyCorp"), a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets as of December 31, 1993, merged into and with Society Corporation ("Society"), an Ohio corporation, which was the surviving corporation of the merger under the name "KeyCorp".

Because the merger, which was accounted for as a pooling of interests, occurred subsequent to December 31, 1993, the financial information and narrative discussion presented herein covers Society's financial performance prior to the merger and does not give effect to the restatement to include old KeyCorp's financial results. However, the supplemental financial statements included on pages 65 through 94 of this report present the combined financial condition and results of operations of Society and old KeyCorp as if the merger had been in effect for all periods presented.

In addition to the merger of Society and old KeyCorp, the following transactions, which were completed over the past two years and have had a significant impact on the Corporation's overall growth and geographic diversification, are described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, on page 45 of this report: (i) the March 16, 1992, merger of Ameritrust Corporation ("Ameritrust") with and into Society,
(ii) the September 30, 1992, acquisition by Society of all the outstanding shares of First of America Bank - Monroe ("FAB-Monroe"), (iii) the December 4, 1992, formation by Society and three other bank holding companies of a joint venture in a new corporation named Electronic Payment Services, Inc., (iv) the January 22, 1993, acquisition by Society of all the outstanding shares of First Federal Savings and Loan Association of Fort Myers ("Society First Federal"),
(v) the September 15, 1993, sale by Society of Ameritrust Texas Corporation ("ATC"), and (vi) the October 5, 1993, acquisition by Society of Schaenen Wood & Associates, Inc. ("SWA").

                              PERFORMANCE OVERVIEW

Net income for 1993 reached a record level of $347.2 million, or $2.93 per Common Share, up from the previous record of $301.2 million, or $2.51 per Common Share, achieved in 1992 and $76.5 million, or $.61 per Common Share, in 1991. The return on average common equity for the current year rose to 17.87%, up from 17.52% and 4.24% in 1992 and 1991, respectively. The return on average total assets was 1.36% in 1993, 1.26% in 1992 and .30% in 1991.

Record-level earnings were attained in 1993 despite fourth-quarter merger and integration charges of $53.9 million ($39.6 million after tax, $.33 per Common Share) recorded in connection with the merger with old KeyCorp. In 1992, earnings were also adversely impacted by similar charges of $50.0 million ($34.2 million after tax, $.29 per Common Share) recorded in the first quarter in connection with the merger with Ameritrust. In addition, 1992 earnings reflected a $20.1 million ($13.2 million after tax, $.11 per Common Share) gain on the sale of certain branch offices and loans. Excluding the impact of the above items, 1993 net income grew by $64.6 million, or 20%, relative to the previous year. On a pre-tax basis, this improvement reflected a $62.1 million, or 5%, increase in taxable-equivalent net interest income, a $28.3 million, or 6%, increase in noninterest income and a $75.1 million, or 51%, decrease in the provision for loan losses. These positive factors were offset in part by a $52.1 million, or 5%, increase in noninterest expense. Adjusting for the merger and integration charges in both years and the 1992 gain, the returns on average common equity and the returns on average total assets were 19.92% and 1.51%, respectively, in 1993, and 18.77% and 1.35%, respectively, in 1992.

In 1991, net income was also impacted by merger and integration charges totaling $93.8 million ($68.2 million after tax, $.59 per Common Share) recorded during the fourth quarter in connection with the Ameritrust merger. Excluding the merger and integration charges in both 1992 and 1991 and the gain referred to above, net income in 1992 grew by $177.5 million, or 123%, relative to the previous year. On a pre-tax basis, this improvement reflected a $72.3 million, or 7%, increase in taxable-equivalent net interest income, a $26.4 million, or 6%, increase in noninterest income and a $132.7 million, or 47%, decrease in the provision for loan losses. Noninterest expense also decreased $22.7 million, after adjusting for the merger and integration charges in both years. On an adjusted basis, the 1991 return on average common equity and the return on average total assets were 8.36% and .57%, respectively.

(FIG. 1) - COMPONENTS OF EARNINGS PER COMMON SHARE

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                                                    CHANGE
                                                               -----------------
                                          1993       1992      AMOUNT     PERCENT
                                         ------     ------     ------     ------
Interest income......................    $15.81     $16.22     $ (.41)      (2.5)%
Interest expense.....................      5.68       6.59       (.91)     (13.8)
                                         ------     ------     ------
  Net interest income................     10.13       9.63        .50        5.2
Provision for loan losses............       .61       1.25       (.64)     (51.2)
                                         ------     ------     ------
  Net interest income after
     provision.......................      9.52       8.38       1.14       13.6
Noninterest income...................      4.31       4.27        .04         .9
Noninterest expense..................      9.31       8.91        .40        4.5
                                         ------     ------     ------
  Income before income taxes.........      4.52       3.74        .78       20.9
Income taxes.........................      1.58       1.17        .41       35.0
Preferred dividends..................       .01        .06       (.05)     (83.3)
                                         ------     ------     ------
  Earnings per common share..........    $ 2.93     $ 2.51     $  .42       16.7
                                         ------     ------     ------
                                         ------     ------     ------

(FIG. 2) - SELECTED FINANCIAL DATA (1)

     (dollars in millions,
   except per share amounts)          1993            1992            1991            1990            1989            1988
- -------------------------------    -----------     -----------     -----------     -----------     -----------     -----------
YEAR ENDED DECEMBER 31,
Interest income................    $   1,871.3     $   1,903.4     $   2,263.9     $   2,521.4     $   2,564.1     $   2,222.3
Interest expense...............          672.3           773.0         1,216.7         1,498.9         1,538.0         1,292.7
Net interest income............        1,199.0         1,130.4         1,047.2         1,022.5         1,026.1           929.6
Provision for loan losses......           72.2           147.4           280.0           419.9           212.1           147.3
Noninterest income.............          509.8           501.5           455.0           460.6           361.1           332.1
Noninterest expense............        1,101.9         1,045.9         1,112.5         1,065.1           979.3           866.4
Income (loss) before income
  taxes........................          534.7           438.6           109.7            (1.9)          195.8           248.0
Net income.....................          347.2           301.2            76.5            61.5           121.8           204.8
Net income applicable to Common
  Shares.......................          346.1           295.0            70.2            56.3           119.9           202.7
PER COMMON SHARE(2)
Net income.....................    $      2.93     $      2.51     $       .61     $       .49     $      1.00     $      1.65
    Originally reported........           2.93            2.51            2.45            2.35            2.32            2.09
Cash dividends.................           1.12             .98             .92             .88             .80             .68
Book value at year-end.........          17.37           15.49           13.82           13.90           14.46           14.87
    Originally reported........          17.37           15.49           16.90           15.34           16.58           14.98
Market price at year-end.......          29.75           32.13           24.75           16.13           17.07           16.63
Dividend payout ratio..........          38.23%          39.04%         150.82%         179.59%          80.00%          41.21%
Weighted average Common Shares
  (000)........................      118,323.5       117,348.7       115,266.8       115,465.1       119,729.8       122,858.9
AT DECEMBER 31,
Loans..........................    $  17,897.6     $  16,031.5     $  16,831.7     $  18,076.8     $  18,372.5     $  17,627.3
Earning assets.................       24,678.5        22,587.2        23,265.3        23,565.1        24,530.5        23,832.4
Total assets...................       27,007.3        24,978.3        25,585.6        26,121.4        27,450.1        26,694.5
Deposits.......................       19,880.7        18,658.0        20,014.8        21,395.0        21,763.4        20,506.8
Long-term debt.................          952.7           886.0           463.8           471.1           468.9           463.1
Common shareholders' equity....        2,038.6         1,808.1         1,595.2         1,586.0         1,677.9         1,744.8
Total shareholders' equity.....        2,038.6         1,868.1         1,655.2         1,646.0         1,702.9         1,769.8
PERFORMANCE RATIOS
Return on average total
  assets.......................           1.36%           1.26%            .30%            .23%            .47%            .81%
    Originally reported........           1.36            1.26            1.09            1.03            1.11            1.07
Return on average common
  equity.......................          17.87           17.52            4.24            3.39            6.89           11.53
    Originally reported........          17.87           17.52           15.36           16.17           15.49           15.56
Return on average total
  equity.......................          17.84           17.28            4.46            3.59            6.91           11.30
    Originally reported........          17.84           17.28           15.36           16.14           15.23           15.28
Efficiency(3)..................          60.41           61.11           66.44           68.09           68.70           65.96
Overhead(4)....................          45.57           45.27           52.60           54.65           56.95           54.51
Net interest margin............           5.26            5.33            4.65            4.44            4.54            4.30
CAPITAL RATIOS AT DECEMBER 31,
Equity to assets...............           7.55%           7.48%           6.47%           6.30%           6.20%           6.63%
Tier I risk-adjusted capital...           8.65            8.53            7.43            6.15            6.78             N/A
Total risk-adjusted capital....          12.88           12.39            9.71            9.42            9.27             N/A
Leverage.......................           7.18            6.98            5.92            5.57            5.78             N/A
































                                  COMPOUND
                                 ANNUAL RATE
     (dollars in millions,        OF CHANGE
   except per share amounts)     (1988-1993)
- -------------------------------  -----------
YEAR ENDED DECEMBER 31,
Interest income................       (3.4)%
Interest expense...............      (12.3)
Net interest income............        5.2
Provision for loan losses......      (13.3)
Noninterest income.............        9.0
Noninterest expense............        4.9
Income (loss) before income
  taxes........................       16.6
Net income.....................       11.1
Net income applicable to Common
  Shares.......................       11.3
PER COMMON SHARE(2)
Net income.....................       12.2
    Originally reported........        7.0
Cash dividends.................       10.5
Book value at year-end.........        3.2
    Originally reported........        3.0
Market price at year-end.......       12.3
Dividend payout ratio..........       (1.5)
Weighted average Common Shares
  (000)........................        (.8)




AT DECEMBER 31,
Loans..........................         .3
Earning assets.................         .7
Total assets...................         .2
Deposits.......................        (.6)
Long-term debt.................       15.5
Common shareholders' equity....        3.2
Total shareholders' equity.....        2.9
PERFORMANCE RATIOS
Return on average total
  assets.......................        N/A
    Originally reported........        N/A
Return on average common
  equity.......................        N/A
    Originally reported........        N/A
Return on average total
  equity.......................        N/A
    Originally reported........        N/A
Efficiency(3)..................        N/A
Overhead(4)....................        N/A
Net interest margin............        N/A
CAPITAL RATIOS AT DECEMBER 31,
Equity to assets...............        N/A
Tier I risk-adjusted capital...        N/A
Total risk-adjusted capital....        N/A
Leverage.......................        N/A


- --------------------------------------------------------------------------------

(1) Amounts have been restated to reflect the March 16, 1992, merger with Ameritrust Corporation and the January 5, 1990, merger with Trustcorp, Inc., each accounted for as a pooling of interests.

(2) Common Share and per Common Share amounts have been restated to reflect a two-for-one stock split effected by means of a 100% stock dividend paid on March 22, 1993.

(3) Calculated as noninterest expense (excluding merger and integration charges and other non-recurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions, gain on sale of subsidiary and gain on sale of branch offices and loans).

(4) Calculated as noninterest expense (excluding merger and integration charges and other non-recurring charges) less noninterest income (excluding net securities transactions, gain on sale of subsidiary and gain on sale of branch offices and loans) divided by taxable-equivalent net interest income.

N/A = Not Applicable.


                             RESULTS OF OPERATIONS
NET INTEREST INCOME

Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Society's banking affiliates. Net interest income is affected by a number of factors including the level, pricing and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which increases reported interest income on tax-exempt loans and securities by an amount equivalent to the taxes which would be paid if the income were taxable at the statutory Federal income tax rate.

The trends in various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The table presented in Figure 4 provides an analysis of the effect of changes in yields/rates and average balances on net interest income in 1993 and 1992. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 23.

Net interest income was $1.2 billion in 1993, up $62.1 million, or 5%, from the prior year. This followed an increase of $72.3 million, or 7%, in 1992 relative to the comparable 1991 period. In 1993, the growth in net interest income resulted from a higher level of average earning assets, which more than offset a slight decline in the net interest margin. The net interest margin is computed by dividing taxable equivalent net interest income by average earning assets.

Average earning assets in 1993 totaled $23.2 billion which represented an increase of $1.5 billion, or 7%, from the prior year. This followed a decrease of $1.6 billion, or 7%, in 1992 relative to the previous year. Excluding the impact of the January 1993, acquisition of Society First Federal, average earning assets increased by $325.2 million in 1993 due to increases of $461.8 million in total securities and $69.2 million in loans and mortgage loans held for sale. These increases were partially offset by a $205.7 million decline in aggregate short-term investments. The increase in loans can be primarily attributed to growth in student loans held for sale, residential mortgage loans and lease financing, offset in part by lower levels of outstanding loans in the consumer and commercial portfolios. The $1.6 billion decrease in average earning assets in 1992 resulted primarily from a $1.3 billion decline in average loans, principally in the commercial and real estate construction portfolios. The decline also reflected a decrease of $375.4 million in Federal funds sold and security resale agreements. This latter decrease resulted from reduced short-term funding requirements for loans and the planned reduction of excess liquidity. The decrease in loans in 1992 can be attributed to a decline in demand due to weak economic conditions, strategic efforts to reduce certain types of lending, the anticipated run-off of certain Ameritrust credits and the second quarter sale of branch offices, including $331.8 million in loans, required in connection with the merger with Ameritrust.

As shown in Figure 3, the net interest margin for the current year was 5.26% compared with 5.33% in 1992 and 4.65% in 1991. The slight decline in the 1993 net interest margin reflected the narrower interest rate spread contributed by Society First Federal and the lower proportion of interest free funds supporting earning assets in comparison with the prior year. The interest rate spread is computed as the difference between the taxable-equivalent yield on earning assets and the rate paid on interest-bearing liabilities. Excluding the impact of Society First Federal, the net interest margin increased to 5.35%. On an adjusted basis, the improvement in the margin over the past two years was principally the result of a wider spread. In 1993 and 1992 the spread increased by 16 basis points and 85 basis points, respectively, as the decrease in the rate paid on interest-bearing liabilities exceeded the decrease in the yield on earning assets. Several factors were responsible for the widened spreads, including an interest rate sensitivity position which has enabled the Corporation to benefit from the lower interest rate environment. This position was enhanced through the increased use of "portfolio" interest rate swaps and securities. The notional amount of such swaps increased to $5.2 billion at December 31, 1993, up from $4.8 billion at December 31, 1992, and $2.9 billion at December 31, 1991. Interest rate swaps contributed $131.1 million to net interest income and 56 basis points to the net interest margin in 1993. In 1992 interest rate swaps increased net interest income by $93.8 million and added 44 basis points to the net interest margin. The manner in which interest rate swaps are used in the Corporation's overall program of asset and liability management is described in the Asset and Liability Management section on page 16 of this report. Also contributing to the widened spread was a shift in deposits from time to lower rate savings deposits with higher liquidity and to noninterest-bearing deposits. The improved margin also reflected the effects of a lower level of nonperforming assets and the 1992 reduction in short-term investments (made by Ameritrust prior to the merger) which had narrower spreads.

                        [PAGE INTENTIONALLY LEFT BLANK]

(FIG. 3) - AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES (4)
                                                       1993                                  1992
                                         ---------------------------------     ---------------------------------
                                          AVERAGE                   YIELD/      AVERAGE                   YIELD/
        (dollars in millions)             BALANCE      INTEREST      RATE       BALANCE      INTEREST      RATE
- -------------------------------------    ---------     --------     ------     ---------     --------     ------
ASSETS
Loans(1)(2):
  Commercial, financial and
    agricultural.....................    $ 4,430.4     $  359.0       8.10%    $ 4,843.0     $  405.0       8.36%
  Real estate........................      7,078.7        574.3       8.11       6,267.8        517.9       8.26
  Consumer...........................      3,165.3        332.1      10.49       4,173.5        452.6      10.84
  Student loans held for sale........      1,195.9         77.0       6.44
  Lease financing....................      1,010.8         75.4       7.46         758.9         59.3       7.81
  Foreign............................         71.0          4.5       6.37         105.3          6.2       5.88
                                         ---------     --------                ---------     --------
    Total loans......................     16,952.1      1,422.3       8.39      16,148.5      1,441.0       8.92
Mortgage loans held for sale.........        243.4         17.8       7.31         149.0         12.8       8.59
Investment Securities:
  Taxable investment securities......      4,161.0        330.1       7.93       4,250.6        397.1       9.34
  Tax-exempt investment
    securities(1)....................        461.4         41.9       9.10         584.0         54.8       9.38
                                         ---------     --------                ---------     --------
    Total investment securities......      4,622.4        372.0       8.05       4,834.6        451.9       9.35
Securities available for sale........        911.1         63.8       7.00
Interest-bearing deposits with
  banks..............................        409.9         14.5       3.53         409.6         17.9       4.36
Federal funds sold and security
  resale agreements..................         45.4          1.4       3.18         168.9          6.5       3.85
Trading account assets...............         16.8           .6       3.37          20.5           .9       4.34
                                         ---------     --------                ---------     --------
    Total earning assets.............     23,201.1      1,892.4       8.16      21,731.1      1,931.0       8.89
Allowance for loan losses............       (496.3)                               (522.2)
Other assets.........................      2,888.2                               2,657.6
                                         ---------                             ---------
                                         $25,593.0                             $23,866.5
                                         =========                             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Money market deposit accounts......    $ 2,509.4     $   62.9       2.51%    $ 2,816.0     $   91.8       3.26%
  Savings deposits...................      2,702.6         70.9       2.62       2,301.0         74.1       3.22
  NOW accounts.......................      2,383.8         52.9       2.22       2,008.8         56.4       2.81
  Certificates ($100,000 or more)....      1,046.7         51.8       4.95       1,441.7         87.2       6.05
  Other time deposits................      5,624.7        234.2       4.17       6,255.2        319.7       5.11
  Deposits in foreign office.........      1,018.8         31.5       3.09         367.9         13.7       3.72
                                         ---------     --------                ---------     --------
    Total interest-bearing
      deposits.......................     15,286.0        504.2       3.30      15,190.6        642.9       4.23
Federal funds purchased and
  securities sold under agreements to
  repurchase.........................      2,729.1         81.2       2.98       2,312.2         77.6       3.35
Other short-term borrowings..........        818.0         24.0       2.93         360.6         11.9       3.31
Long-term debt(3)....................      1,028.7         62.9       6.57         609.3         40.6       7.55
                                         ---------     --------                ---------     --------
    Total interest-bearing
      liabilities....................     19,861.8        672.3       3.40      18,472.7        773.0       4.20
                                                       --------     ------                   --------     ------
Noninterest-bearing deposits.........      3,152.8                               3,062.9
Other liabilities....................        632.0                                 587.6
Preferred stock......................          9.9                                  60.0
Common shareholders' equity..........      1,936.5                               1,683.3
                                         ---------                             ---------
                                         $25,593.0                             $23,866.5
                                         =========                             =========
Interest rate spread.................                                 4.76%                                 4.69%
                                                                      ====                                  ====
Net interest income and net interest
  margin.............................                  $1,220.1       5.26%                  $1,158.0       5.33%
                                                       ========       ====                   ========       ====
Taxable-equivalent adjustment(1).....                  $   21.1                              $   27.6

- ----------------------------------------------------------------------------
(1) Interest income on tax-exempt investment securities and loans has been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate of 35% for 1993 and 34% for all other years presented.

(2) For purposes of these computations, nonaccrual loans are included in average loan balances outstanding.

(3) Rate calculation excludes ESOP debt.

(4) Certain amounts previously reported have been reclassified to conform with the current reporting presentation.

N/M = Not Meaningful.










                                                       1991                              1990
                                         --------------------------------   -----------------------------
                                          AVERAGE                 YIELD/     AVERAGE               YIELD/
        (dollars in millions)             BALANCE    INTEREST      RATE      BALANCE    INTEREST    RATE
- -------------------------------------    ---------   --------     ------    ---------   --------   ------
ASSETS
Loans(1)(2):
  Commercial, financial and
    agricultural.....................    $ 5,757.1   $  548.2       9.51%   $ 6,584.3   $  723.6   10.99%
  Real estate........................      6,568.4      633.8       9.65      6,809.3      698.3   10.25
  Consumer...........................      4,341.1      529.4      12.19      4,259.1      548.7   12.88
  Student loans held for sale........
  Lease financing....................        675.1       60.3       8.94        621.3       63.5   10.22
  Foreign............................         84.9        5.8       6.83         79.6        6.9    8.67
                                         ---------   --------                           --------
    Total loans......................     17,426.6    1,777.5      10.19     18,353.6    2,041.0   11.12
Mortgage loans held for sale.........         73.2        6.8       9.29        105.9        9.7    9.15
Investment Securities:
  Taxable investment securities......      3,963.8      378.3       9.54      3,297.2      308.0    9.34
  Tax-exempt investment
    securities(1)....................        688.6       66.3       9.63        824.0       79.8    9.68
                                         ---------   --------               ---------   --------
    Total investment securities......      4,652.4      444.6       9.57      4,121.2      387.8    9.41
Securities available for sale........                                            10.4         .9    8.88
Interest-bearing deposits with
  banks..............................        579.8       39.5       6.80      1,030.0       91.3    8.87
Federal funds sold and security
  resale agreements..................        544.3       30.7       5.64        447.4       36.1    8.07
Trading account assets...............         49.3        3.3       6.75         65.1        4.8    7.36
                                         ---------   --------               ---------   --------
    Total earning assets.............     23,325.6    2,302.4       9.87     24,133.6    2,571.6   10.66
Allowance for loan losses............       (463.8)                            (366.2)
Other assets.........................      2,539.5                            2,644.4
                                         ---------                          ---------
                                         $25,401.3                          $26,411.8
                                         ---------                          ---------
                                         ---------                          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Money market deposit accounts......    $ 2,972.0   $  147.3       4.96%    $2,753.2   $  169.2    6.15%
  Savings deposits...................      2,101.7       94.5       4.50      2,205.0      105.7    4.79
  NOW accounts.......................      1,759.2       77.7       4.42      1,694.9       84.4    4.98
  Certificates ($100,000 or more)....      2,238.7      162.4       7.26      2,777.3      233.8    8.42
  Other time deposits................      7,777.8      535.7       6.89      7,884.8      616.4    7.82
  Deposits in foreign office.........        367.4       23.8       6.48        756.2       61.9    8.19
                                         ---------   --------               ---------   --------
    Total interest-bearing
      deposits.......................     17,216.8    1,041.4       6.05     18,071.4    1,271.4    7.04
Federal funds purchased and
  securities sold under agreements to
  repurchase.........................      2,240.8      124.5       5.56      2,191.8      171.2    7.81
Other short-term borrowings..........        316.3       17.5       5.52        278.3       21.1    7.57
Long-term debt(3)....................        468.1       33.3       8.41        477.5       35.2    8.69
                                         ---------   --------               ---------   --------
    Total interest-bearing
      liabilities....................     20,242.0    1,216.7       6.03     21,019.0    1,498.9    7.16
                                                     --------     ------                --------
Noninterest-bearing deposits.........      2,920.6                            3,115.2
Other liabilities....................        523.2                              565.3
Preferred stock......................         60.0                               50.0
Common shareholders' equity..........      1,655.5                            1,662.3
                                         ---------                          ---------
                                         $25,401.3                          $26,411.8
                                         ---------                          ---------
                                         ---------                          ---------
Interest rate spread.................                               3.84%                           3.50%
                                                                  ------                           -----
                                                                  ------                           -----
Net interest income and net interest
  margin.............................                $1,085.7       4.65%               $1,072.7    4.44%
                                                     --------     ------                --------   -----
                                                     --------     ------                --------   -----
Taxable-equivalent adjustment(1).....                $   38.5                           $   50.2



                                                                                  COMPOUND ANNUAL
                                                                                  RATE OF CHANGE
                  1989                                  1988                       (1988-1993)
    ---------------------------------     ---------------------------------    --------------------
     AVERAGE                   YIELD/      AVERAGE                   YIELD/     AVERAGE
     BALANCE      INTEREST      RATE       BALANCE      INTEREST      RATE      BALANCE    INTEREST
    ---------     --------     ------     ---------     --------     ------    --------    --------



    $ 7,323.8     $  863.0      11.78%    $ 7,433.5     $  768.0      10.33%     (9.8)%     (14.1)%
      6,045.4        649.2      10.74       5,155.3        530.7      10.29       6.5         1.6
      4,025.8        525.8      13.06       3,827.4        450.4      11.77
                                                                                  N/M         N/M
        548.7         53.5       9.74         453.5         41.9       9.24      17.3        12.4
        108.0         11.6      10.78         168.7         13.5       8.02     (15.8)      (19.7)
    ---------     --------                ---------     --------
     18,051.7      2,103.1      11.65      17,038.4      1,804.5      10.59       (.1)       (4.6)
         79.1          9.4      11.87          19.2          2.0      10.51      66.2        54.8

      3,215.2        277.0       8.61       2,950.7        229.4       7.77       7.1         7.6

        935.8         87.8       9.39       1,147.2        107.6       9.38     (16.7)      (17.1)
    ---------     --------                ---------     --------
      4,151.0        364.8       8.79       4,097.9        337.0       8.22       2.4         1.9
         28.8          2.9      10.33                                             N/M         N/M

      1,163.1        110.3       9.48       1,562.8        123.1       7.88     (23.5)      (34.8)

        279.5         26.0       9.30         112.4          9.0       8.03     (16.6)      (31.1)
         22.2          1.9       8.78           7.7           .2       2.01      16.9        24.6
    ---------     --------                ---------     --------
     23,775.4      2,618.4      11.01      22,838.4      2,275.8       9.97         3        (3.6)
       (305.0)                               (250.3)                             14.7
      2,592.7                               2,668.3                               1.6
    ---------                             ---------
    $26,063.1                             $25,256.4                                .3
    ---------                             ---------
    ---------                             ---------

    $ 2,471.6     $  147.4       5.96%    $ 2,820.1     $  153.0       5.42%     (2.3)%     (16.3)%
      2,329.5        115.8       4.97       2,516.0        120.5       4.79       1.4       (10.1)
      1,673.8         82.9       4.95       1,676.2         78.1       4.66       7.3        (7.5)
      2,940.7        260.4       8.86       2,116.4        156.1       7.38     (13.1)      (19.8)
      7,229.1        580.9       8.04       6,546.5        474.3       7.25      (3.0)      (13.2)
        653.0         58.6       8.97         783.2         58.3       7.45       5.4       (11.6)
    ---------     --------                ---------     --------

     17,297.7      1,246.0       7.20      16,458.4      1,040.3       6.32      (1.5)      (13.4)


      2,569.5        226.3       8.80       2,589.3        185.2       7.15       1.1       (15.2)
        284.1         24.1       8.50         332.2         24.7       7.45      19.7         (.6)
        485.2         41.6       9.24         466.6         42.5       9.10      17.1         8.2
    ---------     --------                ---------     --------

     20,636.5      1,538.0       7.47      19,846.5      1,292.7       6.51                 (12.3)
                  --------     ------                   --------     ------
      3,163.2                               3,185.5                               (.2)
        499.6                                 412.1                               8.9
         25.0                                  53.7                             (28.7)
      1,738.8                               1,758.6                               1.9
    ---------                             ---------
    $26,063.1                             $25,256.4                                .3
    ---------                             ---------
    ---------                             ---------
                                 3.54%                                 3.46%
                               ------                                ------
                               ------                                ------

                  $1,080.4       4.54%                  $  983.1       4.30%                  4.4
                  --------     ------                   --------     ------
                  --------     ------                   --------     ------
                  $   54.3                              $   53.5                            (17.0)



(FIG. 4) - COMPONENTS OF NET INTEREST INCOME CHANGES

                                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                    1993 VS. 1992                         1992 VS. 1991
                                           --------------------------------     ----------------------------------
                                           AVERAGE     YIELD/        NET        AVERAGE       YIELD/        NET
         (dollars in millions)             VOLUME       RATE        CHANGE       VOLUME        RATE        CHANGE
- ---------------------------------------    ------     --------     --------     --------     --------     --------
INTEREST INCOME
Loans..................................    $69.8      $  (88.5)    $  (18.7)    $ (124.3)    $ (212.1)    $ (336.4)
Mortgage loans held for sale...........      7.1          (2.1)         5.0          6.5          (.5)         6.0
Taxable investment securities..........     (8.2 )       (58.8)       (67.0)        26.9         (8.1)        18.8
Tax-exempt investment securities.......    (11.2 )        (1.7)       (12.9)        (9.8)        (1.7)       (11.5)
Securities available for sale..........     63.8                       63.8
Short-term investments.................     (4.9 )        (3.9)        (8.8)       (28.8)       (19.4)       (48.2)
                                           ------     --------     --------     --------     --------     --------
  Total interest income................    116.4        (155.0)       (38.6)      (129.5)      (241.8)      (371.3)
INTEREST EXPENSE
Money market deposit accounts..........     (9.3 )       (19.6)       (28.9)        (7.4)       (48.1)       (55.5)
Savings deposits.......................     11.8         (15.0)        (3.2)         8.3        (28.7)       (20.4)
NOW accounts...........................      9.5         (13.0)        (3.5)         9.9        (31.2)       (21.3)
Certificates ($100,000 or more)........    (21.3 )       (14.1)       (35.4)       (51.2)       (24.0)       (75.2)
Other time deposits....................    (30.1 )       (55.4)       (85.5)       (93.2)      (122.7)      (215.9)
Deposits in foreign office.............     20.5          (2.7)        17.8                     (10.1)       (10.1)
                                           ------     --------     --------     --------     --------     --------
  Total interest-bearing deposits......    (18.9 )      (119.8)      (138.7)      (133.6)      (264.8)      (398.4)
Federal funds purchased and securities
  sold under agreements to
  repurchase...........................     13.0          (9.4)         3.6          3.8        (50.7)       (46.9)
Other short-term borrowings............     13.6          (1.5)        12.1          2.2         (7.7)        (5.5)
Long-term debt.........................     25.9          (3.6)        22.3          9.2         (2.0)         7.2
                                           ------     --------     --------     --------     --------     --------
  Total interest expense...............     33.6        (134.3)      (100.7)      (118.4)      (325.2)      (443.6)
                                           ------     --------     --------     --------     --------     --------
  NET INTEREST INCOME..................    $82.8      $  (20.7)    $   62.1     $  (11.1)    $   83.4     $   72.3
                                           ------     --------     --------     --------     --------     --------
                                           ------     --------     --------     --------     --------     --------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amount of the change in each.



ASSET AND LIABILITY MANAGEMENT

The Corporation manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management within guidelines established by the Corporation's Asset/Liability Management Committee ("ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of the Corporation, approving changes in the balance sheet that would result in deviations from guidelines in the policy, approving strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of the Corporation and each of the affiliate banks. The ALCO meets twice monthly to conduct this review and to approve strategies consistent with its policies.

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one-and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk.

In performing its simulations, management projects the impact on net interest income from pro forma 100 and 200 basis point changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease over a 12-month period should not result in more than a 2% negative impact on net interest income. Simulations as of December 31, 1993, indicated that a 200 basis point increase in interest rates over the next twelve months would have reduced net interest income by 2.2%. Conversely, a 200 basis point decrease in interest rates over the same time period would have increased net interest income by 1.4%. Accordingly, as of December 31, 1993, the simulation model indicated that the Corporation's liability-sensitivity position was outside of policy guidelines. ALCO determined that this interest rate sensitivity position was appropriate considering the pending merger with old KeyCorp. Simulations on a pro forma combined basis with old KeyCorp as of December 31, 1993, indicated that the combined corporation was positioned within the guidelines and was slightly liability sensitive.

The simulation model is supplemented with a more traditional tool used in the banking industry for measuring interest rate risk known as interest rate sensitivity gap analysis. This tool measures the difference between assets and liabilities repricing or maturing within specified time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specified time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates. Conversely, a liability sensitive position, where rate-sensitive liabilities exceed the amount of rate-sensitive assets repricing or maturing within applicable time frames, would generally imply a favorable impact on net interest income in periods of declining interest rates. The interest rate gap analysis table shown in Figure 5 presents the gap position (including the impact of off-balance sheet items) of the Corporation at December 31, 1993. Gap analysis has several limitations. For example, it does not take into consideration the varying degrees of interest rate sensitivity pertaining to the assets and liabilities that reprice within one year. Thus at December 31, 1993, the cumulative adjusted interest rate sensitivity gap of 4.78% within the one-year time frame indicated that the Corporation was asset-sensitive, whereas the more precise simulation model, previously described, indicated the Corporation was slightly liability-sensitive.

The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. To reduce this risk, management has utilized its securities portfolio and, for the past several years, interest rate swaps in the management of interest rate risk. The decision to use "portfolio" interest rate swaps to manage interest rate risk versus on-balance sheet securities has depended on various factors, including funding costs, liquidity, and capital requirements. The Corporation's "portfolio" swaps totaled $5.2 billion at December 31, 1993, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest, while paying at a variable rate, as summarized in Figure 6.

In addition to "portfolio" swaps, the Corporation has entered into interest rate swap agreements to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps, primarily with third parties. These offsetting swaps are also included in the customer swap portfolio. Where the Corporation does not have an existing loan with the customer, the swap position of the customer and any offsetting swap with a third party are carried at their respective fair values. The $1.2 billion notional value of customer swaps in Figure 6 includes $645 million of interest rate swaps that receive a fixed rate and pay a variable rate and $569 million of interest rate swaps that receive a variable rate and pay a fixed rate.

The total notional value of all interest rate swap contracts outstanding was $6.5 billion and $5.5 billion as of December 31, 1993 and 1992, respectively. Figure 7 shows the current year activity for such swaps.

At December 31, 1993, the aggregate notional values of interest rate swap contracts, excluding customer swaps, maturing in each of the years 1994 through 1998 were $2.5 billion, $1.0 billion, $500 million, $200 million and $650 million, respectively.

The credit risk exposure to the counterparties for each interest rate swap contract is monitored by the appropriate credit committees at both the Corporate and affiliate bank levels. Based upon detailed credit reviews of the counterparties, these credit committees establish limitations on the total credit exposure the Corporation may have with each counterparty and indicate whether collateral is required. At December 31, 1993, excluding customer swaps, the Corporation had 16 counterparties to interest rate swap contracts, of which the largest credit exposure to an individual counterparty was $16.4 million on a notional amount of $900 million. The average total notional amount of swap contracts with these 16 counterparties was $328 million with an average credit exposure of $4.1 million.

(FIG. 5) - INTEREST RATE GAP ANALYSIS

                                                                  DECEMBER 31, 1993
                                       -----------------------------------------------------------------------
                                       1 TO 90     91 TO 180     181 TO 365     1 TO 5      OVER 5
       (dollars in millions)            DAYS         DAYS           DAYS         YEARS      YEARS       TOTAL
- -----------------------------------    -------     ---------     ----------     -------     ------     -------
ASSETS
  Loans............................    $9,477       $   925        $1,949       $ 3,951     $1,596     $17,898
  Mortgage loans held for sale.....       322                                                              322
  Investment securities............       433           312         1,633         2,593       682        5,653
  Securities available for sale....       104           100             4           327       203          738
  Short-term investments...........        68                                                               68
  Other assets.....................                                               2,315        13        2,328
                                       -------     ---------     ----------     -------     ------     -------
     Total assets..................    10,404         1,337         3,586         9,186     2,494       27,007
                                       -------     ---------     ----------     -------     ------     -------
LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Noninterest-bearing deposits.....       601                                     3,203                  3,804
  Interest-bearing deposits........     4,911         1,482         1,414         8,209        61       16,077
  Short-term borrowings............     3,529                                                            3,529
  Long-term debt...................                                                 312       641          953
  Other liabilities................                                                           606          606
  Shareholders' equity.............                                                         2,038        2,038
                                       -------     ---------     ----------     -------     ------     -------
     Total liabilities and
       shareholders' equity........     9,041         1,482         1,414        11,724     3,346       27,007
                                       -------     ---------     ----------     -------     ------     -------
Off balance sheet items............    (1,745 )        (875)          410         1,810       400
                                       -------     ---------     ----------     -------     ------
Rate sensitivity gap...............    $   382       $(1,020)       $2,582       $ (728)    $(452 )
Cumulative gap.....................    $   382       $(1,402)       $1,180       $  452
                                       -------     ---------     ----------     -------
                                       -------     ---------     ----------     -------
Cumulative gap as a % of earning
  assets...........................      (1.55)%       (5.68)%        4.78%        1.83%
                                       -------     ---------     ----------     -------
                                       -------     ---------     ----------     -------



(FIG. 6) - INTEREST RATE SWAP PORTFOLIO

                                                                  DECEMBER 31, 1993
                                                 ----------------------------------------------------
                                                              WEIGHTED               WEIGHTED AVERAGE
                                                              AVERAGE                      RATE
                                                 NOTIONAL     MATURITY     FAIR      ----------------
                (in millions)                     VALUE       (YEARS)      VALUE     RECEIVE     PAY
- ---------------------------------------------    --------     --------     -----     -------     ----
Receive fixed/pay variable...................     $4,490           2.2      $66        6.32%     3.45%
Pay fixed/receive variable...................        100            .8       (4)       3.38      8.78
Basis swaps..................................        150                               3.54      2.81
Forward-starting receive fixed/pay
  variable...................................        500           1.7        2        6.06      3.48
                                                 --------                  -----
     Total "portfolio" swaps.................      5,240           2.1       64        5.45      3.53
Customer swaps...............................      1,214           3.7        4        5.22      5.03
                                                 --------                  -----
     Total interest rate swaps...............     $6,454           2.4      $68        5.90      3.82
                                                 --------                  -----
                                                 --------                  -----

(FIG. 7) - "PORTFOLIO" SWAP ACTIVITY

                                                               YEAR ENDED DECEMBER 31, 1993
                                                       ---------------------------------------------
                                                                                             TOTAL
                                                       RECEIVE   PAY            FORWARD-   "PORTFOLIO"
                    (in millions)                      FIXED    FIXED   BASIS   STARTING     SWAPS
- -----------------------------------------------------  ------   -----   -----   --------   ---------
Balance at beginning of year.........................  $3,455   $200             $1,180     $ 4,835
     Additions.......................................   1,750           $150        502       2,402
     Maturities/amortization.........................  (1,445)  (112 )                       (1,557)
     Terminations....................................    (380)                      (60)       (440)
     Forward-starting becoming effective.............   1,110     12             (1,122)
                                                       ------   -----   -----   --------   ---------
Balance at end of year...............................  $4,490   $100    $150     $  500     $ 5,240
                                                       ------   -----   -----   --------   ---------
                                                       ------   -----   -----   --------   ---------

(FIG. 8) - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                    DECEMBER 31, 1993
                                                       -------------------------------------------
                                                        WITHIN      1 - 5       OVER
                    (in millions)                       1 YEAR      YEARS      5 YEARS     TOTAL
- -----------------------------------------------------  --------    --------    -------    --------
Commercial, financial and agricultural...............  $2,801.3    $1,143.8    $443.1     $4,388.2
Real estate -- construction..........................     333.7       201.5      88.0        623.2
                                                       --------    --------    -------    --------
                                                       $3,135.0    $1,345.3    $531.1     $5,011.4
                                                       --------    --------    -------    --------
                                                       --------    --------    -------    --------
Loans at floating or adjustable rates................              $  901.0    $237.0
Loans at predetermined interest rates................                 444.3     294.1
                                                                   --------    -------
                                                                   $1,345.3    $531.1
                                                                   --------    -------
                                                                   --------    -------

NONINTEREST INCOME

As shown in Figure 9, noninterest income totaled $509.8 million in 1993, up $8.3 million, or 2%, from the prior year. After excluding the $29.4 million gain on the sale of ATC, the $26.1 million in net securities gains and certain other nonrecurring items, noninterest income in 1993 was $457.6 million. This represented an increase of $14.1 million, or 3%, from the amount reported in 1992, after excluding last year's $20.1 million gain on the sale of branch offices and loans, and net securities gains totaling $9.8 million. Adjusting for the 1992 gains and the securities transactions recorded in 1991, noninterest income in 1992 rose $23.9 million, or 5%, relative to the prior year.

Trust fees continued to be a major source of revenue. After excluding the gains referred to above, these fees accounted for 45% of noninterest income in both 1993 and 1992, compared to 44% in 1991. The growth during the 1992 period reflected the development of new business, expanded geographic coverage and enhanced service capability. At December 31, 1993, the Corporation, through Society Asset Management, Inc. ("SAMI") and the trust departments of its affiliate banks and trust subsidiaries, managed assets (excluding corporate trust assets) of approximately $29.4 billion. SAMI, which is a wholly-owned subsidiary of Society National Bank, is registered with the Securities and Exchange Commission ("SEC") as an investment advisor and is one of the largest money managers in the Great Lakes region. The sale of ATC in September 1993 reduced managed trust assets and trust fees by approximately $4 billion and $8.0 million, respectively.

Service charges on deposit accounts decreased $1.6 million, or 2%, in 1993 following an increase of $3.7 million, or 4%, in 1992. The decrease in 1993 was due, in part, to the change in the mix of the deposit base and related pricing structure resulting from acquisitions and divestitures. Factors contributing to the improvement in 1992 were pricing strategies and other corporate-wide initiatives designed to offset higher costs associated with servicing deposit accounts.

In 1993, credit card fees decreased $6.8 million, or 12%, primarily due to a decline in annual membership fees relative to the prior year. This compared to an increase of $2.5 million, or 5%, in 1992.

Growth in the insurance and brokerage component of other income over the past three years was due to increased broker dealer commissions at Society Investments, Inc. (SII). SII, which is a wholly-owned subsidiary of Society National Bank, is a registered broker dealer with the SEC and the National Association of Securities Dealers. The increase in commissions at SII resulted from aggressive and strategic sales initiatives, including an expanded sales force and product line. "Miscellaneous" other income in 1993 decreased $8.0 million, or 12%, from the comparable 1992 amount. Primary factors contributing to this decrease were an $8.2 million decline in ATM fees resulting from Society's contribution of the Green Machine subsidiary to the newly formed Electronic Payment Systems joint venture which Society entered into in the fourth quarter of 1992, and $10.2 million in gains resulting from the curtailment and settlement of retirement obligations recorded in 1992 in connection with merger-related staff reductions. The impact of these factors was partially offset by a $4.5 million interest rate swap trading gain recorded in 1993.

(FIG. 9) - NONINTEREST INCOME
                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                                                   CHANGE 1993 VS
                                                                                        1992
                                                                                  -----------------
            (dollars in millions)                 1993       1992       1991      AMOUNT     PERCENT
- ---------------------------------------------    ------     ------     ------     ------     ------
Trust income.................................    $204.9     $210.0     $199.1     $ (5.1)      (2.4)%
Service charges on deposit accounts..........      98.0       99.6       95.9       (1.6)      (1.6)
Credit card fees.............................      48.0       54.8       52.3       (6.8)     (12.4)
Gain on sale of subsidiary...................      29.4                             29.4        N/M
Gain on sale of branch offices and loans.....                 20.1                 (20.1)    (100.0)
Net securities gains.........................      26.1        9.8        7.4       16.3      166.3
Other income:
  Insurance and brokerage....................      21.4       18.1       13.7        3.3       18.2
  International fees.........................      21.4       20.5       18.2         .9        4.4
  Miscellaneous..............................      60.6       68.6       68.5       (8.0)     (11.7)
                                                 ------     ------     ------     ------
     Total other income......................     103.4      107.2      100.4       (3.8)      (3.5)
                                                 ------     ------     ------     ------
       Total noninterest income..............    $509.8     $501.5     $455.1     $  8.3        1.7
                                                 ------     ------     ------     ------
                                                 ------     ------     ------     ------

N/M = Not Meaningful



NONINTEREST EXPENSE

Noninterest expense, as shown in Figure 10, totaled $1.1 billion in 1993, up $55.9 million, or 5%, from the 1992 level. In both 1993 and the prior year, noninterest expense was adversely impacted by merger and integration charges of $53.9 million and $50.0 million, respectively. In addition, the current year included several nonrecurring charges totaling $34.4 million. Significant items included in these charges were $21.6 million related to various systems conversion costs, $7.0 million of facilities-related charges and $4.0 million associated with the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Excluding the merger and integration charges and the nonrecurring items, 1993 expenses rose $17.6 million, or 2%, principally due to increases in personnel expense, marketing expense and the "Miscellaneous" category, offset in part by lower fees for professional services. The overall increase in recurring noninterest expense was due, in large part, to the acquisition of Society First Federal in January 1993. The 1991 period also included merger and integration charges of $93.8 million, as well as $6.9 million of costs associated with a branch optimization program. After adjusting for these items, 1992 noninterest expense decreased $15.8 million, or 2%, relative to the prior year, reflecting the effectiveness of cost management initiatives.

Personnel expense for 1993 increased $15.0 million, or 3%, over 1992. In addition to the $9.3 million impact of the Society First Federal acquisition, this increase reflected the Corporation's January 1, 1993, adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which added $4.7 million to 1993 employee benefits expense, as well as additional costs associated with a new employee incentive program. Excluding the impact of the adoption of SFAS No. 106 and SFAS No. 112, personnel expense for 1993 increased $6.3 million or 1%. SFAS No. 106 and SFAS No. 112 are more fully described below. Personnel expense for 1992 increased $4.5 million, or less than 1%, from the prior year. The 1992 increase in the salaries component was mainly due to higher costs related to temporary contracted personnel, but was substantially offset by the decrease in benefits resulting from reduced staff levels. At December 31, 1993, the number of full-time equivalent employees was 12,038, down 3% and 11% from 1992 and 1991 levels, respectively.

Merger and integration charges of $53.9 million, $50.0 million and $93.8 million were recorded in 1993, 1992, and 1991, respectively. The 1993 charges were incurred in connection with the merger with old KeyCorp, while the 1992 and 1991 amounts related to the merger with Ameritrust. The merger and integration charges directly attributable to the old KeyCorp merger included accruals for merger expenses, consisting primarily of investment banking and other professional fees directly related to the merger ($12.6 million); severance payments and other employee costs ($17.6 million); systems and facilities costs ($16.7 million); and other costs incident to the merger ($7.0 million). These charges were recorded by the parent company in the fourth quarter of 1993 at which time management determined that it was probable that a liability for such charges had been incurred and could be reasonably estimated. The merger and integration charges recorded in connection with the Ameritrust merger in 1992 and 1991 were similar in nature.

Although no assurance can be given, it is also expected that as a result of the old KeyCorp merger, cost savings will be achieved by the combined institution at an annual rate of approximately $100 million by the end of the first quarter of 1995. These cost savings are anticipated to result from the integration of operations and from efficiencies in certain combined lines of business. Management presently expects that approximately 50% of the annual cost savings will be achieved in 1994.

One measure used in the banking industry to assess the level of noninterest expense is the efficiency ratio, which is defined in Figure 10. The efficiency ratios for 1993, 1992, and 1991 were 60.41%, 61.11%, and 66.44%, respectively.
The improvement in the Corporation's efficiency ratios reflects, in large part, the success achieved in reducing overhead costs through the successful integration of banking companies, coupled with the strong growth in taxable-equivalent net interest income.

SFAS No. 106, previously referred to on page 20, requires that employers recognize the cost of providing postretirement benefits over the employees' active service periods to the date they attain full eligibility for such benefits. A transition obligation, defined as the unfunded accumulated postretirement benefit obligation at the date the standard is adopted, may be recognized immediately (through a charge to earnings in the year of adoption), or on a delayed basis, generally over a transition period not to exceed 20 years. The Corporation elected to recognize the transition obligation of approximately $77 million over a 20-year transition period. As previously stated, adoption of the new standard added $4.7 million to noninterest expense in the current year. As of December 31, 1993, the discount rate used in determining the actuarial present value of both pension and other postretirement benefits was reduced from 8.5% to 7.5%. In addition, the assumed rate of increase in future compensation levels (applicable only to the determination of pension benefits) was reduced from 4.5% to 4.0%. The net effect of these assumption changes on 1994 expense levels is not expected to be material. Another assumption used in the determination of the costs of other postretirement benefits is the health care cost trend rate. Because of certain cost-sharing provisions and benefit limitations in effect, increasing the rates assumed in each future year by one percentage point would not be expected to have a material impact on the costs for other postretirement benefits.

The Corporation adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits" during 1993. This standard requires that employers who provide benefits to former and inactive employees after employment but before retirement recognize a liability for such benefits if specified conditions are met. Adoption of the standard increased third quarter and full year 1993 noninterest expense by $4.0 million. Postemployment benefits for 1992 and 1991, which were recorded on a cash basis, were not restated.

(FIG. 10) - NONINTEREST EXPENSE

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                                                                 CHANGE
                                                                                              1993 VS 1992
                                                                                          ---------------------
             (dollars in millions)                   1993         1992         1991        AMOUNT      PERCENT
- -----------------------------------------------    --------     --------     --------     --------     --------
Personnel:
  Salaries.....................................    $  433.3     $  429.7     $  409.9      $   3.6           .8%
  Employee benefits............................        73.4         62.0         77.3         11.4         18.4
                                                   --------     --------     --------     --------
     Total personnel...........................       506.7        491.7        487.2         15.0          3.1
Net occupancy..................................        92.6         89.1         90.4          3.5          3.9
Equipment......................................        79.0         77.0         72.9          2.0          2.6
FDIC insurance assessments.....................        40.7         43.8         42.1         (3.1)        (7.1)
Professional fees..............................        20.4         31.4         29.8        (11.0)       (35.0)
Merger and integration charges.................        53.9         50.0         93.8          3.9          7.8
Other expense:
  Marketing....................................        28.6         23.3         28.2          5.3         22.7
  Amortization of intangibles..................        26.5         30.1         27.5         (3.6)       (12.0)
  OREO (net of income of $14.4, $11.5 and
     $4.8).....................................         5.6          6.1          9.7          (.5)        (8.2)
  Miscellaneous................................       247.9        203.5        230.9         44.4         21.8
                                                   --------     --------     --------     --------
     Total other expense.......................       308.6        263.0        296.3         45.6         17.3
                                                   --------     --------     --------     --------
       Total noninterest expense...............    $1,101.9     $1,046.0     $1,112.5      $  55.9          5.3
                                                   --------     --------     --------     --------
                                                   --------     --------     --------     --------
Full-time equivalent employees.................      12,038       12,451       13,507
Efficiency ratio (1)...........................       60.41%       61.11%       66.44%
Overhead ratio (2).............................       45.57        45.27        52.60

(1) Calculated as noninterest expense (excluding merger and integration charges and other non-recurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions, gain on sale of subsidiary and gain on sale of branch offices and loans).

(2) Calculated as noninterest expense (excluding merger and integration charges and other non-recurring charges) less noninterest income (excluding net securities transactions, gain on sale of subsidiary and gain on sale of branch offices and loans) divided by taxable-equivalent net interest income.

INCOME TAXES

The provision for income taxes for 1993 was $187.5 million, compared with $137.4 million in 1992 and $33.2 million in 1991. The increases in both 1993 and the prior year resulted from an overall increase in the level of taxable earnings. The Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993, includes a number of significant items which impacted the Corporation's Federal income tax provision. Primary among these items is a retroactive increase in the Federal statutory tax rate from 34% to 35% as of January 31, 1993. In addition, the Act places certain limitations on deductible expenses which take effect after 1993. The effective tax rate (provision for income taxes as a percentage of income before income taxes) was 35.1% in 1993, 31.3% in 1992 and 30.3% in 1991. The effective tax rate in 1993 exceeded the current Federal statutory tax rate of 35% as a higher tax-basis gain on the sale of ATC and non tax-deductible expenses, including the amortization of certain intangible assets and certain merger expenses, exceeded tax-exempt income in the current year. The non tax-deductible merger expenses incurred in 1993 were primarily due to additional costs associated with the merger with old KeyCorp. The effective tax rate in 1992 and 1991 was less than the Federal statutory tax rate of 34.0%, in effect at the time, due primarily to tax-exempt income from certain investment securities and loans.

During the first quarter of 1992, the Corporation adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.

                              FINANCIAL CONDITION

The financial condition of Society and its subsidiaries as of December 31 is presented in the comparative balance sheet on page 39. The following discussions address significant elements of financial condition including loans, securities, credit quality and experience, sources of funds, liquidity and capital adequacy. Unless otherwise indicated, amounts presented in the discussions are as of the appropriate period-end.

LOANS

At December 31, 1993, total loans outstanding were $17.9 billion, as compared with $16.0 billion at December 31, 1992, and $16.8 billion at December 31, 1991, as shown in Figure 11. The increase from the year-end 1992 level was due, in part, to the acquisition of Society First Federal in January 1993. Excluding the $836.6 million impact of this acquisition and adjusting for $200.0 million of student loans securitized or sold in 1993, loans increased by $1.3 billion since the prior year end. This reflected increases of $603.0 million in residential real estate loans, $578.5 million in student loans held for sale and $289.3 million in lease financing receivables. These increases were partially offset by decreases of $360.0 million in commercial mortgage and construction loans, $43.6 million in commercial loans, $41.5 million in credit card outstandings and $38.1 million in foreign loans.

Commercial loans outstanding at December 31, 1993, were $4.4 billion, down slightly from the December 31, 1992 level, following a decrease of $747.6 million, or 14%, in the prior year. The declines in both years can be attributed to weaker loan demand as a consequence of the economic environment and to strategic efforts to reduce the level of exposure related to highly-leveraged transactions ("HLT"s), principally acquired in the Ameritrust Merger, where there has not been a long-standing relationship with the borrower. These transactions are defined and monitored based upon the criteria previously used by the banking regulators. In addition, the decline in 1992 reflected the run-off of certain other Ameritrust credits which management believed were incompatible with the Corporation's credit risk profile. At December 31, 1993, the Corporation had $247.5 million in HLT loans outstanding, down $157.7 million, or 39%, from the December 31, 1992, level. This followed a decline of $145.3 million, or 26%, in 1992.

Loans secured by real estate totaled $7.3 billion at December 31, 1993, compared with $6.3 billion at December 31, 1992, and $6.4 billion at December 31, 1991. Loans secured by real estate consist of construction loans, one-to-four family residential loans (including home equity loans) and commercial mortgage loans. The increase from 1992 was mainly attributable to the acquisition of Society First Federal. The acquisition accounted for $811.9 million of the increase in total real estate loans and $767.2 million of the increase in the residential mortgage portfolio.

Construction loans decreased to $623.2 million at December 31, 1993, from $737.6 million at December 31, 1992, and $839.4 million at December 31, 1991. After adjusting for the impact of the acquisition of Society First Federal, the decrease from year-end 1992 was $132.6 million. As portrayed in Figure 12, loans in the construction portfolio are concentrated in the Midwest, which has not experienced, to the same degree, the level of overbuilding and declines in real estate values as have certain other regions of the country. At December 31, 1993, 70% of the portfolio was secured by properties in Ohio, and 17% were in Indiana and Michigan, Society's principal banking markets.

The commercial mortgage loan portfolio totaled $2.1 billion at December 31, 1993, compared with $2.3 billion at December 31, 1992, and $2.6 billion at December 31, 1991. In addition to efforts to downsize the portfolio, the slower economy also contributed to this decrease. As depicted in Figure 12, commercial mortgages are also geographically concentrated in the Midwest, with 64% of outstandings secured by properties in Ohio, and 21% in Indiana and Michigan. At December 31, 1993, 49% of the commercial mortgage loan portfolio was comprised of loans secured by owner-occupied properties. Those borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on the real estate market. The Corporation manages risk exposure in the construction and commercial mortgage portfolios through prudent underwriting criteria and by monitoring loan concentrations by geographic region and property type.

One-to-four family residential mortgages (including home equity loans) were $4.6 billion at December 31, 1993, compared with $3.2 billion at December 31, 1992, and $2.9 billion at December 31, 1991. Excluding the impact of the acquisition of Society First Federal, residential mortgages increased $603.0 million, or 19%, in 1993. This followed an increase of $515.6 million, or 19%, in 1992, after adjusting for the sale of $260.0 million of mortgage loans in connection with the branch sales previously discussed. Excluding the impact of the acquisition of Society First Federal, loan originations increased
$428.5 million, or 25%, in 1993, following an increase of $806.6 million, or 88%, in 1992. A significant portion of the loan originations during the past two years is attributable to homeowner refinancings, reflecting the lower level of interest rates.
During 1993 the Corporation continued its strategy of originating and selling most fixed rate loans with 30-year maturities in the secondary market (and such loans are classified outside of the loan portfolio as mortgage loans held for sale), whereas adjustable rate loans and fixed rate loans with 15-year maturities are originated to secondary market standards and maintained in the portfolio. At December 31, 1993, 22% of the residential loan portfolio was adjustable rate. The Corporation's mortgage banking operation services $5.1 billion in loans, of which $2.4 billion is held by third parties.

Consumer loans totaled $3.3 billion at December 31, 1993, compared with $3.2 billion at December 31, 1992, and $4.4 billion at
December 31, 1991. The decrease during 1992 reflected the designation of approximately $1.1 billion of student loans as held for sale in the fourth quarter of 1992. Consumer loans also declined as a result of the sale of $117.6 million in outstandings as part of the branch sales in May and June 1992 in connection with the Ameritrust merger, and the sale of $240.0 million in student loans in August 1992. Excluding the impact of these 1992 items, consumer loans increased $446.0 million, or 9%, from the December 31,
1991, level.

As indicated above, during the latter part of 1992 the Corporation initially designated its student loan portfolio, totaling approximately $1.1 billion at the time, as held for sale. Since then, this portfolio has grown to $1.6 billion at December 31, 1993, representing an increase of $578.5 million, or 54%, from the year-end 1992 level. The higher level of outstandings in 1993 reflected the Corporation's increased involvement in the Law Access Loan Program as a primary provider of education loans to law school students. In June 1993, the Corporation securitized, without recourse, a portion of this portfolio totaling $200.0 million.

(FIG. 11) - COMPOSITION OF LOANS
                                                                       DECEMBER 31,
                                            -------------------------------------------------------------------
                                                   1993                    1992                    1991
                                            -------------------     -------------------     -------------------
                                                          % OF                    % OF                    % OF
         (dollars in millions)               AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT       TOTAL
- ----------------------------------------    ---------     -----     ---------     -----     ---------     -----
Commercial, financial, and
  agricultural..........................    $ 4,388.2     24.5 %    $ 4,430.0      27.6%    $ 5,177.7      30.8%
Real estate -- construction.............        623.2      3.5          737.6       4.6         839.4       5.0
Real estate -- commercial mortgage......      2,119.8     11.8        2,320.8      14.5       2,631.2      15.6
                                            ---------     -----     ---------     -----     ---------     -----
  Total commercial real estate..........      2,743.0     15.3        3,058.4      19.1       3,470.6      20.6
Real estate -- residential mortgage.....      4,574.5     25.6        3,204.4      20.0       2,948.8      17.5
                                            ---------     -----     ---------     -----     ---------     -----
    Total real estate...................      7,317.5     40.9        6,262.8      39.1       6,419.4      38.1
Credit card.............................      1,036.1      5.8        1,076.5       6.7       1,108.6       6.6
Other consumer..........................      2,230.7     12.5        2,166.9      13.5       3,324.4      19.7
                                            ---------     -----     ---------     -----     ---------     -----
  Total consumer........................      3,266.8     18.3        3,243.4      20.2       4,433.0      26.3
Student loans held for sale.............      1,648.6      9.2        1,070.1       6.7
Lease financing.........................      1,213.2      6.8          923.8       5.8         724.7       4.3
Foreign.................................         63.3       .3          101.4        .6          76.9        .5
                                            ---------     -----     ---------     -----     ---------     -----
    Total...............................    $17,897.6     100.0%    $16,031.5     100.0%    $16,831.7     100.0%
                                            =========     =====     =========     =====     =========     =====
                                                          December 31,
                                           -------------------------------------------
                                                   1990                  1989
                                           -------------------     -------------------
                                                         % OF                    % OF
         (dollars in millions)              AMOUNT       TOTAL      AMOUNT       TOTAL
- ----------------------------------------   ---------     -----     ---------     -----
Commercial, financial, and
  agricultural..........................   $ 6,188.0      34.2%    $ 7,045.9      38.4%
Real estate -- construction.............     1,331.8       7.4       1,177.4       6.4
Real estate -- commercial mortgage......     2,396.9      13.2       2,359.3      12.8
                                           ---------     -----     ---------     -----
  Total commercial real estate..........     3,728.7      20.6       3,536.7      19.2
Real estate -- residential mortgage.....     3,033.8      16.8       2,824.7      15.4
                                           ---------     -----     ---------     -----
    Total real estate...................     6,762.5      37.4       6,361.4      34.6
Credit card.............................     1,033.1       5.7         870.3       4.7
Other consumer..........................     3,358.1      18.6       3,421.4      18.6
                                           ---------     -----     ---------     -----
  Total consumer........................     4,391.2      24.3       4,291.7      23.3
Student loans held for sale.............
Lease financing.........................       662.6       3.7         597.7       3.3
Foreign.................................        72.5        .4          75.8        .4
                                           ---------     -----     ---------     -----
    Total...............................   $18,076.8     100.0%    $18,372.5     100.0%
                                           =========     =====     =========     =====

                                       2

(FIG. 12) - COMMERCIAL MORTGAGE AND CONSTRUCTION LOANS

             (in millions)                        DECEMBER 31, 1993                    DECEMBER 31, 1992
          COMMERCIAL MORTGAGE             ----------------------------------   ----------------------------------
     Nonowner-occupied properties:          OHIO     OTHER STATES    TOTAL       OHIO     OTHER STATES    TOTAL
                                          --------   ------------   --------   --------   ------------   --------
  Retail facilities.....................  $  252.6      $136.9      $  389.5   $  274.7      $175.0      $  449.7
  Multi-family properties...............     117.0        96.6         213.6      150.7       108.1         258.8
  Office buildings......................     115.0        31.1         146.1      123.9        31.7         155.6
  Health facilities.....................      41.8        11.1          52.9       67.2        12.7          79.9
  Manufacturing facilities..............      34.3        19.8          54.1       37.1        27.7          64.8
  Warehouses............................      31.0        22.2          53.2       30.5        16.5          47.0
  Other.................................     101.2        68.5         169.7      142.9       152.7         295.6
Owner-occupied properties...............     656.3       384.4       1,040.7      592.7       376.7         969.4
                                          --------   ------------   --------   --------   ------------   --------
  Total.................................  $1,349.2      $770.6      $2,119.8   $1,419.7      $901.1      $2,320.8
                                          --------   ------------   --------   --------   ------------   --------
                                          --------   ------------   --------   --------   ------------   --------

             (in millions)                        DECEMBER 31, 1993                    DECEMBER 31, 1992
              CONSTRUCTION                ----------------------------------   ----------------------------------
     Nonowner-occupied properties:          OHIO     OTHER STATES    TOTAL       OHIO     OTHER STATES    TOTAL
                                          --------   ------------   --------   --------   ------------   --------
  Retail facilities.....................  $   81.1      $ 47.0      $  128.1   $  122.4      $ 89.4      $  211.8
  Multi-family properties...............      61.4        16.5          77.9       55.1        14.7          69.8
  Office buildings......................     113.6        22.6         136.2      157.6        33.7         191.3
  Health facilities.....................       2.8         4.1           6.9        4.2         2.8           7.0
  Manufacturing facilities..............       1.0          .9           1.9        3.5         2.3           5.8
  Warehouses............................       1.5         3.7           5.2        4.0         2.5           6.5
  Other.................................      64.1        59.0         123.1       81.7        51.7         133.4
Owner-occupied properties...............     108.2        35.7         143.9       88.8        23.2         112.0
                                          --------   ------------   --------   --------   ------------   --------
  Total.................................  $  433.7      $189.5      $  623.2   $  517.3      $220.3      $  737.6
                                          --------   ------------   --------   --------   ------------   --------
                                          --------   ------------   --------   --------   ------------   --------

SECURITIES

In December 1992, the Corporation transferred its U.S. Treasury securities from the investment portfolio to the "available for sale" portfolio. At December 31, 1993, the book value of the securities portfolio, including securities available for sale, totaled $6.4 billion, up $784.7 million, or 14%, from December 31, 1992. The year-end 1992 amount was $816.1 million, or 17%, higher than the comparable amount for 1991. The growth from the 1992 year-end primarily resulted from an increase of $1.2 billion, or 35%, in mortgage-backed securities and an increase of $145.5 million, or 25%, in other securities. These increases were partially offset by decreases in securities issued by states and political subdivisions of $150.2 million, or 29%, and $384.1 million, or 34%, in securities available for sale. The increase during 1992 primarily resulted from purchases of U.S. Treasury securities, collateralized mortgage obligations ("CMOs") and other mortgage-backed securities. The securities portfolio comprised 26% of total earning assets at December 31, 1993, up from 25% at December 31, 1992, and up from 21% at December 31, 1991.

The yield on the securities portfolio declined to 6.49% at December 31, 1993, from 7.61% at December 31, 1992. This reduction is attributable to prepayments on higher-yielding mortgage-backed securities and lower reinvestment yields resulting from the declining rate environment. The yield on the securities portfolio has not declined as rapidly as market yields due primarily to prior investment programs in which the portfolio was structured to benefit from the declining interest rate environment. The portfolio's market value exceeded its book value by $125.6 million at December 31, 1993, compared with an excess of $111.7 million at December 31, 1992, and $192.9 million at December 31, 1991.

At December 31, 1993, the Corporation had $4.5 billion invested in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") within the investment securities portfolio, compared with $3.4 billion at December 31, 1992. A mortgage-backed pass-through security depends on the underlying pool of mortgage loans to provide a cash flow "pass-through" of principal and interest. The Corporation had $2.9 billion invested in mortgage-backed pass-through securities at December 31, 1993. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. The Corporation had $1.6 billion invested in CMO securities at December 31, 1993. The CMO securities held by the Corporation are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. At December 31, 1993, substantially all of the CMOs and mortgage-backed pass-through securities held by the Corporation were issued by Federal agencies or backed by Federal agency pass-through securities.

(FIG. 13) - SECURITIES
                                                        STATES AND         MORTGAGE-
                                          FEDERAL        POLITICAL           BACKED            OTHER
        (dollars in millions)            AGENCIES      SUBDIVISIONS      SECURITIES(1)      SECURITIES       TOTAL
- -------------------------------------    ---------     -------------     --------------     -----------     --------
DECEMBER 31, 1993:
  Maturity:  One year or less........     $   3.1        $   156.5          $  173.8         $   138.6      $  472.0
           After one through five
             years...................         4.0            179.2           1,976.8             425.4       2,585.4
           After five through ten
             years...................         3.3             33.1           2,230.2              49.8       2,316.4
           After ten years...........          .2              5.8             163.4             110.0         279.4
                                         ---------     -------------     --------------     -----------     --------
  Book value.........................     $  10.6        $   374.6          $4,544.2         $   723.8      $5,653.2
                                         ---------     -------------     --------------     -----------     --------
                                         ---------     -------------     --------------     -----------     --------
  Market value.......................     $  11.7        $   390.2          $4,594.8         $   738.5      $5,735.2
  Weighted average yield.............        8.94%            8.52%             6.35%             5.78%         6.43%
  Average maturity...................         4.3years         2.3years          6.6years          4.6years      6.0years
DECEMBER 31, 1992:
  Book value.........................     $   6.9        $   524.8          $3,374.4         $   578.3      $4,484.4
  Market value.......................         7.4            542.8           3,424.2             594.3       4,568.7
DECEMBER 31, 1991:
  Book value.........................     $ 735.6        $   632.8          $2,763.1         $   659.0      $4,790.5
  Market value.......................       767.6            654.5           2,887.7             673.6       4,983.4


                                       U.S. TREASURY     WEIGHTED
                                         AVAILABLE        AVERAGE
        (dollars in millions)            FOR SALE        YIELD(2)
- -------------------------------------  -------------     ---------
DECEMBER 31, 1993:
  Maturity:  One year or less........    $   206.9          6.67%
           After one through five
             years...................        327.4          7.13
           After five through ten
             years...................        201.3          5.66
           After ten years...........          2.5          7.08
                                       -------------
  Book value.........................    $   738.1          6.49%
                                       -------------
                                       -------------
  Market value.......................    $   781.7
  Weighted average yield.............         6.91%
  Average maturity...................          3.5years
DECEMBER 31, 1992:
  Book value.........................    $ 1,122.2          7.61%
  Market value.......................      1,149.6
DECEMBER 31, 1991:
  Book value.........................                       8.90%
  Market value.......................

(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of book value. At December 31, 1993, the weighted average yield by maturity represents the combined yield for investment securities and U.S. Treasury securities available for sale. Weighted average yields have been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991.



ASSET QUALITY

The measurement and management of asset quality is the responsibility of the Corporation's Credit Policy/Risk Management Group. This Group is responsible for both commercial and consumer lending credit policy, credit systems development and procedures, loan examination, providing additional controls in the early identification of problem loans, and the monitoring of major loan workouts in the subsidiary banks. The Group is also responsible for the determination of the adequacy of the allowance for loan losses for each of Society's bank subsidiaries. Each allowance is reviewed on the basis of three methodologies which, when combined, determine the allocated and unallocated portions of the allowance and provide management with a benchmark by which its adequacy is measured. The methodologies are: (1) a review of internal loan classifications;
(2) an historical analysis of prior periods' charge-off experience; and (3) an evaluation of estimated worst-case losses on internally-classified credits. Management targets the maintenance of a minimum allowance equal to the indicated allocated requirement plus an unallocated portion, as appropriate, in light of current and expected economic conditions and trends, geographic and industry concentrations, and similar risk-related matters.

The 1993 provision for loan losses was $72.2 million compared to $147.4 million for 1992 and $280.0 million for 1991. The 1991 amount included an additional provision of $93.9 million recorded by Ameritrust during the fourth quarter to conform its approach with that of the Corporation to determine the adequacy of the allowance. The significantly lower provisions in 1993 and 1992 reflect the continued corporate-wide improvement in asset quality trends, including significant declines in nonperforming loans.

Net loans charged-off in 1993 decreased $76.4 million, or 45%, from the 1992 level, following a decrease of $43.4 million, or 20%, from 1991. The significant decrease in 1993 was due to lower net charge-offs in all loan categories with the largest improvement occurring in the consumer and real estate-mortgage portfolios. The 1992 decrease was largely due to a lower level of net charge-offs in the commercial loan portfolio and the consumer loan portfolio, partially offset by higher net charge-offs in the real estate portfolios. The majority of the charge-offs in both 1993 and 1992 reflected losses on problem credits for which reserves were established in previous periods.

The allowance at December 31, 1993, was $480.6 million, or 2.69% of loans, as compared with $502.7 million, or 3.10% of loans, at December 31, 1992. The allowance as a percent of nonperforming loans was 295.20% at December 31, 1993, compared with 144.17% at December 31, 1992. Although used as a general indicator, the allowance to nonperforming loans ratio is not a primary factor in the determination of the adequacy of the allowance by management. As indicated in Figure 14, the unallocated portion of the allowance increased in 1993, reflecting the continued improvement in the overall quality of the loan portfolios.

As shown in Figure 16, nonperforming assets totaled $224.4 million at December 31, 1993, down $272.5 million, or 55%, from the December 31, 1992, level. This followed a decrease of $130.1 million, or 21%, in the previous year. The significant improvement in 1993 resulted largely from a $185.9 million, or 53%, decrease in nonperforming loans and an $85.2 million, or 63.9%, decrease in other real estate owned. Other nonperforming assets, which are comprised primarily of nonperforming venture capital investments, decreased $1.4 million, or 9.4%, in 1993. The reduction in nonperforming loans was principally attributable to decreases in nonaccrual commercial (including HLTs), construction and commercial real estate loans. At the end of 1993, nonaccrual loans in these categories comprised 40%, 17% and 24%, respectively, of total nonperforming loans and totaled $131.9 million, down $173.8 million, or 57%, from the previous year-end. This reduction reflected progress made in working through the credit problems associated with the Ameritrust acquisition, principally through the efforts of the Special Assets Group ("SAG"). As indicated in Figure 17, the reduction in other real estate owned was primarily due to the selective sale of assets.

At December 31, 1993, HLT loans classified as nonperforming amounted to $25.3 million, or 16% of total nonperforming loans. At December 31, 1992, nonperforming HLT loans aggregated $4.6 million, or 1% of total nonperforming loans. One individual nonperforming HLT loan represented $18.1 million or 72% of the total at December 31, 1993.

The SAG was formed in conjunction with the acquisition of Ameritrust, and charged with the responsibility to manage and resolve primarily problem assets acquired in the merger. These assets totaled $865.3 million at March 31, 1992, and were comprised of commercial loans, commercial real estate loans and other real estate owned. At that date, the nonperforming portion of these assets was $432.6 million, and represented 69% of the Corporation's total nonperforming assets. As a result of the efforts of the SAG, total SAG assets declined $275.9 million, or 32%, to $589.4 million at December 31, 1992, and during 1993 declined $337.3 million, or 57%, to $252.1 million at December 31, 1993. The nonperforming portion of SAG assets at year-end totaled $68.4 million and represented 30% of the Corporation's total nonperforming assets, while comparable amounts at December 31, 1992, were $254.8 million and 51%, respectively.

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard affects the definition and basis for measuring impaired loans and is more fully discussed in Note 5, Nonperforming Assets, on page 48.

(FIG. 14) - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                                       DECEMBER 31,
                                -------------------------------------------------------------------------------------------
                                       1993                    1992                    1991                    1990
                                -------------------     -------------------     -------------------     -------------------
                                           CATEGORY                CATEGORY                CATEGORY                CATEGORY
                                           PERCENT                 PERCENT                 PERCENT                 PERCENT
   (dollars in millions)        AMOUNT     OF LOANS     AMOUNT     OF LOANS     AMOUNT     OF LOANS     AMOUNT     OF LOANS
- ----------------------------    ------     --------     ------     --------     ------     --------     ------     --------
Commercial, financial and
  agricultural..............    $114.8        27.0%     $145.0        29.6%     $152.0        30.8%     $191.0        34.2%
Real estate-construction....      12.4         3.8        16.5         4.9         8.5         5.0         7.3         7.4
Real estate-mortgage........      25.7        41.2        50.6        36.9        58.6        33.1        67.1        30.0
Consumer....................      53.3        20.1        89.3        21.7        94.4        26.3        87.2        24.3
Lease financing.............       9.9         7.5         2.7         6.2         2.7         4.3         4.2         3.7
Foreign.....................                    .4         1.5          .7        20.2          .5        19.5          .4
Unallocated.................     264.5                   197.1                   189.5                    84.7
                                ------     --------     ------     --------     ------     --------     ------     --------
  Total.....................    $480.6       100.0%     $502.7       100.0%     $525.9       100.0%     $461.0       100.0%
                                ------     --------     ------     --------     ------     --------     ------     --------
                                ------     --------     ------     --------     ------     --------     ------     --------
                                     1989
                              -------------------
                                         CATEGORY
                                         PERCENT
   (dollars in millions)      AMOUNT     OF LOANS
- ----------------------------  ------     --------
Commercial, financial and
  agricultural..............  $ 64.8        38.4%
Real estate-construction....                 6.4
Real estate-mortgage........    17.8        28.2
Consumer....................    52.2        23.3
Lease financing.............     1.0         3.3
Foreign.....................    35.2          .4
Unallocated.................   112.4
                              ------     --------
  Total.....................  $283.4       100.0%
                              ------     --------
                              ------     --------

Amounts in the "Category Percent of Loans" column represent outstanding loans in each respective portfolio as a percentage of the total loan portfolio at December 31.

These percentages were computed excluding loans held for sale from the portfolio total as no allowances were deemed necessary for such loans.



(FIG. 15) - SUMMARY OF LOAN LOSS EXPERIENCE

                                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
         (dollars in millions)                1993          1992          1991          1990          1989
- ----------------------------------------    ---------     ---------     ---------     ---------     ---------
Average loans outstanding during the
  year..................................    $16,952.1     $16,148.5     $17,426.6     $18,353.6     $18,051.7
                                            ---------     ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------     ---------
Allowance for loan losses at beginning
  of year...............................    $   502.7     $   525.9     $   461.0     $   283.4     $   261.6
Loans charged off:
  Commercial, financial and
     agricultural.......................         44.6          56.2         108.9         119.2          65.4
  Real estate - construction............         19.5          17.2          21.9          30.0           2.2
  Real estate - mortgage................         22.7          43.8          20.7          38.0          62.7
  Consumer..............................         59.8          97.5         110.8          93.3          75.4
  Lease financing.......................          1.2           9.0           4.5           4.0           3.7
  Foreign...............................                                       .8           2.3          15.1
                                            ---------     ---------     ---------     ---------     ---------
                                                147.8         223.7         267.6         286.8         224.5
Recoveries:
  Commercial, financial and
     agricultural.......................         12.7          15.1          21.0          17.0           8.7
  Real estate - construction............          5.7            .7           1.3           2.2
  Real estate - mortgage................          6.5           4.9           1.4            .6           1.7
  Consumer..............................         26.5          26.9          27.9          25.9          19.0
  Lease financing.......................          1.1           4.5            .8            .7            .5
  Foreign...............................           .1                          .2            .8           4.3
                                            ---------     ---------     ---------     ---------     ---------
                                                 52.6          52.1          52.6          47.2          34.2
                                            ---------     ---------     ---------     ---------     ---------
Net loans charged off...................        (95.2)       (171.6)       (215.0)       (239.6)       (190.3)
Provision for loan losses...............         72.2         147.4         280.0         419.9         212.1
Allowances of subsidiaries purchased
  (sold)................................           .9           1.0           (.1)         (2.7)
                                            ---------     ---------     ---------     ---------     ---------
Allowance for loan losses at end of
  year..................................    $   480.6     $   502.7     $   525.9     $   461.0     $   283.4
                                            ---------     ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------     ---------
Net loan charge-offs to average loans...          .56%         1.06%         1.23%         1.31%         1.05%
Allowance for loan losses to year-end
  loans.................................         2.69          3.14          3.12          2.55          1.54
Allowance for loan losses to
  nonperforming loans...................       295.20        144.17        107.39         78.46         77.32

(FIG. 16) - SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                    DECEMBER 31,
                                                 --------------------------------------------------
            (dollars in millions)                 1993       1992       1991       1990       1989
- ---------------------------------------------    ------     ------     ------     ------     ------
Nonaccrual loans.............................    $162.4     $347.8     $482.1     $577.5     $334.3
Restructured loans...........................        .4         .9        7.6       10.1       32.3
                                                 ------     ------     ------     ------     ------
  Total nonperforming loans..................     162.8      348.7      489.7      587.6      366.6
Other real estate owned......................      48.1      133.3      125.6       73.2       27.1
Other nonperforming assets...................      13.5       14.9       11.7        2.7        4.1
                                                 ------     ------     ------     ------     ------
  Total nonperforming assets.................    $224.4     $496.9     $627.0     $663.5     $397.8
                                                 ------     ------     ------     ------     ------
                                                 ------     ------     ------     ------     ------
Accruing loans past due 90 days or more......    $ 16.2     $ 33.8     $ 31.3     $ 36.9     $ 43.1
Nonperforming loans to year-end loans........       .91%      2.18%      2.91%      3.25%      2.00%
Nonperforming assets to year-end loans plus
  other real estate owned and other
  nonperforming assets.......................      1.25       3.07       3.70       3.66       2.16
Nonperforming assets to total assets.........       .83       1.99       2.45       2.54       1.45

(FIG. 17) - SUMMARY OF CHANGES IN NONACCRUAL LOANS AND OREO

 SUMMARY OF CHANGES IN NONACCRUAL LOANS                                1993 QUARTERS
- ----------------------------------------      FULL       -----------------------------------------
             (in millions)                    YEAR       FOURTH     THIRD      SECOND      FIRST
- ----------------------------------------    --------     ------     ------     ------     --------
Balance at beginning of period..........    $  347.8     $199.4     $221.5     $308.0     $  347.8
  Loans placed on nonaccrual............       154.9       41.8       25.1       27.6         60.4
  Charge-offs(1)........................      (100.4)     (19.0)     (20.1)     (27.8)       (33.5)
  Payments..............................      (145.1)     (19.4)     (16.3)     (60.6)       (48.8)
  Transfers to OREO.....................       (23.3)      (2.0)      (7.1)     (11.8)        (2.4)
  Loans returned to accrual.............       (73.4)     (38.4)      (4.5)     (13.9)       (16.6)
  Acquisitions..........................         1.1                                           1.1
  Transfers from OREO...................          .8                    .8
                                            --------     ------     ------     ------     --------
Balance at end of period................    $  162.4     $162.4     $199.4     $221.5     $  308.0
                                            --------     ------     ------     ------     --------
                                            --------     ------     ------     ------     --------

       SUMMARY OF CHANGES IN OREO                                      1993 QUARTERS
- ----------------------------------------      FULL       -----------------------------------------
             (in millions)                    YEAR       FOURTH     THIRD      SECOND      FIRST
- ----------------------------------------    --------     ------     ------     ------     --------
Balance at beginning of period..........    $  133.3     $ 90.9     $ 99.3     $127.4     $  133.3
  Additions.............................        25.7        2.5        7.6       13.0          2.6
  Sales.................................       (89.4)     (40.7)     (13.8)     (29.2)        (5.7)
  Charge-offs and write-downs...........       (13.9)      (3.4)       (.9)      (6.6)        (3.0)
  Transfers to loans....................        (2.8)                            (2.8)
  Acquisitions..........................         3.2                                           3.2
  Other.................................        (8.0)      (1.2)      (1.3)      (2.5)        (3.0)
                                            --------     ------     ------     ------     --------
Balance at end of period................    $   48.1     $ 48.1     $ 90.9     $ 99.3     $  127.4
                                            --------     ------     ------     ------     --------
                                            --------     ------     ------     ------     --------

(1) Excludes credit card charge-offs of $40.8 million and charge-offs of approximately $6.6 million taken against other accruing loans in 1993.

DEPOSITS AND OTHER SOURCES OF FUNDS

Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. These deposits averaged $16.4 billion in both 1993 and 1992 and $17.5 billion in 1991. In 1993 average core deposits were significantly impacted by the January 1993 acquisition of Society First Federal. Excluding the impact of Society First Federal, core deposits declined $1.1 billion during the current year reflecting declining interest rates and other alternatives pursued by consumers. Over the past year, balances have also shifted significantly from the "Other time deposits" category, consisting primarily of fixed rate certificates of deposit, to demand and savings deposits (including NOW accounts) with higher liquidity, also principally as a result of declining interest rates. Based on the amounts shown in Figure 3, and after excluding the impact of Society First Federal, the $1.3 billion decline in the "Other time deposits" category and the $407.0 million decline in money market deposit accounts were partially offset by increases of $258.4 million in NOW accounts, $244.6 million in savings deposits and $72.9 million in demand deposits. The decline in core deposits in 1992 was primarily due to the sale of approximately $1.0 billion in deposits late in the second quarter (as part of the agreement reached with the United States Department of Justice and in accordance with the Federal Reserve Board order to divest certain branches in connection with the Ameritrust merger) and the pursuit of other alternatives by consumers in response to declining interest rates.

Purchased funds, which are comprised of large certificates of deposit, foreign office deposits, and short-term borrowings, averaged $5.6 billion for 1993, up $1.1 billion, or 25%, from the prior year, following a decrease of $680.8 million, or 13%, in 1992. Average purchased funds were not materially impacted by the acquisition of Society First Federal. Based on the amounts shown in Figure 3, and after excluding the impact of Society First Federal, the 1993 increase was largely attributable to a $650.9 million increase in foreign office deposits, a $416.9 million increase in Federal funds purchased and securities sold under agreements to repurchase, and a $457.4 million increase in other short-term borrowings due to the issuance of Medium-Term Notes in the current year. These increases were partially offset by a $425.9 million decline in large certificates of deposits.

(FIG. 18) - MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                                                       DECEMBER 31, 1993
                                                     ---------------------
                                                     DOMESTIC     FOREIGN
                  (in millions)                      OFFICES       OFFICE
- -------------------------------------------------    --------     --------
Time remaining to maturity:
  Three months or less...........................     $498.0      $2,014.5
  Over three through six months..................      155.9
  Over six through twelve months.................      103.4
  Over twelve months.............................      175.7
                                                     --------     --------
     Total.......................................     $933.0      $2,014.5
                                                     --------     --------
                                                     --------     --------

LIQUIDITY

Liquidity represents the availability of funding to meet the needs of depositors, borrowers, and creditors at a reasonable cost and without adverse consequences. The Corporation's ALCO actively analyzes and manages the Corporation's liquidity in coordination with similar committees at each bank subsidiary. The bank subsidiaries individually maintain sufficient liquidity in the form of short-term money market investments, anticipated prepayments on securities and through the maturity structure of their loan portfolios. Another source of liquidity are those securities classified as available for sale. In addition, the bank subsidiaries have access to various sources of non-core market funding for short-term liquidity requirements should the need arise. The effective management of balance sheet volumes, mix, and maturities enables the bank subsidiaries to maintain adequate levels of liquidity while enhancing profitability.

During 1993, Society's lead bank, Society National Bank, issued $685 million in debt securities under a Medium-Term Bank Note program. These securities have maturities of less than one year and are included in other short-term borrowings. At December 31, 1993, the lead bank was authorized to issue up to an additional $2.3 billion of securities with maturities ranging from 9 months to 15 years under this program and an additional $1.0 billion under a separate, Medium-Term Deposit Note program. The proceeds from these programs are to be used for general corporate purposes in the ordinary course of business. During both the second quarter of 1993 and the fourth quarter of 1992, the lead bank issued $200 million in subordinated long-term debt to be used to supplement its capital base and to provide funds for loans and investments. During 1993, Society issued $111 million in debt securities under a separate Medium-Term Note program. These securities have maturities in excess of one year and are included in long-term debt.

During 1993, Society redeemed $100 million in long-term debt securities due in 1996 at par plus accrued interest. In addition, Society redeemed 1,200,000 outstanding shares of Fixed/Adjustable Rate Cumulative Preferred Stock at 103% of its stated value of $60 million plus accumulated but unpaid dividends.

The liquidity requirements of Society, primarily for dividends to shareholders, retirement of debt and other corporate purposes, are met principally through regular dividends from bank subsidiaries. As of December 31, 1993, $76.0 million was available in the bank subsidiaries for the payment of dividends to Society without prior regulatory approval. Excess funds are maintained in short-term investments. Society has no lines of credit with other financial institutions, but has ready access to the capital markets as a result of its favorable debt ratings.

CAPITAL AND DIVIDENDS

Total shareholders' equity at December 31, 1993, was $2.0 billion, up 9%, or $170.5 million, from the balance at the end of 1992. This followed an increase of $212.9 million, or 13%, in the prior year. In both years the increase was principally due to the retention of net income after dividends on Common Shares. Further information with respect to dividends is presented in the "Common Shares and Shareholder Information" section which follows and in the dividend restriction discussion included on page 56. In 1993, shareholders' equity was also impacted by the redemption of preferred stock referred to above.

Capital adequacy is an important indicator of financial stability and performance. Overall, Society's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.55% at December 31, 1993, up from 7.48% and 6.47% at December 31, 1992 and 1991, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their bank and savings association subsidiaries. Based on the risk-based capital rules and definitions prescribed by the banking regulators, the Corporation's Tier I and total capital to risk-adjusted assets ratios at December 31, 1993, were 8.65% and 12.88%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At December 31, 1993, the Corporation's leverage ratio was 7.18%, substantially higher than the minimum requirement of 3%. Figure 19 presents the details of Society's capital position at December 31, 1993 and 1992.

Effective in December 1992, Federal bank regulators adopted new regulations to implement the prompt corrective action provisions of the FDIA which group FDIC-insured institutions into five broad categories based on certain capital ratios. The five categories are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Although these provisions are not directly applicable to Society under existing law and regulations, based upon its ratios Society would qualify, and the banks do qualify, as "well capitalized" at December 31, 1993. The Corporation's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of Society or its banking subsidiaries.

The OCC, the Federal Reserve, and the FDIC are proposing amendments to their respective regulatory capital rules to include in Tier I capital the net unrealized changes in the value of securities available for sale for purposes of calculating the risk-based and leverage ratios. The proposed amendments are in response to the provisions outlined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which takes effect for fiscal years beginning after December 15, 1993. See Note 3, Securities, on page 46 for a more complete description of SFAS No. 115. This new accounting standard establishes, among other things, net unrealized holding gains and losses on securities available for sale as a new component of stockholders' equity. If adopted as proposed, the rules could cause the Tier I capital to be subject to greater volatility. However, neither SFAS No. 115 nor the capital proposals would have any direct impact on reported earnings. Based upon the Corporation's securities portfolio classified as available for sale as of December 31, 1993, the estimated impact of the new standard would be an increase to shareholders' equity of approximately $28 million. The regulatory agencies are also proposing to add an additional component to the risk-based capital requirements based upon the level of an institution's exposure to interest rate risk.

(FIG. 19) - CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                                         DECEMBER 31,
                                                                    -----------------------
                     (dollars in millions)                            1993          1992
- ----------------------------------------------------------------    ---------     ---------
TIER I CAPITAL
Common shareholders' equity.....................................    $ 2,038.6     $ 1,808.1
Qualifying preferred stock......................................                       60.0
Less: Goodwill..................................................        181.0         161.5
      Other intangible assets (1)...............................          1.8
                                                                    ---------     ---------
  Total Tier I Capital..........................................      1,855.8       1,706.6
                                                                    ---------     ---------
TIER II CAPITAL
Allowance for loan losses (2)...................................        270.8         253.1
Qualifying long-term debt.......................................        636.4         520.9
                                                                    ---------     ---------
  Total Tier II Capital.........................................        907.2         774.0
                                                                    ---------     ---------
     Total Capital..............................................    $ 2,763.0     $ 2,480.6
                                                                    ---------     ---------
                                                                    ---------     ---------
RISK-ADJUSTED ASSETS
Risk-adjusted assets on balance sheet...........................    $18,045.5     $17,589.1
Risk-adjusted off-balance sheet exposure........................      3,800.2       2,822.5
Less: Goodwill..................................................        181.0         161.5
      Other intangible assets (1)...............................          1.8
                                                                    ---------     ---------
  Gross risk-adjusted assets....................................     21,662.9      20,250.1
Less: Excess allowance for loan losses..........................        209.9         249.7
                                                                    ---------     ---------
  Net risk-adjusted assets......................................    $21,453.0     $20,000.4
                                                                    ---------     ---------
                                                                    ---------     ---------
AVERAGE QUARTERLY TOTAL ASSETS..................................    $26,047.0     $24,614.1
CAPITAL RATIOS
Tier I capital to risk-adjusted assets..........................         8.65%         8.53%
Total capital to risk-adjusted assets...........................        12.88         12.39
Leverage (3)....................................................         7.18          6.98

(1) Intangible assets (excluding goodwill, purchased mortgage servicing rights and purchased credit card relationships) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights and purchased credit card relationships.

(2) The allowance for loan losses included in Tier II capital is limited to 1.25% of gross risk-adjusted assets.

(3) Tier I capital divided by average total assets for the quarter less goodwill and other intangible assets as defined in (1) above.



                   COMMON SHARES AND SHAREHOLDER INFORMATION

On September 1, 1992, Society's Common Shares commenced trading on the New York Stock Exchange under the symbol SCY. The sales price ranges of the Common Shares and per Common Share net income and dividends by quarter for each of the last two years are presented in Figure 20.

Common Shares outstanding and per Common Share data have been adjusted for a two-for-one stock split declared on January 21, 1993, which was effected by means of a 100% stock dividend paid on March 22, 1993, to Common Shareholders of record on March 2, 1993. At December 31, 1993, book value per Common Share was $17.37 based on 117,377,404 shares outstanding, compared with $15.49 based on 116,725,976 shares outstanding at December 31, 1992. At year-end 1993, the closing sales price on the New York Stock Exchange was $29.75 per share. This price was 171% of year-end book value per share and had a dividend yield of 3.76%. On January 20, 1994, the quarterly dividend on Common Shares was increased by 14% to $.32 per Common Share, up from $.28 per Common Share in 1993. The new quarterly dividend rate of $.32 per Common Share will be payable on March 15, 1994, to shareholders of record on February 28, 1994. There were 36,331 holders of record of Society Common Shares at December 31, 1993.

                             FOURTH QUARTER RESULTS

As shown in Figure 20, net income for the fourth quarter of 1993 was $57.0 million, or $.49 per Common Share, compared with $86.5 million, or $.72 per Common Share, for the same period last year. The 1993 period was impacted by merger and integration charges of $53.9 million ($39.6 million after-tax, $.33 per Common Share) recorded in connection with the merger with old KeyCorp. Excluding the impact of the merger and integration charges, net income was $96.6 million, up $10.1 million or 12%, from the prior year. This reflected a $4.8 million, or 2%, increase in taxable-equivalent net interest income and an $18.0 million, or 58%, decrease in the provision for loan losses, which were partially offset by an increase of $10.3 million, or 4%, in noninterest expense. On an annualized basis, the return on average total assets for the fourth quarter of 1993 was .87% compared with 1.40% for the fourth quarter of 1992. The annualized returns on average common equity for the fourth quarters of 1993 and 1992 were 11.09% and 19.08%, respectively. Excluding the merger and integration charges, the fourth quarter 1993 annualized return on average total assets was 1.47%, while the return on average common equity was 18.80%.

The improvement in taxable-equivalent net interest income in the fourth quarter of 1993, as compared to the fourth quarter of 1992, reflected a $1.4 billion or 6% increase in the level of average earning assets, offset in part by a 23 basis point decline in the net interest margin to 5.10%. The higher level of average earning assets was primarily due to the acquisition of Society First Federal in January 1993. Excluding the impact of this acquisition, average earning assets increased by $177.1 million, mainly due to an increase of $579.3 million in average loans, principally those in the residential real estate portfolio, an increase of $732.8 million in securities available for sale and an increase of $146.2 million in mortgage loans held for sale. These increases were substantially offset by decreases of $670.9 million in interest-bearing deposits with banks and $573.0 million in investment securities. The decline in the net interest margin reflected the narrowing of spreads available on the replacement of matured and prepaid securities and interest rate swaps and the narrower spread contributed by Society First Federal. The lower provision for loan losses resulted from the overall improvement in asset quality, including a $185.9 million or 53% decline in nonperforming loans from December 31, 1992, to December 31, 1993. The increase in noninterest expense, excluding merger and integration charges, was primarily due to higher personnel expense, offset in part by lower costs associated with professional services.

(FIG. 20) - SELECTED QUARTERLY FINANCIAL DATA
                                                       1993
   (dollars in millions,        ---------------------------------------------------
 except per share amounts)         4TH           3RD           2ND           1ST
- ----------------------------    ---------     ---------     ---------     ---------
FOR THE QUARTER
Interest income.............    $   460.1     $   457.9     $   474.7     $   478.6
Interest expense............        162.5         163.8         170.7         175.3
Net interest income.........        297.6         294.1         304.0         303.3
Provision for loan losses...         13.2          17.0          18.0          24.0
Noninterest income..........        113.6         170.9(B)      114.4         110.9
Noninterest expense.........        311.3(A)      284.9(C)      257.0         248.7
Income before income
  taxes.....................         86.7         163.1         143.4         141.5
Net income..................         57.0          98.2          97.0          95.0
Net income applicable to
  Common Shares.............         57.0          98.2          97.0          93.9
PER COMMON SHARE
Net income..................    $     .49     $     .83     $     .82     $     .79
Cash dividends..............          .28           .28           .28           .28
Book value at quarter end...        17.37         17.15         16.58         16.02
Market price:
  High......................        33.50         35.75         37.25         35.75
  Low.......................        27.25         30.88         28.63         30.88
  Close.....................        29.75         32.00         35.13         34.63
Weighted average Common
  Shares (millions).........        118.2         118.5         118.3         118.3
AT PERIOD END
Loans.......................    $17,897.6     $17,019.3     $16,758.5     $17,036.3
Earning assets..............     24,678.5      23,735.6      23,850.2      23,858.1
Total assets................     27,007.3      25,760.6      25,919.8      25,957.5
Deposits....................     19,880.7      17,765.0      18,147.0      18,780.2
Long-term debt..............        952.7       1,077.8       1,091.6         996.8
Common shareholders'
  equity....................      2,038.6       2,008.0       1,939.5       1,871.4
Total shareholders'
  equity....................      2,038.6       2,008.0       1,939.5       1,871.4
PERFORMANCE RATIOS
Return on average total
  assets....................          .87%         1.55%         1.52%         1.50%
Return on average common
  equity....................        11.09         19.81         20.39         20.82
Return on average total
  equity....................        11.09         19.81         20.39         20.60
Efficiency (f)..............        61.92         59.94         60.65         59.37
Overhead (g)................        47.54         44.13         46.12         44.96
Net interest margin.........         5.10          5.25          5.35          5.32
CAPITAL RATIOS AT PERIOD END
Equity to assets............         7.55%         7.79%         7.48%         7.21%
Tier I risk-adjusted
  capital...................         8.65          8.71          8.32          7.93
Total risk-adjusted
  capital...................        12.88         12.99         12.67         11.68
Leverage....................         7.18          7.34          6.86          6.56

































                                                          1992
   (dollars in millions,        -----------------------------------------------------
 except per share amounts)         4TH           3RD           2ND             1ST
- ----------------------------    ---------     ---------     ---------       ---------
FOR THE QUARTER
Interest income.............    $   463.7     $   457.8     $   475.4       $   506.5
Interest expense............        172.8         176.3         197.4           226.5
Net interest income.........        290.9         281.5         278.0           280.0
Provision for loan losses...         31.1          33.9          46.0            36.4
Noninterest income..........        113.9         120.6         143.0(d)        124.0
Noninterest expense.........        247.2         246.0         247.0           305.7(e)
Income before income
  taxes.....................        126.5         122.2         128.0            61.9
Net income..................         86.5          82.8          87.7            44.2
Net income applicable to
  Common Shares.............         85.0          81.3          86.1            42.6
PER COMMON SHARE
Net income..................    $     .72     $     .69     $     .74       $     .36
Cash dividends..............         .245          .245          .245            .245
Book value at quarter end...        15.49         14.97         14.51           14.00
Market price:
  High......................        33.44         29.88         31.63           29.88
  Low.......................        28.13         26.13         25.32           24.25
  Close.....................        32.13         28.25         29.13           27.38
Weighted average Common
  Shares (millions).........        117.8         117.3         117.3           117.0
AT PERIOD END
Loans.......................    $16,031.5     $15,742.1     $15,880.0       $16,575.5
Earning assets..............     22,587.2      22,052.0      21,291.2        22,194.6
Total assets................     24,978.3      24,388.9      23,528.5        24,455.8
Deposits....................     18,658.0      17,327.2      17,724.2        19,125.2
Long-term debt..............        886.0         687.1         689.3           463.0
Common shareholders'
  equity....................      1,808.1       1,738.7       1,681.7         1,620.5
Total shareholders'
  equity....................      1,868.1       1,798.7       1,741.7         1,680.5
PERFORMANCE RATIOS
Return on average total
  assets....................         1.40%         1.43%         1.51%            .73%
Return on average common
  equity....................        19.08         19.03         21.02           10.63
Return on average total
  equity....................        18.79         18.74         20.65           10.62
Efficiency (f)..............        60.15         60.36         60.59           63.39
Overhead (g)................        44.90         43.89         43.67           48.64
Net interest margin.........         5.33          5.51          5.33            5.13
CAPITAL RATIOS AT PERIOD END
Equity to assets............         7.48%         7.38%         7.40%           6.87%
Tier I risk-adjusted
  capital...................         8.53          8.16          7.86            7.44
Total risk-adjusted
  capital...................        12.39         11.15         10.92            9.70
Leverage....................         6.98          7.16          6.78            6.22

(a) Noninterest expense included $53.9 million in merger and integration charges recorded in connection with the merger with old KeyCorp.

(b) Noninterest income included a $29.4 million gain on the sale of ATC and $25.1 million in net securities gains.

(c) Noninterest expense included $34.4 million in nonrecurring charges principally related to system conversion write-downs, facilities-related charges and charges recorded in connection with adoption of SFAS No. 112, "Employer's Accounting for Postemployment Benefits".

(d) Noninterest income included a $20.1 million gain on the sale of branch offices and loans recorded in connection with the merger with Ameritrust and as part of an agreement with the United States Department of Justice.

(e) Noninterest expense included $50.0 million in merger and integration charges recorded in connection with the merger with Ameritrust.

(f) Calculated as noninterest expense (excluding merger and integration charges and other non-recurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions, gain on sale of subsidiary and gain on sale of branch offices and loans).

(g) Calculated as noninterest expense (excluding merger and integration charges and other non-recurring charges) less noninterest income (excluding net securities transactions, gain on sale of subsidiary and gain on sale of branch offices and loans) divided by taxable-equivalent net interest income.


SIX-YEAR CONSOLIDATED BALANCE SHEETS
Society Corporation and Subsidiaries
                                                                                                                    COMPOUND
                                                                             DECEMBER 31                          ANNUAL RATE
                                           --------------------------------------------------------------------    OF CHANGE
         (dollars in millions)            1993         1992          1991        1990        1989        1988    (1988 TO 1993)
- ------------------------------------    ---------   ---------     ---------   ---------   ---------   ---------  --------------
ASSETS
  Cash and due from banks...........    $ 1,375.7   $ 1,345.1   $ 1,473.9   $ 1,673.5   $ 1,957.5   $ 1,861.8         (5.9)
  Short-term investments............         67.9       778.8     1,538.5     1,075.1     1,953.2     2,145.4        (49.9)
  Mortgage loans held for sale......        321.7       170.3       104.6        43.8       110.4        18.7         76.7
  Securities available for sale.....        738.1     1,122.2                               172.6                     N/M
  Investment securities.............      5,653.2     4,484.4     4,790.5     4,369.4     3,921.8     4,041.0          6.9
  Loans.............................     17,897.6    16,031.5    16,831.7    18,076.8    18,372.5    17,627.3           .3
    Less: Allowance for loan losses.        480.6       502.7       525.9       461.0       283.4       261.6         12.9
                                         ---------   ---------   ---------   ---------   ---------   ---------       -----
      Net Loans.....................     17,417.0    15,528.8    16,305.8    17,615.8    18,089.1    17,365.7           .1
  Premises and equipment............        421.8       406.6       327.0       351.5       328.2       365.1          2.9
  Other real estate owned...........         48.1       133.3       125.6        73.2        27.1        14.2         27.6
  Intangible assets.................        214.1       280.7       308.8       334.8       203.0       208.2           .6
  Other assets......................        749.7       728.1       610.9       584.3       687.2       674.4          2.1
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
      TOTAL ASSETS..................    $27,007.3   $24,978.3   $25,585.6   $26,121.4   $27,450.1   $26,694.5           .2
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
LIABILITIES
  Deposits in domestic offices:
    Noninterest-bearing.............    $ 3,803.7   $ 3,658.9   $ 3,410.8   $ 3,587.1   $ 3,505.3   $ 3,585.3          1.2
    Interest-bearing................     14,062.5    13,883.9    16,302.9    17,312.9    17,199.4    16,371.5         (3.0)
  Deposits in foreign office --
    interest-bearing................      2,014.5     1,115.2       301.1       495.0     1,058.7       550.0         29.7
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
      Total deposits................     19,880.7    18,658.0    20,014.8    21,395.0    21,763.4    20,506.8          (.6)
  Federal funds purchased and
    securities
    sold under agreements to
    repurchase......................      2,353.7     2,834.1     2,502.4     2,026.6     2,521.2     3,115.3         (5.5)
  Other short-term borrowings.......      1,175.7       276.4       453.2       161.8       440.2       428.3         22.4
  Other liabilities.................        605.9       455.7       496.2       420.9       553.5       411.2          8.1
  Long-term debt....................        952.7       886.0       463.8       471.1       468.9       463.1         15.5
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
      TOTAL LIABILITIES.............     24,968.7    23,110.2    23,930.4    24,475.4    25,747.2    24,924.7           .1
SHAREHOLDERS' EQUITY
  Preferred Stock...................                     60.0        60.0        60.0        25.0        25.0         N/M
  Common Shares.....................        118.7       118.7        62.5        62.1        62.1        62.4         13.7
  Capital surplus...................        635.5       632.8       809.9       797.1       821.6       832.8         (5.3)
  Retained earnings.................      1,369.0     1,153.3       965.5       979.1     1,021.5       989.4          6.7
  Loans to ESOP trustee.............        (63.9)      (65.5)      (65.3)      (67.2)      (71.6)                    N/M
  Treasury stock, at cost...........        (20.7)      (31.2)     (177.4)     (185.1)     (155.7)     (139.8)       (31.8)
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
      TOTAL SHAREHOLDERS' EQUITY....      2,038.6     1,868.1     1,655.2     1,646.0     1,702.9     1,769.8          2.9
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY.......    $27,007.3   $24,978.3   $25,585.6   $26,121.4   $27,450.1   $26,694.5           .2
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----
                                        ---------   ---------   ---------   ---------   ---------   ---------        -----


N/M = Not Meaningful.


SIX-YEAR CONSOLIDATED STATEMENTS OF INCOME
Society Corporation and Subsidiaries
                                                                                                                   COMPOUND
                                                                                                                 ANNUAL RATE
                                                                       YEAR ENDED DECEMBER 31                     OF CHANGE
(dollars in millions, except per share   ---------------------------------------------------------------------    (1988 TO
                amounts)                    1993        1992         1991        1990       1989        1988        1993)
- --------------------------------------   ---------   ---------   ---------   ---------   ---------   ---------   -----------
INTEREST INCOME
  Loans................................  $ 1,415.0   $ 1,430.9   $ 1,760.3   $ 2,016.0   $ 2,075.1   $ 1,785.2      (5.4)%
  Mortgage loans held for sale.........       17.8        12.8         6.8         9.7         9.4         2.0      54.8
  Taxable investment securities........      330.0       397.6       379.1       308.8       277.7       232.0      10.9
  Tax-exempt investment securities.....       28.2        36.8        44.2        53.8        60.7        72.5     (17.2)
  Securities available for sale........       63.8                                  .9         3.0                  N/M
  Short-term investments...............       16.5        25.3        73.5       132.2       138.2       130.6     (33.9)
                                         ---------   ---------   ---------   ---------   ---------   ---------
    Total interest income..............    1,871.3     1,903.4     2,263.9     2,521.4     2,564.1     2,222.3      (3.4)
INTEREST EXPENSE
  Deposits.............................      504.2       642.9     1,041.4     1,271.4     1,246.0     1,040.3      13.9
  Federal funds purchased and
    securities
    sold under agreements to
    repurchase.........................       81.2        77.6       124.5       171.2       226.3       185.2     (15.2)
  Other short-term borrowings..........       24.0        11.9        17.5        21.1        24.1        24.7       1.6
  Long-term debt.......................       62.9        40.6        33.3        35.2        41.6        42.5      11.2
                                         ---------   ---------   ---------   ---------   ---------   ---------
    Total interest expense.............      672.3       773.0     1,216.7     1,498.9     1,538.0     1,292.7     (12.3)
                                         ---------   ---------   ---------   ---------   ---------   ---------
NET INTEREST INCOME....................    1,199.0     1,130.4     1,047.2     1,022.5     1,026.1       929.6       5.2
Provision for loan losses..............       72.2       147.4       280.0       419.9       212.1       147.3     (13.3)
                                         ---------   ---------   ---------   ---------   ---------   ---------
    Net interest income after provision
      for loan losses..................    1,126.8       983.0       767.2       602.6       814.0       782.3       7.6
NONINTEREST INCOME
  Trust income.........................      204.9       210.0       199.1       183.6       135.6       125.3      10.3
  Service charges on deposit
    accounts...........................       98.0        99.6        95.9        87.2        81.3       107.0      (1.7)
  Credit card fees.....................       48.0        54.8        52.3        45.5        35.9        34.5       6.8
  Gain on sale of subsidiary...........       29.4                                                                   N/M
  Gain on sale of branch offices and
    loans..............................                   20.1                                                    (100.0)
  Net securities gains (losses)........       26.1         9.8         7.4         8.5        (2.8)        1.6      74.8
  Other income.........................      103.4       107.2       100.3       135.8       111.1        63.7      10.2
                                         ---------   ---------   ---------   ---------   ---------   ---------
    Total noninterest income...........      509.8       501.5       455.0       460.6       361.1       332.1       9.0
                                         ---------   ---------   ---------   ---------   ---------   ---------
NONINTEREST EXPENSE
  Personnel............................      506.7       491.7       487.2       492.5       462.8       427.2       3.5
  Net occupancy........................       92.6        89.1        90.4        85.6        73.6        67.2       6.6
  Equipment............................       79.0        77.0        72.9        75.7        84.1        69.0       2.7
  FDIC insurance assessments...........       40.7        43.8        42.1        24.0        17.0        15.3      21.6
  Merger and integration charges.......       53.9        50.0        93.8        26.9                               N/M
  Other expense........................      329.0       294.3       326.1       360.4       341.8       287.7       2.7
                                         ---------   ---------   ---------   ---------   ---------   ---------
    Total noninterest expense..........    1,101.9     1,045.9     1,112.5     1,065.1       979.3       866.4       4.9
                                         ---------   ---------   ---------   ---------   ---------   ---------
    Income (loss) before income taxes
      and cumulative effect of
      accounting change................      534.7       438.6       109.7        (1.9)      195.8       248.0      16.6
Income taxes...........................      187.5       137.4        33.2       (60.7)       74.0        43.2      34.1
                                         ---------   ---------   ---------    ---------   ---------   ---------
    Income before cumulative effect of
      accounting change................      347.2       301.2        76.5        58.8       121.8       204.8      11.1
Cumulative effect of accounting
  change...............................                                            2.7                               N/M
                                         ---------   ---------   ---------   ---------   ---------   ---------
    NET INCOME.........................  $   347.2   $   301.2   $    76.5   $    61.5   $   121.8   $   204.8      11.1
                                         ---------   ---------   ---------   ---------   ---------   ---------
                                         ---------   ---------   ---------   ---------   ---------   ---------
Net income applicable to Common
  Shares...............................  $   346.1   $   295.0   $    70.2   $    56.3   $   119.9   $   202.7      11.3
Net income per Common Share:
  Before cumulative effect of
    accounting change..................  $    2.93   $    2.51   $     .61   $     .47   $    1.00   $    1.65      12.2
  After cumulative effect of accounting
    change.............................       2.93        2.51         .61         .49        1.00        1.65      12.2
Weighted average Common Shares and
  Common Share equivalents outstanding
  (000)................................  118,323.5   117,348.7   115,266.8   115,465.1   119,729.8   122,858.9       (.8)
Full-time equivalent employees.........     12,038      12,451      13,507      14,927      15,380      15,795       N/M

N/M = Not Meaningful.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of Society Corporation and its subsidiaries (the "Corporation") is responsible for the preparation, content and integrity of the financial statements and other statistical data and analysis compiled for this report. The financial statements and related notes have been prepared in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Corporation's financial position, results of operations, and cash flows. Management also believes that financial information elsewhere in this report is consistent with that in the financial statements. The amounts contained in the financial statements are based on management's best estimates and judgments.

The Corporation maintains a system of internal controls designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. This corporate-wide system of controls includes written policies and procedures, proper delegation of authority and organizational division of responsibility and the careful selection and training of qualified personnel. In addition, an effective internal audit function periodically tests the system of internal controls.

Management believes that the system of internal controls provides reasonable assurances that financial transactions are recorded properly to permit the preparation of reliable financial statements. The Board of Directors discharges its responsibility for the Corporation's financial statements through its Audit Committee which is composed of outside directors and has responsibility for the recommendation of the independent auditors. The Audit Committee meets regularly with the independent auditors and internal auditors to review the scope of their audits and audit reports and to discuss any action to be taken. Both the independent auditors and internal auditors have direct access to the Audit Committee.

Management has made an assessment of the Corporation's internal control structure and procedures over financial reporting using established and recognized criteria. On the basis of this assessment, management believes that the Corporation maintained an effective system of internal control for financial reporting as of December 31, 1993.

                                                     ROBERT W. GILLESPIE
                                               Chairman of the Board and Chief
                                                      Executive Officer

                                                        JAMES W. WERT
                                               Vice Chairman of the Board and
                                                   Chief Financial Officer

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Society Corporation

We have audited the accompanying consolidated balance sheets of Society Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Society Corporation and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
                                                        /s/ Ernst & Young
Cleveland, Ohio
January 28, 1994,
except for Note 2,
as to which the
date is March 1, 1994

CONSOLIDATED BALANCE SHEETS
Society Corporation and Subsidiaries

                                                                           DECEMBER 31,
                                                                    ---------------------------
                     (dollars in thousands)                            1993            1992
- ----------------------------------------------------------------    -----------     -----------
ASSETS
  Cash and due from banks.......................................    $ 1,375,645     $ 1,345,085
  Short-term investments........................................         67,931         778,875
  Mortgage loans held for sale..................................        321,703         170,300
  Securities available for sale (market value: $781,664 and
     $1,149,577)................................................        738,078       1,122,224
  Investment securities (market value: $5,735,240 and
     $4,568,734)................................................      5,653,227       4,484,381
  Loans.........................................................     17,897,647      16,031,488
     Less: Allowance for loan losses............................        480,634         502,744
                                                                    -----------     -----------
       Net loans................................................     17,417,013      15,528,744
  Premises and equipment........................................        421,765         406,560
  Other real estate owned.......................................         48,095         133,341
  Intangible assets.............................................        214,138         280,689
  Other assets..................................................        749,732         728,103
                                                                    -----------     -----------
       TOTAL ASSETS.............................................    $27,007,327     $24,978,302
                                                                    -----------     -----------
                                                                    -----------     -----------
LIABILITIES
  Deposits in domestic offices:
     Noninterest-bearing........................................    $ 3,803,677     $ 3,658,878
     Interest-bearing...........................................     14,062,494      13,883,943
  Deposits in foreign office -- interest-bearing................      2,014,533       1,115,179
                                                                    -----------     -----------
       Total deposits...........................................     19,880,704      18,658,000
  Federal funds purchased and securities sold
     under agreements to repurchase.............................      2,353,740       2,834,105
  Other short-term borrowings...................................      1,175,752         276,357
  Other liabilities.............................................        605,888         455,685
  Long-term debt................................................        952,657         886,052
                                                                    -----------     -----------
       TOTAL LIABILITIES........................................     24,968,741      23,110,199
SHAREHOLDERS' EQUITY
  Preferred Stock, without par value; authorized 25,000,000
     shares, none issued
  Fixed/Adjustable Rate Cumulative Preferred Stock, $50 stated
     value; authorized and issued 1,200,000 shares..............                         60,000
  Common Shares, $1 par value; authorized 400,000,000 shares;
     issued 118,658,008 shares..................................        118,658         118,658
  Capital surplus...............................................        635,508         632,789
  Retained earnings.............................................      1,368,992       1,153,309
  Loans to ESOP trustee.........................................        (63,909)        (65,478)
  Treasury stock at cost (1,280,604 and 1,932,032 shares).......        (20,663)        (31,175)
                                                                    -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY...............................      2,038,586       1,868,103
                                                                    -----------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $27,007,327     $24,978,302
                                                                    -----------     -----------
                                                                    -----------     -----------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Society Corporation and Subsidiaries

                                                                     YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
   (dollars in thousands, except per share amounts)           1993             1992             1991
- ------------------------------------------------------    ------------     ------------     ------------
INTEREST INCOME
  Loans...............................................     $1,414,999       $1,430,894       $1,760,277
  Mortgage loans held for sale........................         17,786           12,839            6,847
  Taxable investment securities.......................        330,045          397,627          379,089
  Tax-exempt investment securities....................         28,231           36,794           44,177
  Securities available for sale.......................         63,773
  Short-term investments..............................         16,462           25,280           73,483
                                                          ------------     ------------     ------------
     Total interest income............................      1,871,296        1,903,434        2,263,873
                                                          ------------     ------------     ------------
INTEREST EXPENSE
  Deposits............................................        504,239          642,944        1,041,395
  Federal funds purchased and securities sold under
     agreements to repurchase.........................         81,223           77,572          124,507
  Other short-term borrowings.........................         24,002           11,932           17,460
  Long-term debt......................................         62,842           40,599           33,351
                                                          ------------     ------------     ------------
     Total interest expense...........................        672,306          773,047        1,216,713
                                                          ------------     ------------     ------------
NET INTEREST INCOME...................................      1,198,990        1,130,387        1,047,160
Provision for loan losses.............................         72,240          147,366          280,047
                                                          ------------     ------------     ------------
     Net interest income after provision for loan
       losses.........................................      1,126,750          983,021          767,113
NONINTEREST INCOME
  Trust income........................................        204,852          209,952          199,147
  Service charges on deposit accounts.................         97,970           99,610           95,885
  Credit card fees....................................         48,032           54,771           52,336
  Gain on sale of subsidiary..........................         29,410
  Gain on sale of branch offices and loans............                          20,074
  Net securities gains................................         26,078            9,775            7,431
  Other income........................................        103,442          107,352          100,265
                                                          ------------     ------------     ------------
     Total noninterest income.........................        509,784          501,534          455,064
                                                          ------------     ------------     ------------
NONINTEREST EXPENSE
  Personnel...........................................        506,716          491,718          487,150
  Net occupancy.......................................         92,635           89,109           90,356
  Equipment...........................................         78,950           76,958           72,888
  FDIC insurance assessments..........................         40,691           43,803           42,094
  Professional fees...................................         20,371           31,370           29,759
  Merger and integration charges......................         53,906           50,016           93,828
  Other expense.......................................        308,633          262,977          296,418
                                                          ------------     ------------     ------------
     Total noninterest expense........................      1,101,902        1,045,951        1,112,493
                                                          ------------     ------------     ------------
     Income before income taxes.......................        534,632          438,604          109,684
Income taxes..........................................        187,473          137,394           33,206
                                                          ------------     ------------     ------------
     NET INCOME.......................................     $  347,159       $  301,210       $   76,478
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------
Net income applicable to Common Shares................     $  346,121       $  294,984       $   70,229
Net income per Common Share...........................           2.93             2.51              .61
Weighted average Common Shares and
  Common Share equivalents outstanding................    118,323,452      117,348,656      115,266,844

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Society Corporation and Subsidiaries

                                                                                                    LOANS TO       COMMON
       (dollars in thousands,            PREFERRED       COMMON       CAPITAL        RETAINED         ESOP        SHARES IN
     except per share amounts)             STOCK         SHARES       SURPLUS        EARNINGS       TRUSTEE       TREASURY
- ------------------------------------     ---------      --------      --------      ----------      --------      ---------
BALANCE AT JANUARY 1, 1991..........      $60,000       $62,147       $797,056      $  979,086      $(67,226)     $(185,064)
  Net income........................                                                    76,478
  Cash dividends on Common Shares,
    $.92 per share..................                                                   (60,449)
  Cash dividends of pooled company
    prior to merger:
      Common Stock..................                                                   (23,982)
      Preferred Stock...............                                                    (6,283)
  Issuance of 907,326 Common Shares
    under stock option plans........                        410         12,833                                       16,025
  Tax benefits attributable to ESOP
    dividends.......................                                                       622
  Loan payments from ESOP trustee...                                                                   1,877
  Purchase of 237,185 treasury
    shares..........................                                                                                 (8,340)
                                         ---------      --------      --------      ----------      --------      ---------
BALANCE AT DECEMBER 31, 1991........       60,000        62,557        809,889         965,472       (65,349)      (177,379)
  Adjustments relating to pooling of
    interests.......................                         (2 )         (132)           (381)
  Cancellation of treasury stock of
    pooled company..................                     (3,300 )     (124,793)                                     128,093
  Net income........................                                                   301,210
  Cash dividends on Common Shares,
    $.98 per share..................                                                  (101,547)
  Cash dividends on Fixed/Adjustable
    Rate Cumulative Preferred Stock,
    $3.89 per share.................                                                    (4,670)
  Cash dividends of pooled company
    prior to merger:
      Common Stock..................                                                    (6,098)
      Preferred Stock...............                                                    (1,556)
  Issuance of 635,321 Common Shares
    under stock option plans........                         74          7,154                                       18,111
  Tax benefits attributable to ESOP
    dividends.......................                                                       879
  Loan payments from ESOP trustee...                                                                    (129)
  Two-for-one stock split effected
    by means of a 100% stock
    dividend paid March 22, 1993....                     59,329        (59,329)
                                         ---------      --------      --------      ----------      --------      ---------
BALANCE AT DECEMBER 31, 1992........       60,000       118,658        632,789       1,153,309       (65,478)       (31,175)
  Net income........................                                                   347,159
  Cash dividends on Common Shares,
    $1.12 per share.................                                                  (131,031)
  Cash dividends on Fixed/Adjustable
    Rate Cumulative Preferred Stock,
    $1.297 per share................                                                    (1,556)
  Issuance of 651,428 Common Shares
    under stock option plans........                                     4,519                                       10,512
  Redemption of 1,200,000 shares of
    Fixed/Adjustable Rate Cumulative
    Preferred Stock.................      (60,000)                      (1,800)
  Tax benefits attributable to ESOP
    dividends.......................                                                     1,111
  Loan payments from ESOP trustee...                                                                   1,569
                                                        --------      --------      ----------      --------      ---------
BALANCE AT DECEMBER 31, 1993........                    $118,658      $635,508      $1,368,992      $(63,909)     $ (20,663)
                                                        --------      --------      ----------      --------      ---------
                                                        --------      --------      ----------      --------      ---------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Society Corporation and Subsidiaries

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                             (in thousands)                                 1993            1992            1991
- ------------------------------------------------------------------------ -----------     -----------     -----------
OPERATING ACTIVITIES
  Net income............................................................ $   347,159     $   301,210     $    76,478
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses...........................................      72,240         147,366         280,047
    Depreciation and amortization expense...............................     115,425          93,983          85,135
    Gain on sale of branch offices and loans............................                     (20,074)
    Gain on sale of subsidiary..........................................     (29,410)
    Deferred income taxes...............................................      56,811          68,272          12,997
    Net securities gains................................................     (26,078)         (9,775)         (7,431)
    Net increase in mortgage loans held for sale........................    (151,403)        (65,671)        (60,819)
    Decrease (increase) in interest receivable..........................       2,457         (16,431)         24,134
    Increase (decrease) in interest payable.............................       1,166         (29,442)        (33,709)
    Other operating activities, net.....................................      94,083        (180,385)         61,441
                                                                         -----------     -----------     -----------
         Net cash provided by operating activities......................     482,450         289,053         438,273
INVESTING ACTIVITIES
  Principal collected on loans held by nonbank subsidiaries and loans
    sold................................................................     626,773         359,912         411,671
  Loans originated by nonbank subsidiaries and loans purchased..........    (409,623)       (128,821)       (154,203)
  Net (increase) decrease in loans held by bank subsidiaries, excluding
    loans purchased or sold.............................................  (1,389,072)        132,097         611,184
  Purchases of investment securities....................................  (3,210,342)     (3,191,221)     (1,572,478)
  Proceeds from sales of investment securities..........................     141,325         610,999         435,799
  Proceeds from prepayments and maturities of investment securities.....   2,036,783       1,815,279         875,794
  Net change in securities available for sale...........................     421,200
  Net decrease (increase) in Federal funds sold and security resale
    agreements..........................................................      96,047         460,490        (250,822)
  Net decrease (increase) in interest-bearing deposits with banks.......     750,950         301,067        (269,690)
  Purchases of premises and equipment...................................     (78,402)       (185,809)        (39,755)
  Proceeds from sales of premises and equipment.........................       5,425          34,575           5,905
  Purchase of thrift or bank subsidiary, net of cash acquired...........    (117,858)         (2,286)
  Proceeds from sale of subsidiary......................................     148,054
  Other investing activities, net.......................................                                       2,352
                                                                         -----------     -----------     -----------
         Net cash (used in) provided by investing activities............    (978,740)        206,282          55,757
FINANCING ACTIVITIES
  Net increase (decrease) in deposits...................................     186,218        (469,102)     (1,376,287)
  Net increase in short-term borrowings.................................     419,030         153,177         767,229
  Proceeds from issuance of long-term debt..............................     310,499         396,179
  Payments on long-term debt............................................    (229,776)        (13,355)        (12,485)
  Redemption of preferred stock.........................................     (61,800)
  Proceeds from exercise of stock options...............................      12,047          20,104          27,003
  Purchase of treasury stock............................................                                      (8,340)
  Cash dividends........................................................    (132,587)       (113,871)        (90,714)
  Sales of branch offices and loans:
    Deposit liabilities assumed by purchasers...........................                  (1,032,006)
    Loans sold..........................................................                     377,578
    Long-term debt issued to fund branch sale...........................                      36,154
    Other, net..........................................................                      23,956
  Other financing activities, net.......................................      23,219          (2,984)
                                                                         -----------     -----------     -----------
         Net cash provided by (used in) financing activities............     526,850        (624,170)       (693,594)
                                                                         -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS......................      30,560        (128,835)       (199,564)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR............................   1,345,085       1,473,920       1,673,484
                                                                         -----------     -----------     -----------
CASH AND DUE FROM BANKS AT END OF YEAR.................................. $ 1,375,645     $ 1,345,085     $ 1,473,920
                                                                         -----------     -----------     -----------
                                                                         -----------     -----------     -----------
Additional disclosures relative to cash flows:
Cash interest payments.................................................. $   671,140     $   802,489     $ 1,250,422
Cash income tax payments................................................     121,783          95,156          13,874

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Society Corporation is an Ohio-based financial services company primarily engaged in the business of commercial banking. It provides a wide range of banking, fiduciary and financial services to corporate, institutional and individual customers.

The accounting policies of Society Corporation and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry. The following is a summary of the Corporation's significant accounting policies.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Society Corporation and its subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

As discussed in Note 2, Mergers, Acquisitions and Divestitures, the financial statements give retroactive effect to the 1992 merger of Ameritrust Corporation with and into Society, accounted for as a pooling of interests. Accordingly, all financial data are presented as if both companies had been merged for all periods presented.

BUSINESS COMBINATIONS
Business combinations accounted for as purchases include the results of operations of the acquired businesses from the respective dates of acquisition. The assets and liabilities are recorded at fair value at the acquisition date and related purchase premiums and discounts are amortized over the remaining average lives of the respective assets or liabilities. Goodwill, representing the excess of the cost of acquisitions over the fair value of net assets acquired, is amortized on a straight-line basis, over the estimated period to be benefited, generally not exceeding 25 years. Other intangibles are amortized using either straight-line or accelerated methods, generally over periods ranging from 4 to 15 years.

In transactions accounted for as poolings of interests, the assets and liabilities of the combined companies are carried forward at their historical amounts, the companies' results of operations are combined and the consolidated financial statements and notes thereto are restated as if the companies had been merged for all periods presented.

On March 1, 1994, KeyCorp, ("old KeyCorp"), merged into and with Society Corporation ("Society"), which was the surviving corporation under the name KeyCorp. Because the merger, which was accounted for as a pooling of interests, occurred subsequent to December 31, 1993, the financial statements do not give retroactive effect to the merger. However, the supplemental financial statements included on pages 65 to 94 of this report present the combined financial condition and results of operations of Society and old KeyCorp as if the merger had been in effect for all periods presented. Further details pertaining to this merger are presented in Note 2, Mergers, Acquisitions and Divestitures.

STATEMENT OF CASH FLOWS
The Corporation defines cash and cash equivalents as cash on hand and noninterest-bearing amounts due from banks as reported under the consolidated balance sheet caption, "Cash and due from banks."

INVESTMENT SECURITIES
Securities which the Corporation has the ability and positive intent to hold to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Gains and losses on sales of investment securities are computed using the specific identification method and are included in net securities gains.

SECURITIES AVAILABLE FOR SALE AND TRADING ACCOUNT ACTIVITIES
Securities available for sale are carried at the lower of aggregate cost or market value. Trading account assets include foreign exchange trading positions and are carried at market value. Gains and losses on sales of securities available for sale are computed using the specific identification method and are included in net securities gains. Market value adjustments for trading account assets (included in short-term investments) and securities available for sale are included in noninterest income.

MORTGAGE LOANS HELD FOR SALE
Mortgage loans held for sale are carried at the lower of aggregate cost or market value.

LOANS
Student loans held for sale are included in total loans and are carried at the lower of aggregate cost or market value. Interest income on loans is primarily accrued based on principal amounts outstanding. Accrual of interest is discontinued, and accrued but unpaid interest on a loan is reversed and charged against current earnings, when circumstances indicate that collection is questionable. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb potential losses in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and composition of the loan portfolios and their related risk characteristics, and the continual review by management of the quality of the loan portfolio.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Provisions for the depreciation of premises and equipment are determined using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases.

OTHER REAL ESTATE OWNED
Other real estate owned includes real estate acquired through foreclosure or a similar conveyance of title and real estate considered to be in-substance foreclosed when specific criteria are met. Other real estate owned is carried at the lower of its recorded amount or fair value, less estimated cost of disposal. Write-downs of the assets at, or prior to, the dates of acquisition are charged to the allowance for loan losses. Subsequent write-downs, income and expenses incurred in connection with holding such assets, and gains and losses resulting from the sales of such assets, are included in other noninterest expense.

INCOME TAXES
The Corporation files a consolidated Federal income tax return. Effective January 1, 1992, the Corporation prospectively adopted SFAS No. 109, "Accounting for Income Taxes" which supersedes SFAS No. 96. The cumulative effect of adopting SFAS No. 109 was not material.

INTEREST RATE SWAPS, FINANCIAL FUTURES AND OPTIONS
The Corporation uses interest rate swaps, financial futures and options to manage the interest rate exposure of certain interest-sensitive assets and liabilities as part of the Corporation's overall strategy to manage interest rate risk. The net interest received or paid on interest rate swaps is recognized over the lives of the respective contracts as an adjustment to interest income or expense. Gains and losses resulting from the termination of interest rate swaps are deferred and amortized over the remaining lives of the related financial instruments. Gains and losses on futures and option contracts are recognized when the related hedged financial instruments are sold.

COMMON SHARES
Net income per Common Share is computed by dividing net income, less any dividend requirement on preferred stock, by the weighted average number of Common Shares and Common Share equivalents outstanding during the year as presented below. These amounts have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend effective as of March 22, 1993.

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                               1993            1992            1991
                                            -----------     -----------     -----------
Weighted average Common Shares
  outstanding...........................    116,976,477     115,951,058     114,385,402
Common Share equivalents-stock
  options...............................      1,346,975       1,397,598         881,442
                                            -----------     -----------     -----------
     Total..............................    118,323,452     117,348,656     115,266,844
                                            -----------     -----------     -----------
                                            -----------     -----------     -----------

NOTE 2.  MERGERS, ACQUISITIONS AND DIVESTITURES

On March 1, 1994, KeyCorp ("old KeyCorp"), a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets as of December 31, 1993, merged into and with Society, which was the surviving corporation under the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp (based on an exchange ratio of 1.205 shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged on a one-for-one basis for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly financial results for all prior periods presented will be restated to include the financial results of old KeyCorp. The supplemental financial statements presented on pages 65 through 94 of this report present the financial condition and results of operations of Society and old KeyCorp as if the merger had been in effect for all periods presented. The following table presents consolidated net interest income, net income and per Common Share reported by each of the companies and on a combined basis.

                                             YEAR ENDED DECEMBER 31,
         (in thousands,              ----------------------------------------
    except per share amounts)           1993           1992           1991
- ---------------------------------    ----------     ----------     ----------
NET INTEREST INCOME
  Society........................    $1,198,990     $1,130,387     $1,047,160
  Old KeyCorp....................     1,479,987      1,318,286      1,085,801
                                     ----------     ----------     ----------
     Combined....................    $2,678,977     $2,448,673     $2,132,961
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------
NET INCOME
  Society........................    $  347,159     $  301,210     $   76,478
  Old KeyCorp....................       362,767        290,888        237,218
                                     ----------     ----------     ----------
     Combined....................    $  709,926     $  592,098     $  313,696
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------
NET INCOME PER COMMON SHARE
  Society........................    $     2.93     $     2.51     $      .61
  Old KeyCorp....................          3.43           2.80           2.45
  Combined.......................          2.89           2.42           1.31

On October 5, 1993, Society Asset Management, Inc., an indirect wholly-owned subsidiary of Society, completed the acquisition of Schaenen Wood & Associates, Inc. ("SWA"), a New York City-based investment management firm which manages approximately $1.3 billion in assets. The transaction was accounted for as a purchase.

On September 15, 1993, Society completed the sale of Ameritrust Texas Corporation ("ATC") to Texas Commerce Bank, National Association, an affiliate of Chemical Banking Corporation. ATC was based in Dallas, Texas, and provided a range of investment management and fiduciary services to institutions, businesses and individuals through 11 offices operating in Texas. For the period through the closing date, ATC had net income of $3.2 million. The $29.4 million gain on the sale ($12.2 million after tax, $.10 per Common Share) is included in noninterest income.

On January 22, 1993, Society acquired all of the outstanding shares of First Federal Savings and Loan Association of Fort Myers ("Society First Federal"), a Federal stock savings bank, for total cash consideration of $144 million. The transaction was accounted for as a purchase. Society First Federal had 24 offices in southwest and central Florida and approximately $1.1 billion in total assets at the date of acquisition.

On December 4, 1992, Society and three other bank holding companies formed a joint venture in a newly-formed company, Electronic Payment Services, Inc. This company is the largest processor of automated teller machine transactions in the United States and a national leader in point-of-sale transaction processing. As part of the agreement. Society contributed its wholly-owned subsidiary Green Machine Network Corporation, and its point-of-sale business in return for an equity interest.

On September 30, 1992, Society acquired all the outstanding shares of First of America Bank - Monroe ("FAB - Monroe") from First of America Bank Corporation in a cash purchase. The transaction was accounted for as a purchase. FAB - Monroe operated 10 offices in southeastern Michigan and had approximately $160 million in total assets at the date of acquisition.

On March 16, 1992, Ameritrust Corporation ("Ameritrust"), a financial services holding company located in Cleveland, Ohio, with approximately $10 billion in assets as of December 31, 1991, merged with and into Society. Under the terms of the merger agreement, 49,550,862 Society Common Shares were exchanged for all of the outstanding shares of Ameritrust common stock (based on an exchange ratio of .65 shares of Society for each share of Ameritrust). The outstanding preferred stock of Ameritrust was exchanged on a one-for-one basis for 1,200,000 shares of a comparable, new issue of Fixed/Adjustable Rate Cumulative Preferred Stock of Society. The merger was accounted for as a pooling of interests and, accordingly, financial results for all prior periods presented have been restated to include the financial results of Ameritrust. In connection with the merger and as part of an agreement with the United States Department of Justice, Society sold 28 Ameritrust branches located in Cuyahoga and Lake Counties in Ohio in June 1992. Deposits of $933.3 million and loans or loan participations totaling $331.8 million were sold along with the branches at a gain of $20.1 million ($13.2 million after tax, $.11 per Common Share) included in noninterest income. In addition, in May 1992, deposits and loans totaling $98.7 million and $45.7 million, respectively, were sold along with the four branches in Ashtabula County, Ohio, in accordance with the Federal Reserve Board order that approved the merger.

NOTE 3. SECURITIES

The book values, unrealized gains and losses, and approximate market values of securities held to maturity and securities available for sale were as follows:
                                                        DECEMBER 31, 1993
                                     -------------------------------------------------------
                                                      GROSS          GROSS
                                        BOOK        UNREALIZED     UNREALIZED       MARKET
         (in thousands)                VALUE          GAINS          LOSSES         VALUE
- ---------------------------------    ----------     ----------     ----------     ----------
Federal agencies.................    $   10,585     $   1,090                     $   11,675
States and political
  subdivisions...................       374,671        15,601       $     45         390,227
Mortgage-backed securities.......     4,544,178        58,951          8,289       4,594,840
Other securities.................       723,793        14,726             21         738,498
                                     ----------     ----------     ----------     ----------
    Total investment
      securities.................     5,653,227        90,368          8,355       5,735,240
U.S. Treasury-available for
  sale...........................       738,078        43,595              9         781,664
                                     ----------     ----------     ----------     ----------
    Total securities.............    $6,391,305     $ 133,963       $  8,364      $6,516,904
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

                                                        DECEMBER 31, 1992
                                     -------------------------------------------------------
                                                      GROSS          GROSS
                                        BOOK        UNREALIZED     UNREALIZED       MARKET
                                       VALUE          GAINS          LOSSES         VALUE
                                     ----------     ----------     ----------     ----------
Federal Agencies.................    $    6,869     $     501                     $    7,370
States and political
  subdivisions...................       524,825        18,317       $    298         542,844
Mortgage-backed securities.......     3,374,364        74,118         24,244       3,424,238
Other securities.................       578,323        16,158            199         594,282
                                     ----------     ----------     ----------     ----------
    Total investment
      securities.................     4,484,381       109,094         24,741       4,568,734
U.S. Treasury-available for
  sale...........................     1,122,224        32,042          4,689       1,149,577
                                     ----------     ----------     ----------     ----------
    Total securities.............    $5,606,605     $ 141,136       $ 29,430      $5,718,311
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

The remaining maturities of the Corporation's securities were as follows:

                                                       DECEMBER 31, 1993
                                     -----------------------------------------------------
                                                                      U.S. TREASURY --
                                       INVESTMENT SECURITIES         AVAILABLE FOR SALE
                                     -------------------------     -----------------------
                                        BOOK          MARKET         BOOK         MARKET
         (in thousands)                VALUE          VALUE         VALUE         VALUE
- ---------------------------------    ----------     ----------     --------     ----------
Due in one year or less..........    $  471,932     $  479,921     $206,941     $  208,504
Due after one through five
  years..........................     2,585,370      2,654,823      327,373        344,128
Due after five through ten
  years..........................     2,316,463      2,319,442      201,291        226,106
Due after ten years..............       279,462        281,054        2,473          2,926
                                     ----------     ----------     --------     ----------
    Total securities.............    $5,653,227     $5,735,240     $738,078     $  781,664
                                     ----------     ----------     --------     ----------
                                     ----------     ----------     --------     ----------

Mortgage-backed securities are included in the above investment securities maturity schedule based on their expected average lives. Other securities consist primarily of those collateralized by credit card and automobile installment loan receivables, corporate floating-rate notes and venture capital investments.

The proceeds from sales of securities were $724.6 million, $611.0 million and $435.8 million in 1993, 1992 and 1991, respectively. Gross gains and losses related to securities were $33.4 million and $7.3 million, respectively, in 1993, $10.7 million and $.9 million, respectively, in 1992 and $8.8 million and $1.4 million, respectively, in 1991.

Corporate assets, primarily securities, with a book value of approximately $4.4 billion at December 31, 1993, were pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for other purposes required or permitted by law.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that equity securities having readily determinable fair values and all investments in debt securities be classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are to be classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are to be classified as "available for sale securities" and reported at fair value, with unrealized gains and losses excluded from operating results and reported as a separate component of shareholders' equity. Adoption of the standard is required for fiscal years beginning after December 15, 1993, with earlier application permitted. The Corporation will adopt the new standard in 1994. Based upon the Corporation's securities portfolio classified as available for sale as of December 31, 1993, the estimated impact of the new standard would be an increase to shareholders' equity of approximately $28 million, with no impact on the results of operations. With the adoption of SFAS No. 115 in 1994, the Corporation anticipates that securities with an aggregate book value of approximately $3.2 billion will be designated as available for sale. Based upon the market values of these securities at year end 1993, the reclassification of these securities is not expected to have a material effect on shareholders' equity.

NOTE 4.  LOANS

Loans are summarized as follows:

                                                                    DECEMBER 31,
                                                     -------------------------------------------
                 (in thousands)                         1993            1992            1991
- -------------------------------------------------    -----------     -----------     -----------
Commercial, financial and agricultural...........    $ 4,388,185     $ 4,430,027     $ 5,177,633
Real estate-construction.........................        623,245         737,583         839,418
Real estate-residential mortgage.................      4,574,503       3,204,349       2,948,769
Real estate-commercial mortgage..................      2,119,857       2,320,787       2,631,174
Consumer.........................................      3,266,772       3,243,383       4,433,077
Student loans held for sale......................      1,648,611       1,070,140
Lease financing..................................      1,213,162         923,856         724,737
Foreign..........................................         63,312         101,363          76,866
                                                     -----------     -----------     -----------
  Total..........................................    $17,897,647     $16,031,488     $16,831,674
                                                     -----------     -----------     -----------
                                                     -----------     -----------     -----------

Changes in the allowance for loan losses are summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                 (in thousands)                         1993            1992            1991
- -------------------------------------------------    -----------     -----------     -----------
Balance at beginning of year.....................    $   502,744     $   525,916     $   461,039
Recoveries.......................................         52,617          52,145          52,585
Charge-offs......................................       (147,816)       (223,711)       (267,624)
                                                     -----------     -----------     -----------
  Net charge-offs................................        (95,199)       (171,566)       (215,039)
Provision for loan losses........................         72,240         147,366         280,047
Allowance of affiliates purchased (sold).........            849           1,028            (131)
                                                     -----------     -----------     -----------
  Balance at end of year.........................    $   480,634     $   502,744     $   525,916
                                                     -----------     -----------     -----------
                                                     -----------     -----------     -----------

In 1991, Ameritrust recorded an additional $93.9 million provision for loan losses to conform its approach to determining the level of the allowance for loan losses to that used by the Corporation.

In the ordinary course of business, Society's banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of Society and its subsidiaries and their associates (as defined by the Securities and Exchange Commission). Such loans, in management's opinion, did not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at January 1, 1993, was $135.0 million. During 1993, activity with respect to these loans included new loans, repayments and a net decrease (due to changes in the status of executive officers and directors) of $30.8 million, $76.5 million and $21.5 million, respectively, resulting in an aggregate balance of loans outstanding to related parties at December 31, 1993, of $67.8 million.

NOTE 5.  NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                                                        DECEMBER 31,
                                                                   -----------------------
                         (in thousands)                              1993           1992
    ---------------------------------------------------------      --------       --------
    Nonaccrual loans.........................................      $162,448       $347,779
    Restructured loans.......................................           370            934
                                                                   --------       --------
      Total nonperforming loans..............................       162,818        348,713
    Other real estate owned..................................        48,095        133,341
    Other nonperforming assets...............................        13,462         14,903
                                                                   --------       --------
      Total..................................................      $224,375        496,957
                                                                   --------       --------
                                                                   --------       --------

The effect on interest income of loans classified as nonperforming at December
31 of each respective year was as follows:

                    (in thousands)                       1993          1992          1991
    ----------------------------------------------      -------       -------       -------
    Interest income which would have been recorded
      if assets had been current under original
      terms.......................................      $17,482       $34,731       $52,880
    Less: Interest income recorded during the
      period......................................        3,450        14,374        24,131
                                                        -------       -------       -------
      Net reduction to reported interest income...      $14,032       $20,357       $28,749
                                                        -------       -------       -------
                                                        -------       -------       -------

At December 31, 1993, there were no significant commitments outstanding to lend additional funds to borrowers with nonaccrual or restructured loans.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes a valuation methodology for impaired loans as defined by the standard. Generally, a loan is considered impaired if management believes that it is probable that all amounts due will not be collected according to the contractual terms as scheduled in the loan agreement. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the loan's underlying collateral. The Corporation expects to adopt SFAS No. 114 prospectively starting in the first quarter of 1995. It is anticipated that adoption of the new standard will not have a material effect on the Corporation's financial condition and results of operations.

NOTE 6.  PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                                                        DECEMBER 31,
                                                                   -----------------------
                         (in thousands)                              1993           1992
    ---------------------------------------------------------      --------       --------
    Land.....................................................      $ 43,025       $ 28,742
    Buildings and leasehold improvements.....................       348,117        356,076
    Furniture and equipment..................................       414,663        381,581
                                                                   --------       --------
                                                                    805,805        766,399
    Accumulated depreciation and amortization................      (384,040)      (359,839)
                                                                   --------       --------
      Total..................................................      $421,765       $406,560
                                                                   --------       --------
                                                                   --------       --------

Depreciation and amortization expense related to premises and equipment totaled $57.1 million, $62.3 million, and $48.4 million in 1993, 1992 and 1991, respectively.

At December 31, 1993, banking subsidiaries of Society were obligated under noncancellable leases for land and buildings and for other property, consisting principally of data processing equipment. Rental expense under all operating leases aggregated $53.3 million in 1993, $56.4 million in 1992, and $49.6 million in 1991. Many of the realty lease agreements contain renewal options for varying periods. In many cases, renewal terms must be negotiated at the renewal date, including annual rentals to be paid under the renewed lease.

Minimum future rental payments under noncancellable leases at December 31, 1993, were as follows: 1994 -- $37.3 million; 1995 -- $30.7 million; 1996 -- $29.0 million; 1997 -- $23.8 million; 1998 -- $21.6 million; and subsequent years -- $261.3 million.

NOTE 7.  SHORT-TERM BORROWINGS

Short-term borrowings consist primarily of Federal funds purchased and securities sold under repurchase agreements which generally represent overnight borrowing transactions. Other short-term borrowings consist of fixed rate and variable rate Medium-Term Notes with original maturities of one year or less, Treasury, tax and loan demand notes, and other borrowings with original maturities of one year or less.

On November 30, 1992, Society National Bank authorized the issuance of up to $1 billion of Medium-Term Notes to be offered on a continuous basis. During 1993, $685 million in debt securities were issued under this program. These securities have original maturities of less than one year and are included in other short-term borrowings.

The details of short-term borrowings are as follows:

           (dollars in thousands)                   1993           1992           1991
- ---------------------------------------------    ----------     ----------     ----------
FEDERAL FUNDS PURCHASED
  Balance at year end........................    $1,013,800     $1,316,567     $1,371,638
  Average during the year....................     1,063,530        807,654        968,500
  Maximum month-end balance..................     2,159,644      1,742,855      1,641,222
  Weighted average rate during the year......          3.06%          3.45%          5.72%
  Weighted average rate at December 31.......          3.18           3.37           3.87
SECURITIES SOLD UNDER AGREEMENTS TO
  REPURCHASE
  Balance at year-end........................    $1,339,940     $1,517,538     $1,130,786
  Average during the year....................     1,665,644      1,504,562      1,272,282
  Maximum month-end balance..................     2,102,629      1,927,907      1,726,720
  Weighted average rate during the year......          2.92%          3.30%          5.43%
  Weighted average rate at December 31.......          2.89           2.95           4.12
OTHER SHORT-TERM BORROWINGS
  Balance at year-end........................    $1,175,752     $  276,357     $  453,229
  Average during the year....................       817,953        360,575        316,295
  Maximum month-end balance..................     1,175,752        546,340        520,375
  Weighted average rate during the year......          2.93%          3.31%          5.52%
  Weighted average rate at December 31.......          3.16           2.42           4.30


NOTE 8.  LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where appropriate, are as follows:

                                                                           DECEMBER 31,
                                                                       ---------------------
                       (dollars in thousands)                            1993         1992
- ---------------------------------------------------------------------  --------     --------
8.125% Subordinated Notes, due 2002..................................  $197,902     $197,655
Medium Term Notes, due through 1996..................................   110,600
8.875% Notes, due 1996...............................................    74,772       74,715
11.125% Notes, due 1995..............................................    49,979       49,967
8.48% Notes, due 1997 through 2001...................................    48,864       48,864
8.33% Notes, due 1996................................................    22,794       22,794
7.875% Notes, due 1993...............................................                 99,952
8.625% Notes, due 1996...............................................                 99,773
8.25% Notes, due 1993................................................                 25,000
9.56% Note, due 1995.................................................                 14,922
Other long-term debt.................................................       384        4,514
                                                                       --------     --------
     Total Parent Company............................................   505,295      638,156
                                                                       --------     --------
7.85% Subordinated Notes, due 2002...................................   199,823      198,524
6.75% Subordinated Notes, due 2003...................................   198,823
10% Note, due 1995...................................................    36,735       36,735
Industrial revenue bonds.............................................    10,938       11,314
Other long-term debt.................................................     1,043        1,323
                                                                       --------     --------
     Total Subsidiaries..............................................   447,362      247,896
                                                                       --------     --------
     Total...........................................................  $952,657     $886,052
                                                                       --------     --------
                                                                       --------     --------

On June 15, 1992, Society issued $200 million of 8.125% Subordinated Notes under a shelf registration. The Notes are not redeemable prior to maturity. During 1993, Society issued $110.6 million of Medium-Term Notes with maturities exceeding one year. The Notes had a weighted average annual interest rate of 5.19% at December 31, 1993, and have varying maturities through 1996. The 8.875% Notes, issued under an earlier registration, and the 11.125% Notes are not redeemable prior to maturity.

In 1989, the Ameritrust Corporation Employees' Savings and Investment Plan (the "Plan") was amended to include a leveraged employee stock ownership plan ("ESOP"). To fund the ESOP, Ameritrust borrowed $71.7 million from several institutional investors through the placement of unsecured notes totaling $22.8 million (the "8.33% Notes") and $48.9 million (the "8.48% Notes"). The interest on those notes totaled $6.0 million in each of the years 1993, 1992, and 1991. The ESOP trustee used the proceeds to purchase 5,847,102 shares of Ameritrust Common Stock. These shares, as converted in the merger with Society, are held by the ESOP trustee for matching employee contributions to the Plan. The net difference between the cost of the treasury shares sold to the ESOP trustee and their market value was recorded as a reduction to retained earnings. Except for the repayment schedule, the loans to the ESOP trustee are on substantially similar terms as the borrowings from the institutional investors and, in addition, are secured by the unallocated shares held by the ESOP trustee. The ESOP trustee will repay the loans from Society using corporate contributions made by the Plan for that purpose and dividends on the Common Shares acquired with the loans. The amount of dividends on the ESOP shares used for debt service by the ESOP trustee totaled $3.9 million in 1993, $3.1 million in 1992, and $1.8 million in 1991. As contributions and dividends are received, a portion of the shares acquired with the loans will be allocated to Plan participants. Interest income recognized on loans to the ESOP trustee is netted against the interest expense incurred on the notes payable to the institutional investors. Society's receivable from the ESOP trustee, representing deferred compensation to the Corporation's employees, has been recorded as a separate reduction of shareholders' equity.

Society National Bank, Society's lead bank, issued $200 million of 7.85% Subordinated Notes on November 3, 1992, and $200 million of 6.75% Subordinated Notes on June 16, 1993. The Bank issued a 10% Note in connection with the sale of branch offices and loans resulting from the merger with Ameritrust Corporation. None of these notes may be redeemed prior to maturity.

Industrial revenue bonds issued by banking subsidiaries have varying maturities extending to the year 2009 and had weighted average annual interest rates of 7.14% and 7.19%, respectively, at December 31, 1993 and 1992.

Other long-term debt at December 31, 1993 and 1992, consisted of capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average annual interest rates of 13.54% and 10.14%, respectively.

The 8.625% Notes were redeemed at par plus accrued interest on June 30, 1993, and the 9.56% Note was assumed by the purchaser in connection with the sale of Ameritrust Texas Corporation on September 15, 1993.

At December 31, 1993, the aggregate of annual maturities for all long-term debt obligations for the years 1994 through 1998 were $.5 million, $148.5 million, $147.2 million, $7.2 million, and $ 8.3 million, respectively.

Long-term debt qualifying as supplemental capital for purposes of calculating Tier II Capital under Federal Reserve Board Guidelines amounted to $636.5 million and $520.9 million at December 31, 1993, and 1992, respectively.

NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK AND COMMON SHARES
In August 1989, Society's Board of Directors adopted a Shareholder Rights Plan ("Rights") under which each shareholder received one Right for each Society Common Share. Each Right represents the right to purchase a Common Share of Society at a price of $65. The Rights become exercisable 20 days after a person or group acquires 15 percent or more of the outstanding shares or commences a tender offer that could result in such an ownership interest. Until the Rights become exercisable, they will trade with the Common Shares, and any transfer of the Common Shares will also constitute a transfer of associated Rights. When the Rights become exercisable, they will begin to trade separate and apart from the Common Shares. Twenty days after the occurrence of certain "Flip-In Events," each Right will become the right to purchase a Common Share of Society for the then par value per share (now $1 per share) and the Rights held by a 15 percent or more shareholder will become void. Society may redeem these Rights at its option at $.005 per Right subject to certain limitations. Unless redeemed earlier, the Rights expire on September 12, 1999. On October 1, 1993, Society amended the Rights so that the pending merger with old KeyCorp would not activate the provisions of the Rights.

On March 1, 1993, Society redeemed the 1.2 million outstanding shares of Fixed/Adjustable Rate Cumulative Preferred Stock at 103% of its stated value ($60 million), plus accumulated but unpaid dividends.

Society effected a two-for-one stock split on March 22, 1993, by means of a 100% stock dividend. All relevant Common Share amounts, per Common Share amounts and related data in this report have been adjusted to reflect this split.

In connection with the merger with old KeyCorp, at a special meeting held February 16, 1994, shareholders increased the authorized number of shares of Society to 926.4 million, of which 1.4 million are shares of 10% Cumulative Preferred Stock, Class A, par value $5 per share; 25.0 million are shares of Preferred Stock, par value $1 per share; and 900.0 million are Common Shares, par value $1 per share.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
Society maintains various incentive compensation plans which provide for its ability to grant stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and performance shares to selected employees. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of Society's Common Shares at the date the options are granted. Options granted expire not later than ten years and one month from the date of grant. Several option plans have been acquired through mergers. These plans have expired or were terminated, but unexercised options granted under the plans remain outstanding. At December 31, 1993 and 1992, options for Common Shares available for future grant totaled 1,237,965 and 1,233,958, respectively.

The terms of Society's plans stipulate that stock appreciation rights may only be granted in tandem with stock options. The appreciation rights have the same terms as do the options, except that, upon exercise, the holder may receive either cash or shares for the excess of the current market value of Society's Common Shares over the option's exercise price. Upon exercise of a stock appreciation right, the related option is surrendered. During 1993, all stock appreciation rights for which exercisability was limited to a period following a change in control of the Corporation were cancelled.

The following table presents a summary of pertinent information with respect to Society's stock options and stock appreciation rights.

STOCK OPTIONS

                                                       1993                         1992
                                             -------------------------    -------------------------
                                               SHARES     OPTION PRICE      SHARES     OPTION PRICE
                                             ----------   ------------    ----------   ------------
Outstanding at beginning of year...........   5,161,748   $ 3.89-28.25     3,924,258   $ 2.49-25.87
Granted....................................   1,218,500    32.41-33.94     2,654,800          28.25
Assumed in acquisition.....................       9,008     4.69- 7.61
Exercised or surrendered...................     656,428     3.89-28.25     1,288,658     2.49-22.92
Lapsed or cancelled........................      59,515    14.44-33.94       128,652    12.30-28.25
                                             ----------                   ----------
Outstanding at end of year (1).............   5,673,313     4.79-33.94     5,161,748     3.89-28.25
                                             ----------                   ----------
                                             ----------                   ----------
Exercisable at end of year (2).............   3,192,913     4.79-28.25     2,592,548     3.89-25.87
                                             ----------                   ----------
                                             ----------                   ----------

STOCK APPRECIATION RIGHTS

                                                       1993                         1992
                                             -------------------------    -------------------------
                                               SHARES     OPTION PRICE      SHARES     OPTION PRICE
                                             ----------   ------------    ----------   ------------
Outstanding at beginning of year...........   2,028,240   $11.69-28.25     1,828,708   $ 6.78-20.88
Granted....................................     222,000          33.94       920,000          28.25
Exercised or surrendered...................      36,400    11.69-20.88       672,468     6.78-20.88
Lapsed or cancelled........................   2,169,840    11.69-33.94        48,000          28.25
                                             ----------                   ----------
Outstanding at end of year (1).............      44,000          11.69     2,028,240    11.69-28.25
                                             ----------                   ----------
                                             ----------                   ----------
Exercisable at end of year.................      44,000          11.69        49,000          11.69
                                             ----------                   ----------
                                             ----------                   ----------

(1) Ordinary options outstanding at December 31, 1992 include 1,979,240 shares granted in tandem with Limited SARs.

(2) Ordinary options exercisable at December 31, 1992 include 1,107,240 shares granted in tandem with Limited SARs.



NOTE 10.  MERGER AND INTEGRATION CHARGES

Merger and integration charges of $53.9 million ($39.6 million after tax, $.33 per Common Share), $50.0 million ($34.2 million after tax, $.29 per Common Share), and $93.8 million ($68.2 million after tax, $.59 per Common Share) were recorded in 1993, 1992, and 1991, respectively. The 1993 charges were incurred in connection with the merger with old KeyCorp, while the 1992 and 1991 amounts related to the merger with Ameritrust. The merger and integration charges directly attributable to the old KeyCorp merger included accruals for merger expenses, consisting primarily of investment banking and other professional fees directly related to the merger ($12.6 million); severance payments and other employee costs ($17.6 million); systems and facilities costs ($16.7 million); and other costs incident to the merger ($7.0 million). These charges were recorded by the parent company in the fourth quarter of 1993 at which time management determined that it was probable that a liability for such charges had been incurred and could be reasonably estimated. The merger and integration charges recorded in connection with the Ameritrust merger in 1992 and 1991 were similar in nature.

Although no assurance can be given, it is also expected that, as a result of the old KeyCorp merger, cost savings will be achieved by the combined institution at an annual rate of approximately $100 million by the end of the first quarter of 1995. These cost savings are anticipated to result from the integration of operations and from efficiencies in certain combined lines of business. Management presently expects that approximately 50% of the annual cost savings will be achieved in 1994.

NOTE 11.  EMPLOYEE BENEFIT PLANS

PENSION PLANS
Society and its subsidiaries have noncontributory pension plans covering substantially all employees. Benefits paid from these plans are based on age, years of service and compensation prior to retirement or termination and are determined in accordance with defined formulas. The Corporation's policy is to fund pension expense in accordance with ERISA standards.

Net pension income included the following components:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                         (in thousands)                            1993       1992       1991
- ----------------------------------------------------------------  -------    -------    -------
Service cost....................................................  $ 8,654    $ 9,961    $12,671
Interest cost...................................................   18,178     16,516     17,307
Actual return on plan assets....................................  (29,857)   (34,427)   (66,949)
Net amortization and deferral...................................   (6,706)    (1,772)    34,322
                                                                  -------    -------    -------
     Net pension income.........................................  $(9,731)   $(9,722)   $(2,649)
                                                                  -------    -------    -------
                                                                  -------    -------    -------

The following table sets forth the funded status of these plans and the amounts recognized in Society's consolidated balance sheets:

                                                                              DECEMBER 31,
                                                                          --------------------
                             (in thousands)                                 1993        1992
- ------------------------------------------------------------------------  --------    --------
Accumulated benefit obligations, including vested benefits of $234,050
  and $187,670..........................................................  $244,498    $193,955
                                                                          --------    --------
                                                                          --------    --------
Fair value of plan assets, primarily listed stocks and fixed income
  securities............................................................  $360,995    $348,433
Projected benefit obligations...........................................   268,421     210,789
                                                                          --------    --------
     Excess of fair value of plan assets over projected benefit
      obligations.......................................................    92,574     137,644
Unrecognized net loss (gain)............................................    42,392     (10,704)
Unrecognized prior service benefit......................................   (14,352)    (17,701)
Unrecognized net asset at January 1, 1986, being recognized over 15
  years.................................................................   (26,824)    (32,314)
                                                                          --------    --------
     Prepaid pension cost...............................................  $ 93,790    $ 76,925
                                                                          --------    --------
                                                                          --------    --------

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.50% and 4.00%, respectively, at December 31, 1993, and 8.50% and 4.50%, respectively, at December 31, 1992. The weighted average expected long-term rate of return on pension assets used in determining net pension income was 9.50% for 1993, 9.00% for 1992 and 9.16% for 1991.

In 1993, the Corporation recognized curtailment and settlement gains of $2.9 million resulting from the divestiture of ATC. Such amount was included in the net gain from that divestiture. In 1992, the Corporation recognized curtailment gains of $7.2 million resulting from merger-related staff reductions. A portion of the retirement obligations associated with these reductions were settled by lump-sum cash distributions which resulted in settlement gains of $1.4 million and $3.0 million in 1993 and 1992, respectively. Both the curtailment and settlement gains related to the merger-related staff reductions are included in other noninterest income.

OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation provides postretirement health care and life insurance benefits to employees who retire at age 55 or later and have at least 10 years of service. Additionally, such benefits are provided to participants in the Corporation's long term disability plan. The postretirement health care plan is unfunded and contributory, with retirees' contributions adjusted annually to reflect certain cost-sharing provisions and benefit limitations. The postretirement life insurance plan is noncontributory. Life insurance benefits for participants who retired before 1993 are generally provided for through outside insurance carriers. Life insurance benefits for employees retiring in 1993 or later years are to be paid from the Corporation's pension plan and are, accordingly, included in the determination of the pension benefit obligation.

Effective January 1, 1993, the Corporation adopted the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This statement requires that employers recognize the cost of providing postretirement benefits over the employees' active service period to the date they attain full eligibility for such benefits. Postretirement benefits costs for 1992 and 1991, which were recorded on a cash basis, have not been restated. Net postretirement benefits expense was $11.9 million in 1993, including $4.7 million due to adoption of the new standard, $5.2 million in 1992 and $4.8 million in 1991.

Net postretirement benefits expense included the following components:

                                                                         YEAR ENDED
                             (in thousands)                           DECEMBER 31, 1993
    ----------------------------------------------------------------  -----------------
    Service cost....................................................      $   1,627
    Interest cost...................................................          6,415
    Amortization of transition obligation over 20 years.............          3,848
                                                                      -----------------
         Net postretirement benefits expense........................      $  11,890
                                                                      -----------------
                                                                      -----------------

The following table sets forth the unfunded status of the postretirement benefit plans reconciled with the amount recognized in Society's consolidated balance sheet:

                             (in thousands)                           DECEMBER 31, 1993
    ----------------------------------------------------------------  -----------------
    Accumulated unfunded postretirement benefits obligation:
      Retirees......................................................      $ (63,953)
      Fully eligible active plan participants.......................         (6,998)
      Other active plan participants................................        (14,722)
                                                                      -----------------
                                                                            (85,673)
    Unrecognized transition obligation..............................         72,699
    Unrecognized net loss...........................................          6,166
                                                                      -----------------
         Accrued postretirement benefits cost.......................      $  (6,808)
                                                                      -----------------
                                                                      -----------------

The assumed 1994 health care cost trend rate for Medicare-eligible retirees was 11.0%, while that for non-Medicare-eligible retirees was 13.0%. Both rates are assumed to gradually decrease to 5.5% by the year 2009 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point in each future year would have an immaterial impact on postretirement benefits cost due to cost-sharing provisions and benefit limitations. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1993.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLAN
Substantially all of the Corporation's employees are covered under a stock purchase and savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Under provisions of this plan, the Corporation matches 100% of the employee's pre-tax contribution, up to a maximum of 6% of eligible compensation, with an equivalent amount of Society's Common Shares. Under an annual discretionary profit sharing component, employees can receive additional matching employer contributions from the Corporation based on a formula established each year by Society's Board of Directors. Total expense associated with this plan was $24.0 million, $18.1 million and $19.7 million in 1993, 1992, and 1991, respectively.

POSTEMPLOYMENT BENEFITS
The Corporation adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," during 1993. This standard requires that employers who provide benefits to former or inactive employees after employment but before retirement recognize a liability for such benefits if specified conditions are met. Adoption of this standard increased noninterest expense by $4.0 million. Postemployment benefits for 1992 and 1991, which were recorded on a cash basis, were not restated.

NOTE 12.  INCOME TAXES

During the first quarter of 1992, the Corporation adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The adoption of this new standard did not have a material impact on Society's consolidated financial condition or results of operations.

At December 31, 1993, the net deferred tax liability totaled $146.0 million compared to $80.2 million at December 31, 1992. The gross deferred tax liability was $386.0 million at December 31, 1993, and $321.8 million at the prior year-end. In both periods, deferred taxes relating to lease financing activities comprised approximately 75% of the balance. Gross deferred tax assets were $240.0 million and $241.6 million at December 31, 1993 and 1992, respectively, and amounts related to loan loss provisions comprised approximately 70% of the balance in both periods.

The current and deferred components of the provision for income taxes were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
               (in thousands)                      1993         1992        1991
- ---------------------------------------------    --------     --------     -------
Current payable:
     Federal.................................    $126,601     $ 67,632     $18,802
     State/Local.............................       4,061        1,490       1,407
                                                 --------     --------     -------
                                                  130,662       69,122      20,209
Deferred:
     Federal.................................      55,707       67,577      12,834
     State/Local.............................       1,104          695         163
                                                 --------     --------     -------
                                                   56,811       68,272      12,997
                                                 --------     --------     -------
     Provision for income taxes..............    $187,473     $137,394     $33,206
                                                 --------     --------     -------
                                                 --------     --------     -------

Income taxes on securities transactions are provided for at the statutory income tax rate and included in the current portion of the provision.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the Federal statutory tax rate of 35% in 1993, and 34% in 1992 and 1991 to income before income taxes.

                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
               (in thousands)                      1993         1992        1991
- ---------------------------------------------    --------     --------     -------
Tax provision at statutory rate..............    $187,121     $149,125     $37,293
Adjustment due to:
     Tax-exempt interest income..............     (13,852)     (18,335)    (24,124)
     Leveraged leases and investment tax
       credits...............................      (2,014)      (2,432)     (2,244)
     State and local income taxes (net of
       Federal tax benefit)..................       3,357        1,442       1,036
     Amortization of goodwill and other
       intangible assets.....................       6,236        7,439       7,041
     Nondeductible merger expenses...........       4,548          814       6,095
     Other, net..............................       2,077         (659)      8,109
                                                 --------     --------     -------
Provision for income taxes...................    $187,473     $137,394     $33,206
                                                 --------     --------     -------
                                                 --------     --------     -------

At December 31, 1993, approximately $15.4 million of alternative minimum tax credit carryovers existed for Federal income tax purposes only. These carryovers have no fixed expiration date.

NOTE 13.  COMMITMENTS, CONTINGENT LIABILITIES, AND OTHER DISCLOSURES

LEGAL PROCEEDINGS
In the ordinary course of business, Society and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and the Corporation's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on Society's consolidated financial condition.

RESTRICTIONS ON CASH, DUE FROM BANKS, SUBSIDIARY DIVIDENDS AND LENDING
ACTIVITIES
Under the provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with the Federal Reserve Bank. Average reserve balances aggregating $479.5 million in 1993 were maintained in fulfillment of these requirements.

The principal source of income for the parent company is dividends from its subsidiary banks. Such dividends are subject to certain restrictions as set forth in the national and state banking laws and regulations. At December 31, 1993, undistributed earnings of $76.0 million were free of such restrictions and available for the payment of dividends to the parent company. Loans and advances from banking subsidiaries to the parent company are also limited by law and are required to be collateralized.

NOTE 14.  FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES
The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on-and off-balance sheet financial instruments where it is practicable to estimate that value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Corporation's intent to enter into such exchanges.

Financial instruments, as defined in SFAS No. 107, include the categories presented on page 58 and exclude related intangible assets such as customer relationships, mortgage servicing rights and core deposit intangibles. These intangible assets, if considered an integral part of the related financial instruments, would increase their fair values.

In cases where quoted market prices were not available, fair values were based on estimates using present value or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Corporation.

                                              DECEMBER 31, 1993               DECEMBER 31, 1992
                                         ---------------------------     ---------------------------
                                          CARRYING        ESTIMATED       CARRYING        ESTIMATED
           (in thousands)                  AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
- -------------------------------------    -----------     -----------     -----------     -----------
ASSETS
  Cash and due from banks............    $ 1,375,645     $ 1,375,645     $ 1,345,085     $ 1,345,085
  Short-term investments.............         67,931          67,931         778,875         778,875
  Mortgage loans held for sale.......        321,703         321,703         170,300         170,300
  Securities available for sale......        738,078         781,664       1,122,224       1,149,577
  Investment securities..............      5,653,227       5,735,240       4,484,381       4,568,734
  Loans..............................     17,897,647      18,041,907      16,031,488      16,127,970
LIABILITIES
  Deposits...........................    $19,880,704     $19,968,500     $18,658,000     $18,746,149
  Federal funds purchased and
     securities sold under agreements
     to repurchase...................      2,353,740       2,353,740       2,834,105       2,834,105
  Other short-term borrowings........      1,175,752       1,175,752         276,357         276,357
  Long-term debt.....................        952,657       1,036,881         886,052         937,169

The following methods and assumptions were used in estimating the fair values of financial instruments presented in the preceding table and in the following paragraphs. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair value. The carrying amounts reported for cash and due from banks, and short-term investments are their fair values. The carrying value of mortgage loans held for sale approximates fair value. Securities available for sale and investment securities were valued based on quoted market prices. Where quoted market prices were unavailable, fair values were based on quoted market prices of similar instruments. A discounted cash flow model was used to estimate the fair values for fixed-rate commercial, installment, construction and commercial real estate loans. Carrying amounts for variable rate loans, including loans with no stated maturity (e.g., credit card loans and home equity lines of credit), were used as a reasonable approximation of their fair values. Residential real estate loans and student loans held for sale were valued based on quoted market prices of similar loans offered or sold in recent sale or securitization transactions. Lease financing receivables, although excluded from the scope of SFAS No. 107, were included in the estimated fair value for loans at their carrying amount. The fair values of certificates of deposit and of long-term debt were estimated based on discounted cash flows. Carrying amounts reported for other deposits and short-term borrowings were used as a reasonable approximation of their fair values. Interest rate swaps were valued based on discounted cash flow models and had a fair value of $67.8 million and $78.6 million at December 31, 1993 and 1992, respectively.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet financing needs of their customers and to effectively manage their exposure to interest rate risk. The financial instruments used include commitments to extend credit, standby letters of credit, interest rate swap agreements, forward contracts, futures and options on financial futures, and interest rate cap and floor agreements.

These instruments involve, to varying degrees, credit and interest rate risks in excess of amounts recognized in Society's consolidated balance sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Interest rate risk is the possibility that, due to changes in economic conditions, the Corporation's net interest income will be adversely affected.

The Corporation mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. The Corporation manages its exposure to interest rate risk, in part, by using off-balance sheet instruments to offset existing interest rate risk of its assets and liabilities, and by setting variable rates of interest on contingent extensions of credit.

The following is a summary of the contractual or notional amount of each significant class of off-balance sheet financial instruments outstanding. The Corporation's maximum possible accounting loss from commitments to extend credit and from standby letters of credit equals the contractual amount of these instruments. The notional amount represents the total dollar volume of transactions and is significantly greater than the amount at risk.

                                                                           DECEMBER 31,
                                                                    ---------------------------
                         (in thousands)                                1993            1992
- ----------------------------------------------------------------    -----------     -----------
FINANCIAL INSTRUMENTS WHOSE CONTRACTUAL AMOUNTS REPRESENT CREDIT
  AND/OR MARKET RISK
Loan commitments:
  Credit card lines.............................................    $ 3,095,458     $ 2,790,308
  Home equity...................................................      1,628,273       1,115,172
  Commercial real estate and construction.......................        654,225         331,673
  Other.........................................................      5,127,700       4,694,235
                                                                    -----------     -----------
     Total loan commitments.....................................     10,505,656       8,931,388
Other commitments:
  Standby letters of credit.....................................        899,539         696,633
  Commercial letters of credit..................................        236,832          16,039
                                                                    -----------     -----------
     Total loan and other commitments...........................    $11,642,027     $ 9,644,060
                                                                    -----------     -----------
                                                                    -----------     -----------
FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACTUAL AMOUNTS
  EXCEED THE AMOUNT OF CREDIT AND/OR MARKET RISK
Mortgage loan sale commitments..................................    $   166,112     $   104,600
Mortgage loan options...........................................         23,000          13,000
Futures and options on financial futures........................        688,541         428,742
Interest rate swap agreements...................................      6,454,000       5,457,363
Interest rate cap and floor agreements..........................        102,026         177,630

The banks' commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Corporation. Society evaluates each customer's creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Society's mortgage banking subsidiary enters into forward sale agreements and option contracts to hedge against adverse movements in interest rates on mortgage loans held for sale. Forward sale agreements commit the subsidiary to deliver mortgage loans in future periods; option contracts allow the subsidiary to purchase mortgage loans at a specified price, in future periods.

The banks enter into interest rate swap agreements primarily to manage interest rate risk and to accommodate the business needs of customers. Under a typical swap agreement, one party pays a fixed rate of interest based on a notional amount to a second party, which pays to the first party a variable rate of interest based on the same notional amount. The swaps have an average maturity of 2.4 years, with selected swaps having fixed maturity dates through 2003. The following is a summary of the notional amounts of outstanding interest rate swap agreements:

                                                                  DECEMBER 31, 1993
                                                 ---------------------------------------------------
                                                 RECEIVE      PAY                FORWARD-
                (in millions)                     FIXED      FIXED     BASIS     STARTING     TOTAL
- ---------------------------------------------    -------     -----     -----     --------     ------
"Portfolio"..................................    $4,490      $100      $150        $500       $5,240
Customer.....................................       623       561                    30        1,214
                                                 -------     -----     -----     --------     ------
     Total interest rate swaps...............    $5,113      $661      $150        $530       $6,454
                                                 -------     -----     -----     --------     ------
                                                 -------     -----     -----     --------     ------

The banks enter into interest rate cap and floor agreements in the management of their interest rate risk and to accommodate the business needs of customers. These financial instruments transfer interest rate risk at predetermined levels. The banks receive a fee as compensation for writing interest rate caps and floors. The risk from writing interest rate caps and floors is minimized by the banks through offsetting transactions.

Financial futures contracts and options on financial futures provide for the delayed delivery or purchase of securities, interest rate instruments or foreign currency. The banks enter into forward contracts to manage their interest rate risk and in connection with customer transactions, as well as to minimize the interest rate risk exposure of mortgage banking activities.

NOTE 15.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Condensed financial information for Society Corporation (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS
Society Corporation (Parent Company)
                                                                       DECEMBER 31,
                                                                 -------------------------
                       (in thousands)                               1993           1992
- -------------------------------------------------------------    ----------     ----------
ASSETS
  Cash and due from bank subsidiaries........................    $       56     $       46
  Interest-bearing deposits with bank subsidiaries...........       481,000        344,000
  Securities purchased from bank subsidiaries under resale
     agreements..............................................         5,466            603
  Other securities...........................................         1,502         13,786
  Loans and advances to nonbank subsidiaries.................        56,766         79,833
  Investments in subsidiaries:
     Bank subsidiaries.......................................     1,790,878      1,882,694
     Bank holding company subsidiaries.......................        80,824         50,986
     Nonbank subsidiaries....................................       179,880        136,906
  Other assets...............................................       127,515         87,167
                                                                 ----------     ----------
     TOTAL ASSETS............................................    $2,723,887     $2,596,021
                                                                 ----------     ----------
                                                                 ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accrued interest and other liabilities.....................    $  180,006     $   89,762
  Long-term debt.............................................       505,295        638,156
                                                                 ----------     ----------
     Total liabilities.......................................       685,301        727,918
  Shareholders' equity (1)...................................     2,038,586      1,868,103
                                                                 ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $2,723,887     $2,596,021
                                                                 ----------     ----------
                                                                 ----------     ----------

(1) See Consolidated Statements of Shareholders' Equity on page 41.

CONDENSED STATEMENTS OF INCOME
Society Corporation (Parent Company)
                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                       in thousands                              1993         1992         1991
- -----------------------------------------------------------    --------     --------     --------
INCOME
  Dividends from:
     Bank subsidiaries.....................................    $501,130     $ 63,653     $269,957
     Bank holding company subsidiaries.....................       8,479        2,695       57,244
     Nonbank subsidiaries..................................       1,978        2,414       10,354
  Interest on interest-bearing deposits with bank
     subsidiaries..........................................      10,413        7,832        3,420
  Interest on securities purchased from bank subsidiaries
     under resale agreements...............................         113        1,089        6,399
  Interest on loans and advances to nonbank subsidiaries...       2,093        5,304        4,521
  Gain on sale of subsidiary...............................      29,410
  Other income.............................................       1,608        8,792          852
                                                               --------     --------     --------
     Total income..........................................     555,224       91,779      352,747
                                                               --------     --------     --------
EXPENSE
  Interest expense.........................................      44,531       35,151       33,903
  Merger and integration charges...........................      53,906       34,680       18,139
  Other noninterest expense................................     107,562       49,296       44,556
                                                               --------     --------     --------
     Total expense.........................................     205,999      119,127       96,598
                                                               --------     --------     --------
  Income (loss) before income taxes and equity in
     undistributed net (loss) income of subsidiaries.......     349,225      (27,348)     256,149
Credit for income taxes....................................     (45,980)     (32,686)     (22,455)
                                                               --------     --------     --------
     Income before equity in undistributed net (loss)
       income of subsidiaries..............................     395,205        5,338      278,604
Equity in undistributed net (loss) income of
  subsidiaries.............................................     (48,046)     295,872     (202,126)
                                                               --------     --------     --------
     NET INCOME............................................    $347,159     $301,210     $ 76,478
                                                               --------     --------     --------
                                                               --------     --------     --------

CONDENSED STATEMENTS OF CASH FLOWS
Society Corporation (Parent Company)

                                                               YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                    (in thousands)                          1993         1992         1991
- ------------------------------------------------------    --------     --------     --------
OPERATING ACTIVITIES
  Net income..........................................    $347,159     $301,210     $ 76,478
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income tax credit.......................     (21,711)      (1,215)      (1,774)
     Gain on sale of subsidiary.......................     (29,410)
     Net (increase) decrease in other assets..........     (20,024)     (30,337)         238
     Net increase (decrease) in other liabilities.....      56,829       (2,023)       6,591
     Net increase in accrued merger and integration
       charges........................................      37,176       18,930       12,114
     Amortization of intangibles......................       1,546        1,851        1,691
     Equity in undistributed net loss (income) of
       subsidiaries...................................      48,046     (295,872)     202,126
     Other operating activities, net..................       3,377        9,076        2,282
                                                          --------     --------     --------
Net cash provided by operating activities.............     422,988        1,620      299,746
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities...         419                     2,236
  Purchases of investment securities..................        (471)      (7,334)      (1,374)
  Net (increase) decrease in security resale
     agreements (1)...................................      (4,863)     237,974     (180,029)
  Net (increase) decrease in interest-bearing deposits
     (1)..............................................    (137,000)    (273,071)       3,251
  Net decrease (increase) in loans (1)................      13,782       10,307      (22,531)
  Proceeds from sale of subsidiary....................     148,054
  Purchase of subsidiary..............................    (137,431)
  Increase in investments in subsidiaries.............      (6,460)     (24,893)      (2,786)
  Other investing activities, net.....................        (816)      (2,442)         (88)
                                                          --------     --------     --------
Net cash used in investing activities.................    (124,786)     (59,459)    (201,321)
FINANCING ACTIVITIES
  Net decrease in commercial paper....................                  (33,878)     (19,678)
  Proceeds from issuance of long-term debt............     110,600      197,655
  Payments on long-term debt..........................    (229,132)     (11,660)      (9,030)
  Purchase of treasury stock..........................                                (8,340)
  Redemption of preferred stock.......................     (61,800)
  Net adjustment related to pooling of interests......                     (515)
  Proceeds from exercise of stock options.............      12,047       20,104       27,003
  Cash dividends......................................    (132,587)    (113,871)     (90,714)
  Other financing activities, net.....................       2,680
                                                          --------     --------     --------
Net cash (used in) provided by financing activities...    (298,192)      57,835     (100,759)
                                                          --------     --------     --------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS........          10           (4)      (2,334)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR..........          46           50        2,384
                                                          --------     --------     --------
CASH AND DUE FROM BANKS AT END OF YEAR................    $     56     $     46     $     50
                                                          --------     --------     --------
                                                          --------     --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash interest payments..............................    $ 45,713     $ 35,285     $ 34,357
  Cash income tax payments............................     121,783       95,156       13,874

(1) Transactions are primarily with subsidiaries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders to be held May 19, 1994, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 20, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the section captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES" and "COMPENSATION OF EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders to be held on May 19, 1994, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION AND EXECUTIVE EQUITY COMPENSATION COMMITTEE JOINT REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders to be held May 19, 1994, is not incorporated by reference in this report on Form 10-K. KeyCorp expects to file its proxy statement on or about April 20, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP" contained in KeyCorp's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders to be held May 19, 1994, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 20, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders to be held May 19, 1994, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 20, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of Society Corporation and Subsidiaries, and the auditor's report thereon are included in Part II of this report:,

                                                                           PAGE
                                                                         --------
Consolidated Financial Statements:
  Report of Ernst & Young, Independent Auditors......................       38
  Consolidated Balance Sheets at December 31, 1993 and 1992..........       39
  Consolidated Statements of Income for the Years Ended December 31,
     1993, 1992 and 1991.............................................       40
  Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1993, 1992 and 1991................................       41
  Consolidated Statements of Cash Flows for the Years Ended December
     31, 1993, 1992 and 1991.........................................       42
  Notes to Consolidated Financial Statements.........................       43

(A)(1)(A) SUPPLEMENTAL FINANCIAL STATEMENTS

On March 1, 1994, KeyCorp ("old KeyCorp") merged into and with Society Corporation, which was the surviving corporation of the merger under the name KeyCorp. Because the merger occurred subsequent to December 31, 1993, the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K do not give effect to the restatement to include old KeyCorp's financial results. The following Supplemental Financial Statements restate the Corporation's 1993 and prior years' financial statements, giving effect to the merger with old KeyCorp.

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
KeyCorp

We have audited the accompanying supplemental consolidated balance sheets of KeyCorp and subsidiaries as of December 31, 1993 and 1992, and the related supplemental consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. The supplemental financial statements give retroactive effect to the merger of KeyCorp and Society Corporation on March 1, 1994, which has been accounted for as a pooling of interests as described in the notes to the supplemental financial statements. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the supplemental financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeyCorp and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, after giving retroactive effect to the merger of KeyCorp and Society Corporation as described in the notes to the supplemental financial statements in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG
Cleveland, Ohio
March 1, 1994

SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
KEYCORP AND SUBSIDIARIES

                                                                           DECEMBER 31,
                                                                    ---------------------------
                     (dollars in thousands)                            1993            1992
- ----------------------------------------------------------------    -----------     -----------
ASSETS
  Cash and due from banks.......................................    $ 2,777,438     $ 3,079,737
  Short-term investments........................................        107,219         985,502
  Mortgage loans held for sale..................................      1,325,338         938,541
  Securities available for sale (market value: $1,794,845 and
     $2,518,320)................................................      1,726,828       2,458,641
  Investment securities (market value: $11,340,206 and
     $9,193,081)................................................     11,122,093       8,976,300
  Loans.........................................................     40,071,244      36,021,825
     Less: Allowance for loan losses............................        802,712         782,649
                                                                    -----------     -----------
       Net loans................................................     39,268,532      35,239,176
  Premises and equipment........................................        912,870         843,314
  Other real estate owned.......................................        150,362         332,351
  Intangible assets.............................................        549,348         601,620
  Purchased mortgage servicing rights...........................        188,592         165,433
  Other assets..................................................      1,502,531       1,447,761
                                                                    -----------     -----------
       TOTAL ASSETS.............................................    $59,631,151     $55,068,376
                                                                    -----------     -----------
                                                                    -----------     -----------
LIABILITIES
  Deposits in domestic offices:
     Noninterest-bearing........................................    $ 8,826,300     $ 8,291,436
     Interest-bearing...........................................     35,658,315      34,026,450
  Deposits in foreign office -- interest-bearing................      2,014,533       1,115,179
                                                                    -----------     -----------
       Total deposits...........................................     46,499,148      43,433,065
  Federal funds purchased and securities sold under agreements
     to repurchase..............................................      4,120,258       4,207,520
  Other short-term borrowings...................................      1,776,192         874,887
  Other liabilities.............................................      1,078,116         835,538
  Long-term debt................................................      1,763,870       1,790,078
                                                                    -----------     -----------
       TOTAL LIABILITIES........................................     55,237,584      51,141,088
SHAREHOLDERS' EQUITY
  Preferred Stock, without par value; authorized 25,000,000
     shares, none issued........................................             --              --
  Cumulative Preferred Stock; authorized 10,000,000 shares:
     Series A, $50 stated value; issued 479,394 shares..........             --          23,970
     Series B, $125 stated value; issued 1,280,000 shares.......        160,000         160,000
  Fixed/Adjustable Rate Cumulative Preferred Stock, $50 stated
     value; authorized and issued 1,200,000 shares..............             --          60,000
  Common Shares, $1 par value; authorized 400,000,000 shares;
     issued 242,827,755 and 237,364,213 shares..................        242,828         237,364
  Capital surplus...............................................      1,433,861       1,336,556
  Retained earnings.............................................      2,641,450       2,206,051
  Loans to ESOP trustee.........................................        (63,909)        (65,478)
  Treasury stock at cost(1,280,604 and 1,932,032 shares)........        (20,663)        (31,175)
                                                                    -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY...............................      4,393,567       3,927,288
                                                                    -----------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............    $59,631,151     $55,068,376
                                                                    -----------     -----------
                                                                    -----------     -----------

See notes to supplemental consolidated financial statements.


SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME
KEYCORP AND SUBSIDIARIES

                                                                     YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
   (dollars in thousands, except per share amounts)           1993             1992             1991
- ------------------------------------------------------    ------------     ------------     ------------
INTEREST INCOME
     Loans............................................    $  3,313,689     $  3,254,085     $  3,655,934
     Mortgage loans held for sale.....................          74,062           59,392           46,990
     Taxable investment securities....................         556,381          676,908          678,221
     Tax-exempt investment securities.................         107,363          119,788          126,263
     Securities available for sale....................         140,895           57,167           59,594
     Short-term investments...........................          21,484           31,451           85,349
                                                          ------------     ------------     ------------
       Total interest income..........................       4,213,874        4,198,791        4,652,351
                                                          ------------     ------------     ------------
INTEREST EXPENSE
     Deposits.........................................       1,233,331        1,468,974        2,135,651
     Federal funds purchased and securities sold under
       repurchase agreements..........................         130,213          142,894          213,722
     Other short-term borrowings......................          44,451           31,165           74,498
     Long-term debt...................................         126,902          107,085           95,519
                                                          ------------     ------------     ------------
       Total interest expense.........................       1,534,897        1,750,118        2,519,390
                                                          ------------     ------------     ------------
NET INTEREST INCOME...................................       2,678,977        2,448,673        2,132,961
Provision for loan losses.............................         211,662          338,337          466,163
                                                          ------------     ------------     ------------
       Net interest income after provision for loan
          losses......................................       2,467,315        2,110,336        1,666,798
NONINTEREST INCOME
     Trust income.....................................         244,646          250,788          235,757
     Service charges on deposit accounts..............         252,537          236,573          217,424
     Mortgage banking income..........................          93,626           88,700           74,323
     Credit card fees.................................          73,466           80,947           71,403
     Gains on certain asset sales.....................          29,410           22,906           23,975
     Net securities gains.............................          28,319           14,627           18,939
     Other income.....................................         279,702          230,652          207,440
                                                          ------------     ------------     ------------
       Total noninterest income.......................       1,001,706          925,193          849,261
                                                          ------------     ------------     ------------
NONINTEREST EXPENSE
     Personnel........................................       1,100,724        1,013,644          925,328
     Net occupancy....................................         204,205          189,709          184,761
     Equipment........................................         161,281          151,615          134,074
     FDIC insurance assessments.......................          98,707           96,179           84,661
     Professional fees................................          53,274           75,983           55,532
     Merger and integration charges...................         118,718           92,716           93,828
     Other expense....................................         648,214          550,566          587,495
                                                          ------------     ------------     ------------
       Total noninterest expense......................       2,385,123        2,170,412        2,065,679
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...................................       1,083,898          865,117          450,380
     Income taxes.....................................         373,972          279,632          136,684
                                                          ------------     ------------     ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..............................................         709,926          585,485          313,696
     Cumulative effect of accounting change...........              --            6,613               --
                                                          ------------     ------------     ------------
NET INCOME............................................    $    709,926     $    592,098     $    313,696
                                                          ------------     ------------     ------------
                                                          ------------     ------------     ------------
Net income applicable to Common Shares................    $    691,829     $    568,069     $    297,473
Net income per Common Share:
     Before cumulative effect of accounting change....    $       2.89     $       2.39     $       1.31
     After cumulative effect of accounting change.....            2.89             2.42             1.31
Weighted average Common Shares outstanding............     239,775,188      235,004,821      227,116,237

See notes to supplemental consolidated financial statements.


SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
KEYCORP AND SUBSIDIARIES
                                                                                                       LOANS TO     COMMON
            (dollars in thousands,                PREFERRED     COMMON      CAPITAL       RETAINED       ESOP      SHARES IN
           except per share amounts)                STOCK       SHARES      SURPLUS       EARNINGS     TRUSTEE     TREASURY
- -----------------------------------------------   ---------    --------    ----------    ----------    --------    ---------
BALANCE AT JANUARY 1, 1991.....................   $ 83,970     $163,833    $1,272,585    $1,758,110    $(67,226)   $(185,596)
  Net income...................................                                             313,696
  Cash dividends on Common Shares ($.92 per
    share).....................................                                             (60,449)
  Cash dividends declared by pooled companies
    prior to mergers:
      Common stock.............................                                            (108,837)
      Preferred stock..........................                                             (16,257)
  Issuance of Common Shares:
      Public offerings -- 11,333,523 shares....                 11,334        159,151
      Dividend reinvestment, stock option,
        grant and purchase plans -- 1,961,946
        net shares.............................                  1,421         25,351                                 16,557
  Common Shares dividend -- 2,515,692 shares...                  2,516         35,641       (38,187)
  Issuance of Series B Preferred Stock public
    offering -- 1,280,000 shares...............    160,000                     (5,344)
  Tax benefits attributable to ESOP
    dividends..................................                                                 622
  Loan payments from ESOP trustee..............                                                           1,877
  Purchase of 237,185 treasury shares..........                                                                       (8,340)
                                                  ---------    --------    ----------    ----------    --------    ---------
BALANCE AT DECEMBER 31, 1991...................    243,970     179,104      1,487,384     1,848,698     (65,349)    (177,379)
  Adjustments relating to pooling of
    interests..................................                     (2 )         (132)         (381)
  Cancellation of treasury stock of pooled
    company....................................                 (3,300 )     (124,793)                               128,093
  Net income...................................                                             592,098
  Cash dividends on Common Shares ($.98 per
    share).....................................                                            (101,547)
  Cash dividends on Fixed/Adjustable Rate
    Cumulative Preferred Stock ($3.89 per
    share).....................................                                              (4,670)
  Cash dividends declared by pooled companies
    prior to mergers:
      Common stock.............................                                            (109,667)
      Preferred stock..........................                                             (19,359)
  Issuance of Common Shares:
      Acquisitions -- 838,307 shares...........                    838          8,255
      Dividend reinvestment, stock option,
        grant and purchase plans -- 1,956,516
        net shares.............................                  1,395         25,171                                 18,111
  Tax benefits attributable to ESOP
    dividends..................................                                                 879
  Loan payments from ESOP trustee..............                                                            (129)
  Two-for-one stock split effected by means of
    a 100% stock dividend paid March 22,
    1993.......................................                 59,329        (59,329)
                                                  ---------    --------    ----------    ----------    --------    ---------
BALANCE AT DECEMBER 31, 1992...................    243,970     237,364      1,336,556     2,206,051     (65,478)     (31,175)
  Net income...................................                                             709,926
  Cash dividends on Common Shares ($1.12 per
    share).....................................                                            (131,031)
  Cash dividends on Fixed/Adjustable Rate
    Cumulative Preferred Stock ($1.297 per
    share).....................................                                              (1,556)
  Cash dividends declared by pooled company
    prior to merger:
      Common stock.............................                                            (125,992)
      Preferred stock..........................                                             (17,059)
  Issuance of Common Shares:
      Acquisitions -- 4,494,543 shares.........                  4,495         79,364
      Dividend reinvestment, stock option,
        grant and purchase plans -- 1,620,479
        net shares.............................                    969         19,741                                 10,512
  Redemption of 1,200,000 shares of
    Fixed/Adjustable Rate Cumulative Preferred
    Stock......................................    (60,000 )                   (1,800)
  Redemption of 479,394 shares of Series A
    Preferred Stock............................    (23,970 )
  Tax benefits attributable to ESOP
    dividends..................................                                               1,111
  Loan payments from ESOP trustee..............                                                           1,569
                                                  ---------    --------    ----------    ----------    --------    ---------
BALANCE AT DECEMBER 31, 1993...................   $160,000     $242,828    $1,433,861    $2,641,450    $(63,909)   $ (20,663)
                                                  ---------    --------    ----------    ----------    --------    ---------
                                                  ---------    --------    ----------    ----------    --------    ---------

See notes to supplemental consolidated financial statements.

SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
KEYCORP AND SUBSIDIARIES

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                             (in thousands)                                 1993            1992            1991
                                                                         -----------     -----------     -----------
OPERATING ACTIVITIES
  Net income............................................................ $   709,926     $   592,098     $   313,696
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses...........................................     211,662         338,337         466,163
    Depreciation expense................................................     110,852         104,330          84,394
    Amortization of intangibles.........................................      58,050          61,692          57,574
    Amortization of purchased mortgage servicing rights.................      56,566          29,607          20,410
    Gains on certain asset sales........................................     (29,410)        (22,906)        (23,975)
    Deferred income taxes...............................................      49,431          68,700          19,480
    Net securities gains................................................     (28,319)        (14,627)        (18,939)
    Net increase in mortgage loans held for sale........................    (386,797)       (156,911)       (348,238)
    Gains on sales of mortgage servicing rights.........................     (25,494)             --              --
    Losses from the sales of other real estate owned....................         748           3,082           5,135
    Other operating activities, net.....................................     123,149        (408,475)        287,982
                                                                         -----------     -----------     -----------
         Net cash provided by operating activities......................     850,364         594,927         863,682
INVESTING ACTIVITIES
  Net (increase) decrease in loans......................................  (1,807,283)        (99,078)          4,535
  Purchases of investment securities....................................  (5,441,846)     (5,266,842)     (3,822,950)
  Proceeds from sales of investment securities..........................     142,092         662,221       1,102,695
  Proceeds from prepayments and maturities of investment securities.....   3,709,134       3,425,344       2,039,757
  Net decrease in securities available for sale.........................     795,686         173,444         101,805
  Net decrease (increase) in short-term investments.....................   1,040,389         835,503        (558,454)
  Purchases of premises and equipment...................................    (172,157)       (270,787)       (134,620)
  Proceeds from sales of premises and equipment.........................      24,492          46,261          14,438
  Proceeds from sales of other real estate owned........................     189,571         162,961          86,899
  Purchases of mortgage servicing rights................................     (77,312)        (67,359)             --
  Proceeds from sales of subsidiaries...................................     153,254           4,800              --
  Net cash (used in) provided by acquisitions...........................     (37,427)         52,381         423,499
                                                                         -----------     -----------     -----------
         Net cash used in investing activities..........................  (1,481,407)       (341,151)       (742,396)
FINANCING ACTIVITIES
  Net decrease in deposits..............................................     (57,506)        (26,545)     (1,381,093)
  Net increase (decrease) in short-term borrowings......................     695,185         (32,795)      1,097,626
  Net proceeds from issuance of long-term debt..........................     556,439         700,337         298,911
  Payments on long-term debt............................................    (568,529)       (174,249)       (224,888)
  Net proceeds from issuance of common stock............................          --              --         172,946
  Net proceeds from issuance of preferred stock.........................          --              --         154,656
  Redemption of preferred stock.........................................     (85,770)             --              --
  Proceeds from issuance of common stock pursuant to employee stock
    purchase, stock option and dividend reinvestment plans..............      28,238          39,442          41,084
  Cash dividends........................................................    (262,532)       (233,480)       (182,906)
  Sales of branch offices and loans:
    Deposit liabilities assumed by purchasers...........................          --      (1,032,006)             --
    Loans sold..........................................................          --         377,578              --
    Long-term debt issued to fund branch sale...........................          --          36,154              --
    Other, net..........................................................          --          23,956              --
  Other financing activities, net.......................................      23,219          (2,984)         (8,340)
                                                                         -----------     -----------     -----------
         Net cash provided by (used in) financing activities............     328,744        (324,592)        (32,004)
                                                                         -----------     -----------     -----------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS......................    (302,299)        (70,816)         89,282
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR............................   3,079,737       3,150,553       3,061,271
                                                                         -----------     -----------     -----------
CASH AND DUE FROM BANKS AT END OF YEAR.................................. $ 2,777,438     $ 3,079,737     $ 3,150,553
                                                                         -----------     -----------     -----------
                                                                         -----------     -----------     -----------
Additional disclosures relative to cash flows:
  Interest paid......................................................... $ 1,529,058     $ 1,803,194     $ 2,573,578
  Income taxes paid.....................................................     306,489         242,346         109,540
Noncash items:
  Transfer of loans to other real estate owned..........................      88,709         193,628         218,697
  Transfer of investment securities to securities available for sale....          --       2,632,085              --
  Transfer of loans to mortgage loans held for sale.....................          --          86,155              --

See notes to supplemental consolidated financial statements.


NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

KeyCorp is a financial services holding company headquartered in Cleveland, Ohio, and is engaged primarily in the business of commercial and retail banking. It provides a wide range of banking, fiduciary, mortgage banking, insurance and other financial services to corporate, institutional and individual customers.

The accounting policies of KeyCorp and its subsidiaries (the "Corporation") conform with generally accepted accounting principles and prevailing practices within the financial services industry. The following is a summary of significant accounting and reporting policies.

KEYCORP-SOCIETY MERGER

On March 1, 1994, KeyCorp ("old KeyCorp") merged into and with Society Corporation ("Society"), which was the surviving corporation under the name KeyCorp. The merger was accounted for by the pooling of interests method. These supplemental financial statements and notes have been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2, Mergers, Acquisitions and Divestitures, on page 71 of this report.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications, including adjustments to conform accounting practices, have been made to prior year amounts to agree to the current year presentation.

BUSINESS COMBINATIONS

In business combinations accounted for as poolings of interests, the assets, liabilities and shareholders' equity of the respective companies are carried forward at their historical amounts, the companies' results of operations are combined and the prior periods' financial statements are restated to give effect to the merger.

In business combinations accounted for as purchases, the results of operations of the acquired businesses are included from the respective dates of acquisition. Net assets of the companies acquired are recorded at their cost to the Corporation at the date of acquisition and related purchase premiums and discounts are amortized over the remaining average lives of the respective assets or liabilities.

STATEMENT OF CASH FLOWS

Cash and due from banks are considered as cash and cash equivalents.

INVESTMENT SECURITIES

Securities which the Corporation has the ability and positive intent to hold to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Gains or losses from the sales of investment securities are computed using the specific identification method and included in net securities gains.

SECURITIES AVAILABLE FOR SALE AND TRADING ACCOUNT ASSETS

Securities available for sale are carried at the lower of aggregate cost or market value. Gains or losses from the sale of securities available for sale are computed using the specific identification method and are included in net securities gains. Market value adjustments for trading account assets (included in short-term investments) and changes in net unrealized losses on securities available for sale are included in noninterest income.

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of aggregate cost, market value, or contracted sales value when fixed price commitments to sell exist.

LOANS
Loans are carried at the principal amount outstanding, net of unearned income, including deferred loan fees. Certain nonrefundable loan origination and commitment fees and the direct costs associated with originating or acquiring the loans are deferred. The net deferred amount is amortized as an adjustment to the related loan yield over the contractual lives of the related loans. Student loans held for sale are carried at the lower of aggregate cost or market value.

Interest income on loans is primarily accrued based on principal amounts outstanding. The accrual of interest is discontinued when circumstances indicate that collection is questionable, or generally when payment is over 90 days past due. In such cases, interest accrued but not collected is charged against the allowance for loan losses. There after, payments received are first applied to the principal. Depending on management's assessment of the ultimate collectibility of the loan, interest income may be recognized on a cash basis. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb potential losses in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and composition of the loan portfolios and their related risk characteristics, and the continual review by management of the quality of the loan portfolio.

INTEREST RATE SWAPS, FINANCIAL FUTURES AND OPTIONS
The Corporation uses interest rate swaps, financial futures and options to manage the interest rate exposure of certain interest-sensitive assets and liabilities as part of the Corporation's overall strategy to manage interest rate risk. The net interest received or paid on interest rate swaps is recognized over the lives of the respective contracts as an adjustment to interest income or expense. Gains and losses resulting from the termination of interest rate swaps are deferred and amortized over the remaining lives of the related financial instruments. Gains and losses on futures and option contracts are recognized when the related hedged financial instruments are sold.

PREMISES AND EQUIPMENT
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation of premises and equipment is determined using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the terms of the leases.

OTHER REAL ESTATE OWNED
Other real estate owned includes real estate acquired through foreclosure or a similar conveyance of title and real estate considered to be in-substance foreclosed when specific criteria are met. Other real estate owned is carried at the lower of its recorded amount or fair value less estimated cost of disposal. Writedowns of the assets at, or prior to, the dates of acquisition are charged to the allowance for loan losses. Subsequent writedowns, income and expenses incurred in connection with holding such assets, and gains and losses resulting from the sales of such assets, are included in other noninterest expense.

INTANGIBLE ASSETS
Goodwill, representing the excess of the cost of acquisitions over the fair value of net assets acquired, is amortized using the straight-line method over the estimated period to be benefited, generally not exceeding 25 years. Core deposit intangibles represent the net present value of the future economic benefits related to the use of deposits purchased. They are being amortized using an accelerated method over periods ranging from 7 to 15 years. Other intangibles are generally being amortized using the straight-line method over periods ranging from 4 to 15 years.

PURCHASED MORTGAGE SERVICING RIGHTS
Purchased mortgage servicing rights represent the cost of the right to receive future servicing income. Purchased mortgage servicing rights are amortized, as a reduction to service fee income, over the estimated life of the related loans in proportion to the recognition of estimated net servicing income. An evaluation of the carrying amount of the purchased mortgage servicing rights is performed on a disaggregated basis by discounting the expected future cash flows, taking into consideration the estimated level of prepayments based upon current industry expectations.

INCOME TAXES
Old KeyCorp and Society each filed consolidated Federal income tax returns for the periods presented. Effective January 1, 1992, the Corporation prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which supersedes SFAS No. 96. The cumulative effect of adopting SFAS No. 109 was not material.

EARNINGS PER SHARE
Earnings per Common Share is computed by dividing net income, less preferred stock dividends, by the weighted average number of Common Shares outstanding. These amounts have been adjusted to reflect stock splits.

NOTE 2.  MERGERS, ACQUISITIONS AND DIVESTITURES

KEYCORP-SOCIETY MERGER
On March 1, 1994, KeyCorp ("old KeyCorp"), a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets as of December 31, 1993, merged into and with Society Corporation ("Society"), a financial services holding company headquartered in Cleveland, Ohio, with approximately $27 billion in assets at year-end 1993, which was the surviving corporation and assumed the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp common stock (based on an exchange ratio of 1.205 shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, financial results for prior periods presented have been restated to include the combined financial results of both companies.

The following table presents net interest income, net income and net income per Common Share reported by each of the companies and on a combined basis.

                                             YEAR ENDED DECEMBER 31,
          (in thousands              ----------------------------------------
    except per share amounts)           1993           1992           1991
- ---------------------------------    ----------     ----------     ----------
NET INTEREST INCOME:
  Old Keycorp....................    $1,479,987     $1,318,286     $1,085,801
  Society........................     1,198,990      1,130,387      1,047,160
                                     ----------     ----------     ----------
     Combined....................    $2,678,977     $2,448,673     $2,132,961
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------
NET INCOME:
  Old KeyCorp....................    $  362,767     $  290,888     $  237,218
  Society........................       347,159        301,210         76,478
                                     ----------     ----------     ----------
     Combined....................    $  709,926     $  592,098     $  313,696
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------
NET INCOME PER COMMON SHARE:
  Old KeyCorp....................    $     3.43     $     2.80     $     2.45
  Society........................          2.93           2.51            .61
  Combined.......................          2.89           2.42           1.31

JACKSON COUNTY FEDERAL BANK
On December 31, 1993, Jackson County Federal Bank of Medford, Oregon ("JCF") merged into Key Bank of Oregon, an indirect wholly-owned subsidiary of KeyCorp. A total of 1,430,813 KeyCorp Common Shares were issued to the holders of JCF common and preferred stock. The transaction qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of JCF because the transaction was not material to KeyCorp. JCF had total assets of approximately $338 million at the date of merger.

SCHAENEN WOOD & ASSOCIATES, INC.
On October 5, 1993, Society Asset Management Inc., an indirect wholly-owned subsidiary of KeyCorp, completed the acquisition of Schaenen Wood & Associates, Inc. ("SWA"), a New York City-based investment management firm which manages approximately $1.3 billion in assets. The transaction was accounted for as a purchase.

AMERITRUST TEXAS CORPORATION
On September 15, 1993, KeyCorp completed the sale of Ameritrust Texas Corporation ("ATC"), a wholly-owned subsidiary of KeyCorp, to Texas Commerce Bank, National Association, an affiliate of Chemical Banking Corporation. ATC was based in Dallas, Texas, and provided a range of investment management and fiduciary services to institutions, businesses and individuals through 11 offices operating in Texas. For the year-to-date period through the closing date, ATC had net income of $3.2 million. A $29.4 million gain was realized on the sale ($12.2 million after tax, $.10 per Common Share) and included in noninterest income.

NORTHWESTERN NATIONAL BANK
On July 22, 1993, Northwestern National Bank of Port Angeles, Washington ("NNB") merged into Key Bank of Washington, an indirect wholly-owned subsidiary of KeyCorp. A total of 361,607 KeyCorp Common Shares were issued to the holders of NNB common stock. The transaction was accounted for as a purchase. NNB had total assets of approximately $49 million at the date of acquisition.

EMERALD CITY BANK
On July 2, 1993, Key Bank of Washington, an indirect wholly-owned subsidiary of KeyCorp, assumed $7 million of deposits of the failed Emerald City Bank of Seattle, Washington in an FDIC-assisted transaction.

HOME FEDERAL SAVINGS BANK
On June 30, 1993, Home Federal Savings Bank of Fort Collins, Colorado ("Home Federal") merged into Key Bank of Colorado, a wholly-owned subsidiary of KeyCorp formed for the purposes of consummating the merger. A total of 590,485 KeyCorp Common Shares were issued to the holders of Home Federal common stock. The transaction qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of Home Federal because the transaction was not material to KeyCorp. Home Federal had total assets of approximately $230 million at the date of merger.

FIRST AMERICAN BANK OF NEW YORK
On March 25, 1993, Key Bank of New York, an indirect wholly-owned subsidiary of KeyCorp, acquired all of the deposits and the majority of the assets of First American Bank of New York ("First American"). Key Bank of New York acquired 40 branches and other business operations with approximately $1.0 billion in deposits and approximately $600 million in loans, in addition to branch real estate and other physical assets. The transaction was accounted for as a purchase. Key Bank of New York paid a premium of $41 million on the acquired deposits. In connection with the transaction, Key Bank of New York recorded a core deposit intangible of $33 million and goodwill of $8 million.

NATIONAL SAVINGS BANK OF ALBANY
On February 26, 1993, National Savings Bank of Albany, New York ("National") merged into Key Bank of New York, an indirect wholly-owned subsidiary of KeyCorp. A total of 2,111,638 KeyCorp Common Shares were issued to the holders of National common stock. The transaction qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of National because the transaction was not material to KeyCorp. National had total assets of approximately $671 million at the date of merger.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION
On January 22, 1993, KeyCorp acquired all of the outstanding shares of First Federal Savings and Loan Association of Fort Myers ("Society First Federal"), a Federal stock savings bank, for total cash consideration of $144 million. The transaction was accounted for as a purchase. Society First Federal had 24 offices in southwest and central Florida and approximately $1.1 billion in total assets at the date of acquisition.

PUGET SOUND BANCORP
On January 15, 1993, Puget Sound Bancorp ("PSB"), a bank holding company headquartered in Tacoma, Washington, with approximately $4.7 billion in assets as of December 31, 1992, merged into Key Bancshares of Washington, Inc., a wholly-owned subsidiary of KeyCorp. A total of 31,391,544 KeyCorp Common Shares were exchanged for all of the outstanding shares of PSB common stock (based on an exchange ratio of 1.32 shares for each share of PSB). The merger was accounted for as a pooling of interests and, accordingly, financial results for prior periods presented have been restated to include the combined financial results of both companies.

ELECTRONIC PAYMENT SERVICES, INC.
On December 4, 1992, KeyCorp and three other bank holding companies formed a joint venture in a newly-formed company, Electronic Payment Services, Inc. This company is the largest processor of automated teller machine transactions in the United States and a national leader in point-of-sale transaction processing. As part of the agreement, the Corporation contributed its wholly-owned subsidiary, Green Machine Network Corporation, and its point-of-sale business in return for an equity interest.

FIRST OF AMERICA BANK-MONROE
On September 30, 1992, KeyCorp acquired all of the outstanding shares of First of America Bank-Monroe ("FAB-Monroe") from First of America Bank Corporation in a cash purchase. The transaction was accounted for as a purchase. FAB Monroe operated 10 offices in southeastern Michigan and had approximately $160 million in total assets at the date of acquisition.

SECURITY PACIFIC BANK BRANCHES
On September 3, 1992, Key Bank of Washington ("Key Bank"), an indirect wholly-owned subsidiary of KeyCorp, acquired 48 branches and other business and private banking operations with approximately $1.3 billion in deposits and $709 million in loans in addition to branch real estate and other physical assets in the state of Washington from BankAmerica Corporation. The transaction was accounted for as a purchase. Key Bank paid a premium of $53.6 million on the acquired deposits.

OLYMPIC SAVINGS BANK
On July 31, 1992, Key Savings Bank ("Key Savings"), an indirect wholly-owned subsidiary of KeyCorp, acquired Olympic Savings Bank of Washington ("Olympic"). The transaction was accounted for as a purchase. Olympic had approximately $81 million in assets at the date of acquisition.

VALLEY BANCORPORATION
On June 4, 1992, Valley Bancorporation ("Valley") of Idaho Falls, Idaho was merged with Key Bancshares of Idaho, a wholly-owned subsidiary of KeyCorp. A total of 838,308 KeyCorp Common Shares were issued for all of the outstanding shares of Valley common stock. The transaction qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of Valley because the transaction was not material to KeyCorp. Valley had assets of approximately $221 million at the date of merger.

AMERITRUST CORPORATION
On March 16, 1992, Ameritrust Corporation ("Ameritrust"), a financial services holding company located in Cleveland, Ohio, with approximately $10 billion in assets as of December 31, 1991, merged with and into the Corporation. Under the terms of the merger agreement, 49,550,862 KeyCorp Common Shares were exchanged for all of the outstanding shares of Ameritrust common stock (based on an exchange ratio of .65 shares of KeyCorp for each share of Ameritrust). The outstanding preferred stock of Ameritrust was exchanged on a one for-one basis for 1,200,000 shares of a comparable, new issue of Fixed/Adjustable Rate Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, financial results for prior periods presented have been restated to include the financial results of Ameritrust. In connection with the merger and as part of an agreement with the United States Department of Justice, the Corporation sold 28 Ameritrust branches located in Cuyahoga and Lake Counties in Ohio in June 1992. Deposits of $933.3 million and loans or loan participations totaling $331.8 million were sold along with the branches at a gain of $20.1 million ($13.2 million after tax, $.11 per Common Share) which is included in noninterest income. In addition, in May 1992, deposits and loans totaling $98.7 million and $45.7 million, respectively, were sold along with four branches in Ashtabula County, Ohio, in accordance with the Federal Reserve Board order that approved the merger.

PENDING ACQUISITIONS

COMMERCIAL BANCORPORATION OF COLORADO
On March 24, 1994, Commercial Bancorporation of Colorado ("CBC"), a bank holding company with subsidiary banks operating in the Denver, Colorado Springs, Sterling and Fort Collins areas of Colorado, merged with Key Bank of Colorado, a wholly-owned subsidiary of KeyCorp. Holders of CBC common stock received .899 KeyCorp Common Shares for each outstanding share of CBC common stock. CBC had total assets of $390 million at December 31, 1993. The transaction qualified for accounting as a pooling of interests; however, financial statements will not be restated to include the accounts and results of operations of CBC because the transaction was not material to KeyCorp.

THE BANK OF GREELEY
On October 5, 1993, KeyCorp agreed to acquire the Bank of Greeley, a single branch bank headquartered in Greeley, Colorado ("Greeley Bank"). Under terms of the agreement, all shares of Greeley Bank will be exchanged for approximately 240,000 KeyCorp Common Shares. Greeley Bank had total assets of approximately $61 million at December 31, 1993.

3. SECURITIES AVAILABLE FOR SALE

The book values, unrealized gains and losses and approximate market values of securities available for sale were as follows:

                                                               DECEMBER 31, 1993
                                            -------------------------------------------------------
                                                             GROSS          GROSS
                                               BOOK        UNREALIZED     UNREALIZED       MARKET
             (in thousands)                   VALUE          GAINS          LOSSES         VALUE
- ----------------------------------------    ----------     ----------     ----------     ----------
U.S. Treasury, agencies and
  corporations..........................    $1,433,980     $  64,136       $   (171)     $1,497,945
Mortgage-backed securities..............       269,735         4,165           (861)        273,039
Other securities........................        23,113           753             (5)         23,861
                                            ----------     ----------     ----------     ----------
  Total.................................    $1,726,828     $  69,054       $ (1,037)     $1,794,845
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

                                                               DECEMBER 31, 1992
                                            -------------------------------------------------------
                                                             GROSS          GROSS
                                               BOOK        UNREALIZED     UNREALIZED       MARKET
             (in thousands)                   VALUE          GAINS          LOSSES         VALUE
- ----------------------------------------    ----------     ----------     ----------     ----------
U.S. Treasury, agencies and
  corporations..........................    $2,032,526     $  61,731       $ (4,982)     $2,089,275
Mortgage-backed securities..............       405,812         6,183         (3,794)        408,201
Other securities........................        20,303           564            (23)         20,844
                                            ----------     ----------     ----------     ----------
  Total.................................    $2,458,641     $  68,478       $ (8,799)     $2,518,320
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

The proceeds from sales of securities available for sale during 1993 and 1992 were $630.8 million and $661.9 million, respectively. Gross gains of $35.3 million and $9.6 million were realized on those sales in 1993 and 1992, respectively, and gross losses of $24 thousand and $7.1 million were realized on those sales in 1993 and 1992, respectively.

Securities available for sale by remaining maturity were as follows:

                                          DECEMBER 31, 1993
                                      -------------------------
                                         BOOK          MARKET
          (in thousands)                VALUE          VALUE
- ----------------------------------    ----------     ----------
Due in one year or less...........    $  513,674     $  520,190
Due after one through five
  years...........................       739,081        771,946
Due after five through ten
  years...........................       307,384        332,813
Due after ten years...............       166,689        169,896
                                      ----------     ----------
     Total........................    $1,726,828     $1,794,845
                                      ----------     ----------
                                      ----------     ----------

Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that equity securities having readily determinable fair values and all investments in debt securities be classified and accounted for in three categories. SFAS No. 115 is more fully described in Note 4, Investment Securities.

4.  INVESTMENT SECURITIES

The book values, unrealized gains and losses and approximate market values of investment securities were as follows:

                                                                DECEMBER 31, 1993
                                            ---------------------------------------------------------
                                                              GROSS          GROSS
                                               BOOK         UNREALIZED     UNREALIZED       MARKET
             (in thousands)                    VALUE          GAINS          LOSSES          VALUE
- ----------------------------------------    -----------     ----------     ----------     -----------
U.S. Treasury, agencies and
  corporations..........................    $   795,966     $  11,601       $   (134)     $   807,433
States and political subdivisions.......      1,677,823       102,402           (394)       1,779,831
Mortgage-backed securities..............      7,877,216       108,627        (18,582)       7,967,261
Other securities........................        771,088        14,900           (307)         785,681
                                            -----------     ----------     ----------     -----------
  Total.................................    $11,122,093     $ 237,530       $(19,417)     $11,340,206
                                            -----------     ----------     ----------     -----------
                                            -----------     ----------     ----------     -----------

                                                               DECEMBER 31, 1992
                                            -------------------------------------------------------
                                                             GROSS          GROSS
                                               BOOK        UNREALIZED     UNREALIZED       MARKET
             (in thousands)                   VALUE          GAINS          LOSSES         VALUE
- ----------------------------------------    ----------     ----------     ----------     ----------
U.S. Treasury, agencies and
  corporations..........................    $  494,195     $  11,830       $    (21)     $  506,004
States and political subdivisions.......     1,806,831        80,627           (863)      1,886,595
Mortgage-backed securities..............     6,062,422       142,726        (33,393)      6,171,755
Other securities........................       612,852        16,889         (1,014)        628,727
                                            ----------     ----------     ----------     ----------
  Total.................................    $8,976,300     $ 252,072       $(35,291)     $9,193,081
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Investment securities by remaining maturity were as follows:

                                           DECEMBER 31, 1993
                                      ---------------------------
                                         BOOK           MARKET
          (in thousands)                 VALUE           VALUE
- ----------------------------------    -----------     -----------
Due in one year or less...........    $ 1,819,775     $ 1,841,524
Due after one through five
  years...........................      5,590,121       5,715,782
Due after five through ten
  years...........................      3,193,927       3,245,422
Due after ten years...............        518,270         537,478
                                      -----------     -----------
  Total...........................    $11,122,093     $11,340,206
                                      -----------     -----------
                                      -----------     -----------

Mortgage-backed securities are included in the above maturity schedule based on their expected average lives. Other securities consist primarily of those collateralized by credit card and automobile installment loan receivables, corporate floating-rate notes and venture capital investments.

The proceeds from sales of investment securities were $142.1 million, $662.2 million and $1.1 billion during 1993, 1992 and 1991, respectively. Gross gains and losses related to securities were $.8 million and $7.8 million, respectively, in 1993, $13.0 million and $.9 million, respectively, in 1992, and $26.2 million and $7.3 million, respectively, in 1991.

At December 31, 1993, investment and available for sale securities with a book value of approximately $9.6 billion were pledged to secure public and trust deposits and securities sold under agreements to repurchase, and for certain other purposes required or permitted by law.

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that equity securities having readily determinable fair values and all investments in debt securities be classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are to be classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are to be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are to be classified as "available for sale securities" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of shareholders' equity. Adoption of SFAS No. 115 is required for fiscal years beginning after December 15, 1993, with earlier application permitted. The Corporation will adopt SFAS No. 115 in 1994. Based upon the Corporation's securities portfolio classified as available for sale as of December 31, 1993, the estimated impact of the new standard would be an increase to shareholders' equity of approximately $44 million, with no effect on the results of operations. With the adoption of SFAS No. 115 in 1994, the Corporation anticipates that securities with an aggregate book value ranging from $4.5 billion to $5.0 billion will be designated as available for sale. Based upon the market values of these securities at year-end 1993, the reclassification of these securities is not expected to have a material effect on shareholders' equity.

5.  LOANS

Loans are summarized as follows:

                                                                      DECEMBER 31,
                                                              -----------------------------
                       (in thousands)                            1993              1992
    ----------------------------------------------------      -----------       -----------
    Commercial, financial and agricultural..............      $ 8,965,528       $ 8,869,032
    Real estate -- construction.........................        1,160,480         1,448,032
    Real estate -- commercial mortgage..................        6,228,188         5,937,022
    Real estate -- residential mortgage.................       11,026,319         8,289,386
    Consumer............................................        9,276,334         9,081,657
    Student loans held for sale.........................        1,648,611         1,070,140
    Lease financing.....................................        1,702,472         1,225,193
    Foreign.............................................           63,312           101,363
                                                              -----------       -----------
         Total..........................................      $40,071,244       $36,021,825
                                                              -----------       -----------
                                                              -----------       -----------

Changes in the allowance for loan losses are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                 (in thousands)                     1993            1992            1991
    ----------------------------------------      ---------       ---------       ---------
    Balance at beginning of year............      $ 782,649       $ 793,519       $ 677,294
    Charge-offs.............................       (303,160)       (440,396)       (465,858)
    Recoveries..............................         90,385          79,930          74,042
                                                  ---------       ---------       ---------
         Net charge-offs....................       (212,775)       (360,466)       (391,816)
    Provision for loan losses...............        211,662         338,337         466,163
    Allowance of affiliates purchased.......         21,176          11,259          41,878
                                                  ---------       ---------       ---------
         Balance at end of year.............      $ 802,712       $ 782,649       $ 793,519
                                                  ---------       ---------       ---------
                                                  ---------       ---------       ---------

In 1991, Ameritrust recorded an additional $93.9 million provision for loan losses to conform its approach to determining the level of the allowance to that used by the Corporation.

In the ordinary course of business, KeyCorp's banking affiliates have made loans at prevailing interest rates and terms to directors and executive officers of KeyCorp and its subsidiaries and their associates (as defined by the Securities and Exchange Commission). Such loans, in management's opinion, did not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at January 1, 1993, was $241.3 million. During 1993, activity with respect to these loans included new loans, repayments and a net decrease (due to changes in the status of executive officers and directors) of $149.3 million, $153.9 million and $40.3 million, respectively, resulting in an aggregate balance of loans outstanding to related parties at December 31, 1993, of $196.4 million.

6.  NONPERFORMING ASSETS

Nonperforming assets were as follows:

                                                                        DECEMBER 31,
                                                                   -----------------------
                         (in thousands)                              1993           1992
    ---------------------------------------------------------      --------       --------
    Nonaccrual loans.........................................      $329,843       $550,522
    Restructured loans.......................................         6,469          2,380
                                                                   --------       --------
         Total nonperforming loans...........................       336,312        552,902
    Other real estate owned..................................       186,052        350,266
    Allowance for OREO losses................................       (35,690)       (17,915)
                                                                   --------       --------
         Other real estate owned, net of allowance...........       150,362        332,351
    Other nonperforming assets...............................        13,462         14,903
                                                                   --------       --------
         Total...............................................      $500,136       $900,156
                                                                   --------       --------
                                                                   --------       --------

The effect on interest income of loans classified as nonperforming, at December 31, was as follows:

                    (in thousands)                       1993          1992          1991
    ----------------------------------------------      -------       -------       -------
    Interest income which would have been recorded
      if assets had been current under original
      terms.......................................      $30,037       $52,002       $71,235
    Less: Interest income recorded during the
      period......................................       (7,900)      (20,536)      (28,877)
                                                        -------       -------       -------
      Net reduction to reported interest income...      $22,137       $31,466       $42,358
                                                        -------       -------       -------
                                                        -------       -------       -------

At December 31, 1993, there were no significant commitments to lend additional funds to borrowers with nonaccrual or restructured loans.

Changes in the allowance for OREO losses are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                    (in thousands)                       1993          1992          1991
    ----------------------------------------------      -------       -------       -------
    Balance at beginning of year..................      $17,915       $19,191       $13,754
    Net charge-offs...............................      (21,697)      (33,793)      (12,661)
    Provision for other real estate owned
      losses......................................       39,132        32,517        15,513
    Allowance of affiliates purchased.............          340            --         2,585
                                                        -------       -------       -------
      Balance at end of year......................      $35,690       $17,915       $19,191
                                                        -------       -------       -------
                                                        -------       -------       -------

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which takes effect for fiscal years beginning after December 15, 1994. SFAS No. 114 prescribes a valuation methodology for impaired loans as defined by the standard. Generally, a loan is considered impaired if management believes that it is probable that all amounts due will not be collected according to the contractual terms, as scheduled in the loan agreement. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the loan's underlying collateral. The Corporation expects to adopt SFAS No. 114 prospectively in the first quarter of 1995. It is anticipated that the adoption of SFAS No. 114 will not have a material effect on the Corporation's financial condition or results of operations.

7.  PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                             DECEMBER 31,
                                       -------------------------
           (in thousands)                 1993           1992
- -------------------------------------  ----------     ----------
Land.................................  $  116,335     $   86,196
Buildings and leasehold
  improvements.......................     741,043        715,762
Furniture and equipment..............     759,721        681,058
                                       ----------     ----------
                                        1,617,099      1,483,016
Accumulated depreciation and
  amortization.......................    (704,229)      (639,702)
                                       ----------     ----------
Total................................  $  912,870     $  843,314
                                       ----------     ----------
                                       ----------     ----------

Depreciation and amortization expense related to premises and equipment totaled $110.9 million, $104.3 million, and $84.4 million in 1993, 1992, and 1991, respectively.

At December 31, 1993, KeyCorp's affiliate banks were obligated under noncancelable leases for land and buildings and for other property, consisting principally of data processing equipment. Rental expense under all operating leases totaled $123.7 million in 1993, $116.5 million in 1992 and $103.4 million in 1991. Minimum future rental payments under noncancelable leases at December 31, 1993, were as follows: 1994 -- $98.9 million; 1995 -- $89.0 million; 1996 --
$82.1 million; 1997 -- $74.2 million; 1998 -- $59.2 million; and subsequent years -- $547.5 million.

8.  INTANGIBLE ASSETS AND PURCHASED MORTGAGE SERVICING RIGHTS

Intangible assets, net of accumulated amortization, were as follows:

                                                               DECEMBER 31,
                                                         -------------------------
                          (in thousands)                   1993             1992
            -------------------------------------------  --------         --------
            Goodwill...................................  $385,359         $361,290
            Core deposit intangibles...................   139,501          132,402
            Credit card intangibles....................    16,648           20,240
            Other......................................     7,840           87,688
                                                         --------         --------
              Total....................................  $549,348         $601,620
                                                         --------         --------
                                                         --------         --------
            Purchased mortgage servicing rights........  $188,592         $165,433

The amortization expense for intangible assets was as follows:

                                          YEAR ENDED DECEMBER 31,
                                     ----------------------------------
         (in thousands)                1993         1992         1991
- ---------------------------------    --------     --------     --------
Goodwill.........................    $ 24,210     $ 21,589     $ 22,397
Core deposit intangibles.........      22,436       25,049       22,379
Credit card intangibles..........       4,460        4,449        4,534
Other............................       6,944       10,605        8,264
                                     --------     --------     --------
  Total..........................    $ 58,050     $ 61,692     $ 57,574
                                     --------     --------     --------
                                     --------     --------     --------

The amortization expense for purchased mortgage servicing rights totaled $56.6 million, $29.6 million and $20.4 million in 1993, 1992 and 1991, respectively. The amount of purchased mortgage servicing rights capitalized during 1993 was $77.3 million.

9.  SHORT-TERM BORROWINGS

Short-term borrowings consist primarily of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions. Other short-term borrowings consist primarily of Medium-Term Notes with original maturities of one year or less, Treasury, tax and loan demand notes and commercial paper which is issued principally in amounts of $100,000 or more with maturities of 270 days or less.

On November 30, 1992, Society National Bank ("SNB"), KeyCorp's Ohio banking affiliate, authorized the issuance of up to $1 billion of Medium-Term Notes to be offered on a continuous basis. During 1993, $685 million in debt securities were issued under this program. These securities have original maturities of less than one year and are included in other short-term borrowings.

The details of short-term borrowings were as follows:

           (dollars in thousands)                   1993           1992           1991
- ---------------------------------------------    ----------     ----------     ----------
FEDERAL FUNDS PURCHASED
  Balance at year-end........................    $1,932,211     $1,826,522     $2,194,057
  Average during the year....................     1,828,606      1,519,406      1,412,714
  Maximum month-end balance..................     3,127,134      2,924,193      2,531,555
  Weighted average rate during the year......          3.06%          3.74%          5.72%
  Weighted average rate at December 31.......          3.13           3.30           4.02
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
  Balance at year-end........................    $2,188,047     $2,380,998     $2,060,012
  Average during the year....................     2,549,582      2,542,522      2,394,966
  Maximum month-end balance..................     3,163,603      3,036,009      3,228,383
  Weighted average rate during the year......          2.91%          3.38%          5.42%
  Weighted average rate at December 31.......          2.84           2.97           4.12
OTHER SHORT-TERM BORROWINGS
  Balance at year-end........................    $1,776,192     $  874,887     $  833,465
  Average during the year....................     1,196,188        721,800      1,188,228
  Maximum month-end balance..................     1,776,192      1,144,870        900,611
  Weighted average rate during the year......          3.72%          4.31%          6.27%
  Weighted average rate at December 31.......          3.16           3.57           3.86

At December 31, 1993, the Corporation had available lines of credit for general corporate purposes aggregating $200 million, all of which were unused at December 31, 1993. Standard fees were paid for these facilities, which were cancelled subsequent to the end of the year.

10.  LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where appropriate, were as follows:

                                                                             DECEMBER 31,
                                                                       -------------------------
                       (dollars in thousands)                             1993           1992
- ---------------------------------------------------------------------  ----------     ----------
Medium-Term Notes due through 2003...................................  $  546,230     $  303,930
8.125% Subordinated Notes due 2002...................................     197,902        197,655
8.00% Subordinated Notes due 2004....................................     125,000        125,000
8.40% Subordinated Capital Notes due 1999............................      75,000         75,000
8.875% Notes due 1996................................................      74,772         74,715
11.125% Notes due 1995...............................................      49,979         49,967
8.48% Notes due 1997 through 2001....................................      48,864         48,864
8.33% Notes due 1996.................................................      22,794         22,794
12.63% Notes due 1994................................................       1,860          1,860
7.875% Notes due 1993................................................          --         99,952

                                                                             DECEMBER 31,
                                                                       -------------------------
                       (dollars in thousands)                             1993           1992
- ---------------------------------------------------------------------  ----------     ----------
8.625% Notes due 1996................................................          --         99,773
9.45% Senior Notes due 1993..........................................          --         75,000
5.25% Floating Rate Subordinated Notes due 1997......................          --         50,000
8.25% Notes due 1993.................................................          --         25,000
9.56% Note due 1995..................................................          --         14,922
7.75% Debentures due through 2002....................................          --         13,533
All other long-term debt.............................................         384          4,514
                                                                       ----------     ----------
Total parent company.................................................   1,142,785      1,282,479
7.85% Subordinated Notes due 2002....................................     199,823        198,524
6.75% Subordinated Notes due 2003....................................     198,823             --
Federal Home Loan Bank Advances(1)...................................     165,100        246,350
10.00% Notes due 1995................................................      36,735         36,735
Industrial revenue bonds.............................................      10,938         11,314
All other long-term debt.............................................       9,666         14,676
                                                                       ----------     ----------
Total subsidiaries...................................................     621,085        507,599
                                                                       ----------     ----------
Total................................................................  $1,763,870     $1,790,078
                                                                       ----------     ----------
                                                                       ----------     ----------

- ---------------

(1)Long-term advances from the Federal Home Loan Bank of Seattle (FHLB) are at adjustable and fixed rates ranging from 3.125% to 12.125% at December 31, 1993, and mature at various dates through 2005. Real estate loans with a recorded value of $472.6 million and $375.4 million at December 31, 1993 and 1992, respectively, collateralize FHLB advances.



Scheduled payments on long-term debt are as follows:

                     (in thousands)                     PARENT      SUBSIDIARIES      TOTAL
    -------------------------------------------------  --------     ------------     --------
    1994.............................................  $ 72,569       $ 37,371       $109,940
    1995.............................................   160,179        103,386        263,565
    1996.............................................   214,202         12,170        226,372
    1997.............................................    47,758          1,623         49,381
    1998.............................................    82,418          1,101         83,519

During 1993 and 1992, KeyCorp issued $305.1 million and $77.0 million, respectively, of Medium-Term Notes with original maturities exceeding one year. In addition to general corporate purposes, the proceeds from the issuance of these notes were used to redeem and pay principal on notes and debentures; to fund the purchase of OREO from affiliate banks by NCB Properties, Inc., an OREO workout subsidiary; and to provide subordinated capital to affiliate banks. At December 31, 1993, KeyCorp's Medium-Term Notes as presented in the table had a weighted average interest rate of 6.61% and had varying maturities through 2003.

On June 15, 1992, KeyCorp issued $200 million of 8.125% Subordinated Notes under a shelf registration. The Notes are not redeemable prior to maturity. The 8.875% Notes, issued under a separate registration statement, and the 11.125% Notes are not redeemable prior to maturity.

On March 26, 1987, KeyCorp issued $75 million of 8.40% Subordinated Capital Notes due 1999 under an indenture dated March 1, 1987, between KeyCorp and Chemical Bank, as Trustee. The Notes are unsecured obligations of KeyCorp and will, at maturity, be exchanged for Capital Securities having a market value equal to the principal amount of the Notes. Proceeds of this issue were used primarily to fund the acquisition of Seattle Trust & Savings Bank in July 1987.

On June 29, 1992, KeyCorp issued $125 million of 8.00% Subordinated Notes. Proceeds from these twelve-year notes were used to redeem without penalty all of its 11.25% Senior Notes prior to maturity. Proceeds were also employed to provide capital for Key Bank of Washington. This capital infusion was made in anticipation of Key Bank of Washington's purchase of 48 former Security Pacific Bank branches from BankAmerica on September 3, 1992.

In 1989, the Ameritrust Corporation Employees' Savings and Investment Plan (the "Plan") was amended to include a leveraged employee stock ownership plan ("ESOP"). To fund the ESOP, Ameritrust borrowed $71.7 million from several institutional investors through the placement of unsecured notes totaling $22.8 million (the "8.33% Notes") and $48.9 million (the "8.48% Notes"). The interest on those notes totaled $6.0 million in each of the years 1993, 1992 and 1991. The ESOP trustee used the proceeds to purchase 5.8 million shares of Ameritrust common stock. These shares, as converted in the merger with Society, are held by the ESOP trustee for matching employee contributions to the Plan. The net difference between the cost of the treasury shares sold to the ESOP trustee and their market value was recorded as a reduction to retained earnings. Except for the repayment schedule, the loans to the ESOP trustee are on substantially similar terms as the borrowings from the institutional investors and, in addition, are secured by the unallocated shares held by the ESOP trustee. The ESOP trustee will repay the loans from KeyCorp using corporate contributions made by the Plan for that purpose and dividends on the Common Shares acquired with the loans. The amount of dividends on the ESOP shares used for debt service by the ESOP trustee totaled $3.9 million in 1993, $3.1 million in 1992 and $1.8 million in 1991. As contributions and dividends are received, a portion of the shares acquired with the loans will be allocated to Plan participants. Interest income recognized on loans to the ESOP trustee is netted against the interest expense incurred on the notes payable to the institutional investors. KeyCorp's receivable from the ESOP trustees, representing deferred compensation to the Corporation's employees, has been recorded as a separate reduction of shareholders' equity.

SNB issued $200 million of 7.85% Subordinated Notes on November 3, 1992, and $200 million of 6.75% Subordinated Notes on June 16, 1993. SNB also issued a 10%
Note in connection with the sale of branch offices and loans resulting from the merger with Ameritrust. None of these notes may be redeemed prior to maturity.

The 8.625% Notes due 1996 were redeemed at par plus accrued interest on June 30, 1993, and the 9.56% Note due 1995 was assumed by the purchaser in connection with the sale of Ameritrust Texas Corporation on September 15, 1993. On May 6, 1993, and May 27, 1993, KeyCorp redeemed prior to maturity, and without penalty, all of its floating rate subordinated notes due 1997 and all of its 7.75% debentures due through 2002, respectively.

Industrial revenue bonds issued by affiliate banks have varying maturities extending to the year 2009 and had weighted average annual interest rates of 7.14% and 7.19%, respectively, at December 31, 1993 and 1992.

Other long-term debt at December 31, 1993 and 1992, consisted of capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average annual interest rates of 13.54% and 10.14%, respectively.

Long-term debt qualifying as supplemental capital for purposes of calculating Tier II capital under Federal Reserve Board Guidelines amounted to $993.4 million and $799.1 million at December 31, 1993, and 1992, respectively.

11.  SHAREHOLDERS' EQUITY

COMMON SHARES AND PREFERRED STOCK
In August 1989, KeyCorp's Board of Directors adopted a Shareholder Rights Plan ("Rights") under which each shareholder received one Right for each Common Share of KeyCorp. Each Right represents the right to purchase a Common Share of KeyCorp at a price of $65. The Rights become exercisable 20 days after a person or group acquires 15% or more of the outstanding shares or commences a tender offer that could result in such an ownership interest. Until the Rights become exercisable, they will trade with the Common Shares, and any transfer of the Common Shares will also constitute a transfer of associated Rights. When the Rights become exercisable, they will begin to trade separate and apart from the Common Shares. Twenty days after the occurrence of certain "Flip-In Events," each Right will become the right to purchase a Common Share of

KeyCorp for the then par value per share (now $1 per share) and the Rights held by a 15% or more shareholder will become void. KeyCorp may redeem these Rights at its option at $.005 per Right subject to certain limitations. Unless redeemed earlier, the Rights expire on September 12, 1999. On October 1, 1993, KeyCorp amended the Rights so that the Merger would not activate the provisions of the Rights.

At December 31, 1993, KeyCorp had 10.0 million shares of $5 par value, non-voting preferred stock authorized of which 1,280,000 shares of Series B were outstanding represented by 6.4 million Depositary Shares. Each Depositary Share represents a one-fifth interest in a share of 10% Cumulative Preferred Stock, Series B, $125 liquidation preference per share. Preferred stock is reported on the accompanying consolidated balance sheet at its stated value of $125 per share. In the Merger, each of the Series B shares were converted into one share of 10% Cumulative Preferred Stock, Class A.

On August 2, 1993, KeyCorp redeemed the 479,394 outstanding shares of Series A Preferred Stock at its stated value ($24 million) plus accumulated but unpaid dividends.

On March 1, 1993, KeyCorp redeemed the 1.2 million outstanding shares of Fixed/Adjustable Rate Cumulative Preferred Stock at 103% of its stated value ($60 million), plus accumulated but unpaid dividends.

KeyCorp effected a two-for-one stock split on March 22, 1993, by means of a 100% stock dividend. All relevant Common Share amounts, per Common Share amounts and related data in this report have been adjusted to reflect this split.

In connection with the Merger, at a special meeting held February 16, 1994, shareholders increased the authorized number of shares of KeyCorp to 926.4 million, of which 1.4 million are shares of 10% Cumulative Preferred Stock, Class A, par value $5 per share; 25.0 million are shares of Preferred Stock, par value $1 per share; and 900.0 million are Common Shares, par value $1 per share.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
KeyCorp maintains various incentive compensation plans which provide for its ability to grant stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and performance shares to selected employees and directors. Generally, the terms of these plans stipulate that the exercise price of options may not be less than the fair market value of KeyCorp's Common Shares at the date the options are granted. Options granted expire not later than ten years and one month from the date of grant. Several option plans have been acquired through mergers. These plans have expired or were terminated, but unexercised options granted under the plans remain outstanding. At December 31, 1993 and 1992, options for Common Shares available for future grant totaled 1,237,965 and 1,233,958, respectively.

The terms of KeyCorp's plans stipulate that stock appreciation rights may only be granted in tandem with stock options. The appreciation rights have the same terms as do the options, except that, upon exercise, the holder may receive either cash or shares for the excess of the current market value of KeyCorp's Common Shares over the options exercise price. Upon exercise of a stock appreciation right, the related option is surrendered. During 1993, all stock appreciation rights for which exercisability was limited to a period following a change in control of the Corporation were cancelled.

The following table presents a summary of pertinent information with respect to KeyCorp's stock options and stock appreciation rights.

STOCK OPTIONS

                                                       1993                         1992
                                             -------------------------    -------------------------
                                               SHARES     OPTION PRICE      SHARES     OPTION PRICE
                                             ----------   ------------    ----------   ------------
Outstanding at beginning of year...........   9,324,776   $ 3.36-32.06     8,457,547   $ 2.49-25.87
Granted....................................   2,062,544    29.37-38.18     3,670,370    24.63-32.06
Assumed in acquisition.....................       9,008     4.69- 7.61            --             --
Exercised or surrendered...................   1,697,458     3.89-28.25     2,508,626     2.49-22.92
Lapsed or cancelled........................      88,955    13.77-33.94       294,515    12.30-28.25
                                             ----------                   ----------
Outstanding at end of year (1).............   9,609,915     3.36-38.18     9,324,776     3.36-32.06
                                             ----------                   ----------
Exercisable at end of year (2).............   6,529,168     3.36-38.18     6,069,912     3.36-32.06
                                             ----------                   ----------
                                             ----------                   ----------

STOCK APPRECIATION RIGHTS

                                                       1993                         1992
                                             -------------------------    -------------------------
                                               SHARES     OPTION PRICE      SHARES     OPTION PRICE
                                             ----------   ------------    ----------   ------------
Outstanding at beginning of year...........   2,028,240   $11.69-28.25     1,828,708   $ 6.78-20.88
Granted....................................     222,000          33.94       920,000          28.25
Exercised or surrendered...................      36,400    11.69-20.88       672,468     6.78-20.88
Lapsed or cancelled........................   2,169,840    11.69-33.94        48,000          28.25
                                             ----------                   ----------
Outstanding at end of year (1).............      44,000          11.69     2,028,240    11.69-28.25
                                             ----------                   ----------
Exercisable at end of year.................      44,000          11.69        49,000          11.69
                                             ----------                   ----------
                                             ----------                   ----------

(1) Ordinary options outstanding at December 31, 1992 include 1,979,240 shares granted in tandem with Limited SARs.

(2) Ordinary options exercisable at December 31, 1992 include 1,107,240 shares granted in tandem with Limited SARs.


In 1991, KeyCorp's Board of Directors approved grants to certain officers of KeyCorp and its subsidiaries under the Career Equity Program ("Program"). The Program is designed to increase equity ownership by the participants, who make an initial investment and elect to have options automatically exercised at regular intervals when share value appreciation is present. At exercise, replacement option grants are made at the current market value. Shares received under the Program are restricted as to resale during the five-year period of the Program.

12.  MERGER AND INTEGRATION CHARGES

Merger and integration charges of $118.7 million ($80.6 million after tax, $.33 per Common Share), $92.7 million ($66.6 million after tax, $.29 per Common Share) and $93.8 million ($68.2 million after tax, $.29 per Common Share) were recorded in 1993, 1992 and 1991, respectively. The 1993 charges were incurred in connection with the March 1, 1994, merger of old KeyCorp into and with Society, while the 1992 charges related to the mergers with PSB and Ameritrust. The 1991 charges related to the merger with Ameritrust. The merger and integration charges included accruals for merger expenses, consisting primarily of investment banking and other professional fees directly related to the merger ($20.5 million); severance payments and other employee costs ($49.6 million); systems and facilities costs ($35.7 million); and other costs incident to the Merger ($12.9 million). These charges were recorded by the parent company in the fourth quarter of 1993 at which time management determined that it was probable that a liability for all such charges had been incurred and could be reasonably estimated. The merger and integration charges recorded in connection with the PSB and Ameritrust mergers in 1992, and the Ameritrust merger in 1991, were similar in nature. The above mergers are described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, on page 71 of this report.

13.  EMPLOYEE BENEFITS

PENSION PLANS
KeyCorp and its subsidiaries sponsor noncontributory pension plans covering substantially all employees. Benefits paid from these plans are based on age, years of service and compensation prior to retirement and are determined in accordance with defined formulas. The Corporation's funding policy is to contribute amounts to the plans which meet the minimum funding requirements set forth in the Employee Retirement Income Security Act (ERISA) of 1974, plus such additional amounts as the Corporation determines to be appropriate.

The following table sets forth the status of the unfunded plans and the amounts recognized in the consolidated balance sheets:

                                                                        DECEMBER 31,
                                                                   -----------------------
                         (in thousands)                              1993           1992
    ---------------------------------------------------------      --------       --------
    Accumulated benefit obligations, including vested
      benefits of $444,018 and $362,626......................      $454,831       $373,595
                                                                   --------       --------
                                                                   --------       --------
    Fair value of plan assets, primarily listed stock and
      fixed income securities(1).............................      $614,139       $583,235
    Projected benefit obligations............................       502,614        433,509
                                                                   --------       --------
      Excess of fair value of plan assets over projected
         benefit obligations.................................       111,525        149,726
    Unrecognized net loss (gain).............................        56,834           (132)
    Unrecognized prior service benefit.......................        (2,850)        (3,809)
    Unrecognized net asset at January 1, 1986 being
      recognized over 15 years...............................       (38,609)       (45,405)
                                                                   --------       --------
      Prepaid pension cost (included in other assets)........      $126,900       $100,380
                                                                   --------       --------
                                                                   --------       --------

(1)Including KeyCorp Common Shares valued at $27.8 million and $30.4 million at December 31, 1993 and 1992, respectively.

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.37% and 4.00%, respectively, at December 31, 1993, and 8.08% and 4.78%, respectively, at December 31, 1992. The weighted average expected long-term rate of return on pension assets used in determining net pension cost was 9.91% for 1993, 9.60% for 1992 and 9.69% for 1991.

The Corporation also maintains several unfunded, non-qualified, supplemental executive retirement programs that provide additional defined pension benefits for certain officers.

The following table sets forth the status of the unfunded plans and the amounts recognized in the consolidated balance sheets:

                                                                        DECEMBER 31,
                                                                   -----------------------
                         (in thousands)                              1993           1992
    ---------------------------------------------------------      --------       --------
    Accumulated benefit obligations, including vested
      benefits of $47,288 and $35,300........................      $ 50,321       $ 36,211
                                                                   --------       --------
                                                                   --------       --------
    Projected benefit obligations............................      $ 62,659       $ 42,414
    Unrecognized prior service cost..........................        (5,352)        (6,524)
    Unrecognized transition obligation.......................        (3,864)        (4,362)
    Unrecognized net loss....................................       (18,286)        (6,868)
    Adjustment to recognize minimum liability................        11,653         10,897
                                                                   --------       --------
      Accrued pension cost (included in other liabilities)...      $ 46,810       $ 35,557
                                                                   --------       --------
                                                                   --------       --------

Net pension cost (income) for the funded and unfunded plans included the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                   (in thousands)                           1993          1992           1991
- -----------------------------------------------------      -------       -------       --------
Service cost of benefits earned......................      $22,506       $21,424       $ 21,604
Interest cost on projected benefit obligations.......       39,098        34,687         33,487
Actual return on plan assets.........................      (44,619)      (51,773)      (105,430)
Net amortization and deferral........................      (14,229)       (4,360)        55,480
                                                           -------       -------       --------
     Net pension cost (income).......................      $ 2,756       $   (22)      $  5,141
                                                           -------       -------       --------
                                                           -------       -------       --------

In 1993, the Corporation recognized curtailment and settlement gains of $2.9 million resulting from the divestiture of ATC. Such amounts were included in the net gain from that divestiture. In 1992, the Corporation recognized curtailment gains of $7.2 million resulting from merger-related staff reductions. A portion of the retirement obligations associated with these reductions was settled by lump-sum cash distributions which resulted in settlement gains of $1.4 million and $3.0 million in 1993 and 1992, respectively. Both the curtailment and settlement gains related to the merger-related staff reductions are included in other noninterest income.

OTHER POSTRETIREMENT BENEFIT PLANS
The Corporation sponsors postretirement health care and life insurance plans that cover substantially all employees. The postretirement health care plans are nonfunded and contributory, with retirees' contributions adjusted annually to reflect certain cost-sharing provisions and benefit limitations. The postretirement life insurance plans are noncontributory. The Corporation has adopted a funding policy for one of its life insurance plans and annually contributes the service cost of benefits earned plus one-thirtieth of the unfunded accumulated postretirement benefit obligations.

Effective January 1, 1993, the Corporation adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that employers recognize the cost of providing postretirement benefits over the employees' active service periods to the date they attain full eligibility for such benefits. Postretirement benefits costs for 1992 and 1991, which were recorded on a cash basis, have not been restated. Net postretirement benefits cost was $16.9 million in 1993, including $8.2 million due to adoption of the new standard, $7.7 million in 1992 and $6.6 million in 1991.

Net post retirement benefits cost include the following components:

                                                                          YEAR ENDED
                           (in thousands)                              DECEMBER 31, 1993
    -------------------------------------------------------------      -----------------
    Service cost of benefits attributed to service...............           $ 2,873
    Interest cost on accumulated postretirement benefit
      obligations................................................             8,713
    Actual return on plan assets.................................               (22)
    Amortization of transition obligation over 20 years..........             5,372
    Net amortization and deferral................................               (10)
                                                                       -----------------
         Net postretirement benefits cost........................           $16,926
                                                                       -----------------
                                                                       -----------------

The following table sets forth the plans' combined funded status reconciled with the amount shown in the consolidated balance sheet:

                                                                          YEAR ENDED
                           (in thousands)                              DECEMBER 31, 1993
    -------------------------------------------------------------      -----------------
    Accumulated postretirement benefit obligations:
         Retirees................................................          $ (81,208)
         Fully eligible plan participants........................            (10,624)
         Other active plan participants..........................            (27,396)
                                                                       -----------------
                                                                            (119,228)
    Fair value of plan assets....................................                168
                                                                       -----------------
    Accumulated postretirement benefit obligations in excess of
      plan assets................................................           (119,060)
    Unrecognized transition obligation...........................            101,654
    Unrecognized net loss........................................              7,826
                                                                       -----------------
         Accrued postretirement benefits cost (included in other
           liabilities)..........................................          $  (9,580)
                                                                       -----------------
                                                                       -----------------

The assumed 1994 health care cost trend rate for Medicare-eligible retirees was 11.0% while that for non-Medicare-eligible retirees was 13.0%. Both rates are assumed to gradually decrease to 5.5% by the year 2009 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point in each future year would have an immaterial impact on postretirement benefits cost due to cost-sharing provisions and benefit limitations. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.4% at December 31, 1993.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS
Substantially all of the Corporation's employees are covered under stock purchase and savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Under provisions of these plans, employees may contribute 1% to 15% of eligible compensation, with up to 6% being eligible for matching contributions from the Corporation in the form of KeyCorp Common Shares. Under an annual discretionary profit sharing component, employees can receive additional matching employer contributions from the Corporation based on a formula established each year by KeyCorp's Board of Directors. Total expense associated with these plans was $40.4 million, $30.4 million and $29.0 million in 1993, 1992 and 1991, respectively.

POSTEMPLOYMENT BENEFITS
The Corporation adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," during 1993. This standard requires that employers who provide benefits to former or inactive employees after employment but before retirement recognize a liability for such benefits if specified conditions are met. Adoption of this standard increased noninterest expense by $4.0 million. Postemployment benefits for 1992 and 1991, which were recorded on a cash basis, were not restated.

14.  INCOME TAXES

     Income taxes included in the consolidated statements of income are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
               (in thousands)                      1993         1992         1991
- ---------------------------------------------    --------     --------     --------
Current payable:
     Federal.................................    $289,987     $182,277     $ 99,485
     State...................................      34,554       28,655       17,719
                                                 --------     --------     --------
                                                  324,541      210,932      117,204
Deferred:
     Federal.................................      55,043       68,297       17,580
     State...................................      (5,612)         403        1,900
                                                 --------     --------     --------
                                                   49,431       68,700       19,480
                                                 --------     --------     --------
     Total income tax expense................    $373,972     $279,632     $136,684
                                                 --------     --------     --------
                                                 --------     --------     --------

The reasons for the differences between income tax expense and the amount computed by applying the statutory Federal tax rate to income before taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
               (in thousands)                      1993         1992         1991
- ---------------------------------------------    --------     --------     --------
Income before taxes times statutory tax
  rate(1)....................................    $379,364     $294,139     $153,129
State income tax, net of Federal tax
  benefit....................................      18,295       19,636       13,056
Amortization of non-deductible intangibles...      10,349       11,317       10,760
Tax-exempt interest income...................     (40,610)     (47,228)     (52,073)
Tax credits..................................      (4,184)      (3,120)      (2,825)
Other........................................      10,758        4,888       14,637
                                                 --------     --------     --------
  Total income tax expense...................    $373,972     $279,632     $136,684
                                                 --------     --------     --------
                                                 --------     --------     --------

- ---------------

(1) 35% for 1993, 34% for 1992 and 1991.


The significant types of temporary differences that gave rise to net deferred income taxes include the provision for loan losses, lease income, merger and integration charges and writedown of other real estate owned. Significant components of deferred income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
               (in thousands)                      1993         1992         1991
- ---------------------------------------------    --------     --------     --------
Provision for loan losses....................    $ (4,536)    $  8,164     $(24,957)
Leasing income reported using the operating
  method for tax purposes....................     101,859       66,304       49,699
Writedown of other real estate owned.........     (14,105)     (14,243)      (6,100)
Merger and integration charges...............     (33,949)      17,050      (27,016)
Other........................................         162       (8,575)      27,854
                                                 --------     --------     --------
  Deferred income tax expense................    $ 49,431     $ 68,700     $ 19,480
                                                 --------     --------     --------
                                                 --------     --------     --------

Significant components of KeyCorp's deferred tax asset (liability) are as follows:

                                                            DECEMBER 31,
                                                 ----------------------------------
               (in thousands)                      1993         1992         1991
- ---------------------------------------------    --------     --------     --------
Provision for loan losses....................    $259,082     $263,531     $265,731
Leasing income reported using the operating
  method for tax purposes....................    (381,393)    (282,006)    (216,330)
Writedown of other real estate owned.........      25,289       24,393        9,174
Merger and integration charges...............      48,677       14,700       26,827
Other........................................     (50,523)     (61,216)     (64,990)
                                                 --------     --------     --------
  Deferred tax asset (liability).............    $(98,868)    $(40,598)    $ 20,412
                                                 --------     --------     --------
                                                 --------     --------     --------

15.  COMMITMENTS, CONTINGENT LIABILITIES AND OTHER DISCLOSURES

LEGAL PROCEEDINGS
In the ordinary course of business, KeyCorp and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and the Corporation's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on KeyCorp's consolidated financial condition.

RESTRICTIONS ON CASH, DUE FROM BANKS, SUBSIDIARY DIVIDENDS AND LENDING
ACTIVITIES
Under the provisions of the Federal Reserve Act, depository institutions are required to maintain certain average balances in the form of cash or noninterest-bearing balances with the Federal Reserve Bank. Average reserve balances aggregating $1.1 billion in 1993 were maintained in fulfillment of these requirements.

The principal source of income for the parent company is dividends from its affiliate banks. Such dividends are subject to certain restrictions as set forth in the national and state banking laws and regulations. At December 31, 1993, undistributed earnings of $535.4 million were free of such restrictions and available for the payment of dividends to the parent company. Loans and advances from banking affiliates to the parent company are also limited by law and are required to be collateralized.

16.  FINANCIAL INSTRUMENTS

FAIR VALUE DISCLOSURES
The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires the disclosure of fair value information about both on-and off-balance sheet financial instruments where it is practicable to estimate that value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Corporation's intent to enter into such exchanges.

In accordance with the provisions of SFAS No. 107, the estimated fair values of deposits, credit card loans and residential real estate mortgage loans do not take into account the fair values of long-term relationships, which are integral parts of the related financial instruments. The disclosed estimated fair values of such instruments would increase significantly if the fair values of the long-term relationships were considered.

In cases where quoted market prices were not available, fair values were estimated using present value or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Corporation.

                                              DECEMBER 31, 1993               DECEMBER 31, 1992
                                         ---------------------------     ---------------------------
                                          CARRYING        ESTIMATED       CARRYING        ESTIMATED
           (in thousands)                  AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
- -------------------------------------    -----------     -----------     -----------     -----------
ASSETS
  Cash and due from banks............    $ 2,777,438     $ 2,777,438     $ 3,079,737     $ 3,079,737
  Short-term investments.............        107,219         107,219         985,502         985,502
  Mortgage loans held for sale.......      1,325,338       1,325,338         938,541         938,541
  Securities available for sale......      1,726,828       1,794,845       2,458,641       2,518,320
  Investment securities..............     11,122,093      11,340,206       8,976,300       9,193,081
  Loans, net of allowance............     39,268,532      40,023,240      35,239,176      35,813,114
Liabilities
  Deposits...........................    $46,499,148     $46,717,907     $43,433,065     $43,616,733
  Federal funds purchased and
     securities
     sold under agreements to
     repurchase......................      4,120,258       4,120,258       4,207,520       4,207,520
  Other short-term borrowings........      1,776,192       1,776,192         874,887         874,887
  Long-term debt.....................      1,763,870       1,908,159       1,790,078       1,830,945

The following methods and assumptions were used in estimating the fair values of financial instruments presented in the preceding table and in the following paragraphs. For financial instruments with a remaining average life to maturity of less than six months, carrying amounts were used as an approximation of fair value. The carrying amounts reported for cash and due from banks, and short-term investments are their fair values. The carrying value of mortgage loans held for sale approximates fair value. Securities available for sale and investment securities were valued based on quoted market prices. Where quoted market prices were unavailable, fair values were based on quoted market prices of similar instruments. A discounted cash flow model was used to estimate the fair values for certain loans. Certain residential real estate loans and student loans held for sale were valued based on quoted market prices of similar loans offered or sold in recent securitization transactions. Lease financing receivables, although excluded from the scope of SFAS No. 107, were included in the estimated fair value for loans at their carrying amount. In circumstances in which the fair value of loans was not estimated, the carrying amount was used as a reasonable approximation of fair value. The fair values of certificates of deposit and of long-term debt were estimated based on discounted cash flows. Carrying amounts reported for other deposits and short-term borrowings were used as a reasonable approximation of their fair values. Interest rate swaps were valued based on discounted cash flow models and had a fair value of $57.2 million and $75.8 million at December 31, 1993 and 1992, respectively.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage effectively their exposure to interest rate risk. The financial instruments used include commitments to extend credit, standby letters of credit, interest rate swap agreements, forward contracts, futures and options on financial futures, and interest rate cap and floor agreements.

These instruments involve, to varying degrees, credit and interest rate risks in excess of amounts recognized in the Corporation's consolidated balance sheet. Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations. Market risk is the possibility that, due to changes in economic conditions, the Corporation's net interest income will be adversely affected.

The Corporation mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. The Corporation manages its exposure to market risk, in part, by using off-balance sheet instruments to offset existing interest rate risk of its assets and liabilities, and by setting variable rates of interest on contingent extensions of credit.

The following is a summary of the contractual or notional amount of each significant class of off-balance sheet financial instruments outstanding. The Corporation's maximum possible accounting loss from commitments to extend credit and from standby letters of credit equals the contractual amount of these instruments. The notional amount represents the total dollar volume of transactions and is significantly greater than the amount at risk.

                                                                           DECEMBER 31,
                                                                    ---------------------------
                         (in thousands)                                1993            1992
- ----------------------------------------------------------------    -----------     -----------
FINANCIAL INSTRUMENTS WHOSE CONTRACTUAL AMOUNTS REPRESENT
  CREDIT AND/OR MARKET RISK
Loan commitments:
  Credit card lines.............................................    $ 4,561,794     $ 4,067,628
  Home equity...................................................      2,690,127       1,940,505
  Commercial real estate and construction.......................      1,184,443         866,816
  Other.........................................................      8,382,207       7,655,666
                                                                    -----------     -----------
  Total loan commitments........................................     16,818,571      14,530,615
Other commitments:
  Standby letters of credit.....................................      1,095,521         978,790
  Commercial letters of credit..................................        347,705          58,729
  Loans sold with recourse......................................        156,070         203,381
                                                                    -----------     -----------
  Total loan and other commitments..............................    $18,417,867     $15,771,515
                                                                    -----------     -----------
                                                                    -----------     -----------
FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACTUAL AMOUNTS
  EXCEED THE AMOUNT OF CREDIT AND/OR MARKET RISK
When issued securities:
  Commitments to purchase.......................................    $    20,200     $     1,200
  Other.........................................................          4,152         115,697
Mortgage loan sale commitments..................................      1,124,374         786,473
Mortgage loan options...........................................         68,000          63,000
Futures and options on financial futures........................        688,541         428,742
Interest rate swap agreements...................................      9,573,171       5,649,563
Interest rate cap and floor agreements..........................        102,026         207,630

KeyCorp's commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent actual future cash requirements of the Corporation. KeyCorp evaluates each customer's creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

KeyCorp's mortgage banking affiliates originate and service residential mortgage loans to be sold in the secondary market. In years prior to 1992, residential mortgages were sold with provisions for recourse by companies acquired by KeyCorp. At December 31, 1993, the amount of such loans sold with recourse was $156.1 million. KeyCorp has not and does not sell residential mortgages with provisions for recourse.

KeyCorp's mortgage banking affiliates enter into forward sale agreements and option contracts to hedge against adverse movements in interest rates on mortgage loans held for sale. Forward sale agreements commit the affiliates to deliver mortgage loans in future periods; option contracts allow the affiliates to sell or purchase mortgage loans at a specified price, in future periods.

The banks enter into interest rate swap agreements primarily to manage interest rate risk and to accommodate the business needs of customers. Under a typical swap agreement, one party pays a fixed rate of interest based on a notional amount to a second party, which pays to the first party a variable rate of interest based on the same notional amount. The swaps have an average maturity of 1.8 years, with selected swaps having fixed maturity dates through 2003. The following is a summary of the notional amounts of outstanding interest rate swap agreements:

                                                 December 31, 1993
                                ---------------------------------------------------
                                Receive      Pay                Forward-
        (in millions)            Fixed      Fixed     Basis     Starting     Total
- ------------------------------  -------     -----     -----     --------     ------
"Portfolio"...................  $7,559      $150      $150        $500       $8,359
Customer......................     623       561        --          30        1,214
                                -------     -----     -----     --------     ------
  Total interest rate swaps...  $8,182      $711      $150        $530       $9,573
                                -------     -----     -----     --------     ------
                                -------     -----     -----     --------     ------

The banks enter into interest rate cap and floor agreements in the management of their interest rate risk and to accommodate the business needs of customers. These financial instruments transfer interest rate risk at predetermined levels. The banks receive a fee as compensation for writing interest rate caps and floors. The interest rate risk from writing interest rate caps and floors is minimized by the banks through offsetting transactions.

Financial futures contracts and options on financial futures provide for the delayed delivery or purchase of securities, interest rate instruments or foreign currency. The banks enter into forward contracts and options to hedge their interest rate risk and in connection with customer transactions, as well as to minimize the interest rate risk exposure of mortgage banking activities.

17.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                 -------------------------
                       (in thousands)                               1993           1992
- -------------------------------------------------------------    ----------     ----------
ASSETS
  Cash and due from banks....................................    $    1,004     $      827
  Interest-bearing deposits with bank affiliates.............       481,000        344,000
  Securities purchased from bank affiliates under resale
     agreements..............................................         5,466            603
  Investment securities......................................        46,936         61,410
  Loans and advances to subsidiaries:
     Banks and bank holding companies........................       218,507        172,229
     Nonbank subsidiaries....................................       227,403        271,980
                                                                 ----------     ----------
                                                                    445,910        444,209
  Investment in subsidiaries:
     Banks and bank holding companies........................     4,515,267      4,259,452
     Nonbank subsidiaries....................................       192,953        194,309
                                                                 ----------     ----------
                                                                  4,708,220      4,453,761
  Other assets...............................................       226,770        168,061
                                                                 ----------     ----------
     TOTAL ASSETS............................................    $5,915,306     $5,472,871
                                                                 ----------     ----------
                                                                 ----------     ----------
LIABILITIES
  Short-term borrowings......................................    $   27,600     $  120,000
  Long-term debt.............................................     1,142,785      1,282,479
  Accrued interest and other liabilities.....................       351,354        143,104
                                                                 ----------     ----------
     Total liabilities.......................................     1,521,739      1,545,583
SHAREHOLDERS' EQUITY.........................................     4,393,567      3,927,288
                                                                 ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............    $5,915,306     $5,472,871
                                                                 ----------     ----------
                                                                 ----------     ----------

CONDENSED STATEMENTS OF INCOME

                                                                               DECEMBER 31,
                                                                 ----------------------------------------
                       (in thousands)                               1993           1992           1991
- -------------------------------------------------------------    ----------     ----------     ----------
INCOME
  Dividends from subsidiaries:
     Banks and bank holding companies........................    $  664,981     $  218,764     $  408,707
     Nonbank subsidiaries....................................         3,843          5,292         12,573
  Management fees and interest income from subsidiaries......       113,684         95,169         78,051
  Other income...............................................        34,549         12,323          3,129
                                                                 ----------     ----------     ----------
                                                                    817,057        331,548        502,460
EXPENSES
  Interest on borrowed funds.................................        97,584         84,613         74,859
  Merger and integration charges.............................       118,718         77,380         18,139
  Personnel and other expenses...............................       198,136         82,743         99,571
                                                                 ----------     ----------     ----------
                                                                    414,438        244,736        192,569
  Income before income tax benefit and equity in
     undistributed net income (loss) of subsidiaries.........       402,619         86,812        309,891
  Income tax benefit.........................................        81,710         45,403         32,221
                                                                 ----------     ----------     ----------
                                                                    484,329        132,215        342,112
Equity in undistributed net income (loss) of subsidiaries....       225,597        459,883        (28,416)
                                                                 ----------     ----------     ----------
     NET INCOME..............................................    $  709,926     $  592,098     $  313,696
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

CONDENSED STATEMENTS OF CASH FLOW

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                 (in thousands)                        1993         1992         1991
- -------------------------------------------------    --------     --------     --------
OPERATING ACTIVITIES
  Net income.....................................    $709,926     $592,098     $313,696
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income taxes.......................     (15,315)         (63)      (3,378)
     Gain on sale of subsidiary..................     (29,410)          --           --
     Net increase in other assets................     (38,037)     (53,552)      (6,492)
     Net increase in other liabilities...........      72,688       12,570       12,685
     Amortization of intangibles.................       8,754        7,704        7,559
     Net increase in accrued merger and
       integration charges.......................      78,261       18,930       12,114
     Equity in undistributed net (income) loss of
       subsidiaries..............................    (225,597)    (459,883)      28,416
     Other operating activities, net.............       3,377        7,627         (179)
                                                     --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES........     564,647      125,431      364,421
INVESTING ACTIVITIES
  Proceeds from prepayments and maturities of
     investment securities.......................       8,523        8,404       30,915
  Purchases of investment securities.............      (5,929)     (15,834)     (46,510)
  Net (increase) decrease in security resale
     agreements..................................      (4,863)     237,974     (180,029)
  Net (increase) decrease in interest-bearing
     deposits....................................    (137,000)    (273,071)       3,251
  Net decrease (increase) in loans
     and advances to subsidiaries................     116,676     (259,774)    (206,115)
  Proceeds from sale of subsidiary...............     148,054           --           --
  Purchase of subsidiary.........................    (137,431)          --           --
  Purchases of premises and equipment............     (10,895)      (3,317)      (1,367)
  Increase in investments in subsidiaries........      (6,460)     (24,893)      (2,786)
  Other investing activities, net................          --       (2,442)         (88)
                                                     --------     --------     --------
NET CASH USED IN INVESTING ACTIVITIES............     (29,325)    (332,953)    (402,729)
FINANCING ACTIVITIES
  Net increase (decrease) in short-term
     borrowings..................................     (92,400)      64,122     (224,528)
  Net proceeds from issuance of long-term debt...     305,100      451,655      222,630
  Payments on long-term debt.....................    (430,465)    (115,630)     (94,310)
  Purchase of treasury stock.....................          --           --       (8,340)
  Net proceeds from issuance of preferred
     stock.......................................          --           --      154,656
  Redemption of preferred stock..................     (85,770)          --           --
  Net proceeds from issuance of common stock.....          --           --      122,885
  Net adjustment related to pooling of
     interests...................................          --         (515)          --
  Proceeds from issuance of common stock pursuant
     to employee stock purchase, stock option and
     dividend reinvestment plans.................      28,238       39,442       41,084
  Cash dividends.................................    (262,528)    (233,480)    (182,906)
  Other financing activities, net................       2,680           --           --
                                                     --------     --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES.....................................    (535,145)     205,594       31,171
                                                     --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM
  BANKS..........................................         177       (1,928)      (7,137)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR.....         827        2,755        9,892
                                                     --------     --------     --------
CASH AND DUE FROM BANKS AT END OF YEAR...........    $  1,004     $    827     $  2,755
                                                     --------     --------     --------
                                                     --------     --------     --------

- ---------------
For the years ended December 31, 1993, 1992 and 1991, the parent company paid interest on borrowed funds of $98.1 million, $78.2 million and $70.6 million, respectively.


(A)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for Society Corporation and subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(A)(3) EXHIBITS*

       3.1     Amended and Restated Articles of Incorporation of KeyCorp. Filed as Exhibit 7
               to Form 8-A/A filed on February 25, 1994, and incorporated herein by reference.
       3.2     Regulations of KeyCorp. Filed as Exhibit 6 to Form 8-A/A filed on February 25,
               1994, and incorporated herein by reference.
       4.1     Rights Agreement, dated as of August 25, 1989, between Society Corporation and
               First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 1
               to Form 8-A filed on August 29, 1989, and incorporated herein by reference.
       4.2     First Amendment to Rights Agreement, dated as of February 21, 1991, between
               Society Corporation and First Chicago Trust Company of New York, as Rights
               Agent. Filed as Exhibit 2 to Form 8, filed on February 28, 1991, amending
               Registration Statement on Form 8-A filed August 29, 1989, and incorporated herein by reference.
       4.3     Second Amendment to Rights Agreement, dated as of September 12, 1991, between
               Society Corporation and First Chicago Trust Company of New York, as Rights
               Agent. Filed as Exhibit 4 to Schedule 13D filed September 23, 1991, and incorporated herein by reference.
       4.4     Resignation of First Chicago Trust Company of New York as Rights Agent and
               appointment of Society National Bank as Rights Agent effective July 1, 1992.
               Filed as Exhibit 4.4 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
       4.5     Third Amendment to Rights Agreement, dated as of October 1, 1993, between
               Society Corporation and Society National Bank, as Rights Agent. Filed as
               Exhibit 4 to Schedule 13D filed on October 12, 1993, and incorporated herein by reference.
       4.6     Deposit Agreement, dated July 27, 1991, by and between old KeyCorp and Chase
               Manhattan Bank. Filed as Exhibit 4(c) to old KeyCorp's Registration Statement
               on Form S-3 (Registration No. 33-40633), and incorporated herein by reference.
      10.1     Society Corporation Management Incentive Compensation Plan (November 30, 1993
               Restatement)
      10.2     Society Corporation Long-Term Incentive Compensation Plan (November 30, 1993
               Restatement)
      10.3     Society Corporation Supplemental Retirement Plan (January 1, 1993 Amendment
               and Restatement). Filed as Exhibit 10.3 to Form 10-K for the year ended
               December 31, 1992, and incorporated herein by reference.
      10.4     Society Corporation Excess Benefit Retirement Plan (April 26, 1990 Amendment
               and Restatement). Filed as Exhibit 10.4 to Form 10-K for the year ended
               December 31, 1990, and incorporated herein by reference.
      10.5     Society Corporation Supplemental Stock Purchase and Savings Plan (December 30,
               1992 Amendment and Restatement). Filed as Exhibit 10.5 to Form 10-K for the
               year ended December 31, 1992, and incorporated herein by reference.
      10.6     Compensation Continuance Agreement executed between Society Corporation and certain executive officers of Society Corporation as of December 5, 1990.
               Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.
      10.7     Compensation Continuance Agreement executed between Society Corporation and certain executive officers of Society Corporation as of March 31, 1992. Filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
      10.8     Compensation Continuation Agreements executed between Society Corporation and certain executive officers of Society Corporation as of June 24, 1993.

      10.9     Amended and Restated Employment Agreement between Society Corporation and
               Victor J. Riley, Jr., dated December 20, 1993. Filed as Exhibit 99(f) to
               Registration Statement on Form S-4 filed on December 28, 1993 (Registration
               No. 33-51717), and incorporated herein by reference.
     10.10     Amended and Restated Employment Agreement between Society Corporation and
               Robert W. Gillespie, dated December 20, 1993.
     10.11     Employment Agreement between Society Corporation and Roger Noall, dated
               February 4, 1994.
     10.12     Agreement dated August 16, 1990, between Society Corporation and George H.
               Cress. Filed as Exhibit 10.10 to Form 10-K for the year ended December 31,
               1990, and incorporated herein by reference.
     10.13     Society Corporation Director Deferred Compensation Plan (June 30, 1993
               Restatement).
     10.14     Society Corporation Compensation Arrangement Relating to Financial Planning
               and Tax Services. Filed as Exhibit 10.12 to Form 10-K for the year ended
               December 31, 1990, and incorporated herein by reference.
     10.15     Society Corporation Corporate Universal Life Policy Program.
     10.16     Society Corporation Supplemental Long Term Disability Program.
     10.17     1985 St. Joseph Bancorporation, Inc. Master Stock Compensation Plan. Filed as
               Exhibit 10.26 to Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
     10.18     Trustcorp, Inc. Excess Retirement Plan. Filed as Exhibit 10.27 to Form 10-K
               for the year ended December 31, 1989, and incorporated herein by reference.
     10.19     Society Corporation 1977 Stock Option Plan, as amended. Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
     10.20     Society Corporation 1984 Stock Option Plan, as amended. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
     10.21     Society Corporation 1984 Stock Appreciation Rights Plan, as amended. Filed as
               Exhibit 10.17 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
     10.22     Centran Corporation 1984 Stock Option Plan, as amended. Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
     10.23     Society Corporation 1988 Stock Option Plan, as amended.
     10.24     Society Corporation 1988 Stock Appreciation Plan, as amended.
     10.25     1987 Stock Option Plan of Trustcorp, Inc. Filed as Exhibit 10.24 to Form 10-K
               for the year ended December 31, 1989, and incorporated herein by reference.
     10.26     1981 Incentive Stock Option Plan of Toledo Trustcorp, Inc. Filed as Exhibit
               10.25 to Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
     10.27     Society Corporation 1991 Equity Compensation Plan. Filed as Exhibit 10 to Form
               10-Q for the quarter ended March 31, 1991, and incorporated herein by reference.
     10.28     First Amendment to Society Corporation 1991 Equity Compensation Plan.
     10.29     Restatement of the Ameritrust Long-Term Incentive Plan as the Ameritrust Stock
               Option Plan Filed as Exhibit 10.25 to Form 10-K for the year ended December
               31, 1991, and incorporated herein by reference.
     10.30     Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988.
               Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
     10.31     Ameritrust Corporation Excess Benefit Plan. Filed as Exhibit 10.29 to Form
               10-K for the year ended December 31, 1991, and incorporated herein by reference.

     10.32     Ameritrust Corporation Deferred Compensation Plan. Filed as Exhibit 10.30 to
               Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
   **10.33     Old KeyCorp Supplemental Disability Benefit Plan (Specimen Document).
   **10.34     Old KeyCorp Performance Unit Plan.
     10.35     Form of old KeyCorp Severance Agreement.
     10.36     Form of old KeyCorp Employment Agreement.
     10.37     Form of Amendment to Employment Agreement and Severance Agreement for Old
               KeyCorp executives.
     10.38     Form of Amendment to Change of Control Agreement for Society executives, dated
               December 20, 1993. Filed as Exhibit 99(i) to Registration Statement on Form
               S-4 filed December 28, 1993 (Registration No. 33-51717), and incorporated herein by reference.
     10.39     Form of Change of Control Agreement for old KeyCorp executives and Society executives, dated December 20, 1993. Filed as Exhibit 99(j) to Registration
               Statement on Form S-4 filed December 28, 1993 (Registration No. 33-51717), and incorporated herein by reference.
     10.40     Old KeyCorp Stock Option Plan.
     10.41     Old KeyCorp Directors' Stock Option Plan.
     10.42     Old KeyCorp 1988 Stock Option Plan, as amended.
   **10.43     Old KeyCorp Executive Incentive Compensation Plan Description.
   **10.44     Old KeyCorp Deferred Compensation Plan for Directors, effective June 1, 1990.
   **10.45     Old KeyCorp Executive Deferred Compensation Plan, effective June 1, 1990.
   **10.46     Old KeyCorp Survivor Benefit Plan, effective September 1, 1990.
   **10.47     Old KeyCorp Directors' Survivor Benefit Plan, effective September 1, 1990.
   **10.48     Old KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective
               July 1, 1990 and restated August 16, 1990.
   **10.49     Old KeyCorp Umbrella Trust for Executives, between KeyCorp and National Bank of Detroit dated July 1, 1990.
   **10.50     Old KeyCorp Umbrella Trust for Directors, between KeyCorp and National Bank of
               Detroit dated July 1, 1990.
   **10.51     Employment Agreement between old KeyCorp and William H. Dougherty dated August
               15, 1991.
        11     Statement re: Computation of Per Share Earnings.
        21     Subsidiaries of the Registrant.
        23     Consent of Ernst & Young, Independent Auditors.
        24     Powers of Attorney.

Society hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.51 constitute management contracts or compensatory plans or arrangements.
- ---------------

 * Copies of these Exhibits have been filed with Securities and Exchange Commission. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing Mr. Jay S. Gould, Investor Relations, at 127 Public Square 01-127-0406, Cleveland, Ohio 44114-1306.

** These Exhibits are incorporated by reference from old KeyCorp's Current
   Report on Form 8-K dated March 9, 1992.

(b) Reports on Form 8-K

     October 13, 1993 -- Item 5. Other Events. On October 1, 1993, Society
                         announced the signing of a definitive agreement providing for the merger of old KeyCorp into and with Society.

     November 19, 1993 -- Item 7. Financial Statements, Pro Forma Financial
                          Information, and Exhibits. Society filed certain pro forma financial information that gives effect to the proposed merger of Society and old KeyCorp, and supplemental historical financial statements of old KeyCorp and its subsidiaries.

No other reports on Form 8-K were filed during the three-month period ended December 31, 1993.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                            KEYCORP

                                            CARTER B. CHASE
                                            Executive Vice President,
                                            Secretary and
                                            General Counsel
                                            March 31, 1994

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

       SIGNATURE                TITLE
- ----------------------------------------------
*Victor J. Riley, Jr.  Chairman of the Board,
                       Chief Executive
                       Officer, and Director
                       (Principal Executive
                       Officer)
*Robert W. Gillespie   President, Chief
                       Operating Officer, and
                       Director (Principal
                       Operating Officer)
*James W. Wert         Senior Executive Vice
                       President and Chief
                       Financial Officer
                       (Principal Financial
                       Officer)
*Lee G. Irving         Executive Vice
                       President, Treasurer
                       and Chief Accounting
                       Officer (Principal
                       Accounting Officer)

*H. Douglas Barclay    Director
*William G. Bares      Director
*Albert C. Bersticker  Director
*Thomas A. Commes      Director
*Kenneth M. Curtis     Director
*John C. Dimmer        Director
*Lucie J. Fjeldstad    Director
*Stephen R. Hardis     Director
*Henry S. Hemingway    Director
*Charles R. Hogan      Director
*Lawrence A. Leser     Director
*Steven A. Minter      Director
*M. Thomas Moore       Director
*John C. Morley        Director
*Richard W. Pogue      Director
*Robert A. Schumacher  Director
*Ronald B. Stafford    Director
*Dennis W. Sullivan    Director
*Peter G. Ten Eyck, II Director
*Nancy B. Veeder       Director
*By Carter B. Chase, attorney-in-fact
  March 31, 1994