Form 10-Q
period 1994-03-31
KEYCORP/NEW
filed 1994-05-16
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-Q

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended March 31, 1994

                                       OR

          [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From _____________ To ____________

                          Commission File Number 0-850


                                    KEYCORP
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                          34-6542451
- -----------------------------------                ---------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 127 Public Square, Cleveland, Ohio                         44114-1306
- --------------------------------------------------    ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (216) 689-3000
                                                      ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   [ X  ]   No [      ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Shares, $1 par value                        244,865,860 Shares
- -------------------------------------           -------------------------------
         (Title of class)                       (Outstanding at April 30, 1994)


                                                              KEYCORP

                                                         TABLE OF CONTENTS


                                                   PART I. FINANCIAL INFORMATION
                                                   -----------------------------

        Item 1.         FINANCIAL STATEMENTS  (UNAUDITED)                                               PAGE NO.
                        ---------------------------------                                               --------

                        Consolidated Balance Sheets --
                          March 31, 1994, December 31, 1993, and March 31, 1993                             3

                        Consolidated Statements of Income --
                          Three months ended March 31, 1994 and 1993                                        4

                        Consolidated Statements of Changes in Shareholders' Equity --
                          Three months ended March 31, 1994 and 1993                                        5

                        Consolidated Statements of Cash Flow --
                          Three months ended March 31, 1994 and 1993                                        6

                        Notes to Consolidated Financial Statements                                          7

                        Independent Accountants' Review Report                                             15

        Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        -----------------------------------------------------------
                        AND RESULTS OF OPERATIONS
                        -------------------------                                                          16


                                                    PART II. OTHER INFORMATION
                                                    --------------------------

        Item 1.         LEGAL PROCEEDINGS                                                                  35
                        -----------------
        Item 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                   35
                        --------------------------------
                        SIGNATURE                                                                          36



    PART I.  FINANCIAL INFORMATION

    KEYCORP AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,     DECEMBER 31,       MARCH 31,
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  1994             1993            1993
- --------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)                      (UNAUDITED)
    ASSETS
      Cash and due from banks                                                  $2,830,739       $2,777,438      $2,832,995
      Short-term investments                                                       66,077          107,219       1,678,939
      Mortgage loans held for sale                                                901,599        1,325,338         653,931
      Securities available for sale (fair value in 1993: $1,794,845
        and $2,287,787, respectively)                                           4,474,809        1,726,828       2,189,373
      Investment securities (fair value: $9,060,585, $11,340,201
        and $9,761,370)                                                         9,091,151       11,122,093       9,452,437
      Loans                                                                    41,379,815       40,071,244      38,371,674
        Less: Allowance for loan losses                                           812,592          802,712         793,247
- --------------------------------------------------------------------------------------------------------------------------
           Net loans                                                           40,567,223       39,268,532      37,578,427
      Premises and equipment                                                      910,937          912,870         891,501
      Other real estate owned                                                     134,301          150,362         327,107
      Goodwill                                                                    381,440          385,359         406,766
      Other intangible assets                                                     161,545          163,989         262,152
      Purchased mortgage servicing rights                                         197,921          188,592         176,423
      Other assets                                                              1,758,077        1,502,531       1,400,791
- --------------------------------------------------------------------------------------------------------------------------
            Total assets                                                      $61,475,819      $59,631,151     $57,850,842
==========================================================================================================================
    LIABILITIES
      Deposits in domestic offices:
        Noninterest-bearing                                                    $8,213,644       $8,826,300      $7,780,409
        Interest-bearing                                                       36,181,995       35,658,315      35,979,503
      Deposits in foreign office -- interest-bearing                            2,484,963        2,014,533       1,204,408
- --------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                       46,880,602       46,499,148      44,964,320
      Federal funds purchased and securities sold
       under agreements to repurchase                                           5,674,508        4,120,258       5,036,226
      Other short-term borrowings                                               1,560,153        1,776,192         880,673
      Other liabilities                                                         1,079,668        1,078,116       1,029,115
      Long-term debt                                                            1,744,545        1,763,870       1,904,104
- --------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                    56,939,476       55,237,584      53,814,438
    SHAREHOLDERS' EQUITY
       Preferred stock, $1 par value; authorized 25,000,000 shares,
         none issued                                                                 ---              ---              ---
       Cumulative Preferred Stock:
         Series A, $50 stated value; issued 479,374 shares                           ---              ---           23,970
         Class A (Series B in 1993), $125 stated value; authorized 1,400,000
             shares, issued 1,280,000 shares                                      160,000          160,000         160,000
       Common Shares, $1 par value; authorized 900,000,000 shares;
             issued 245,898,999, 242,827,755 and 239,764,768 shares               245,899          242,828         239,765
       Capital surplus                                                          1,466,502        1,433,861       1,379,741
       Retained earnings                                                        2,769,062        2,641,450       2,326,343
       Loans to ESOP trustee                                                      (63,909)         (63,909)        (63,909)
       Net unrealized securities gains (losses)                                   (22,588)             ---
       Treasury stock at cost (1,135,833, 1,280,604 and 1,828,598 shares)         (18,623)         (20,663)        (29,506)
- --------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                          4,536,343        4,393,567       4,036,404
- --------------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                        $61,475,819      $59,631,151     $57,850,842
==========================================================================================================================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    KEYCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                      THREE  MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------------
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              1994                              1993
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

        Loans                                                                  $826,281                             $810,460
        Mortgage loans held for sale                                             18,424                               14,510
        Taxable investment securities                                           100,554                              148,090
        Tax-exempt investment securities                                         23,349                               28,349
        Securities available for sale                                            74,994                               39,949
        Short-term investments                                                    1,388                                6,044
- -------------------------------------------------------------------------------------------------------------------------------
           Total interest income                                              1,044,990                            1,047,402
INTEREST EXPENSE
        Deposits                                                                296,121                              319,083
        Federal funds purchased and securities
           sold under agreements to repurchase                                   38,967                               34,569
        Other short-term borrowings                                              14,190                                8,089
        Long-term debt                                                           27,600                               31,536
- -------------------------------------------------------------------------------------------------------------------------------
           Total interest expense                                               376,878                              393,277
- -------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                             668,112                              654,125
    Provision for loan losses                                                    36,792                               55,851
- -------------------------------------------------------------------------------------------------------------------------------
           Net interest income after provision for loan
             losses                                                             631,320                              598,274

NONINTEREST INCOME

        Service charges on deposit accounts                                      62,317                               60,724
        Trust income                                                             57,037                               62,915
        Mortgage banking income                                                  19,378                               13,985
        Credit card fees                                                         16,668                               16,287
        Insurance and brokerage income                                           16,007                               14,094
        Special asset management fees                                             2,156                               16,291
        Net securities gains                                                      6,428                                1,286
        Other income                                                             46,565                               36,975
- -------------------------------------------------------------------------------------------------------------------------------

           Total noninterest income                                             226,556                              222,557

NONINTEREST EXPENSE
        Personnel                                                               275,598                              257,351
        Net occupancy                                                            55,494                               50,943
        Equipment                                                                39,868                               38,679
        FDIC insurance assessments                                               23,999                               26,255
        Professional fees                                                        12,504                               12,997
        OREO expense, net                                                         1,332                                8,660
        Other expense                                                           134,032                              140,157
- -------------------------------------------------------------------------------------------------------------------------------
           Total noninterest expense                                            542,827                              535,042
- -------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                      315,049                              285,789
        Income taxes                                                            106,412                               95,915
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $    208,637                        $     189,874
===============================================================================================================================
Net income applicable to Common Shares                                     $    204,637                        $     184,385
Net income per Common Share                                                         .85                                  .77

Weighted average Common Shares outstanding                                  241,925,802                          237,925,676
===============================================================================================================================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                              NET
                                                                                                           UNREALIZED
                                                                                                LOANS TO   SECURITIES   COMMON
                                                 PREFERRED  COMMON     CAPITAL     RETAINED       ESOP       GAINS     SHARES IN
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   STOCK    SHARES     SURPLUS     EARNINGS     TRUSTEE    (LOSSES)    TREASURY
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                    $243,970  $237,364   $1,336,556   $2,206,051    $(65,478)              $(31,175)

      Net income                                                                     189,874
      Cash dividends on Common Shares ($.28
         per share)                                                                  (32,691)
      Cash dividends on Fixed/Adjustable
         Rate Cumulative Preferred Stock ($1.297
         per share)                                                                   (1,556)
      Cash dividend declared by pooled
         company prior to merger:
            Common Stock                                                             (31,156)
            Preferred Stock                                                           (4,451)
      Issuance of Common Shares:
            Acquisition - 2,111,638 shares                   2,112       38,493
            Dividend reinvestment, stock option
             and purchase plans - 392,350 shares               289        6,492                                           1,669
      Redemption of 1,200,000 shares of
            Fixed/Adjustable Rate Cumulative
            Preferred Stock                      (60,000)                (1,800)
      Tax benefits attributable to ESOP dividends                                        272
      Loan payments from ESOP trustee                                                              1,569
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1993                       $183,970  $239,765   $1,379,741   $2,326,343    $(63,909)              $(29,506)
====================================================================================================================================

BALANCE AT DECEMBER 31, 1993                    $160,000  $242,828   $1,433,861   $2,641,450    $(63,909)              ($20,663)
      Adjustment to beginning balance for
         change in accounting method, net of
         income taxes of $26,621                                                                            $46,153
      Adjustments relating to poolings of interests            (11)        (375)
      Net income                                                                     208,637
      Cash dividends on Common Shares ($.32
         per share)                                                                  (37,575)
      Cash dividends declared by pooled
         company prior to merger:
            Common Stock                                                             (39,793)
            Preferred Stock                                                           (4,000)
      Issuance of Common Shares:
            Acquisition - 2,900,389 shares                   2,900       29,503
            Dividend reinvestment, stock option
                and purchase plans - 326,206 shares            182        3,513                                           2,040
      Change in unrealized securities gains
           (losses), net of income taxes of $(39,124)                                                       (68,741)
      Tax benefits attributable to ESOP dividends                                        343
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1994                       $160,000  $245,899   $1,466,502   $2,769,062    $(63,909)  $(22,588)   $(18,623)
====================================================================================================================================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)



                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                              -------------------------------
    (IN THOUSANDS)                                                                              1994                    1993
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                 $208,637                 $189,874
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                               36,792                   55,851
        Depreciation expense                                                                    28,991                   26,906
        Amortization of intangibles                                                             12,536                   14,529
        Amortization of purchased mortgage servicing rights                                     11,264                   12,645
        Deferred income taxes                                                                   13,388                    8,185
        Net securities gains                                                                    (6,428)                  (1,286)
        Net decrease in mortgage loans held for sale                                           423,739                  284,610
        Gains from the sales of other real estate owned                                           (868)                     (89)
        Other operating activities, net                                                       (105,913)                 183,405
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      622,138                  774,630
INVESTING ACTIVITIES
   Net increase in loans                                                                    (1,090,688)                (348,388)
   Purchases of investment securities                                                       (2,708,771)                (634,098)
   Proceeds from sales of investment securities                                                    ---                      767
   Proceeds from prepayments and maturities of investment securities                           803,434                  618,129
   Purchases of securities available for sale                                                 (156,606)                  (7,697)
   Proceeds from sales of securities available for sale                                      1,133,866                  207,444
   Proceeds from prepayments and maturities of securities available for sale                   148,975                   83,342
   Net (increase) decrease in short-term investments                                            41,142                 (574,820)
   Purchases of premises and equipment                                                         (21,667)                 (50,526)
   Proceeds from sales of premises and equipment                                                 2,021                   10,212
   Proceeds from sales of other real estate owned                                               17,997                   20,849
   Purchases of mortgage servicing rights                                                      (19,411)                 (16,700)
   Net cash provided by (used in) acquisitions                                                  30,690                  (52,909)
- ------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (1,819,018)                (744,395)
FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                          40,407               (1,061,554)
   Net increase in short-term borrowings                                                     1,337,546                  762,634
   Proceeds from issuance of long-term debt                                                     50,900                  199,958
   Payments on long-term debt                                                                  (71,926)                 (86,523)
   Redemption of preferred stock                                                                   ---                  (61,800)
   Proceeds from issuance of common stock pursuant to employee
     stock purchase, stock option and dividend reinvestment plans                                6,042                    7,953
   Cash dividends                                                                             (113,311)                 (57,538)
   Other financing activities, net                                                                 523                   19,893
- ---------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         1,250,181                 (276,977)
- ---------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                             53,301                 (246,742)
 CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              2,777,438                3,079,737
- ---------------------------------------------------------------------------------------------------------------------------------
 CASH AND DUE FROM BANKS AT END OF PERIOD                                                   $2,830,739               $2,832,995
=================================================================================================================================
Additional disclosures relative to cash flows:
   Interest paid                                                                              $387,052                 $385,847
   Income taxes paid (received)                                                                (10,525)                 (13,019)
 Noncash item:
   Transfer of loans to other real estate owned                                                 16,827                   19,659
==================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    KEYCORP AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    1. BASIS OF PRESENTATION

    On March 1, 1994, KeyCorp merged into and with Society Corporation ("Society"), which was the surviving corporation under the name KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2, Mergers, Acquisitions and Divestitures, below.


    The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries (the "Corporation"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 1993 Annual Report to Shareholders filed on Form 8-K on April 20, 1994. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

    2. MERGERS, ACQUISITIONS AND DIVESTITURES

    FAR WEST FEDERAL SAVINGS BANK BRANCHES
    On April 15, 1994, Key Bank of Oregon ("Key Bank"), an indirect wholly-owned subsidiary of KeyCorp, assumed approximately $418 million in deposits of 21 branches from the Resolution Trust Corporation ("RTC"), as receiver for the failed Far West Federal Savings Bank of Portland, Oregon. Key Bank paid a premium of $27.5 million in the transaction.

    COMMERCIAL BANCORPORATION OF COLORADO
    On March 24, 1994, Commercial Bancorporation of Colorado ("CBC"), a bank holding company with subsidiary banks operating in the Denver, Colorado Springs, Sterling and Fort Collins areas of Colorado, merged with Key Bank of Colorado, a wholly-owned subsidiary of KeyCorp. Under the terms of the merger agreement, 2,900,389 KeyCorp Common Shares were exchanged for all of the outstanding shares of CBC common stock (based on an exchange ratio of .899 common shares for each share of CBC). CBC had total assets of $390 million at December 31, 1993. The merger qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of CBC because the transaction was not material to KeyCorp.

    KEYCORP-SOCIETY MERGER
    On March 1, 1994, KeyCorp ("old KeyCorp"), a financial services company headquartered in Albany, New York, with approximately $33 billion in assets as of December 31, 1993, merged into and with Society Corporation ("Society"), a financial services holding company headquartered in Cleveland, Ohio, with approximately $27 billion in assets at year-end 1993, which was the surviving corporation and assumed the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp common stock (based on an exchange ratio of 1.205 shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp.

    PENDING ACQUISITIONS

    STATE HOME SAVINGS BANK, FSB
    On May 6, 1994, Society National Bank, a wholly-owned subsidiary of KeyCorp, reached a definitive agreement to acquire State Home Savings Bank, FSB, ("State Home Savings") based in Bowling Green, Ohio, in a cash purchase. The agreement is subject to certain regulatory and board approvals and the transaction is expected to close in the fall of 1994. It is anticipated that the proposed acquisition will be accounted for as a purchase. State Home Savings is a closely-held Federal savings bank with total assets of $338 million at March 31, 1994, and 14 branches in five Northwest Ohio counties.

    THE BANK OF GREELEY
    On October 5, 1993, KeyCorp agreed to acquire the Bank of Greeley, a single branch bank headquartered in Greeley, Colorado ("Greeley Bank"). Under terms of the agreement, all shares of Greeley Bank will be exchanged for approximately 240,000 KeyCorp Common Shares. Greeley Bank had total assets of approximately $61 million at December 31, 1993.

    3. SECURITIES AVAILABLE FOR SALE

    Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, equity securities having readily determinable fair values and all investments in debt securities are classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available for sale" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported in a separate component of shareholders' equity.
    Gains or losses from the sale of securities available for sale are computed using the specific identification method and included in net securities gains.

    As a result of this accounting change, approximately $4.5 billion of securities were classified as available for sale at March 31, 1994, and shareholders' equity was reduced by $22.6 million, representing the net unrealized loss on these securities, net of deferred income taxes. This accounting change had no impact on net income.

    The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in thousands):

                                                                         MARCH 31, 1994
                                                 ----------------------------------------------------------------------------
                                                                   GROSS                 GROSS
                                                 AMORTIZED      UNREALIZED             UNREALIZED               FAIR
                                                    COST          GAINS                  LOSSES                 VALUE
                                                -----------      ----------            ----------             ----------
 U.S. Treasury, agencies and corporations        $1,430,129        $22,849               ($5,542)             $1,447,436
 Mortgage-backed securities                       2,787,809         22,986               (76,053)              2,734,742
 Other securities                                   291,962            780                  (111)                292,631
                                                -----------      ----------            ----------             ----------
   Total                                         $4,509,900        $46,615              ($81,706)             $4,474,809
                                                ===========      ==========            ==========             ==========

                                                                             DECEMBER 31, 1993
                                                      -------------------------------------------------------------------
                                                                          GROSS            GROSS
                                                       AMORTIZED      UNREALIZED        UNREALIZED          FAIR
                                                          COST            GAINS            LOSSES            VALUE
                                                       ----------     ----------       ----------          ----------
U.S. Treasury, agencies and corporations               $1,433,980        $64,136           ($171)          $1,497,945
Mortgage-backed securities                                269,735          4,165            (861)             273,039
Other securities                                           23,113            753              (5)              23,861
                                                       ----------     ----------       ----------          ----------
  Total                                                $1,726,828        $69,054          ($1,037)         $1,794,845
                                                       ==========     ==========       ==========          ==========


Securities available for sale by remaining contractual maturity were as follows (in thousands):

                                                                                                  MARCH 31, 1994
                                                                                       ---------------------------------
                                                                                         AMORTIZED                FAIR
                                                                                            COST                  VALUE
                                                                                       ----------              ----------
Due in one year or less                                                                  $440,026                $403,750
Due after one through five years                                                        2,455,030               2,396,748
Due after five through ten years                                                        1,466,522               1,443,354
Due after ten years                                                                       148,322                 230,957
                                                                                       ----------              ----------
  Total                                                                                $4,509,900              $4,474,809
                                                                                       ==========              ==========

Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

During the first quarter of 1994, proceeds from the sales of securities available for sale were $1.1 billion, resulting in gross gains of $9.8 million and gross losses of $3.4 million.

4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities ("held-to-maturity securities") were as follows (in thousands):

                                                                                            MARCH 31, 1994
                                                                      -----------------------------------------------------------
                                                                                       GROSS               GROSS
                                                                      AMORTIZED      UNREALIZED         UNREALIZED          FAIR
                                                                         COST          GAINS               LOSSES          VALUE
                                                                      ----------     ----------        ----------       ----------
   U.S. Treasury, agencies and corporations                             $578,833         $8,012          $(13,450)        $573,395
   States and political subdivisions                                   1,605,613         61,399            (2,661)       1,664,351
   Mortgage-backed securities                                          6,472,865         30,227          (123,198)       6,379,894
   Other securities                                                      433,840          9,343              (238)         442,945
                                                                      ----------     ----------        ----------       ----------
       Total                                                          $9,091,151       $108,981         $(139,547)      $9,060,585
                                                                      ==========     ==========        ==========       ==========

                                                                                           DECEMBER 31, 1993
                                                                      ------------------------------------------------------------
                                                                                         GROSS            GROSS
                                                                       AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                                         COST            GAINS            LOSSES            VALUE
                                                                      ----------     ----------        ----------       ----------
   U.S. Treasury, agencies and corporations                             $795,966        $11,601             $(134)        $807,433
   States and political subdivisions                                   1,677,823        102,402              (394)       1,779,831
   Mortgage-backed securities                                          7,877,216        108,627           (18,889)       7,966,954
   Other securities                                                      771,088         14,900                (5)         785,983
                                                                      ----------     ----------        ----------       ----------
       Total                                                         $11,122,093       $237,530          $(19,422)     $11,340,201
                                                                     ===========     ==========        ==========       ==========

Investment securities by remaining contractual maturity were as follows (in thousands):

                                                                                     MARCH 31, 1994
                                                                    -----------------------------------------------
                                                                    AMORTIZED                               FAIR
                                                                      COST                                 VALUE
                                                                    ----------                           ----------
  Due in one year or less                                           $1,868,780                           $1,969,855
  Due after one through five years                                   3,925,793                            3,918,694
  Due after five through ten years                                   2,598,901                            2,510,453
  Due after ten years                                                  697,677                              661,583
                                                                    ----------                           ----------
       Total                                                        $9,091,151                           $9,060,585
                                                                    ==========                           ==========

  Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

  At March 31, 1994, investment and available for sale securities, with an aggregate amortized cost of approximately $8.0 billion were pledged to secure public and trust deposits and securities sold under repurchase agreements, and for other purposes required or permitted by law.

  5. LOANS

 Loans are summarized as follows (in thousands):

                                                             MARCH 31,                  DECEMBER 31,                 MARCH 31,
                                                                 1994                          1993                      1993
                                                           -----------                   ----------                 ----------
 Commercial, financial and agricultural                    $9,575,237                    $8,965,528                 $9,330,339
 Real estate - construction                                 1,164,134                     1,160,480                  1,448,830
 Real estate - commercial mortgage                          6,320,673                     6,228,188                  6,145,439
 Real estate - residential mortgage                        11,532,894                    11,026,319                 10,030,863
 Consumer                                                   9,400,693                     9,276,334                  8,874,117
 Student loans held for sale                                1,538,427                     1,648,611                  1,180,720
 Lease financing                                            1,763,850                     1,702,472                  1,289,296
 Foreign                                                       83,907                        63,312                     72,070
                                                           -----------                   ----------                 ----------
       Total                                              $41,379,815                   $40,071,244                $38,371,674
                                                          ============                   ==========                 ==========

Changes in the allowance for loan losses are summarized as follows (in thousands):
                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                         -------------------------------------
                                                                                              1994                        1993
                                                                                         ----------                 ----------
 Balance at  beginning of period                                                           $802,712                   $782,649
 Charge-offs                                                                                (55,453)                   (82,390)
 Recoveries                                                                                  24,138                     20,768
                                                                                         ----------                 ----------
      Net charge-offs                                                                       (31,315)                   (61,622)
 Provision for loan losses                                                                   36,792                     55,851
 Allowance of merged affiliates                                                               4,403                     16,369
                                                                                         ----------                 ----------
      Balance at end of period                                                             $812,592                   $793,247
                                                                                         ==========                 ==========

6. NONPERFORMING ASSETS

Nonperforming assets were as follows (in thousands):

                                                                   MARCH 31,         DECEMBER 31,             MARCH 31,
                                                                     1994                 1993                  1993
                                                                   --------             --------               --------
  Nonaccrual loans                                                 $315,438             $329,843              $495,366
  Restructured loans                                                  1,320                6,469                 2,087
                                                                   --------             --------               --------
       Total nonperforming loans                                    316,758              336,312               497,453
  Other real estate owned                                           167,501              186,052               351,060
  Allowance for OREO losses                                         (33,200)             (35,690)              (23,953)
                                                                   --------             --------               --------
        Other real estate owned, net of allowance                   134,301              150,362               327,107
  Other nonperforming assets                                         12,972               13,462                15,017
                                                                   --------             --------               --------
       Total nonperforming assets                                  $464,031             $500,136              $839,577
                                                                   ========             ========               ========

Changes in allowance for OREO losses are summarized as follows (in thousands):

                                                                    Three months ended March 31,
                                                                    -----------------------------
                                                                       1994                 1993
                                                                    --------             --------
 Balance at beginning of period                                     $35,690              $17,915
 Net charge-offs                                                     (3,584)              (2,056)
 Provision for other real estate owned losses                           880                8,094
 Allowance of merged affiliate                                          214                   --
                                                                    --------             --------
      Balance at end of period                                      $33,200              $23,953
                                                                    ========             ========

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

 7. LONG-TERM DEBT

 The components of long-term debt, presented net of unamortized discount where appropriate, were as follows (dollars in thousands):

                                                                        MARCH 31,          DECEMBER 31,        MARCH 31,
                                                                           1994                  1993             1993
                                                                        --------            --------            --------
 Medium-Term Notes due through 2003                                     $505,200            $546,230            $446,530
    8.125 %    Subordinated Notes due 2002                               197,963             197,902             197,716
    8.00 %     Subordinated Notes due 2004                               125,000             125,000             125,000
    8.40 %     Subordinated Capital Notes due 1999                        75,000              75,000              75,000
    8.875 %    Notes due 1996                                             74,786              74,772              74,729
   11.125 %    Notes due 1995                                             49,982              49,979              49,970
    8.48 %     Notes due 1997 through 2001                                48,864              48,864              48,864
    8.33 %     Notes due 1996                                             22,794              22,794              22,794
   12.63 %     Notes due 1994                                                 --               1,860               1,860
    7.875 %    Notes due 1993                                                 --                  --              99,965
    8.625 %    Notes due 1996                                                 --                  --              99,789
    9.45 %     Senior Notes due 1993                                          --                  --              75,000
    5.25 %     Floating Rate Subordinated Notes due 1997                      --                  --              50,000
    8.25 %     Notes due 1993                                                 --                  --              25,000
    9.56 %     Note due 1995                                                  --                  --              14,922
    7.75 %     Debentures due to 2002                                         --                  --              13,533
 All other long-term debt                                                  2,030                 384               4,420
                                                                        --------            --------            --------
       Total parent company                                            1,101,619           1,142,785           1,425,092

    7.85 %     Subordinated Notes due 2002                               199,828             199,823             198,562
    6.75 %     Subordinated Notes due 2003                               198,855             198,823                  --
 Federal Home Loan Bank Advances (1)                                     187,228             165,100             221,350
   10.00 %     Notes due 1995                                             36,735              36,735              36,735
 Industrial revenue bonds                                                 10,904              10,938              11,280
 All other long-term debt                                                  9,376               9,666              11,085
                                                                        --------            --------            --------
       Total subsidiaries                                                642,926             621,085             479,012
                                                                        --------            --------            --------
       Total                                                          $1,744,545          $1,763,870          $1,904,104
                                                                      ==========          ==========          ==========

(1) Long-term advances from the Federal Home Loan Bank of Seattle (FHLB) are at adjustable and fixed rates ranging from 3.19% to 12.13% at March 31, 1994, and mature at various dates through 2005. Real estate loans with a recorded value of $189.4 million and $174.5 million at March 31, 1994 and December 31, 1993, respectively, collateralize FHLB advances.

8. MERGER AND INTEGRATION CHARGES

During the fourth quarter of 1993, merger and integration charges of $118.7 million ($80.6 million after tax, $.33 per Common Share) were recorded in connection with the March 1, 1994, merger of old KeyCorp with and into Society (the "Merger"). These charges included accruals for merger expenses, consisting primarily of investment banking and other professional fees directly related to the Merger ($20.5 million); severance payments and other employee costs ($49.6 million); systems and facilities costs ($35.7 million); and other costs incident to the Merger ($12.9 million). These charges were recorded by the parent company in the fourth quarter of 1993 at which time management determined that it was probable that a liability for all such charges had been incurred and could be reasonably estimated. During the first quarter of 1994, there were no material developments with respect to merger and integration charges and management presently believes that the amount recorded during the fourth quarter of 1993 is adequate. The Merger is described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, on page 7 of this report.

9. INCOME TAXES

Income taxes included in the consolidated statements of income are as follows
(in thousands):
                                                                                Three months ended March 31,
                                                                      ----------------------------------------------
                                                                           1994                                 1993
                                                                      ---------                             --------
 Currently payable -- Federal                                           $85,904                              $77,116
 Currently payable -- State                                               7,120                               10,614
 Deferred -- Federal                                                     12,008                                9,356
 Deferred -- State                                                        1,380                               (1,171)
                                                                      ---------                             --------
     Total income tax expense                                          $106,412                              $95,915
                                                                      =========                             ========

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to effectively manage their exposure to interest rate risk.

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

                                                                                                  March 31, 1994
 FINANCIAL INSTRUMENTS WHOSE CONTRACTUAL AMOUNTS REPRESENT CREDIT RISK AND/OR                  -----------------
 MARKET RISK (IN THOUSANDS)
 Loan commitments:
     Credit card lines                                                                                $4,659,110
     Home equity                                                                                       2,803,181
     Commercial real estate and construction                                                           1,238,391
     Other                                                                                             8,435,058
                                                                                               -----------------
         Total loan commitments                                                                       17,135,740
 Other commitments:
     Standby letters of credit                                                                         1,153,596
     Commercial letters of credit                                                                        331,759
     Loans sold with recourse                                                                            143,914
                                                                                               -----------------
         Total loan and other commitments                                                            $18,765,009
                                                                                               =================
 FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACTUAL AMOUNTS EXCEED THE AMOUNT OF CREDIT
 AND/OR MARKET RISK (IN THOUSANDS)
 Mortgage loan sale commitments                                                                       $1,257,223
 Mortgage loan options                                                                                    90,000
 Futures and options on financial futures                                                              1,105,885
 Interest rate swap agreements                                                                        10,117,345
 Interest rate cap and floor agreements                                                                  109,334

The affiliate banks enter into interest rate swap agreements primarily to manage interest rate risk and to accommodate the business needs of customers. Under a typical swap agreement, one party pays a fixed rate of interest based on a notional amount to a second party, which pays to the first party a variable rate of interest based on the same notional amount. The management of interest rate risk through the use of "portfolio" interest rate swaps is usually accomplished by synthetically altering the interest rate characteristics of specifically designated assets or liabilities. The swaps have an average maturity of 3.8 years, with selected swaps having fixed maturity dates through 2003. The following is a summary of the notional amounts of outstanding interest rate swap agreements at March 31, 1994 (in millions):


                                                           Receive            Pay             Forward-
                                                             Fixed          Fixed             Starting            Total
                                                           -------         ------             --------          -------
 "Portfolio"                                                $8,208           $756                  $50           $9,014
  Customer                                                     576            499                   28            1,103
                                                           -------         ------             --------          -------
       Total interest rate swaps                            $8,784         $1,255                  $78          $10,117
                                                           =======         ======             ========          =======

Interest rate swaps were valued based on discounted cash flow models and had a fair value of $(126.6) million at March 31, 1994. The discounted cash flow models contemplate future interest rates using a forward yield-curve.

At March 31, 1994, the Corporation had a net deferred loss of $22.2 million which resulted from the termination of interest rate swaps used to synthetically alter certain financial instruments. Gains and losses from the termination of such interest rate swaps are deferred and amortized over the remaining lives of the related financial instruments.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP



We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the three-month periods then ended. These financial statements, which give effect to the March 1, 1994, merger of KeyCorp and Society Corporation, are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of KeyCorp as of December 31, 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated March 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                 /s/ Ernst & Young

Cleveland, Ohio
April 19, 1994

KEYCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


INTRODUCTION

On March 1, 1994, KeyCorp ("old KeyCorp"), a financial services holding company headquartered in Albany, New York, merged into and with Society Corporation ("Society"), a financial services holding company headquartered in Cleveland, Ohio. Society was the surviving corporation of the merger under the name "KeyCorp". The merger was accounted for as a pooling of interests and, accordingly, the financial information included in the remainder of this discussion and analysis of financial condition and results of operations of KeyCorp and its subsidiaries (the "Corporation") presents the combined results of old KeyCorp and Society as if the Merger had been in effect for all periods presented. This discussion should be read in conjunction with the consolidated financial statements and notes presented on pages 3 through 14 of this report.


PERFORMANCE OVERVIEW

Figure 1 presents certain income statement components for the first three months of 1994 and 1993 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting the financial performance of the Corporation for the last five quarters. Each of the items referred to in this performance overview and in Figures 1 and 2 is more fully described in the following discussion or in the notes to the consolidated financial statements presented on pages 3 through 14 of this report.

FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE

                                                            THREE MONTHS ENDED MARCH 31,           CHANGE
                                                            ----------------------------    ----------------------
                                                                1994          1993           AMOUNT       PERCENT
                                                               ------         ------        -------       --------
Interest income                                                 $4.32         $4.40         $(0.08)          (1.8)%
Interest expense                                                 1.56          1.65          (0.09)          (5.5)
                                                                -----         -----          -----
    Net interest income                                          2.76          2.75           0.01            0.4
Provision for loan losses                                        0.15          0.24          (0.09)         (37.5)
                                                                -----         -----          -----
    Net interest income after provision for
        loan losses                                              2.61          2.51           0.10            4.0
Noninterest income                                               0.94          0.94            ---            ---
Noninterest expense                                              2.25          2.25            ---            ---
                                                                -----         -----          -----
    Income before income taxes                                   1.30          1.20           0.10            8.3
Income taxes                                                     0.44          0.40           0.04           10.0
Preferred dividends                                              0.01          0.03          (0.02)         (66.7)
                                                                -----         -----          -----
Earnings per Common Share                                       $0.85         $0.77          $0.08           10.4 %
                                                                =====         =====          =====

Net income for the first quarter of 1994 reached a record high of $208.6 million. This represented an increase of $18.7 million, or 10%, from the $189.9 million recorded in the first quarter of 1993. Earnings per Common Share also rose by 10% over the same period, increasing from $.77 to $.85. On an annualized basis, the return on average common equity for the first quarter of 1994 was 19.20% compared with 19.83% for the first quarter of 1993. The annualized returns on average total assets for the first quarters of 1994 and 1993 were 1.41% and 1.38%, respectively.


    FIGURE 2. - SELECTED FINANCIAL DATA

                                                                    1994                              1993
                                                              -----------     ---------------------------------------------------
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   First        Fourth         Third         Second         First
- ---------------------------------------------------------------------------------------------------------------------------------
 FOR THE QUARTER
     Interest income                                            $1,045.0      $1,050.5      $1,051.0       $1,065.0      $1,047.4
     Interest expense                                              376.9         372.2         378.6          390.8         393.3
     Net interest income                                           668.1         678.3         672.4          674.2         654.1
     Provision for loan losses                                      36.8          46.4          49.9           59.5          55.9
     Noninterest income                                            226.6         237.1         288.7          253.3         222.6
     Noninterest expense                                           542.8         689.5         590.8          569.8         535.0
     Income before income taxes                                    315.1         179.5         320.4          298.2         285.8
     Net income                                                    208.6         122.3         200.8          196.9         189.9
     Net income applicable to Common Shares                        204.6         118.4         196.6          192.4         184.4
- ---------------------------------------------------------------------------------------------------------------------------------
 PER COMMON SHARE
     Net income                                                    $0.85         $0.49         $0.82          $0.81         $0.77
     Cash dividends declared                                        0.32          0.28          0.28           0.28          0.28
     Book value at quarter end                                     17.88         17.53         17.32          16.74         16.19
     Market price:
         High                                                      33.00         33.50         35.75          37.25         35.75
         Low                                                       28.88         27.25         30.88          28.63         30.88
         Close                                                     30.00         29.75         32.00          35.13         34.63
    Weighted average Common Shares (000)                       241,925.8     240,778.3     240,821.9      239,532.0     237,925.7
- ---------------------------------------------------------------------------------------------------------------------------------
 AT PERIOD-END
     Loans                                                     $41,379.8     $40,071.3     $39,070.7      $38,375.9     $38,371.7
     Earning assets                                             55,913.5      54,352.7      52,935.5       52,699.9      52,346.4
     Total assets                                               61,475.8      59,631.2      58,169.2       57,944.5      57,850.8
     Deposits                                                   46,880.6      46,499.1      44,339.9       44,400.8      44,964.3
     Long-term debt                                              1,744.5       1,763.9       1,908.4        1,957.2       1,904.1
     Common shareholders' equity                                 4,376.3       4,233.6       4,150.1        3,999.5       3,852.4
     Total shareholders' equity                                  4,536.3       4,393.6       4,310.1        4,183.5       4,036.4
- ---------------------------------------------------------------------------------------------------------------------------------
 PERFORMANCE RATIOS
     Return on average total assets                                 1.41 %        0.83 %        1.40 %         1.38 %        1.38 %
     Return on average common equity                               19.20         11.09         19.10          19.67         19.83
     Return on average total equity                                18.88         11.05         18.73          19.22         19.27
     Efficiency(1)                                                 60.13         61.35         60.13          60.54         60.04
     Overhead(2)                                                   47.27         48.12         46.50          46.15         46.84
     Net interest margin                                            5.03          5.21          5.30           5.35          5.40
- ---------------------------------------------------------------------------------------------------------------------------------
 CAPITAL RATIOS AT PERIOD-END
     Equity to assets                                               7.38 %        7.37 %        7.41 %         7.22 %        6.98 %
     Tangible equity to tangible assets                             6.55          6.51          6.52           6.16          5.89
     Tier I risk-adjusted capital                                   8.91          8.73          8.66           8.42          8.05
     Total risk-adjusted capital                                   12.34         12.22         12.18          11.98         11.24
     Leverage                                                       6.85          6.72          6.74           6.48          6.37
=================================================================================================================================

         ON MARCH 1, 1994, KEYCORP MERGED INTO AND WITH SOCIETY CORPORATION WHICH WAS THE SURVIVING CORPORATION AND ASSUMED THE NAME KEYCORP. THE MERGER WAS ACCOUNTED FOR AS A POOLING OF INTERESTS AND, ACCORDINGLY, THE FINANCIAL RESULTS (EXCEPT FOR CASH DIVIDENDS AND MARKET PRICE PER COMMON SHARE) FOR PRIOR PERIODS PRESENTED WITHIN THIS REPORT HAVE BEEN RESTATED TO INCLUDE THE COMBINED FINANCIAL RESULTS OF BOTH COMPANIES. CASH DIVIDENDS AND MARKET PRICE PER COMMON SHARE ARE THE HISTORICAL AMOUNTS ORIGINALLY REPORTED BY SOCIETY CORPORATION.

    (1) CALCULATED AS NONINTEREST EXPENSE (EXCLUDING MERGER AND INTEGRATION CHARGES AND OTHER NONRECURRING CHARGES) DIVIDED BY TAXABLE-EQUIVALENT NET INTEREST INCOME PLUS NONINTEREST INCOME (EXCLUDING NET SECURITIES TRANSACTIONS AND CERTAIN GAINS ON ASSET SALES).

    (2) CALCULATED AS NONINTEREST EXPENSE (EXCLUDING MERGER AND INTEGRATION CHARGES AND OTHER NONRECURRING CHARGES) LESS NONINTEREST INCOME (EXCLUDING NET SECURITIES TRANSACTIONS AND CERTAIN GAINS ON ASSETS SALES) DIVIDED BY TAXABLE-EQUIVALENT NET INTEREST INCOME.

    The primary factors which contributed to the improvement in 1994 earnings were a $12.8 million, or 2%, increase in taxable-equivalent net interest income, a $4.0 million, or 2%, increase in noninterest income and a $19.1 million, or 34%, decrease in the provision for loan losses. These positive factors were offset in part by a $7.8 million, or 1%, increase in noninterest expense and a $10.5 million, or 11%, increase in income taxes. Excluding the impact of nonrecurring items such as merger and integration charges, the efficiency ratio, which measures the extent to which revenue is supported by overhead expense, was 60.13% for the first three months of 1994 compared with 61.35% and 60.04% for the fourth quarter of 1993 and the first quarter of 1993, respectively. The improvement in this ratio from that reported for the fourth quarter was achieved despite the fact that most of the anticipated merger-related expense savings are yet to be realized by the Corporation.

    RESULTS OF OPERATIONS

    NET INTEREST INCOME
    Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for KeyCorp's banking affiliates. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the Federal statutory income tax rate.

    Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in the Corporation's yields/rates and average balances from the first quarter of 1993 to the first quarter of 1994. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 25.

    For the first quarter of 1994 net interest income was $682.7 million, up $12.8 million or 2% from the same period last year. This growth was attributed to an increase of $4.3 billion in average earning assets, partially offset by a 37 basis point decline in the net interest margin to 5.03%. The net interest margin is computed by dividing taxable-equivalent net interest income on an annualized basis by average earning assets.

    Average earning assets for the first quarter totaled $54.5 billion, which was $4.3 billion, or 8%, higher than the first quarter 1993 level. This increase reflected the impact of acquisitions as well as internal growth generated in the loan and securities portfolios. Average loans rose $2.9 billion, or 8%, while securities (including both investment securities held to maturity and securities available for sale) were up $1.5 billion, or 13%, from the first quarter of 1993. Average earning assets comprised 91% of average total assets during the first quarter of 1994, up slightly from 90% in the first quarter of 1993.

    The first quarter's net interest margin of 5.03% represented a decrease of 37 basis points from the 5.40% margin in the same period last year. The decline was primarily the result of a narrower interest rate spread, which decreased 31 basis points, as the decrease in the yield on earning assets (70 basis points) exceeded the decrease in the rate paid on interest-bearing liabilities (39 basis points). The decline in the spread is attributed to the growth in earning assets over the twelve-month period ended March 31, 1994, and the repricing/reinvestment of higher-yielding investment securities and mortgage-related assets in a lower interest rate environment, followed by a modest rise in short-term interest rates. The Corporation continues to use "portfolio" interest rate swaps in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $9.0 billion at March 31, 1994, from $8.4 billion at year-end 1993. Interest rate swaps contributed $37.8 million to net interest income and 28 basis points to the net interest margin for the first quarter of 1994. During the first three months of 1993 interest rate swaps contributed $33.0 million to net interest income and added 26 basis points to the net interest margin.


FIGURE 3.  AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                      FIRST QUARTER 1994                         Fourth Quarter 1993
                                              --------------------------------------    ---------------------------------------
                                              AVERAGE                      YIELD/         Average                        Yield/
 (DOLLARS IN MILLIONS)                        BALANCE        INTEREST        RATE         Balance        Interest          Rate
- -------------------------------------------------------------------------------------   ---------------------------------------
 ASSETS
 Loans (1)(2):
  Commercial, financial and agricultural      $10,109.3         $207.4        8.32 %      $8,948.7          $180.0         7.98 %
  Real estate                                  17,305.6          341.6        8.01        18,127.9           378.8         8.29
  Consumer                                      9,513.3          226.4        9.65         9,166.2           226.4         9.80
  Student loans held for sale                   1,513.3           22.4        5.93         1,379.0            21.2         6.17
  Lease financing                               1,729.6           29.9        6.92         1,570.6            29.8         7.59
  Foreign                                          71.1            1.1        6.03            65.5             1.3         7.60
- -------------------------------------------------------------------------------------------------------------------------------
    Total loans                                40,242.2          828.8        8.35        39,257.9           837.5         8.46
 Mortgage loans held for sale                   1,139.2           18.4        6.47         1,278.1            21.5         6.73
 Taxable investment securities                  6,112.6          100.6        6.58         8,643.3           137.8         6.37
 Tax-exempt investment securities (1)           1,630.7           35.2        8.63         1,726.5            37.4         8.67
- -------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                7,743.3          135.8        7.01        10,369.8           175.2         6.76
 Securities available for sale                  5,260.9           75.2        5.68         1,773.3            29.7         6.71
 Interest-bearing deposits with banks              32.8            0.4        5.17            48.4             0.6         5.18
 Federal funds sold and securities
  purchased under agreements to resell             88.8            0.7        3.17            78.1             0.7         3.47
 Trading account assets                            33.3            0.3        3.38            13.8             0.1         3.45
- -------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                       54,540.5        1,059.6        7.88        52,819.4         1,065.3         8.00
 Allowance for loan losses                       (815.8)                                    (807.9)
 Other assets                                   6,248.4                                    6,277.8
- -------------------------------------------------------------------------------------------------------------------------------
                                              $59,973.1                                  $58,289.3
                                              =========                                  =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market deposit accounts                 $7,197.6           43.0        2.43        $7,273.1            44.6        2.43
 Savings deposits                               7,900.3           50.5        2.59         7,739.1            52.9        2.71
 NOW accounts                                   5,571.9           25.4        1.85         5,499.3            26.8        1.94
 Certificates ($100,000 or more)                2,856.7           31.3        4.44         2,846.5            32.4        4.51
 Other time deposits                           12,077.8          124.3        4.17        12,291.1           129.8        4.19
 Deposits in foreign office                     2,678.0           21.6        3.27         1,282.6            10.0        3.08
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits            38,282.3          296.1        3.14        36,931.7           296.5        3.18
 Federal funds purchased and securities
  sold under agreements to repurchase           4,993.3           39.0        3.16         4,472.5            33.2        2.95
 Other short-term borrowings                    1,435.2           14.2        4.01         1,239.8            12.4        3.96
 Long-term debt (3)                             1,756.9           27.6        6.55         1,883.9            30.1        6.64
- -------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities         46,467.7          376.9        3.29        44,527.9           372.2        3.32
 Noninterest-bearing deposits                   7,802.7                                    8,166.4
 Other liabilities                              1,220.8                                    1,200.3
 Preferred stock                                  160.0                                      160.0
 Common shareholders' equity                    4,321.9                                    4,234.7
- -------------------------------------------------------------------------------------------------------------------------------
                                              $59,973.1                                  $58,289.3
                                              =========                                  =========
 Interest rate spread                                                         4.59                                        4.68
- -------------------------------------------------------------------------------------------------------------------------------
 Net interest income and net
  interest margin                                               $682.7        5.03 %                        $693.1        5.21 %
                                                                ======        ======                        ======       ======
 Taxable-equivalent adjustment (1)                               $14.6                                       $14.8
- -------------------------------------------------------------------------------------------------------------------------------

    (1) INTEREST INCOME ON TAX-EXEMPT INVESTMENT SECURITIES AND LOANS HAS BEEN ADJUSTED TO A FULLY TAXABLE-EQUIVALENT BASIS USING THE STATUTORY FEDERAL INCOME TAX RATE.

    (2) FOR PURPOSES OF THESE COMPUTATIONS, NONACCRUAL LOANS ARE INCLUDED IN THE AVERAGE LOAN BALANCES OUTSTANDING.

    (3)  RATE CALCULATION EXCLUDES ESOP DEBT.




            THIRD QUARTER 1993                         SECOND QUARTER 1993                           FIRST QUARTER 1993
  -------------------------------------     -----------------------------------------        ----------------------------------
  Average                       Yield/       Average                          Yield/         Average                    Yield/
  Balance      Interest           Rate       Balance        Interest            Rate         Balance      Interest        Rate
- -------------------------------------------------------------------------------------------------------------------------------


 $8,936.5        $183.1           8.13 %    $9,128.8          $192.4            8.45 %      $9,187.0        $174.2       7.69 %
 17,796.3         372.7           8.31      17,680.0           369.9            8.39        16,880.1         357.0       8.58
  9,059.2         229.9          10.07       8,947.9           232.3           10.41         8,794.3         237.7       37.7
  1,162.9          18.8           6.46       1,088.3            17.7            6.53         1,151.0          19.3       6.80
  1,412.2          29.6           8.39       1,328.5            26.0            7.83         1,231.0          23.9       7.78
     64.2           1.0           6.39          75.3             1.1            5.68            79.5           1.2       5.98
- -------------------------------------------------------------------------------------------------------------------------------
 38,431.3         835.1           8.62      38,248.8           839.4            8.80        37,322.9         813.3       8.84
  1,155.3          20.1           6.96         972.6            17.9            7.38           752.6          14.5       7.71
  7,597.0         132.4           6.97       7,497.3           138.2            7.37         7,327.7         148.1       8.08
  1,769.8          39.8           8.99       1,816.5            40.0            8.80         1,835.0          41.3       9.00
- -------------------------------------------------------------------------------------------------------------------------------
  9,366.8         172.2           7.35       9,313.8           178.2            7.65         9,162.7         189.4       8.27
  1,987.2          34.4           6.93       2,193.5            37.4            6.82         2,333.0          39.9       6.85
    396.5           3.5           3.53         716.8             6.0            3.36           552.4           4.8       3.50
    259.3           2.7           4.17         199.0             1.5            3.02           128.8           1.1       3.42
     15.5           0.1           3.22          15.7             0.1            3.24            22.0           0.2       3.52
- -------------------------------------------------------------------------------------------------------------------------------
 51,611.9       1,068.1           8.21      51,660.2         1,080.5            8.39        50,274.4       1,063.2       8.58
   (806.4)                                    (805.4)                                         (795.8)
  6,246.2                                    6,344.2                                         6,157.1
- -------------------------------------------------------------------------------------------------------------------------------
$57,051.7                                  $57,199.0                                       $55,635.7
=========                                  =========                                       =========

 $7,227.1          46.5           2.55      $7,194.3            48.6            2.71        $7,334.4          50.0       2.76
  7,597.9          54.4           2.84       7,583.6            54.6            2.89         6,798.3          52.2       3.11
  5,411.7          27.7           2.03       5,276.9            27.7            2.11         5,065.0          27.2       2.18
  3,037.3          32.8           4.28       3,297.4            35.8            4.35         3,177.8          37.2       4.75
 12,317.2         135.6           4.37      12,521.0           140.1            4.49        12,648.8         144.9       4.65
    772.4           6.0           3.08       1,043.7             8.0            3.07           976.1           7.6       3.15
- -------------------------------------------------------------------------------------------------------------------------------
 36,363.6         303.0           3.31      36,916.9           314.8            3.42        36,000.4         319.1       3.59

  4,058.5          30.4           2.97       4,355.6            32.0            2.95         4,631.5          34.6       3.03
  1,462.4          13.2           3.57       1,176.8            10.8            3.69           899.0           8.1       3.65
  1,931.4          32.0           6.89       1,932.7            33.2            7.15         1,832.9          31.5       7.16
- -------------------------------------------------------------------------------------------------------------------------------
 43,815.9         378.6           3.43      44,382.0           390.8            3.54        43,363.8         393.3       3.68
  7,934.0                                    7,730.2                                         7,302.1
  1,048.2                                      978.7                                           974.6
    168.4                                      184.0                                           224.0
  4,085.2                                    3,924.1                                         3,771.2
- -------------------------------------------------------------------------------------------------------------------------------
$57,051.7                                  $57,199.0                                       $55,635.7
=========                                  =========                                       =========
                                  4.78                                          4.85                                     4.90
- -------------------------------------------------------------------------------------------------------------------------------

                 $689.5           5.30 %                      $689.7            5.35 %                      $669.9       5.40 %
                 ======          ======                       ======            ======                      ======      ======

                  $17.1                                        $15.5                                         $15.8
- -------------------------------------------------------------------------------------------------------------------------------



    FIGURE 4.  COMPONENTS OF NET INTEREST INCOME CHANGES
                                                                          FROM FIRST QUARTER 1993
                                                                           TO FIRST QUARTER 1994
                                                            ----------------------------------------------------

                                                            AVERAGE                YIELD/                  NET
    (IN MILLIONS)                                            VOLUME                 RATE                  CHANGE
    ------------------------------------------------------------------------------------------------------------
    INTEREST INCOME
    Loans                                                     $61.5                $(46.0)                 $15.5
    Mortgage loans held for sale                                6.5                  (2.6)                   3.9
    Taxable investment securities                             (22.4)                (25.1)                 (47.5)
    Tax-exempt investment securities                           (4.5)                 (1.6)                  (6.1)
    Securities available for sale                              42.8                  (7.5)                  35.3
    Short-term investments                                     (4.9)                  0.2                   (4.7)
                                                              -----                 -----                  -----
         Total interest income                                 79.0                 (82.6)                  (3.6)

    INTEREST EXPENSE
    Money market deposit accounts                              (1.0)                 (6.0)                  (7.0)
    Savings deposits                                            7.8                  (9.5)                  (1.7)
    NOW accounts                                                2.6                  (4.4)                  (1.8)
    Certificates ($100,000 or more)                            (3.6)                 (2.3)                  (5.9)
    Other time deposits                                        (6.3)                (14.3)                 (20.6)
    Deposits in foreign office                                 13.7                   0.3                   14.0
                                                              -----                 -----                  -----
         Total interest-bearing deposits                       13.2                 (36.2)                 (23.0)
    Federal funds purchased and securities
         sold under agreements to repurchase                    2.8                   1.6                    4.4
    Other short-term borrowings                                 5.2                   0.9                    6.1
    Long-term debt                                             (1.3)                 (2.6)                  (3.9)
                                                              -----                 -----                  -----
         Total interest expense                                19.9                 (36.3)                 (16.4)
                                                              -----                 -----                  -----
         Net interest income                                  $59.1                $(46.3)                 $12.8
                                                              =====                 =====                  =====

    THE CHANGE IN INTEREST NOT DUE SOLELY TO VOLUME OR RATE HAS BEEN ALLOCATED IN PROPORTION TO THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.


    ASSET AND LIABILITY MANAGEMENT
    The Corporation manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management within guidelines established by the Corporation's Asset/Liability Management Committee ("ALCO"). The ALCO has the responsibility for approving the asset/ liability management policies of the Corporation, approving changes in the balance sheet that would result in deviations from the guidelines in the policies, approving strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of the Corporation and each of the affiliate banks. The ALCO meets twice monthly to conduct this review and to approve strategies consistent with its policies.

    The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one-year and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income from pro forma 100 and 200 basis point changes in the overall level of interest rates. ALCO policy guidelines provide that a 200 basis point increase or decrease in short-term rates over a twelve-month period should not result in more than a 2% negative impact on net interest income. Simulations as of March 31, 1994, indicated that the Corporation was moderately liability sensitive.

    The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. Management has utilized its securities portfolio and, for the past several years, interest rate swaps in the management of interest rate risk. The decision to use "portfolio" interest rate swaps to manage interest rate risk versus on-balance sheet securities has depended on various factors, including funding costs, liquidity, and capital requirements. The Corporation's "portfolio" swaps totaled $9.0 billion at March 31, 1994, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest while paying at a variable rate, as summarized in Figure 5.


    FIGURE 5. INTEREST RATE SWAP PORTFOLIO AT MARCH 31, 1994
    (DOLLARS IN MILLIONS)                                                WEIGHTED
                                                                          AVERAGE                       WEIGHTED AVERAGE RATE
                                                           NOTIONAL      MATURITY         FAIR         -----------------------
                                                            VALUE         (YEARS)         VALUE        RECEIVE         PAY
                                                           --------      --------         -----        -------         ---
    Receive fixed/pay variable                              $8,208          4.0          $(132.1)        6.21 %         3.75   %
    Pay fixed/receive variable                                 756          2.0              3.6         3.29           5.21
    Forward-starting receive fixed/pay variable                 50          1.5              ---         4.96           4.13
                                                           -------                        ------
          Total "portfolio" swaps                            9,014          3.8           (128.5)        5.96           3.87
    Customer swaps                                           1,103          3.8              1.9         5.39           5.19
                                                           -------                        ------
          Total interest rate swaps                        $10,117          3.8          $(126.6)        5.90 %         4.01   %
                                                           =======                        ======

    In addition to "portfolio" swaps, the Corporation has entered into interest rate swap agreements to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps with third parties. These offsetting swaps are included in the customer swap portfolio. Where the Corporation does not have an existing loan with the customer, the swap position with the customer and any offsetting swap with a third party are recorded at their fair values. The $1.1 billion notional value of customer swaps in Figure 5 includes $595 million of interest rate swaps that receive a fixed rate and pay a variable rate and $508 million of interest rate swaps that pay a fixed rate and receive a variable rate.

    The total notional value of all interest rate swap contracts outstanding was $10.1 billion at March 31, 1994, and $9.6 billion at December 31, 1993. Interest rate swaps, including both "portfolio" and customer swaps, had a fair value of $(126.6) million at March 31, 1994, based on discounted cash flow models. The discounted cash flow models contemplate future interest rates using a forward yield-curve. The portfolio swap activity for the first three months of 1994 is summarized in Figure 6.


    FIGURE 6. "PORTFOLIO" SWAP ACTIVITY FOR THE THREE MONTHS ENDED MARCH 31, 1994
    (IN MILLIONS)                                                                                     TOTAL
                                         RECEIVE        PAY                         FORWARD-       "PORTFOLIO"
                                          FIXED        FIXED          BASIS         STARTING           SWAPS
                                         --------      -----          -----         --------       ------------
    Balance at beginning of period       $7,559        $150           $150           $500             $8,359
         Additions                        4,150         606            ---             50              4,806
          Maturities                       (901)        ---           (150)           ---             (1,051)
          Terminations                   (2,600)        ---            ---           (500)            (3,100)
                                         ------        ----           ----           ----             ------
    Balance at end of period             $8,208        $756           $---           $ 50             $9,014
                                         ======        ====           ====           ====             ======

    NONINTEREST INCOME
    A summary of noninterest income is presented in Figure 7. Total noninterest income increased $4.0 million, or 2%, for the three-month period ended March 31, 1994, compared to the same period in 1993.
    Excluding the noncore items consisting of special asset management fees and net securities transactions for comparative purposes, noninterest income was $218.0 million, up $13.0 million or 6% from the same period last year. Special asset management fees are earned in connection with loan collection and asset disposition work performed for the Federal Deposit Insurance Corporation ("FDIC") under asset management contracts. The level of these fees decreased from the first quarter of 1993 and is anticipated to decrease over time as the FDIC assets under contract are collected and, therefore decline. These fees may vary from quarter-to-quarter as a result of the timing associated with the loan work-outs or asset dispositions.
    The overall increase in noninterest income from the first quarter of last year reflected the impact of six acquisitions completed during the twelve-month period ended March 31, 1994.

    As shown in Figure 7, income from mortgage banking, and insurance and brokerage activities contributed $5.4 million and $1.9 million, respectively, to the increase in noninterest income. In addition, total other income was up $9.6 million. These increases were partially offset by a $5.9 million decline in trust income, including investment management fees. As shown in Figure 8, the increase in mortgage banking income was primarily due to gains from the sales of mortgage loans in the current year and an increase in origination fees. Origination fees were up from the prior year largely due to the prospective reclassification of fees previously recorded in other categories. The increase in insurance and brokerage fees reflected the impact of new business resulting from the increased emphasis placed upon this area as a source of noninterest income. The increase in total other noninterest income for the first quarter of 1994 was due, in part, to gains from the sales of certain loans.
    After giving effect to the sale of Ameritrust Texas Corporation, which contributed approximately $11 million to total trust income in the first quarter of last year, trust income was up approximately $5.1 million in 1994.




    FIGURE 7.  NONINTEREST INCOME
    (DOLLARS IN MILLIONS)                          THREE MONTHS ENDED MARCH 31,           CHANGE
                                                   ----------------------------   ------------------------
                                                       1994           1993         AMOUNT          PERCENT
                                                       ----           ----         ------          -------
    Service charges on deposit accounts               $ 62.3         $ 60.7        $ 1.6              2.6%
    Trust income                                        57.0           62.9         (5.9)            (9.4)
    Mortgage banking income                             19.4           14.0          5.4             38.6
    Credit card fees                                    16.7           16.3          0.4              2.5
    Insurance and brokerage income                      16.0           14.1          1.9             13.5
    Special asset management fees                        2.2           16.3        (14.1)           (86.5)
    Net securities gains                                 6.4            1.3          5.1            392.3
    Other income:
          International fees                             5.1            5.9         (0.8)           (13.6)
          Miscellaneous                                 41.5           31.1         10.4             33.4
                                                      ------         ------         ----
                Total other income                      46.6           37.0          9.6             25.9
                                                      ------         ------         ----
                Total noninterest income              $226.6         $222.6         $4.0              1.8%
                                                      ======         ======         ====


    FIGURE 8.  MORTGAGE BANKING INCOME
    (IN MILLIONS)                                          THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1994            1993
                                                             -----           -----
    Servicing fees                                           $ 9.1           $ 9.9
    Gains (losses) on sales of loans                           2.5            (1.1)
    Origination fees                                           6.6             2.7
    Late fees and other                                        1.2             2.5
                                                             -----           -----
          Total mortgage banking income                      $19.4           $14.0
                                                             =====           =====

    NONINTEREST EXPENSE

    Figure 9 provides a summary of noninterest expense. Total noninterest expense grew by $7.8 million, or 1%, during the first quarter of 1994 as compared to the first quarter of 1993. Excluding noncore items consisting of net OREO expense, and merger and integration charges for comparative purposes, noninterest expense was $541.5 million, representing an increase of only $15.2 million, or 3%, from the first quarter of 1993 and down $17.6 million, or 3%, from the 1993 fourth quarter. A primary factor contributing to the overall increase in noninterest expense from the first quarter of last year was the impact of six acquisitions completed during the twelve-month period ended March 31, 1994.

    As shown in Figure 9, in comparison with the first quarter of 1993 the largest increases in noninterest expense came from the personnel and net occupancy categories which rose by $18.3 million and $4.6 million, respectively. These increases were partially offset by a $2.3 million decline in FDIC insurance assessments and a $6.1 million decrease in total other noninterest expense.

    The growth in personnel expense in the first quarter of 1994 relative to the same period last year reflected a 3% increase in full-time equivalent employees, primarily due to acquisitions. Also contributing to the rise in personnel expense were higher costs associated with health care benefits. The higher level of net occupancy expense reflected the impact of acquisitions as well as the opening of a new operations center late in 1993. FDIC insurance assessments declined as a result of a decrease in the assessment rate paid by certain affiliate banks which took effect during for latter half of 1993. The decline in total other noninterest expense reflected decreases in various categories of operating expense, including insurance and the amortization of intangible assets.

    FIGURE 9.  NONINTEREST EXPENSE

    (DOLLARS IN MILLIONS)                               THREE MONTHS ENDED MARCH 31,            CHANGE
                                                        -----------------------------      ------------------
                                                              1994         1993            Amount     Percent
                                                        -------------   -------------      --------   -------
    Personnel:
          Salaries                                          $221.1       $208.4            $12.7         6.1 %
          Employee benefits                                   54.5         48.9              5.6        11.5
                                                         -----------    -----------      ---------
              Total personnel                                275.6        257.3             18.3         7.1
    Net occupancy                                             55.5         50.9              4.6         9.0
    Equipment                                                 39.9         38.7              1.2         3.1
    FDIC insurance assessments                                24.0         26.3             (2.3)       (8.7)
    Professional fees                                         12.5         13.0             (0.5)       (3.8)
    OREO expense (net of income of $.9 and $3.5)               1.3          8.7             (7.4)      (85.1)
    Other expense:
          Marketing                                           15.3         13.5              1.8        13.3
          Amortization of intangibles                         12.5         14.5             (2.0)      (13.8)
          Miscellaneous                                      106.2        112.1             (5.9)       (5.3)
                                                         -----------    -----------      ---------
              Total other expense                            134.0        140.1             (6.1)       (4.4)
                                                         -----------    -----------      ---------
              Total noninterest expense                     $542.8       $535.0             $7.8         1.5 %
                                                         ===========    ===========      =========
    Full-time equivalent employees                          30,054       29,170
    Efficiency ratio (1)                                     60.13 %      60.04 %
    Overhead ratio (2)                                       47.27        46.84

    (1)Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

    (2)Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

    The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 60.13% for the first three months of 1994 compared with 61.35% and 60.04% for the fourth quarter of 1993 and the first quarter of 1993, respectively. As previously stated, the improvement in this ratio from that reported for the fourth quarter was achieved despite the fact that most of the anticipated merger-related expense savings are yet to be realized by the Corporation.

    INCOME TAXES
    The provision for income taxes was $106.4 million for the three-month period ended March 31, 1994, as compared to $95.9 million for the same period in 1993. The higher provision resulted from an overall increase in the level of taxable earnings and the increase in the statutory Federal income tax rate from 34% in the first quarter of 1993 to 35% for the first three months of this year. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1994 first quarter was 33.8% compared to 33.6% for the first three months of 1993.
    The effective tax rate in both periods was lower than the statutory Federal income tax rate primarily due to tax-exempt income from certain investment securities and loans.

    FINANCIAL CONDITION

    LOANS
    At March 31, 1994, total loans outstanding were $41.4 billion, compared with $40.1 billion at December 31, 1993, and $38.4 billion at March 31, 1993. The composition of the loan portfolio by loan type as of each of these respective dates is presented in Note 5, Loans, on page 10 of this report. The growth from the December 31, 1993 level was primarily due to increases of $609.7 million in commercial loans, $602.8 million in real estate loans (of which $506.6 million pertained to residential mortgages) and $124.4 million in consumer loans. Student loans held for sale declined by $110.2 million from year-end 1993. As shown in Figure 10, the internally generated loan growth was primarily concentrated in the Great Lakes Region. The acquired loan growth resulted from the acquisition of CBC, previously described in Note 2, Mergers, Acquisitions and Divestitures, on page 7 of this report.

    FIGURE 10.  PERIOD-END LOAN GROWTH BY REGION

    (DOLLARS IN MILLIONS)              INTERNALLY                                                  CHANGE FROM
                                        GENERATED          ACQUIRED                TOTAL              12/31/93
                                      -------------      --------------        ------------        -------------
    Northeast region                       $271.7                  ---            $271.7                   2.4 %
    Great Lakes region                      689.5                  ---             689.5                   3.8
    Rocky Mountain region                    30.5            $217.9                248.4                   9.3
    Northwest region                         73.3                  ---              73.3                   0.9
    Financial Services                       25.7                  ---              25.7                  26.8
                                      -------------      --------------        ------------
          Total                          $1,090.7            $217.9             $1,308.6                   3.3 %
                                      =============      ==============        ============


    With respect to geographic concentration, Figure 11 depicts the loan portfolio at March 31, 1994, by banking region. The Corporation's unique thirteen-state, four-region profile has provided significant credit risk diversification.

    FIGURE 11.  LOANS OUTSTANDING BY REGION AT MARCH 31, 1994

    (DOLLARS IN MILLIONS)
                                                 TOTAL LOANS              DISTRIBUTION
                                               --------------           ----------------
    Northeast region                               $11,527.3                     27.8 %
    Great Lakes region                              18,537.2                     44.8
    Rocky Mountain region                            2,931.4                      7.1
    Northwest region                                 8,262.3                     20.0
    Financial Services                                 121.6                      0.3
                                               --------------           ----------------
                                                   $41,379.8                    100.0 %
                                               ==============           ================


    Figure 12 details the industry concentrations within the commercial real estate portfolio at March 31, 1994, and shows the portions of the portfolio which are nonowner-occupied versus owner-occupied. At March 31, 1994, 53% of the construction portfolio and 45% of the commercial mortgage loan portfolio were comprised of loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on the real estate market.

    FIGURE 12. CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS AT MARCH 31, 1994 (IN MILLIONS)

                                                                                 COMMERCIAL
                                                      CONSTRUCTION                MORTGAGE                        TOTAL
                                                      ------------               ----------                     ---------
    Nonowner-occupied:
          Retail                                          $120.6                    $847.5                        $968.1
          Multi-family properties                           87.4                     807.8                         895.2
          Office buildings                                 135.3                     796.4                         931.7
          Hotels/Motels                                     26.4                     245.3                         271.7
          Health facilities                                  9.4                      95.5                         104.9
          Manufacturing facilities                           8.5                      92.1                         100.6
          Warehouses                                        11.3                     243.4                         254.7
          Other                                            144.9                     364.9                         509.8
                                                      ------------               ----------                     ---------
                                                           543.8                   3,492.9                       4,036.7
    Owner-occupied                                         620.3                   2,827.8                       3,448.1
                                                      ------------               ----------                     ---------
          Total                                         $1,164.1                  $6,320.7                      $7,484.8
                                                      ============               ==========                     =========

    SECURITIES
    Effective January 1, 1994, the Corporation adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This new accounting standard requires, among other things, that securities be classified into three portfolios: securities held to maturity, securities available for sale, and trading securities. The designation of securities as available for sale applies to all securities that may be held for indefinite periods, including securities that may be sold in response to changes in interest rates, changes in prepayment risk, increases in loan demand, or for general liquidity and other similar factors. These securities are adjusted to their fair values through shareholders' equity with no impact on net income. Securities which the Corporation has the ability and positive intent to hold to maturity are included in the investment securities portfolio and are carried at amortized cost.

    As a result of the above accounting change, approximately $4.5 billion of securities were classified as available for sale at March 31, 1994, and shareholders' equity was reduced by $22.6 million, representing the net unrealized loss on these securities, net of deferred income taxes. This accounting change had no impact on net income. SFAS No. 115 is more fully described in Note 3, Securities Available for Sale, on page 8 of this report.

    Certain information pertaining to securities available for sale and investment securities is presented in Figure 13 and Figure 14, respectively, which follow.

FIGURE 13. SECURITIES AVAILABLE FOR SALE AT MARCH 31, 1994
(DOLLARS IN MILLIONS)

                                      U.S. TREASURY,         MORTGAGE-                                               WEIGHTED
                                      AGENCIES AND            BACKED               OTHER                              AVERAGE
                                      CORPORATIONS         SECURITIES (1)        SECURITIES           TOTAL          YIELD (2)
                                      ------------         ------------         ------------      ------------      ------------
Maturity:
    One year or less                       $170.8               $232.3               $36.9             $440.0           5.52%
    After one through five years            887.8              1,342.6               224.7            2,455.1           5.87
    After five through ten years            299.9              1,140.1                26.5            1,466.5           5.35
    After ten years                          71.6                 72.8                 3.9              148.3           6.99
                                      ------------         ------------         ------------      ------------      ------------
Amortized cost                           $1,430.1             $2,787.8              $292.0           $4,509.9           5.70%
                                      ============         ============         ============      ============      ============
Fair value                               $1,447.4             $2,734.8              $292.6           $4,474.8
Weighted average yield                       6.47%                5.49%               3.67%              5.70%
Weighted average maturity               2.9 years            5.2 years           2.9 years          4.4 years

 (1) MATURITY IS BASED UPON EXPECTED AVERAGE LIVES RATHER THAN CONTRACTUAL
     TERMS.

 (2) WEIGHTED AVERAGE YIELDS ARE CALCULATED ON THE BASIS OF AMORTIZED COST. SUCH YIELDS HAVE BEEN ADJUSTED TO A FULLY TAXABLE- EQUIVALENT BASIS USING THE STATUTORY FEDERAL INCOME TAX RATE OF 35%.


FIGURE 14. INVESTMENT SECURITIES AT MARCH 31, 1994
(DOLLARS IN MILLIONS)

                                     U.S. TREASURY,    STATES AND       MORTGAGE-                                        WEIGHTED
                                      AGENCIES AND     POLITICAL         BACKED             OTHER                         AVERAGE
                                      CORPORATIONS    SUBDIVISIONS     SECURITIES(1)    SECURITIES          TOTAL         YIELD(2)
                                     ------------     ------------     ------------     ------------    ------------    ------------
Maturity:
     One year or less                    $165.6           $576.6         $1,064.1            $ 62.5        $1,868.8         6.89%
     After one through five years         184.0            532.7          2,987.2             221.9         3,925.8         6.98
     After five through ten years          26.9            361.0          2,153.7              57.3         2,598.9         6.84
     After ten years                      202.3            135.3            267.9              92.2           697.7         6.84
                                     ------------     ------------     ------------     ------------    ------------    ------------
Amortized cost                           $578.8         $1,605.6         $6,472.9            $433.9        $9,091.2         6.92%
                                     ============     ============     ============     ============    ============    ============

Fair value                               $573.4         $1,664.4         $6,379.9            $442.9        $9,060.6
Weighted average yield                    6.74%            8.32 %           6.63%             6.60%           6.92%
Weighted average maturity             6.0 years        3.9 years        5.3 years          3.1 years      5.3 years

    (1) MATURITY IS BASED UPON EXPECTED AVERAGE LIVES RATHER THAN CONTRACTUAL TERMS.

    (2) WEIGHTED AVERAGE YIELDS ARE CALCULATED ON THE BASIS OF AMORTIZED COST. SUCH YIELDS HAVE BEEN ADJUSTED TO A FULLY TAXABLE-EQUIVALENT BASIS USING THE STATUTORY FEDERAL INCOME TAX RATE OF 35%.

    At March 31, 1994, the Corporation had $9.3 billion invested in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") within the investment securities and securities available for sale portfolios, compared with $8.1 billion at December 31, 1993. A mortgage-backed pass-through security depends on the underlying pool of mortgage loans to provide a cash flow "pass-through" of principal and interest. The Corporation had $5.1 billion invested in mortgage-backed pass-through securities at March 31, 1994. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. The Corporation had $4.2 billion invested in CMO securities at March 31, 1994. The CMO securities held by the Corporation are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. At March 31, 1994, substantially all of the CMOs and mortgage-backed pass-through securities held by the Corporation were issued or backed by Federal agencies.

    ASSET QUALITY
    The Corporation's Loan Review Group measures and determines the level of risk in the Corporation's loan-related assets. This includes the formulation of underwriting standards and active line management. Geographic diversification and variation of the dollar amount of loans throughout the Corporation also provide methods for managing asset quality. In addition, the Loan Review Group is responsible for reviewing the adequacy of the allowance for loan losses ("Allowance"). The Corporation's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and OREO to determine the quality and risk inherent in such assets. This Group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

    Allowance methodologies are designed to provide adequate coverage for both potential and unforeseen loan losses. The methodology applied at KeyCorp focuses on a combination of specific allocations directly attributable to potential problem credits and historical losses on a portfolio basis. In addition, indirect risk in the form of general economic conditions, portfolio diversification and off-balance sheet risk are taken into consideration. Management continues to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the portfolio and similar risk-related matters.

    As shown in Figure 15, net loans charged off for the first quarter of 1994 totaled $31.3 million (.31% of average loans), down significantly from $61.6 million (.66% of average loans) for the same period last year. This improvement came primarily from the commercial, real estate mortgage and consumer portfolios. As a result of the overall improvement in asset quality, including a large reduction in nonperforming loans, the first quarter provision for loan losses was $36.8 million, down from $55.9 million in the year-ago quarter. At March 31, 1994, the Allowance as a percentage of loans outstanding was 1.96%, down from 2.00% at December 31, 1993. Although used as a general indicator, this percentage is not a primary factor used by management in determining the adequacy of the Allowance. There have been no significant changes in the allocation of the Allowance since year end.

    FIGURE 15.  SUMMARY OF LOAN LOSS EXPERIENCE
    (DOLLARS IN MILLIONS)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------------------
                                                                                      1994                          1993
                                                                                    ---------                     ---------
    Average loans outstanding during the period                                     $40,242.2                     $37,322.9
    Allowance for loan losses at beginning of period                                    802.7                         782.6
    Loans charged off:
          Commercial, financial and agricultural                                         17.6                          31.8
          Real estate-construction                                                        4.4                           4.7
          Real estate-mortgage                                                            9.4                          14.4
          Consumer                                                                       23.8                          31.1
          Lease financing                                                                 0.2                           0.4
                                                                                    ---------                     ---------
                                                                                         55.4                          82.4
    Recoveries:
          Commercial, financial and agricultural                                         12.7                           7.8
          Real estate-construction                                                        0.2                           0.1
          Real estate-mortgage                                                            1.5                           2.3
          Consumer                                                                        9.5                           9.7
          Lease financing                                                                 0.2                           0.9
                                                                                    ---------                     ---------
                                                                                         24.1                          20.8
                                                                                    ---------                     ---------
    Net loans charged off                                                               (31.3)                        (61.6)
    Provision for loan losses                                                            36.8                          55.9
    Allowance of merged affiliates                                                        4.4                          16.3
                                                                                    ---------                     ---------
    Allowance for loan losses at end of period                                         $812.6                        $793.2
                                                                                    =========                     =========
    Net loan charge-offs to average loans                                                0.31 %                        0.66 %
    Allowance for loan losses to period-end loans                                        1.96                          2.07
    Allowance for loan losses to nonperforming loans                                   256.53                        159.46


    The composition of nonperforming assets is shown in Figure 16. These assets totaled $464 million at March 31, 1994 and represented 1.12% of loans, OREO and other nonperforming assets compared with $500.1 million, or 1.24%, at year-end 1993 and $839.6 million, or 2.17%, at March 31, 1993.

    Nonperforming assets declined $36.1 million, or 7%, from the end of the prior year as a result of decreases in both nonperforming loans and other real estate owned of $19.5 million and $16.1 million, respectively. Other nonperforming assets, which are comprised primarily of nonperforming venture capital investments, decreased $.5 million, or 4%, during the first quarter. The reduction in nonperforming loans was principally attributable to decreases in nonaccrual commercial and construction loans. At March 31, 1994, nonaccrual loans in these categories comprised 36% and 10%, respectively, of nonperforming loans and totaled $144.0 million, down $20.5 million, or 12%, from the previous year end. As indicated in Figure 17, the reduction in OREO was largely due to the selective sale of assets.
    On a regional basis, the largest basis point improvements in the ratio of nonperforming assets to total loans plus OREO and other nonperforming assets were experienced in the Northeast and Great Lakes regions as illustrated in Figure 18.

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard affects the definition and basis for measuring impaired loans and is more fully discussed in Note 6, Nonperforming Assets, on page 11 of this report.

    FIGURE 16.  SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

    (DOLLARS IN MILLIONS)
                                                                       MARCH 31,             DECEMBER 31,            MARCH 31,
                                                                         1994                    1993                  1993
                                                                       --------                 -------               -------
    Nonaccrual loans                                                     $315.5                  $329.8                $495.4
    Restructured loans                                                      1.3                     6.5                   2.1
                                                                       --------                 -------               -------
          Total nonperforming loans                                       316.8                   336.3                 497.5
    Other real estate owned                                               167.5                   186.1                 351.1
    Allowance for OREO losses                                             (33.2)                  (35.7)                (24.0)
                                                                       --------                 -------               -------
          Other real estate owned, net of allowance                       134.3                   150.4                 327.1
    Other nonperforming assets                                             12.9                    13.4                  15.0
                                                                       --------                 -------               -------
          Total nonperforming assets                                     $464.0                  $500.1                $839.6
                                                                       ========                ========              ========
    Accruing loans past due 90 days or more                               $53.8                   $51.8                 $74.7
    Nonperforming loans to period-end loans                                0.77 %                  0.84 %                1.30 %
    Nonperforming assets to period-end loans plus other
          real estate owned and other nonperforming assets                 1.12                    1.24                  2.17

    FIGURE 17. SUMMARY OF CHANGES IN NONACCRUAL LOANS AND OREO

    (IN MILLIONS)

    SUMMARY OF CHANGES IN NONACCRUAL LOANS                                 THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             1994                 1993
                                                                           ---------          ---------
    Balance at beginning of period                                          $329.8              $550.5
          Loans placed on nonaccrual                                          61.6               103.9
          Charge-offs*                                                       (32.6)              (56.1)
          Payments                                                           (29.4)              (60.4)
          Transfers to OREO                                                   (5.3)              (14.0)
          Loans returned to accrual                                          (10.4)              (31.6)
          Acquisitions                                                         1.8                 3.1
                                                                           ---------          ---------
    Balance at end of period                                                $315.5              $495.4
                                                                           =========          =========

    * Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

                                                              - 29 -


SUMMARY OF CHANGES IN OREO                                    THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 1994              1993
                                                              ----------         ---------
Balance at beginning of period                                $150.4               $332.4
      Additions                                                 16.8                 19.6
      Sales                                                    (17.1)               (20.8)
      Charge-offs and writedowns                                (8.4)                (8.1)
      Transfers to loans                                        (5.5)                ---
      Acquisitions                                               2.2                  8.0
      Other                                                     (4.1)                (4.0)
                                                              ------               ------
Balance at end of period                                      $134.3               $327.1
                                                              ======               ======

FIGURE 18.  NONPERFORMING LOANS AND ASSETS BY REGION

                                                                      NONPERFORMING ASSETS
                             NONPERFORMING LOANS                      TO TOTAL LOANS PLUS
                                TO TOTAL LOANS                        OREO AND OTHER NPA
                         ---------------------------         --------------------------------
                           MARCH 31,     DECEMBER 31,            MARCH 31,        DECEMBER 31,
                             1994           1993                   1994              1993
                         ------------   --------------         --------------   ---------------
Northeast Region                 0.97 %          1.01 %                  1.62 %            1.73 %
Great Lakes Region               0.78            0.91                    1.03              1.25
Rocky Mountain Region            0.28            0.26                    0.50              0.44
Northwest Region                 0.61            0.63                    0.84              0.91
Financial Services               0.61            1.03                   10.78              7.76
                         ------------   --------------         --------------   ---------------

      Total                      0.77 %          0.84 %                  1.12 %            1.24 %
                         ============   =============          ==============   ===============


FIGURE 19. PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY LOAN TYPE AT MARCH 31, 1994

                           COMMERCIAL,                           REAL ESTATE-     REAL ESTATE-
                          FINANCIAL AND       REAL ESTATE-        COMMERCIAL       RESIDENTIAL
                          AGRICULTURAL        CONSTRUCTION         MORTGAGE         MORTGAGE       CONSUMER        TOTAL
                          -------------       -------------      -------------    -------------  -------------  -------------
Northeast Region                  1.77 %              4.74 %             2.12 %            0.34 %          0.22 %        0.97 %
Great Lakes Region                0.93                3.77               1.83              0.43            0.12          0.78
Rocky Mountain Region             0.24                0.08               0.53              0.10            0.29          0.28
Northwest Region                  0.65                0.44               1.23              0.50            0.21          0.61
Financial Services                 ---                 ---                ---              0.71            ---           0.61
                          -------------       -------------      -------------     -------------   -------------  ------------

      Total                       1.01 %              2.69 %             1.65 %            0.41 %          0.18 %        0.77 %
                          =============      =============       =============    ==============  =============  =============

DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. During the first quarter of 1994, these deposits averaged $40.6 billion and represented 74% of the Corporation's funds supporting earning assets compared with $39.1 billion and 78%, respectively, for the first three months of 1993. The growth in average core deposits reflected the impact of acquisitions, offset in part by the pursuit of other alternatives by consumers in response to the interest rate environment. As shown in Figure 3 on page 19, over the past year balances have also shifted significantly from the "Other time deposits" category, consisting primarily of fixed rate certificates of deposit of less than $100,000, to noninterest-bearing and savings deposits (including NOW accounts) with higher liquidity, also in response to the interest rate environment.

    Purchased funds, which are comprised of large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $12.0 billion for the first quarter of 1994, up $2.3 billion, or 24%, from the comparable prior year period. These instruments were more heavily relied upon in the current year as the growth in earning assets exceeded the increase in core deposits discussed above. As illustrated in Figure 3, the increase was attributable to growth in foreign office deposits, Federal funds purchased and securities sold under agreements to repurchase, and other short-term borrowings. These increases were partially offset by a decline in large certificates of deposit.

    LIQUIDITY
    Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost and without adverse consequences. The Corporation's ALCO actively analyzes and manages the Corporation's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities and through the maturity structure of their loan portfolios. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by nearly 1300 banking offices in 13 states. In addition, the affiliate banks have access to various sources of non-core market funding for short-term liquidity requirements should the need arise.

    During the first three months of 1994, Society National Bank, the Corporation's Ohio bank, issued $226 million in debt securities under a Medium-Term Note program. These securities have maturities of one year or less and are included in other short-term borrowings. The proceeds from this program are to be used for general corporate purposes in the ordinary course of business.

    The liquidity requirements of the parent company, primarily for dividends to shareholders, retirement of debt and other corporate purposes, are met principally through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has no lines of credit with other financial institutions, but has access to the capital markets as a result of its debt ratings.

    Further information pertaining to the Corporation's sources and uses of cash for the three-month periods ended March 31, 1994 and 1993, is presented in the Consolidated Statements of Cash Flow on page 6 of this report.

    CAPITAL AND DIVIDENDS
    Total shareholders' equity at March 31, 1994, was $4.5 billion, up $142.8 million, or 3%, and $499.9 million, or 12%, from December 31 and March 31, 1993, balances, respectively. The increases resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first quarter of 1994 are shown in the Statement of Changes in Shareholders' Equity presented on page 5 of this report. Included in these changes are net unrealized securities losses of $68.7 million, bringing cumulative net unrealized securities losses as of March 31, 1994, to $22.6 million. These net unrealized losses were recorded in connection with the adoption of SFAS No. 115, "Accounting for Certain Debt and Equity Securities," which took effect as of January 1, 1994. This new accounting standard establishes, among other things, net unrealized holding gains and losses on securities available for sale as a new component of shareholders' equity and is more fully described in Note 3, Securities Available for Sale, on page 8 of this report.

    Capital adequacy is an important indicator of financial stability and performance. Overall, the Corporation's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.38% at March 31, 1994, compared to 7.37% at December 31, 1993, and 6.98% at March 31, 1993.

    Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at March 31, 1994, were 8.91% and 12.34%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At March 31, 1994, KeyCorp's leverage ratio was 6.85%, substantially higher than the minimum requirement. In response to SFAS No. 115, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC are proposing amendments to their respective regulatory capital rules to include in Tier I capital the net unrealized changes in securities available for sale for purposes of calculating the risk-based and leverage ratios. If adopted as proposed, the rules could cause the Tier I capital to be subject to greater volatility. The regulatory agencies are also proposing to add a new component to the risk-based capital requirements based upon the level of an institution's exposure to interest rate risk. Figure 20 presents the details of KeyCorp's capital position at March 31, 1994, and December 31, 1993.

    Under the FDIC Improvement Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Although these provisions are not directly applicable to the Corporation under existing law and regulations, based upon its ratios the Corporation would qualify, and KeyCorp's affiliate banks do qualify, as "well capitalized" at March 31, 1994. The FDIC-defined capital categories, as determined by applying the prompt corrective action provisions of the law, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.


    FIGURE 20.  CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS
    (DOLLARS IN MILLIONS)                                 MARCH 31,                                  DECEMBER 31,
                                                            1994                                        1993
                                                         ---------                                   ----------
    TIER I CAPITAL
          Common shareholders' equity (1)                $ 4,398.3                                   $ 4,233.6
          Qualifying preferred stock                         160.0                                       160.0
          Less: Goodwill                                    (381.4)                                     (385.4)
                Other intangible assets (2)                 (101.6)                                     (104.0)
                Other (3)                                     (1.6)                                      (18.9)
                                                         ---------                                   ---------
              Total Tier I Capital                         4,073.7                                     3,885.3
                                                         ---------                                   ---------
    TIER II CAPITAL
          Allowance for loan losses (4)                      574.3                                       559.7
          Qualifying long-term debt                          994.3                                       993.4
                                                         ---------                                   ---------
              Total Tier II Capital                        1,568.6                                     1,553.1
                                                         ---------                                   ---------
              Total Capital                              $ 5,642.3                                   $ 5,438.4
                                                         =========                                   =========
    RISK-ADJUSTED ASSETS
          Risk-adjusted assets on balance sheet          $42,021.0                                   $40,979.9
          Risk-adjusted off-balance sheet exposure         4,409.6                                     4,283.3
          Less: Goodwill                                    (381.4)                                     (385.4)
                Other intangible assets (2)                 (101.6)                                     (104.0)
                Other (3)                                     (1.6)                                      (18.9)
                                                         ---------                                   ---------
              Gross risk-adjusted assets                  45,946.0                                    44,754.9
          Less: Excess allowance for loan losses            (238.3)                                     (243.0)
                                                         ---------                                   ---------
               Net risk-adjusted assets                  $45,707.7                                   $44,511.9
                                                         =========                                   =========
    AVERAGE QUARTERLY TOTAL ASSETS                       $59,973.1                                   $58,289.3
                                                         =========                                   =========
    CAPITAL RATIOS
          Tier I capital to risk-adjusted assets              8.91 %                                      8.73 %
          Total capital to risk-adjusted assets              12.34                                       12.22
          Leverage (5)                                        6.85                                        6.72

    (1) COMMON SHAREHOLDERS' EQUITY EXCLUDES THE IMPACT OF NET UNREALIZED GAINS OR LOSSES ON SECURITIES CLASSIFIED AS AVAILABLE FOR SALE.

    (2) INTANGIBLE ASSETS (EXCLUDING GOODWILL, PURCHASED MORTGAGE SERVICING RIGHTS AND PURCHASED CREDIT CARD RELATIONSHIPS) RECORDED AFTER FEBRUARY 19, 1992, AND DEDUCTIBLE PORTIONS OF PURCHASED MORTGAGE SERVICING RIGHTS AND PURCHASED CREDIT CARD RELATIONSHIPS.

    (3) VALUATION ADJUSTMENT FOR PURCHASED MORTGAGE SERVICING RIGHTS.

    (4) THE ALLOWANCE FOR LOAN LOSSES INCLUDED IN TIER II CAPITAL IS LIMITED TO 1.25% OF GROSS RISK-ADJUSTED ASSETS.

    (5) TIER I CAPITAL DIVIDED BY AVERAGE TOTAL ASSETS FOR THE QUARTER LESS GOODWILL AND OTHER INTANGIBLE ASSETS AS DEFINED IN (1) ABOVE.


FIGURE 21. BANKING SERVICES DATA BY REGION AT MARCH 31
(DOLLARS IN MILLIONS)
                                                      NORTHEAST REGION           GREAT LAKES REGION
                                                   ----------------------      ----------------------
                                                     1994          1993          1994          1993
                                                   ---------    ---------      ---------    ---------
    SIGNIFICANT RATIOS
    Return on average total assets                   1.41%        1.32%          1.47%         1.63%
    Net interest margin                              5.21         5.31           4.71          5.20
    Nonperforming loans to period-end loans          0.97         0.93           0.78          1.82
    Allowance for loan losses to period-end loans    1.40         1.36           2.65          2.85
    Net charge-offs to average loans                 0.58         0.82           0.20          0.75
    Efficiency                                      53.03        51.86          52.55         52.87

    AVERAGE BALANCES
    Loans                                         $11,581      $11,068        $18,289       $17,344
    Earning assets                                 15,766       14,856         25,446        23,540
    Total assets                                   16,864       16,068         27,773        25,745
    Deposits                                       13,994       13,369         20,181        18,855
    Shareholders' equity                            1,330        1,213          2,022         2,192


(DOLLARS IN MILLIONS)
                                                   ROCKY MOUNTAIN REGION          NORTHWEST REGION
                                                   ----------------------      ----------------------
                                                     1994          1993          1994          1993
                                                   ---------    ---------      ---------    ---------
    SIGNIFICANT RATIOS
    Return on average total assets                   1.28%        1.27%          1.29%         1.41%
    Net interest margin                              5.18         5.41           5.18          5.66
    Nonperforming loans to period-end loans          0.28         0.30           0.61          0.76
    Allowance for loan losses to period-end loans    1.43         1.29           1.27          1.34
    Net charge-offs to average loans                 0.32         0.35           0.17          0.22
    Efficiency                                      58.92        59.92          60.32         60.70

    AVERAGE BALANCES
    Loans                                          $2,663       $2,307         $8,964        $7,701
    Earning assets                                  3,556        3,233         10,418         9,181
    Total assets                                    3,860        3,512         11,347        10,229
    Deposits                                        3,205        2,860          9,212         8,425
    Shareholders' equity                              305          261            864           865


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

          In the ordinary course of business, the Corporation and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and the Corporation's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on KeyCorp's consolidated financial condition.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          (11)  Statement Re: Earnings Per Share Computation



     (b)  Reports on Form 8-K

          January 20, 1994  -  Item 5. Other Events.  On January 20,
              1994, the Registrant issued a press release announcing the declaration of a 14.3% increase in its quarterly Common Share dividend and its earnings results for the three- and twelve-month periods ended December 31, 1993. This press release was attached as Exhibit 99.

          March 16, 1994  -  Item 2.  Acquisition or Disposition of
              Assets and Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits. On March 1, 1994, the Registrant completed the merger with "old" KeyCorp. On March 16, 1994, the Registrant filed financial statements of old KeyCorp and subsidiaries and pro forma condensed combined financial information which gives effect to the merger.


          No other reports on Form 8-K were filed
              during the three-month period ended March 31, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       KEYCORP
                                                  -------------------
                                                     (Registrant)

                                                     /s/ Lee Irving
Dated: May 16, 1994                               -------------------
                                                 By: Lee Irving
                                                     Excutive Vice President,
                                                     Treasurer and Chief
                                                     Accounting Officer