Form 10-Q/A
period 1994-03-31
KEYCORP/NEW
filed 1994-06-07
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                  FORM 10-Q/A

         [ X ]  FIRST AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended March 31, 1994

                                       OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From _____________ To ____________

                          Commission File Number 0-850


                                    KEYCORP
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                              34-6542451
    --------------------------                            --------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

            127 Public Square, Cleveland, Ohio                  44114-1306
    ----------------------------------------------------  --------------------
          (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code   (216) 689-3000
                                                           -------------------

This First Amendment to the Quarterly Report on Form 10-Q for the period ended March 31, 1994 is filed for the sole purpose of amending Item 6(a) of the Registrant's Form 10-Q filed with the Commission on May 16, 1994, to include in such Item 6(a) an Exhibit 15, Acknowledgment Letter of Independent Auditors. No other Item or subsection of any Item (including, without limitation, Item 6(b)) of the Registrant's Form 10-Q filed with the Commission on May 16, 1994, shall be amended or deemed to be amended as a result of the filing by the Registrant of this First Amendment.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
   (a)    Exhibits

          (11) Statement Re: Earnings Per Share Computation*

          (15) Acknowledgment Letter of Independent Auditors


*   Filed as Exhibit 11 to KeyCorp's original Form 10-Q filed on May 16, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this First Amendment to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        KEYCORP
                                                 -----------------------
                                                      (Registrant)





                                                        /s/ Lee Irving
                                                 -----------------------
Dated: June 7, 1994                               By:  Lee Irving
                                                       Executive Vice President,
                                                       Treasurer and Chief
                                                       Accounting Officer