Form 10-Q
period 1994-06-30
KEYCORP/NEW
filed 1994-08-12
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1994

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From _____________ To ____________

                          Commission File Number 0-850


                                    KEYCORP
             (Exact name of registrant as specified in its charter)

                Ohio                                         34-6542451
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      127 Public Square, Cleveland, Ohio                    44114-1306
   ----------------------------------------             -------------------
   (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code     (216) 689-6300
                                                        -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   [ X ]   No [      ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares, $1 par value                        244,191,270 Shares
   -------------------------------                 ------------------------------
          (Title of class)                         (Outstanding at July 31, 1994)

                                    KEYCORP

                               TABLE OF CONTENTS



                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1. Financial Statements                                            Page No.
        --------------------                                            --------
        Consolidated Balance Sheets --
           June 30, 1994, December 31, 1993, and June 30, 1993             3

        Consolidated Statements of Income --
           Three months and six months ended June 30, 1994 and 1993        4

        Consolidated Statements of Changes in Shareholders' Equity --
           Six months ended June 30, 1994 and 1993                         5

        Consolidated Statements of Cash Flow --
           Six months ended June 30, 1994 and 1993                         6

        Notes to Consolidated Financial Statements                         7

        Independent Accountants' Review Report                             15

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations                                          16
        -------------------------


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings                                                  36
        -----------------
Item 5. Other Information                                                  36
        -----------------
Item 6. Exhibits and Reports on Form 8-K                                   36
        --------------------------------


        Signature                                                          37

PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,     December 31,        June 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           1994             1993            1993
- ----------------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)                      (Unaudited)
ASSETS
  Cash and due from banks                                            $3,132,926       $2,777,438      $2,581,369
  Short-term investments                                                178,534          107,219       1,656,822
  Mortgage loans held for sale                                          529,615        1,325,338       1,178,541
  Securities available for sale (at fair value in 1994; fair value
    in 1993 of $1,794,845 and $2,247,796, respectively)               4,169,674        1,726,828       2,140,102
  Investment securities (fair value: $9,107,675, $11,340,201
    and $9,648,950, respectively)                                     9,311,541       11,122,093       9,348,456
  Loans                                                              43,157,659       40,071,244      38,375,940
    Less: Allowance for loan losses                                     816,437          802,712         795,745
- ----------------------------------------------------------------------------------------------------------------
      Net loans                                                      42,341,222       39,268,532      37,580,195
  Premises and equipment                                                933,334          912,870         906,460
  Other real estate owned, net of allowance                             118,006          150,362         278,004
  Goodwill                                                              371,966          385,359         402,145
  Other intangible assets                                               194,688          163,989         250,600
  Purchased mortgage servicing rights                                   193,759          188,592         178,768
  Other assets                                                        1,881,316        1,502,531       1,442,991
- ----------------------------------------------------------------------------------------------------------------
      Total assets                                                  $63,356,581      $59,631,151     $57,944,453
================================================================================================================
LIABILITIES
  Deposits in domestic offices:
    Noninterest-bearing                                              $8,414,213       $8,826,300      $8,121,470
    Interest-bearing                                                 35,787,796       35,658,315      35,658,263
  Deposits in foreign office -- interest-bearing                      3,594,208        2,014,533         621,070
- ----------------------------------------------------------------------------------------------------------------
      Total deposits                                                 47,796,217       46,499,148      44,400,803
  Federal funds purchased and securities sold
    under agreements to repurchase                                    5,509,707        4,120,258       4,932,721
  Other short-term borrowings                                         2,326,346        1,776,192       1,584,026
  Other liabilities                                                   1,001,916        1,078,116         886,229
  Long-term debt                                                      2,123,641        1,763,870       1,957,224
- ----------------------------------------------------------------------------------------------------------------
      Total liabilities                                              58,757,827       55,237,584      53,761,003
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value; authorized 25,000,000 shares,
    none issued                                                             ---              ---             ---
  Cumulative Preferred Stock:
    Series A, $50 stated value                                              ---              ---          23,970
    Class A (Series B in 1993), $125 stated value; authorized 1,400,000
      shares, issued 1,280,000 shares                                   160,000          160,000         160,000
  Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,898,999, 242,827,755 and 240,617,640 shares              245,899          242,828         240,618
  Capital surplus                                                     1,469,021        1,433,861       1,394,920
  Retained earnings                                                   2,908,752        2,641,450       2,454,943
  Loans to ESOP trustee                                                 (63,909)         (63,909)        (63,909)
  Net unrealized gains (losses) on securities available for sale        (82,288)             ---             ---
  Treasury stock at cost (1,652,555, 1,280,604 and 1,679,016 shares)    (38,721)         (20,663)        (27,092)
- ----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                      4,598,754        4,393,567       4,183,450
- ----------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                    $63,356,581      $59,631,151     $57,944,453
================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three months ended June 30,           Six months ended June 30,
                                                               ---------------------------           ------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1994             1993              1994                1993
- -----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                    $  879,567        $  836,482        $1,705,848          $1,646,942
  Mortgage loans held for sale                                 15,442            17,937            33,866              32,447
  Taxable investment securities                               128,482           138,212           229,036             286,302
  Tax-exempt investment securities                             22,666            27,343            46,015              55,692
  Securities available for sale                                55,616            37,409           130,610              77,358
  Short-term investments                                          835             7,628             2,223              13,672
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest income                                   1,102,608         1,065,011         2,147,598           2,112,413

INTEREST EXPENSE
  Deposits                                                    315,414           314,755           611,535             633,838
  Federal funds purchased and securities
    sold under agreements to repurchase                        60,464            32,020            99,431              66,589
  Other short-term borrowings                                  14,629            10,815            28,819              18,904
  Long-term debt                                               31,781            33,259            59,381              64,795
- -----------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                    422,288           390,849           799,166             784,126
- -----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                           680,320           674,162         1,348,432           1,328,287
  Provision for loan losses                                    35,027            59,576            71,819             115,427
- -----------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses       645,293           614,586         1,276,613           1,212,860

NONINTEREST INCOME
  Service charges on deposit accounts                          68,407            64,004           130,724             124,728
  Trust income                                                 55,612            63,849           112,649             126,764
  Mortgage banking income                                      19,596            28,039            38,974              42,024
  Credit card fees                                             18,908            18,216            35,576              34,503
  Insurance and brokerage income                               15,411            17,602            31,418              31,696
  Special asset management fees                                 6,803             7,684             8,959              23,975
  Net securities gains                                            589             1,730             7,017               3,016
  Other income                                                 42,149            52,139            88,714              89,114
- -----------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                  227,475           253,263           454,031             475,820

NONINTEREST EXPENSE
  Personnel                                                   267,349           273,841           542,947             531,192
  Net occupancy                                                53,236            51,571           108,730             102,514
  Equipment                                                    39,590            41,151            79,458              79,830
  FDIC insurance assessments                                   24,813            24,330            48,812              50,585
  Professional fees                                            11,507            14,575            24,011              27,572
  OREO expense, net                                             2,358            12,665             3,690              21,325
  Other expense                                               139,863           151,698           273,895             291,855
- -----------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                 538,716           569,831         1,081,543           1,104,873
- -----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    334,052           298,018           649,101             583,807
  Income taxes                                                112,287           101,130           218,699             197,045
- -----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $  221,765        $  196,888        $  430,402          $  386,762
=============================================================================================================================
Net income applicable to Common Shares                     $  217,765        $  192,438        $  422,402          $  376,823
Net income per Common Share                                       .89               .81              1.74                1.58

Weighted average Common Shares outstanding                244,823,153       239,531,988       243,382,552         238,733,270
=============================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                                 Net
                                                                                                             Unrealized
                                                                                                   Loans to  Securities    Common
                                                     Preferred   Common    Capital     Retained      ESOP      Gains     Shares in
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       Stock     Shares    Surplus     Earnings    Trustee    (Losses)    Treasury
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                          $243,970  $237,364  $1,336,556  $2,206,051  ($65,478)             ($31,175)
  Net income                                                                             386,762
  Cash dividends:
    Common Shares ($.56 per share)                                                       (65,422)
    Fixed/Adjustable Rate Cumulative
      Preferred Stock ($1.297 per share)                                                  (1,556)
    Declared by pooled company prior to merger:
      Common Stock                                                                       (62,533)
      Preferred Stock                                                                     (8,901)
  Issuance of Common Shares:
    Acquisition - 2,702,123 shares                                 2,702      48,854
    Dividend reinvestment, stock option
      and purchase plans - 804,319 shares                            552      11,310                                       4,083
   Redemption of 1,200,000 shares of
     Fixed/Adjustable Rate Cumulative
     Preferred Stock                                   (60,000)               (1,800)
   Tax benefits attributable to ESOP dividends                                               542
   Loan payments from ESOP trustee                                                                   1,569
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1993                              $183,970  $240,618  $1,394,920  $2,454,943  ($63,909)             ($27,092)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                          $160,000  $242,828  $1,433,861  $2,641,450  ($63,909)             ($20,663)
  Adjustment of securities available for sale
    to fair value at January 1st, net of
    deferred income taxes of $26,621                                                                          $46,153
  Adjustments relating to poolings of interests                      (11)       (375)
  Net income                                                                             430,402
  Cash dividends:
    Common Shares ($.64 per share)                                                      (115,971)
    Cumulative Preferred Stock                                                            (4,000)
    Declared by pooled company prior to merger:
      Common Stock                                                                       (39,793)
      Preferred Stock                                                                     (4,000)
  Issuance of Common Shares:
    Acquisition - 2,900,389 shares                                 2,900      29,503
    Dividend reinvestment, stock option
      and purchase plans - 827,445 shares                            182       6,032                                      11,221
  Repurchase of Common Shares - 1,199,396 shares                                                                         (29,279)
  Change in net unrealized gains (losses) on
    securities available for sale, net of deferred
    income taxes of $(74,978)                                                                                (128,441)
  Tax benefits attributable to ESOP dividends                                                664
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                              $160,000  $245,899  $1,469,021  $2,908,752  ($63,909)  ($82,288)  ($38,721)
- -----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                            Six months ended June 30,
                                                                                         --------------------------------
(IN THOUSANDS)                                                                             1994                    1993
- -------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                             $430,402                $386,762
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                            71,819                 115,427
      Depreciation expense                                                                 59,260                  53,546
      Amortization of intangibles                                                          26,255                  29,022
      Amortization of purchased mortgage servicing rights                                  22,425                  24,370
      Gains on certain asset sales                                                            ---                  (2,146)
      Deferred income taxes                                                                38,061                  25,111
      Net securities gains                                                                 (7,017)                 (3,016)
      Net decrease (increase) in mortgage loans held for sale                             795,723                (240,000)
      Losses (gains) from the sales of other real estate owned                                854                  (3,766)
      Other operating activities, net                                                     100,270                  (2,119)
- -------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,538,052                 383,191
INVESTING ACTIVITIES
  Net increase in loans                                                                (2,866,897)               (265,041)
  Purchases of investment securities                                                   (3,607,305)             (1,468,650)
  Proceeds from sales of investment securities                                                ---                  93,627
  Proceeds from prepayments and maturities of investment securities                     1,495,314               1,472,726
  Purchases of securities available for sale                                             (273,636)               (215,581)
  Proceeds from sales of securities available for sale                                  1,414,010                 349,991
  Proceeds from prepayments and maturities of securities available for sale               214,988                 229,055
  Net increase in short-term investments                                                  (71,315)               (551,960)
  Purchases of premises and equipment                                                     (75,246)                (91,057)
  Proceeds from sales of premises and equipment                                             7,914                  11,583
  Proceeds from sales of other real estate owned                                           30,594                  79,791
  Purchases of mortgage servicing rights                                                  (27,592)                (17,799)
  Net cash provided by (used in) acquisitions                                               2,876                 (46,961)
- -------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (3,756,295)               (420,276)
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                     481,925              (1,791,426)
  Net increase in short-term borrowings                                                 1,938,938               1,315,482
  Proceeds from issuance of long-term debt                                                473,923                 554,437
  Payments on long-term debt                                                             (114,152)               (387,712)
  Redemption of preferred stock                                                               ---                 (61,800)
  Purchase of treasury shares                                                             (29,279)                    ---
  Proceeds from issuance of common stock pursuant to employee
      stock purchase, stock option and dividend reinvestment plans                         17,435                  14,732
  Cash dividends                                                                         (195,708)               (125,875)
  Other financing activities, net                                                             649                  20,879
- -------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     2,573,731                (461,283)
- -------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                        355,488                (498,368)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          2,777,438               3,079,737
- -------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                               $3,132,926              $2,581,369
=========================================================================================================================
Additional disclosures relative to cash flow:
Interest paid                                                                            $779,508                $762,324
Income taxes paid                                                                         136,126                 135,802
Net payments received on "portfolio" swaps                                                 75,844                  68,748

Noncash item:
Transfers of loans to other real estate owned                                              22,933                  57,182
=========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

KEYCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

On March 1, 1994, KeyCorp merged into and with Society Corporation ("Society"), which was the surviving corporation under the name KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2, Mergers and Acquisitions.

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

2. MERGERS AND ACQUISITIONS

FAR WEST FEDERAL SAVINGS BANK BRANCHES
On April 15, 1994, Key Bank of Oregon ("Key Bank"), an indirect wholly-owned subsidiary of KeyCorp, assumed approximately $418 million in deposits of 21 branches from the Resolution Trust Corporation ("RTC"), as receiver for the failed Far West Federal Savings Bank of Portland, Oregon. Key Bank paid a premium of $27.5 million in the transaction.

COMMERCIAL BANCORPORATION OF COLORADO
On March 24, 1994, Commercial Bancorporation of Colorado ("CBC"), a bank holding company with subsidiary banks operating in the Denver, Colorado Springs, Sterling and Fort Collins areas of Colorado was acquired and its subsidiary banks merged into Key Bank of Colorado, a wholly-owned subsidiary of KeyCorp. Under the terms of the merger agreement, 2,900,389 KeyCorp Common Shares were exchanged for all of the outstanding shares of CBC common stock (based on an exchange ratio of .899 common shares for each share of CBC). CBC had total assets of $390 million at December 31, 1993. The merger qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of CBC because the transaction was not material to KeyCorp.

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

PENDING ACQUISITIONS

FIRST CITIZENS BANCORP OF INDIANA
On June 30, 1994, KeyCorp reached a definitive agreement to acquire First Citizens Bancorp of Indiana ("First Citizens"), based in Anderson, Indiana, in a tax-free exchange of stock for a total consideration of $50.8 million. Following the consummation of the merger, First Citizens' subsidiary, Citizens Banking Company, an Indiana-chartered commercial bank with nine branches in central Indiana, and with total assets of $349 million at March 31, 1994, will be merged with and into Society National Bank, Indiana, a wholly-owned subsidiary of KeyCorp. The acquisition, which is subject to certain regulatory and shareholder approvals, is expected to close during the fourth quarter of 1994 and will be accounted for as a purchase.

CASCO NORTHERN BANK, NATIONAL ASSOCIATION
BANKVERMONT CORPORATION
On June 23, 1994, KeyCorp reached definitive agreements to acquire Casco Northern Bank, National Association ("Casco Northern"), headquartered in Portland, Maine, and BANKVERMONT Corporation, headquartered in Burlington, Vermont, for a total of $198.5 million in cash. Following the consummation of the acquisition, Casco Northern, with 34 branches in Maine and with total assets of $1.1 billion at March 31, 1994, will merge with and into Key Bank of Maine, an indirect wholly-owned subsidiary of KeyCorp. As of the same date, BANKVERMONT Corporation's subsidiary, Bank of Vermont, had 12 branches and total assets of $684 million. The acquisitions, which are subject to certain regulatory approvals, are expected to close during the fourth quarter of 1994 and will be accounted for as purchases.

STATE HOME SAVINGS BANK, FSB
On May 6, 1994, Society National Bank, a wholly-owned subsidiary of KeyCorp, reached a definitive agreement to acquire State Home Savings Bank, FSB, ("State Home Savings") based in Bowling Green, Ohio, in a cash purchase. The transaction, which is subject to certain regulatory approvals, is expected to close in the third quarter of 1994. The proposed acquisition will be accounted for as a purchase. State Home Savings is a closely-held Federal savings bank with total assets of $338 million at March 31, 1994, and 14 branches in five Northwest Ohio counties.

THE BANK OF GREELEY
On October 5, 1993, KeyCorp agreed to acquire the Bank of Greeley, a single branch bank headquartered in Greeley, Colorado ("Greeley Bank"). Under terms of the agreement, KeyCorp Common Shares will be exchanged for all of the outstanding shares of Greeley Bank stock (based on an exchange ratio of 1.026 common shares for each share of Greeley Bank). The transaction, which is subject to certain regulatory approvals, is expected to close in the fourth quarter of 1994 and will be accounted for as a purchase. Greeley Bank had total assets of $61 million at June 30, 1994.

3. SECURITIES AVAILABLE FOR SALE

Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, equity securities having readily determinable fair values and all investments in debt securities are classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as investment securities ("held-to-maturity securities") and are carried at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available for sale" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported in a separate component of shareholders' equity. Gains or losses from the sale of securities available for sale are computed using the specific identification method and included in net securities gains.

At June 30, 1994, approximately $4.2 billion of securities were classified as available for sale and shareholders' equity was reduced by $82.3 million, representing the net unrealized loss on these securities, net of deferred income taxes. The change in the classification of securities under the new accounting standard had no impact on net income.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in thousands):

                                                                                         JUNE 30, 1994
                                                           -----------------------------------------------------------------------
                                                                                   GROSS               GROSS
                                                           AMORTIZED            UNREALIZED           UNREALIZED            FAIR
                                                             COST                  GAINS               LOSSES              VALUE
                                                           ----------              -------            ---------          ----------
U.S. Treasury, agencies and corporations                   $1,421,988              $10,204             ($10,769)         $1,421,423
States and political subdivisions                              27,669                  212                 (192)             27,689
Mortgage-backed securities                                  2,829,869                1,413             (113,524)          2,717,758
Other securities                                               20,793                  151              (18,140)              2,804
                                                           ----------              -------            ---------          ----------
    Total                                                  $4,300,319              $11,980            ($142,625)         $4,169,674
                                                           ==========              =======            =========          ==========

                                                                                         December 31, 1993
                                                           -----------------------------------------------------------------------
                                                                                   Gross               Gross
                                                           Amortized            Unrealized           Unrealized            Fair
                                                             Cost                  Gains               Losses              Value
                                                           ----------              -------            ---------          ----------
U.S. Treasury, agencies and corporations                   $1,433,980              $64,136              ($171)           $1,497,945
Mortgage-backed securities                                    269,735                4,165               (861)              273,039
Other securities                                               23,113                  753                 (5)               23,861
                                                           ----------              -------            ---------          ----------
   Total                                                   $1,726,828              $69,054            ($1,037)           $1,794,845
                                                           ==========              =======            =========          ==========

Securities available for sale by remaining contractual maturity were as follows (in thousands):

                                                     June 30, 1994
                                        -------------------------------------
                                        Amortized                    Fair
                                          Cost                       Value
                                        ----------                 ----------
Due in one year or less                 $  509,325                 $  531,188
Due after one through five years         1,980,376                  1,952,923
Due after five through ten years         1,371,946                  1,326,306
Due after ten years                        438,672                    359,257
                                        ----------                 ----------
   Total                                $4,300,319                 $4,169,674
                                        ==========                 ==========

Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

During the first six months of 1994, proceeds from the sales of securities available for sale were $1.4 billion, resulting in gross gains of $10.5 million and gross losses of $3.5 million.

4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities ("held-to-maturity securities") were as follows
(in thousands):

                                                                       JUNE 30, 1994
                                                 ----------------------------------------------------------
                                                                    GROSS          GROSS
                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                     COST           GAINS         LOSSES           VALUE
                                                 -----------      --------       ---------       ----------
U.S. Treasury, agencies and corporations         $   610,008      $  1,547       $ (24,953)      $  586,602
States and political subdivisions                  1,473,641        51,614          (3,633)       1,521,622
Mortgage-backed securities                         6,676,460        32,125        (254,395)       6,454,190
Other securities                                     551,432         4,668         (10,839)         545,261
                                                  ----------      --------       ---------       ----------
  Total                                           $9,311,541      $ 89,954       $(293,820)      $9,107,675
                                                  ==========      ========       =========       ==========


                                                                     December 31, 1993
                                                 -----------------------------------------------------------
                                                                    Gross          Gross
                                                  Amortized      Unrealized     Unrealized           Fair
                                                     Cost           Gains         Losses            Value
                                                 -----------      --------       ---------        ----------
U.S. Treasury, agencies and corporations         $   795,966      $ 11,601       $   (134)        $   807,433
States and political subdivisions                  1,677,823       102,402           (394)          1,779,831
Mortgage-backed securities                         7,877,216       108,627        (18,889)          7,966,954
Other securities                                     771,088        14,900             (5)            785,983
                                                 -----------      --------        -------         -----------
  Total                                          $11,122,093      $237,530       $(19,422)        $11,340,201
                                                 ===========      ========       ========         ===========

Investment securities by remaining contractual maturity were as follows (in thousands):

                                                                                        June 30, 1994
                                                                                   -------------------------
                                                                                   Amortized          Fair
                                                                                      Cost           Value
                                                                                   ----------      ----------
Due in one year or less                                                            $1,333,665      $1,211,708
Due after one through five years                                                    3,808,987       3,755,685
Due after five through ten years                                                    1,241,696       1,242,730
Due after ten years                                                                 2,927,193       2,897,552
                                                                                   ----------      ----------
  Total                                                                            $9,311,541      $9,107,675
                                                                                   ==========      ==========

Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

At June 30, 1994, investment and available for sale securities, with an aggregate amortized cost of approximately $8.0 billion, were pledged to secure public and trust deposits and securities sold under repurchase agreements, and for other purposes required or permitted by law.

5. LOANS
Loans are summarized as follows (in thousands):

                                                                 June 30,        December 31,           June 30,
                                                                     1994                1993               1993
                                                               ----------          ----------         ----------
Commercial, financial and agricultural                         $9,776,360          $8,965,528         $9,264,499
Real estate - construction                                      1,213,977           1,160,480          1,319,291
Real estate - commercial mortgage                               6,349,978           6,228,188          6,209,512
Real estate - residential mortgage                             12,701,084          11,026,319         10,125,748
Consumer                                                        9,571,957           9,276,334          8,992,369
Student loans held for sale                                     1,527,390           1,648,611          1,014,812
Lease financing                                                 1,944,515           1,702,472          1,377,144
Foreign                                                            72,398              63,312             72,565
                                                              -----------         -----------        -----------
  Total                                                       $43,157,659         $40,071,244        $38,375,940
                                                              ===========         ===========        ===========

Changes in the allowance for loan losses are summarized as follows
(in thousands):

                                                             Three months ended June 30,           Six months ended June 30,
                                                             --------------------------            -------------------------
                                                                 1994            1993               1994             1993
                                                             --------          --------            --------         --------
Balance at beginning of period                               $812,592          $793,247            $802,712          $782,649
Charge-offs                                                   (52,673)          (84,786)           (108,126)         (167,176)
Recoveries                                                     21,491            25,148              45,629            45,916
                                                             --------           -------            --------          --------
  Net charge-offs                                             (31,182)          (59,638)            (62,497)         (121,260)
Provision for loan losses                                       35,027           59,576              71,819           115,427
Allowance of merged affiliates                                    ---             2,560               4,403            18,929
                                                             --------           -------            --------          --------
  Balance at end of period                                   $816,437          $795,745            $816,437          $795,745
                                                             ========          ========            ========          ========


6. NONPERFORMING ASSETS

Nonperforming assets were as follows (in thousands):

                                               June 30,      December 31,      June 30,
                                                 1994            1993            1993
                                               --------        --------        --------
Nonaccrual loans                               $307,466        $329,843        $402,305
Restructured loans                                1,540           6,469           7,491
                                               --------        --------        --------
  Total nonperforming loans                     309,006         336,312         409,796
Other real estate owned                         148,278         186,052         304,226
Allowance for OREO losses                       (30,272)        (35,690)        (26,222)
                                               --------        --------        --------
Other real estate owned, net of allowance       118,006         150,362         278,004
  Other nonperforming assets                      4,841          13,462          13,989
                                               --------        --------        --------
  Total nonperforming assets                   $431,853        $500,136        $701,789
                                               ========        ========        ========

Changes in the allowance for OREO losses are summarized as follows
(in  thousands):

                                                    Three months ended June 30,        Six months ended June 30,
                                                    ---------------------------        -------------------------
                                                       1994              1993           1994             1993
                                                     -------            -------        -------          -------
Balance at beginning of period                       $33,200            $23,953         $35,690         $17,915
Net charge-offs                                      (3,935)            10,333)         (7,519)         (12,389)
Provision for other real estate owned losses          1,007             12,602           1,887           20,696
Allowance of merged affiliate                            ---                ---            214             ---
                                                     -------            -------         ------         --------
Balance at end of period                             $30,272            $26,222        $30,272          $26,222
                                                     =======            =======        =======          =======

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which takes effect for fiscal years beginning after December 15, 1994. SFAS No. 114 prescribes a valuation methodology for impaired loans as defined by the standard. Generally, a loan is considered impaired if management believes that it is probable that all amounts due will not be collected according to the contractual terms, as scheduled in the loan agreement. An impaired loan must be valued using either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the loan's underlying collateral. The Corporation expects to adopt SFAS
No. 114 prospectively in the first quarter of 1995. It is anticipated that the adoption of SFAS No. 114 will not have a material effect on the Corporation's financial condition or results of operations.

7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where appropriate, were as follows (dollars in thousands):

                                                          JUNE 30,        December 31,       June 30,
                                                           1994              1993              1993
                                                        ----------        ----------        ----------
Medium-Term Notes due through 2003                      $  490,200        $  546,230        $  549,230
 8.125%  Subordinated Notes due 2002                       198,025           197,902           197,778
 8.00 %  Subordinated Notes due 2004                       125,000           125,000           125,000
 8.40 %  Subordinated Capital Notes due 1999                75,000            75,000            75,000
 8.875%  Notes due 1996                                     74,800            74,772            74,743
11.125%  Notes due 1995                                     49,985            49,979            49,973
 8.404%  Notes due 1997 through 2001                        48,864            48,864            48,864
 8.255%  Notes due 1996                                     22,794            22,794            22,794
12.63 %  Notes due 1994                                       --               1,860             1,860
 7.875%  Notes due 1993                                       --                --              99,977
 8.25 %  Notes due 1993                                       --                --              25,000
 9.56 %  Note due 1995                                        --                --              14,922
All other long-term debt                                     2,028               384               390
                                                        ----------        ----------        ----------
        Total parent company                             1,086,696         1,142,785         1,285,531


Medium-Term Bank Notes due through 1997                    398,923              --               --
  7.85  %  Subordinated Notes due 2002                     199,833           199,823           198,599
  6.75  %  Subordinated Notes due 2003                     198,886           198,823           198,766
Federal Home Loan Bank Advances (1)                        182,228           165,100           215,400
 10.00  % Note due 1995                                     36,735            36,735            36,735
Industrial revenue bonds                                    10,869            10,938            11,257
All other long-term debt                                     9,471             9,666            10,936
                                                        ----------        ----------        ----------
        Total subsidiaries                               1,036,945           621,085           671,693
                                                        ----------        ----------        ----------
        Total                                           $2,123,641        $1,763,870        $1,957,224
                                                        ==========        ==========        ==========

(1) Long-term advances from the Federal Home Loan Bank (FHLB) are at adjustable and fixed rates ranging from
    3.80% to 12.13% at June 30, 1994, and mature at various dates through 2005. Real estate loans with a carrying value of $181.3 million, $174.5 million and $236.1 million at June 30, 1994, December 31, 1993 and June 30, 1993,
    respectively, collateralize FHLB advances.



8. MERGER AND INTEGRATION CHARGES

During the fourth quarter of 1993, merger and integration charges of $118.7 million ($80.6 million after tax, $.33 per Common Share) were recorded in connection with the March 1, 1994, merger of old KeyCorp into and with Society (the "Merger"). These charges included accruals for merger expenses, consisting primarily of investment banking and other professional fees directly related to the Merger ($20.5 million); severance payments and other employee costs ($49.6 million); systems and facilities costs ($35.7 million); and other costs incidental to the Merger ($12.9 million). These charges were recorded by the parent company in the fourth quarter of 1993 at which time management determined that it was probable that a liability for all such charges had been incurred and could be reasonably estimated. During the first six months of 1994, there were no material developments or adjustments with respect to merger and integration charges and management presently believes that the amount recorded during the fourth quarter of 1993 is adequate. At June 30, 1994, the remaining liability for merger and integration charges was $74.0 million. The Merger is described in greater detail in Note 2, Mergers and Acquisitions, on page 7 of this report.

9. INCOME TAXES

Income taxes included in the consolidated statements of income are as follows (in thousands):

                                      Three months ended June 30,       Six months ended June 30,
                                      ---------------------------       -------------------------
                                         1994            1993             1994             1993
                                       --------        --------         --------         --------
Currently payable -- Federal           $ 77,332        $ 74,966         $163,236         $152,082
Currently payable -- State               10,282           9,238           17,402           19,852
Deferred -- Federal                      23,859          17,076           35,867           26,432
Deferred -- State                           814            (150)           2,194           (1,321)
                                       --------        --------         --------         --------
  Total income tax expense             $112,287        $101,130         $218,699         $197,045
                                       ========        ========         ========         ========

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage their exposure to interest rate risk.

The following is a summary of the contractual or notional amount of each significant class of off-balance sheet financial instrument outstanding. The Corporation's maximum possible accounting loss from commitments to extend credit and from letters of credit equals the contractual amount of these instruments. The notional amount (an agreed upon amount on which calculations of interest payments to be exchanged are based) is significantly greater than the amount at risk, which is estimated as the cost to replace the transaction.

                                                                                   June 30, 1994
                                                                                   -------------
LOANS AND OTHER COMMITMENTS WHOSE CONTRACTUAL AMOUNTS REPRESENT CREDIT RISK AND/OR
MARKET RISK (IN THOUSANDS)
Loan commitments:
    Credit card lines                                                               $ 4,498,569
    Home equity                                                                       2,935,052
    Commercial real estate and construction                                           1,321,881
    Other                                                                             7,866,447
                                                                                    -----------
        Total loan commitments                                                       16,621,949

Other commitments:
    Standby letters of credit                                                         1,125,564
    Commercial letters of credit                                                        206,236
    Loans sold with recourse                                                            134,280
                                                                                    -----------
        Total loan and other commitments                                            $18,088,029
                                                                                    ===========

FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACTUAL AMOUNTS EXCEED THE AMOUNT OF CREDIT
AND/OR MARKET RISK (IN THOUSANDS)
Mortgage loan sale commitments                                                           $ 1,331,654
Mortgage loan options                                                                         40,000
Futures and options on financial futures                                                   1,126,731
Interest rate swap agreements                                                             10,301,006
Interest rate cap and floor agreements                                                       186,242

Both the parent company and its affiliate banks enter into interest rate swap agreements to manage interest rate risk. The affiliate banks also use interest rate swaps, caps and floors to accommodate the business needs of their customers. Under typical interest rate swap agreements, payments based on fixed rates or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap agreement, the notional amount remains constant for a specified period of time after which, based upon the level of the index, the swap contract will mature, the notional amount will begin to amortize or the swap will continue in effect until the contractual maturity of the agreement. Otherwise, the characteristics of these swaps are similar to conventional swap agreements. Interest rate swaps used for interest rate risk management purposes are designated as "portfolio" swaps. Interest rate cap and floor agreements provide that one party pays the other when interest rates rise above a specified level (caps) or fall below a specified level (floors). The following table summarizes the notional amount of interest rate swaps by type at June 30, 1994 (in millions):

                                 Receive Fixed       Pay Fixed
                           ------------------------ ------------
                            Indexed
                           Amortizing  Conventional Conventional   Basis         Total
                             ------      ------      ------        ------        -------
"Portfolio"                  $5,200      $3,246      $  356          $200        $ 9,002
Customer                        ---         608         680            11          1,299
                             ------      ------      ------        ------        -------
  Total interest rate swaps  $5,200      $3,854      $1,036          $211        $10,301
                             ======      ======      ======        ======        =======

At June 30, 1994, the interest rate swap portfolio was providing a positive cash flow (since the weighted average rate received exceeded the weighted average rate paid by 1.49%) even though interest rate swaps, including both "portfolio" and customer swaps, had an aggregate negative fair value of $336 million at the same date. The aggregate fair value was derived through the use of discounted cash flow models which contemplate future interest rates using the yield curve.

Interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Income from these swaps is recognized on an accrual basis with the interest income or expense pertaining to the related asset or liability whose interest rate risk characteristics are being adjusted. Gains and losses realized upon the termination of these interest rate swaps are deferred and recognized over the remaining lives of the underlying assets or liabilities. During the first six months of 1994, swaps with a notional amount of $3.5 billion were terminated resulting in net deferred losses of $26 million. A summary of the Corporation's deferred swap gains and (losses) at June 30, 1994, is as follows (in thousands):

                          Ending
Asset/Liability        Amortization              Deferred
   Managed                 Date               Gains/(Losses)
- ---------------       -------------           --------------
Loans                 February 1996                 ($30,022)
Debt                  June 2002                       13,443
Deposits              February 1996                    7,790

The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps (also included in the customer swap portfolio) with third parties. Where the Corporation does not have an existing loan with the customer, the swap position and any offsetting swap with a third party are recorded at their estimated fair values. Adjustments to fair value for customer swaps are included in noninterest income.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP


We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income for the three and six-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the six-month periods then ended. These financial statements, which give effect to the March 1, 1994, merger of KeyCorp and Society Corporation, are the responsibility of the Corporation's management.

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


                                                        /s/ Ernst & Young LLP

Cleveland, Ohio
July 18, 1994

FIGURE 2. - SELECTED FINANCIAL DATA


(DOLLARS IN MILLIONS,                     1994 Quarters                     1993 Quarters                  Six months ended June 30
                                      ----------------------      ------------------------------------     -------------------------
EXCEPT PER SHARE AMOUNTS)              SECOND         First        Fourth         Third        Second         1994          1993
- ------------------------------------------------------------------------------------------------------------------------------------
For the period
  Interest income                     $1,102.6      $1,045.0      $1,050.5      $1,051.0      $1,065.0      $2,147.6      $2,112.4
  Interest expense                       422.3         376.9         372.2         378.6         390.8         799.2         784.1
  Net interest income                    680.3         668.1         678.3         672.4         674.2       1,348.4       1,328.3
  Provision for loan losses               35.0          36.8          46.4          49.9          59.5          71.8         115.4
  Noninterest income                     227.4         226.6         237.1         288.7         253.3         454.0         475.9
  Noninterest expense                    538.7         542.8         689.5         590.8         569.8       1,081.5       1,104.8
  Income before income taxes             334.0         315.1         179.5         320.4         298.2         649.1         584.0
  Net income                             221.8         208.6         122.3         200.8         196.9         430.4         386.8
  Net income applicable
    to Common Shares                     217.8         204.6         118.4         196.6         192.4         422.4         376.8
- ------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
  Net income                             $0.89         $0.85         $0.49         $0.82         $0.81         $1.74         $1.58
  Cash dividends declared                 0.32          0.32          0.28          0.28          0.28          0.64          0.56
  Book value at period-end               18.17         17.88         17.53         17.32         16.74         18.17         17.88
  Market price:
    High                                 33.75         33.00         33.50         35.75         37.25         33.75         35.75
    Low                                  29.50         28.88         27.25         30.88         28.63         28.88         28.63
    Close                                31.88         30.00         29.75         32.00         35.13         31.88         35.13
  Weighted average
    Common Shares (000)              244,823.2     241,925.8     240,778.3     240,821.9     239,532.0     243,382.6     238,733.3
- ------------------------------------------------------------------------------------------------------------------------------------
AT PERIOD-END
  Loans                              $43,157.6     $41,379.8     $40,071.3     $39,070.7     $38,375.9     $43,157.6     $38,375.9
  Earning assets                      57,347.0      55,913.5      54,352.7      52,935.5      52,699.9      57,347.0      52,699.9
  Total assets                        63,356.6      61,475.8      59,631.2      58,169.2      57,944.5      63,356.6      57,944.5
  Deposits                            47,796.2      46,880.6      46,499.1      44,339.9      44,400.8      47,796.2      44,400.8
  Long-term debt                       2,123.6       1,744.5       1,763.9       1,908.4       1,957.2       2,123.6       1,957.2
  Common shareholders' equity          4,438.8       4,376.3       4,233.6       4,150.1       3,999.5       4,438.8       3,999.5
  Total shareholders' equity           4,598.8       4,536.3       4,393.6       4,310.1       4,183.5       4,598.8       4,183.5
- ------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
  Return on average total assets          1.43%         1.41%         0.83%         1.40%         1.38%         1.42%         1.38%
  Return on average common equity        19.77         19.20         11.09         19.10         19.67         19.49         19.75
  Return on average total equity         19.43         18.88         11.05         18.73         19.22         19.16         19.25
  Efficiency(1)                          58.43         60.13         61.35         60.13         60.54         59.27         60.30
  Overhead(2)                            44.87         47.27         48.12         46.50         46.15         46.05         46.49
  Net interest margin                     4.92          5.03          5.21          5.30          5.35          4.97          5.38
- ------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD-END
  Equity to assets                        7.26%         7.38%        7.37%          7.41%        7.22%        7.26%           7.22%
  Tangible equity to tangible assets      6.42          6.55          6.51          6.52          6.16          6.42          6.16
  Tier I risk-adjusted capital            8.77          8.91          8.73          8.66          8.42          8.77          8.42
  Total risk-adjusted capital            12.03         12.34         12.22         12.18         11.98         12.03         11.98
  Leverage                                6.76          6.85          6.72          6.74          6.48          6.76          6.48
- ------------------------------------------------------------------------------------------------------------------------------------
    ON MARCH 1, 1994, KEYCORP MERGED INTO AND WITH SOCIETY CORPORATION WHICH WAS THE SURVIVING CORPORATION AND ASSUMED THE NAME
    KEYCORP. THE MERGER WAS ACCOUNTED FOR AS A POOLING OF INTERESTS AND, ACCORDINGLY, THE FINANCIAL RESULTS (EXCEPT FOR CASH
    DIVIDENDS AND MARKET PRICE PER COMMON SHARE) FOR PRIOR PERIODS PRESENTED WITHIN THIS REPORT HAVE BEEN RESTATED TO INCLUDE THE
    COMBINED FINANCIAL RESULTS OF BOTH COMPANIES. CASH DIVIDENDS AND MARKET PRICE PER COMMON SHARE ARE THE HISTORICAL AMOUNTS
    ORIGINALLY REPORTED BY SOCIETY CORPORATION.

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


PERFORMANCE OVERVIEW

Figure 1 presents certain income statement components for the first six months of 1994 and 1993 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting the financial performance of the Corporation for the last five quarters and the year-to-date periods ended June 30, 1994 and 1993. Each of the items referred to in this performance overview and in Figures 1 and 2 is more fully described in the following discussion or in the notes to the consolidated financial statements presented on pages 7 through 14 of this report.


FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE
                                       Six months ended June 30,        Change
                                       -------------------------    ---------------
                                              1994     1993         Amount  Percent
                                             -----    -----         ------  -------
Interest income                              $8.82    $8.85         $(.03)    (.3)%
Interest expense                              3.28     3.29          (.01)    (.3)
                                             -----    -----          ----
    Net interest income                       5.54     5.56          (.02)    (.4)
Provision for loan losses                      .30      .48          (.18)  (37.5)
                                             -----    -----          ----
    Net interest income after provision for
        loan losses                           5.24     5.08           .16     3.1
Noninterest income                            1.87     1.99          (.12)   (6.0)
Noninterest expense                           4.44     4.63          (.19)   (4.1)
                                             -----    -----          ----
    Income before income taxes                2.67     2.44           .23     9.4
Income taxes                                   .90      .82           .08     9.8
Preferred dividends                            .03      .04          (.01)  (25.0)
                                             -----    -----          ----
Earnings per Common Share                    $1.74    $1.58         $ .16    10.1 %
                                             =====    =====          ====

Net income for the second quarter of 1994 reached a record high of $221.8 million. This represented an increase of $24.9 million, or 13%, from the $196.9 million recorded in the second quarter of 1993. Earnings per Common Share rose by 10% over the same period, increasing from $.81 to $.89. On an annualized basis, the return on average common equity for the second quarter of 1994 was 19.77% compared with 19.67% for the second quarter of 1993. The annualized returns on average total assets for the second quarters of 1994 and 1993 were 1.43% and 1.38%, respectively. The primary factors which contributed to the improvement in 1994 earnings were a $5.4 million, or 1%, increase in taxable-equivalent net interest income, a $31.1 million, or 5%, decrease in noninterest expense and a $24.5 million, or 41%, decrease in the provision for loan losses. These positive factors were offset in part by a $25.9 million, or 10%, decrease in noninterest income and a $11.2 million, or 11%, increase in income taxes. Excluding the impact of net securities gains, the efficiency ratio, which measures the extent to which revenue is consumed by overhead expense, was 58.43% for the second quarter of 1994 compared with 60.13% and 60.54% for the first quarter of 1994 and the second quarter of 1993, respectively. The improvement in this ratio from that reported in the prior periods was achieved despite the fact that most of the anticipated merger-related expense savings are yet to be realized by the Corporation.

Net income for the first six months of 1994 was $430.4 million, or $1.74 per Common Share, up from $386.8 million, or $1.58 per Common Share, for the same period last year. On an annualized basis the return on average common equity for the first half of 1994 was 19.49% compared with 19.75% for the first six months of 1993. The annualized returns on average total assets for the first six months of 1994 and 1993 were 1.42% and 1.38%, respectively. The same factors which contributed to the increase in quarterly earnings relative to the prior year also accounted for the improvement in year-to-date earnings. These factors included an $18.3 million, or 1%, increase in taxable-equivalent net interest income, a $23.3 million, or 2%, decrease in noninterest expense and a $43.6 million, or 38%, decrease in the provision for loan losses. Partially offsetting the impact of these positive factors was a $21.9 million, or 5%, decrease in noninterest income and a $21.7 million, or 11%, increase in income taxes. Excluding the impact of net securities gains, the efficiency ratio improved to 59.27% for the first half of 1994 from 60.30% for the same period last year.

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

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in the Corporation's yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 26.

For the second quarter of 1994 net interest income was $695.1 million, up $5.4 million, or 1%, from the same period last year. This growth was attributed to a $4.9 billion increase in average earning assets, partially offset by a 43 basis point decline in the net interest margin to 4.92%. The net interest margin is computed by dividing taxable-equivalent net interest income on an annualized basis by average earning assets.

Average earning assets for the second quarter totaled $56.5 billion, which was $4.9 billion, or 9%, higher than the second quarter 1993 level. This increase reflected the impact of acquisitions as well as internal growth generated in the loan and securities portfolios. Average loans rose $3.8 billion, or 10%, while securities (including both investment securities held to maturity and securities available for sale) were up $2.0 billion, or 17%, from the second quarter of 1993. Average earning assets comprised 91% of average total assets during the second quarter of 1994, up slightly from 90% in the second quarter of 1993.

The second quarter's net interest margin of 4.92% represented a decrease of 43 basis points from the 5.35% margin in the same period last year. The decline was primarily the result of a narrower interest rate spread, which decreased 42 basis points, as the decrease in the yield on earning assets (46 basis points) exceeded the decrease in the rate paid on interest bearing liabilities (4 basis points). Primary factors contributing to the decline in spread were the growth in earning assets at reduced yields, the replacement of maturing securities and interest rate swaps with lower-yielding portfolios and the refinancing of higher-yielding fixed-rate mortgage-related assets during the later half of 1993. In addition, the narrower spread reflected the higher proportion of lower-yielding securities to earning assets in the current year. The Corporation uses "portfolio" interest rate swaps in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $9.0 billion at June 30, 1994, from $8.4 billion at year-end 1993. Interest rate swaps contributed $33.6 million to net interest income and 24 basis points to the net interest margin for the second quarter of 1994. During the same period in 1993 interest rate swaps contributed $35.6 million to net interest income and added 28 basis points to the net interest margin.


FIGURE 3.  AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                         Second Quarter 1994                    First Quarter 1994
                                                ----------------------------------------------------------------------------
                                                 Average                   Yield/      Average                      Yield/
(DOLLARS IN MILLIONS)                            Balance      Interest      Rate       Balance          Interest     Rate
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1)(2):
  Commercial, financial and agricultural        $10,518.2       $231.7      8.84 %     $10,109.3         $207.4      8.32 %
  Real estate                                    18,302.0        364.1      7.98        17,305.6          341.6      8.01
  Consumer                                        9,824.2        229.7      9.38         9,513.3          226.4      9.65
  Student loans held for sale                     1,526.0         25.0      6.55         1,513.3           22.4      5.93
  Lease financing                                 1,851.6         31.1      6.71         1,729.6           29.9      6.92
  Foreign                                            70.2          1.0      5.86            71.1            1.1      6.03
- ----------------------------------------------------------------------------------------------------------------------------
    Total loans                                  42,092.2        882.6      8.41        40,242.2          828.8      8.35
Mortgage loans held for sale                        866.1         15.4      7.13         1,139.2           18.4      6.47
Taxable investment securities                     7,495.2        128.5      6.86         6,112.6          100.6      6.58
Tax-exempt investment securities (1)              1,693.9         34.2      8.09         1,630.7           35.2      8.63
- ----------------------------------------------------------------------------------------------------------------------------
    Total investment securities                   9,189.1        162.7      7.08         7,743.3          135.8      7.01
Securities available for sale (1)                 4,297.7         55.8      5.14         5,260.9           75.2      5.68
Interest-bearing deposits with banks                 41.3          0.3      2.89            32.8            0.4      5.17
Federal funds sold and securities
  purchased under agreements to resell               39.5          0.5      4.21            88.8            0.7      3.17
Trading account assets                               11.0          0.1      4.48            33.3            0.3      3.38
- ----------------------------------------------------------------------------------------------------------------------------
    Total earning assets                         56,536.9      1,117.4      7.93        54,540.5        1,059.6      7.88
Allowance for loan losses                          (819.6)                                (815.8)
Other assets                                      6,441.9                                6,248.4
- ----------------------------------------------------------------------------------------------------------------------------
                                                $62,159.2                              $59,973.1
                                                =========                              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                   $ 7,252.3         46.8      2.59       $ 7,197.6           43.0      2.43
Savings deposits                                  7,948.6         51.6      2.60         7,900.3           50.5      2.59
NOW accounts                                      5,622.9         26.0      1.86         5,571.9           25.4      1.85
Certificates ($100,000 or more)                   2,914.4         32.7      4.49         2,856.7           31.3      4.44
Other time deposits                              12,165.4        129.9      4.28        12,077.8          124.3      4.17
Deposits in foreign office                        2,993.7         28.4      3.80         2,678.0           21.6      3.27
- ----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposit               38,897.3        315.4      3.25        38,282.3          296.1      3.14
Federal funds purchased and securities
  sold under agreements to repurchase             6,240.0         60.5      3.89         4,993.3           39.0      3.16
Other short-term borrowings                       1,363.0         14.6      4.31         1,435.2           14.2      4.01
Long-term debt (3)                                2,020.0         31.8      6.52         1,756.9           27.6      6.55
- ----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities           48,520.3        422.3      3.50        46,467.7          376.9      3.29
Noninterest-bearing deposits                      8,055.1                                7,802.7
Other liabilities                                 1,006.0                                1,220.8
Preferred stock                                     160.0                                  160.0
Common shareholders' equity                       4,417.8                                4,321.9
- ----------------------------------------------------------------------------------------------------------------------------
                                                $62,159.2                              $59,973.1
                                                =========                              =========
Interest rate spread                                                        4.43                                     4.59
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income and net
  interest margin                                              $ 695.1      4.92 %                      $ 682.7      5.03 %
                                                               =======      ====                        =======      ====
Taxable-equivalent adjustment (1)                                $14.8                                    $14.6
- ----------------------------------------------------------------------------------------------------------------------------

(1)  INTEREST INCOME ON TAX-EXEMPT SECURITIES AND LOANS HAS BEEN ADJUSTED TO A FULLY TAXABLE-EQUIVALENT BASIS USING THE STATUTORY
     FEDERAL INCOME TAX RATE.

(2)  FOR PURPOSES OF THESE COMPUTATIONS, NONACCRUAL LOANS ARE INCLUDED IN THE AVERAGE LOAN BALANCES OUTSTANDING.

(3)  RATE CALCULATION EXCLUDES ESOP DEBT.





              Fourth Quarter 1993                         Third Quarter 1993                         Second Quarter 1993
- ------------------------------------------------------------------------------------------------------------------------------------
Average                             Yield/     Average                        Yield/      Average                          Yield/
Balance          Interest            Rate      Balance       Interest          Rate       Balance         Interest          Rate
- ------------------------------------------------------------------------------------------------------------------------------------


$ 8,948.7        $  180.0            7.98 %   $ 8,936.5      $  183.1           8.13 %   $ 9,128.8        $  192.4            8.45 %
 18,127.9           378.8            8.29      17,796.3         372.7           8.31      17,680.0           369.9            8.39
  9,166.2           226.4            9.80       9,059.2         229.9          10.07       8,947.9           232.3           10.41
  1,379.0            21.2            6.17       1,162.9          18.8           6.46       1,088.3            17.7            6.53
  1,570.6            29.8            7.59       1,412.2          29.6           8.39       1,328.5            26.0            7.83
     65.5             1.3            7.60          64.2           1.0           6.39          75.3             1.1            5.68
- ------------------------------------------------------------------------------------------------------------------------------------
 39,257.9           837.5            8.46      38,431.3         835.1           8.62      38,248.8           839.4            8.80
  1,278.1            21.5            6.73       1,155.3          20.1           6.96         972.6            17.9            7.38
  8,643.3           137.8            6.37       7,597.0         132.4           6.97       7,497.3           138.2            7.37
  1,726.5            37.4            8.67       1,769.8          39.8           8.99       1,816.5            40.0            8.80
- ------------------------------------------------------------------------------------------------------------------------------------
 10,369.8           175.2            6.76       9,366.8         172.2           7.35       9,313.8           178.2            7.65
  1,773.3            29.7            6.71       1,987.2          34.4           6.93       2,193.5            37.4            6.82
     48.4             0.6            5.18         396.5           3.5           3.53         716.8             6.0            3.36

     78.1             0.7            3.47         259.3           2.7           4.17         199.0             1.5            3.02
     13.8             0.1            3.45          15.5           0.1           3.22          15.7             0.1            3.24
- ------------------------------------------------------------------------------------------------------------------------------------
 52,819.4         1,065.3            8.00      51,611.9       1,068.1           8.21      51,660.2         1,080.5            8.39
   (807.9)                                       (806.4)                                    (805.4)
  6,277.8                                       6,246.2                                    6,344.2
- ------------------------------------------------------------------------------------------------------------------------------------
$58,289.3                                     $57,051.7                                  $57,199.0
=========                                     =========                                  =========

$ 7,273.1            44.6            2.43     $ 7,227.1          46.5           2.55     $ 7,194.3            48.6            2.71
  7,739.1            52.9            2.71       7,597.9          54.4           2.84       7,583.6            54.6            2.89
  5,499.3            26.8            1.94       5,411.7          27.7           2.03       5,276.9            27.7            2.11
  2,846.5            32.4            4.51       3,037.3          32.8           4.28       3,297.4            35.8            4.35
 12,291.1           129.8            4.19      12,317.2         135.6           4.37      12,521.0           140.1            4.49
  1,282.6            10.0            3.08         772.4           6.0           3.08       1,043.7             8.0            3.07
- ------------------------------------------------------------------------------------------------------------------------------------
 36,931.7           296.5            3.18      36,363.6         303.0           3.31      36,916.9           314.8            3.42

  4,472.5            33.2            2.95       4,058.5          30.4           2.97       4,355.6            32.0            2.95
  1,239.8            12.4            3.96       1,462.4          13.2           3.57       1,176.8            10.8            3.69
  1,883.9            30.1            6.64       1,931.4          32.0           6.89       1,932.7            33.2            7.15
- ------------------------------------------------------------------------------------------------------------------------------------
 44,527.9           372.2            3.32      43,815.9         378.6           3.43      44,382.0           390.8            3.54
  8,166.4                                       7,934.0                                    7,730.2
  1,200.3                                       1,048.2                                      978.7
    160.0                                         168.4                                      184.0
  4,234.7                                       4,085.2                                    3,924.1
- ------------------------------------------------------------------------------------------------------------------------------------
$58,289.3                                     $57,051.7                                  $57,199.0
=========                                     =========                                  =========
                                     4.68                                       4.78                                          4.85
- ------------------------------------------------------------------------------------------------------------------------------------

                  $ 693.1            5.21 %                   $ 689.5           5.30 %                     $ 689.7            5.35 %
                  =======            ======                   =======           ======                     =======           ======
                    $14.8                                       $17.1                                        $15.5
- ------------------------------------------------------------------------------------------------------------------------------------

FIGURE 4.  COMPONENTS OF NET INTEREST INCOME CHANGES
(IN MILLIONS)

                                            From Three Months Ended June 30, 1993           From Six Months Ended June 30, 1993
                                             To Three Months Ended June 30, 1994             To Six Months Ended June 30, 1994
                                          ----------------------------------------        --------------------------------------
                                          Average        Yield/            Net             Average          Yield/         Net
                                          Volume          Rate           Change            Volume            Rate         Change
                                          ------        ------           ------            ------          ------          -----
INTEREST INCOME
Loans                                      $81.7        $(38.5)           $43.2            $143.3         $ (84.5)         $58.8
Mortgage loans held for sale                (1.9)         (0.6)            (2.5)              4.9            (3.5)           1.4
Taxable investment securities                0.2          (9.9)            (9.7)            (22.0)          (35.3)         (57.3)
Tax-exempt investment securities            (2.6)         (3.2)            (5.8)             (7.0)           (4.8)         (11.8)
Securities available for sale               29.0         (10.6)            18.4              71.5           (17.9)          53.6
Short-term investments                      (7.2)          0.5             (6.7)            (12.3)            0.9          (11.4)
                                          ------        ------           ------            ------          ------          -----
     Total interest income                  99.2         (62.3)            36.9             178.4          (145.1)          33.3

INTEREST EXPENSE
Money market deposit accounts                0.4          (2.2)            (1.8)             (0.5)           (8.2)          (8.7)
Savings deposits                             2.5          (5.5)            (3.0)             10.2           (14.9)          (4.7)
NOW accounts                                 1.7          (3.4)            (1.7)              4.3            (7.9)          (3.6)
Certificates ($100,000 or more)             (4.3)          1.2             (3.1)             (7.8)           (1.2)          (9.0)
Other time deposits                         (3.9)         (6.3)           (10.2)            (10.2)          (20.5)         (30.7)
Deposits in foreign office                  18.1           2.3             20.4              31.9             2.5           34.4
                                          ------        ------           ------            ------          ------          -----
     Total interest-bearing deposits        14.5         (13.9)             0.6              27.9           (50.2)         (22.3)
Federal funds purchased and
     securities sold under
      agreements to repurchase              16.4          12.1             28.5              18.5            14.3           32.8
Other short-term borrowings                  1.8           2.0              3.8               7.2             2.7            9.9
Long-term debt                               1.5          (2.9)            (1.4)              0.2            (5.6)          (5.4)
                                          ------        ------           ------            ------          ------          -----
     Total interest expense                 34.2          (2.7)            31.5              53.8           (38.8)          15.0
                                          ------        ------           ------            ------          ------          -----
     Net interest income                   $65.0        $(59.6)            $5.4            $124.6         $(106.3)         $18.3
                                          ======        ======           ======            ======          ======          =====

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

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income from pro forma 100 and 200 basis point changes in the overall level of interest rates. ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over a twelve-month period should not result in more than a 2% negative impact on net interest income. Simulations as of June 30, 1994, indicated that the Corporation's liability sensitive position was moderately in excess of those guidelines. Management believes its current rate sensitivity level to be appropriate, considering its view of the economic outlook, coupled with a degree of conservatism inherent in its simulation assumptions and guidelines.

The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. Management has utilized its securities portfolio and, for the past several years, interest rate swaps in the management of interest rate risk. The decision to use "portfolio" interest rate swaps versus on-balance sheet securities to manage interest rate risk has depended on various factors, including funding costs, liquidity, and capital requirements. The Corporation's "portfolio" swaps totaled $9.0 billion at June 30, 1994, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest while paying at a variable rate, as summarized in Figure 5.

FIGURE 5. INTEREST RATE SWAP PORTFOLIO AT JUNE 30, 1994
(DOLLARS IN MILLIONS)

                                                                                                       Weighted Average Rate
                                                          Notional       Maturity (1)      Fair        ----------------------
                                                           Amount          (years)        Value         Receive          Pay
                                                           -------       ----------      -------        -------        -------

Receive fixed/pay variable - indexed amortizing             $5,200           3.8          $(220)         6.14 %          4.25  %
Receive fixed/pay variable - conventional                    3,246           6.2           (122)         6.45            4.48
Pay fixed/receive variable - conventional                      356           1.9              4          4.35            6.63
Basis swaps                                                    200           0.8           ---           4.06            4.64
                                                           -------                       ------
      Total "portfolio" swaps                                9,002           4.5           (338)         6.14            4.43
Customer swaps                                               1,299           3.5              2          5.48            5.58
                                                           -------                       ------
      Total interest rate swaps                            $10,301           4.4          $(336)         6.06 %          4.57  %
                                                           =======                       ======


(1)  MATURITY IS BASED UPON EXPECTED AVERAGE LIVES RATHER THAN CONTRACTUAL TERMS.

In addition to "portfolio" swaps, the Corporation has entered into interest rate swap agreements to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps with third parties. These offsetting swaps are included in the customer swap portfolio. Where the Corporation does not have an existing loan with the customer, the swap position and any offsetting swap with a third party are recorded at their estimated fair values. Adjustments to fair value for customer swaps are included in noninterest income. The $1.3 billion notional amount of customer swaps in Figure 5 includes $608 million of interest rate swaps that receive a fixed rate and pay a variable rate and $691 million of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $10.3 billion at June 30, 1994, $9.6 billion at December 31, 1993 and $5.8 billion at June 30, 1993. At June 30, 1994, the interest rate swap portfolio was providing a positive cash flow (since the weighted average rate received exceeded the weighted average rate paid by 1.49%) even though interest rate swaps, including both "portfolio" and customer swaps, had an aggregate negative fair value of $336 million at the same date. The aggregate fair value was derived through the use of discounted cash flow models which contemplate future interest rates using the yield curve. The portfolio swap activity for the first six months of 1994 is summarized in Figure 6 and the expected average maturities of the portfolio swaps at June 30, 1994, are summarized in Figure 7.

FIGURE 6. "PORTFOLIO" SWAP ACTIVITY FOR THE SIX MONTHS ENDED JUNE 30, 1994
(IN MILLIONS)
                                                                                                                 Total
                                               Receive          Pay                            Forward-        "Portfolio"
                                                Fixed          Fixed           Basis           Starting           Swaps
                                                ------         -----           -----           --------         ---------
Balance at beginning of period                  $7,559          $150            $150               $500           $8,359
      Additions                                  4,913           606             200                 50            5,769
      Maturities                                (1,476)          ---            (150)              ---            (1,626)
      Terminations                              (2,600)         (400)           ---                (500)          (3,500)
      Forward-starting becoming effective           50           ---            ---                 (50)             ---
                                                ------          ----            ----              -----           ------
Balance at end of period                        $8,446          $356            $200              $ ---           $9,002
                                                ======          ====            ====              =====           ======

FIGURE 7. EXPECTED AVERAGE MATURITIES OF "PORTFOLIO" SWAPS AT JUNE 30, 1994
(IN MILLIONS)
                                      Receive fixed/
                                      pay variable -   Receive fixed/         Pay fixed/
                                         indexed       pay variable -      receive variable -
Expected Average Maturity               amortizing      conventional         conventional       Basis swaps       Total
- --------------------------            -------------   ----------------    -------------------   -----------      -------
Due in one year or less                    $  100          $  666                 $100              $200          $1,066
Due after one through five years            4,700             706                  256               ---           5,662
Due after five through ten years              400           1,750                  ---               ---           2,150
Due after ten years                           ---             124                  ---               ---             124
                                           ------          ------                 ----              ----          ------
      Total "portfolio" swaps              $5,200          $3,246                 $356              $200          $9,002
                                           ======          ======                 ====              ====          ======

The notional amount of the interest rate swap contracts represents an agreed upon amount on which calculations of interest payments to be exchanged are based and is not representative of the potential for gain or loss on such positions. Similarly, the notional amount is not indicative of the credit or market risk of the positions held, which is estimated as the cost which would be incurred to replace the transaction. The credit risk exposure to the counterparties on each interest rate swap is monitored by the appropriate Corporate Banking credit committees. Based upon detailed credit reviews of the counterparties, these credit committees establish limitations on the total credit exposure the Corporation may have with each counterparty and determine whether collateral is required. At June 30, 1994, including swap agreements entered into to offset customer swaps but excluding all other customer swaps, the Corporation had 23 different counterparties to interest rate swap agreements, of which the Corporation had credit exposure of $13.9 million on a notional amount of $622 million to only seven counterparties. The largest credit exposure to an individual counterparty was $7.9 million on a notional amount of $200 million. Presented in Figure 8 is a summary of gross unrealized gains and losses on portfolio swaps at June 30, 1994.

FIGURE 8. UNREALIZED GAINS AND LOSSES ON "PORTFOLIO" SWAPS BY INTEREST RATE MANAGEMENT STRATEGY AT JUNE 30, 1994
(IN MILLIONS)
                                                                     Unrealized
                                                 Notional        -------------------
            Strategy                              Amount         Gains        Losses      Total
 -----------------------------------             --------        -----        ------      -----
Convert variable rate loans to fixed              $6,510           $1         $(311)       $(310)
Convert fixed rate debt to variable                1,698          ---           (31)         (31)
Other                                                794           11            (8)           3
                                                  ------          ---         -----        -----
     Total "portfolio" swaps                      $9,002          $12         $(350)       $(338)
                                                  ======          ===         =====        =====

NONINTEREST INCOME
A summary of noninterest income is presented in Figure 9. Total noninterest income decreased $25.9 million, or 10%, for the three-month period ended June 30, 1994, compared to the same period in 1993. Excluding for comparative purposes the noncore items consisting of special asset management fees and net securities gains, noninterest income was $220.0 million, down $23.9 million or 10% from the same period last year. Special asset management fees are earned in connection with loan collection and asset disposition work performed for the Federal Deposit Insurance Corporation ("FDIC") under asset management contracts. The level of these fees decreased from the second quarter of 1993 and is anticipated to decrease over time as the FDIC assets under contract are collected and therefore decline. These fees may vary from quarter-to-quarter as a result of the timing associated with the loan work-outs or asset dispositions.

Primary factors contributing to the decrease in core noninterest income were trust income and mortgage banking income which declined from the second quarter of 1993 by $8.3 million and $8.4 million, respectively. In addition, total other income was down $10.1 million. These decreases were partially offset by a $4.4 million increase in service charges on deposit accounts. The decrease in trust income reflected the September 1993 sale of Ameritrust Texas Corporation which contributed approximately $11.7 million to trust income in the second quarter of last year. After giving effect to the impact of this transaction, second quarter trust income was up $3.4 million. As shown in Figure 10, the decrease in mortgage banking income was primarily due to a decline in origination fees, reflecting an industry-wide exceptionally high level of activity last year, and lower gains from the sales of servicing rights. The decrease in total other income was primarily the result of the receipt of a $7.7 million settlement with the FDIC relating to the acquisition of certain assets and liabilities of Goldome Savings Bank, and a $3.2 million gain on the sale of a credit investigation company, both recorded during the second quarter of last year. The impact of these prior year transactions was offset in part by a $6.0 million mark-to-market write-up in the venture capital portfolio recorded in the second quarter of 1994. The growth in service charges on deposit accounts reflected the impact of acquisitions and the repricing of fees by certain affiliate banks over the past twelve months. The overall decrease in core noninterest income was moderated by the impact of six acquisitions completed during the twelve-month period ended June 30, 1994.

For the first six months of 1994, core noninterest income, which excludes the special asset management fees and net securities gains, was $438.0 million. This represented a decrease of $10.9 million, or 2%, from the amount reported for the first half of last year. As shown in Figure 9, declines from the prior year occurred primarily in trust income, mortgage banking income and international fees which decreased by $14.2 million, $3.0 million and $2.5 million, respectively. These decreases were partially offset by a $6.0 million increase in service charges on deposit accounts. After giving effect to the sale of Ameritrust Texas Corporation, which contributed $22.6 million to trust income in the first six months of last year, trust income was up approximately $8.4 million from the prior year-to-date period.


FIGURE 9.  NONINTEREST INCOME
(DOLLARS IN MILLIONS)
                                           Three months ended                              Six months ended
                                                 June 30,                  Change             June 30,              Change
                                         ----------------------   ---------------------   ------------------   ----------------
                                           1994          1993     Amount       Percent      1994       1993     Amount  Percent
                                         --------      --------   -------     ---------   --------  --------    ------- -------
Service charges on deposit accounts         $68.4        $64.0     $4.4          6.9 %      $130.7    $124.7     $6.0     4.8 %
Trust income                                 55.6         63.9     (8.3)       (13.0)        112.6     126.8    (14.2)  (11.2)
Mortgage banking income                      19.6         28.0     (8.4)       (30.0)         39.0      42.0     (3.0)   (7.1)
Credit card fees                             18.9         18.2      0.7          3.8          35.6      34.5      1.1     3.2
Insurance and brokerage income               15.4         17.6     (2.2)       (12.5)         31.4      31.7     (0.3)   (0.9)
Special asset management fees                 6.8          7.7     (0.9)       (11.7)          9.0      24.0    (15.0)  (62.5)
Net securities gains                          0.6          1.7     (1.1)       (64.7)          7.0       3.0      4.0   133.3
Other income:
    International fees                        3.5          5.2     (1.7)       (32.7)          8.6      11.1     (2.5)  (22.5)
    Miscellaneous                            38.6         47.0     (8.4)       (17.9)         80.1      78.1      2.0     2.6
                                           ------       ------   ------                     ------    ------    -----
        Total other income                  42.1          52.2    (10.1)       (19.3)         88.7      89.2     (0.5)   (0.6)
                                           ------       ------   ------                     ------    ------    -----
        Total noninterest income           $227.4       $253.3   $(25.9)       (10.2)%      $454.0    $475.9   $(21.9)   (4.6)%
                                           ======       ======   ======                     ======    ======    =====


FIGURE 10.  MORTGAGE BANKING INCOME
(DOLLARS IN MILLIONS)
                                           Three months ended                              Six months ended
                                                 June 30,                  Change             June 30,              Change
                                         ----------------------   ---------------------   ------------------   ----------------
                                           1994          1993     Amount       Percent      1994       1993     Amount  Percent
                                         --------      --------   -------     ---------   --------  --------    ------- -------
Servicing fees                              $10.0         $5.4     $4.6         85.2 %       $19.1     $15.3     $3.8    24.8 %
Gains on sales of loans                       1.7          2.5     (0.8)       (32.0)          4.2       1.4      2.8   200.0
Origination fees                              3.5          7.9     (4.4)       (55.7)         10.1      10.6     (0.5)   (4.7)
Gains on sales of servicing rights            3.0         10.2     (7.2)       (70.6)          3.0      10.2     (7.2)  (70.6)
Late fees and other                           1.4          2.0     (0.6)       (30.0)          2.6       4.5     (1.9)  (42.2)
                                           ------       ------   ------                     ------    ------    -----
        Total mortgage banking income       $19.6        $28.0    $(8.4)       (30.0) %      $39.0     $42.0    $(3.0)   (7.1)%
                                           ======       ======   ======                     ======    ======    =====



NONINTEREST EXPENSE
Figure 11 provides a summary of noninterest expense. Total noninterest expense decreased by $31.1 million, or 6%, during the second quarter of 1994 as compared to the second quarter of 1993. Excluding net OREO expense, core noninterest expense was $536.3 million, representing a decrease of $20.8 million, or 4%, from the second quarter of last year and down $5.2 million, or 1%, from the prior quarter. In comparison with the second quarter of 1993 the largest decreases in non-interest expense came from personnel, professional fees and other noninterest expense which were down by $6.5 million, $3.1 million and $11.8 million, respectively. The decline in personnel expense reflected a decrease in expenses associated with contracted or temporary personnel and a 1% decline in the number of full-time equivalent employees, principally as a result of the divestiture of Ameritrust Texas Corporation and the integration of certain old KeyCorp and Society operations.

Contributing to the decrease in professional fees were lower costs for legal and consulting services. The decline in total other expense reflected decreases in various categories of operating expense, such as marketing, advertising, computer processing and contributions. The overall decrease in noninterest expense was moderated by the impact of six acquisitions completed during the twelve-month period ended June 30, 1994, and the growth in net occupancy expense, due in part to the opening of a new operations center late in 1993.

Total core noninterest expense was $1.1 billion for the first six months of 1994, down $5.6 million, or 1%, from the comparable 1993 period. Decreases of $17.9 million and $3.6 million in total other expense and professional fees, respectively, were offset in part by an $11.8 million increase in personnel costs and a $6.2 million increase in net occupancy expense. The decrease in other expense reflected declines in various categories of operating expense, while professional fees were down due to lower costs for legal and consulting services. The year-to-date variance from the prior year in both salaries and employee benefits reflected the prospective reclassification of certain expenses previously recorded as employee benefits by old KeyCorp to salaries. These expenses for old KeyCorp totaled approximately $8.3 million for the first six months of 1993. Adjusting for this reclassification, the increase in the cost of employee benefits was due in part to higher health care costs. The growth in net occupancy expense reflected the impact of acquisitions as well as the opening of a new operations center late in 1993.


FIGURE 11.  NONINTEREST EXPENSE
(DOLLARS IN MILLIONS)

                                           Three months ended                              Six months ended
                                                 June 30,                  Change             June 30,              Change
                                         ----------------------   ---------------------   ------------------   ----------------
                                           1994          1993     Amount       Percent      1994       1993     Amount  Percent
                                         --------      --------   -------     ---------   --------  --------    ------- -------
Personnel:
    Salaries                              $217.4        $218.7    $ (1.3)         (0.6) %   $438.5    $427.1     $ 11.4    2.7 %
    Employee benefits                       49.9          55.1      (5.2)         (9.4)      104.4     104.0        0.4    0.4
                                          ------        ------     -----                  --------  --------     ------
        Total personnel                    267.3         273.8      (6.5)         (2.4)      542.9     531.1       11.8    2.2
Net occupancy                               53.2          51.6       1.6           3.1       108.7     102.5        6.2    6.0
Equipment                                   39.6          41.1      (1.5)         (3.6)       79.5      79.8        (.3)   (.4)
FDIC insurance assessments                  24.8          24.3       0.5           2.1        48.8      50.6       (1.8)  (3.6)
Professional fees                           11.5          14.6      (3.1)        (21.2)       24.0      27.6       (3.6) (13.0)
OREO expense, net (1)                        2.4          12.7     (10.3)        (81.1)        3.7      21.4      (17.7) (82.7)
Other expense:
    Marketing                               15.4          17.2      (1.8)        (10.5)       30.7      30.7         --     --
    Amortization of intangibles             13.8          14.5      (0.7)         (4.8)       26.3      29.0       (2.7)  (9.3)
    Miscellaneous                          110.7         120.0      (9.3)         (7.8)      216.9     232.1      (15.2)  (6.5)
                                          ------        ------     -----                  --------  --------     ------
         Total other expense               139.9         151.7     (11.8)         (7.8)      273.9     291.8      (17.9)  (6.1)
                                          ------        ------     -----                  --------  --------     ------
         Total noninterest expense        $538.7        $569.8    $(31.1)         (5.5) % $1,081.5  $1,104.8     $(23.3)  (2.1) %
                                          ======        ======     =====                  ========  ========     ======

Full-time equivalent employees            29,810        30,152                              29,810    30,152
Efficiency ratio (2)                       58.43 %       60.54 %                             59.27 %   60.30 %
Overhead ratio (3)                         44.87         46.15                               46.05     46.49

(1) OREO EXPENSE IS NET OF INCOME OF $1.1 MILLION AND $5.6 MILLION FOR THE 1994 AND 1993 QUARTERS, RESPECTIVELY, AND $2.0 MILLION AND $9.1 MILLION FOR
    THE 1994 AND 1993 YEAR-TO-DATE PERIODS, RESPECTIVELY.

(2) CALCULATED AS NONINTEREST EXPENSE DIVIDED BY TAXABLE-EQUIVALENT NET INTEREST INCOME PLUS NONINTEREST INCOME (EXCLUDING NET SECURITIES GAINS).

(3) CALCULATED AS NONINTEREST EXPENSE LESS NONINTEREST INCOME (EXCLUDING NET SECURITIES GAINS) DIVIDED BY TAXABLE-EQUIVALENT NET INTEREST INCOME.



The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 58.43% for the second quarter of 1994 compared with 61.35% and 60.54% for the fourth quarter of 1993 and the second quarter of 1993, respectively. As previously stated, the improvement in this ratio from that reported for the fourth quarter was achieved despite the fact that most of the anticipated merger-related expense savings are yet to be realized by the Corporation.

INCOME TAXES
The provision for income taxes was $112.3 million for the three-month period ended June 30, 1994, as compared to $101.1 million for the same period in 1993. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1994 second quarter was 33.6% compared to 33.9% for the second quarter of 1993. For the first six months of 1994, the provision for income taxes was $218.7 million compared with $197.0 million for the first half of 1993. The effective tax rate in each of these periods was 33.7% and 33.8%, respectively. The higher quarterly and year-to-date provisions relative to the prior year resulted from an overall increase in the levels of taxable earnings. The effective tax rates in all periods were lower than the statutory Federal income tax rate primarily due to tax-exempt income from certain securities and loans.

FINANCIAL CONDITION

LOANS
At June 30, 1994, total loans outstanding were $43.2 billion, compared with $40.1 billion at December 31, 1993, and $38.4 billion at June 30, 1993. The composition of the loan portfolio by loan type as of each of these respective dates is presented in Note 5, Loans, on page 11 of this report. The growth from the December 31, 1993 level was primarily due to increases of $810.8 million in commercial loans, $1.9 billion in real estate loans (of which $1.7 billion pertained to residential mortgages), $295.6 million in consumer loans and $242.0 million in lease financing. Student loans held for sale declined by $121.2 million from year-end 1993. The growth in the commercial loan portfolio was due in part to the success of a program launched in mid-April which was originally expected to generate approximately $200 million in small business loans. During the second quarter, $238 million in new loans were recorded under this program and applications for an additional $278 million were in process as of June 30. As shown in Figure 12, the internally generated loan growth was achieved throughout all of KeyCorp's geographic regions. The acquired loan growth resulted from the acquisition of CBC, previously described in Note 2, Mergers and Acquisitions on page 7 of this report.


FIGURE 12.  PERIOD-END LOAN GROWTH BY REGION FOR THE SIX MONTHS ENDED
JUNE 30, 1994
(DOLLARS IN MILLIONS)
                                     Internally                                              Percent
                                     Generated           Acquired           Total            Change
                                    ------------       ------------      -----------      -----------
Northeast Region                     $  668.2               ---           $  668.2             5.9 %
Great Lakes Region                    1,345.4               ---            1,345.4             7.5
Rocky Mountain Region                   260.6            $217.9              478.5            17.8
Northwest Region                        595.6               ---              595.6             7.3
Financial Services                       (1.4)              ---               (1.4)           (1.5)
                                     --------          --------           --------
      Total                          $2,868.4            $217.9           $3,086.3             7.7 %
                                     ========          ========           ========

With respect to geographic concentration, Figure 13 depicts the loan portfolio at June 30, 1994, by region. The Corporation's unique thirteen-state, four-region profile has provided significant credit risk diversification.


FIGURE 13.  LOANS OUTSTANDING BY REGION AT JUNE 30, 1994
(DOLLARS IN MILLIONS)

                                  Total Loans        Distribution
                                ---------------   -----------------
Northeast Region                  $11,923.8              27.6 %
Great Lakes Region                 19,193.2              44.5
Rocky Mountain Region               3,161.5               7.3
Northwest Region                    8,784.6              20.4
Financial Services                     94.5               0.2
                                  ---------         ---------
                                  $43,157.6             100.0 %
                                  =========         =========

Figure 14 summarizes the industry concentrations within the commercial real estate portfolio at June 30, 1994, and shows the portions of the portfolio which are nonowner-occupied versus owner-occupied. At June 30, 1994, 46% of the construction portfolio and 45% of the commercial mortgage loan portfolio were comprised of loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on the real estate market.



FIGURE 14.  CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS AT JUNE 30, 1994
(IN MILLIONS)
                                                              Commercial
                                           Construction        Mortgage            Total
                                           ------------       ----------           ------
Nonowner-occupied:
      Retail                                 $  138.7         $  831.3           $  970.0
      Multi-family properties                    93.6            789.4              883.0
      Office buildings                          139.9            829.4              969.3
      Hotels/Motels                              26.3            241.6              267.9
      Health facilities                           9.6             86.9               96.5
      Manufacturing facilities                    5.4             72.7               78.1
      Warehouses                                 10.6            237.0              247.6
      Other                                     232.6            417.5              650.1
                                             --------         --------           --------
                                                656.7          3,505.8            4,162.5
Owner-occupied                                  557.3          2,844.2            3,401.5
                                             --------         --------           --------
      Total                                  $1,214.0         $6,350.0           $7,564.0
                                             ========         ========           ========

SECURITIES
Effective January 1, 1994, the Corporation adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This new accounting standard requires, among other things, that equity securities having readily determinable fair values and all investments in debt securities be classified in three portfolios: securities held to maturity, securities available for sale, and trading securities. The designation of securities as available for sale applies to all securities that may be held for indefinite periods, including securities that may be sold in response to changes in interest rates, changes in prepayment risk, increases in loan demand, or for general liquidity and other similar factors. These securities are carried at their fair values with unrealized gains and losses excluded from operating results and reported in a separate component of shareholders' equity. Securities that management has the positive intent and ability to hold to maturity are included in the investment securities portfolio and are carried at amortized cost.

At June 30, 1994, approximately $4.2 billion of securities were classified as available for sale, and shareholders' equity was reduced by $82.3 million, representing the net unrealized loss on these securities, net of deferred income taxes. The change in the classification of securities under the new accounting standard had no impact on net income. SFAS No. 115 is more fully described in Note 3, Securities Available for Sale, on page 9 of this report.

Additional information pertaining to securities available for sale and investment securities is presented in Figure 15 and Figure 16, respectively.


FIGURE 15. SECURITIES AVAILABLE FOR SALE AT JUNE 30, 1994
(DOLLARS IN MILLIONS)

                                    U.S. Treasury,    States and        Mortgage-                                  Weighted
                                    Agencies and      Political           Backed           Other                    Average
                                    Corporations     Subdivisions      Securities (1)   Securities      Total      Yield (2)
                                    ------------     ------------     ---------------   ----------     -------    -----------
Maturity:
  One year or less                        $495.2          $2.6             $33.3             $0.1       $531.2        5.75 %
  After one through five years             707.3          10.2           1,234.4              1.1      1,953.0        6.28
  After five through ten years             216.2           8.3           1,100.6              1.2      1,326.3        5.42
  After ten years                            2.7           6.6             349.5              0.4        359.2        5.81
                                        --------      --------          --------         --------     --------    --------
Fair value                              $1,421.4         $27.7          $2,717.8             $2.8     $4,169.7        5.91 %
                                        ========      ========          ========         ========     ========    ========
Amortized cost                          $1,422.0         $27.6          $2,829.9            $20.8     $4,300.3
Weighted average yield                      6.11 %        7.92 %            5.80 %           4.68 %       5.91 %
Weighted average maturity              2.5 years     6.9 years         8.0 years        9.6 years    6.2 years

(1) MATURITY IS BASED UPON EXPECTED AVERAGE LIVES RATHER THAN CONTRACTUAL
    TERMS.

(2) WEIGHTED AVERAGE YIELDS ARE CALCULATED ON THE BASIS OF AMORTIZED COST. SUCH YIELDS HAVE BEEN ADJUSTED TO A FULLY TAXABLE-EQUIVALENT BASIS USING THE STATUTORY FEDERAL INCOME TAX RATE OF 35%.




FIGURE 16. INVESTMENT SECURITIES AT JUNE 30, 1994
(DOLLARS IN MILLIONS)

                                    U.S. Treasury,    States and        Mortgage-                                  Weighted
                                    Agencies and      Political           Backed           Other                    Average
                                    Corporations     Subdivisions      Securities (1)   Securities      Total      Yield (2)
                                    ------------     ------------     ---------------   ----------     -------    -----------
Maturity:
  One year or less                        $133.2        $386.9            $508.2           $305.3     $1,333.6        6.62 %
  After one through five years             188.8         632.5           2,804.0            183.7      3,809.0        6.86
  After five through ten years              29.7         348.4             802.5             61.1      1,241.7        7.75
  After ten years                          258.3         105.8           2,561.8              1.4      2,927.3        7.25
                                        --------      --------          --------         --------     --------    --------
Amortized cost                            $610.0      $1,473.6          $6,676.5           $551.5     $9,311.6        7.07 %
                                        ========      ========          ========         ========     ========    ========
Fair value                                $586.6      $1,521.6          $6,454.2           $545.3     $9,107.7
Weighted average yield                      6.77 %        8.59 %            6.72 %           7.43 %       7.07 %
Weighted average maturity             11.8 years     3.7 years         7.6 years        3.0 years    7.0 years

(1) MATURITY IS BASED UPON EXPECTED AVERAGE LIVES RATHER THAN CONTRACTUAL
    TERMS.

(2) WEIGHTED AVERAGE YIELDS ARE CALCULATED ON THE BASIS OF AMORTIZED COST. SUCH YIELDS HAVE BEEN ADJUSTED TO A FULLY TAXABLE-EQUIVALENT BASIS USING THE STATUTORY FEDERAL INCOME TAX RATE OF 35%.

At June 30, 1994, the Corporation had $9.4 billion invested in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") within the investment securities and securities available for sale portfolios, compared with $8.1 billion at December 31, 1993. A mortgage-backed pass-through security depends on the underlying pool of mortgage loans to provide a cash flow "pass-through" of principal and interest. The Corporation had $5.5 billion invested in mortgage-backed pass-through securities at June 30, 1994. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. The Corporation had $3.9 billion invested in CMO securities at June 30, 1994. The CMO securities held by the Corporation are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. At June 30, 1994, substantially all of the CMOs and mortgage-backed pass-through securities held by the Corporation were issued or backed by Federal agencies.

ASSET QUALITY
The Corporation's Loan Review Group evaluates and monitors the level of risk in the Corporation's loan-related assets, and formulates underwriting standards and guidelines for active line management. Geographic diversification throughout the Corporation also assists in managing asset quality. In addition, the Loan Review Group is responsible for reviewing the adequacy of the allowance for loan losses ("Allowance"). The Corporation's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and OREO to evaluate the credit quality and risk inherent in such assets. This Group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

Allowance methodologies are designed to provide adequate coverage for both potential and unforeseen loan losses. The methodology applied at KeyCorp focuses on a combination of allocations directly attributable to specific potential problem credits and general allocations based on historical losses on a portfolio basis. In addition, indirect risk in the form of general economic conditions, portfolio diversification and off-balance sheet risk are taken into consideration. Management continues to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the portfolio and similar risk-related matters.

As shown in Figure 17, net loans charged off for the quarterly and year-to-date periods were under the prior year levels by $28.5 million, or 48%, and $58.8 million or 48%, respectively. This improvement came from all major categories of the loan portfolio. As a result of the overall improvement in asset quality, including a large reduction in nonperforming loans, the second quarter provision for loan losses was $35.0 million, down $24.5 million, or 41%, from the year-ago quarter. The year-to-date provision was $71.8 million, down $43.6 million, or 38%, from the comparable 1993 period. At June 30, 1994, the Allowance as a percentage of loans outstanding was 1.89%, down from 2.00% at December 31, 1993, and 2.07% at June 30, 1993. Although used as a general indicator, this percentage is not a primary factor used by management in determining the adequacy of the Allowance. There have been no significant changes in the allocation of the Allowance since year end.


FIGURE 17.  SUMMARY OF LOAN LOSS EXPERIENCE
(DOLLARS IN MILLIONS)

                                                     Three months ended June 30,         Six months ended June 30,
                                                     ---------------------------         -------------------------
                                                       1994              1993               1994            1993
                                                     ---------        ----------          ---------      ---------
Average loans outstanding during the period          $42,092.2         $38,248.8          $41,172.3      $37,788.4
Allowance for loan losses at beginning of period        $812.6            $793.2             $802.7         $782.6
Loans charged off:
      Commercial, financial and agricultural              15.8              29.4               33.4           61.2
      Real estate-construction                             2.1               7.6                6.5           12.3
      Real estate-mortgage                                 8.1              17.1               17.5           31.5
      Consumer                                            25.1              29.7               48.9           60.8
      Lease financing                                      1.6               1.0                1.8            1.4
                                                    ----------        ----------         ----------     ----------
                                                          52.7              84.8              108.1          167.2
Recoveries:
      Commercial, financial and agricultural               8.0              10.1               20.7           17.9
      Real estate-construction                              .1               1.9                 .3            2.0
      Real estate-mortgage                                 2.7               3.5                4.2            5.8
      Consumer                                             9.5               9.4               19.0           19.1
      Lease financing                                      1.2               0.2                1.4            1.1
                                                    ----------        ----------         ----------     ----------
                                                          21.5              25.1               45.6           45.9
                                                    ----------        ----------         ----------     ----------
Net loans charged off                                    (31.2)            (59.7)             (62.5)        (121.3)
Provision for loan losses                                 35.0              59.5               71.8          115.4
Allowance of merged affiliates                             ---               2.7                4.4           19.0
                                                    ----------        ----------         ----------     ----------
Allowance for loan losses at end of period              $816.4            $795.7             $816.4         $795.7
                                                    ==========        ==========         ==========     ==========
Net loan charge-offs to average loans                     0.30 %            0.62 %             0.30 %         0.64 %
Allowance for loan losses to period-end loans             1.89              2.07               1.89           2.07
Allowance for loan losses to nonperforming loans        264.21            194.18             264.21         194.18

The composition of nonperforming assets is shown in Figure 18. These assets totaled $431.9 million at June 30, 1994, and represented 1.00% of loans, OREO and other nonperforming assets compared with $500.1 million, or 1.24%, at year-end 1993 and $701.8 million, or 1.81%, at June 30, 1993.

Nonperforming assets declined $68.2 million, or 14%, from the end of the prior year as a result of decreases in both nonperforming loans and other real estate owned of $27.3 million and $32.4 million, respectively. Other nonperforming assets, which are comprised primarily of nonperforming venture capital investments, decreased $8.5 million, or 63%, during the first half of 1994. The reduction in nonperforming loans was principally attributable to decreases in nonaccrual real estate loans (principally construction loans) and restructured loans. In the aggregate, nonperforming loans in these categories were down $23.8 million, or 12%, from the previous year end. As indicated in Figure 19, the reduction in OREO was largely due to the selective sale of assets. On a regional basis, the largest basis point improvements in the ratio of nonperforming assets to total loans plus OREO and other nonperforming assets were experienced in the Northeast and Great Lakes regions as illustrated in Figure 20. The higher ratio in the Financial Services sector reflected the disproportionately higher level of nonperforming assets in certain mortgage and investment companies, although nonperforming assets in these companies totaled only $10.1 million at June 30, 1994.

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard affects the definition and basis for measuring impaired loans and is more fully discussed in Note 6, Nonperforming Assets on page 11 of this report.


FIGURE 18.  SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(DOLLARS IN MILLIONS)

                                                              June 30,     December 31,        June 30,
                                                                1994           1993             1993
                                                           ------------    ------------     ------------
Commercial, financial and agricultural                        $122.9         $124.0            $118.0
Real estate - construction                                      26.6           40.4              76.6
Real estate - commercial mortgage                               99.5           99.8             139.9
Real estate - residential mortgage                              42.0           46.7              48.9
Consumer                                                        15.5           15.3              16.0
Lease financing                                                  1.0            3.6               2.9
                                                            ---------     ---------         ---------
      Total nonaccrual loans                                   307.5          329.8             402.3
Restructured loans                                               1.5            6.5               7.5
                                                            ---------     ---------         ---------
      Total nonperforming loans                                309.0          336.3             409.8
Other real estate owned                                        148.3          186.1             304.2
Allowance for OREO losses                                      (30.3)         (35.7)            (26.2)
                                                            ---------     ---------         ---------
      Other real estate owned, net of allowance                118.0          150.4             278.0
Other nonperforming assets                                       4.9           13.4              14.0
                                                            ---------     ---------         ---------
      Total nonperforming assets                              $431.9         $500.1            $701.8
                                                            =========      =========         =========
Accruing loans past due 90 days or more                        $73.8          $51.8             $58.0
Nonperforming loans to period-end loans                         0.72 %         0.84 %            1.07 %
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets          1.00           1.24              1.81



FIGURE 19. SUMMARY OF CHANGES IN NONACCRUAL LOANS AND OREO
(IN MILLIONS)

SUMMARY OF CHANGES IN NONACCRUAL LOANS
                                  Three months ended June 30,      Six months ended June 30,
                                  ---------------------------      --------------------------
                                    1994            1993             1994            1993
                                 ----------      ----------       ---------        ---------
Balance at beginning of period      $315.5          $495.4          $329.8           $550.5
      Loans placed on nonaccrual      63.6            76.7           125.2            180.6
      Charge-offs (1)                (27.3)          (57.1)          (59.9)          (113.2)
      Payments                       (25.1)          (66.6)          (54.5)          (127.0)
      Transfers to OREO               (1.5)          (29.4)           (6.8)           (43.4)
      Loans returned to accrual      (17.7)          (26.5)          (28.1)           (58.1)
      Acquisitions                    ---              2.0             1.8              5.1
      Transfers from OREO             ---              7.8             ---              7.8
                                 ----------      ----------       ---------        ---------
Balance at end of period            $307.5          $402.3          $307.5           $402.3
                                 ==========      ==========       =========        =========

(1) Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

SUMMARY OF CHANGES IN OREO
                                  Three months ended June 30,      Six months ended June 30,
                                  ---------------------------      --------------------------
                                    1994            1993             1994            1993
                                 ----------      ----------       ---------        ---------
Balance at beginning of period      $134.3          $327.1          $150.4           $332.4
      Additions                        6.1            37.5            22.9             57.1
      Sales                          (14.3)          (55.2)          (31.4)           (76.0)
      Charge-offs and writedowns      (3.2)          (16.4)          (11.6)           (24.5)
      Transfers to loans               ---           (10.5)           (5.5)           (10.5)
      Acquisitions                     ---             0.3             2.2              8.3
      Other                           (4.9)           (4.8)           (9.0)            (8.8)
                                 ----------      ----------       ---------        ---------
Balance at end of period            $118.0          $278.0          $118.0           $278.0
                                 ==========      ==========       =========        =========

FIGURE 20.  NONPERFORMING LOANS AND ASSETS BY REGION
                                                                                       Nonperforming Assets
                                             Nonperforming Loans                     to Period-end Loans Plus
                                             to Period-end Loans                         OREO and Other NPA
                                    -------------------------------------      -------------------------------------
                                    June 30,    December 31,     June 30,      June 30,    December 31,     June 30,
                                      1994        1993             1993         1994          1993            1993
                                    ---------   ------------     --------      ---------   -------------   ---------
Northeast Region                         0.90 %         1.01 %       0.98 %         1.43 %          1.73 %      2.11 %
Great Lakes Region                       0.74           0.91         1.31           0.93            1.25        1.96
Rocky Mountain Region                    0.37           0.26         0.54           0.54            0.44        0.79
Northwest Region                         0.54           0.63         0.81           0.76            0.91        1.31
Financial Services                       0.54           1.03         0.82           9.68            7.76        6.61
                                    ---------   ------------     --------      ---------   -------------   ---------
      Total                              0.72 %         0.84 %       1.07 %         1.00 %          1.24 %      1.81 %
                                    =========   ============     ========      =========   =============   =========

FIGURE 21.  PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY LOAN TYPE
AT JUNE 30, 1994
                              Commercial,                         Real Estate-    Real Estate-
                             Financial and       Real Estate-      Commercial      Residential
                             Agricultural        Construction       Mortgage        Mortgage            Consumer          Total
                             ------------        ------------       ---------      -----------          --------         ------
Northeast Region                     1.48 %              4.54 %          2.21 %            0.29 %           0.18 %         0.90 %
Great Lakes Region                   1.02                3.06            1.56              0.37             0.11           0.74
Rocky Mountain Region                0.76                0.06            0.41              0.09             0.08           0.37
Northwest Region                     0.73                0.42            1.02              0.42             0.17           0.54
Financial Services                   ---                 ---             ---               1.58             ---            0.54
                             ------------        ------------       ---------      -----------          --------         ------
      Total                          1.05 %              2.19 %          1.52 %            0.34 %           0.14 %         0.72 %
                             ============        ============       =========      ===========          ========         ======

DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. During the second quarter of 1994, these deposits averaged $41.0 billion and represented 73% of the Corporation's funds supporting earning assets compared with $40.3 billion and 78%, respectively, for the second three months of 1993. The growth in average core deposits reflected the impact of acquisitions, offset in part by the pursuit of other alternatives by consumers in response to the interest rate environment. As shown in Figure 3 on page 19, over the past year balances have also moderately shifted from the "Other time deposits" category, consisting primarily of fixed rate certificates of deposit of less than $100,000, to noninterest-bearing, money market deposit accounts and savings deposits (including NOW accounts) with higher liquidity, also in response to the interest rate environment.

Purchased funds, which are comprised of large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $13.5 billion for the second quarter of 1994, up $3.6 billion, or 37%, from the comparable prior year period. These instruments were more heavily relied upon in the current year as the growth in earning assets exceeded the increase in core deposits discussed above. As illustrated in Figure 3, the increase was attributable to growth in foreign office deposits, Federal funds purchased and securities sold under agreements to repurchase, and other short-term borrowings. These increases were partially offset by a decline in large certificates of deposit.


FIGURE 22.  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT JUNE
30, 1994
(IN MILLIONS)
                                      Domestic            Foreign
                                       Offices             Office
                                     ---------           --------
Time remaining to maturity:
     Three months or less             $1,565.7           $3,591.3
     Over three through six months       466.1                2.9
     Over six through twelve months      391.7               ---
     Over twelve months                  693.6               ---
                                     ---------           --------
          Total                       $3,117.1           $3,594.2
                                     =========           ========

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost and without adverse consequences. The Corporation's ALCO actively analyzes and manages the Corporation's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities and through the maturity structure of their loan portfolios. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by nearly 1300 banking offices in 13 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures to retain or grow deposits. This process is supported by a Central Funding Unit within the Corporation's Funds Management Group which monitors deposit outflows and assists the banks in converting the pricing of deposits from fixed to floating rates or vice versa as specific needs are determined. In addition, the affiliate banks have access to various sources of non-core market funding for short-term liquidity requirements should the need arise.

During the first half of 1994, Society National Bank, the Corporation's Ohio bank, issued $1.5 billion in debt securities under a Medium-Term Bank Note program. Of these securities, $1.1 billion have maturities of one year or less and are included in other short-term borrowings and $400 million have maturities in excess of one year and are included in long-term debt. The proceeds from this program are to be used for general corporate purposes in the ordinary course of business.

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

Further information pertaining to the Corporation's sources and uses of cash for the six-month periods ended June 30, 1994 and 1993, is presented in the Consolidated Statements of Cash Flow on page 6 of this report.

CAPITAL AND DIVIDENDS
Total shareholders' equity at June 30, 1994, was $4.6 billion, up $205.2 million, or 5%, and $415.3 million, or 10%, from December 31 and June 30, 1993, balances, respectively. The increases resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first half of 1994 are shown in the Statement of Changes in Shareholders' Equity presented on page 5 of this report. Included in these changes are net unrealized losses of $128.4 million on securities available for sale, bringing cumulative net unrealized losses on these securities to $82.3 million as of June 30, 1994. These net unrealized losses were recorded in connection with SFAS No. 115, "Accounting for Certain Debt and Equity Securities," which was adopted by the Corporation as of January 1, 1994. This new accounting standard establishes, among other things, net unrealized holding gains and losses on securities available for sale as a new component of shareholders' equity and is more fully described in Note 3, Securities Available for Sale, on page 9 of this report.

Capital adequacy is an important indicator of financial stability and performance. Overall, the Corporation's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.26% at June 30, 1994, compared to 7.37% at December 31, 1993, and 7.22% at June 30, 1993.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at June 30, 1994, were 8.77% and 12.03%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At June 30, 1994, KeyCorp's leverage ratio was at 6.76%, substantially higher than the minimum requirement. In response to SFAS No. 115, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC are proposing amendments to their respective regulatory capital rules to include in Tier I capital the net unrealized gains or losses on securities available for sale for purposes of calculating the risk-based and leverage ratios. If adopted as proposed, the rules could cause the Tier I capital to be subject to greater volatility. The regulatory agencies are also proposing to add a new component to the risk-based capital requirements based upon the level of an institution's exposure to interest rate risk. Figure 23 presents the details of KeyCorp's capital position at June 30, 1994, December 31, 1993, and June 30, 1993.

Under the FDIC Improvement Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Although these provisions are not directly applicable to the Corporation under existing law and regulations, based upon its ratios the Corporation would qualify as "well capitalized" at June 30, 1994. All of KeyCorp's affiliate banks qualified as "well-capitalized" at June 30, 1994. The FDIC-defined capital categories, as determined by applying the prompt corrective action provisions of the law, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

FIGURE 23.  CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS
(DOLLARS IN MILLIONS)

                                                                  June 30,              December 31,                  June 30,
TIER I CAPITAL                                                      1994                    1993                        1993
                                                                  ---------                --------                    --------
      Common shareholders' equity (1)                              $4,521.1                $4,233.6                    $3,999.5
      Qualifying preferred stock                                      160.0                   160.0                       184.0
      Less: Goodwill                                                 (372.0)                 (385.4)                     (402.1)
            Other intangible assets (2)                              (132.9)                 (104.0)                     (109.0)
            Other (3)                                                  (7.2)                  (18.9)                        ---
                                                                  ---------                --------                    --------
          Total Tier I Capital                                      4,169.0                 3,885.3                     3,672.4
                                                                  ---------                --------                    --------
TIER II CAPITAL
      Allowance for loan losses (4)                                   597.1                   559.7                       548.3
      Qualifying long-term debt                                       954.2                   993.4                     1,002.1
                                                                  ---------                --------                    --------
          Total Tier II Capital                                     1,551.3                 1,553.1                     1,550.4
                                                                  ---------                --------                    --------
          Total Capital                                            $5,720.3                $5,438.4                    $5,222.8
                                                                  =========                ========                    ========
RISK-ADJUSTED ASSETS
      Risk-adjusted assets on balance sheet                       $43,717.1               $40,979.9                   $40,468.8
      Risk-adjusted off-balance sheet exposure                      4,561.1                 4,283.3                     3,902.4
      Less: Goodwill                                                 (372.0)                 (385.4)                     (402.1)
            Other intangible assets (2)                              (132.9)                 (104.0)                      (91.1)
            Other (3)                                                  (7.2)                  (18.9)                      (17.9)
                                                                  ---------                --------                    --------
          Gross risk-adjusted assets                               47,766.1                44,754.9                    43,860.1
      Less: Excess allowance for loan losses                         (219.3)                 (243.0)                     (247.5)
                                                                  ---------                --------                    --------
           Net risk-adjusted assets                               $47,546.8               $44,511.9                   $43,612.6
                                                                  =========                ========                    ========
AVERAGE QUARTERLY TOTAL ASSETS                                    $62,159.2               $58,289.3                   $57,198.9
                                                                  =========                ========                    ========

CAPITAL RATIOS
      Tier I capital to risk-adjusted assets                           8.77 %                  8.73 %                      8.42 %
      Total capital to risk-adjusted assets                           12.03                   12.22                       11.98
      Leverage (5)                                                     6.76                    6.72                        6.48

(1) COMMON SHAREHOLDERS' EQUITY EXCLUDES THE IMPACT OF NET UNREALIZED GAINS OR LOSSES ON SECURITIES CLASSIFIED AS AVAILABLE FOR SALE.

(2) INTANGIBLE ASSETS (EXCLUDING GOODWILL, PURCHASED MORTGAGE SERVICING RIGHTS AND PURCHASED CREDIT CARD RELATIONSHIPS) RECORDED AFTER FEBRUARY 19,
    1992, AND DEDUCTIBLE PORTIONS OF PURCHASED CREDIT CARD RELATIONSHIPS.

(3) VALUATION ADJUSTMENT FOR PURCHASED MORTGAGE SERVICING RIGHTS.

(4) THE ALLOWANCE FOR LOAN LOSSES INCLUDED IN TIER II CAPITAL IS LIMITED TO 1.25% OF GROSS RISK-ADJUSTED ASSETS.

(5) TIER I CAPITAL DIVIDED BY AVERAGE TOTAL ASSETS FOR THE QUARTER LESS GOODWILL AND OTHER INTANGIBLE ASSETS AS DEFINED IN (2)
    ABOVE.



FIGURE 24. BANKING SERVICES DATA BY REGION
(DOLLARS IN MILLIONS)
                                                     Northeast Region                         Great Lakes Region
                                              ------------------------------             ---------------------------
                                                Three months ended June 30,              Three months ended June 30,
                                              ------------------------------             ---------------------------
                                                  1994               1993                   1994              1993
                                              ------------      ------------             ------------    -----------
SIGNIFICANT RATIOS
Return on average total assets                    1.38 %             1.25 %                 1.54 %            1.73 %
Net interest margin                               5.03               5.32                   4.63              5.33
Nonperforming loans to period-end loans           0.90               0.98                   0.74              1.31
Allowance for loan losses to period-end loans     1.37               1.40                   2.53              2.86
Net charge-offs to average loans                  0.42               1.00                   0.18              0.55
Efficiency                                       51.74              52.58                  51.20             50.49

AVERAGE BALANCES
Loans                                          $12,079            $11,643                $18,858           $17,183
Earning assets                                  16,439             15,742                 26,189            23,170
Total assets                                    17,621             16,935                 28,469            25,295
Deposits                                        13,878             14,239                 20,234            18,738
Shareholder's equity                             1,365              1,250                  2,077             2,112





                                                   Rocky Mountain Region                      Northwest Region
                                                ----------------------------             ---------------------------
                                                Three months ended June 30,              Three months ended June 30,
                                                ----------------------------             ---------------------------
                                                   1994             1993                    1994             1993
                                                ------------    ------------             -----------     -----------
SIGNIFICANT RATIOS
Return on average total assets                    1.40 %            1.30 %                 1.14 %            1.31 %
Net interest margin                               5.31              5.37                   4.77              5.32
Nonperforming loans to period-end loans           0.37              0.54                   0.54              0.81
Allowance for loan losses to period-end loans     1.37              1.28                   1.26              1.24
Net charge-offs to average loans                  0.20              0.30                   0.22              0.20
Efficiency                                       57.60             59.79                  60.27             59.65

AVERAGE BALANCES
Loans                                           $3,034            $2,406                 $8,378            $8,201
Earning assets                                   3,991             3,295                 11,191             9,655
Total assets                                     4,348             3,581                 12,182            10,734
Deposits                                         3,497             2,928                  9,592             9,121
Shareholder's equity                               344               268                    877               821

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

Item 5.   Other Information
          -----------------

          Interstate Banking Legislation

          On August 8, 1994, the U.S. House of Representatives passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") as reported by the House and Senate Conferees. The Interstate Act generally authorizes bank holding companies to acquire banks located in any state commencing one year after its enactment. In addition, it generally authorizes national and state chartered banks to merge across state lines (and to thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to opt-out of this latter interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e. prior to June 1, 1997) to the interstate merger provisions. The Senate is scheduled to vote during the month of August on the Interstate Act. The Corporation cannot predict whether the bill will become law. The Corporation does not currently have any plans generally to consolidate its banking subsidiaries or to take any other actions that would be contingent on the enactment of this legislation.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits

          (11) Computation of Net Income Per Common Share

          (15) Acknowledgment Letter of Independent Auditors

      (b) Reports on Form 8-K

          April 12, 1994 - Item 5. Other Events. On March 24, 1994, the
            Registrant issued a press release announcing the completion of acquisition of Commercial Bancorporation of Colorado.

         April 20, 1994 - Item 5. Other Events and Item 7.
            Financial Statements, Pro Forma Financial Statements and Exhibits. On April 19, 1994, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 1994. On April 20, 1994, the Registrant filed portions of its Annual report including Management's Discussion and Analysis of Financial Condition and Results of Operations; Report of Ernst & Young, Independent Auditors; Consolidated Financial Statements; and Notes to Consolidated Financial Statements, and also filed a description of its business and properties reflecting old KeyCorp and Society on a combined basis giving effect to the March 1, 1994 merger.

         No other reports on Form 8-K were filed during the three-month period ended June 30, 1994.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   KEYCORP
                                         _______________________________
                                                  (Registrant)

                                                /s/ Lee Irving
                                         _______________________________
Dated: August 12, 1994                          By: Lee Irving
                                                    Executive Vice President,
                                                    Treasurer and Chief
                                                    Accounting Officer