Form 10-Q
period 1994-09-30
KEYCORP/NEW
filed 1994-11-14
CIK 91576

                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.  20549

                                      Form 10-Q

                 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1994

                                         OR

                [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _____________ To ____________

                               Commission File Number 0-850


                                         KeyCorp
                   (Exact name of registrant as specified in its charter)

                     Ohio                                                                 34-6542451
        (State or other jurisdiction of                                                 (I.R.S. Employer
         incorporation or organization)                                                Identification No.)

        127 Public Square, Cleveland, Ohio                                                 44114-1306
    (Address of principal executive offices)                                               (Zip Code

Registrant's telephone number, including area code                                      (216) 689-6300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   [  X  ]   No [      ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lates practicable date.

Common Shares, $1 par value                                                       241,446,964 Shares
      (Title of class)                                                     (Outstanding at October 31, 1994)

                                      KEYCORP

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                             Page No.

          Consolidated Balance Sheets --
          September 30, 1994, December 31, 1993, and September 30, 1993                        3

          Consolidated Statements of Income --
          Three months and nine months ended September 30, 1994 and 1993                       4

          Consolidated Statements of Changes in Shareholders' Equity --
          Nine months ended September 30, 1994 and 1993                                        5

          Consolidated Statements of Cash Flow --
          Nine months ended September 30, 1994 and 1993                                        6

          Notes to Consolidated Financial Statements                                           7

          Independent Accountants' Review Report                                              15

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                           16



                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                   36

Item 5.   Other Information                                                                   36

Item 6.   Exhibits and Reports on Form 8-K                                                    36

          Signature                                                                           37


PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,    December 31,     September 30,
(dollars in thousands, except per share amounts)                            1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)                       (Unaudited)
ASSETS
Cash and due from banks                                                  $3,006,712       $2,777,438       $2,656,067
Short-term investments                                                      126,731          107,219          879,630
Mortgage loans held for sale                                                418,287        1,325,338        1,121,695
Securities available for sale (at fair value in 1994; fair value
  in 1993 of $1,794,845 and $1,894,791, respectively)                     2,960,348        1,726,828        1,805,776
Investment securities (fair value: $10,203,998, $11,340,201
  and $10,354,040, respectively)                                         10,523,974       11,122,093       10,057,744
Loans                                                                    44,608,770       40,071,244       39,070,651
Less: Allowance for loan losses                                             820,158          802,712          799,394
- -----------------------------------------------------------------------------------------------------------------------
Net loans                                                                43,788,612       39,268,532       38,271,257
Premises and equipment                                                      947,308          912,870          903,735
Other real estate owned, net of allowance                                   107,507          150,362          229,374
Goodwill                                                                    387,861          385,359          378,617
Other intangible assets                                                     188,582          163,989          172,009
Purchased mortgage servicing rights                                         197,483          188,592          187,163
Other assets                                                              1,846,845        1,502,531        1,506,159
- -----------------------------------------------------------------------------------------------------------------------
        Total assets                                                    $64,500,250      $59,631,151      $58,169,226
- -----------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits in domestic offices:
Noninterest-bearing                                                      $8,531,285       $8,826,300       $8,060,640
Interest-bearing                                                         35,945,729       35,658,315       35,706,259
Deposits in foreign office -- interest-bearing                            3,339,469        2,014,533          572,972
- -----------------------------------------------------------------------------------------------------------------------
        Total deposits                                                   47,816,483       46,499,148       44,339,871
Federal funds purchased and securities sold
  under agreements to repurchase                                          5,514,759        4,120,258        4,936,292
Other short-term borrowings                                               3,172,657        1,776,192        1,633,913
Other liabilities                                                         1,116,664        1,078,116        1,040,624
Long-term debt                                                            2,177,796        1,763,870        1,908,419
- -----------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                59,798,359       55,237,584       53,859,119
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares,
  none issued                                                                  ---              ---               ---
Cumulative Preferred Stock:
Class A (Series B in 1993), $125 stated value; authorized 1,400,000
  shares, issued 1,280,000 shares                                           160,000          160,000          160,000
  Common Shares, $1 par value; authorized 900,000,000 shares;
  issued 245,944,390, 242,827,755 and 241,153,278 shares                    245,944          242,828          241,153
Capital surplus                                                           1,467,803        1,433,861        1,410,635
Retained earnings                                                         3,056,204        2,641,450        2,587,599
Loans to ESOP trustee                                                       (63,909)         (63,909)         (63,909)
Net unrealized gains (losses) on securities available for sale              (92,956)             ---              ---
Treasury stock at cost (2,402,219, 1,280,604 and 1,572,340 shares)          (71,195)         (20,663)         (25,371)
- -----------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                        4,701,891        4,393,567        4,310,107
- -----------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                      $64,500,250      $59,631,151      $58,169,226
- -----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three months ended September 30,      Nine months ended September 30,
                                                       -------------------------------       ------------------------------
(dollars in thousands, except per share amounts)                1994               1993            1994               1993
- ---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                     $932,763           $831,991      $2,638,611        $2,478,933
   Mortgage loans held for sale                                 9,113             20,111          42,979            52,558
   Taxable investment securities                              131,729            132,337         360,765           418,639
   Tax-exempt investment securities                            21,850             26,174          67,865            81,866
   Securities available for sale                               53,744             33,969         184,354           111,327
   Short-term investments                                       1,518              6,377           3,741            20,049
- ---------------------------------------------------------------------------------------------------------------------------
      Total interest income                                 1,150,717          1,050,959       3,298,315         3,163,372

INTEREST EXPENSE
   Deposits                                                   345,814            303,027         957,349           936,865
   Federal funds purchased and securities
      sold under agreements to repurchase                      70,238             30,382         169,669            96,971
   Other short-term borrowings                                 23,946             13,160          52,765            32,064
   Long-term debt                                              31,120             32,023          90,501            96,818
- ---------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                  471,118            378,592       1,270,284         1,162,718
- ---------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            679,599            672,367       2,028,031         2,000,654
   Provision for loan losses                                   27,214             49,879          99,033           165,306
- ---------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses     652,385            622,488       1,928,998         1,835,348

NONINTEREST INCOME
   Service charges on deposit accounts                         67,846             64,941         198,570           189,669
   Trust income                                                53,899             63,466         166,548           190,230
   Mortgage banking income                                     19,300             35,781          66,746            94,491
   Credit card fees                                            20,556             19,779          56,132            54,282
   Insurance and brokerage income                              14,906             17,955          46,324            49,651
   Special asset management fees                                3,150              4,317          12,109            28,292
   Net securities gains                                         1,980             25,403           8,997            28,419
   Gain on sale of subsidiary                                      --             29,410              --            29,410
   Other income                                                41,670             27,690         121,912           100,118
- ---------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                223,307            288,742         677,338           764,562

NONINTEREST EXPENSE
   Personnel                                                  264,871            283,984         807,818           815,176
   Net occupancy                                               53,929             52,070         162,659           154,584
   Equipment                                                   39,340             40,943         118,798           120,773
   FDIC insurance assessments                                  25,250             24,053          74,062            74,638
   Professional fees                                           11,201             12,009          35,212            39,581
   OREO expense, net                                              767             10,050           4,457            31,375
   Other expense                                              134,665            167,689         408,560           459,544
- ---------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                               530,023            590,798       1,611,566         1,695,671
- ---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    345,669            320,432         994,770           904,239
   Income taxes                                               116,341            119,630         335,040           316,675
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    229,328            200,802         659,730           587,564
- ---------------------------------------------------------------------------------------------------------------------------
Net income applicable to Common Shares                       $225,328           $196,644        $647,730          $573,467
Net income per Common Share                                      0.92               0.82            2.66              2.40

Weighted average Common Shares outstanding                244,132,128        240,821,930     243,635,197       239,437,141
- ---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                               Net
                                                                                                           Unrealized
                                                                                                 Loans to   Securities     Common
                                                 Preferred   Common     Capital      Retained      ESOP        Gains      Shares in
(dollars in thousands, except per share amounts)   Stock     Shares     Surplus      Earnings     Trustee     (Losses)     Treasury
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                     $243,970   $237,364   $1,336,556   $2,206,051   $(65,478)                 $(31,175)
  Net income                                                                           587,564
  Cash dividends:
    Common Shares $(.84 per share)                                                     (98,205)
    Fixed/Adjustable Rate Cumulative
      Preferred Stock $(1.297 per share)                                                (1,556)
    Declared by pooled company prior to merger:
      Common Stock                                                                     (94,033)
      Preferred Stock                                                                  (13,059)
  Issuance of Common Shares:
     Acquisitions - 3,063,730 shares                           3,064       60,758
     Dividend reinvestment, stock option
        and purchase plans - 1,085,026 shares                    725       15,121                                             5,804
  Redemption of 1,200,000 shares of
    Fixed/Adjustable Rate Cumulative
    Preferred Stock                               (60,000)                 (1,800)
  Redemption of 479,394 shares of
    Series A Preferred Stock                      (23,970)
  Tax benefits attributable to ESOP dividends                                              837
  Loan payments from ESOP trustee                                                                   1,569
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1993                    $160,000   $241,153   $1,410,635   $2,587,599   $(63,909)                 $(25,371)
====================================================================================================================================

BALANCE AT DECEMBER 31, 1993                     $160,000   $242,828   $1,433,861   $2,641,450   $(63,909)                 $(20,663)
  Adjustment of securities available for sale
    to fair value at January 1, net of
    deferred income taxes of $26,621                                                                            $46,153
 Adjustments relating to poolings of interests                   (11)        (375)
 Net income                                                                            659,730
 Cash dividends:
   Common Shares $(.96 per share)                                                     (194,137)
   Cumulative Preferred Stock                                                           (8,000)
   Declared by pooled company prior to merger:
     Common Stock                                                                      (39,793)
     Preferred Stock                                                                    (4,000)
 Issuance of Common Shares:
   Acquisition - 2,900,389 shares                              2,900       29,503
   Conversion of subordinated debentures -
     120,213 shares                                                                                                           2,309
   Dividend reinvestment, stock option
     and purchase plans - 1,025,233 shares                       227        4,814                                            12,985
 Repurchase of Common Shares - 2,040,235 shares                                                                             (65,826)
 Change in net unrealized gains (losses) on
   securities available for sale, net of deferred
   income taxes of $(80,481)                                                                                   (139,109)
 Tax benefits attributable to ESOP dividends                                               954
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                    $160,000   $245,944   $1,467,803   $3,056,204   $(63,909)     $(92,956)   $(71,195)
====================================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                       Nine months ended September 30,
                                                                                       -------------------------------
(in thousands)                                                                               1994             1993
- ----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                $659,730         $587,564
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 99,033          165,306
    Depreciation expense                                                                      84,199           81,999
    Amortization of intangibles                                                               40,271           43,835
    Amortization of purchased mortgage servicing rights                                       31,196           36,201
    Gain on sale of subsidiary                                                                ---             (29,410)
    Deferred income taxes                                                                     84,682           31,442
    Net securities gains                                                                      (8,997)         (28,419)
    Gains on sales of mortgage servicing rights                                                3,058           15,485
    Losses (gains) from the sales of other real estate owned                                   2,364           (4,696)
    Net decrease (increase) in mortgage loans held for sale                                  933,593         (183,154)
    Other operating activities, net                                                           44,166           39,321
- ----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,973,295          755,474
INVESTING ACTIVITIES
  Net increase in loans                                                                   (3,953,622)        (975,678)
  Purchases of investment securities                                                      (4,197,324)      (3,070,891)
  Proceeds from sales of investment securities                                                13,784          117,013
  Proceeds from prepayments and maturities of investment securities                        2,008,492        2,292,118
  Purchases of securities available for sale                                                (327,380)        (228,234)
  Proceeds from sales of securities available for sale                                     1,314,819          696,649
  Proceeds from prepayments and maturities of securities available for sale                  383,361          287,737
  Net (increase) decrease in short-term investments                                          (19,261)         237,935
  Purchases of premises and equipment                                                       (134,275)        (130,338)
  Proceeds from sales of premises and equipment                                               19,885           21,501
  Proceeds from sales of other real estate owned                                              48,081          124,706
  Purchases of mortgage servicing rights                                                     (40,088)         (17,273)
  Proceeds from sale of subsidiary                                                            ---             148,054
  Net cash provided by (used in) acquisitions                                                 22,671          (43,758)
- ----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (4,860,857)        (540,459)
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                        207,339       (1,901,925)
  Net increase in short-term borrowings                                                    2,789,593        1,368,940
  Proceeds from issuance of long-term debt                                                   539,922          555,698
  Payments on long-term debt                                                                (127,242)        (423,050)
  Redemption of preferred stock                                                               ---             (85,770)
  Purchase of treasury shares                                                                (65,826)           ---
  Proceeds from issuance of common stock pursuant to employee
      stock purchase, stock option and dividend reinvestment plans                            18,026           19,897
  Cash dividends                                                                            (245,930)        (194,189)
  Other financing activities, net                                                                954           21,714
- ----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        3,116,836         (638,685)
- ----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                           229,274         (423,670)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             2,777,438        3,079,737
- ----------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                  $3,006,712       $2,656,067
======================================================================================================================
Additional disclosures relative to cash flow:
Interest paid                                                                             $1,230,941       $1,148,135
Income taxes paid                                                                            205,162          198,731
Net payments received on portfolio swaps                                                      92,931          128,123

Noncash items:
Transfers of loans to other real estate owned                                                 44,426           57,182
Net transfer of securities from investment to available for sale portfolio                 2,709,617            ---
======================================================================================================================

See notes to consolidated financial statements (unaudited).

    KEYCORP AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    1. BASIS OF PRESENTATION

        On March 1, 1994, KeyCorp ("old KeyCorp"), merged into and with Society Corporation ("Society"), which was the surviving corporation under the name KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all periods prior to the merger has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2, Mergers and Acquisitions.

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

    2. MERGERS AND ACQUISITIONS

    STATE HOME SAVINGS BANK, FSB
        On September 16, 1994, Society National Bank ("SNB"), a wholly owned subsidiary of KeyCorp, acquired State Home Savings Bank, FSB ("State Home Savings"), a closely held Federal stock savings bank based in Bowling Green, Ohio, for cash consideration of $44.2 million. The transaction was accounted for as a purchase. State Home Savings had 14 branches in five Northwest Ohio counties and total assets of $335 million at June 30, 1994.

    FAR WEST FEDERAL SAVINGS BANK BRANCHES
        On April 15, 1994, Key Bank of Oregon ("Key Bank"), an indirect wholly owned subsidiary of KeyCorp, assumed approximately $418 million in deposits of 21 branches from the Resolution Trust Corporation, as receiver for the failed Far West Federal Savings Bank of Portland, Oregon. Key Bank paid a premium of $27.5 million in the transaction.

    COMMERCIAL BANCORPORATION OF COLORADO
        On March 24, 1994, Commercial Bancorporation of Colorado ("CBC"), a bank holding company with subsidiary banks operating in the Denver, Colorado Springs, Sterling and Fort Collins areas of Colorado was acquired and its subsidiary banks merged into Key Bank of Colorado, a wholly owned subsidiary of KeyCorp. Under the terms of the merger agreement, 2,900,389 KeyCorp Common Shares were exchanged for all of the outstanding shares of CBC common stock (based on an exchange ratio of .899 common shares for each share of CBC). CBC had total assets of $390 million at December 31, 1993. The merger qualified for accounting as a pooling of interests; however, financial statements for periods prior to the merger have not been restated to include the accounts and results of operations of CBC because the transaction was not material to KeyCorp.

    KEYCORP-SOCIETY MERGER
        On March 1, 1994, old KeyCorp, a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets as of December 31, 1993, merged into and with Society, a financial services holding company headquartered in Cleveland, Ohio, with approximately $27 billion in assets at year-end 1993, which was the surviving corporation and assumed the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp common stock (based on an exchange ratio of 1.205 shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, financial results for prior periods presented have been restated to include the combined financial results of both companies.

    PENDING ACQUISITIONS

    OMNIBANCORP

        On September 1, 1994, KeyCorp reached a definitive agreement to acquire OMNIBANCORP, based in Denver , Colorado, in a tax-free exchange of stock. Under the terms of the merger agreement, KeyCorp Common Shares will be exchanged for all of the outstanding shares of OMNIBANCORP common stock (based on an exchange ratio of .2452 common shares for each share of OMNIBANCORP). Based on KeyCorp's closing stock price on September 30, 1994, the value of the KeyCorp Common Shares to be issued would be approximately $123 million. OMNIBANCORP is a privately-held bank holding company for six Colorado-chartered banks ("Omnibanks"), and had 18 branches and total assets of $506 million at September 30, 1994. The transaction, which is subject to regulatory and OMNIBANCORP shareholder approvals, is expected to close in the first quarter of 1995, and will be accounted for as a purchase. Subsequent to the consummation of the acquisition, the Omnibanks will be merged with and into Key Bank of Colorado, a wholly owned subsidiary of KeyCorp.

    FIRST CITIZENS BANCORP OF INDIANA

        On June 30, 1994, KeyCorp reached a definitive agreement to acquire First Citizens Bancorp of Indiana ("First Citizens"), based in Anderson, Indiana, for total consideration of $50.8 million in a tax-free exchange of stock. Following the consummation of the merger, First Citizens' subsidiary, Citizens Banking Company, an Indiana-chartered commercial bank with nine branches in central Indiana, and with total assets of $351 million at September 30, 1994, will be merged with and into Society National Bank, Indiana, a wholly owned subsidiary of KeyCorp. The acquisition, which is subject to certain regulatory and First Citizens' shareholder approvals, is expected to close during the fourth quarter of 1994 and will be accounted for as a purchase.

    CASCO NORTHERN BANK, NATIONAL ASSOCIATION
    BANKVERMONT CORPORATION

        On June 23, 1994, KeyCorp reached definitive agreements to acquire Casco Northern Bank, National Association ("Casco Northern"), headquartered in Portland, Maine, and BANKVERMONT Corporation, headquartered in Burlington, Vermont, for cash consideration of $198.5 million. The aggregate purchase price is to be adjusted by the amount by which adjusted Tier I capital for each of these companies, as defined in the agreements, exceeds (resulting in an upward adjustment) or falls below (resulting in a downward adjustment) a specified level for each company as of a specified date prior to the closing of each transaction. Following the consummation of the acquisition, Casco Northern, with 34 branches in Maine and with total assets of $1.2 billion at September 30, 1994, will merge with and into Key Bank of Maine, an indirect wholly owned subsidiary of KeyCorp. As of the same date, BANKVERMONT Corporation's subsidiary, Bank of Vermont, with 12 branches and total assets of $688 million will become an indirect wholly owned subsidiary of KeyCorp. The acquisitions, which are subject to certain regulatory approvals, are expected to close during the first quarter of 1995 and will be accounted for as purchases.

    THE BANK OF GREELEY

        On October 5, 1993, KeyCorp reached a definitive agreement to acquire the Bank of Greeley, a single branch bank headquartered in Greeley, Colorado ("Greeley Bank"). Under terms of the merger agreement, KeyCorp Common Shares will be exchanged for all of the outstanding shares of Greeley Bank stock (based on an exchange ratio of 1.026 common shares for each share of Greeley Bank). The transaction, which is subject to certain regulatory approvals, is expected to close during the fourth quarter of 1994 and will be accounted for as a pooling of interests. Greeley Bank had total assets of $61 million at September 30, 1994.

    3. SECURITIES AVAILABLE FOR SALE

    Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, equity securities having readily determinable fair values and all investments in debt securities are classified and accounted for in three categories. Debt securities that management has the positive intent and ability to hold to maturity are classified as investment securities ("held-to-maturity securities") and are carried at amortized cost. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in operating results. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "securities available for sale" and reported at fair value, with the unrealized gains and losses excluded from operating results and reported as a separate component of shareholders' equity. Gains or losses from the sale of securities available for sale are computed using the specific identification method and included in net securities gains.

    At September 30, 1994, approximately $3.0 billion of securities were classified as available for sale and shareholders' equity was reduced by $93.0 million, representing the net unrealized loss on these securities, net of deferred income taxes. The change in the classification of securities under the new accounting standard had no impact on net income.

    During the third quarter of 1994, KeyCorp transferred approximately
    $1.3 billion in mortgage-backed securities from the securities available for sale portfolio to the investment securities portfolio. This transfer was made in response to additional guidance issued by the Financial Accounting Standards Board during the third quarter, which provides that the possibility that "nonhigh-risk" mortgage securities may at some time in the future become "high risk", should not preclude an institution from concluding it has the intent and ability to hold to maturity those securities that were nonhigh-risk when acquired. The securities were transferred at their fair value and the unrealized loss component (approximately $57.8 million before taxes) of the carrying value of the transferred securities is being amortized as a yield adjustment over their remaining lives, as is the corresponding unrealized loss component of shareholders' equity.

    The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in thousands):

                                                                               SEPTEMBER 30, 1994
                                                            -----------------------------------------------------------
                                                                             GROSS            GROSS
                                                            AMORTIZED      UNREALIZED      UNREALIZED           FAIR
                                                               COST          GAINS           LOSSES            VALUE
                                                            ----------       -------       ---------         ----------
    U.S. Treasury, agencies and corporations                $1,388,336       $ 4,831       $( 42,257)        $1,350,910
    States and political subdivisions                           27,405            --            (244)            27,161
    Mortgage-backed securities                               1,488,715           928         (81,748)         1,407,895
    Other securities                                           202,707           101         (28,426)           174,382
                                                            ----------       -------       ---------         ----------
        Total                                               $3,107,163       $ 5,860       $(152,675)        $2,960,348
                                                            ==========       =======       =========         ==========

                                                                               December 31, 1993
                                                            -----------------------------------------------------------
                                                                             Gross            Gross
                                                            Amortized      Unrealized      Unrealized          Fair
                                                               Cost          Gains           Losses           Value
                                                            ----------       -------       ---------         ----------
    U.S. Treasury, agencies and corporations                $1,433,980       $64,136       $    (171)        $1,497,945
    Mortgage-backed securities                                 269,735         4,165            (861)           273,039
    Other securities                                            23,113           753              (5)            23,861
                                                            ----------       -------       ---------         ----------
        Total                                               $1,726,828       $69,054       $  (1,037)        $1,794,845
                                                            ==========       =======       =========         ==========

    Securities available for sale by remaining contractual maturity were as follows (in thousands):

                                                                                September 30, 1994
                                                                       ----------------------------------------
                                                                        Amortized                       Fair
                                                                          Cost                          Value
                                                                       ----------                    ----------
    Due in one year or less                                            $  567,653                    $  545,605
    Due after one through five years                                    1,099,282                     1,063,923
    Due after five through ten years                                    1,398,766                     1,302,319
    Due after ten years                                                    41,462                        48,501
                                                                       ----------                    ----------
        Total                                                          $3,107,163                    $2,960,348
                                                                       ==========                    ==========

    Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

    During the first nine months of 1994, proceeds from the sales of securities available for sale were $1.3 billion, resulting in gross gains of $12.9 million and gross losses of $4.9 million.

    4. INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and approximate fair values of investment securities ("held-to-maturity securities")  were as follows (in thousands):
                                                                               SEPTEMBER 30, 1994
                                                           ------------------------------------------------------------
                                                                             GROSS            GROSS
                                                            AMORTIZED      UNREALIZED       UNREALIZED          FAIR
                                                               COST           GAINS           LOSSES            VALUE
                                                           -----------       --------       ---------         ----------
    U.S. Treasury, agencies and corporations               $   590,706       $  1,026      $   (1,652)       $   590,080
    States and political subdivisions                        1,513,285         44,857          (3,968)         1,554,174
    Mortgage-backed securities                               8,004,109         21,037        (384,524)         7,640,622
    Other securities                                           415,874          3,293             (45)           419,122
                                                           -----------       --------      ----------         ----------
        Total                                              $10,523,974       $ 70,213      $ (390,189)       $10,203,998
                                                           ===========       ========       =========        ===========

                                                                               December 31, 1993
                                                            -----------------------------------------------------------
                                                                             Gross            Gross
                                                            Amortized      Unrealized      Unrealized           Fair
                                                               Cost           Gains           Losses            Value
                                                           -----------       --------      ----------         ----------
    U.S. Treasury, agencies and corporations               $   795,966       $ 11,601      $     (134)       $   807,433
    States and political subdivisions                        1,677,823        102,402            (394)         1,779,831
    Mortgage-backed securities                               7,877,216        108,627         (18,889)         7,966,954
    Other securities                                           771,088         14,900              (5)           785,983
                                                           -----------       --------      ----------         ----------
        Total                                              $11,122,093       $237,530      $  (19,422)       $11,340,201
                                                           ===========       ========      ==========        ===========

        Investment securities by remaining contractual maturity were as follows (in thousands):
                                                                                September 30, 1994
                                                                       ----------------------------------------
                                                                     Amortized                       Fair
                                                                       Cost                          Value
                                                                    -----------                   -----------
    Due in one year or less                                         $ 1,387,075                   $ 1,410,123
    Due after one through five years                                  5,369,699                     5,222,298
    Due after five through ten years                                  1,583,171                     1,560,415
    Due after ten years                                               2,184,029                     2,011,162
                                                                    -----------                   -----------
        Total                                                       $10,523,974                   $10,203,998
                                                                    ===========                   ===========

    Mortgage-backed securities are included in the above maturity schedule based on their expected average lives.

   Gains or losses from the sale of investment securities are computed using the specific identification method and included in net securities gains. During the first nine months of 1994, proceeds from the sales of investment securities were $13.8 million, resulting in gross gains of $1.0 million.

   At September 30, 1994, investment and available for sale securities, with an aggregate amortized cost of approximately $8.8 billion, were pledged to secure public and trust deposits and securities sold under repurchase agreements, and for other purposes required or permitted by law.


   5. LOANS
   Loans are summarized as follows (in thousands):

                                             SEPTEMBER 30,          December 31,         September 30,
                                                      1994                 1993                   1993
                                             -------------          -----------           ------------
    Commercial, financial and agricultural     $10,122,108           $8,965,528             $8,946,360
    Real estate - construction                   1,227,380            1,160,480              1,273,769
    Real estate - commercial mortgage            6,531,682            6,228,188              6,155,998
    Real estate - residential mortgage          13,284,451           11,026,319             10,647,902
    Consumer                                     9,715,523            9,276,334              9,132,122
    Student loans held for sale                  1,539,218            1,648,611              1,336,616
    Lease financing                              2,098,872            1,702,472              1,514,182
    Foreign                                         89,536               63,312                 63,702
                                             -------------          -----------           ------------
          Total                                $44,608,770          $40,071,244            $39,070,651
                                             =============          ===========           ============



    Changes in the allowance for loan losses are summarized as follows (in thousands):

                                           Three months ended September 30,       Nine months ended September 30,
                                           --------------------------------       -------------------------------
                                             1994                1993                 1994             1993
                                           --------            --------             --------         --------
    Balance at beginning of period         $816,437            $795,745             $802,712         $782,649
    Charge-offs                             (47,472)            (68,732)            (155,598)        (235,908)
    Recoveries                               21,567              21,463               67,196           67,379
                                           --------            --------             --------         --------
        Net charge-offs                     (25,905)            (47,269)             (88,402)        (168,529)
    Provision for loan losses                27,214              49,879               99,033          165,306
    Allowance of acquired companies           2,412               1,039                6,815           19,968
                                           --------            --------             --------         --------
        Balance at end of period           $820,158            $799,394             $820,158         $799,394
                                           ========            ========             ========         ========




    6. NONPERFORMING ASSETS

    Nonperforming assets were as follows (in thousands):
                                                   SEPTEMBER 30,            December 31,            September 30,
                                                           1994                   1993                       1993
                                                   ------------             -----------             -------------
    Nonacccrual loans                                  $284,706               $329,843                   $374,062
    Restructured loans                                    1,438                  6,469                      5,642
                                                   ------------             -----------             -------------
         Total nonperforming loans                      286,144                336,312                    379,704
    Other real estate owned                             134,104                186,052                    259,637
    Allowance for OREO losses                           (26,597)               (35,690)                   (30,263)
                                                   ------------             -----------             -------------
         Other real estate owned, net of allowance      107,507                150,362                    229,374
    Other nonperforming assets                            4,829                 13,462                     13,633
                                                   ------------             -----------             -------------
         Total nonperforming assets                    $398,480               $500,136                   $622,711
                                                   ============             ===========             =============



    6. NONPERFORMING ASSETS (CONTINUED)

    Changes in the allowance for OREO losses are summarized as follows (in thousands):
                                                     Three months ended September 30,        Nine months ended September 30,
                                                            1994            1993                 1994                1993
                                                       ---------        ---------              ---------           ---------
    Balance at beginning of period                       $30,272          $26,222                $35,690             $17,915
    Net charge-offs                                       (5,129)          (4,834)               (12,648)            (17,223)
    Provision for losses on other real estate owned        1,454            8,875                  3,341              29,571
    Allowance of acquired company                            ---             ---                     214                ---
                                                       ---------        ---------              ---------           ---------
           Balance at end of period                      $26,597          $30,263                $26,597             $30,263
                                                       =========        =========              =========           =========

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



    7. LONG-TERM DEBT

    The components of long-term debt, presented net of unamortized discount where appropriate, were as follows (dollars in thousands):
                                                 SEPTEMBER 30,         December 31,        September 30,
                                                     1994                1993                   1993
                                                   ----------          ----------            ----------
    Medium-Term Notes due through 2003              $535,200            $546,230               $546,230
       8.125 % Subordinated Notes due 2002           198,085             197,902                197,840
       8.00  % Subordinated Notes due 2004           125,000             125,000                125,000
       8.40  % Subordinated Capital Notes due 1999    75,000              75,000                 75,000
       8.875 % Notes due 1996                         74,815              74,772                 74,757
     11.125  % Notes due 1995                         49,988              49,979                 49,976
       8.404 % Notes due 1997 through 2001            48,864              48,864                 48,864
       8.255 % Notes due 1996                         22,794              22,794                 22,794
     12.63   % Notes due 1994                             --               1,860                  1,860
       7.875 % Notes due 1993                             --                  --                 99,990
       8.25  % Notes due 1993                             --                  --                 25,000
    All other long-term debt                              377                 384                   387
                                                   ----------          ----------            ----------
          Total parent company                      1,130,123           1,142,785             1,267,698

    Medium-Term Bank Notes due through 1997           399,042                  --                   --
       7.85 % Subordinated Notes due 2002             199,838             199,823               199,818
       6.75 % Subordinated Notes due 2003             198,917             198,823               198,792
    Federal Home Loan Bank Advances (1)               194,128             165,100               185,100
      10.00 % Note due 1995                            36,735              36,735                36,735
    Industrial revenue bonds                           10,399              10,938                10,637
    All other long-term debt                            8,614               9,666                 9,639
                                                   ----------          ----------            ----------
          Total subsidiaries                        1,047,673             621,085               640,721
                                                   ----------          ----------            ----------
          Total                                    $2,177,796          $1,763,870            $1,908,419
                                                   ==========          ==========            ==========

    (1) Long-term advances from the Federal Home Loan Bank (FHLB) are at adjustable and fixed rates ranging from 3.80% to 12.13% at September 30, 1994, and mature at various dates through 2012. Real estate loans with a carrying value of $192.6 million, $174.5 million and $199.0 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively, collateralize FHLB advances.


 8. MERGER AND INTEGRATION CHARGES

 During the fourth quarter of 1993, merger and integration charges of $118.7 million ($80.6 million after tax, $.33 per Common Share) were recorded in connection with the March 1, 1994, merger of old KeyCorp into and with Society (the "Merger"). These charges included accruals for merger expenses, consisting primarily of investment banking and other professional fees directly related to the Merger ($20.5 million); severance payments and other employee costs ($49.6 million); systems and facilities costs ($35.7 million); and other costs incidental to the Merger ($12.9 million). These charges were recorded by the parent company in the fourth quarter of 1993 at which time management determined that it was probable that a liability for all such charges had been incurred and could be reasonably estimated. During the first nine months of 1994, there were no material developments or adjustments with respect to merger and integration charges and management presently considers the remaining liability of $55.6 million at September 30, 1994, to be adequate. The Merger is described in greater detail in Note 2, Mergers and Acquisitions, on page
 7 of this report.

 9. INCOME TAXES

 Income taxes included in the consolidated statements of income are as follows (in thousands):

                                         Three months ended September 30,      Nine months ended September 30,
                                         -------------------------------       ------------------------------
                                               1994              1993              1994                1993
                                         --------------      -----------      ------------        ------------
 Currently payable -- Federal                  $64,391          $104,479          $227,627            $256,561
 Currently payable -- State                      5,329             8,820            22,731              28,672
 Deferred -- Federal                            41,474             6,093            77,341              32,525
 Deferred -- State                               5,147               238             7,341              (1,083)
                                         --------------      -----------      ------------        ------------
     Total income tax expense                 $116,341          $119,630          $335,040            $316,675
                                         ==============      ===========      ============        ============



 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage their exposure to interest rate risk.

The following is a summary of the contractual amount of each significant class of off-balance sheet financial instrument outstanding wherein the Corporation's maximum possible accounting loss from commitments to extend credit and from letters of credit equals the contractual amount of these instruments.

LOANS AND OTHER COMMITMENTS WHOSE CONTRACTUAL AMOUNTS REPRESENT CREDIT RISK AND/OR MARKET RISK
(IN THOUSANDS)
Loan commitments:                                   September 30, 1994
                                                    ------------------
  Credit card lines                                         $4,458,702
  Home equity                                                3,045,248
  Commercial real estate and construction                    1,432,980
  Other                                                      6,940,470
                                                         -------------
    Total loan commitments                                  15,877,400
Other commitments:
  Standby letters of credit                                  1,129,825
  Commercial letters of credit                                 241,965
  Loans sold with recourse                                     233,649
                                                         -------------
    Total loan and other commitments                       $17,482,839
                                                         =============

The following is a summary of the notional or contractual amount of each significant class of off-balance sheet financial instrument outstanding wherein the notional amount (an agreed upon amount on which calculations of interest payments to be exchanged are based) is significantly greater than the amount at risk, which is estimated as the cost to replace the instrument.


FINANCIAL INSTRUMENTS WHOSE NOTIONAL OR CONTRACTUAL AMOUNTS EXCEED THE AMOUNT
OF CREDIT AND/OR MARKET RISK
(IN THOUSANDS)
 Commitments to purchase when-issued securities                 $10,000
 Mortgage loan sale commitments                                 604,963
 Mortgage loan options                                           40,000
 Futures and options on financial futures                     1,602,680
 Interest rate swap agreements                               10,028,834
 Interest rate cap and floor agreements                         469,650


Both the parent company and its affiliate banks enter into interest rate swap agreements to manage interest rate risk. The affiliate banks also use interest rate swaps, caps and floors to accommodate the business needs of their customers. Under conventional interest rate swap agreements, payments based on fixed rates or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap agreement, the notional amount remains constant for a specified period of time after which, based upon the level of the index, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until the contractual maturity of the agreement. Otherwise, the characteristics of these swaps are similar to conventional swap agreements. Interest rate swaps used for interest rate risk management purposes are designated as portfolio swaps. Interest rate cap and floor agreements provide that one party pays the other when interest rates rise above a specified level (caps) or fall below a specified level (floors). All of the interest rate swaps and substantially all of the foreign exchange contracts held by the Corporation are over-the-counter instruments. The following table summarizes the notional amount of interest rate swaps by type at September 30, 1994 (in millions):

                                                         Receive Fixed                   Pay Fixed
                                         ----------------------------------------       ------------
                                         Indexed Amortizing          Conventional       Conventional      Basis          Total
                                         ------------------          ------------       ------------     --------     ----------
 Portfolio                                      $5,159.9                 $3,035.7             $356.5       $200.0       $8,752.1
 Customer                                            ---                    593.0              679.5          4.2        1,276.7
                                         ------------------          ------------       ------------     --------     ----------
       Total interest rate swaps                $5,159.9                 $3,628.7           $1,036.0       $204.2      $10,028.8
                                         ------------------          ------------       ------------     --------     ----------

At September 30, 1994, the interest rate swap portfolio was providing a positive cash flow (since the weighted average rate received exceeded the weighted average rate paid by .84%) even though it had an aggregate negative fair value of $397.9 million at the same date. The aggregate fair value was derived through the use of discounted cash flow models which contemplate future interest rates using the yield curve.

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Income from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense pertaining to the related asset or liability whose interest rate risk characteristics are being adjusted. Gains and losses realized upon the termination of these interest rate swaps are deferred and amortized over the projected remaining lives of the swap agreements. During the first nine months of 1994, swaps with a notional amount of $3.5 billion were terminated resulting in net deferred losses of $26 million. A summary of the Corporation's deferred swap gains and (losses) at September 30, 1994, is as follows (in thousands):


                                  Ending
     Asset/Liability            Amortization                 Deferred
         Managed                   Date                   Gains/(Losses)
     ---------------            ------------              -------------
Loans                           February 1996                $(26,817.6)
Debt                            June 2002                      13,023.0
Deposits                        February 1996                   6,221.4


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

    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



    Shareholders and Board of Directors
    KeyCorp


    We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income for the three and nine-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods then ended. These financial statements, which give effect to the March 1, 1994, merger of KeyCorp and Society Corporation, are the responsibility of the Corporation's management.

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

    Cleveland, Ohio
    October 17, 1994

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


    PERFORMANCE OVERVIEW

    Figure 1 presents certain income statement components for the first nine months of 1994 and 1993 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting the financial performance of the Corporation for the last five quarters and the year-to-date periods ended September 30, 1994 and 1993. Each of the items referred to in this performance overview and in Figures 1 and 2 is more fully described in the following discussion or in the notes to the consolidated financial statements presented on pages 7 through 14 of this report.


    FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE
                                                        Nine Months ended
                                                          September 30,                         Change
                                                     ---------------------              ------------------------
                                                       1994          1993               Amount           Percent
                                                     -------        ------              ------           -------
    Interest income                                   $13.54        $13.21               $0.33              2.5 %
    Interest expense                                    5.21          4.85                0.36              7.4
                                                     -------        ------              ------
        Net interest income                             8.33          8.36               (0.03)            (0.4)
    Provision for loan losses                           0.41          0.69               (0.28)           (40.6)
                                                     -------        ------              ------
        Net interest income after provision for
            loan losses                                 7.92          7.67                0.25              3.3
    Noninterest income                                  2.78          3.19               (0.41)           (12.9)
    Noninterest expense                                 6.62          7.08               (0.46)            (6.5)
                                                     -------        ------              ------
        Income before income taxes                      4.08          3.78                0.30              7.9
    Income taxes                                        1.37          1.32                0.05              3.8
    Preferred dividends                                 0.05          0.06               (0.01)           (16.7)
                                                     -------        ------              ------
    Earnings per Common Share                          $2.66         $2.40               $0.26             10.8 %
                                                     =======        ======              ======

    Net income for the third quarter of 1994 reached a record high of $229.3 million. This represented an increase of $28.5 million, or 14%, from the $200.8 million recorded in the third quarter of 1993. Earnings per Common Share rose by 12% over the same period, increasing from $.82 to $.92. On an annualized basis, the return on average common equity for the third quarter of 1994 was 19.95% compared with 19.10% for the third quarter of 1993. The annualized returns on average total assets for the third quarters of 1994 and 1993 were 1.43% and 1.40%, respectively. The primary factors which contributed to the improvement in 1994 earnings were a $4.5 million, or 1%, increase in taxable-equivalent net interest income, a $60.7 million, or 10%, decrease in noninterest expense and a $22.7 million, or 45%, decrease in the provision for loan losses. These positive factors were offset in part by a $65.4 million, or 23%, decrease in noninterest income. Excluding the impact of net securities gains and certain nonrecurring charges and credits, the efficiency ratio, which measures the extent to which revenue is consumed by overhead expense, was 57.90% for the third quarter of 1994 compared with 58.43% and 60.13% for the second quarter of 1994 and the third quarter of 1993, respectively.

FIGURE 2. - SELECTED FINANCIAL DATA

                                                                                                            Nine months ended
                                                1994 Quarters                        1993 Quarters              September 30,
(dollars in millions,               -------------------------------------      -----------------------     ------------------------
except per share amounts)             THIRD        Second         First         Fourth         Third          1994         1993
....................................................................................................................................
FOR THE PERIOD
  Interest income                    $1,150.7      $1,102.6      $1,045.0      $1,050.5       $1,051.0      $3,298.3       $3,163.4
  Interest expense                      471.1         422.3         376.9         372.2          378.6       1,270.3        1,162.7
  Net interest income                   679.6         680.3         668.1         678.3          672.4       2,028.0        2,000.7
  Provision for loan losses              27.2          35.0          36.8          46.4           49.9          99.0          165.3
  Noninterest income                    223.3         227.4         226.6         237.1          288.7         677.3          764.6
  Noninterest expense                   530.1         538.7         542.8         689.5          590.8       1,611.6        1,695.6
  Income before income taxes            345.6         334.0         315.1         179.5          320.4         994.7          904.4
  Net income                            229.3         221.8         208.6         122.3          200.8         659.7          587.6
  Net income applicable
      to Common Shares                  225.3         217.8         204.6         118.4          196.6         647.7          573.4
....................................................................................................................................
PER COMMON SHARE
  Net income                            $0.92         $0.89         $0.85         $0.49          $0.82         $2.66          $2.40
  Cash dividends declared                0.32          0.32          0.32          0.28           0.28          0.96           0.84
  Book value at period-end              18.65         18.17         17.88         17.53          17.32         18.65          17.32
  Market price:
    High                                33.50         33.75         33.00         33.50          35.75         33.75          37.25
    Low                                 30.13         29.50         28.88         27.25          30.88         29.50          28.63
    Close                               30.50         31.88         30.00         29.75          32.00         30.50          32.00
  Weighted average
    Common Shares (000)             244,132.1     244,823.2     241,925.8     240,778.3      240,821.9     243,635.2      239,437.1
....................................................................................................................................
AT PERIOD-END
  Loans                             $44,608.8     $43,157.6     $41,379.8     $40,071.3      $39,070.7     $44,608.8      $39,070.7
  Earning assets                     58,638.1      57,347.0      55,913.5      54,352.7       52,935.5      58,638.1       52,935.5
  Total assets                       64,500.3      63,356.6      61,475.8      59,631.2       58,169.2      64,500.3       58,169.2
  Deposits                           47,816.5      47,796.2      46,880.6      46,499.1       44,339.9      47,816.5       44,339.9
  Long-term debt                      2,177.8       2,123.6       1,744.5       1,763.9        1,908.4       2,177.8        1,908.4
  Common shareholders' equity         4,541.9       4,438.8       4,376.3       4,233.6        4,150.1       4,541.9        4,150.1
  Total shareholders' equity          4,701.9       4,598.8       4,536.3       4,393.6        4,310.1       4,701.9        4,310.1
....................................................................................................................................
PERFORMANCE RATIOS
  Return on average total assets         1.43%         1.43%         1.41%         0.83%          1.40%         1.43%          1.39%
  Return on average common equity       19.95         19.77         19.20         11.09          19.10         19.65          19.52
  Return on average total equity        19.60         19.43         18.88         11.05          18.73         19.31          19.07
  Efficiency(1)                         57.90         58.43         60.13         61.35          60.13         58.81          60.21
  Overhead(2)                           44.48         44.87         47.27         48.12          46.50         45.53          46.42
  Net interest margin                    4.79          4.92          5.03          5.21           5.30          4.91           5.35
....................................................................................................................................
CAPITAL RATIOS AT PERIOD-END
  Equity to assets                       7.29%         7.26%         7.38%         7.37%          7.41%         7.29%          7.41%
  Tangible equity to tangible asset      6.45          6.42          6.55          6.51           6.52          6.45           6.52
  Tier I risk-adjusted capital           8.86          8.77          8.91          8.73           8.66          8.86           8.66
  Total risk-adjusted capital           12.07         12.03         12.34         12.22          12.18         12.07          12.18
  Leverage                               6.79          6.76          6.85          6.72           6.74          6.79           6.74
===================================================================================================================================

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

(1) Calculated as noninterest expense (excluding merger and integration charges and other nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains on certain asset sales).

(2) Calculated as noninterest expense (excluding merger and integration charges and other nonrecurring charges) less noninterest income (excluding net securities transactions and gains on certain assets sales) divided by taxable-equivalent net interest income.


Net income for the first nine months of 1994 was $659.7 million, or $2.66 per Common Share, up from $587.6 million, or $2.40 per Common Share, for the same period last year. On an annualized basis the return on average common equity for the first nine months of 1994 was 19.65% compared with 19.52% for the first nine months of 1993. The annualized returns on average total assets for the first nine months of 1994 and 1993 were 1.43% and 1.39%, respectively. The same factors which contributed to the increase in quarterly earnings relative to the prior year also accounted for the improvement in year-to-date earnings. These factors included a $22.7 million, or 1%, increase in taxable-equivalent net interest income, an $84.1 million, or 5%, decrease in noninterest expense and a $66.3 million, or 40%, decrease in the provision for loan losses. Partially offsetting the impact of these positive factors was an $87.3 million, or 11%, decrease in noninterest income and an $18.2 million, or 6%, increase in income taxes. Excluding the impact of net securities gains and certain nonrecurring charges and credits, the efficiency ratio improved to 58.81% for the first nine months of 1994 from 60.21% for the same period last year.

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

For the third quarter of 1994 net interest income was $694.0 million, up $4.5 million, or 1%, from the same period last year. This growth was attributed to a $6.1 billion increase in average earning assets, partially offset by a 51 basis point decline in the net interest margin to 4.79%. The net interest margin is computed by dividing taxable-equivalent net interest income on an annualized basis by average earning assets.

Average earning assets for the third quarter totaled $57.7 billion, which was $6.1 billion, or 12%, higher than the third quarter 1993 level. This increase reflected the impact of acquisitions as well as internal growth generated in the loan and securities portfolios. Average loans rose $5.2 billion, or 13%, while securities (including both investment securities held to maturity and securities available for sale) were up $2.2 billion, or 19%, from the third quarter of 1993. Average earning assets comprised 91% of average total assets during both the third quarter of 1994 and the third quarter of 1993.

The third quarter's net interest margin of 4.79% represented a decrease of 51 basis points from the 5.30% margin in the same period last year. Approximately 70% of the decline was attributable to the growth in earning assets (principally new loan originations) at reduced spreads, and the replacement of maturing securities and interest rate swaps with lower-yielding portfolios and the refinancing of higher-yielding fixed-rate mortgage-related assets. The replacement of securities and the refinancing of mortgage-related assets occurred primarily during the fourth quarter of 1993 and the first quarter of this year. Also contributing to the decline was the impact of the rise in interest rates over the past nine months on the Corporation's moderately liability-sensitive balance sheet. If short-term interest rates continue to rise, some further decline in the net interest margin is anticipated, but at a slower pace than that experienced over the past three quarters.

The Corporation uses portfolio (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, on page 14) interest rate swaps in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $8.8 billion at September 30, 1994, from $8.4 billion at year-end 1993. Interest rate swaps contributed $20.5 million to net interest income and 14 basis points to the net interest margin for the third quarter of 1994. During the same period in 1993 interest rate swaps contributed $36.0 million to net interest income and added 28 basis points to the net interest margin. A more in-depth discussion of the Corporation's use of interest rate swaps is presented in the Asset and Liability Management section beginning on page 21.

FIGURE 3.  AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
                                                       THIRD QUARTER 1994                   Second Quarter 1994
                                                 --------------------------------     --------------------------------
                                                 AVERAGE                   YIELD/     Average                   Yield/
(dollars in millions)                            BALANCE      INTEREST      RATE      Balance      Interest      Rate
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1)(2):
  Commercial, financial and agricultural        $10,678.5       $240.8      8.95 %   $10,518.2       $231.7      8.84%
  Real estate                                    19,345.3        396.7      8.14      18,302.0        364.1      7.98
  Consumer                                        9,954.9        233.3      9.30       9,824.2        229.7      9.38
  Student loans held for sale                     1,577.4         30.0      7.53       1,526.0         25.0      6.55
  Lease financing                                 1,985.7         33.9      6.83       1,851.6         31.1      6.71
  Foreign                                            74.4          1.1      5.98          70.2          1.0      5.86
- ----------------------------------------------------------------------------------------------------------------------
    Total loans                                  43,616.2        935.8      8.51      42,092.2        882.6      8.41
Mortgage loans held for sale                        463.5          9.1      7.87         866.1         15.4      7.13
Taxable investment securities                     8,184.0        131.7      6.44       7,495.2        128.5      6.86
Tax-exempt investment securities (1)              1,433.0         33.1      9.24       1,693.9         34.2      8.09
- ----------------------------------------------------------------------------------------------------------------------
     Total investment securities                  9,617.0        164.8      6.86       9,189.1        162.7      7.08
Securities available for sale (1)                 3,890.5         53.9      5.51       4,297.7         55.8      5.14
Interest-bearing deposits with banks                 27.5          0.3      3.55          41.3          0.3      2.89
Federal funds sold and securities
  purchased under agreements to resell               92.8          1.0      4.64          39.5          0.5      4.21
Trading account assets                               15.9          0.2      4.66          11.0          0.1      4.48
- ----------------------------------------------------------------------------------------------------------------------
     Total short-term investments                   136.2          1.5      4.42          91.8          0.9      3.65
- ----------------------------------------------------------------------------------------------------------------------
     Total earning assets                        57,723.4      1,165.1      8.01      56,536.9      1,117.4      7.93
Allowance for loan losses                          (822.2)                              (819.6)
Other assets                                      6,537.4                              6,441.9
- ----------------------------------------------------------------------------------------------------------------------
                                                $63,438.6                            $62,159.2
                                                =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                    $7,218.3         50.5      2.78      $7,252.3         46.8      2.59
Savings deposits                                  7,683.9         52.8      2.73       7,948.6         51.6      2.60
NOW accounts                                      5,529.6         27.0      1.94       5,622.9         26.0      1.86
Certificates of deposit ($100,000 or more)        3,030.5         39.4      5.16       2,914.4         32.7      4.49
Other time deposits                              12,256.3        137.4      4.45      12,165.4        129.9      4.28
Deposits in foreign office                        3,407.3         38.7      4.51       2,993.7         28.4      3.80
- ----------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits             39,125.9        345.8      3.51      38,897.3        315.4      3.25
Federal funds purchased and securities
  sold under agreements to repurchase             6,295.9         70.2      4.43       6,240.0         60.5      3.89
Other short-term borrowings                       2,052.9         24.0      4.63       1,363.0         14.6      4.31
Long-term debt (3)                                2,144.3         31.1      6.01       2,020.0         31.8      6.52
- ----------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities          49,619.0        471.1      3.77      48,520.3        422.3      3.50
Noninterest-bearing deposits                      8,083.0                              8,055.1
Other liabilities                                 1,094.9                              1,006.0
Preferred stock                                     160.0                                160.0
Common shareholders' equity                       4,481.7                              4,417.8
- ----------------------------------------------------------------------------------------------------------------------
                                                $63,438.6                            $62,159.2
                                                =========                            =========
Interest rate spread                                                        4.24                                 4.43
- ----------------------------------------------------------------------------------------------------------------------
Net interest income and net
  interest margin                                               $694.0      4.79 %                   $695.1      4.92%
                                                                ======      ====                     ======      ====
Taxable-equivalent adjustment (1)                                $14.4                                $14.8
- ----------------------------------------------------------------------------------------------------------------------

(1)  Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate.

(2)  For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

(3)  Rate calculation excludes ESOP debt.


FIGURE 3.  AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                  First Quarter 1994            Fourth Quarter 1993          Third Quarter 1993
                                       -------------------------------   ---------------------------   ----------------------------
                                         Average              Yield/     Average              Yield/   Average               Yield/
(dollars in millions)                    Balance   Interest    Rate      Balance   Interest    Rate    Balance    Interest    Rate
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1)(2):
  Commercial, financial and
    agricultural                        $10,109.3    $207.4     8.32%    $ 8,948.7   $180.0    7.98%   $8,936.5    $183.1     8.13%
  Real estate                            17,305.6     341.6     8.01      18,127.9    378.8    8.29    17,796.3     372.7     8.31
  Consumer                                9,513.3     226.4     9.65       9,166.2    226.4    9.80     9,059.2     229.9    10.07
  Student loans held for sale             1,513.3      22.4     5.93       1,379.0     21.2    6.17     1,162.9      18.8     6.46
  Lease financing                         1,729.6      29.9     6.92       1,570.6     29.8    7.59     1,412.2      29.6     8.39
  Foreign                                    71.1       1.1     6.03          65.5      1.3    7.60        64.2       1.0     6.39
- -----------------------------------------------------------------------------------------------------------------------------------
    Total loans                          40,242.2     828.8     8.35      39,257.9    837.5    8.46    38,431.3     835.1     8.62
Mortgage loans held for sale              1,139.2      18.4     6.47       1,278.1     21.5    6.73     1,155.3      20.1     6.96
Taxable investment securities             6,112.6     100.6     6.58       8,643.3    137.8    6.37     7,597.0     132.4     6.97
Tax-exempt investment securities (1)      1,630.7      35.2     8.63       1,726.5     37.4    8.67     1,769.8      39.8     8.99
- -----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities          7,743.3     135.8     7.01      10,369.8    175.2    6.76     9,366.8     172.2     7.35
Securities available for sale (1)         5,260.9      75.2     5.68       1,773.3     29.7    6.71     1,987.2      34.4     6.93
Interest-bearing deposits with banks         32.8       0.4     5.17          48.4      0.6    5.18       396.5       3.5     3.53
Federal funds sold and securities
  purchased under agreements to resell       88.8       0.7     3.17          78.1      0.7    3.47       259.3       2.7     4.17
Trading account assets                       33.3       0.3     3.38          13.8      0.1    3.45        15.5       0.1     3.22
- -----------------------------------------------------------------------------------------------------------------------------------
     Total short-term investments           154.9       1.4     3.64         140.4      1.4    4.06       671.3       6.4     3.77
- -----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                54,540.5   1,059.6     7.88      52,819.4   ,065.3    8.00    51,611.9   1,068.1     8.21
Allowance for loan losses                  (815.8)                          (807.9                       (806.4)
Other assets                              6,248.4                          6,277.8                      6,246.2
- -----------------------------------------------------------------------------------------------------------------------------------
                                        $59,973.1                        $58,289.3                    $57,051.7
                                        =========                        =========                    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts            $7,197.6      43.0     2.43      $7,273.1     44.6    2.43    $7,227.1      46.5     2.55
Savings deposits                          7,900.3      50.5     2.59       7,739.1     52.9    2.71     7,597.9      54.4     2.84
NOW accounts                              5,571.9      25.4     1.85       5,499.3     26.8    1.94     5,411.7      27.7     2.03
Certificates of deposit
  ($100,000 or more)                      2,856.7      31.3     4.44       2,846.5     32.4    4.51     3,037.3      32.8     4.28
Other time deposits                      12,077.8     124.3     4.17      12,291.1    129.8    4.19    12,317.2     135.6     4.37
Deposits in foreign office                2,678.0      21.6     3.27       1,282.6     10.0    3.08       772.4       6.0     3.08
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits     38,282.3     296.1     3.14      36,931.7    296.5    3.18    36,363.6     303.0     3.31
Federal funds purchased and securities
  sold under agreements to repurchase     4,993.3      39.0     3.16       4,472.5     33.2    2.95     4,058.5      30.4     2.97
Other short-term borrowings               1,435.2      14.2     4.01       1,239.8     12.4    3.96     1,462.4      13.2     3.57
Long-term debt (3)                        1,756.9      27.6     6.55       1,883.9     30.1    6.64     1,931.4      32.0     6.89
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities  46,467.7     376.9     3.29      44,527.9    372.2    3.32    43,815.9     378.6     3.43
Noninterest-bearing deposits              7,802.7                          8,166.4                      7,934.0
Other liabilities                         1,220.8                          1,200.3                      1,048.2
Preferred stock                             160.0                            160.0                        168.4
Common shareholders' equity               4,321.9                          4,234.7                      4,085.2
- ------------------------------------------------------------------------------------------------------------------------------------
                                        $59,973.1                        $58,289.3                    $57,051.7
                                        =========                        =========                    =========
Interest rate spread                                            4.59                           4.68                           4.78
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net
  interest margin                                    $682.7     5.03%                $693.1    5.21%               $689.5     5.30%
                                                     ======     =====                ======    =====               ======     ====
Taxable-equivalent adjustment (1)                     $14.6                           $14.8                         $17.1
- ------------------------------------------------------------------------------------------------------------------------------------

(1)  Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate.

(2)  For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

(3)  Rate calculation excludes ESOP debt.



    FIGURE 4.  COMPONENTS OF NET INTEREST INCOME CHANGES
    (in millions)
                                         From Three Months Ended September 30, 1993    From Nine Months Ended September 30, 1993
                                          To Three Months Ended September 30, 1994      To Nine Months Ended September 30, 1994
                                          ----------------------------------------     ------------------------------------------
                                             Average       Yield/           Net         Average        Yield/         Net
                                              Volume         Rate        Change          Volume          Rate      Change
                                          ----------------------------------------     ------------------------------------------
    INTEREST INCOME
    Loans                                     $111.3       ($10.6)       $100.7          $254.1        ($94.5)     $159.6
    Mortgage loans held for sale               (13.3)         2.3         (11.0)           (7.5)         (2.1)       (9.6)
    Taxable investment securities                9.8        (10.5)         (0.7)          (11.1)        (46.7)      (57.8)
    Tax-exempt investment securities            (7.8)         1.1          (6.7)          (14.5)         (4.0)      (18.5)
    Securities available for sale               27.5         (8.0)         19.5            99.0         (25.9)       73.1
    Short-term investments                      (5.8)         1.0          (4.8)          (18.5)          2.2       (16.3)
                                            --------     --------      --------         -------       -------     -------
         Total interest income                 121.7        (24.7)         97.0           301.5        (171.0)      130.5

    INTEREST EXPENSE
    Money market deposit accounts               (0.1)         4.1           4.0            (0.6)         (4.1)       (4.7)
    Savings deposits                             0.6         (2.2)         (1.6)           10.8         (17.2)       (6.4)
    NOW accounts                                 0.6         (1.3)         (0.7)            4.9          (9.2)       (4.3)
    Certificates of deposit
          ($100,000 or more)                    (0.1)         6.7           6.6            (8.1)          5.8        (2.3)
    Other time deposits                         (0.7)         2.5           1.8           (10.9)        (18.1)      (29.0)
    Deposits in foreign office                  28.8          3.9          32.7            60.1           7.0        67.1
                                            --------     --------      --------         -------       -------     -------
         Total interest-bearing deposits        29.1         13.7          42.8            56.2         (35.8)       20.4
    Federal funds purchased and
         securities sold under
          agreements to repurchase              21.1         18.7          39.8            38.9          33.8        72.7
    Other short-term borrowings                  6.2          4.6          10.8            13.4           7.3        20.7
    Long-term debt                               3.3         (4.2)         (0.9)            3.8         (10.1)       (6.3)
                                            --------     --------      --------         -------       -------     -------
         Total interest expense                 59.7         32.8          92.5           112.3          (4.8)      107.5
                                            --------     --------      --------         -------       -------     -------
         Net interest income                   $62.0       ($57.5)         $4.5          $189.2       ($166.2)      $23.0
                                            ========     ========      ========         =======       =======     =======

    The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

    ASSET AND LIABILITY MANAGEMENT

    The Corporation manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by the Corporation's Asset/Liability Management Committee ("ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of the Corporation, approving changes in the balance sheet that would result in deviations from the guidelines in the policies, approving strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of the Corporation and each of its affiliate banks. The ALCO meets twice monthly to conduct this review and to approve strategies consistent with its policies.

    The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of pro forma 100 and 200 basis point changes in the overall level of interest rates. ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over a twelve-month period should not result in more than a 2% negative impact on net interest income. Simulations as of September 30, 1994, indicated that the Corporation's liability sensitive position was moderately in excess of those guidelines. Management believes its current rate sensitivity level to be appropriate, considering its view of the economic outlook, coupled with a degree of conservatism inherent in its simulation assumptions and guidelines.

The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. Management has utilized its securities portfolio and, for the past several years, interest rate swaps in the management of interest rate risk. The decision to use portfolio interest rate swaps versus on-balance sheet securities to manage interest rate risk has depended on various factors, including funding costs, liquidity, and capital requirements. The Corporation's portfolio swaps totaled $8.8 billion at September 30, 1994, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest while paying at a variable rate, as summarized in Figure 5.

FIGURE 5. INTEREST RATE SWAP PORTFOLIO AT SEPTEMBER 30, 1994
(dollars in millions)
                                                                                                      Weighted Average Rate
                                                     Notional         Maturity (1)         Fair       ---------------------
                                                      Amount            (years)           Value        Receive         Pay
                                                     --------          -------           -------       -------       --------
Receive fixed/pay variable - indexed amortizing      $5,159.9             3.0            $(245.7)        6.14%         5.24%
Receive fixed/pay variable - conventional             3,035.7             6.3             (161.5)        6.50          5.00
Pay fixed/receive variable - conventional               356.5             1.7                6.2         4.91          6.63
Basis swaps                                             200.0             0.5                ---         4.06          4.64
                                                    ---------                            -------
      Total portfolio swaps                           8,752.1             4.0             (401.0)        6.16          5.20
Customer swaps                                        1,276.7             3.4                3.1         5.66          5.72
                                                    ---------                            -------
      Total interest rate swaps                     $10,028.8             3.9            $(397.9)        6.10%         5.26%
                                                    =========                            =======

(1)  Maturity is based upon expected average lives rather than contractual terms. For indexed amortizing swaps, the maturity assumes no change in interest rates.

In addition to portfolio swaps, the Corporation has entered into interest rate swap agreements to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps with third parties. These offsetting swaps are included in the customer swap portfolio. Where the Corporation does not have an existing loan with the customer, the swap position and any offsetting swap with a third party are recorded at their estimated fair values. Adjustments to fair value of customer swaps are included in noninterest income. The $1.3 billion notional amount of customer swaps in Figure 5 includes $593.0 million of interest rate swaps that receive a fixed rate and pay a variable rate and $683.7 million of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $10.0 billion at September 30, 1994, $9.6 billion at December 31, 1993 and $5.9 billion at September 30, 1993. At September 30, 1994, the interest rate swap portfolio was providing a positive cash flow (since the weighted average rate received exceeded the weighted average rate paid by .84%) even though it had an aggregate negative fair value of $397.9 million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate future interest rates using the yield curve. The portfolio swap activity for the first nine months of 1994 is summarized in Figure 6 and the expected average maturities of the portfolio swaps at September 30, 1994, are summarized in Figure 7.

FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
(in millions)
                                                                                                       Total
                                           Receive             Pay                    Forward-        Portfolio
                                            Fixed             Fixed         Basis     Starting          Swaps
                                          ---------           ------        ------      ------          -------
Balance at beginning of period             $7,559.0           $150.0        $150.0      $500.0          $8,359.0
  Additions                                 4,913.0            606.5         200.0        50.0           5,769.5
  Maturities                               (1,686.3)             ---        (150.0)       ---           (1,836.3)
  Terminations                             (2,600.0)          (400.0)          ---      (500.0)         (3,500.0)
  Forward-starting becoming effective          50.0              ---           ---       (50.0)              ---
  Amortization                                (40.1)             ---           ---                         (40.1)
                                           --------          -------        ------      ------          --------
Balance at end of period                   $8,195.6           $356.5        $200.0      $ ---           $8,752.1
                                           ========           ======        ======      ======          ========

FIGURE 7. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT SEPTEMBER 30, 1994
(in millions)
                                               Receive Fixed
                                      ----------------------------
                                       Indexed                          Pay Fixed-
Expected Average Maturity             amortizing      Conventional     Conventional      Basis swaps        Total
- -----------------------------         ---------       ------------     ------------      -----------      ---------
Due in one year or less                  $100.0            $455.5         $100.0            $200.0           $855.5
Due after one through five years        4,659.9             705.2          256.5               ---          5,621.6
Due after five through ten years          400.0           1,875.0            ---               ---          2,275.0
                                       --------          --------         ------            ------         --------
      Total portfolio swaps            $5,159.9          $3,035.7         $356.5            $200.0         $8,752.1
                                       ========          ========         ======            ======         ========

The notional amount of the interest rate swap contracts represents an agreed upon amount on which calculations of interest payments to be exchanged are based and is not representative of the potential for gain or loss on such positions. Similarly, the notional amount is not indicative of the credit or market risk of the positions held, which is estimated as the cost which would be incurred to replace the instrument. The credit risk exposure to the counterparties on each interest rate swap is monitored by the appropriate Corporate Banking credit committees. Based upon detailed credit reviews of the counterparties, these credit committees establish limitations on the total credit exposure the Corporation may have with each counterparty and determine whether collateral is required. At September 30, 1994, including swap agreements entered into to offset customer swaps, but excluding all other customer swaps, the Corporation had 22 different counterparties to interest rate swap agreements, of which the Corporation had credit exposure of $15.8 million on a notional amount of $678.0 million to only seven counterparties. The largest credit exposure to an individual counterparty was $9.2 million on a notional amount of $250.0 million. Presented in Figure 8 is a summary of gross unrealized gains and losses on portfolio swaps at September 30, 1994.

FIGURE 8. UNREALIZED GAINS AND LOSSES ON PORTFOLIO SWAPS BY INTEREST RATE
          MANAGEMENT STRATEGY AT SEPTEMBER 30, 1994
(in millions)
                                                                     Unrealized
                                           Notional          -------------------------
         Strategy                           Amount           Gains              Losses            Total
- -----------------------------------        --------          ------           ---------         --------
Convert variable rate loans to fixed       $6,469.9            $0.6            $(357.8)          $(357.2)
Convert fixed rate debt to variable         1,763.0             8.3              (47.0)            (38.7)
Other                                         519.2             1.6               (6.7)             (5.1)
                                           --------           -----            -------           -------
     Total portfolio swaps                 $8,752.1           $10.5            $(411.5)          $(401.0)
                                           ========           =====            =======           =======

NONINTEREST INCOME
A summary of noninterest income is presented in Figure 9. Total noninterest income decreased $65.4 million, or 23%, for the three-month period ended September 30, 1994, compared to the same period in 1993. Excluding, for comparative purposes, noncore items consisting of special asset management fees, net securities gains and the $29.4 million gain on the September 1993, sale of Ameritrust Texas Corporation, noninterest income for the 1994 third quarter was $218.2 million, down $11.4 million or 5% from the same period last year. Special asset management fees are earned in connection with loan collection and asset disposition work performed for the Federal Deposit Insurance Corporation ("FDIC") under asset management contracts. The level of these fees decreased from the third quarter of 1993 and is anticipated to decrease further over time as the FDIC assets under contract are collected and therefore decline. These fees may vary from quarter-to-quarter as a result of the timing associated with the loan work-outs or asset dispositions.

Primary factors contributing to the decrease in core noninterest income were trust income and mortgage banking income which declined from the third quarter of 1993 by $9.5 million and $16.5 million, respectively. These decreases were partially offset by a $14.1 million increase in other income and a $2.9 million increase in service charges on deposit accounts. The decrease in trust income reflected the September 1993, sale of Ameritrust Texas Corporation which contributed approximately $11.0 million to trust income in the third quarter of last year. After giving effect to the impact of this transaction, third quarter trust income was up $1.5 million. As shown in Figure 10, the decrease in mortgage banking income was primarily due to a decline in origination fees, reflecting an industry-wide, exceptionally high level of activity last year, and lower gains from the sales of servicing rights and loans. The increase in other income reflected a higher level of recoveries of fees, expenses and foregone interest in excess of related recoveries of principal on loans previously charged-off, increased gains on loans held for sale and growth in various other categories of miscellaneous income. The reclassification referred to above is discussed in greater detail on page 24. The growth in service charges on deposit accounts reflected the impact of acquisitions and the repricing of fees by certain affiliate banks over the past twelve months. The overall decrease in core noninterest income was moderated by the impact of four acquisitions completed during the twelve-month period ended September 30, 1994.

For the first nine months of 1994, core noninterest income, which excludes the special asset management fees and net securities gains, was $656.2 million. This represented a decrease of $22.3 million, or 3%, from the amount reported for the first nine months of last year after excluding the September 1993, gain on the sale of Ameritrust Texas Corporation and the other noncore items referred to above. As shown in Figure 9, declines from the prior year occurred primarily in trust income and mortgage banking income which decreased by $23.7 million and $27.8 million, respectively. These decreases were partially offset by an $8.9 million increase in service charges on deposit accounts and a $21.9 million increase in other income. After giving effect to the sale of Ameritrust Texas Corporation, which contributed $33.6 million to trust income in the first nine months of last year, trust income was up approximately $9.9 million from the prior year-to-date period. The increase in other income reflected the same factors which impacted the comparative quarterly results as well as a $5.2 million increase in venture capital gains. In 1993, other income was affected by the receipt of a $7.7 million settlement with the FDIC relating to the prior acquisition of certain assets and liabilities of Goldome Savings Bank, and a $3.2 million gain on the sale of a credit investigation company, both recorded during the second quarter.

During the third quarter of 1994, certain fees generated by the mortgage banking business were reclassified from other noninterest income to mortgage banking income. This reclassification was also made to prior period amounts to conform to the current period presentation. The amount of the fees reclassified totaled $9.4 million for the third quarter of 1993 and $26.1 million for the nine-month period ended September 30, 1993. Equivalent fee amounts for the 1994 quarterly and year-to-date periods totaled $3.8 million and $12.5 million, respectively. Total noninterest income, as previously reported, did not change.

Early in October 1994, the Corporation announced that it is exploring the possibility of offering its mortgage banking subsidiary for sale, citing the mortgage banking industry's increasingly large business volume requirements for future profitable deployment of capital. A decision regarding a possible sale will be made, pending a thorough review of alternative capital development opportunities.


FIGURE 9.  NONINTEREST INCOME
(dollars in millions)
                                          Three months ended                         Nine months ended
                                            September 30,           Change            September 30,           Change
                                          -----------------    -------------------  ------------------  --------------------
                                           1994       1993      Amount    Percent     1994      1993      Amount     Percent
                                          ------     ------    --------  ---------   -------   -------   --------   ---------
Service charges on deposit accounts       $ 67.9     $ 65.0     $  2.9       4.5%     $198.6   $189.7    $  8.9        4.7%
Trust income                                53.9       63.4       (9.5)    (15.0)      166.5    190.2     (23.7)     (12.5)
Mortgage bankin income                      19.3       35.8      (16.5)    (46.1)       66.7     94.5     (27.8)     (29.4)
Credit card fees                            20.5       19.8         .7       3.5        56.1     54.3       1.8        3.3
Insurance and brokerage income              14.9       18.0       (3.1)    (17.2)       46.3     49.7      (3.4)      (6.8)
Special asset management fees                3.1        4.3       (1.2)    (27.9)       12.1     28.3     (16.2)     (57.2)
Net securities gains                         2.0       25.4      (23.4)    (92.1)        9.0     28.4     (19.4)     (68.3)
Gain on sale of subsidiary                   --        29.4      (29.4)   (100.0)         --     29.4     (29.4)    (100.0)
Other income:
  International fees                         3.7        4.2        (.5)    (11.9)       12.3     15.3      (3.0)     (19.6)
  Miscellaneous                             38.0       23.4       14.6      62.4       109.7     84.8      24.9       29.4
                                          ------     ------     ------                ------   ------    ------
    Total other income                      41.7       27.6       14.1      51.1       122.0    100.1      21.9       21.9
                                          ------     ------     ------                ------   ------    ------
    Total noninterest income              $223.3     $288.7     $(65.4)     22.7%     $677.3   $764.6    $(87.3)     (11.4)%
                                          ======     ======     ======                ======   ======    ======



FIGURE 10. MORTGAGE BANKING INCOME
(dollars in millions)
                                          Three months ended                         Nine months ended
                                            September 30,           Change            September 30,           Change
                                          -----------------    -------------------  ------------------  --------------------
                                           1994       1993      Amount    Percent     1994      1993      Amount     Percent
                                          ------     ------    --------  ---------   -------   -------   --------   ---------
Service  Fees                             $ 9.1        $4.6       $4.5      97.8%      $21.6    $15.1      $6.5        43.0%
Gain on sale of loans                        .7         4.3       (3.6)    (83.7)        5.1      6.4      (1.3)      (20.3)
Origination fees                            4.6        16.0      (11.4)    (71.3)       22.7     41.7     (19.0)      (45.6)
Gains on sales of servicing rights           .1         5.1       (5.0)    (98.0)        3.1     15.5     (12.4)      (80.0)
Late fees and other                         4.8         5.8       (1.0)    (17.2)       14.2     15.8      (1.6)      (10.1)
                                         ------      ------     ------                ------   ------    ------
    Total mortgage banking income        $ 19.3      $ 35.8     $(16.5)    (46.1)%    $ 66.7   $ 94.5    $(27.8)      (29.4)%
                                         ======      ======     ======                ======   ======    ======

    NONINTEREST EXPENSE
    Figure 11 provides a summary of noninterest expense. Total noninterest expense decreased by $60.7 million, or 10%, during the third quarter of 1994 as compared with the third quarter of 1993. Excluding, for comparative purposes, net OREO expense and certain third quarter 1993 nonrecurring charges totaling $34.4 million, core noninterest expense was $529.3 million, representing a decrease of $17.1 million, or 3%, from the third quarter of last year and down $7.0 million, or 1%, from the prior quarter. Significant items included in the nonrecurring charges were $21.4 million related to the write-off of various systems conversion costs, $7.0 million of facilities-related charges and $4.0 million associated with the adoption of SFAS No. 112, "Employers' Accounting for Post Employment Benefits." In comparison with the third quarter of 1993 the largest decrease in core noninterest expense came from personnel expense which was down by $19.2 million. The decline in personnel expense reflected a number of factors including a 4% decline in the number of full-time equivalent employees, the impact of the divestiture of Ameritrust Texas Corporation and the integration of certain old KeyCorp and Society operations. The overall decrease in noninterest expense was moderated by the impact of four acquisitions completed during the twelve-month period ended September 30, 1994, and the growth in net occupancy expense, due in part to the opening of a new operations center late in 1993.


    FIGURE 11.  NONINTEREST EXPENSE
    (dollars in millions)
                                   Three months ended                         Nine months ended
                                     September 30,           Change              September 30,            Change
                                    ----------------    -----------------    --------------------     -----------------
                                     1994      1993     Amount    Percent      1994        1993       Amount    Percent
                                    ------    ------    ------    -------    --------    --------     ------    -------
Personnel:
  Salaries                          $220.2    $225.8    $ (5.6)    (2.5)%    $  658.7    $  652.9     $  5.8        .9 %
  Employee benefits                   44.7      58.3     (13.6)   (23.3)        149.1       162.3      (13.2)     (8.1)
                                    ------    ------    ------               --------    --------     ------
    Total personnel                  264.9     284.1     (19.2)    (6.8)        807.8       815.2       (7.4)      (.9)
Net occupancy                         53.9      52.1       1.8      3.5         162.6       154.6        8.0       5.2
Equipment                             39.3      40.9      (1.6)    (3.9)        118.8       120.7       (1.9)     (1.6)
FDIC insurance assessments            25.3      24.0       1.3      5.4          74.1        74.6        (.5)      (.7)
Professional fees                     11.2      12.0       (.8)    (6.7)         35.2        39.6       (4.4)    (11.1)
OREO expense, net (1)                   .8      10.0      (9.2)   (92.0)          4.5        31.4      (26.9)    (85.7)
Other expense:
  Marketing                           14.0      14.5       (.5)    (3.4)         44.7        45.2        (.5)     (1.1)
  Amortization of intangibles         14.0      14.8       (.8)    (5.4)         40.3        43.8       (3.5)     (8.0)
  Miscellaneous                      106.7     138.4     (31.7)   (22.9)        323.6       370.5      (46.9)    (12.7)
                                    ------    ------    ------               --------    --------     ------
    Total other expense              134.7     167.7     (33.0)   (19.7)        408.6       459.5      (50.9)    (11.1)
                                    ------    ------    ------               --------    --------     ------
    Total noninterest expense       $530.1    $590.8    $(60.7)   (10.3)%    $1,611.6    $1,695.6     $(84.0)     (5.0)%
                                    ======    ======    ======               ========    ========     ======
Full-time equivalent employees      29,411    30,482                           29,411      30,482
Efficiency ratio (2)                 57.90%    60.13%                           58.81%      60.21%
Overhead ratio (3)                   44.48     46.50                            45.53       46.42

    (1) OREO expense is presented net of income of $1.6 million and $4.2 million for the 1994 and 1993 quarters, respectively, and
        $3.6 million and $13.3 million for the 1994 and 1993 year-to-date periods, respectively.

    (2) Calculated as noninterest expense (excluding nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities gains and gains on certain asset sales).

    (3) Calculated as noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net securities gains and gains on certain asset sales) divided by taxable-equivalent net interest income.

    Total core noninterest expense, which excludes net OREO expense and the nonrecurring charges previously discussed, was $1.6 billion for the first nine months of 1994, down $22.8 million, or 1%, from the comparable 1993 period. Decreases of $12.5 million (excluding nonrecurring charges), $7.4 million and $4.4 million in other expense, personnel expense and professional fees, respectively, were partially offset by an $8.0 million increase in net occupancy expense. The decrease in other expense reflected declines in various categories of operating expense. In addition to the factors impacting the comparability of the quarterly results, the year-to-date decrease in personnel expense also reflected lower costs associated with contracted and temporary personnel. Professional fees were down due to lower costs for legal and consulting services. The variance from the prior year in both salaries and employee benefits reflected the prospective reclassification of certain expenses previously recorded as employee benefits by old KeyCorp to salaries. These expenses for old KeyCorp totaled approximately $12.2 million for the first nine months of 1993. The growth in net occupancy expense reflected the impact of acquisitions as well as the opening of a new operations center late in 1993.

    The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 57.90% for the third quarter of 1994 compared with 58.43% and 60.13% for the second quarter of 1994 and the third quarter of 1993, respectively.

    INCOME TAXES
    The provision for income taxes was $116.3 million for the three-month period ended September 30, 1994, as compared to $119.6 million for the same period in 1993. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1994 third quarter was 33.7% compared to 37.3% for the third quarter of 1993. For the first nine months of 1994, the provision for income taxes was $335.0 million compared with $316.7 million for the first nine months of 1993. The effective tax rate in each of these periods was 33.7% and 35.0%, respectively.

    FINANCIAL CONDITION

    LOANS
    At September 30, 1994, total loans outstanding were $44.6 billion, compared with $40.1 billion at December 31, 1993, and $39.1 billion at September 30, 1993. The composition of the loan portfolio by loan type as of each of these respective dates is presented in Note 5, Loans, on page 11 of this report. The growth from the December 31, 1993 level was primarily due to increases of $1.2 billion in commercial loans, $2.6 billion in real estate loans (of which $2.3 billion pertained to residential mortgages), $439.2 million in consumer loans and $396.4 million in lease financing. Student loans held for sale declined by $109.4 million from year-end 1993. The growth in the commercial loan portfolio was due in part to the success of a program launched in mid-April which was originally expected to generate approximately $200 million in small business loans. During the second and third quarters, $387 million in new loans were recorded under this program. As shown in Figure 12, the internally generated loan growth was achieved throughout all of KeyCorp's geographic regions. The acquired loan growth resulted from the acquisitions of CBC in the Rocky Mountain Region and State Home Savings in the Great Lakes Region. These acquisitions were previously described in greater detail in Note 2, Mergers and Acquisitions, on page 7 of this report.

    FIGURE 12.  PERIOD-END LOAN GROWTH BY REGION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
    (dollars in millions)
                                 Internally                                                                     Percent
                                  Generated               Acquired                    Total                     Change
                                 ----------               --------                   --------                   -------
    Northeast Region               $1,049.5                   ---                    $1,049.5                     9.3%
    Great Lakes Region              1,927.6                $256.0                     2,183.6                    12.2
    Rocky Mountain Region             303.5                 217.9                       521.4                    19.4
    Northwest Region                  775.7                   ---                       775.7                     9.5
    Financial Services                  7.3                   ---                         7.3                     7.6
                                   --------                ------                    --------
          Total                    $4,063.6                $473.9                    $4,537.5                    11.3%
                                   ========                ======                    ========

    With respect to geographic concentration, Figure 13 depicts the loan portfolio at September 30, 1994, by region. The Corporation's unique thirteen-state, four-region profile has provided significant geographic credit risk diversification.


    FIGURE 13.  LOANS OUTSTANDING BY REGION AT SEPTEMBER 30, 1994
    (dollars in millions)
                                                  Total Loans                       Distribution
                                                  -----------                       ------------
    Northeast Region                               $12,305.0                            27.6 %
    Great Lakes Region                              20,031.4                            44.9
    Rocky Mountain Region                            3,204.4                             7.2
    Northwest Region                                 8,964.7                            20.1
    Financial Services                                 103.2                             0.2
                                                  -----------                       ------------
                                                   $44,608.8                           100.0 %
                                                  ==========                        ============

    Figure 14 shows the portions of the construction and commercial mortgage loan portfolios at September 30, 1994, which are collateralized by nonowner-occupied (by industry concentration) and owner-occupied properties. At September 30, 1994, 47% of the construction loan portfolio and 45% of the commercial mortgage loan portfolio were secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on the real estate market.



    FIGURE 14.  CONSTRUCTION AND COMMERCIAL MORTGAGE LOANS AT SEPTEMBER 30, 1994
    (in millions)
                                                                   Commercial
                                              Construction           Mortgage                 Total
                                               -----------         ----------            ----------
    Nonowner-occupied:
          Retail                                    $132.3             $842.7                $975.0
          Multi-family properties                    108.3              809.8                 918.1
          Office buildings                           106.6              857.8                 964.4
          Hotels/Motels                               25.7              240.2                 265.9
          Health facilities                           10.6               85.6                  96.2
          Manufacturing facilities                     7.5               69.9                  77.4
          Warehouses                                  12.5              244.6                 257.1
          Other                                      249.2              467.1                 716.3
                                               -----------         ----------            ----------
                                                     652.7            3,617.7               4,270.4
    Owner-occupied                                   574.7            2,914.0               3,488.7
                                               -----------         ----------            ----------
          Total                                   $1,227.4           $6,531.7              $7,759.1
                                               ===========         ==========            ==========


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

    At September 30, 1994, approximately $3.0 billion of securities were classified as available for sale, and shareholders' equity was reduced by $93.0 million, representing the net unrealized loss on these securities, net of deferred income taxes. The change in the classification of securities under the new accounting standard had no impact on net income.

    During the third quarter of 1994, KeyCorp transferred approximately
    $1.3 billion in mortgage-backed securities from the securities available for sale portfolio to the investment securities portfolio. This transfer was made in response to additional guidance issued by the Financial Accounting Standards Board during the third quarter, which provides that the possibility that "nonhigh-risk" mortgage securities may at some time in the future become "high risk" should not preclude an institution from concluding it has the intent and ability to hold to maturity those securities that were nonhigh-risk when acquired. The securities were transferred at their fair value and the unrealized loss component (approximately $57.8 million before taxes) of the carrying value of the transferred securities is being amortized as a yield adjustment over their remaining lives, as is the corresponding unrealized loss component of shareholders' equity. SFAS No. 115 is more fully described in Note 3, Securities Available for Sale, on page 9 of this report.

    Additional information pertaining to securities available for sale and investment securities is presented in Figure 15 and Figure 16, respectively.


    FIGURE 15. SECURITIES AVAILABLE FOR SALE AT SEPTEMBER 30, 1994
    (dollars in millions)
                                     U.S. Treasury,     States and       Mortgage-                                       Weighted
                                     Agencies and       Political         Backed             Other                       Average
                                     Corporations      Subdivisions    Securities (1)     Securities         Total       Yield (2)
                                     ------------      ------------    -------------      ----------       ----------    --------
      Maturity:
        One year or less                   $451.5             $3.2        $     ---        $    90.9          $545.6       5.58 %
        After one through five years        691.5             11.2             324.3            36.9         1,063.9       5.88
        After five through ten years        205.3              7.4           1,053.4            36.2         1,302.3       5.81
        After ten years                       2.6              5.3              30.2            10.4            48.5       5.98
                                       ----------       ----------        ----------      ----------      ----------    --------
      Fair value                         $1,350.9            $27.1          $1,407.9          $174.4        $2,960.3       5.80 %
                                       ==========       ==========        ==========      ==========      ==========     =======

      Amortized cost                     $1,388.4            $27.4          $1,488.7          $202.7        $3,107.2
      Weighted average yield                 6.06 %           7.91 %            5.54 %          4.89 %          5.80 %
      Weighted average maturity         2.3 years        6.7 years         7.4 years       9.5 years       5.0 years

    (1) Maturity is based upon expected average lives rather than contractual terms.

    (2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a fully taxable-equivalent basis the statutory Federal income tax rate of 35%.




    FIGURE 16. INVESTMENT SECURITIES AT SEPTEMBER 30, 1994
    (dollars in millions)
                                     U.S. Treasury,     States and       Mortgage-                                       Weighted
                                     Agencies and       Political         Backed             Other                       Average
                                     Corporations      Subdivisions    Securities (1)     Securities         Total       Yield (2)
                                     ------------      ------------    -------------      ----------       ----------    --------
      Maturity:
        One year or less                   $129.2           $547.1            $650.6           $60.2        $1,387.1        6.48 %
        After one through five years        196.5            576.0           4,343.1           254.1         5,369.7        6.85
        After five through ten years         13.0            298.0           1,173.8            98.4         1,583.2        7.81
        After ten years                     252.0             92.2           1,836.6             3.2         2,184.0        7.24
                                       ----------       ----------        ----------      ----------      ----------    --------
      Amortized cost                       $590.7         $1,513.3          $8,004.1          $415.9       $10,524.0        7.03 %
                                       ==========       ==========        ==========      ==========      ==========     =======

      Fair value                           $590.1         $1,554.2          $7,640.6          $419.1       $10,204.0
      Weighted average yield                 6.79 %           8.48 %            6.74 %          7.38 %          7.03 %
      Weighted average maturity        12.6 years        3.4 years         5.4 years       2.7 years       5.4 years

    (1) Maturity is based upon expected average lives rather than contractual terms.

    (2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate of 35%.


    At September 30, 1994, the Corporation had $9.4 billion invested in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") within the investment securities and securities available for sale portfolios, compared with $8.1 billion at December 31, 1993. A mortgage-backed pass-through security depends on the underlying pool of mortgage loans to provide a cash flow "pass-through" of principal and interest. The Corporation had $5.5 billion invested in mortgage-backed pass-through securities at September 30, 1994. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. The Corporation had $3.9 billion invested in CMO securities at September 30, 1994. The CMO securities held by the Corporation are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. At September 30, 1994, substantially all of the CMOs and mortgage-backed pass-through securities held by the Corporation were issued or backed by Federal agencies.

    ASSET QUALITY

    The Corporation's Loan Review Group evaluates and monitors the level of risk in the Corporation's loan-related assets, and formulates underwriting standards and guidelines for active line management. Geographic diversification throughout the Corporation also assists in managing credit risk. In addition, the Loan Review Group is responsible for reviewing the adequacy of the allowance for loan losses ("Allowance"). The Corporation's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and other real estate owned ("OREO") to evaluate the credit quality and risk inherent in such assets. This Group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

    Allowance methodologies are designed to provide adequate coverage for both potential and unforeseen loan losses. The methodology applied at KeyCorp focuses on a combination of allocations directly attributable to specific potential problem credits and general allocations based on historical losses on a portfolio basis. In addition, indirect risk in the form of general economic conditions, portfolio diversification and off-balance sheet risk are taken into consideration. Management continues to target and maintain an allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the loan portfolio and similar risk-related matters.

    As shown in Figure 17, net loans charged off for the quarterly and year-to-date periods were under the prior year levels by $21.4 million, or 45%, and $80.1 million or 48%, respectively. This improvement came from all categories of the loan portfolio. As a result of the overall improvement in asset quality, including a large reduction in nonperforming loans, the third quarter provision for loan losses was $27.2 million, down $22.7 million, or 45%, from the year-ago quarter. The year-to-date provision was $99.0 million, down $66.3 million, or 40%, from the comparable 1993 period. At September 30, 1994, the Allowance as a percentage of loans outstanding was 1.84%, down from 2.00% at December 31, 1993, and 2.05% at September 30, 1993. Although used as a general indicator, this percentage is not a primary factor used by management in determining the adequacy of the Allowance. There have been no significant changes in the allocation of the Allowance since year end.

    FIGURE 17.  SUMMARY OF LOAN LOSS EXPERIENCE
    (dollars in millions)
                                                                  Three months ended              Nine months ended
                                                                     September 30,                  September 30,
                                                               ------------------------      -------------------------
                                                                  1994          1993           1994            1993
                                                               ---------      ---------      ---------       ---------
    Average loans outstanding during the period                $43,616.2      $38,431.3      $41,995.9       $38,005.1
    Allowance for loan losses at beginning of period              $816.4         $795.7         $802.7          $782.6
    Loans charged off:
          Commercial, financial and agricultural                    14.0           21.5           47.4            82.7
          Real estate-construction                                   ---            7.6            6.5            19.9
          Real estate-mortgage                                       8.1           12.9           25.6            44.4
          Consumer                                                  24.7           25.9           73.6            86.7
          Lease financing                                            0.7            0.8            2.5             2.2
                                                               ---------      ---------      ---------       ---------
                                                                    47.5           68.7          155.6           235.9
    Recoveries:
          Commercial, financial and agricultural                     8.2            8.6           28.9            26.5
          Real estate-construction                                   0.3            1.4            0.6             3.4
          Real estate-mortgage                                       3.8            0.8            8.0             6.6
          Consumer                                                   9.0           10.2           28.0            29.3
          Lease financing                                            0.3            0.5            1.7             1.6
                                                               ---------      ---------      ---------       ---------
                                                                    21.6           21.5           67.2            67.4
                                                               ---------      ---------      ---------       ---------
    Net loans charged off                                          (25.9)         (47.2)         (88.4)         (168.5)
    Provision for loan losses                                       27.2           49.9           99.0           165.3
    Allowance of acquired companies                                  2.5            1.0            6.9            20.0
                                                               ---------      ---------      ---------       ---------
    Allowance for loan losses at end of period                    $820.2         $799.4         $820.2          $799.4
                                                               =========      =========      =========       =========
    Net loan charge-offs to average loans                           0.24 %         0.49 %         0.28 %          0.59 %
    Allowance for loan losses to period-end loans                   1.84           2.05           1.84            2.05
    Allowance for loan losses to nonperforming loans              286.62         210.53         286.62          210.53


    The composition of nonperforming assets is shown in Figure 18.   These
    assets totaled $398.5 million at September 30, 1994, and represented .89% of loans, OREO and other nonperforming assets compared with $500.1 million, or 1.24%, at year-end 1993 and $622.7 million, or 1.58%, at September 30, 1993.

    Nonperforming assets declined $101.6 million, or 20%, from the end of the prior year, principally as a result of decreases in both nonperforming loans and other real estate owned of $50.2 million and $42.8 million, respectively. Other nonperforming assets, which are comprised primarily of nonperforming venture capital investments, decreased $8.5 million, or 63%, during the first nine months of 1994. The reduction in nonperforming loans was principally attributable to decreases in nonaccrual real estate loans (principally construction loans) and commercial loans. In the aggregate, nonperforming loans in these categories were down $42.0 million, or 14%, from the previous year end. As indicated in Figure 19, the reduction in OREO was largely due to the selective sale of assets. On a regional basis, the largest basis point improvements in the ratio of nonperforming assets to total loans plus OREO and other nonperforming assets were experienced in the Great Lakes and Northeast regions as illustrated in Figure 20. The higher ratio in the Financial Services sector reflected the disproportionately higher level of nonperforming assets in certain mortgage and investment companies, although nonperforming assets in these companies totaled only $16.5 million at September 30, 1994.

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard affects the definition and basis for measuring impaired loans and is more fully discussed in Note 6, Nonperforming Assets on page 11 of this report.

    FIGURE 18.  SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
    (dollars in millions)
                                                       SEPTEMBER 30,       December 31,       September 30,
                                                           1994                1993                1993
                                                       ------------        ------------        ------------
    Commercial, financial and agricultural                   $114.1              $124.0              $111.5
    Real estate - construction                                 23.0                40.4                75.3
    Real estate - commercial mortgage                          88.0                99.8               120.9
    Real estate - residential mortgage                         43.8                46.7                50.5
    Consumer                                                   15.2                15.3                13.2
    Lease financing                                             0.6                 3.6                 2.7
                                                       ------------        ------------        ------------
          Total nonaccrual loans                              284.7               329.8               374.1
    Restructured loans                                          1.4                 6.5                 5.6
                                                       ------------        ------------        ------------
          Total nonperforming loans                           286.1               336.3               379.7
    Other real estate owned                                   134.1               186.1               259.6
    Allowance for OREO losses                                 (26.6)              (35.7)              (30.2)
                                                       ------------        ------------        ------------
          Other real estate owned, net of allowance           107.5               150.4               229.4
    Other nonperforming assets                                  4.9                13.4                13.6
                                                       ------------        ------------        ------------
          Total nonperforming assets                         $398.5              $500.1              $622.7
                                                       ============        ============        ============
    Accruing loans past due 90 days or more                   $84.6               $51.8               $71.6
    Nonperforming loans to period-end loans                    0.64 %              0.84 %              0.97 %
    Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets         0.89                1.24                1.58


    FIGURE 19. SUMMARY OF CHANGES IN NONACCRUAL LOANS AND OREO
    (in millions)

    SUMMARY OF CHANGES IN NONACCRUAL LOANS            Three months ended                    Nine months ended
                                                        September 30,                          September 30,
                                                 ------------------------               --------------------------
                                                   1994            1993                   1994              1993
                                                 --------        --------               --------          --------
    Balance at beginning of period                 $307.5          $402.3                 $329.8            $550.5
          Loans placed on nonaccrual                 49.9            75.6                  175.1             256.2
          Charge-offs (1)                           (21.7)          (57.5)                 (81.6)           (170.7)
          Payments                                  (34.6)          (24.1)                 (89.1)           (151.1)
          Transfers to OREO                          (6.9)           (8.1)                 (13.7)            (51.5)
          Loans returned to accrual                 (10.7)          (16.9)                 (38.8)            (75.0)
          Acquisitions                                1.2             0.1                    3.0               5.2
          Transfers from OREO                        ---              2.7                   ---               10.5
                                                 --------        --------               --------          --------
    Balance at end of period                       $284.7          $374.1                 $284.7            $374.1
                                                 ========        ========               ========          ========

    (1) Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.


    SUMMARY OF CHANGES IN OREO                      Three months ended                      Nine months ended
                                                        September 30,                          September 30,
                                                 ------------------------               --------------------------
                                                   1994            1993                   1994              1993
                                                 --------        --------               --------          --------
    Balance at beginning of period               $118.0            $278.0                  $150.4          $332.4
          Additions                                21.5              13.9                    44.4            71.0
          Sales                                   (19.0)            (44.0)                  (50.4)         (120.0)
          Charge-offs and writedowns               (7.6)            (11.8)                  (19.2)          (36.3)
          Transfers to loans                       (0.8)             (2.4)                   (6.3)          (12.9)
          Acquisitions                              0.2              ---                      2.4             8.3
          Other                                    (4.7)             (4.3)                  (13.7)          (13.1)
                                                 ------            ------                  ------          ------
    Balance at end of period                     $107.6            $229.4                  $107.6          $229.4
                                                 ======            ======                  ======          ======

    FIGURE 20.  NONPERFORMING LOANS AND ASSETS BY REGION
                                                                                          Nonperforming Assets to Period-end
                                      Nonperforming Loans to Period-end Loans               Loans Plus OREO and Other NPA
                                   ----------------------------------------------    ----------------------------------------------
                                   SEPTEMBER 30,    December 31,    September 30,    SEPTEMBER 30,    December 31,    September 30,
                                       1994            1993            1993              1994             1993             1993
                                   -------------    ------------    -------------    -------------    ------------    -------------
    Northeast Region                   0.81%           1.01%           0.96%             1.26%            1.73%             1.91%
    Great Lakes Region                 0.59            0.91            1.18              0.77             1.25              1.74
    Rocky Mountain Region              0.57            0.26            0.49              0.75             0.44              0.69
    Northwest Region                   0.54            0.63            0.70              0.71             0.91              1.03
    Financial Services                 1.20            1.03            1.22             10.20             7.76             12.58
                                       ----            ----            ----             -----             ----             -----
          Total                        0.64%           0.84%           0.97%             0.89%            1.24%             1.58%
                                       ====            ====            ====              ====             ====             =====

    FIGURE 21.  PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY LOAN TYPE AT SEPTEMBER 30, 1994
                              Commercial,                         Real Estate-       Real Estate-
                             Financial and      Real Estate-       Commercial        Residential
                              Agricultural      Construction       Mortgage            Mortgage         Consumer       Total
                             -------------      ------------     ------------        ------------     ------------     ------
    Northeast Region             1.59%             3.55%            1.61%               0.27%            0.20%          0.81%
    Great Lakes Region           0.72              2.58             1.41                0.34             0.11           0.59
    Rocky Mountain Region        1.01              0.06             0.93                0.10             0.14           0.57
    Northwest Region             0.71              0.44             1.13                0.43             0.10           0.54
    Financial Services            ---               ---              ---                3.45              ---           1.20
                                 ----              ----             ----                ----             ----           ----
          Total                  0.93%             1.88%            1.35%               0.34%            0.14%          0.64%
                                 ====              ====             ====                ====             ====           ====

    DEPOSITS AND OTHER SOURCES OF FUNDS

    Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. During the third quarter of 1994, these deposits averaged $40.8 billion and represented 71% of the Corporation's funds supporting earning assets compared with $40.5 billion and 78%, respectively, for the third quarter of 1993. The slight growth in average core deposits reflected the impact of acquisitions, offset in part by the pursuit of other alternatives by consumers in response to the interest rate environment. As shown in Figure 3 on page 19, over the past year balances have also moderately shifted from money market deposit accounts and from the "Other time deposits" category, consisting primarily of fixed rate certificates of deposit of less than $100,000, to noninterest-bearing and savings deposits (including NOW accounts) with higher liquidity, also in response to the interest rate environment.

    Purchased funds, which are comprised of large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $14.8 billion for the third quarter of 1994, up $5.5 billion, or 58%, from the comparable prior year period. These instruments were more heavily relied upon in the current year as the growth in earning assets exceeded the increase in core deposits discussed above. As illustrated in Figure 3, the increase was attributable to growth in foreign office deposits, Federal funds purchased and securities sold under agreements to repurchase, and other short-term borrowings. These increases were partially offset by a slight decline in large certificates of deposit.

    FIGURE 22.  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT SEPTEMBER 30, 1994
    (in millions)
                                                           Domestic                         Foreign
                                                           Offices                          Office
                                                           --------                        --------
    Time remaining to maturity:
         Three months or less                              $1,903.1                        $3,333.7
         Over three through six months                        408.0                             5.8
         Over six through twelve months                       671.3                             ---
         Over twelve months                                   919.8                             ---
                                                           --------                        --------
              Total                                        $3,902.2                        $3,339.5
                                                           ========                        ========

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

    During the first nine months of 1994, Society National Bank, the Corporation's Ohio bank, raised $1.5 billion in funding under a Medium-Term Bank Note program. Of the notes issued, $1.1 billion have maturities of one year or less and are included in other short-term borrowings and $400 million have original maturities in excess of one year and are included in long-term debt. Under a separate Bank Note program, during the third quarter of 1994, four KeyCorp banks issued short-term notes totaling $895 million with Key Bank of New York's $400 million constituting the largest issuance. The proceeds from these programs are to be used for general corporate purposes in the ordinary course of business.

    The liquidity requirements of the parent company, primarily for dividends to shareholders, retirement of debt and other corporate purposes are met principally through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has no lines of credit with other financial institutions, but has access to the capital markets as a result of its debt ratings.

    Further information pertaining to the Corporation's sources and uses of cash for the nine-month periods ended September 30, 1994 and 1993, is presented in the Consolidated Statements of Cash Flow on page 6 of this report.

    CAPITAL AND DIVIDENDS

    Total shareholders' equity at September 30, 1994, was $4.7 billion, up $308.3 million, or 7%, and $391.8 million, or 9%, from December 31 and September 30, 1993, balances, respectively. The increases resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first nine months of 1994 are shown in the Statement of Changes in Shareholders' Equity presented on page 5 of this report. Included in these changes are net unrealized losses of $139.1 million on securities available for sale, bringing cumulative net unrealized losses on these securities to $93.0 million as of September 30, 1994. These net unrealized losses were recorded in connection with SFAS No. 115, "Accounting for Certain Debt and Equity Securities," which was adopted by the Corporation as of January 1, 1994. This new accounting standard establishes, among other things, net unrealized holding gains and losses on securities available for sale as a new component of shareholders' equity and is more fully described in Note 3, Securities Available for Sale, on page 9 of this report.

    During the first nine months of 1994, the Corporation repurchased 2,040,235 million shares of its common stock at a total cost of $65.8 million. These shares are expected to be issued in connection with acquisitions and various employee benefit programs.

    Capital adequacy is an important indicator of financial stability and performance. Overall, the Corporation's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.29% at September 30, 1994, compared to 7.37% at December 31, 1993, and 7.41% at September 30, 1993.

    Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at September 30, 1994, were 8.86% and 12.07%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected by regulators to maintain ratios of at least 100 to 200 basis points above the minimum. At September 30, 1994, KeyCorp's leverage ratio was at 6.79%, substantially higher than the minimum requirement. In response to SFAS No. 115, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC are proposing amendments to their respective regulatory capital rules to include in Tier I capital the net unrealized gains or losses on securities available for sale for purposes of calculating the risk-based and leverage ratios. If adopted as proposed, the rules could cause the Tier I capital to be subject to greater volatility. The regulatory agencies are also proposing to add a new component to the risk-based capital requirements based upon the level of an institution's exposure to interest rate risk. Figure 23 presents the details of KeyCorp's capital position at September 30, 1994, December 31, 1993, and September 30, 1993.

Under the FDIC Improvement Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Although these provisions are not directly applicable to the Corporation under existing law and regulations, based upon its ratios the Corporation would qualify as "well capitalized" at September 30, 1994. All of KeyCorp's affiliate banks qualified as "well-capitalized" at September 30, 1994. The FDIC-defined capital categories, as determined by applying the prompt corrective action provisions of the law, do not necessarily constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

FIGURE 23.  CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS
(dollars in millions)

                                                   SEPTEMBER 30,                 December 31,                       September 30,
TIER I CAPITAL                                         1994                          1993                                1993
                                                   ------------                  -----------                        ------------
      Common shareholders' equity (1)                $4,634.9                      $4,233.6                            $4,150.1
      Qualifying preferred stock                        160.0                         160.0                               160.0
      Less: Goodwill                                   (387.9)                       (385.4)                             (378.6)
                Other intangible assets (2)            (137.0)                       (122.9)                             (117.0)
                                                   ------------                  -----------                        ------------
          Total Tier I Capital                        4,270.0                       3,885.3                             3,814.5
                                                   ------------                  -----------                        ------------
TIER II CAPITAL
      Allowance for loan losses (3)                     605.0                         559.7                               553.5
      Qualifying long-term debt                         942.9                         993.4                               993.3
                                                   ------------                  -----------                        ------------
          Total Tier II Capital                       1,547.9                       1,553.1                             1,546.8
                                                   ------------                  -----------                        ------------
          Total Capital                              $5,817.9                      $5,438.4                            $5,361.3
                                                   ============                  ===========                        ============
RISK-ADJUSTED ASSETS
      Risk-adjusted assets on balance sheet         $44,523.6                     $40,979.9                           $40,588.1
      Risk-adjusted off-balance sheet exposure        4,404.8                       4,283.3                             4,187.4
      Less: Goodwill                                   (387.9)                       (385.4)                             (378.6)
                Other intangible assets (2)            (137.0)                       (122.9)                             (117.0)
                                                   ------------                  -----------                        ------------
          Gross risk-adjusted assets                 48,403.5                      44,754.9                            44,279.9
      Less: Excess allowance for loan losses           (215.1)                       (243.0)                             (245.9)
                                                   ------------                  -----------                        ------------
           Net risk-adjusted assets                 $48,188.4                     $44,511.9                           $44,034.0
                                                   ============                  ===========                        ============
AVERAGE QUARTERLY TOTAL ASSETS                      $63,438.6                     $58,289.3                           $57,051.7
                                                   ============                  ===========                        ============
CAPITAL RATIOS
      Tier I capital to risk-adjusted assets             8.86 %                        8.73 %                              8.66 %
      Total capital to risk-adjusted assets             12.07                         12.22                               12.18
      Leverage (4)                                       6.79                          6.72                                6.74

(1) Common shareholders' equity excludes the impact of net unrealized gains or losses on securities classified as available for sale.
(2) Intangible assets (excluding goodwill, purchased mortgage servicing rights and purchased credit card relationships) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights and purchased credit card relationships.
(3) The allowance for loan losses included in Tier II capital is limited to 1.25% of gross risk-adjusted assets.
(4) Tier I capital divided by average total assets for the quarter less goodwill and other intangible assets as defined in (2)
       above.

FIGURE 24. BANKING SERVICES DATA BY REGION
(dollars in millions)
                                                       Northeast Region                       Great Lakes Region
                                                   -------------------------             -----------------------------
                                                      Three months ended                      Three months ended
                                                         September 30,                           September 30,
                                                   -------------------------             -----------------------------
                                                     1994             1993                  1994                1993
                                                   -------           -------              -------              -------
SIGNIFICANT RATIOS
Return on average total assets                        1.33%             1.31%                1.54%                1.75%
Net interest margin                                   4.84              5.34                 4.52                 5.19
Nonperforming loans to period-end loans               0.84              0.89                 0.62                 1.15
Allowance for loan losses to period-end loans         1.34              1.40                 2.39                 2.79
Net charge-offs to average loans                      0.46              0.66                 0.13                 0.49
Efficiency                                           51.48             52.09                51.85                51.65

AVERAGE BALANCES
Loans                                              $12,488           $11,485              $19,425              $17,062
Earning assets                                      16,861            15,579               26,784               22,772
Total assets                                        17,992            16,714               29,161               24,906
Deposits                                            13,935            13,966               20,501               18,466
Shareholder's equity                                 1,385             1,276                2,058                2,008


(dollars in millions)
                                                    Rocky Mountain Region                      Northwest Region
                                                   -------------------------             -----------------------------
                                                      Three months ended                      Three months ended
                                                         September 30,                           September 30,
                                                   -------------------------             -----------------------------
                                                     1994             1993                  1994                1993
                                                   -------           -------              -------              -------
SIGNIFICANT RATIOS
Return on average total assets                        1.44%             1.35%                1.19%                1.37%
Net interest margin                                   5.25              5.32                 4.74                 5.38
Nonperforming loans to period-end loans               0.32              0.33                 0.33                 0.39
Allowance for loan losses to period-end loans         1.36              1.35                 1.28                 1.24
Net charge-offs to average loans                      0.30              0.22                 0.11                 0.26
Efficiency                                           56.11             57.71                59.32                56.44

AVERAGE BALANCES
Loans                                               $3,186            $2,651               $9,225               $8,607
Earning assets                                       4,114             3,499               11,235                9,901
Total assets                                         4,463             3,797                1,227               10,906
Deposits                                             3,497             3,131                9,543                9,190
Shareholder's equity                                   351               287                  939                  840


PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


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

Item 5. OTHER INFORMATION

    (a) Interstate Banking Legislation

        On September 29, 1994, the Riegle-Neal Interstate Banking and Branching companies will be permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. Under the provisions of the Interstate Act, states are permitted to "opt-out" of the interstate branching authority by taking appropriate legislative action prior to the commencement date. States may also "opt-in" early (i.e. prior to June 1, 1997) to the interstate branching provisions. KeyCorp will make a thorough review of consolidation opportunities which may become available to it under the terms of the Interstate Act.

    (b) Key Mortgage Inc.

        On October 6, 1994, as an outgrowth of its strategic planning process, KeyCorp announced it was exploring the possibility of offering its mortgage banking subsidiary, Key Mortgage Inc., for sale.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         (11)  Computation of Net Income Per Common Share
         (15)  Acknowledgment Letter of Independent Auditors
         (21)  Subsidiaries of the Registrant
         (27)  Financial Data Schedule

    (b)  Reports on Form 8-K

        August 10, 1994 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant and CS First Boston Corporation, Goldman, Sachs & Co., Kidder, Peabody & Co. Incorporated, J.P. Morgan Securities Inc.
        and Salomon Brothers Inc. have executed a Distribution Agreement dated as of August 10, 1994, in connection with the Registrant's Medium-Term Note Program and its Universal Shelf Registration Statement, as amended.

        August 10, 1994 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting Amendment No. 1, on Form 8-K/A, to the July 25, 1994 Form 8-K, filing
        Section 801(3) of the Senior Indenture and Section 1303 of both the Senior Indenture and Subordinated Indenture.

        July 25, 1994 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant and Bankers Trust Company, as Trustee, have executed a Senior Indenture and a Subordinated Indenture in connection with the Registrant's Universal Shelf Registration Statement, as amended.

        July 19, 1994 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on July 18, 1994, announcing its earnings results for the three and six-month periods ended June 30, 1994.

        No other reports on Form 8-K were filed during the three-month period ended September 30, 1994.


                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    KEYCORP
                                               ----------------
                                                 (Registrant)



                                                /s/ Lee Irving
    Dated: November 14, 1994                   -----------------
                                               By:  Lee Irving
                                               Executive Vice President,
                                               Treasurer and Chief
                                               Accounting Officer