Form 10-K405
period 1994-12-31
KEYCORP/NEW
filed 1995-03-28
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

Securities registered pursuant                  Securities registered pursuant
 to Section 12(b) of the Act:                    to Section 12(g) of the Act:


10% Cumulative Preferred Stock, Class A
Depositary Shares representing
      one-fifth of one share of 10%
   Cumulative Preferred Stock, Class A
Common Shares, $1 par value
Rights to Purchase Common Shares                                   None

       (Title of class)                                      (Title of class)

New York Stock Exchange
(Name of each exchange
 on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
Yes  X   No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $6,688,704,652 at February 28, 1995. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 28, 1995.)

                                 242,901,125
    (Number of KeyCorp Common Shares outstanding as of February 28, 1995)

                                    KEYCORP

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I
Item 1.    Business                                                                        1

Item 2.    Properties                                                                      8

Item 3.    Legal Proceedings                                                               8

Item 4.    Submission of Matters to a Vote of Security Holders                             8

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters            8

Item 6.    Selected Financial Data                                                         9

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           9

Item 8.    Financial Statements and Supplementary Data                                     9

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                            9

PART III

Item 10.   Directors and Executive Officers of the Registrant                              9

Item 11.   Executive Compensation                                                          9

Item 12.   Security Ownership of Certain Beneficial Owners and Management                  9

Item 13.   Certain Relationships and Related Transactions                                  9

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               10

           Signatures                                                                     15

           Exhibits                                                                       16

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

On March 1, 1994, KeyCorp, a financial services holding company headquartered in Albany, New York, with approximately $33 billion in assets at December 31, 1993 ("old KeyCorp"), merged into and with Society Corporation, a financial services holding company headquartered in Cleveland, Ohio, with approximately $27 billion in assets at December 31, 1993 ("Society"), pursuant to an Agreement and Plan of Merger, and a related Supplemental Agreement to Agreement and Plan of Merger, each dated as of October 1, 1993, and each as amended. In the merger, Society, an Ohio corporation, was the surviving corporation, but changed its name to KeyCorp (also referred to herein as the "Corporation"). The merger was accounted for as a pooling of interests. Accordingly, all financial data of KeyCorp set forth herein (or incorporated by reference) has been restated to give effect to the merger of old KeyCorp into and with Society.

The merger of old KeyCorp into and with Society created a financial services holding company which traces its roots back to 1825, when the first predecessor of old KeyCorp was organized. At December 31, 1994, KeyCorp was one of the nation's largest bank holding companies based upon consolidated total assets of approximately $66.8 billion.

KeyCorp is a legal entity separate and distinct from its banking and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of its banking and other subsidiaries is necessarily subject to the prior claims of the respective creditors of such banking and other subsidiaries, except to the extent that claims of KeyCorp in its capacity as a creditor of such banking and other subsidiaries may be recognized.

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

SUBSIDIARIES

KeyCorp provides banking and other financial services across much of the country's northern tier and in Florida through a network of subsidiaries operating 1,272 full-service banking offices in 13 states, giving KeyCorp the nation's fifth largest domestic branch network as of December 31, 1994 (before giving effect to KeyCorp's recent acquisitions of BANKVERMONT Corporation, Casco Northern Bank, National Association and OMNIBANCORP described in Note 2, Mergers, Acquisitions and Divestitures beginning on page 56 of the KeyCorp 1994 Annual Report to Shareholders which is incorporated herein by reference). KeyCorp's largest bank subsidiaries include Society National Bank, headquartered in Cleveland, Ohio, which is the largest bank in Ohio and one of the nation's major regional banks with $24.6 billion in total assets and 289 full-service banking offices at December 31, 1994; Key Bank of New York, headquartered in Albany, New York, with $14.9 billion in total assets and 327 full-service banking offices at December 31, 1994 ("Key-NY"); Key Bank of Washington, headquartered in Tacoma, Washington, with $7.6 billion in total assets and 186 full-service banking offices at December 31, 1994 ("Key-Washington"); and Society National Bank, Indiana, headquartered in South Bend, Indiana, with $3.3 billion in total assets and 92 full-service banking offices at December 31, 1994 ("SNBI"). In addition, KeyCorp operates bank subsidiaries in Alaska, Colorado, Idaho, Maine, Michigan, Oregon, Utah, Vermont (its Vermont subsidiary was acquired on January 27, 1995 as described in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 56 of the KeyCorp 1994 Annual Report to Shareholders which is incorporated herein by reference) and Wyoming, a savings association subsidiary in Florida, and either a trust company subsidiary or an office of a trust company subsidiary in each of the aforementioned states.

Through its bank and trust company subsidiaries KeyCorp provides a wide range of banking, fiduciary and other financial services to its corporate, individual and institutional customers located throughout the country. In addition to the customary banking services of accepting deposits and making loans, KeyCorp's bank and trust company subsidiaries provide specialized services tailored to specific markets, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking services and international banking services. Through its subsidiary banks, trust companies and registered investment adviser subsidiaries, KeyCorp provides investment management services to institutional and individual clients, including large corporate and public retirement plans, Taft-Hartley plans, foundations and endowments, and high net worth individuals. Several of KeyCorp's investment management and trust company subsidiaries also serve as investment advisers to KeyCorp's proprietary mutual funds.

KeyCorp also provides other financial services both in and outside of its primary banking markets through its nonbank subsidiaries. Services provided by nonbank financial services subsidiaries include reinsurance of credit life and accident and health insurance on loans made by subsidiary banks, venture capital and small business investment financing services, equipment lease financing, community development financing, stock transfer agent, and other financial services. KeyCorp is also an equity participant in a joint venture with a number of other unaffiliated bank holding companies in Electronic Payment Services, Inc., which provides automated teller machine access for bank customers throughout most of the United States through its subsidiary, Money Access Service Inc. (more commonly known as the MAC(R) network).

The following financial data is included in the KeyCorp 1994 Annual Report to Shareholders and is incorporated herein by reference as indicated below:


          Description of Financial Data                          Page
          -----------------------------                          ----
   Average Balance Sheets, Net Interest Income, and Yields/Rates   24
   Components of Net Interest Income Changes                       26
   Securities Available for Sale                                   36
   Investment Securities                                           37
   Composition of Loans                                            34
   Maturities and Sensitivity of Certain Loans
      to Changes in Interest Rates                                 30
   Summary of Nonperforming Assets and
      Past Due Loans                                               40
   Nonperforming Assets                                            60
   Summary of Loan Loss Experience                                 39
   Allocation of Allowance for Loan Losses                         38
   Maturity Distribution of Time Deposits of $100,000 or More      41
   Selected Financial Data                                         20
   Short-Term Borrowings                                           62

MERGERS, ACQUISITIONS AND DIVESTITURES

The information presented in Note 2, Mergers, Acquisitions and Divestitures starting on Page 56 of the KeyCorp 1994 Annual Report to Shareholders is incorporated herein by reference.

COMPETITION

The market for banking and bank-related services is highly competitive. KeyCorp and its subsidiaries compete with other providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker dealers and a growing list of other local, regional and national institutions which offer financial services. KeyCorp and its subsidiaries compete by offering quality products and innovative services at competitive prices.

Mergers between financial institutions have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect in the majority of states which permit banking organizations to expand geographically. Further, the recently enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 will generally remove the remaining restrictions on interstate acquisitions of banks and bank holding companies one year after its enactment. The act also authorizes nationwide interstate branching effective June 1, 1997, although states may "opt-in" and permit branching sooner, or "opt-out" and prohibit branching into or out of that state. See "Supervision and Regulation -- Interstate Banking and Other Recent Legislation" herein.

SUPERVISION AND REGULATION

The following discussion addresses certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to KeyCorp. Regulation of financial institutions such as KeyCorp and its subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and generally is not intended for the protection of shareholders or other investors.

In the following discussion, references to statutes and regulations are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. In addition, there are other statutes and regulations that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory agencies, cannot necessarily be predicted, but they may have a material effect on the business and results of KeyCorp.

General

As a bank holding company, KeyCorp is subject to the regulation, supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the 'BHCA"). Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking (i.e. commercial or industrial) activities, subject to certain exceptions. As a result of its 1993 acquisition of the institution that is now known as Society First Federal Savings Bank ("Society First Federal"), the Corporation is also subject to the regulation and supervision of the Office of Thrift Supervision (the "OTS") as a savings and loan holding company registered under the Home Owners' Loan Act, as amended ("HOLA").

The Corporation's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal and state banking agencies. Society National Bank, SNBI and Key Bank USA, N.A. are national banking associations with full banking powers, subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). A number of other national banking subsidiaries of the Corporation operate under bank charters that limit their powers to trust-related fiduciary activities. These are Key Trust Company of Ohio, N.A., Key Trust Company of Indiana, N.A. and Key Trust Company of Florida, N.A. (formerly known as Society National Trust Company). These entities are also subject to the regulation, supervision and examination of the OCC, although they are not regulated as banks for purposes of the BHCA. All of the other banking subsidiaries of the Corporation, other than Society First Federal, are state-chartered banks that are subject to regulation, supervision and examination by the applicable state banking authority in the state in which each such institution is chartered. In addition the Corporation's state-chartered banks are not members of the Federal Reserve System (and are therefore so-called "nonmember banks"), and, accordingly, are subject to the regulation, supervision and examination of the FDIC. Because the deposits in all of the Corporation's banking subsidiaries are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over all such banking subsidiaries, including Society First Federal. The OTS is charged with regulation of Federal savings associations such as Society First Federal, presently the Corporation's only such institution.

Depository institutions are also affected by various state and Federal laws, including those relating to consumer protection and similar matters, as well as by the fiscal and monetary policies of the Federal government and its agencies, including the Federal Reserve Board. An important purpose of these policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve Board uses its powers to establish reserve requirements of depository institutions and to conduct open market operations in United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the availability of bank loans and deposits and on interest rates charged on loans and paid on deposits, with the result that Federal policies have a material effect on the earnings of the banking subsidiaries, and, hence, the Corporation.

The Corporation also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies. For example, the Corporation's discount brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators; the Corporation's state-chartered trust company subsidiaries are subject to regulation by state banking authorities; and the Corporation's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of the Corporation are subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

Dividend Restrictions

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Corporation, including cash flow to pay dividends on the Corporation's common and preferred shares and debt service on the Corporation's debt, is dividends from its banking and other subsidiaries. Various Federal and state statutory and regulatory provisions limit the amount of dividends that may be paid to the Corporation by its banking subsidiaries without regulatory approval.

The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of (i) the bank's net profits (as defined and interpreted by regulation) for the current year plus
(ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined and interpreted by regulation). Three of the Corporation's banking subsidiaries, Society National Bank, SNBI and Key Bank USA N.A., and the Corporation's trust company subsidiaries that are national banks, are subject to these restrictions.

Key-NY, KeyCorp's second-largest banking subsidiary, is subject to dividend restrictions under New York law that are substantially the same as the national bank restrictions described above. In particular, without the prior approval of the Superintendent of Banks, a New York-chartered bank may not declare dividends during any calendar year in excess of (i) the total of the bank's net profits (as defined by statute) for that year combined with (ii) its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock.

KeyCorp's third-largest banking subsidiary is Key-Washington, which is chartered by the State of Washington, and is subject to similar restrictions on its ability to pay dividends to KeyCorp. Under Washington law, a bank can pay dividends in an amount not in excess of its retained earnings determined in accordance with generally accepted accounting principles.

The Corporation's other banking subsidiaries are subject to various comparable restrictions on the payment of dividends under the laws of the states in which they are chartered. In addition, OTS regulations limit the amount of capital distribution (dividends or otherwise) that any savings association may pay without prior OTS approval. These limitations are applicable to Society First Federal.

In addition, if, in the opinion of the applicable Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends) the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. See "Regulatory Capital Standards and Related Matters -- Prompt Corrective Action." Also, the Federal Reserve Board, the OCC, the FDIC and the OTS have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of the current operating earnings.

Under the laws and regulations applicable to the Corporation's banking subsidiaries, management estimates that, as of December 31, 1994, the Corporation's banking subsidiaries could have declared dividends estimated to be $642.4 million in the aggregate, without obtaining prior regulatory approval, not including dividends that may be payable by the Corporation's trust company subsidiaries, Society First Federal and certain other subsidiaries.

Holding Company Structure

Transactions Involving Banking Subsidiaries. The Corporation's banking subsidiaries are subject to Federal Reserve Act restrictions which limit the transfer of funds or other items of value from such subsidiaries to the Corporation and (with certain exceptions) to the Corporation's nonbanking subsidiaries (together, "affiliates") in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a banking subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, each covered transaction by a banking subsidiary with one of its nonbanking affiliates is limited in amount to 10% of that banking subsidiary's capital and surplus and, with respect to all covered transactions with affiliates, in the aggregate, to 20% of that banking subsidiary's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts.

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required by the Federal Reserve Board at times when the Corporation may not have the resources to provide it or, for other reasons, would not otherwise be inclined to provide it. Certain loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The FDI Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver would be afforded a priority over other general unsecured claims against such an institution, including Federal funds and letters of credit. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent holding company, in order of priority of payment.

Liability of Commonly Controlled Institutions. Under the FDI Act, an insured depository institution which is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution which is in danger of default. The term "default" is defined generally to mean the appointment of a conservator or receiver and the term "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Regulatory Capital Standards and Related Matters

Capital Guidelines. The Federal Reserve Board, the FDIC and the OCC have adopted substantially similar risk-based and leverage capital guidelines for United States banking organizations. The guidelines establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposure into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. The risk-based capital ratio is determined by classifying assets and specified off-balance sheet financial instruments into weighted categories with higher levels of capital being required for categories perceived as representing greater risk.

Under these risk-based capital standards, the minimum consolidated ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the Federal Reserve Board for bank holding companies, such as the Corporation, is currently 8%.
At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying non-cumulative, perpetual preferred stock, a limited amount of qualifying cumulative, perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I capital"). The remainder may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves ("Tier II capital"). As of December 31, 1994, the Corporation's Tier I and total capital to risk-adjusted assets ratios were 8.48% and 11.62%, respectively.

In addition to the risk-based standard, the Corporation is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a banking organization's Tier I capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum leverage ratio of at least 4% to 5%.
Neither the Corporation nor any of its banking subsidiaries has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 1994, the Corporation's Tier I leverage ratio was 6.63%. In addition, Federal Reserve Board policy provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will consider a banking organization's "tangible Tier I leverage ratio" in evaluating its proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital less all intangible assets to total consolidated quarterly average assets less all intangible assets. For purposes of this calculation, purchased mortgage servicing rights are not considered to be intangible assets. As of December 31, 1994, the Corporation's tangible Tier I leverage ratio was 6.58%.

The Corporation's banking subsidiaries are also subject to capital requirements adopted by their respective primary Federal bank regulatory agency which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. The Corporation's national bank subsidiaries are subject to the capital requirements of the OCC and its state chartered nonmember banks are subject to the capital requirements of the FDIC. As of December 31, 1994, each of the Corporations' banking subsidiaries had capital in excess of all minimum regulatory requirements.

The Federal bank regulatory agencies have each also proposed or issued formal regulations that would add an additional capital requirement based upon the amount of an institution's exposure to interest rate risk. The OTS adopted a final rule effective January 1, 1994 (except for limited provisions which were effective July 1 1994), adding an interest rate component to its risk-based capital standards. Under the OTS rule, a savings association with a greater than "normal" level of interest rate risk is subject to a deduction from total capital for purposes of calculating its risk-based capital ratio. In September 1993, the other Federal bank regulatory agencies issued proposed revisions to their respective risk-based capital standards which provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirements. The intended effect of the proposal would be to ensure that banking institutions effectively measure and monitor their interest rate risk and that they maintain adequate capital for that risk. Under the proposal, an institution's exposure to interest rate risk would be measured using either a supervisory model developed by the Federal bank regulatory agencies, or the bank's own internal model. The first approach would reduce a bank's risk-based capital ratios by an amount based on its measured exposure to interest rate risk in excess of a specified threshold. The second approach would assess the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The Corporation cannot assess at this point the impact the proposal would have on its capital positions.

On September 1, 1994, the Federal bank regulatory agencies announced a proposal to amend their respective risk-based capital rules to refine the treatment of derivative financial instruments on which a bank has credit exposure for capital computation purposes. The Corporation anticipates that this proposal, if adopted in its current form, would not have a material effect on its minimum risk-based capital requirements.

On December 8, 1994, the Federal Reserve Board adopted a final rule, effective December 31, 1994, to exclude net unrealized gains and losses on investments in debt securities classified as "available for sale" from the computation of Tier I capital for purposes of the risk-based capital and leverage standards. The rule provides that net unrealized losses on equity securities with readily determinable fair values and which are held in the "available for sale" portfolio, must be deducted from Tier I capital. As a result of the rule, the full potential impact of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on Tier I capital was mitigated. See Note 3, Securities Available for Sale beginning on page 58 of the KeyCorp 1994 Annual Report to Shareholders which is incorporated herein by reference. This revision will not have a material effect on the risk-based capital and leverage standards of the Corporation's subsidiary banks.

Prompt Corrective Action. The "prompt corrective action" provisions of the FDI Act group FDIC insured depository institutions into five broad categories based on their capital ratios. The five categories -- "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" -- are based upon an institution's total, Tier I and leverage capital ratios. Under the regulations, an institution is
(i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or be deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Each KeyCorp banking subsidiary is considered to be "well capitalized." An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

The capital-based prompt corrective action provisions of the FDI Act and their implementing regulations apply to FDIC insured depository institutions such as the Corporation's banking subsidiaries (other than its trust company subsidiaries), but they are not directly applicable to holding companies, such as the Corporation, which control such institutions. However, both the Federal Reserve Board and the OTS have indicated that, in regulating holding companies, they will take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

Under the prompt corrective action provisions of the FDI Act, an institution that is not at least "adequately capitalized" may be subject to a number of operating and other restrictions, including restrictions on the payment of dividends to its parent holding company. In addition, under certain circumstances a less than "adequately capitalized" institution's parent holding company must guarantee to restore the institution's capital to certain specified levels.

FDIC Insurance.

Under the FDIC's risk-related insurance assessment system, all insured depository institutions are required to pay annual assessments to the Bank Insurance Fund (the "BIF") or the Savings Association Insurance Fund ("SAIF") of the FDIC. The assessments range from 23 to 31 cents per $100 of domestic deposits based on the institution's risk classification. An institution's risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized" and "undercapitalized." The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action). For the period commencing on July 1, 1994 through December 31, 1994, insurance premiums on deposits of all of the Corporation's banking subsidiaries were assessed at the rate of 23 cents per $100 of domestic deposits.

On January 31, 1995, the FDIC issued a proposal to reduce deposit insurance rate assessments for banks and savings associations that pay assessments to the BIF. The proposal, which is not likely to be effective prior to the semiannual period commencing on July 1, 1995, would create a wider overall range of premiums payable to the BIF by establishing four possible premium rates below the current 23 cents minimum. The lowest possible premium would be reduced to 4 cents per $100 of domestic deposits. The maximum rate payable would continue to be 31 cents. No change in deposit insurance rates paid by savings associations to the SAIF has been proposed. The effect of any such modifications in rates payable for deposit insurance cannot be accurately predicted at this time.

Interstate Banking and Other Recent Legislation.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies will be permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing on June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions.

In addition to the matters discussed above, there have been proposed a number of legislative and regulatory proposals designed to strengthen the Federal deposit insurance system and to improve the overall financial stability of the U.S. banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank
holding companies may offer.   It is impossible to predict whether or in what
form these proposals may be adopted in the future, and, if adopted, what their effect will be on the Corporation.

ITEM 2. PROPERTIES

The headquarters of KeyCorp and of Society National Bank are located in Society Center at 127 Public Square, Cleveland, Ohio 44114-1306. KeyCorp currently leases approximately 663,000 square feet of the complex, encompassing the first twenty-one floors, the 28th floor and the 54th through 56th floors of the 57-story Society Tower. At December 31, 1994, the banking subsidiaries of KeyCorp owned 773 of their branch banking offices and leased 499 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-year leases from inception. Additional information pertaining to KeyCorp's properties is presented in Note 7, Premises and Equipment on page 61 of the KeyCorp 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, KeyCorp and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Management, based upon advice of the Corporation's counsel, does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on KeyCorp's consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Report, no matter was submitted to a vote of security holders of KeyCorp.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Dividend restrictions discussion starting on page 4 and the following disclosures included in the KeyCorp 1994 Annual Report to Shareholders are incorporated herein by reference:

                                                                            Page
                                                                            -----
     Discussion of Common Shares and shareholder information
                presented in the Capital and Dividends section               43
     Discussion of dividend restrictions presented in Note 15,
                Commitments, Contingent Liabilities, and Other Disclosures   69
     Presentation of quarterly dividends per Common Share                    45

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 20 of the KeyCorp 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis" presented on pages 17 through 46 of the KeyCorp 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 45 and on pages 50 through 75, respectively, of the KeyCorp 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS OF KEYCORP" contained in KeyCorp's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 18, 1995, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 5, 1995.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES", "COMPENSATION OF EXECUTIVE OFFICERS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" contained in KeyCorp's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 18, 1995, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION AND EXECUTIVE EQUITY COMPENSATION COMMITTEE JOINT REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 18, 1995, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its proxy statement on or about April 5, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP" contained in KeyCorp's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 18, 1995, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 5, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the sections captioned "ELECTION OF DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" contained in KeyCorp's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held May 18, 1995, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 5, 1995.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(A) (1)  FINANCIAL STATEMENTS

The following financial statements of KeyCorp and Subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the KeyCorp 1994 Annual Report to Shareholders:

                                                                                PAGE
      Consolidated Financial Statements:
          Report of Ernst & Young LLP/ Independent Auditors                     49
          Consolidated Balance Sheets at December 31, 1994 and 1993             50
          Consolidated Statements of Income for the Years Ended
               December 31, 1994, 1993 and 1992                                 51
          Consolidated Statements of Changes in Shareholders' Equity for the
               Years Ended December 31, 1994, 1993 and 1992                     52
          Consolidated Statements of Cash Flow for the Years Ended
               December 31, 1994, 1993 and 1992                                 53
          Notes to Consolidated Financial Statements                            54


 (A) (2)  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for KeyCorp and Subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

   (A) (3)  EXHIBITS*
            3.1 Amended and Restated Articles of Incorporation of KeyCorp. Filed as Exhibit 7 to Form 8-A/A filed on February 25, 1994, and incorporated herein by reference.

            3.2 Regulations of KeyCorp. Filed as Exhibit 6 to Form 8-A/A filed on February 25, 1994, and incorporated herein by reference.

            4.1 Rights Agreement, dated as of August 25, 1989, between Society Corporation and First Chicago Trust Company of New York, as Rights Agent. Filed as Exhibit 1 to Form 8-A filed on August 29, 1989, and incorporated herein by reference.

            4.2 First Amendment to Rights Agreement, dated as of February 21, 1991, between Society Corporation and First Chicago Trust Company of New York, as Rights Agent. Filed as
                    Exhibit 1 to Form 8-A, filed on February 28, 1991, amending Registration Statement on Form 8-A filed
                    August 29, 1989, and incorporated herein by reference.

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

            10.1    KeyCorp Short Term Incentive Compensation Plan.

            10.2    KeyCorp Long Term Cash Incentive Compensation Plan.

            10.3 Society Corporation Long-Term Incentive Compensation Plan (November 30, 1993 Restatement). Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.4 Society Corporation Supplemental Retirement Plan (January 1, 1993 Amendment and Restatement). Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.5 Society Corporation Excess Benefit Retirement Plan (April 26, 1990 Amendment and Restatement). Filed as Exhibit
                    10.4 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

            10.6    Society Corporation Supplemental Stock Purchase and
                    Savings Plan (December 30, 1992 Amendment and Restatement). Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.7 Compensation Continuance Agreement executed between Society Corporation and certain executive officers of Society Corporation as of December 5, 1990. Filed as
                    Exhibit 10.5 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

            10.8 Compensation Continuance Agreement executed between Society Corporation and certain executive officers of Society Corporation as of March 31, 1992. Filed as
                    Exhibit 10.5 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.9 Compensation Continuation Agreements executed between Society Corporation and certain executive officers of Society Corporation as of June 24, 1993. Filed as Exhibit
                    10.8 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.10 Amended and Restated Employment Agreement between KeyCorp and Victor J. Riley, Jr., dated February 15, 1995.

            10.11 Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie, dated December 20, 1993. Filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.12 Employment Agreement between KeyCorp and Roger Noall, dated February 4, 1994. Filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.13 Agreement dated August 16, 1990, between Society Corporation and George H. Cress. Filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

            10.14 Employment Agreement between KeyCorp and Gary Allen, dated July 1, 1993.

            10.15 KeyCorp Director Deferred Compensation Plan (January 1, 1995 Restatement).

            10.16 Society Corporation Compensation Arrangement Relating to Financial Planning and Tax Services. Filed as Exhibit
                    10.12 to Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

            10.17   KeyCorp Universal Life Insurance Plan.  Filed as Exhibit
                    10.15 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.18   KeyCorp Supplemental Long Term Disability Plan.  Filed as
                    Exhibit 10.16 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.19 1985 St. Joseph Bancorporation, Inc. Master Stock Compensation Plan. Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

            10.20   Trustcorp, Inc. Excess Retirement Plan.  Filed as Exhibit
                    10.27 to Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

            10.21 Society Corporation 1984 Stock Option Plan, as amended. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

            10.22 Society Corporation 1988 Stock Option Plan, as amended. Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.23   1987 Stock Option Plan of Trustcorp, Inc.  Filed as
                    Exhibit 10.24 to Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

            10.24 1981 Incentive Stock Option Plan of Toledo Trustcorp, Inc. Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

            10.25 KeyCorp Amended and Restated 1991 Equity Compensation Plan. Filed as part of KeyCorp's Proxy Statement for its 1994 Annual Meeting of Shareholders, File No.1-11302, and incorporated herein by reference.

            10.26 Restatement of the Ameritrust Long-Term Incentive Plan as the Ameritrust Stock Option Plan. Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

            10.27 Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988. Filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

            10.28   Ameritrust Corporation Excess Benefit Plan.  Filed as
                    Exhibit 10.29 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

            10.29 Ameritrust Corporation Deferred Compensation Plan. Filed as Exhibit 10.30 to Form 10-K for the year ended
                    December 31, 1991, and incorporated herein by reference.

          **10.30 Old KeyCorp Supplemental Disability Benefit Plan (Specimen Document).

            10.31 Form of Severance Agreement for old KeyCorp executives. Filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.32 Form of Employment Agreement for old KeyCorp executives. Filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.33 Form of Amendment to Employment Agreement and Severance Agreement for Old KeyCorp executives. Filed as
                    Exhibit 10.37 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.34 Form of Amendment to Change of Control Agreement for Society executives, dated December 20, 1993. Filed as
                    Exhibit 99(i) to Registration Statement on Form S-4 filed December 28, 1993 (Registration No. 33-51717), and incorporated herein by reference.

            10.35 Form of Change of Control Agreement for old KeyCorp executives and Society executives, dated December 20, 1993. Filed as Exhibit 99(j) to Registration Statement on Form S-4 filed December 28, 1993 (Registration
                    No. 33-51717), and incorporated herein by reference.

            10.36 Form of Change of Control Agreement for old KeyCorp executives, dated February 25, 1994.

            10.37 KeyCorp Directors' Stock Option Plan (November 17, 1994 Restatement).

            10.38   KeyCorp 1988 Stock Option Plan, as amended. Filed as
                    Exhibit 10.42 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

          **10.39 KeyCorp Deferred Compensation Plan for Directors, effective June 1, 1990.

          **10.40 KeyCorp Executive Deferred Compensation Plan, effective June 1, 1990.

          **10.41   KeyCorp Survivor Benefit Plan, effective September 1,
                    1990.

          **10.42 KeyCorp Directors' Survivor Benefit Plan, effective September 1, 1990.

          **10.43 KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990 and restated August 16, 1990.

          **10.44 KeyCorp Umbrella Trust for Executives, between KeyCorp and National Bank of Detroit dated July 1, 1990.

          **10.45 KeyCorp Umbrella Trust for Directors, between KeyCorp and National Bank of Detroit dated July 1, 1990.

          **10.46   Employment Agreement between old KeyCorp and William
                    H. Dougherty dated August 15, 1991.

     11   Statement re:  Computation of Per Share Earnings.

     12   Statement re:  Computation of Ratios

     13   KeyCorp 1994 Annual Report to Shareholders.

     21   Subsidiaries of the Registrant.

     23   Consent of Ernst & Young, Independent Auditors.

     24   Powers of Attorney.

     27   Financial Data Schedule.

The Corporation hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.47 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the Securities and Exchange Commission. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing Mr. Jay S. Gould, Investor Relations, at 127 Public Square (Mailcode OH-01-27-0406), Cleveland, OH 44114-1306.

** These Exhibits are incorporated by reference from old KeyCorp's Current Report on Form 8-K dated March 9, 1992.

    (B) REPORTS ON FORM 8-K

         October 17, 1994 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on October 17, 1994, announcing its earnings results for the three- and nine-month periods ended September 30, 1994.

         December 15, 1994 - Item 5. Other Events. Reporting that the Registrant issued a press release announcing plans to reduce its exposure to higher interest rates through a combination of strategies that may result in pretax losses of up to $100 million, and that 1994 earnings per Common Share would be in the range of $3.45 and $3.50.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                                                KEYCORP

                                                /s/ Carter B. Chase

                                                Carter B. Chase
                                                Executive Vice President,
                                                General Counsel and Secretary
                                                March 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                             Title                         Signature                    Title
- ---------                             -----                         ---------                    -----
*Victory J. Riley, Jr.          Chairman of the Board,          *John C. Dimmer                 Director
                                Chief Executive Officer,
                                and Director (Principal          Lucie J. Fjeldstad             Director
                                Executive Officer)
                                                                *Stephen R. Hardis              Director
*Robert W. Gillsepie            President, Chief
                                Operating Officer, and          *Henry S. Hemingway             Director
                                Director (Principal
                                Operating Officer)              *Charles R. Hogan               Director

*James W. Wert                  Senior Executive Vice           *Lawrence A. Leser              Director
                                President and Chief
                                Financial Officer               *Steven A. Minter               Director
                                (Principal Financial
                                Officer)                        *M. Thomas Moore                Director

*Lee Irving                     Executive Vice                  *John C. Morley                 Director
                                President, Treasurer
                                and Chief Accounting            *Richard W. Pogue               Director
                                Officer (Principal
                                Accounting Officer)             *Robert A. Schumacher           Director

*H. Douglas Barclay             Director                        *Ronald B. Stafford             Director

*William G. Bares               Director                        *Dennis W. Sullivan             Director

*Albert C. Bersticker           Director                        *Peter G. Ten Eyck, II          Director

*Thomas A. Commes               Director                        *Nancy B. Veeder                Director

*Kenneth M. Curtis              Director

                                                                *By Carter B. Chase, attorney-in-fact
                                                                March 27, 1995

                                      15