Form 10-Q
period 1995-03-31
KEYCORP /NEW/
filed 1995-05-15
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1995

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From               To
                                         -------------    ------------

                          Commission File Number 0-850


                                     KeyCorp
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          34-6542451
- -------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   127 Public Square, Cleveland, Ohio                     44114-1306
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (216) 689-6300
                                                           -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Shares, $1 par value                           237,587,663 Shares
- ---------------------------                    -------------------------------
    (Title of class)                           (Outstanding at April 28, 1995)



                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements                                                             Page No.
                                                                                              --------
             Consolidated Balance Sheets --
                March 31, 1995, December 31, 1994, and March 31, 1994                             3

             Consolidated Statements of Income --
                Three months ended March 31, 1995 and 1994                                        4

             Consolidated Statements of Changes in Shareholders' Equity --
                Three months ended March 31, 1995 and 1994                                        5

             Consolidated Statements of Cash Flow --
                Three months ended March 31, 1995 and 1994                                        6

             Notes to Consolidated Financial Statements                                           7

             Independent Accountants' Review Report                                              17

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                           18


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                                   39

Item 6.      Exhibits and Reports on Form 8-K                                                    39


             Signature                                                                           39

PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                              March 31,      December 31,          March 31,
(dollars in thousands, except per share amounts)                                1995              1994               1994
- ----------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)                          (Unaudited)
Assets
    Cash and due from banks                                                $  3,303,230      $  3,511,368       $  2,830,739
    Short-term investments                                                    1,052,025           670,010             66,077
    Mortgage loans held for sale                                                164,608           355,198            901,599
    Securities available for sale                                             1,534,165         2,521,049          4,474,809
    Investment securities (fair value: $10,156,809, $9,757,032
       and $9,060,585, respectively)                                         10,395,437        10,275,638          9,091,151
    Loans                                                                    48,020,823        46,224,644         41,379,815
       Less: Allowance for loan losses                                          867,074           830,298            812,592
- ----------------------------------------------------------------------------------------------------------------------------
         Net loans                                                           47,153,749        45,394,346         40,567,223
    Premises and equipment                                                    1,016,421           987,231            910,937
    Other real estate owned, net of allowance                                    54,072            79,007            134,301
    Goodwill                                                                    597,951           418,462            381,440
    Other intangible assets                                                     196,743           180,425            161,545
    Other assets                                                              2,240,564         2,408,505          1,959,133
- ----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                       $67,708,965       $66,801,239        $61,478,954
============================================================================================================================

Liabilities
    Deposits in domestic offices:
       Noninterest-bearing                                                 $  8,300,310      $  9,135,760       $  8,213,644
       Interest-bearing                                                      37,792,786        36,003,352         36,181,995
    Deposits in foreign offices -- interest-bearing                           2,719,218         3,425,125          2,484,963
- ----------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                      48,812,314        48,564,237         46,880,602
    Federal funds purchased and securities sold
       under repurchase agreements                                            4,980,758         5,499,117          5,674,508
    Other short-term borrowings                                               3,927,338         3,277,611          1,560,153
    Other liabilities                                                         1,445,882         1,200,052          1,090,825
    Long-term debt                                                            3,725,174         3,569,794          1,744,545
- ----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                   62,891,466        62,110,811         56,950,633
Shareholders' equity
    Preferred stock, $1 par value; authorized 25,000,000 shares,
       none issued                                                                  ---               ---               ---
    10% Cumulative Preferred Stock Class A, $125 stated value;
       authorized 1,400,000 shares, issued 1,280,000 shares                     160,000           160,000            160,000
    Common Shares, $1 par value; authorized 900,000,000 shares;
       issued 245,944,390, 245,944,390 and 245,898,999 shares                   245,944           245,944            245,899
    Capital surplus                                                           1,457,698         1,454,177          1,466,502
    Retained earnings                                                         3,279,835         3,161,293          2,761,040
    Loans to ESOP trustee                                                      (63,909)          (63,909)           (63,909)
    Net unrealized losses, net of taxes, on securities                         (44,436)         (115,280)           (22,588)
    Treasury stock at cost (7,756,787, 5,582,273 and 1,135,833 shares)        (217,633)         (151,797)           (18,623)
- ----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                          4,817,499         4,690,428          4,528,321
- ----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                        $67,708,965       $66,801,239        $61,478,954
============================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                            Three months ended March 31,
                                                                                            ----------------------------
(dollars in thousands, except per share amounts)                                               1995              1994
- ------------------------------------------------------------------------------------------------------------------------
Interest income
    Loans                                                                                   $1,029,026        $  826,281
    Mortgage loans held for sale                                                                 4,467            18,424
    Taxable investment securities                                                              144,718           100,554
    Tax-exempt investment securities                                                            21,688            23,349
    Securities available for sale                                                               26,343            74,994
    Short-term investments                                                                      19,135             1,388
- ------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                                 1,245,377         1,044,990

Interest expense
    Deposits                                                                                   413,274           296,121
    Federal funds purchased and securities
       sold under repurchase agreements                                                         76,509            38,967
    Other short-term borrowings                                                                 49,749            14,190
    Long-term debt                                                                              62,066            27,600
- ------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                                  601,598           376,878
- ------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                            643,779           668,112
    Provision for loan losses                                                                   18,446            36,792
- ------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                                     625,333           631,320

Noninterest income
    Service charges on deposit accounts                                                         65,668            62,317
    Trust and asset management income                                                           52,750            57,037
    Mortgage banking income                                                                     17,735            24,795
    Credit card fees                                                                            16,682            16,668
    Insurance and brokerage income                                                              12,667            16,007
    Special asset management fees                                                                2,685             2,156
    Net securities gains (losses)                                                             (44,855)             6,428
    Other income                                                                                47,703            41,148
- ------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                                                171,035           226,556

Noninterest expense
    Personnel                                                                                  279,882           270,536
    Net occupancy                                                                               54,219            55,494
    Equipment                                                                                   39,885            39,868
    FDIC insurance assessments                                                                  25,476            23,999
    Professional fees                                                                           12,578            12,504
    OREO expense, net                                                                            2,212             1,332
    Other expense                                                                              146,595           139,094
- ------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                                               560,847           542,827
- ------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                                              235,521           315,049
    Income taxes                                                                                61,610           106,412
- ------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                               173,911           208,637
    Extraordinary net gain from the sales of
       subsidiaries, net of income taxes of $25,351                                             35,790             ---
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $  209,701        $  208,637
========================================================================================================================
Net income applicable to Common Shares                                                      $  205,701        $  204,637
Per Common Share:
    Income before extraordinary item                                                               .71               .85
    Net income                                                                                     .86               .85
Weighted average Common Shares outstanding                                                 239,999,198       241,925,802
========================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                                              Loans to
                                                              Preferred    Common     Capital     Retained      ESOP
(dollars in thousands, except per share amounts)                Stock      Shares     Surplus     Earnings    Trustee
- -----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                                  $160,000   $242,828   $1,433,861   $2,641,450   $(63,909)
     Adjustment related to accounting
        for contributions                                                                            (8,022)
     Adjustment of securities available for sale
        to fair value at January 1, net of
        deferred income taxes of $26,621
     Adjustments relating to poolings
        of interests - 12,990 shares                                          (11)        (375)
     Net income                                                                                     208,637
     Cash dividends:
        Common Shares ($.32 per share)                                                              (37,575)
        Declared by pooled company prior to merger:
           Common Stock                                                                             (39,793)
           Preferred Stock                                                                           (4,000)
     Issuance of Common Shares:
        Acquisitions - 2,900,389 shares                                     2,900       29,503
        Dividend reinvestment, stock option
           and purchase plans - 326,206 net shares                            182        3,513
     Change in net unrealized gains (losses) on
        securities, net of deferred income tax
        benefit of $(39,124)
     Tax benefits attributable to ESOP dividends                                                        343
- -----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                                     $160,000   $245,899   $1,466,502   $2,761,040   $(63,909)
=======================================================================================================================
Balance at December 31, 1994                                  $160,000   $245,944   $1,454,177   $3,161,293   $(63,909)
     Net income                                                                                     209,701
     Cash dividends:
        Common Shares ($.36 per share)                                                              (87,469)
        Cumulative Preferred Stock ($3.125 per share)                                                (4,000)
     Issuance of Common Shares:
        Acquisitions - 4,043,559 shares                                                  6,227
        Dividend reinvestment, stock option, and
           purchase plans - 255,827 net shares                                          (2,458)
        Employee stock purchase plan                                                      (248)
     Repurchase of Common Shares - 6,473,900 shares
     Change in net unrealized gains (losses) on
        securities, net of deferred income taxes of $41,430
     Tax benefits attributable to ESOP dividends                                                        310
- -----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                                     $160,000   $245,944   $1,457,698   $3,279,835   $(63,909)
=======================================================================================================================





































                                                                    Net
                                                                Unrealized
                                                                Securities      Common
                                                                  Gains        Shares in
(dollars in thousands, except per share amounts)                 (Losses)      Treasury
- ------------------------------------------------------------------------------------------
Balance at December 31, 1993                                                   $ (20,663)
     Adjustment related to accounting
        for contributions
     Adjustment of securities available for sale
        to fair value at January 1, net of
        deferred income taxes of $26,621                        $  46,153
     Adjustments relating to poolings
        of interests - 12,990 shares
     Net income
     Cash dividends:
        Common Shares ($.32 per share)
        Declared by pooled company prior to merger:
           Common Stock
           Preferred Stock
     Issuance of Common Shares:
        Acquisitions - 2,900,389 shares
        Dividend reinvestment, stock option
           and purchase plans - 326,206 net shares                                  2,040
     Change in net unrealized gains (losses) on
        securities, net of deferred income tax
        benefit of $(39,124)                                      (68,741)
     Tax benefits attributable to ESOP dividends
- -----------------------------------------------------------------------------------------
Balance at March 31, 1994                                       $ (22,588)     $ (18,623)
=========================================================================================
Balance at December 31, 1994                                    $(115,280)     $(151,797)
     Net income
     Cash dividends:
        Common Shares ($.36 per share)
        Cumulative Preferred Stock ($3.125 per share)
     Issuance of Common Shares:
        Acquisitions - 4,043,559 shares                                          110,025
        Dividend reinvestment, stock option, and
           purchase plans - 255,827 net shares                                     6,999
        Employee stock purchase plan
     Repurchase of Common Shares - 6,473,900 shares                             (182,860)
     Change in net unrealized gains (losses) on
        securities, net of deferred income taxes of $41,430        70,844
     Tax benefits attributable to ESOP dividends
- ----------------------------------------------------------------------------------------
Balance at March 31, 1995                                       $ (44,436)     $(217,633)
========================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                                  Three months ended March 31,
                                                                                                -------------------------------
(in thousands)                                                                                       1995                1994
- -------------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                                  $   209,701         $   208,637
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                    18,446              36,792
        Depreciation expense                                                                         33,430              28,991
        Amortization of intangibles                                                                  16,455              12,536
        Net gain from sales of subsidiaries                                                         (61,141)              ---
        Deferred income taxes                                                                        (8,845)             13,388
        Net securities (gains) losses                                                                44,855              (6,428)
        Losses (gains) from the sales of other real estate owned                                        110                (868)
        Net decrease in mortgage loans held for sale                                                190,590             423,739
        Other operating activities, net                                                             179,123            (114,060)
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           622,724             602,727
Investing Activities
    Net increase in loans                                                                          (363,738)         (1,090,688)
    Purchases of investment securities                                                             (476,886)         (2,708,771)
    Proceeds from sales of investment securities                                                      3,818              ---
    Proceeds from prepayments and maturities of investment securities                               452,670             803,434
    Purchases of securities available for sale                                                      (65,996)           (156,606)
    Proceeds from sales of securities available for sale                                          1,283,808           1,133,866
    Proceeds from prepayments and maturities of securities available for sale                        55,391             148,975
    Net (increase) decrease in short-term investments                                              (213,615)             41,142
    Purchases of premises and equipment                                                             (56,035)            (21,667)
    Proceeds from sales of premises and equipment                                                     2,371               2,021
    Proceeds from sales of other real estate owned                                                   12,804              17,997
    Proceeds from sales of subsidiaries                                                             350,633              ---
    Net cash (used in) provided by acquisitions                                                    (198,049)             30,690
- -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                 787,176          (1,799,607)
Financing Activities
    Net (decrease) increase in deposits                                                          (1,470,443)             40,407
    Net increase in short-term borrowings                                                            37,375           1,337,546
    Net proceeds from issuance of long-term debt                                                    151,658              50,900
    Payments on long-term debt                                                                      (66,909)            (71,926)
    Purchase of treasury shares                                                                    (182,860)              ---
    Proceeds from issuance of common stock pursuant to employee
        stock purchase, stock option and dividend reinvestment plans                                  4,293               6,042
    Cash dividends                                                                                  (91,469)           (113,311)
    Other financing activities, net                                                                     317                 523
- -------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                              (1,618,038)          1,250,181
- -------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                                 (208,138)             53,301
Cash and due from banks at beginning of period                                                    3,511,368           2,777,438
- -------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                         $3,303,230          $2,830,739
===============================================================================================================================
Additional disclosures relative to cash flow:
Interest paid                                                                                      $568,956            $387,052
Income taxes received                                                                                41,157              10,525
Net amounts paid (received) on portfolio swaps                                                       50,331              (5,089)

Noncash items:
Net transfer of loans (from) to other real estate owned                                             (11,584)             16,827
===============================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries (the "Corporation"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Corporation's 1994 Annual Report to Shareholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

During the first quarter of 1995 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 116, "Accounting for Contributions Received and Contributions Paid." This new accounting standard requires, among other things, that unconditional multi-year commitments to make charitable contributions be recognized as expense in the year the commitment is made, as opposed to the period in which the payment takes place. SFAS No. 116 was adopted by restating all periods presented with the cumulative effect of $8.0 million recorded as an adjustment to January 1, 1993, retained earnings. The effect of adopting SFAS No. 116 on subsequent periods was not material, and therefore, the results of operations for those periods were not restated. In addition, certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"), which is effective for fiscal years beginning after December 15, 1995. The Standard requires that impairment of long-lived assets, certain indentifiable intangibles, and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Standard does not apply to core deposit or credit card intangibles. Under the Standard, a loss is to be recognized to the extent that the fair value of an impaired asset is less than the asset's carrying amount. The Standard also provides for disclosures about impairment losses and long-lived assets to be disposed of. The Corporation expects to adopt the Standard as of January 1, 1996, and does not expect it to have a material effect on the Corporation's financial condition or results of operations.

2. MERGERS, ACQUISITIONS AND DIVESTITURES

Completed Transactions

KeyCorp-Society Merger

On March 1, 1994, the former KeyCorp, a New York corporation ("old KeyCorp"), merged into and with Society Corporation, an Ohio corporation ('Society"), which was the surviving corporation and assumed the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp common stock (based on an exchange ratio of 1.205 shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, financial results for prior periods presented have been restated to include the combined financial results of both companies.

KeyCorp Mortgage Inc.

On March 31, 1995, KeyCorp sold the residential mortgage loan servicing operations of KeyCorp Mortgage Inc. ("KMI"), an indirect wholly owned subsidiary of KeyCorp. KMI serviced approximately $28 billion of residential mortgage loans. KeyCorp plans to continue to service commercial mortgages, to originate residential mortgage loans through its banking franchise and to sell the rights to service residential mortgage loans originated after the KMI sale through a newly formed subsidiary. A $72.3 million gain was realized on the sale ($41.6 million after tax, $.17 per Common Share) and recorded as an extraordinary item.

Transactions Pending as of March 31, 1995

Schaenen Wood & Associates, Inc.

On April 21, 1995, KeyCorp Asset Management Holdings, Inc., an indirect wholly owned subsidiary of KeyCorp, sold Schaenen Wood & Associates, Inc., a wholly owned asset management subsidiary. An $11.2 million loss was realized in connection with the sale ($5.8 million after tax, $.02 per Common Share) and recorded as an extraordinary item in the first quarter.

Spears, Benzak, Salomon & Farrell, Inc.

On April 5, 1995, KeyCorp Asset Management Holdings, Inc. acquired Spears, Benzak, Salomon & Farrell, Inc., a New York-based investment management firm ("Spears Benzak"). Spears Benzak had aggregate assets under management of approximately $3.2 billion as of March 31, 1995. A total of 1,910,000 KeyCorp Common Shares were issued in the transaction which was accounted for as a purchase.

AutoFinance Group, Inc.

On March 20, 1995, KeyCorp entered into a definitive agreement to acquire AutoFinance Group, Inc. ("AFG"), a Chicago-based consumer finance company, in a tax-free exchange of stock. Under the terms of the agreement, AFG shareholders will receive KeyCorp Common Shares equal to $16.50 per share, subject to a maximum of .6 and a minimum of .5 KeyCorp Common Shares, for each share of AFG. Based upon the market price of KeyCorp Common Shares on the date of execution of the definitive agreement, this would result in the issuance of approximately 11 million KeyCorp Common Shares with a value of approximately $325 million. In addition, immediately prior to the closing, AFG will complete a spin-off to its shareholders of 95.01% of its common stock interest in Patlex Corporation, a wholly owned subsidiary. Upon consummation of the acquisition, AFG will merge into Key Auto Inc., a wholly owned subsidiary of KeyCorp. The transaction, which is subject to approval by AFG's shareholders and certain regulatory approvals, is expected to close on or about September 30, 1995, and will be accounted for as a purchase. AFG had total assets of $118.7 million as of March 31, 1995.

Mergers and acquisitions completed by KeyCorp during 1994 and the three-month period ended March 31, 1995, along with the related accounting treatment, are as follows (dollars in millions):

                                                                                                       Common
Accounting Treatment                       Location            Date                 Assets         Shares Issued         Cash Paid
==================================================================================================================================
Poolings of Interests:
The Bank of Greeley (1)                    Colorado       December 1994          $       60            259,697              ---
Commercial Bancorporation
    of Colorado (1)                        Colorado          March 1994                 409          2,900,389              ---
KeyCorp/Society (2)                   New York/Ohio          March 1994        See Note (2)        124,351,183              ---

Purchases:
OMNIBANCORP                                Colorado       February 1995                 500          4,043,559              ---
Casco Northern Bank, National
    Association                               Maine       February 1995               1,000                ---             $205
BANKVERMONT Corporation                     Vermont        January 1995                 661                ---               90
First Citizens Bancorp
    of Indiana                              Indiana       December 1994                 347          1,960,119              ---
State Home Savings Bank                        Ohio      September 1994                 321                ---               44
===============================================================================================================================

- ---------------
(1) Financial statements for periods prior to the transaction were not restated to include the accounts and results of operations of the pooled company because the transaction was not material to KeyCorp.

(2) See preceding text for more information regarding this transaction.

3. SECURITIES AVAILABLE FOR SALE

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as trading account assets and reported at fair value, with realized and unrealized gains and losses included in noninterest income. Debt and equity securities not classified as either investment securities or trading account assets are classified as securities available for sale and reported at fair value, with the unrealized gains and losses, net of deferred income taxes, excluded from operating results and reported as a component of shareholders' equity.

During the third quarter of 1994, the Corporation transferred approximately $1.3 billion of mortgage-backed securities from the securities available for sale portfolio to the investment securities portfolio, This transfer was made in response to guidance issued by the FASB with regard to the classification of "nonhigh-risk" mortgage securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities were transferred at their fair value and the unrealized loss (approximately $57.8 million before taxes) is being amortized as a yield adjustment over their remaining lives.

At March 31, 1995, approximately $1.5 billion of securities were classified as available for sale and shareholders' equity was reduced by $44.4 million, representing the net unrealized loss on securities, net of deferred income tax benefit of $25.1 million.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in thousands):

                                                                                         March 31, 1995
                                                             ---------------------------------------------------------------------
                                                                                    Gross              Gross
                                                              Amortized          Unrealized         Unrealized             Fair
                                                                 Cost               Gains             Losses               Value
                                                             ----------          ----------         ----------          ----------
U.S. Treasury, agencies and corporations                     $  417,473              $1,526            $   614          $  418,385
States and political subdivisions                                29,195                 401              2,689              26,907
Mortgage-backed securities                                      902,057               3,489             23,182             882,364
Other securities                                                207,342                 119                952             206,509
                                                             ----------              ------            -------          ----------
    Total                                                    $1,556,067              $5,535            $27,437          $1,534,165
                                                             ==========              ======            =======          ==========

                                                                                       December 31, 1994
                                                             ---------------------------------------------------------------------
                                                                                    Gross              Gross
                                                              Amortized          Unrealized         Unrealized             Fair
                                                                 Cost               Gains             Losses               Value
                                                             ----------          ----------         ----------          ----------
U.S. Treasury, agencies and corporations                     $1,067,726              $1,117           $ 16,384          $1,052,459
States and political subdivisions                                28,871                 192              3,145              25,918
Mortgage-backed securities                                    1,334,132                 211            105,989           1,228,354
Other securities                                                223,299                  47              9,028             214,318
                                                             ----------              ------           --------          ----------
    Total                                                    $2,654,028              $1,567           $134,546          $2,521,049
                                                             ==========              ======           ========          ==========

                                                                                         March 31, 1994
                                                             ---------------------------------------------------------------------
                                                                                    Gross              Gross
                                                              Amortized          Unrealized         Unrealized             Fair
                                                                 Cost               Gains             Losses               Value
                                                             ----------          ----------         ----------          ----------
U.S. Treasury, agencies and corporations                     $1,430,129             $22,849            $ 5,542          $1,447,436
Mortgage-backed securities                                    2,787,809              22,986             76,053           2,734,742
Other securities                                                291,962                 780                111             292,631
                                                             ----------             -------            -------          ----------
    Total                                                    $4,509,900             $46,615            $81,706          $4,474,809
                                                             ==========             =======            =======          ==========

4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities were as follows (in thousands):

                                                                                         March 31, 1995
                                                             ---------------------------------------------------------------------
                                                                                      Gross              Gross
                                                              Amortized          Unrealized         Unrealized                Fair
                                                                   Cost               Gains             Losses               Value
                                                             ----------          ----------         ----------          ----------
U.S. Treasury, agencies and corporations                    $   826,190             $   714           $ 20,988         $   805,916
States and political subdivisions                             1,485,436              44,358              3,539           1,526,255
Mortgage-backed securities                                    7,676,808              21,335            256,615           7,441,528
Other securities                                                407,003               2,409             26,302             383,110
                                                             ----------              ------            -------          ----------
    Total                                                   $10,395,437             $68,816           $307,444         $10,156,809
                                                            ===========             =======           ========         ===========

                                                                                       December 31, 1994
                                                             ---------------------------------------------------------------------
                                                                                      Gross              Gross
                                                              Amortized          Unrealized         Unrealized                Fair
                                                                   Cost               Gains             Losses               Value
                                                             ----------          ----------         ----------          ----------
U.S. Treasury, agencies and corporations                    $   532,619             $   280           $ 33,619          $  499,280
States and political subdivisions                             1,508,534              33,329              6,982           1,534,881
Mortgage-backed securities                                    7,834,169              10,023            481,426           7,362,766
Other securities                                                400,316                 875             41,086             360,105
                                                             ----------              ------            -------          ----------
    Total                                                   $10,275,638             $44,507           $563,113          $9,757,032
                                                            ===========             =======           ========          ==========

                                                                                         March 31, 1994
                                                             ---------------------------------------------------------------------
                                                                                      Gross              Gross
                                                              Amortized          Unrealized         Unrealized                Fair
                                                                   Cost               Gains             Losses               Value
                                                             ----------          ----------         ----------          ----------
U.S. Treasury, agencies and corporations                     $  578,833            $  8,012           $ 13,450          $  573,395
States and political subdivisions                             1,605,613              61,399              2,661           1,664,351
Mortgage-backed securities                                    6,472,865              30,227            123,198           6,379,894
Other securities                                                433,840               9,343                238             442,945
                                                             ----------              ------            -------          ----------
    Total                                                    $9,091,151            $108,981           $139,547          $9,060,585
                                                             ==========            ========           ========          ==========


5. LOANS

Loans are summarized as follows (in thousands):

                                                                                  March 31,       December 31,           March 31,
                                                                                       1995               1994                1994
                                                                                -----------        -----------        ------------
Commercial, financial and agricultural                                          $10,973,491        $10,190,582        $  9,575,237
Real estate - construction                                                        1,338,849          1,287,195           1,164,134
Real estate - commercial mortgage                                                 7,292,295          6,774,860           6,320,673
Real estate - residential mortgage                                               14,082,040         13,567,077          11,532,894
Consumer                                                                          9,821,503         10,183,798           9,400,693
Student loans held for sale                                                       2,126,317          1,816,524           1,538,427
Lease financing                                                                   2,314,060          2,307,212           1,763,850
Foreign                                                                              72,268             97,396              83,907
                                                                                -----------        -----------         -----------
    Total                                                                       $48,020,823        $46,224,644         $41,379,815
                                                                                ===========        ===========         ===========

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                     Three months ended March 31,
                                     ----------------------------
                                         1995                1994
                                     --------            --------
Balance at beginning of period       $830,298            $802,712
Charge-offs                           (42,966)            (55,453)
Recoveries                             25,710              24,138
                                     --------            --------
    Net charge-offs                   (17,256)            (31,315)
Provision for loan losses              18,446              36,792
Allowance of acquired companies        35,061               4,403
Transfer from OREO allowance              525              ---
                                     --------            --------
    Balance at end of period         $867,074            $812,592
                                     ========            ========

6. NONPERFORMING ASSETS

Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 prescribes the methodology under which certain loans are to be measured for impairment. Generally, a loan is considered impaired when management believes it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 by eliminating certain income recognition provisions and by expanding the disclosure requirements. Adoption of these standards did not have a material effect on the Corporation's financial condition or results of operations.

The Corporation measures impairment on all large balance nonaccrual loans (typically commercial and commercial real estate loans). In most instances, impairment is measured based on the fair value of the underlying collateral. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans are collectively evaluated for impairment.

Cash payments received on nonaccrual loans (including impaired loans) are generally applied to principal. However, based on management's assessment of the ultimate collectibility of the loan, interest income may be recognized on a cash basis. Interest income recognized in the first quarter of 1995 on impaired loans was not significant.

In accordance with SFAS No. 114, loans are to be classified in other real estate owned ("OREO") only when the creditor has actually taken possession of the collateral. Accordingly, $19.9 million of loans previously classified as in-substance foreclosures, but for which the Corporation had not taken possession of the collateral, have been reclassified to loans. Similarly, any allowance for OREO losses related to these assets has been reclassified to the allowance for loan losses.

At March 31, 1995, the recorded investment in impaired loans was $206.7 million. Included in this amount is $57.6 million of impaired loans for which the specifically allocated allowance for loan losses is $17.3 million, and $149.1 million of impaired loans that have been written-down to estimated fair value and, therefore, do not have a specifically allocated allowance for loan losses. The average recorded investment in impaired loans for the first quarter of 1995 was $189.9 million.

Nonperforming assets were as follows (in thousands):

                                                                                  March 31,       December 31,           March 31,
                                                                                       1995               1994                1994
                                                                                  ---------       ------------           ---------
Impaired loans                                                                     $206,738              ---                 ---
Other nonaccrual loans                                                               96,043           $254,499            $315,438
Restructured loans                                                                      894              1,550               1,320
                                                                                   --------           --------            --------
    Total nonperforming loans                                                       303,675            256,049             316,758
Other real estate owned                                                              69,045            100,265             167,501
Allowance for OREO losses                                                           (14,973)           (21,258)            (33,200)
                                                                                   --------           --------            --------
    Other real estate owned, net of allowance                                        54,072             79,007             134,301
Other nonperforming assets                                                            4,761              4,777              12,972
                                                                                   --------           --------            --------
    Total nonperforming assets                                                     $362,508           $339,833            $464,031
                                                                                   ========           ========            ========


7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where appropriate, were as follows (dollars in thousands):

                                                                                  March 31,       December 31,           March 31,
                                                                                       1995               1994                1994
                                                                                  ---------       ------------           ---------
Medium-Term Notes due through 2003                                               $  985,200         $  870,200          $  505,200
   8.125  %  Subordinated Notes due 2002                                            198,210            198,148             197,963
   8.00   %  Subordinated Notes due 2004                                            125,000            125,000             125,000
   8.40   %  Subordinated Capital Notes due 1999                                     75,000             75,000              75,000
   8.875  %  Notes due 1996                                                          74,859             74,829              74,786
  11.125  %  Notes due 1995                                                          49,995             49,992              49,982
   8.404  %  Notes due 1997 through 2001                                             48,864             48,864              48,864
   8.255  %  Notes due 1996                                                          22,794             22,794              22,794
All other long-term debt                                                                372                374               2,030
                                                                                 ----------         ----------          ----------
      Total parent company                                                        1,580,294          1,465,201           1,101,619

Medium-Term Bank Notes due through 1997                                           1,398,487          1,398,245                --
   7.85   %  Subordinated Notes due 2002                                            199,848            199,843             199,828
   6.75   %  Subordinated Notes due 2003                                            198,917            198,886             198,855
Federal Home Loan Bank Advances                                                     285,697            252,328             187,228
  10.00   %  Note due 1995                                                           36,735             36,735              36,735
Industrial revenue bonds                                                             10,144             10,144              10,904
All other long-term debt                                                             15,052              8,412               9,376
                                                                                 ----------         ----------          ----------
      Total subsidiaries                                                          2,144,880          2,104,593             642,926
                                                                                 ----------         ----------          ----------
          Total                                                                  $3,725,174         $3,569,794          $1,744,545
                                                                                 ==========         ==========          ==========

8. INCOME TAXES

The effective tax rate (provision for income taxes as a percentage of income before income taxes and extraordinary item) for the 1995 first quarter was 26.2% compared to 33.8% for the first quarter of 1994. The decrease in the effective tax rate was attributable to the recognition during the first quarter of 1995 of one-time tax benefits of $16.0 million related to acquisitions made in years prior to 1992.

9. EXTRAORDINARY ITEM

During the first quarter of 1995, the Corporation recorded an extraordinary net gain of $61.1 million ($35.8 million after tax, $.15 per Common Share), representing a gain of $72.3 million ($41.6 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing operations of KeyCorp Mortgage Inc., an indirect wholly owned subsidiary of KeyCorp, and a loss of $11.2 million ($5.8 million after tax, $.02 per Common Share) recorded in anticipation of the April 21, 1995, sale of Schaenen Wood & Associates, Inc., an indirect wholly owned asset management subsidiary of KeyCorp. These transactions are described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to effectively manage their exposure to market risk. Market risk is the possibility that the Corporation's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. Credit risk is the possibility that the Corporation will incur a loss due to a counterparty's failure to perform its contractual obligations. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed below.

Financial Instruments Held or Issued for Lending Related Purposes
These instruments involve, to varying degrees, credit risk in excess of amounts recognized in the Corporation's consolidated balance sheet. The Corporation mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral.

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein the Corporation's maximum possible accounting loss equals the contractual amount of the instruments (in thousands):

                                                                                  March 31,       December 31,           March 31,
Loan commitments:                                                                      1995               1994                1994
                                                                                 ----------       ------------          ----------
    Credit card lines                                                           $ 5,648,744        $ 5,482,566         $ 4,659,110
    Home equity                                                                   3,373,326          3,243,618           2,803,181
    Commercial real estate and construction                                       1,302,882          1,503,707           1,238,391
    Other                                                                         7,308,607          7,356,564           8,435,058
                                                                                -----------        -----------         -----------
        Total loan commitments                                                   17,633,559         17,586,455          17,135,740

Other commitments:
    Standby letters of credit                                                     1,065,327          1,003,275           1,153,596
    Commercial letters of credit                                                    214,869            205,434             331,759
    Loans sold with recourse                                                         41,016            231,048             143,914
                                                                                -----------        -----------         -----------
        Total loan and other commitments                                        $18,954,771        $19,026,212         $18,765,009
                                                                                ===========        ===========         ===========

The banks' commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by the Corporation. The credit-worthiness of each customer is evaluated on a case-by-case basis. The estimated fair values of these commitments and the standby letters of credit discussed below are not material. The Corporation does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit worthiness of the banks' customers by assuring the customers' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

Financial Instruments Held or Issued for Asset and Liability Management
Purposes

The Corporation manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of its assets and liabilities. Primary among the financial instruments used by both the parent company and its affiliate banks are interest rate swap agreements used to manage market risk. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. The amount at risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Although the Corporation is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of March 31, 1995, all counterparties were expected to meet their obligations. In addition, the Corporation deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. At March 31, 1995, the Corporation had credit exposure of an aggregate $11.6 million to six counterparties, with the largest credit exposure to an individual counterparty amounting to $6.7 million.

Under conventional interest rate swap agreements, payments based on fixed or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until the contractual maturity of the agreement. At March 31, 1995, the Corporation was party to $1.9 billion and $2.3 billion of indexed amortizing swaps that used a LIBOR (London Interbank Offering Rates) index and a CMT (Constant Maturity Treasuries) index, respectively, for the payment review date measurement. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. Under basis swap contracts, interest payments based on different floating indices are exchanged. Forward-starting swaps are interest rate swaps with contractual terms that commence at a specified future date.

The following table summarizes the notional amount and the fair value of portfolio interest rate swaps by type (in millions):

                                           March 31, 1995                December 31, 1994               March 31, 1994
                                       ----------------------         -----------------------       -----------------------
                                       Notional          Fair         Notional           Fair       Notional           Fair
                                         Amount         Value           Amount          Value         Amount          Value
                                       --------      --------         --------       --------       --------       --------
Receive fixed/pay variable -
     indexed amortizing                $4,474.4       $(144.2)         $5,786.6       $(341.7)       $5,550.0       $ (60.0)
Receive fixed/pay variable -
     conventional                       2,585.2        (102.7)          3,010.2        (199.6)        2,658.0         (72.1)
Pay fixed/receive variable -
     conventional                       2,486.5         (14.6)          1,456.5          11.5           756.0           3.6
Basis swaps                               200.0            .1             200.0            .1           ---            ---
Forward-starting                            ---          ---              ---            ---             50.0          ---
                                       --------       -------         ---------       -------        --------       -------
     Total portfolio swaps             $9,746.1       $(261.4)        $10,453.3       $(529.7)       $9,014.0       $(128.5)
                                       ========       =======         =========       =======        ========       =======

Based on the weighted average rates in effect at March 31, 1995, portfolio interest rate swaps were providing a slightly negative impact on net interest income, since the weighted average rate paid exceeded the weighted average rate received by 19 basis points. The aggregate negative fair value of $(261.4) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the cost that would be recognized if the portfolio were to be liquidated at that date. The swaps have an expected average maturity of 4.1 years.

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities, principally loans ($5.6 billion), fixed rate liabilities ($1.5 billion) and variable rate liabilities ($2.5 billion). Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability being managed. Portfolio interest rate swaps reduced net interest income for the first quarter of 1995 by $13.4 million, but added $37.8 million to net interest income for the first three months of 1994. The impact in both periods reflected the spread on the swap portfolio as well as the amortization of deferred gains and losses from terminated swaps. Gains and losses realized upon the termination of interest rate swaps are deferred and amortized using the straight-line method over the projected remaining lives of the swap agreements. During the first quarter of 1995, swaps with a notional amount of $1.3 billion were terminated, resulting in net deferred losses of $57.8 million.

The Corporation recognized $38.0 million of swap losses during the first quarter of 1995 in connection with the sale of the residential mortgage loan servicing business. These recognized losses, which were included in the determination of the net gain from the sale of the business, included $15.3 million of the $57.8 million of deferred swap losses referred to above and $22.7 million of deferred swap losses recorded prior to 1995.

The Corporation's deferred swap gains and (losses) at March 31, 1995, are summarized as follows (dollars in thousands):

                                                                              Weighted Average
                                                                                  Remaining
                                                            Deferred            Amortization
          Asset/Liability Managed                        Gains/(Losses)            (Years)
          -----------------------                        --------------       ----------------
          Loans                                              $(45,374)               1.1
          Debt                                                 12,183                7.3
          Deposits                                              4,284                 .9
                                                             --------
             Total                                           $(28,907)
                                                             ========

The Corporation, prior to the March 31, 1995, sale of KMI (as discussed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7), entered into forward sale agreements and option contracts to manage the risk associated with the potential impact of adverse movements in interest rates on mortgage loans held for sale. The sale agreements commit the Corporation's affiliates to deliver mortgage loans in future periods, while the option contracts allow the affiliates to sell or purchase mortgage loans at a specified price, at a specified future date. Commitments to sell mortgage loans totaled $119.4 million and $365.6 million at March 31, 1995, and December 31, 1994, respectively, while mortgage loan options at March 31, 1995 and March 31, 1994 were not material.

Financial Instruments Held or Issued for Trading Purposes

The Corporation's affiliate banks also use interest rate contracts for dealer activities, which are generally limited to the banks' current lending customers. Interest rate swap agreements entered into with customers are typically limited to conventional swaps, as previously described. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps (also included in the customer swap portfolio) with third parties. The swap position and any offsetting swap with a third party are recorded at their estimated fair values. Adjustments to fair value for customer swaps are included in noninterest income. Interest rate cap and floor agreements provide that one party pays the other when interest rates rise above a specified level (caps) or fall below a specified level (floors). The risk from writing interest rate caps and floors is minimized by the banks through the purchase of offsetting caps and floors. The contracts are recorded at fair value, with any changes in fair value recognized in noninterest income.

The Corporation also enters into foreign exchange forward contracts to accommodate the business needs of its customers and for proprietary trading purposes. Foreign exchange-based forward contracts provide for the delayed delivery or purchase of foreign currency. The foreign exchange risk associated with these contracts is mitigated by entering into offsetting foreign exchange contracts. Adjustments to the fair value of foreign exchange forward contracts are included in noninterest income.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at March 31, 1995, and on average for the three-month period then ended, is as follows (in thousands). The positive fair values represent assets to the Corporation, while the negative fair values represent liabilities.

                                                                                                                Three months ended
                                                                             March 31, 1995                         March 31, 1995
                                                               ----------------------------        -------------------------------
                                                               Notional                Fair            Average             Average
                                                                 Amount               Value        Notional Amount      Fair Value
                                                               --------            --------        ---------------      ----------
Interest rate contracts:
   Swaps:
      Assets                                                   $696,485            $ 11,347           $685,328            $ 15,834
      Liabilities                                               550,706             (11,830)           557,067             (15,283)
   Caps and floors purchased                                    605,416               3,265            572,395               3,048
   Caps and floors written                                      756,723              (3,608)           715,446              (3,550)

Foreign exchange forward contracts:
      Assets                                                    637,550              55,942            646,393              33,352
      Liabilities                                               702,032             (52,029)           674,965             (29,811)

At March 31, 1995, credit exposure from financial instruments held or issued for trading purposes is limited to the aggregate fair value of each contract with a positive fair value. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The parent company and its affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $.5 million and $3.3 million, respectively, for the first three months of 1995 and $.3 million and $2.2 million, respectively, for the first three months of 1994.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Shareholders and Board of Directors
KeyCorp


We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("KeyCorp") as of March 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the three-month periods then ended. These financial statements are the responsibility of KeyCorp's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of KeyCorp as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 18, 1995, except for Note 2, as to which the date is February 28, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Ernst & Young LLP

Cleveland, Ohio
April 20, 1995

KEYCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the 1995 first quarter highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of KeyCorp and its subsidiaries (the Corporation) for the periods presented. It should be read in conjunction with the consolidated interim financial statements and notes thereto, presented on pages 3 through 16 of this report.

The Corporation's strategic planning process launched in 1994, known as First Choice 2000, is designed to leverage the capabilities of the franchise by reallocating resources to businesses with higher earnings potential and by heightening the focus on certain customer segments. During the first quarter of 1995, a number of actions were taken in connection with the implementation of this strategic planning process. Specifically, these actions included the completion of the sale of the residential mortgage loan servicing operations of KeyCorp Mortgage Inc., a mortgage banking subsidiary, and entering into an agreement to acquire AutoFinance Group, Inc., (AFG) one of the nation's leading automobile finance companies based in Chicago, Illinois. The acquisition of AFG is expected to close on or about September 30 of this year. On April 5, the Corporation completed its acquisition of Spears, Benzak, Salomon & Farrell, Inc., a New York-based investment management firm.

In addition to the above transactions, the Corporation strengthened its retail franchise with the completion of three bank acquisitions during the first quarter. The acquisitions included Casco Northern Bank, National Association located in Portland, Maine; BANKVERMONT Corporation (and its subsidiary, Bank of Vermont) based in Burlington, Vermont; and OMNIBANCORP (and its five subsidiary banks) based in Denver, Colorado. The acquisitions were accounted for as purchases and, accordingly, the results of operations of these companies have been included from the respective dates of acquisition.

The Corporation's 1995 first quarter financial results were also impacted by further actions taken to reconfigure the balance sheet in order to reduce exposure to future changes in interest rates. These actions included the sales of securities as well as other balance sheet reconfiguration strategies.

The above items are discussed in greater detail in the remainder of this discussion and in the related notes to the consolidated interim financial statements referred to above.

PERFORMANCE OVERVIEW

Figure 1 presents the primary income and expense components for the first three months of 1995 and 1994 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting the financial performance of the Corporation for the last five quarters. Each of the items referred to in this performance overview and in Figures 1 and 2 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 16 of this report.

Net income for the first quarter of 1995 totaled $209.7 million, or $.86 per Common Share. This compares with net income of $208.6 million, or $.85 per Common Share, for the first three months of 1994. On an annualized basis, the return on average common equity for the first quarter of 1995 was 18.26% compared with 19.20% for the same period last year. The annualized returns on average total assets were 1.28% and 1.41% for the first quarters of 1995 and 1994, respectively.


FIGURE 1. COMPONENTS OF EARNINGS PER COMMON SHARE

                                           Three Months ended March 31,                          Change
                                           ----------------------------      ----------------------------
                                              1995              1994           Amount            Percent
                                           ----------        ----------      ----------        ----------
Interest income                                 $5.19             $4.32            $.87            20.1 %
Interest expense                                 2.51              1.56             .95            60.9
                                           ----------        ----------      ----------
Net interest income                              2.68              2.76            (.08)           (2.9)
Provision for loan losses                         .07               .15            (.08)          (53.3)
                                           ----------        ----------      ----------
Net interest income after provision for
    loan losses                                  2.61              2.61             ---             ---
Noninterest income                                .71               .94            (.23)          (24.5)
Noninterest expense                              2.34              2.25             .09             4.0
                                           ----------        ----------      ----------
Income before income taxes and
    extraordinary item                            .98              1.30            (.32)          (24.6)
Income taxes                                      .25               .44            (.19)          (43.2)
Preferred dividends                               .02               .01             .01           100.0
                                           ----------        ----------      ----------
Earnings per Common Share
    before extraordinary item                     .71               .85            (.14)          (16.5)
Extraordinary net gain from sales of
    subsidiaries, net of income taxes             .15               ---             .15             N/M
                                           ----------        ----------      ----------
Earnings per Common Share                       $ .86             $ .85            $.01             1.2 %
                                           ==========        ==========      ==========

N/M = Not meaningful


Included in 1995 first quarter results was the effect of several significant nonrecurring items. An extraordinary net gain of $61.1 million ($35.8 million after tax, $.15 per Common Share) was recorded in connection with the sales of certain subsidiaries. This net gain included a gain of $72.3 million ($41.6 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing business and a loss of $11.2 million ($5.8 million after tax, $.02 per Common Share) incurred in connection with the sale of an asset management subsidiary. Continued efforts to reconfigure the balance sheet in order to reduce exposure to changes in interest rates resulted in net losses of $49.3 million ($30.9 million after tax, $.13 per Common Share) from the sales of securities. In addition, the Corporation recorded a one-time tax benefit of $16.0 million, or $.07 per Common Share, which related to acquisitions completed in prior years. In the aggregate, these nonrecurring items increased 1995 first quarter earnings by a net $20.9 million, or $.09 per Common Share.

Excluding the impact of the above items, operating earnings for the first quarter were $188.8 million, or $.77 per Common Share, down from $208.6 million, or $.85 per Common Share, for the first quarter of 1994. Primary factors affecting the comparative operating results were a $23.9 million decrease in taxable-equivalent net interest income, an $18.0 million increase in noninterest expense and a $6.3 million decrease in noninterest income.
These factors were partially offset by an $18.3 million decrease in the provision for loan losses. The efficiency ratio, which measures the extent to which recurring revenues are used to pay operating expenses, was 64.12% for the first quarter of 1995 compared with 61.10% and 60.13% for the fourth quarter of 1994 and the first quarter of 1994, respectively.

Figure 2. - Selected Financial Data

                                                      1995 Quarter                                  1994 Quarters
                                                      ------------      ---------------------------------------------------------
(dollars in millions, except per share amounts)              First          Fourth          Third          Second           First
- ---------------------------------------------------------------------------------------------------------------------------------
For the period
    Interest income                                     $  1,245.4      $  1,191.8     $  1,150.7      $  1,102.6      $  1,045.0
    Interest expense                                         601.6           526.5          471.1           422.3           376.9
    Net interest income                                      643.8           665.3          679.6           680.3           668.1
    Provision for loan losses                                 18.5            26.2           27.2            35.0            36.8
    Noninterest income                                       171.0           205.3          223.3           227.4           226.6
    Noninterest expense                                      560.8           555.6          530.1           538.7           542.8
    Income before income taxes and extraordinary item        235.5           288.8          345.6           334.0           315.1
    Income before extraordinary item                         173.9           193.8          229.3           221.8           208.6
    Net income                                               209.7           193.8          229.3           221.8           208.6
    Net income applicable to Common Shares                   205.7           189.8          225.3           217.8           204.6
- ---------------------------------------------------------------------------------------------------------------------------------
Per Common Share
    Income before extraordinary item                    $      .71      $      .79     $      .92      $      .89      $      .85
    Net income                                                 .86             .79            .92             .89             .85
    Cash dividends declared                                    .36             .32            .32             .32             .32
    Book value at period-end                                 19.57           18.88          18.65           18.17           17.88
    Market price:
        High                                                 29.50           30.88          33.50           33.75           33.00
        Low                                                  24.50           23.63          30.13           29.50           28.88
        Close                                                28.25           25.00          30.50           31.88           30.00
   Weighted average Common Shares (000)                  239,999.2       241,385.2      244,132.1       244,823.2       241,925.8
- ---------------------------------------------------------------------------------------------------------------------------------
At period-end
    Loans                                               $ 48,020.8      $ 46,224.7     $ 44,608.8      $ 43,157.6      $ 41,379.8
    Earning assets                                        61,167.1        60,046.5       58,638.1        57,347.0        55,913.5
    Total assets                                          67,709.0        66,801.2       64,503.4        63,359.7        61,478.9
    Deposits                                              48,812.3        48,564.2       47,816.5        47,796.2        46,880.6
    Long-term debt                                         3,725.2         3,569.8        2,177.8         2,123.6         1,744.5
    Common shareholders' equity                            4,657.5         4,530.4        4,533.9         4,430.7         4,368.3
    Total shareholders' equity                             4,817.5         4,690.4        4,693.9         4,590.7         4,528.3
- ---------------------------------------------------------------------------------------------------------------------------------
Performance ratios
    Return on average total assets                            1.28 %          1.19 %         1.43 %          1.43 %          1.41 %
    Return on average common equity                          18.26           16.61          19.95           19.77           19.20
    Return on average total equity                           17.99           16.38          19.60           19.43           18.88
    Efficiency(1)                                            64.12           61.10          57.90           58.43           60.13
    Overhead(2)                                              52.36           48.01          44.48           44.87           47.27
    Net interest margin                                       4.38            4.60           4.79            4.92            5.03
- ---------------------------------------------------------------------------------------------------------------------------------
Capital ratios at period-end
    Equity to assets                                          7.12 %          7.03 %         7.29 %          7.26 %          7.38 %
    Tangible equity to tangible assets                        6.02            6.19           6.45            6.42            6.55
    Tier I risk-adjusted capital                              7.96            8.48           8.86            8.77            8.91
    Total risk-adjusted capital                              11.05           11.62          12.07           12.03           12.34
    Leverage                                                  6.24            6.63           6.79            6.76            6.85
=================================================================================================================================

- ---------------
The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by KeyCorp in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

(1) Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(2) Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for KeyCorp's banking affiliates. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (both on and off-balance sheet), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the Federal statutory income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in the Corporation's yields/rates and average balances from the first quarter of 1994 to the first quarter of 1995. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 30.

For the first quarter of 1995 net interest income was $658.8 million, down $23.9 million, or 4%, from the same period last year. This decrease resulted from a lower net interest margin which declined by 65 basis points to 4.38% and more than offset the impact of a $5.7 billion, or 10%, increase in average earning assets. The net interest margin is computed by dividing taxable-equivalent net interest income on an annualized basis by average earning assets.

The reduction in the net interest margin as compared to the year ago quarter was attributable to several factors, including the impact of rising interest rates on a moderately liability-sensitive balance sheet, the growth in earning assets (principally new loan originations) at reduced spreads and actions taken by management during the 1994 fourth quarter and the 1995 first quarter to reduce the Corporation's exposure to changes in interest rates by reconfiguring the balance sheet. These actions, including the sales of certain securities, are more fully described in the following Asset and Liability Management section. After completing the balance sheet reconfiguration in the first quarter of 1995, the net interest margin was stable for the remainder of the quarter.

Average earning assets for the first quarter totaled $60.3 billion, which was $5.7 billion, or 10%, higher than the first quarter 1994 level. This increase was primarily due to a higher level of average loan outstandings, which rose $6.6 billion, or 17%, reflecting the impact of acquisitions as well as internal loan growth. The increase in the loan portfolio was partially offset, however, by a $1.2 billion, or 9%, decline in securities (including both investment securities and securities available for sale) due in large part to sales associated with the balance sheet reconfiguration. Average earning assets comprised 91% of average total assets during both the first quarter of 1995 and the first quarter of 1994.

The Corporation uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $9.7 billion at March 31, 1995, from $10.5 billion at year-end 1994. For the first quarter of 1995, interest rate swaps reduced net interest income and the net interest margin by $13.4 million and 9 basis points, respectively. During the same period in 1994 interest rate swaps contributed $37.8 million to net interest income and added 28 basis points to the net interest margin. The impact in both periods reflected the spread on the swap portfolio as well as the amortization of deferred gains and losses from terminated swaps. The manner in which interest rate swaps are used in the Corporation's overall program of asset and liability management is described in the following Asset and Liability Management section.

Figure 3.  Average Balance Sheets, Net Interest Income and Yields/Rates

                                                     First Quarter 1995                            Fourth Quarter 1994
                                             ---------------------------------------------------------------------------------------
                                               Average                       Yield/          Average                        Yield/
(dollars in millions)                          Balance        Interest         Rate          Balance        Interest          Rate
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Loans (1)(2):
   Commercial, financial and agricultural    $11,639.9       $   257.6         8.98 %      $11,060.7        $  244.6          8.78 %
   Real estate                                20,619.4           444.6         8.74         19,818.5           417.8          8.36
   Consumer                                   10,155.0           244.7         9.77         10,267.6           241.6          9.33
   Student loans held for sale                 2,120.8            45.8         8.77          1,595.7            31.7          7.89
   Lease financing                             2,282.3            38.7         6.78          2,148.7            36.6          6.80
   Foreign                                        70.6              .9         5.31             78.9              .4          2.10
- ------------------------------------------------------------------------------------------------------------------------------------
      Total loans                             46,888.0         1,032.3         8.85         44,970.1           972.7          8.58
Mortgage loans held for sale                     243.0             4.5         7.35            412.3             8.2          7.91
Taxable investment securities                  8,665.9           144.7         6.68          8,828.6           146.2          6.62
Tax-exempt investment securities (1)           1,565.3            33.2         8.49          1,561.5            33.7          8.63
- ------------------------------------------------------------------------------------------------------------------------------------
      Total investment securities             10,231.2           177.9         7.05         10,390.1           179.9          6.87
Securities available for sale (1)              1,623.0            26.6         6.06          2,844.0            43.2          5.75
Interest-bearing deposits with banks             414.2             6.5         6.41             33.1              .5          6.49
Federal funds sold and securities
   purchased under resale agreements             711.9            10.3         5.87             61.7              .8          4.88
Trading account assets                           146.1             2.3         6.35             97.1             1.5          6.02
- ------------------------------------------------------------------------------------------------------------------------------------
      Total short-term investments             1,272.2            19.1         6.10            191.9             2.8          5.74
- ------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                    60,257.4         1,260.4         8.47         58,808.4         1,206.8          8.12
Allowance for loan losses                       (853.4)                                       (827.1)
Other assets                                   7,054.9                                       6,632.0
- ------------------------------------------------------------------------------------------------------------------------------------
                                             $66,458.9                                     $64,613.3
                                            ==========                                    ==========
Liabilities and shareholders' equity
Money market deposit accounts               $  7,144.7            62.4         3.54       $  7,119.0            56.4          3.15
Savings deposits                               6,948.6            46.9         2.74          7,262.9            49.9          2.73
NOW accounts                                   5,505.2            27.7         2.04          5,511.0            27.6          1.99
Certificates of deposit ($100,000 or more)     3,387.9            48.7         5.83          3,164.9            42.8          5.37
Other time deposits                           13,789.4           179.2         5.27         12,846.3           152.2          4.70
Deposits in foreign offices                    3,321.2            48.3         5.90          2,972.2            38.3          5.11
- ------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits         40,097.0           413.2         4.18         38,876.3           367.2          3.75
Federal funds purchased and securities
   sold under repurchase agreements            5,502.6            76.5         5.64          5,857.9            73.9          5.00
Other short-term borrowings                    3,298.9            49.8         6.12          2,850.6            38.1          5.31
Long-term debt (3)                             3,612.9            62.1         7.01          3,001.6            47.3          6.46
- ------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities      52,511.4           601.6         4.65         50,586.4           526.5          4.14
Noninterest-bearing deposits                   7,955.9                                       8,238.9
Other liabilities                              1,263.8                                       1,095.2
Preferred stock                                  160.0                                         160.0
Common shareholders' equity                    4,567.8                                       4,532.8
- ------------------------------------------------------------------------------------------------------------------------------------
                                             $66,458.9                                     $64,613.3
                                            ==========                                    ==========
Interest rate spread                                                           3.82                                           3.98
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                      $   658.8         4.38 %                       $  680.3          4.60 %
                                                             =========       ========                       ========        ========
Taxable-equivalent adjustment (1)                                $15.0                                         $15.0
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

TE = Taxable Equivalent

                 Third Quarter 1994                        Second Quarter 1994                        First Quarter 1994
- ----------------------------------------------------------------------------------------------------------------------------
      Average                  Yield/           Average                  Yield/           Average                   Yield/
      Balance      Interest      Rate           Balance      Interest      Rate           Balance      Interest       Rate
- ----------------------------------------------------------------------------------------------------------------------------


    $10,678.5      $  240.8      8.95 %       $10,518.2      $  231.7      8.84 %       $10,109.3      $  207.4       8.32 %
     19,345.3         396.7      8.14          18,302.0         364.1      7.98          17,305.6         341.6       8.01
      9,954.9         233.3      9.30           9,824.2         229.7      9.38           9,513.3         226.4       9.65
      1,577.4          30.0      7.53           1,526.0          25.0      6.55           1,513.3          22.4       5.93
      1,985.7          33.9      6.83           1,851.6          31.1      6.71           1,729.6          29.9       6.92
         74.4           1.1      5.98              70.2           1.0      5.86              71.1           1.1       6.03
- ----------------------------------------------------------------------------------------------------------------------------
     43,616.2         935.8      8.51          42,092.2         882.6      8.41          40,242.2         828.8       8.35
        463.5           9.1      7.87             866.1          15.4      7.13           1,139.2          18.4       6.47
      8,184.0         131.7      6.44           7,495.2         128.5      6.86           6,112.6         100.6       6.58
      1,433.0          33.1      9.24           1,693.9          34.2      8.09           1,630.7          35.2       8.63
- ----------------------------------------------------------------------------------------------------------------------------
      9,617.0         164.8      6.86           9,189.1         162.7      7.08           7,743.3         135.8       7.01
      3,890.5          53.9      5.51           4,297.7          55.8      5.14           5,260.9          75.2       5.68
         27.5            .3      3.55              41.3            .3      2.89              32.8            .4       5.17

         92.8           1.0      4.64              39.5            .5      4.21              88.8            .7       3.17
         15.9            .2      4.66              11.0            .1      4.48              33.3            .3       3.38
- ----------------------------------------------------------------------------------------------------------------------------
        136.2           1.5      4.42              91.8            .9      3.65             154.9           1.4       3.64
- ----------------------------------------------------------------------------------------------------------------------------
     57,723.4       1,165.1      8.01          56,536.9       1,117.4      7.93          54,540.5       1,059.6       7.88
       (822.2)                                   (819.6)                                   (815.8)
      6,537.4                                   6,441.9                                   6,248.4
- ----------------------------------------------------------------------------------------------------------------------------
    $63,438.6                                 $62,159.2                                 $59,973.1
   ==========                                ==========                                ==========

   $  7,218.3          50.5      2.78        $  7,252.3          46.8      2.59        $  7,197.6          43.0       2.43
      7,683.9          52.8      2.73           7,948.6          51.6      2.60           7,900.3          50.5       2.59
      5,529.6          27.0      1.94           5,622.9          26.0      1.86           5,571.9          25.4       1.85
      3,030.5          39.4      5.16           2,914.4          32.7      4.49           2,856.7          31.3       4.44
     12,256.3         137.4      4.45          12,165.4         129.9      4.28          12,077.8         124.3       4.17
      3,407.3          38.7      4.51           2,993.7          28.4      3.80           2,678.0          21.6       3.27
- ----------------------------------------------------------------------------------------------------------------------------
     39,125.9         345.8      3.51          38,897.3         315.4      3.25          38,282.3         296.1       3.14

      6,295.9          70.2      4.43           6,240.0          60.5      3.89           4,993.3          39.0       3.16
      2,052.9          24.0      4.63           1,363.0          14.6      4.31           1,435.2          14.2       4.01
      2,144.3          31.1      6.01           2,020.0          31.8      6.52           1,756.9          27.6       6.55
- ----------------------------------------------------------------------------------------------------------------------------
     49,619.0         471.1      3.77          48,520.3         422.3      3.50          46,467.7         376.9       3.29
      8,083.0                                   8,055.1                                   7,802.7
      1,094.9                                   1,006.0                                   1,220.8
        160.0                                     160.0                                     160.0
      4,481.7                                   4,417.8                                   4,321.9
- ----------------------------------------------------------------------------------------------------------------------------
    $63,438.6                                 $62,159.2                                 $59,973.1
   ==========                                ==========                                ==========
                                 4.24                                      4.43
- ----------------------------------------------------------------------------------------------------------------------------

                   $  694.0      4.79 %                      $  695.1      4.92 %                      $  682.7       5.03 %
                   ========    ========                      ========    ========                      ========     ========
                      $14.4                                     $14.8                                     $14.6
- ----------------------------------------------------------------------------------------------------------------------------



FIGURE 4.  COMPONENTS OF NET INTEREST INCOME CHANGES
(in millions)
                                            From Three Months Ended March 31, 1994
                                             To Three Months Ended March 31, 1995
                                           ----------------------------------------
                                           Average          Yield/           Net
                                           Volume           Rate             Change
                                           ----------------------------------------
INTEREST INCOME
Loans                                      $143.5           $ 60.0           $203.5
Mortgage loans held for sale                (16.2)             2.3            (13.9)
Taxable investment securities                42.6              1.5             44.1
Tax-exempt investment securities             (1.4)             (.6)            (2.0)
Securities available for sale               (58.0)             9.4            (48.6)
Short-term investments                       16.2              1.5             17.7
                                           ------           ------           ------
     Total interest income                  126.7             74.1            200.8
INTEREST EXPENSE
Money market deposit accounts                 (.3)            19.7             19.4
Savings deposits                             (6.3)             2.7             (3.6)
NOW accounts                                  (.3)             2.6              2.3
Certificates of deposit
      ($100,000 or more)                      6.5             10.9             17.4
Other time deposits                          19.2             35.7             54.9
Deposits in foreign offices                   6.2             20.5             26.7
                                           ------           ------           ------
     Total interest-bearing deposits         25.0             92.1            117.1
Federal funds purchased and
     securities sold under
     repurchase agreements                    4.3             33.2             37.5
Other short-term borrowings                  25.3             10.3             35.6
Long-term debt                               31.7              2.8             34.5
                                           ------           ------           ------
     Total interest expense                  86.3            138.4            224.7
                                           ------           ------           ------
     Net interest income                   $ 40.4           $(64.3)         $ (23.9)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

ASSET AND LIABILITY MANAGEMENT

Asset/Liability Management Committee
The Corporation manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by the Corporation's Asset/Liability Management Committee ("ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of the Corporation, initiating changes in the balance sheet that could result in deviations from the policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of the Corporation and each of its affiliate banks. The ALCO meets twice monthly to conduct this review and to approve strategies consistent with its policies.

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of pro forma 100 and 200 basis point changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than an estimated 2% impact on net interest income from what net interest income would have been if interest rates did not change. As discussed in the following Recent Management Actions section, the Corporation is well within these guidelines as a result of actions taken during the fourth quarter of 1994 and early in 1995.

Recent Management Actions
During the first quarter of 1995, management completed the reconfiguration of the Corporation's balance sheet in accordance with plans initially announced last December. The objective of this reconfiguration was to significantly reduce the Corporation's exposure to changes in interest rates. At the time the plans were announced, the Corporation's liability-sensitive position was moderately in excess of the ALCO guidelines.

Implementation of the balance sheet reconfiguration plans began during the fourth quarter of 1994 with the sale of $877.7 million of securities with an aggregate weighted average yield of 5.67%. This was followed by the first quarter 1995 sale of $1.2 billion of securities with an aggregate weighted average yield of 6.24%. In addition, over these two quarters the Corporation executed $2.1 billion of portfolio interest rate swaps that receive a variable rate and pay a fixed rate, and terminated $1.6 billion of portfolio interest rate swaps that received a fixed rate and paid a variable rate. During the fourth quarter of 1994 and the first quarter of 1995, the Corporation also issued fixed-rate debt totaling $245.0 million.

The actions taken during the fourth quarter reduced the Corporation's estimated liability-sensitive position to within the ALCO guidelines, while the additional actions taken during the first quarter of 1995 further reduced the Corporation's liability-sensitive position such that a gradual 200 basis point increase in interest rates over the next twelve -month period would have an approximate 1% negative impact on net interest income, according to the simulation model. While these actions reduced the Corporation's exposure to changes in short-term interest rates, net interest income was negatively impacted due to increased reliance on fixed-rate market priced funding at higher interest rates.


Interest Rate Swap Contracts
The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation' earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. In addition to the Corporation's securities portfolio, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decisions to use portfolio interest rate swaps versus on-balance sheet securities to manage interest rate risk have depended on various factors, including funding costs, liquidity, and capital requirements. As summarized in Figure 5, the Corporation's portfolio swaps totaled $9.7 billion at March 31, 1995, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate.


FIGURE 5. INTEREST RATE SWAP PORTFOLIO
(dollars in millions)
                                                           MARCH 31, 1995                                    December 31, 1994
                                ----------------------------------------------------------------------     ----------------------
                                                                                WEIGHTED AVERAGE RATE
                                   NOTIONAL         FAIR      MATURITY(1)      -----------------------      Notional       Fair
                                    AMOUNT         VALUE        (YEARS)          RECEIVE        PAY          Amount        Value
                                --------------   ----------   -----------      -----------  ----------     -----------   ---------
Receive fixed/pay variable -
    indexed amortizing          $  4,474.4       $(144.2)         4.3              6.63 %      6.41 %       $  5,786.6    $(341.7)

Receive fixed/pay variable -
    conventional                   2,585.2        (102.7)         6.9              6.98        7.07            3,010.2     (199.6)

Pay fixed/receive variable -
    conventional                   2,486.5         (14.6)         1.2              6.34        7.40            1,456.5       11.5

Basis swaps                          200.0            .1           .1              6.19        6.17              200.0         .1
                                ----------       -------                                                     ---------    -------
    Total portfolio swaps          9,746.1        (261.4)         4.1              6.64        6.83           10,453.3     (529.7)

Customer swaps                     1,247.2           (.5)         3.2              6.61        6.67            1,248.3        2.0
                                ----------       -------                                                     ---------    -------

    Total interest rate swaps    $10,993.3       $(261.9)         4.0              6.64 %      6.81 %        $11,701.6    $(527.7)
                                ==========       =======                                                     =========    =======

(1) Maturity is based upon expected average lives rather than contractual terms.

Conventional interest rate swap contracts involve the receipt of amounts based on fixed or variable rates in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. Under basis swap contracts, interest payments based on different floating indices are exchanged. At March 31, 1995, the Corporation was not party to any forward-starting swaps, which are interest rate swaps with contractual terms that commence at a specified future date.

In addition to portfolio swaps, the Corporation has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps with third parties. These offsetting swaps are also included in the customer swap portfolio. Adjustments to fair values of customer swaps are included in noninterest income. The $1.2 billion notional amount of customer swaps presented in Figure 5 includes $550.7 million of interest rate swaps that receive a fixed rate and pay a variable rate and $690.3 million of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $11.0 billion at March 31, 1995, $11.7 billion at December 31, 1994, and $10.1 billion at March 31, 1994. The weighted average rates presented in Figure 5 are those in effect at March 31, 1995. As of that date, portfolio interest rate swaps were providing a slightly negative impact on net interest income (since the weighted average rate paid exceeded the weighted average rate received by 19 basis points) and the portfolio had an aggregate negative fair value of $(261.4) million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate interest rates using the applicable forward yield curve. The estimated fair value of the Corporation's total interest rate swap portfolio improved substantially during the first quarter of 1995 from a negative fair value of $(527.7) million at December 31, 1994. The improvement in fair value over the past quarter reflected the financial markets' expectations for a decline in future interest rates. In addition, during the first quarter, swaps with an aggregate notional amount of $1.3 billion were terminated, resulting in net deferred losses of $57.8 million. Such losses are amortized, generally, over the projected remaining life of the related swap contract at its termination.
A summary of the Corporation's deferred swap gains and (losses) at March 31, 1995, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13 of this report. Each swap was terminated in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is strategically integrated with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the first quarter of 1995 are summarized in Figure 6.


FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE THREE MONTHS ENDED MARCH 31, 1995
(in millions)
                                           Receive Fixed
                                  ------------------------------                                            Total
                                    Indexed                            Pay Fixed-          Basis           Portfolio
                                   Amortizing       Conventional      Conventional         Swaps             Swaps
                                  ------------      ------------      ------------      ------------      ------------
Balance at beginning of year          $5,786.6          $3,010.2          $1,456.5            $200.0         $10,453.3
Additions                                  ---               ---           1,030.0               ---           1,030.0
Maturities                                 ---            (425.0)              ---               ---            (425.0)
Terminations                          (1,300.0)              ---               ---               ---          (1,300.0)
Amortization                             (12.2)              ---               ---               ---             (12.2)
                                  ------------      ------------      ------------      ------------      ------------
Balance at end of period              $4,474.4          $2,585.2          $2,486.5            $200.0         $ 9,746.1
                                  ============      ============       ===========      ============      ============


A summary of the notional and fair values of portfolio swaps by interest rate management strategy at March 31, 1995, is presented in figure 7. In effect, the fair value at any given date represents the estimated net cost which would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense of the asset or liability being managed.


FIGURE 7. PORTFOLIO SWAPS BY INTEREST RATE MANAGEMENT STRATEGY
(in millions)
                                              MARCH 31, 1995                December 31, 1994                 March 31, 1994
                                            ---------------------         ----------------------           ---------------------
                                            NOTIONAL      FAIR             Notional      Fair              Notional      Fair
                                             AMOUNT       VALUE             Amount       Value              Amount       Value
                                            --------     --------          --------     --------           --------     --------
Convert variable rate loans to fixed        $5,574.4      $(218.5)       $  7,146.6      $(470.6)          $7,160.0      $(129.3)
Convert fixed rate liabilities to variable   1,485.2        (28.4)          1,650.2        (70.7)           1,098.0         (2.8)
Convert variable rate liabilities to fixed   2,486.5        (14.6)          1,456.5         11.5              756.0          3.6
Other                                          200.0           .1             200.0           .1                ---          ---
                                            --------     --------          --------     --------           --------     --------
   Total portfolio swaps                    $9,746.1      $(261.4)        $10,453.3      $(529.7)          $9,014.0      $(128.5)
                                            ========     ========          ========     ========           ========     ========

The notional amount of the interest rate swap contracts represents only an agreed upon amount on which calculations of interest payments to be exchanged are based. It does not represent the potential for gain or loss on such positions. Similarly, the notional amount is not indicative of the market risk or the credit risk of the positions held. Credit risk is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. The credit risk exposure to the counterparty on each interest rate swap is monitored by an appropriate credit committee. Based upon detailed credit reviews of the counterparties, limits on the total credit exposure the Corporation may have with each counterparty, and whether collateral is required, are determined.

At March 31, 1995, the Corporation had 20 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, the Corporation had an aggregate credit exposure of $11.6 million to only six, with the largest credit exposure to an individual counterparty amounting to $6.7 million. The expected average maturities of the portfolio swaps at March 31, 1995, are summarized in Figure 8.

FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT MARCH 31, 1995
(in millions)
                                                        Receive Fixed
                                                ------------------------------                                               Total
                                                     Indexed                       Pay Fixed-           Basis            Portfolio
                                                  Amortizing     Conventional    Conventional           Swaps                Swaps
                                                -------------    -------------   -------------    -------------       -------------
Due in one year or less                             $   26.6         $   82.4        $1,200.0            $200.0           $1,509.0
Due after one through five years                     4,447.8            627.8         1,286.5               ---            6,362.1
Due after five through ten years                         ---          1,875.0             ---               ---            1,875.0
                                                -------------    -------------   -------------     -------------       -------------
    Total portfolio swaps                           $4,474.4         $2,585.2        $2,486.5            $200.0           $9,746.1
                                                =============    =============   =============     =============       =============

NONINTEREST INCOME
As shown in Figure 9, noninterest income totaled $171.0 million for the first three months of 1995, down $55.6 million, or 25%, from the same period last year. Included in the first quarter 1995 results were net securities losses of $49.3 million recorded in connection with efforts to reconfigure the balance sheet in order to reduce interest rate risk. Excluding, for comparative purposes, noncore items consisting of special asset management fees and total net securities transactions, noninterest income for the 1995 first quarter was $213.2 million, representing a decrease of $4.8 million, or 2%, from the first three months of 1994.

Primary categories contributing to the decline in core noninterest income were mortgage banking income, trust and asset management income, and insurance and brokerage income, which decreased by $7.1 million, $4.3 million and $3.3 million, respectively. As shown in Figure 10, the decrease in mortgage banking income reflected a significant reduction in origination fees. The decline in trust and asset management income was principally the result of the timing of certain 1993 annual fees and an accrual adjustment recognized during the first quarter of 1994. Insurance and brokerage income was down primarily due to lower brokerage commissions from the sales of mutual funds. These decreases were partially offset by a $3.4 million increase in service charges on deposit accounts, reflecting the repricing of fees by certain affiliate banks and a higher deposit base. In addition, miscellaneous income rose by $8.0 million, primarily due to higher gains from student loan sales. The overall decline in most categories of core noninterest income was also moderated by the impact of seven acquisitions completed since February 1994. Since these acquisitions were accounted for as purchases, the results of operations of the acquired companies have been included in consolidated totals only since the respective dates of acquisition.

During the third quarter of 1994, certain fees generated by the mortgage banking business were reclassified from other noninterest income to mortgage banking income. This reclassification was also made to prior period amounts to conform to the current period presentation. The amount of the fees reclassified for the first quarter of 1994 totaled $5.4 million. Total noninterest income, as previously reported, did not change.

Early in October 1994, the Corporation announced that it was exploring the possibility of offering its residential mortgage loan servicing business for sale, citing the mortgage banking industry's increasingly large business volume requirements for the future profitable deployment of capital. The sale of this business was completed in March 1995, and is disclosed in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report. As a result of the sale, the servicing fee component of mortgage banking income is expected to be significantly lower in the future.

FIGURE 9.  NONINTEREST INCOME
(dollars in millions)
                                                 Three months ended
                                                          March 31,                          Change
                                           --------------------------        ----------------------
                                               1995          1994             Amount        Percent
                                           ----------      ----------        ---------    ---------
Service charges on deposit accounts         $  65.7         $  62.3          $   3.4          5.5 %
Trust and asset management income              52.7            57.0             (4.3)        (7.5)
Mortgage banking income                        17.7            24.8             (7.1)       (28.6)
Credit card fees                               16.7            16.7              ---          ---
Insurance and brokerage income                 12.7            16.0             (3.3)       (20.6)
Special asset management fees                   2.7             2.2               .5         22.7
Net securities gains (losses)                 (44.9)            6.4            (51.3)         N/M
Other income:
     Venture capital gains                      3.4             4.4             (1.0)       (22.7)
      International fees                        4.6             5.1              (.5)        (9.8)
      Miscellaneous                            39.7            31.7              8.0         25.2
                                           ----------      ----------        ---------
            Total other income                 47.7            41.2              6.5         15.8
                                           ----------      ----------        ---------
            Total noninterest income         $171.0          $226.6           $(55.6)       (24.5)%
                                           ==========      ==========        =========

N/M=Not Meaningful

FIGURE 10.  MORTGAGE BANKING INCOME
(dollars in millions)
                                                  Three months ended
                                                            March 31,                         Change
                                           --------------------------         ----------------------
                                              1995              1994           Amount           Percent
                                           ----------      ----------        ---------        ----------
Servicing fees(1)                              $  9.8          $  5.9            $ 3.9            66.1 %
Net gains (losses) on sales of loans              (.2)            3.0             (3.2)              N/M
Origination fees                                  2.1            10.5             (8.4)          (80.0)
Gains on sales of servicing rights                2.0             ---              2.0               N/M
Late fees and other                               4.0             5.4             (1.4)          (25.9)
                                           ----------      ----------        ---------
    Total mortgage banking income               $17.7           $24.8            $(7.1)          (28.6) %
                                           ==========      ==========        =========

(1) Net of mortgage servicing rights amortization.
N/M=Not Meaningful

NONINTEREST EXPENSE
As shown in Figure 11, noninterest expense totaled $560.8 million, up 18.0 million, or 3%, as compared to the first quarter of 1994 and up $5.2 million, or less than 1%, from the prior quarter. These increases reflected the impact of seven acquisitions completed since February 1994, five of which were completed during the first quarter of 1995 or late in December of last year.

In comparison with the first quarter of 1994, personnel expense, the largest category of noninterest expense, increased $9.4 million, or 4%, due in large part to the impact of acquisitions and the resulting increase in the number of full-time equivalent employees. Increases of $7.4 million and $1.5 million in other expense and FDIC insurance assessments, respectively, also contributed to the overall increase from the prior year. The higher cost of insurance assessments reflected the growth in deposits while the increase in other expense was due to higher amortization expense associated with intangibles and increases in various categories of operating expense.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 64.12 % for the first quarter compared with 61.10% and 60.13% for the fourth quarter of 1994 and the first quarter of 1994, respectively. The increase in the efficiency ratio relative to the prior year periods reflected the reduction in revenues as well as the increase in noninterest expense.

FIGURE 11.  NONINTEREST EXPENSE
(dollars in millions)
                                             Three months ended
                                                  March 31,                                    Change
                                           -----------------------           --------------------------
                                            1995             1994             Amount           Percent
                                           ------           ------           ------           ---------
Personnel                                  $279.9           $270.5           $  9.4             3.5  %
Net occupancy                                54.2             55.5             (1.3)           (2.3)
Equipment                                    39.9             39.9              ---             ---
FDIC insurance assessments                   25.5             24.0              1.5             6.3
Professional fees                            12.6             12.5               .1              .8
OREO expense (net of income of $1.2 and $.9)  2.2              1.3               .9            69.2
Other expense:
      Marketing                              16.0             15.3               .7             4.6
      Amortization of intangibles            16.4             12.5              3.9            31.2
      Miscellaneous                         114.1            111.3              2.8             2.5
                                          --------        ---------          -------
          Total other expense               146.5            139.1              7.4             5.3
                                          --------        ---------          -------
          Total noninterest expense        $560.8           $542.8            $18.0             3.3 %
                                          ========        =========          =======
Full-time equivalent employees             30,370           30,054
Efficiency ratio (1)                        64.12 %          60.13 %
Overhead ratio (2)                          52.36            47.27

(1) Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income  (excluding net securities transactions).

(2) Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

INCOME TAXES
The provision for income taxes was $61.6 million for the three-month period ended March 31, 1995, as compared to $106.5 million for the same period in 1994. The effective tax rate (provision for income taxes as a percentage of income before income taxes and extraordinary item) for the 1995 first quarter was 26.2% compared to 33.8% for the first quarter of 1994. The decrease in the effective tax rate was attributable to the recognition during the first quarter of 1995 of one-time tax benefits totaling $16.0 million related to acquisitions made in years prior to 1992. Management anticipates a resumption of the more normal effective tax rate of approximately 34% in the second quarter of 1995.

FINANCIAL CONDITION

LOANS
At March 31, 1995, total loans outstanding were $48.0 billion, compared with $46.2 billion at December 31, 1994, and $41.4 billion at March 31, 1994. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10 of this report. The $1.8 billion growth from the December 31, 1994, level was the result of increases of $782.9 million in commercial loans and $1.1 billion in real estate loans (of which $515.0 million pertained to residential mortgages). As shown in Figure 12, internally generated loan growth was achieved throughout all of KeyCorp's geographic regions. The acquired loan growth resulted from the acquisitions of OMNIBANCORP in the Rocky Mountain Region and Casco Northern Bank, National Association and BANKVERMONT Corporation in the Northeast Region. These acquisitions were previously described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report.

FIGURE 12.  PERIOD-END LOAN GROWTH BY REGION FOR THE THREE MONTHS ENDED MARCH 31, 1995
(dollars in millions)
                             December 31,         Internally                     MARCH 31,         Percent
                                     1994          Generated      Acquired            1995          Change
                            ---------------      ------------    -----------    -----------      ----------
Northeast Region               $12,621.6             $  69.7      $1,162.2       $13,853.5            9.8 %
Great Lakes Region              20,909.0               186.8           ---        21,095.8             .9
Rocky Mountain Region            3,317.3                67.7         215.3         3,600.3            8.5
Northwest Region                 9,270.2               130.2           ---         9,400.4            1.4
Financial Services                 106.6               (35.8)          ---            70.8          (33.6)
                            ---------------      ------------    -----------    -----------
      Total                    $46,224.7              $418.6      $1,377.5       $48,020.8            3.9 %
                            ===============      ============    ===========    ===========

SECURITIES
At March 31, 1995, the securities portfolio totaled $11.9 billion, consisting of $1.5 billion of securities available for sale and $10.4 billion of investment securities. This compares to a total portfolio of $12.8 billion, comprised of $2.5 billion of securities available for sale and $10.3 billion of investment securities, at December 31, 1994. The reduction in the overall portfolio since year end 1994 reflects the first quarter 1995 sale of $1.2 billion of securities with an aggregate weighted-average yield of 6.24%. The sale was part of the balance sheet reconfiguration which is more fully discussed in the Asset and Liability Management section beginning on page 24.
At March 31, 1995, shareholders' equity was reduced by $44.4 million, representing the net unrealized loss on securities, net of deferred income taxes. Certain information pertaining to the composition, yields and maturities of the securities available for sale and investment securities portfolios is presented in Figures 13 and 14, respectively.

FIGURE 13. SECURITIES AVAILABLE FOR SALE AT MARCH 31, 1995
(dollars in millions)
                          U.S. Treasury,          States and         Mortgage-                                             Weighted
                            Agencies and           Political            Backed        Other                                 Average
                            Corporations        Subdivisions    Securities (1)   Securities            Total              Yield (2)
                            -------------       -------------   ---------------  -----------    --------------      ----------------
Maturity:
    One year or less              $256.8              $  3.2          $    1.4      $  74.7        $   336.1                  5.83%
    After one through five years   155.1                10.6              21.5        123.8            311.0                  7.02
    After five through ten years     3.8                 9.3             859.0          6.3            878.4                  6.45
    After ten years                  2.7                 3.8                .5          1.7              8.7                  7.68
                             -------------       -------------   ---------------  -----------    --------------
Fair value                        $418.4               $26.9            $882.4       $206.5         $1,534.2                  6.45%
                             =============       =============   ===============  ===========    ==============
Amortized cost                    $417.5               $29.2            $902.1       $207.3         $1,556.1
Weighted average yield              6.33%               8.00%             6.45%        6.71%            6.45%
Weighted average maturity      1.2 years           6.3 years         7.9 years    2.2 years        5.6 years

(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

FIGURE 14. INVESTMENT SECURITIES AT MARCH 31, 1995
(dollars in millions)

                             U.S. Treasury,      States and       Mortgage-                                        Weighted
                               Agencies and       Political          Backed           Other                         Average
                               Corporations    Subdivisions    Securities(1)     Securities           Total       Yield (2)
                               ------------    ------------    ------------    ------------    ------------    ------------
Maturity:
  One year or less                  $  91.2       $   571.5       $   283.3          $112.1      $  1,058.1          6.99%
  After one through five years        297.0           554.4         3,921.4           202.9         4,975.7          6.67
  After five through ten years         23.0           279.8         1,603.8            89.9         1,996.5          8.09
  After ten years                     415.0            79.7         1,868.3             2.1         2,365.1          7.17
                                 ----------       ---------       ---------       ---------       ---------
Amortized cost                       $826.2        $1,485.4        $7,676.8          $407.0       $10,395.4          7.09%
                                 ==========       =========       =========       =========       =========

Fair value                           $805.9        $1,526.3        $7,441.5          $383.1       $10,156.8
Weighted average yield                 6.89%           8.66%           6.76%           7.58%           7.09%
Weighted average maturity        14.4 years       3.2 years       6.0 years       2.4 years       5.8 years

(1)  Maturity is based upon expected average lives rather than contractual terms.

(2)  Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.


ASSET QUALITY
The Corporation's Credit Risk Review Group evaluates and monitors the level of risk in the Corporation's loan-related assets, and formulates underwriting standards and guidelines for active line management. Geographic diversification throughout the Corporation is a significant factor in managing credit risk. In addition, the Credit Risk Review Group is responsible for reviewing the adequacy of the allowance for loan losses (Allowance). The Corporation's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and other real estate owned (OREO) to evaluate the credit quality and risk inherent in such assets. This Group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

Methodologies are designed to provide adequate coverage for possible loan losses by the Allowance. The methodology applied at KeyCorp focuses on a combination of allowance allocations directly attributable to specific potential problem credits and general allocations based on historical losses on a portfolio basis. In addition, indirect risk in the form of general economic conditions, portfolio diversification and off-balance sheet risk are taken into consideration. Management continues to target and maintain an Allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the loan portfolio and similar risk-related matters.

As shown in Figure 15, net loans charged off for the quarter were under the prior year level by $14.0 million, or 45%. This improvement came from the commercial, financial and agricultural, real estate construction and real estate mortgage portfolios, partially offset by higher net charge-offs in the consumer and lease financing portfolios. As a result of the substantial decline in the level of net loans charged off, the first quarter provision for loan losses was $18.5 million, down $18.3 million, or 50%, from the year-ago quarter. At March 31, 1995, the Allowance as a percentage of loans outstanding was 1.81%, slightly up from 1.80% at December 31, 1994, but down from 1.96% at March 31, 1994. Although this percentage is not a primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

FIGURE 15.  SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in millions)                                                    Three months ended
                                                                              March 31,
                                                                   --------------------------
                                                                        1995             1994
                                                                   ---------        ---------
Average loans outstanding during the period                        $46,888.0        $40,242.2
Allowance for loan losses at beginning of period                       830.3            802.7
Loans charged off:
      Commercial, financial and agricultural                             8.3             17.6
      Real estate-construction                                           1.1              4.4
      Real estate-mortgage                                               6.4              9.4
      Consumer                                                          26.5             23.8
      Lease financing                                                     .7               .2
                                                                   ---------        ---------
                                                                        43.0             55.4
Recoveries:
      Commercial, financial and agricultural                            11.8             12.7
      Real estate-construction                                            .3               .2
      Real estate-mortgage                                               3.3              1.5
      Consumer                                                           9.8              9.5
      Lease financing                                                     .5               .2
                                                                   ---------        ---------
                                                                        25.7             24.1
                                                                   ---------        ---------
Net loans charged off                                                  (17.3)           (31.3)
Provision for loan losses                                               18.5             36.8
Allowance of acquired companies                                         35.1              4.4
Transfer from OREO allowance                                              .5              ---
                                                                   ---------        ---------
Allowance for loan losses at end of period                            $867.1           $812.6
                                                                   =========        =========
Net loan charge-offs to average loans                                    .15 %            .31 %
Allowance for loan losses to period-end loans                           1.81             1.96
Allowance for loan losses to nonperforming loans                      285.51           256.53

The composition of nonperforming assets is shown in Figure 16. These assets totaled $362.5 million at March 31, 1995, and represented .75% of loans, OREO and other nonperforming assets compared with $339.8 million, or .73%, at year-end 1994 and $464.0 million, or 1.12%, at March 31, 1994.

Effective January 1, 1995, the Corporation adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. SFAS No. 114 prescribes the methodology under which certain loans are to be measured for impairment and provides that loans are to be classified in OREO only when the creditor has actually taken possession of the collateral. Generally, a loan is considered impaired when management believes it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 by eliminating certain income recognition provisions and by expanding the disclosure requirements. Adoption of these standards did not have a material effect on the Corporation's financial condition or results of operations and is more fully discussed in
Note 6, Nonperforming Assets, beginning on page 11 of this report.

Nonperforming assets increased $22.7 million, or 7%, from the end of the prior year as a result of a $47.7 million, or 19%, increase in nonperforming loans, offset in part by a $31.2 million, or 31%, decrease in OREO. Acquisitions contributed $20.2 million to the increase in nonperforming loans and a transfer of $19.9 million from OREO related to the adoption of SFAS No. 114. The decrease in OREO resulted from the SFAS No. 114 transfer and other activity, netting to a total decrease of $11.3 million. On a regional basis, as illustrated in Figure 18, the ratio of nonperforming assets to total loans plus OREO and other nonperforming assets increased in the Northeast and Rocky Mountain Regions, as a result of acquisitions. The ratio in the Great Lakes Region rose as a result of the placement of one large credit on nonaccrual status. Ratios for both the Northwest Region and Financial Services improved from the end of the prior year. The higher ratio in the Financial Services sector reflected the disproportionately higher level of nonperforming assets in certain nonbank affiliates, although nonperforming assets in these companies totaled only $2.4 million at March 31, 1995.

FIGURE 16.  SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(dollars in millions)
                                                        MARCH 31,       December 31,      March 31,
                                                          1995             1994             1994
                                                        ---------       ------------      ---------
Commercial, financial and agricultural                  $110.5            $92.3            $112.2
Real estate - construction                                22.7             22.0              31.3
Real estate - commercial mortgage                        106.2             82.2             104.1
Real estate - residential mortgage                        48.3             44.7              46.2
Consumer                                                  13.9             11.8              19.4
Lease financing                                            1.2              1.5               2.3
                                                        ------           ------            ------
      Total nonaccrual loans                             302.8            254.5             315.5
Restructured loans                                          .9              1.5               1.3
                                                        ------           ------            ------
      Total nonperforming loans                          303.7            256.0             316.8
Other real estate owned                                   69.1            100.3             167.5
Allowance for OREO losses                                (15.0)           (21.3)            (33.2)
                                                        ------           ------            ------
      Other real estate owned, net of allowance           54.1             79.0             134.3
Other nonperforming assets                                 4.7              4.8              12.9
                                                        ------           ------            ------
      Total nonperforming assets                        $362.5           $339.8            $464.0
                                                        ======           ======            ======

Accruing loans past due 90 days or more                  $60.0            $50.2             $53.8
Nonperforming loans to period-end loans                    .63%             .55%              .77%
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets     .75              .73              1.12

FIGURE 17. SUMMARY OF CHANGES IN NONACCRUAL LOANS
(in millions)
                                                                            Three months ended
                                                                                     March 31,
                                                                          --------------------
                                                                              1995        1994
                                                                          --------    --------
Balance at beginning of period                                              $254.5      $329.8
      Loans placed on nonaccrual                                              60.8        61.6
      Charge-offs (1)                                                        (13.9)      (32.6)
      Payments                                                               (18.7)      (29.4)
      Transfers to OREO                                                       (5.7)       (5.3)
      Loans returned to accrual                                              (14.3)      (10.4)
      Acquisitions                                                            20.2         1.8
      Transfers from OREO (2)                                                 19.9         ---
                                                                          --------    --------
Balance at end of period                                                    $302.8      $315.5
                                                                          ========    ========

(1)  Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

(2)  Represents transfers related to the adoption of SFAS No.114.

FIGURE 18.  NONPERFORMING LOANS AND ASSETS BY REGION
                                                                                          Nonperforming Assets to Period-end
                                       Nonperforming Loans to Period-end Loans              Loans Plus OREO and Other NPA
                                 ------------------------------------------------       ----------------------------------------
                                     MARCH 31,      December 31,        March 31,       MARCH 31,    December 31,      March 31,
                                       1995             1994              1994            1995           1994            1994
                                     ---------       -----------        ---------       ---------    ------------      ---------
Northeast Region                         .91%              .74%            .97%            1.13%         1.09%         1.62%
Great Lakes Region                       .52               .47             .78              .59           .57          1.03
Rocky Mountain Region                    .71               .58             .28              .78           .66           .50
Northwest Region                         .44               .47             .61              .58           .63           .84
Financial Services                      3.40              1.40             .61             7.75         10.19         10.78
                                      ------            ------          ------           ------        ------        ------
      Total                              .63%              .55%            .77%             .75%          .73%         1.12%
                                      ======            ======          ======           ======        ======        ======


FIGURE 19.  PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY LOAN TYPE AT MARCH 31, 1995

                       Commercial,                        Real Estate-      Real Estate-
                     Financial and      Real Estate-      Commercial       Residential
                     Agricultural      Construction        Mortgage         Mortgage          Consumer            Total
                     -----------       -----------       -----------       -----------       -----------       -----------

Northeast Region            1.29 %            3.13 %            2.22 %             .39 %             .12 %             .91 %
Great Lakes Region           .65              2.53              1.22               .28               .08               .52
Rocky Mountain Region       1.28               .10              1.12               .16               .23               .71
Northwest Region             .56               .24               .80               .39               .11               .44
Financial Services           ---               ---               ---              7.75              2.80              3.40
                     -----------       -----------       -----------       -----------       -----------       -----------
      Total                  .85 %            1.70 %            1.46 %             .34 %             .12 %             .63 %
                     ===========       ===========       ===========       ===========       ===========       ===========


DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. During the first quarter of 1995, these deposits averaged $41.3 billion and represented 69% of the Corporation's funds supporting earning assets compared with $40.6 billion and 74%, respectively, for the first three months of 1994. The slight growth in average core deposits reflected the impact of acquisitions, offset in part by the pursuit of other alternatives by consumers. As shown in Figure 3 beginning on page 22, over the past year balances have also moderately shifted from highly liquid money market deposit accounts and savings deposits to the higher yielding certificates of deposit of $100,000 or more and to the Other time deposits category which consists of primarily of fixed rate certificates of deposit of less than $100,000.


Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $15.5 billion for the first quarter of 1995, up $3.5 billion, or 30%, from the comparable prior year period. These instruments have been more heavily relied upon in the current year as the growth in earning assets has exceeded the increase in core deposits discussed above. As illustrated in Figure 3, the increase was attributable to growth in large certificates of deposit, deposits in foreign offices, Federal funds purchased and securities sold under repurchase agreements, and other short-term borrowings.

FIGURE 20.  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT MARCH 31, 1995
(in millions)
                                                Domestic                   Foreign
                                                 Offices                   Offices
                                               ---------                 ---------
Time remaining to maturity:
     Three months or less                       $1,838.6                  $2,572.7
     Over three through six months                 504.3                     146.5
     Over six through twelve months                619.1                       ---
     Over twelve months                            746.1                       ---
                                               ---------                 ---------
          Total                                 $3,708.1                  $2,719.2
                                               =========                 =========

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. The Corporation's ALCO actively analyzes and manages the Corporation's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities and through the maturity structure of their loan portfolios. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1300 banking offices in 14 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures to retain or grow deposits. This process is supported by a Central Funding Unit within the Corporation's Funds Management Group which monitors deposit outflows and assists the banks in converting the pricing of deposits from fixed to floating rates or vice versa as specific needs are determined. In addition, the affiliate banks have access to various sources of non-core market funding for short-term liquidity requirements should the need arise.

During the first quarter of 1995, the Corporation's $5 billion Bank Note Program which involved four affiliate banks was expanded to allow issuances of up to $6.6 billion, covering eleven affiliate banks. During the first three months of 1995, $325.0 million was issued under this program. All of the notes issued have maturities of one year or less and are included in other short-term borrowings. Under KeyCorp's universal shelf registration, the parent company issued $125.0 million in Medium-Term Notes during the first quarter. These notes have original maturities in excess of one year and are included in long-term debt. During April 1995, KeyCorp registered with the SEC an additional shelf of $845 million. The proceeds from these programs are to be used to fund acquisitions and for general corporate purposes in the ordinary course of business.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has no lines of credit with other financial institutions, but has ready access to the capital markets as a result of its favorable debt ratings which, at March 31, 1995, were as follows:

                         Senior Long-Term Debt           Subordinated Debt
                    ---------------------------    ------------------------
Standard & Poor's                  A-                       BBB+
Moody's                            A1                        A2

Further information pertaining to the Corporation's sources and uses of cash for the three-month periods ended March 31, 1995 and 1994, is presented in the Consolidated Statements of Cash Flow on page 6 of this report.

CAPITAL AND DIVIDENDS
Total shareholders' equity at March 31, 1995, was $4.8 billion, up $127.1 million, or 3%, and $289.2 million, or 6%, from December 31 and March 31, 1994, balances, respectively. The increases resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first three months of 1995 are shown in the Statement of Changes in Shareholders' Equity presented on page 5 of this report. Included in these changes are net unrealized losses of $70.8 million on securities, bringing the net unrealized losses on securities to $44.4 million as of March 31,1995. These net unrealized losses were recorded in connection with SFAS No. 115, Accounting for Certain Debt and Equity Securities. Also having a significant impact on shareholders' equity during the first quarter of 1995 was a $65.8 million net increase in Treasury Stock resulting from the share repurchase program discussed below.

In January 1995, the Board of Directors approved a 12,000,000 Common Share repurchase program, representing an addition to previously existing programs which had authorized the repurchase of up to 8,000,000 Common Shares. During the first quarter of 1995, the Corporation repurchased 6,473,900 shares at a total cost of $182.9 million, bringing the total number of shares repurchased under these programs to 14,056,600. These shares are expected to be reissued in connection with acquisitions and various employee benefit programs. During the first quarter, 4,043,559 treasury shares were issued in connection with the acquisition of OMNIBANCORP and 255,827 shares were issued for employee benefit plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, the Corporation's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.12% at March 31, 1995, compared to 7.03% at December 31, 1994, and 7.38% at March 31, 1994. Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at March 31, 1995, were 7.96% and 11.05%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At March 31, 1995, KeyCorp's leverage ratio was 6.24%, substantially higher than the minimum requirement. Figure 21 presents the details of KeyCorp's regulatory capital position at March 31, 1995, December 31, 1994, and March 31, 1994.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Although these provisions are not directly applicable to the Corporation under existing law and regulations, based upon its ratios the Corporation would qualify as well capitalized at March 31, 1995. All of KeyCorp's affiliate banks do qualify as well-capitalized at March 31, 1995. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.


FIGURE 21.  CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS
(dollars in millions)
                                                                 MARCH 31,      December 31,           March 31,
TIER I CAPITAL                                                       1995               1994                1994
                                                                ---------          ---------           ---------
      Common shareholders' equity (1)                            $4,700.5           $4,640.0            $4,390.2
      Qualifying preferred stock                                    160.0              160.0               160.0
      Less: Goodwill                                               (598.0)            (418.5)             (381.4)
          Other intangible assets (2)                              (161.0)            (140.0)             (103.2)
                                                                ---------          ---------           ---------
          Total Tier I Capital                                    4,101.5            4,241.5             4,065.6
                                                                ---------          ---------           ---------

TIER II CAPITAL
      Allowance for loan losses (3)                                 646.6              628.7               574.3
      Qualifying long-term debt                                     943.2              943.2               994.3
                                                                ---------          ---------           ---------
          Total Tier II Capital                                   1,589.8            1,571.9             1,568.6
                                                                ---------          ---------           ---------
          Total Capital                                          $5,691.3           $5,813.4            $5,634.2
                                                                =========          =========           =========
RISK-ADJUSTED ASSETS
      Risk-adjusted assets on balance sheet                     $47,922.9          $46,370.0           $42,021.0
      Risk-adjusted off-balance sheet exposure                    4,557.7            4,483.3             4,409.6
      Less: Goodwill                                               (598.0)            (418.5)             (381.4)
          Other intangible assets (2)                              (161.0)            (140.0)             (103.2)
                                                                ---------          ---------           ---------
          Gross risk-adjusted assets                             51,721.6           50,294.8            45,946.0
      Less: Excess allowance for loan losses                       (220.5)            (201.6)             (238.3)
                                                                ---------          ---------           ---------
           Net risk-adjusted assets                             $51,501.1          $50,093.2           $45,707.7
                                                                =========          =========           =========
AVERAGE QUARTERLY TOTAL ASSETS                                  $66,458.9          $64,613.3           $59,973.1
                                                                =========          =========           =========
CAPITAL RATIOS
      Tier I capital to risk-adjusted assets                         7.96%              8.48%               8.91%
      Total capital to risk-adjusted assets                         11.05              11.62               12.34
      Leverage (4)                                                   6.24               6.63                6.85

(1)  Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

(2)  Intangible assets (excluding goodwill and portions of purchased credit card relationships) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

(3)  The allowance for loan losses included in Tier II capital is limited to 1.25% of gross risk-adjusted assets.

(4)  Tier I capital as a percentage of average quarterly assets, less goodwill and other non-qualifying intangible assets as defined in (2) above.


FIGURE 22. BANKING SERVICES DATA BY REGION
(dollars in millions)
                                                             Northeast Region                          Great Lakes Region
                                                  ---------------------------                ----------------------------
                                                           Three months ended                          Three months ended
                                                                    March 31,                                   March 31,
                                                  ---------------------------                ----------------------------
                                                          1995           1994                         1995           1994
                                                  ------------   ------------                -------------   ------------
SIGNIFICANT RATIOS
Return on average total assets                            1.19 %          1.41 %                      1.23 %         1.47 %
Net interest margin                                       4.52            5.21                        4.16           4.71
Nonperforming loans to period-end loans                    .91             .97                         .52            .78
Allowance for loan losses to period-end loans             1.60            1.40                        2.24           2.65
Net loan charge-offs to average loans                      .24             .58                         .11            .20
Efficiency                                               58.20           53.03                       53.85          52.55

AVERAGE BALANCES
Loans                                                 $ 13,676        $ 11,581                    $ 20,799       $ 18,289
Earning assets                                          18,087          15,766                      27,663         25,446
Total assets                                            19,330          16,864                      30,301         27,773
Deposits                                                14,532          13,994                      20,951         20,181
Shareholder's equity                                     1,533           1,330                       2,230          2,022


                                                         Rocky Mountain Region                           Northwest Region
                                                    ---------------------------              ----------------------------
                                                            Three months ended                         Three months ended
                                                                     March 31,                                  March 31,
                                                    ---------------------------              ----------------------------
                                                          1995            1994                        1995          1994
                                                    ----------     ------------              -------------   ------------
SIGNIFICANT RATIOS
Return on average total assets                            1.15 %          1.28 %                       .88 %        1.29 %
Net interest margin                                       5.23            5.18                        4.41          5.18
Nonperforming loans to period-end loans                    .71             .28                         .44           .61
Allowance for loan losses to period-end loans             1.35            1.43                        1.35          1.27
Net loan charge-offs to average loans                      .17             .32                         .06           .17
Efficiency                                               63.93           58.92                       65.80         60.32

AVERAGE BALANCES
Loans                                                  $ 3,420         $ 2,663                     $ 9,459       $ 8,964
Earning assets                                           4,373           3,556                      11,231        10,418
Total assets                                             4,750           3,860                      12,205        11,347
Deposits                                                 3,692           3,205                       9,317         9,212
Shareholder's equity                                       406             305                         990           864

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



Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits

             (11)  Computation of Net Income Per Common Share

             (15)  Acknowledgment Letter of Independent Auditors

             (27)  Financial Data Schedule

      (b)    Reports on Form 8-K

             January 21, 1995 - Item 5. Other Events and Item 7. Financial
                 Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on January 20, 1995, announcing its earnings results for the three and twelve-month periods ended December 31, 1994.

             No other reports on Form 8-K were filed during the three-month period ended March 31, 1995.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             KEYCORP
                                                  -----------------------------
                                                          (Registrant)

                                                         /s/ Lee Irving
                                                  -----------------------------
Dated: May 15, 1995                               By: Lee Irving
                                                      Executive Vice President,
                                                      Treasurer and Chief
                                                      Accounting Officer