Form 10-Q
period 1995-06-30
KEYCORP /NEW/
filed 1995-08-14
CIK 91576

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                  FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended June 30, 1995

                                      OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Transition Period From _____________ To ____________

                         Commission File Number 0-850


                                   KEYCORP
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                            34-6542451
----------------------------------------              -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

127 Public Square, Cleveland, Ohio                           44114-1306
----------------------------------------              -----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (216) 689-6300
                                                      -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Shares, $1 par value                 227,536,767 Shares
-----------------------------------------    ------------------------------
            (Title of class)                 (Outstanding at July 31, 1995)

                                   KEYCORP

                              TABLE OF CONTENTS



                        PART I. FINANCIAL INFORMATION
                        -----------------------------

Item 1.      FINANCIAL STATEMENTS                                            PAGE NO.
             Consolidated Balance Sheets --
               June 30, 1995, December 31, 1994, and June 30, 1994           3

             Consolidated Statements of Income --
               Three months and six months ended June 30, 1995 and 1994      4

             Consolidated Statements of Changes in Shareholders' Equity --
               Six months ended June 30, 1995 and 1994                       5

             Consolidated Statements of Cash Flow --
               Six months ended June 30, 1995 and 1994                       6

             Notes to Consolidated Financial Statements                      7

             Independent Accountants' Review Report                          17

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                       18

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.      LEGAL PROCEEDINGS                                               39

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             39

Item 5.      OTHER INFORMATION                                               39

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                                40

             Signature                                                       41

PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,   December 31,       June 30,
(dollars in thousands, except per share amounts)                          1995           1994           1994
------------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)                   (Unaudited)
ASSETS
  Cash and due from banks                                           $ 3,196,990     $3,511,368     $3,132,926
  Short-term investments                                                799,339        670,010        178,534
  Mortgage loans held for sale                                          698,296        355,198        529,615
  Securities available for sale                                       1,436,468      2,521,049      4,169,674
  Investment securities (fair value: $9,929,558, $9,757,032
    and $9,107,675, respectively)                                     9,918,415     10,275,638      9,311,541
  Loans                                                              48,093,211     46,224,644     43,157,659
    Less: Allowance for loan losses                                     867,486        830,298        816,437
-------------------------------------------------------------------------------------------------------------
      Net loans                                                      47,225,725     45,394,346     42,341,222
  Premises and equipment                                              1,017,793        987,231        933,334
  Other real estate owned, net of allowance                              50,188         79,007        118,006
  Goodwill                                                              660,471        418,462        371,966
  Other intangible assets                                               180,494        180,425        194,688
  Other assets                                                        2,297,013      2,408,505      2,078,210
-------------------------------------------------------------------------------------------------------------
      Total assets                                                  $67,481,192    $66,801,239    $63,359,716
=============================================================================================================

LIABILITIES
  Deposits in domestic offices:
    Noninterest-bearing                                             $ 8,603,870    $ 9,135,760    $ 8,414,213
    Interest-bearing                                                 37,737,977     36,003,352     35,787,796
  Deposits in foreign offices -- interest-bearing                     2,330,325      3,425,125      3,594,208
-------------------------------------------------------------------------------------------------------------
      Total deposits                                                 48,672,172     48,564,237     47,796,217
  Federal funds purchased and securities sold
    under repurchase agreements                                       4,793,894      5,499,117      5,509,707
  Other short-term borrowings                                         4,067,444      3,277,611      2,326,346
  Other liabilities                                                   1,253,646      1,200,052      1,013,073
  Long-term debt                                                      4,019,599      3,569,794      2,123,641
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                              62,806,755     62,110,811     58,768,984
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value; authorized 25,000,000 shares,
    none issued                                                           ---            ---            --
  10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, issued 1,280,000  shares               160,000        160,000        160,000
  Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390, 245,944,390 and 245,898,999 shares              245,944        245,944        245,899
  Capital surplus                                                     1,455,966      1,454,177      1,469,021
  Retained earnings                                                   3,390,050      3,161,293      2,900,730
  Loans to ESOP trustee                                                 (63,909)       (63,909)       (63,909)
  Net unrealized losses, net of taxes, on securities                    (25,338)      (115,280)       (82,288)
  Treasury stock at cost (16,912,650, 5,582,273 and 1,652,555 shares)  (488,276)      (151,797)       (38,721)
-------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                      4,674,437      4,690,428      4,590,732
-------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                    $67,481,192    $66,801,239    $63,359,716
=============================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three months ended June 30,     Six months ended June 30,
                                                                 -----------------------------     -------------------------
(dollars in thousands, except per share amounts)                       1995               1994         1995             1994
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans                                                          $1,096,931         $  879,567   $2,125,957       $1,705,848
  Mortgage loans held for sale                                        3,903             15,442        8,370           33,866
  Taxable investment securities                                     142,925            128,482      287,643          229,036
  Tax-exempt investment securities                                   22,034             22,666       43,722           46,015
  Securities available for sale                                      22,306             55,616       48,649          130,610
  Short-term investments                                             10,774                835       29,909            2,223
----------------------------------------------------------------------------------------------------------------------------
      Total interest income                                       1,298,873          1,102,608    2,544,250        2,147,598

INTEREST EXPENSE
  Deposits                                                          439,327            315,414      852,601          611,535
  Federal funds purchased and securities
    sold under repurchase agreements                                 72,231             60,464      148,740           99,431
  Other short-term borrowings                                        56,641             14,629      106,390           28,819
  Long-term debt                                                     64,356             31,781      126,422           59,381
----------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                        632,555            422,288    1,234,153          799,166
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 666,318            680,320    1,310,097        1,348,432
  Provision for loan losses                                          20,372             35,027       38,818           71,819
----------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses           645,946            645,293    1,271,279        1,276,613

NONINTEREST INCOME
  Service charges on deposit accounts                                70,103             68,407      135,771          130,724
  Trust and asset management income                                  59,462             55,612      112,212          112,649
  Credit card fees                                                   20,645             18,908       37,327           35,576
  Insurance and brokerage income                                     14,628             15,411       27,295           31,418
  Mortgage banking income                                             7,475             22,651       25,210           47,446
  Net securities gains (losses)                                       2,456                589      (42,409)           7,017
  Other income                                                       48,103             45,897       98,501           89,201
----------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                      222,872            227,475      393,907          454,031

NONINTEREST EXPENSE
  Personnel                                                         270,603            264,267      550,485          534,803
  Net occupancy                                                      51,840             53,236      106,059          108,730
  Equipment                                                          39,205             39,590       79,090           79,458
  FDIC insurance assessments                                         25,972             24,813       51,448           48,812
  Amortization of intangibles                                        19,592             13,719       36,047           26,255
  Professional fees                                                  17,864             11,507       30,442           24,011
  Other expense                                                     143,467            131,584      275,819          259,474
----------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                     568,543            538,716    1,129,390        1,081,543
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                   300,275            334,052      535,796          649,101
  Income taxes                                                      101,311            112,287      162,921          218,699
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                    198,964            221,765      372,875          430,402
  Extraordinary net gain from the sales of
    subsidiaries, net of income taxes of $25,351                      ---                ---         35,790            ---
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $ 198,964          $ 221,765    $ 408,665        $ 430,402
============================================================================================================================
Net income applicable to Common Shares                            $ 194,964          $ 217,765    $ 400,665        $ 422,402
Per Common Share:
  Income before extraordinary item                                    $ .83              $ .89        $1.54            $1.74
  Net income                                                            .83                .89         1.69             1.74

Weighted average Common Shares outstanding                      235,329,270        244,823,153  237,651,334      243,382,552
============================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                                    Net
                                                                                                             Unrealized
                                                                                                    Loans to Securities     Common
                                                        Preferred    Common     Capital    Retained     ESOP      Gains  Shares in
(dollars in thousands, except per share amounts)            Stock    Shares     Surplus    Earnings  Trustee    (Losses)  Treasury
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                             $160,000  $242,828  $1,433,861  $2,641,450 $(63,909)           $ (20,663)
  Adjustment related to change in accounting
    for contributions                                                                        (8,022)
  Adjustment of securities available for sale
    to fair value at January 1, net of
    deferred income taxes of $26,621                                                                            $46,153
  Adjustments relating to poolings of
    interests - 12,990 shares                                           (11)       (375)
  Net income                                                                                430,402
  Cash dividends:
    Common Shares ($.64 per share)                                                         (115,971)
    Cumulative Preferred Stock ($3.125 per share)                                            (4,000)
    Declared by pooled company prior to merger:
      Common Stock                                                                          (39,793)
      Preferred Stock                                                                        (4,000)
  Issuance of Common Shares:
    Acquisitions - 2,900,389 shares                                   2,900      29,503
    Dividend reinvestment, stock option
      and purchase plans - 827,445 net shares                           182       6,032                                     11,221
  Repurchase of Common Shares - 1,199,396 shares                                                                           (29,279)
  Change in net unrealized gains (losses) on
    securities, net of deferred income tax
    benefit of $(74,978)                                                                                       (128,441)
  Tax benefits attributable to ESOP dividends                                                   664
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                                 $160,000  $245,899  $1,469,021  $2,900,730 $(63,909) $ (82,288) $ (38,721)
==================================================================================================================================

BALANCE AT DECEMBER 31, 1994                             $160,000  $245,944  $1,454,177  $3,161,293 $(63,909) $(115,280) $(151,797)
  Net income                                                                                408,665
  Cash dividends:
    Common Shares ($.72 per share)                                                         (172,517)
    Cumulative Preferred Stock ($6.25 per share)                                             (8,000)
  Issuance of Common Shares:
    Acquisitions - 5,953,559 shares                                               7,312                                    163,614
    Dividend reinvestment, stock option
      and purchase plans - 878,064 net shares                                    (5,523)                                    24,129
  Repurchase of Common Shares - 18,162,000 shares                                                                         (524,222)
  Change in net unrealized gains (losses) on
    securities, net of deferred income taxes of $51,533                                                         89,942
  Tax benefits attributable to ESOP dividends                                                   609
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                 $160,000  $245,944  $1,455,966  $3,390,050 $(63,909) $(25,338)  $(488,276)
===================================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                        Six months ended June 30,
                                                                                       ---------------------------
(in thousands)                                                                               1995             1994
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                           $  408,665       $  430,402
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                              38,818           71,819
    Depreciation expense                                                                   73,971           59,260
    Amortization of intangibles                                                            36,047           26,255
    Amortization of purchased mortgage servicing rights                                     7,279           22,425
    Net gain from sales of subsidiaries                                                   (61,141)           ---
    Deferred income taxes                                                                  19,624           38,061
    Net securities (gains) losses                                                          42,409           (7,017)
    (Gains) losses from the sales of other real estate owned                                 (335)             854
    Net (increase) decrease in mortgage loans held for sale                              (343,098)         795,723
    Other operating activities, net                                                       (64,715)         100,270
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 157,524        1,538,052
INVESTING ACTIVITIES
  Net increase in loans                                                                  (436,126)      (2,866,897)
  Purchases of investment securities                                                     (776,270)      (3,607,305)
  Proceeds from sales of investment securities                                              4,164            ---
  Proceeds from prepayments and maturities of investment securities                     1,275,777        1,495,314
  Purchases of securities available for sale                                             (354,380)        (273,636)
  Proceeds from sales of securities available for sale                                  1,505,939        1,414,010
  Proceeds from prepayments and maturities of securities available for sale               228,129          214,988
  Net increase in short-term investments                                                  (39,071)         (71,315)
  Purchases of premises and equipment                                                    (143,662)         (75,246)
  Proceeds from sales of premises and equipment                                             8,300            7,914
  Proceeds from sales of other real estate owned                                           22,342           30,594
  Purchase of mortgage servicing rights                                                     ---            (27,592)
  Proceeds from sales of subsidiaries                                                     350,633            ---
  Net cash (used in) provided by acquisitions                                            (198,049)           2,876
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     1,447,726       (3,756,295)
FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                  (1,610,585)         481,925
  Net (decrease) increase in short-term borrowings                                         (9,383)       1,938,938
  Net proceeds from issuance of long-term debt                                            534,627          473,923
  Payments on long-term debt                                                             (148,770)        (114,152)
  Purchase of treasury shares                                                            (524,222)         (29,279)
  Proceeds from issuance of common stock pursuant to employee
    stock purchase, stock option and dividend reinvestment plans                           18,607           17,435
  Cash dividends                                                                         (180,517)        (195,708)
  Other financing activities, net                                                             615              649
------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (1,919,628)       2,573,731
------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                       (314,378)         355,488
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          3,511,368        2,777,438
------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                               $3,196,990       $3,132,926
==================================================================================================================
Additional disclosures relative to cash flow:
Interest paid                                                                          $1,207,525       $  779,508
Income taxes paid                                                                         149,013          136,126
Net amount paid (received) on portfolio swaps                                              55,838          (75,844)

Noncash items:
Net transfer of loans to other real estate owned                                            6,433           22,933
==================================================================================================================

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

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 116, "Accounting for Contributions Received and Contributions Made." This new accounting standard requires, among other things, that unconditional multi-year commitments to make charitable contributions be recognized as expense in the year the commitment is made, as opposed to the period in which the payment takes place. SFAS No. 116 was adopted by restating all periods presented with the cumulative effect of $8.0 million recorded as an adjustment to January 1, 1993, retained earnings. The effect of adopting SFAS No. 116 on subsequent periods was not material, and therefore, the results of operations for those periods were not restated.

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"), which is effective for fiscal years beginning after December 15, 1995. The Standard requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Standard does not apply to core deposit or credit card intangibles. The Standard also provides for disclosures about impairment losses and long-lived assets to be disposed of. The Corporation expects to adopt the Standard as of January 1, 1996, and does not expect it to have a material effect on the Corporation's financial condition or results of operations.


2. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED TRANSACTIONS

KEYCORP-SOCIETY MERGER
On March 1, 1994, the former KeyCorp, a New York corporation ("old KeyCorp"), merged into and with Society Corporation, an Ohio corporation ("Society"), which was the surviving corporation under the name KeyCorp. Under the terms of the merger agreement, 124,351,183 KeyCorp Common Shares were exchanged for all of the outstanding shares of old KeyCorp common stock (based on an exchange ratio of 1.205 shares for each share of old KeyCorp). The outstanding preferred stock of old KeyCorp was exchanged for 1,280,000 shares of a comparable, new issue of 10% Cumulative Preferred Stock of KeyCorp. The merger was accounted for as a pooling of interests and, accordingly, financial results for prior periods presented have been restated to include the combined financial results of both companies.

Mergers and acquisitions completed by KeyCorp during 1994 and the six-month period ended June 30, 1995, along with the related accounting treatment, are as follows (dollars in millions):

                                                                                                      COMMON
ACCOUNTING TREATMENT                           LOCATION             DATE            ASSETS     SHARES ISSUED       CASH PAID
----------------------------------------------------------------------------------------------------------------------------
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
KeyCorp/Society (2)                       New York/Ohio       March 1994       See Note (2)      124,351,183             ---

PURCHASES:
Spears, Benzak, Salomon &
  Farrell, Inc.                                New York       April 1995       See Note (3)        1,910,000             ---
OMNIBANCORP                                    Colorado    February 1995               500         4,043,559             ---
Casco Northern Bank, National
  Association                                     Maine    February 1995               945              ---             $205
BANKVERMONT Corporation                         Vermont     January 1995               661              ---               90
First Citizens Bancorp
  of Indiana                                    Indiana    December 1994               347         1,960,119             ---
State Home Savings Bank                            Ohio   September 1994               321               ---              44
============================================================================================================================

(1) Financial statements for periods prior to the transaction were not restated to include the accounts and results of operations of the pooled company because the transaction was not material to KeyCorp.
(2) See preceding text for more information regarding this transaction.
(3) Spears, Benzak, Salomon & Farrell, Inc. is an investment management firm that had approximately $3.2 billion in assets under management on the date of acquisition.

KEYCORP MORTGAGE INC.
On March 31, 1995, KeyCorp sold the residential mortgage loan servicing operations of KeyCorp Mortgage Inc. ("KMI"), an indirect wholly owned subsidiary of KeyCorp. KMI serviced approximately $28 billion of mortgage loans. KeyCorp plans to continue to service commercial mortgages, to originate residential mortgage loans through its banking franchise and to sell the rights to service residential mortgage loans originated after the KMI sale through a newly formed subsidiary. A $72.3 million gain was realized on the sale ($41.6 million after tax, $.17 per Common Share) and recorded as an extraordinary item.

SCHAENEN WOOD & ASSOCIATES, INC.
On April 21, 1995, KeyCorp Asset Management Holdings, Inc., an indirect wholly owned subsidiary of KeyCorp, sold Schaenen Wood & Associates, Inc., an asset management subsidiary. An $11.2 million loss was realized in connection with the sale ($5.8 million after tax, $.02 per Common Share) and recorded as an extraordinary item in the first quarter.

TRANSACTIONS PENDING AS OF JUNE 30, 1995

AUTOFINANCE GROUP, INC.
On March 20, 1995, KeyCorp entered into a definitive agreement to acquire AutoFinance Group, Inc. ("AFG"), a Chicago-based automobile finance company, in a tax-free exchange of stock. Under the terms of the agreement, AFG shareholders will receive KeyCorp Common Shares equal to $16.50 per share, subject to a maximum of .6 and a minimum of .5 KeyCorp Common Shares, for each share of AFG. Based upon the market price of KeyCorp Common Shares on June 30, 1995, this would result in the issuance of approximately 10.4 million KeyCorp Common Shares with a value of approximately $327 million. In addition, immediately prior to the closing, AFG will complete a spin-off to its shareholders of 95.01% of its common stock interest in Patlex Corporation, a wholly owned patent exploitation and enforcement subsidiary. Upon consummation of the acquisition, AFG will merge into Key Auto Inc., a wholly owned subsidiary of KeyCorp. The transaction, which is subject to approval by AFG's shareholders on September 7, and certain regulatory approvals, is expected to close by late September or early October of this year and will be accounted for as a purchase. AFG had total assets of $118.7 million as of March 31, 1995.

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

At June 30, 1995, approximately $1.4 billion of securities were classified as available for sale and shareholders' equity was reduced by $25.3 million, representing the net unrealized loss on securities, net of deferred income tax benefit of $15.0 million.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in thousands):

                                                                   JUNE 30, 1995
                                             ---------------------------------------------------------
                                                                 GROSS           GROSS
                                              AMORTIZED     UNREALIZED      UNREALIZED            FAIR
                                                   COST          GAINS          LOSSES           VALUE
                                             ----------        -------        --------      ----------
U.S. Treasury, agencies and corporations     $  462,276        $ 4,816        $    119      $  466,973
States and political subdivisions                28,316            483           2,509          26,290
Mortgage-backed securities                      885,272          8,216           9,767         883,721
Other securities                                 59,204            296              16          59,484
                                             ----------        -------        --------      ----------
    Total                                    $1,435,068        $13,811        $ 12,411      $1,436,468
                                             ==========        =======        ========      ==========

                                                               December 31, 1994
                                             ---------------------------------------------------------
                                                                 Gross           Gross
                                              Amortized     Unrealized      Unrealized            Fair
                                                   Cost          Gains          Losses           Value
                                             ----------        -------        --------      ----------
U.S. Treasury, agencies and corporations     $1,067,726        $ 1,117        $ 16,384      $1,052,459
States and political subdivisions                28,871            192           3,145          25,918
Mortgage-backed securities                    1,334,132            211         105,989       1,228,354
Other securities                                223,299             47           9,028         214,318
                                             ----------        -------        --------      ----------
    Total                                    $2,654,028        $ 1,567        $134,546      $2,521,049
                                             ==========        =======        ========      ==========

                                                                  June 30, 1994
                                             ---------------------------------------------------------
                                                                 Gross           Gross
                                              Amortized     Unrealized      Unrealized            Fair
                                                   Cost          Gains          Losses           Value
                                             ----------        -------        --------      ----------
U.S. Treasury, agencies and corporations     $1,421,988        $10,204        $ 10,769      $1,421,423
States and political subdivisions                27,669            212             192          27,689
Mortgage-backed securities                    2,829,869          1,413         113,524       2,717,758
Other securities                                 20,793            151          18,140           2,804
                                             ----------        -------        --------      ----------
    Total                                    $4,300,319        $11,980        $142,625      $4,169,674
                                             ==========        =======        ========      ==========


4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities were as follows (in thousands):

                                                                                 JUNE 30, 1995
                                                 ------------------------------------------------------------------------------
                                                                            GROSS                    GROSS
                                                   AMORTIZED           UNREALIZED               UNREALIZED                 FAIR
                                                        COST                GAINS                   LOSSES                VALUE
                                                 -----------          -----------              -----------           ----------
U.S. Treasury, agencies and corporations         $   551,313          $     5,892                 $  2,225           $  554,980
States and political subdivisions                  1,427,678               50,093                    1,669            1,476,102
Mortgage-backed securities                         7,505,203               51,994                   81,008            7,476,189
Other securities                                     434,221                3,483                   15,417              422,287
                                                 -----------          -----------              -----------           ----------
    Total                                        $ 9,918,415          $   111,462                 $100,319           $9,929,558
                                                 ===========          ===========              ===========           ==========

                                                                                 December 31, 1994
                                                 ------------------------------------------------------------------------------
                                                                            Gross                    Gross
                                                   Amortized           Unrealized               Unrealized                 Fair
                                                        Cost                Gains                   Losses                Value
                                                 -----------          -----------              -----------           ----------
U.S. Treasury, agencies and corporations         $   532,619              $   280                 $ 33,619           $  499,280
States and political subdivisions                  1,508,534               33,329                    6,982            1,534,881
Mortgage-backed securities                         7,834,169               10,023                  481,426            7,362,766
Other securities                                     400,316                  875                   41,086              360,105
                                                 -----------          -----------              -----------           ----------
    Total                                        $10,275,638              $44,507                 $563,113           $9,757,032
                                                 ===========          ===========              ===========           ==========


                                                                              June 30, 1994
                                                 ------------------------------------------------------------------------------
                                                                            Gross                    Gross
                                                   Amortized           Unrealized               Unrealized                 Fair
                                                        Cost                Gains                   Losses                Value
                                                 -----------          -----------              -----------           ----------
U.S. Treasury, agencies and corporations          $  610,008              $ 1,547                 $ 24,953           $  586,602
States and political subdivisions                  1,473,641               51,614                    3,633            1,521,622
Mortgage-backed securities                         6,676,460               32,125                  254,395            6,454,190
Other securities                                     551,432                4,668                   10,839              545,261
                                                 -----------          -----------              -----------           ----------
    Total                                         $9,311,541              $89,954                 $293,820           $9,107,675
                                                 ===========          ===========              ===========           ==========


5. LOANS

Loans are summarized as follows (in thousands):

                                                                         JUNE 30,             December 31,             June 30,
                                                                             1995                     1994                 1994
                                                                      -----------              -----------          -----------
Commercial, financial and agricultural                                $11,340,368              $10,190,582          $ 9,776,360
Real estate - construction                                              1,439,856                1,287,195            1,213,977
Real estate - commercial mortgage                                       7,228,204                6,774,860            6,349,978
Real estate - residential mortgage                                     13,522,504               13,567,077           12,701,084
Consumer                                                                9,889,101               10,183,798            9,571,957
Student loans held for sale                                             2,174,549                1,816,524            1,527,390
Lease financing                                                         2,429,632                2,307,212            1,944,515
Foreign                                                                    68,997                   97,396               72,398
                                                                      -----------              -----------          -----------
    Total                                                             $48,093,211              $46,224,644          $43,157,659
                                                                      ===========              ===========          ===========

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                         Three months ended June 30,                    Six months ended June 30,
                                        -----------------------------                 -----------------------------
                                            1995                 1994                     1995                 1994
                                        --------             --------                 --------             --------
Balance at beginning of period          $867,074             $812,592                 $830,298             $802,712
Charge-offs                              (48,711)             (52,673)                 (91,677)            (108,126)
Recoveries                                28,751               21,491                   54,461               45,629
                                        --------             --------                 --------             --------
    Net charge-offs                      (19,960)             (31,182)                 (37,216)             (62,497)
Provision for loan losses                 20,372               35,027                   38,818               71,819
Allowance of acquired companies              ---                  ---                   35,061                4,403
Transfer from OREO allowance                 ---                  ---                      525                  ---
                                        --------             --------                 --------             --------
    Balance at end of period            $867,486             $816,437                 $867,486             $816,437
                                        ========             ========                 ========             ========

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

Cash payments received on nonaccrual loans (including impaired loans) are generally applied to principal. However, based on management's assessment of the ultimate collectibility of the loan, interest income may be recognized on a cash basis. Interest income recognized in the second quarter of 1995 on impaired loans was not significant.

In accordance with SFAS No. 114, loans are to be classified in other real estate owned ("OREO") only when the creditor has actually taken possession of the collateral. Accordingly, $19.9 million of loans previously classified as in-substance foreclosures, but for which the Corporation had not taken possession of the collateral, were reclassified to loans during the first quarter of 1995. Similarly, any allowance for OREO losses related to these assets was reclassified to the allowance for loan losses.

At June 30, 1995, the recorded investment in impaired loans was $192.4 million. Included in this amount is $68.5 million of impaired loans for which the specifically allocated allowance for loan losses is $26.0 million, and $123.9 million of impaired loans that have been written-down to estimated fair value and, therefore, do not have a specifically allocated allowance for loan losses. The average recorded investment in impaired loans for the second quarter of 1995 was $182.9 million.

Nonperforming assets were as follows (in thousands):

                                                JUNE 30,             December 31,             June 30,
                                                    1995                     1994                 1994
                                                --------                 --------             --------
Impaired loans                                  $192,363                      ---                  ---
Other nonaccrual loans                           117,902                 $254,499             $307,466
Restructured loans                                   795                    1,550                1,540
                                                --------                 --------             --------
    Total nonperforming loans                    311,060                  256,049              309,006
Other real estate owned                           61,182                  100,265              148,278
Allowance for OREO losses                        (10,994)                 (21,258)             (30,272)
                                                --------                 --------             --------
    Other real estate owned, net of allowance     50,188                   79,007              118,006
Other nonperforming assets                         5,051                    4,777                4,841
                                                --------                 --------             --------
    Total nonperforming assets                  $366,299                 $339,833             $431,853
                                                ========                 ========             ========

7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where appropriate, were as follows (dollars in thousands):

                                                 JUNE 30,              December 31,             June 30,
                                                     1995                      1994                 1994
                                                ---------                ----------           ----------
Medium-Term Notes due through 2005 (1)        $1,127,896               $  870,200           $  490,200
   8.125% Subordinated Notes due 2002            198,272                  198,148              198,025
   8.00 % Subordinated Notes due 2004            125,000                  125,000              125,000
   8.40 % Subordinated Capital Notes due 1999     75,000                   75,000               75,000
   8.875% Notes due 1996                          74,889                   74,829               74,800
  11.125% Notes due 1995                          49,998                   49,992               49,985
   8.404% Notes due 1997 through 2001             48,864                   48,864               48,864
   8.255% Notes due 1996                          22,794                   22,794               22,794
All other long-term debt                             370                      374                2,028
                                              ----------               ----------           ----------
      Total parent company                     1,723,083                1,465,201            1,086,696

Medium-Term Bank Notes due through 1997 (2)    1,398,729                1,398,245              398,923
   7.85 % Subordinated Notes due 2002            199,853                  199,843              199,833
   6.75 % Subordinated Notes due 2003            198,948                  198,886              198,886
   7.25 % Subordinated Notes due 2005            200,000                      ---                  ---
Federal Home Loan Bank Advances                  282,691                  252,328              182,228
  10.00 % Note due 1995                              ---                   36,735               36,735
Industrial revenue bonds                          10,144                   10,144               10,869
All other long-term debt                           6,151                    8,412                9,471
                                              ----------               ----------           ----------
      Total subsidiaries                       2,296,516                2,104,593            1,036,945
                                              ----------               ----------           ----------
          Total                               $4,019,599               $3,569,794           $2,123,641
                                              ==========               ==========           ==========

(1) The weighted average rate on the Medium-Term Notes due through 2005 was 7.12%.
(2) The weighted average rate on the Medium-Term Notes due through 1997 was 6.71%.


8. INCOME TAXES

The effective tax rate (provision for income taxes as a percentage of income before income taxes and extraordinary item) for the 1995 second quarter was 33.7% compared to 33.6% for the second quarter of 1994. For the first six months of 1995, the effective tax rate was 30.4% compared to 33.7% for the same period in 1994. The decrease in the year-to-date effective tax rate was attributable to the recognition during the first quarter of 1995 of one-time tax benefits of $16.0 million related to acquisitions made in years prior to 1992.

9. EXTRAORDINARY ITEM

During the first quarter of 1995, the Corporation recorded an extraordinary net gain of $61.1 million ($35.8 million after tax, $.15 per Common Share), representing the net effect of a gain of $72.3 million ($41.6 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing operations of KMI, an indirect wholly owned subsidiary of KeyCorp, and a loss of $11.2 million ($5.8 million after tax, $.02 per Common Share) on the sale of Schaenen Wood & Associates, Inc., an indirect wholly owned asset management subsidiary of KeyCorp. These transactions are described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to effectively manage their exposure to market risk. Market risk is the possibility that the Corporation's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. Credit risk is the possibility that the Corporation will incur a loss due to a counterparty's failure to perform its contractual obligations. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed below.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR LENDING RELATED PURPOSES
These instruments involve, to varying degrees, credit risk in excess of amounts recognized in the Corporation's consolidated balance sheet. The Corporation mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of cvredit limits, and, when deemed necessary, securing collateral.

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein the Corporation's maximum possible accounting loss equals the contractual amount of the instruments (in thousands):

                                                         JUNE 30,             December 31,             June 30,
                                                             1995                     1994                 1994
                                                       ----------             ------------           ----------
Loan commitments:
    Credit card lines                                 $ 5,783,794              $ 5,482,566          $ 4,498,569
    Home equity                                         3,662,700                3,243,618            2,935,052
    Commercial real estate and construction             1,242,008                1,503,707            1,321,881
    Other                                               7,450,091                7,356,564            7,866,447
                                                      -----------              -----------          -----------
        Total loan commitments                         18,138,593               17,586,455           16,621,949

Other commitments:
    Standby letters of credit                           1,042,026                1,003,275            1,125,564
    Commercial letters of credit                          235,896                  205,434              206,236
    Loans sold with recourse                               39,671                  231,048              134,280
                                                      -----------              -----------          -----------
        Total loan and other commitments              $19,456,186              $19,026,212          $18,088,029
                                                      ===========             ============          ===========

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


FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

The Corporation manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of its assets and liabilities. Primary among the financial instruments used by both KeyCorp and its affiliate banks are interest rate swap contracts used to manage interest rate risk. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Although the Corporation is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of June 30, 1995, all counterparties were expected to meet their obligations. In addition, the Corporation deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. At June 30, 1995, the Corporation had credit exposure of an aggregate $39.0 million to nine counterparties, with the largest credit exposure to an individual counterparty amounting to $19.9 million.

Under conventional interest rate swap contracts, payments based on fixed or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At June 30, 1995, the Corporation was party to $1.9 billion and $2.3 billion of indexed amortizing swaps that used a LIBOR (London Interbank Offering Rates) index and a CMT (Constant Maturity Treasuries) index, respectively, for the payment review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged. Forward-starting swaps are interest rate swaps with contractual terms that commence at a specified future date.

The following table summarizes the notional amount and the fair value of portfolio interest rate swaps by type (in millions):

                                                   June 30, 1995           December 31, 1994                 June 30, 1994
                                         ------------------------        --------------------        ---------------------
                                         NOTIONAL           FAIR         Notional        Fair        Notional         Fair
                                           AMOUNT          VALUE           Amount       Value          Amount        Value
                                         --------         -------        --------      -------       --------     --------
Receive fixed/pay variable -
      indexed amortizing                 $4,430.8         $(24.7)        $5,786.6      $(341.7)      $5,200.0      $(220.2)
Receive fixed/pay variable -
      conventional                        2,716.2           37.0          3,010.2       (199.6)       3,245.7       (122.0)
Pay fixed/receive variable -
      conventional                        2,486.5          (33.2)         1,456.5         11.5          356.5          4.1
Basis swaps                                   ---            ---            200.0           .1          200.0          ---
                                         --------          -----        ---------       ------       --------       ------
      Total portfolio swaps              $9,633.5         $(20.9)       $10,453.3      $(529.7)      $9,002.2      $(338.1)
                                         ========          =====        =========        =====        =======        ======

Based on the weighted average rates in effect at June 30, 1995, the spread on portfolio interest rate swaps, which excludes the amortization of net deferred swap losses, provided a slightly positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 13 basis points).


The aggregate negative fair value of $(20.9) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the cost that would be recognized if the portfolio were to be liquidated at that date. The swaps have an expected average maturity of 4.0 years.

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities, principally loans ($5.5 billion), fixed rate liabilities ($1.6 billion) and variable rate liabilities ($2.5 billion). Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability being managed. Portfolio interest rate swaps reduced net interest income for the second quarter of 1995 by $3.0 million, and added $33.6 million to net interest income for the same period in 1994. The impact in both periods reflected the spread on the swap portfolio as well as the amortization of deferred gains and losses from terminated swaps. Gains and losses realized upon the termination of interest rate swaps are deferred and amortized, generally, using the straight-line method over the projected remaining life of the related swap contract at its termination. During the first six months of 1995, swaps with a notional amount of $1.3 billion were terminated, resulting in net deferred losses of $57.8 million.

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


The Corporation's deferred swap gains and (losses) at June 30, 1995, are summarized as follows (dollars in thousands):

                                                                     Weighted Average
                                                                            Remaining
                                                     Deferred            Amortization
     Asset/Liability Managed                   Gains/(Losses)                 (Years)
     -----------------------                   --------------       -----------------
     Loans                                         $(33,952)                  .8
     Debt                                            11,763                  7.0
     Deposits                                         3,116                   .6
                                                    -------
                  Total                            $(19,073)
                                                    =======

The Corporation also uses futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. These contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price. At June 30, 1995, the notional amount of these contracts totaled $853 million and their fair value was not material.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
The Corporation's affiliate banks also use interest rate contracts for dealer activities, which are generally limited to the banks' current lending customers. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps (also included in the customer swap portfolio) with third parties. The swap position and any offsetting swap with a third party are recorded at their estimated fair values. Adjustments to fair value for customer swaps are included in noninterest income. Interest rate cap and floor agreements provide that one party pays the other when interest rates rise above a specified level (caps) or fall below a specified level (floors). The risk from writing interest rate caps and floors is minimized by the banks through the purchase of offsetting caps and floors. The contracts are recorded at fair value, with any changes in fair value recognized in noninterest income.

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

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at June 30, 1995, and on average for the six-month period then ended, is as follows (in thousands). The positive fair values represent assets to the Corporation and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities.

                                                                                                          Six months ended
                                                             June 30, 1995                                   June 30, 1995
                                              ----------------------------              ----------------------------------
                                              Notional                Fair                      Average            Average
                                                Amount                Value             Notional Amount         Fair Value
                                              --------              -------             ---------------         ----------
Interest rate contracts:
   Swaps:
      Assets                                   $870,269              $17,059                 $707,755              $15,747
      Liabilities                               953,913              (13,502)                 662,040              (14,401)
   Caps and floors purchased                    624,345                2,020                  612,358                2,779
   Caps and floors written                      782,528               (2,173)                 766,270               (3,039)

Foreign exchange forward contracts:
      Assets                                    538,240               34,697                  601,999               41,940
      Liabilities                               507,263              (32,316)                 612,773              (37,731)


At June 30, 1995, credit exposure from financial instruments held or issued for trading purposes is limited to the aggregate fair value of each contract with a positive fair value. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The parent company and its affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $3.2 million and $5.8 million, respectively, for the first six months of 1995 and $1.0 million and $4.4 million, respectively, for the first six months of 1994.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP


We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("KeyCorp") as of June 30, 1995 and 1994, and the related consolidated statements of income for the three and six-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of KeyCorp's management.

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

Cleveland, Ohio
July 20, 1995

KEYCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the 1995 first half highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of KeyCorp and its subsidiaries (the "Corporation") for the periods presented. It should be read in conjunction with the consolidated interim financial statements and notes thereto, presented on pages 3 through 16 of this report.

The Corporation's current strategic planning process was launched in 1994 and is designed to leverage the capabilities of the franchise by reallocating resources to businesses with higher earnings potential and by heightening the focus on certain customer segments. During the first half of 1995, a number of actions were taken in connection with the implementation of this strategic planning process. During the first quarter, the Corporation completed the sale of the residential mortgage loan servicing operations of KeyCorp Mortgage Inc., a mortgage banking subsidiary, and entered into an agreement to acquire AutoFinance Group, Inc., ("AFG") one of the nation's leading automobile finance companies based in Chicago, Illinois. The acquisition of AFG is expected to close by late September or early October of this year. On April 5, the Corporation completed its acquisition of Spears, Benzak, Salomon & Farrell, Inc., a New York-based investment management firm ("Spears Benzak").

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

The Corporation's 1995 financial results were also impacted by further actions taken during the first quarter to reconfigure the balance sheet in order to reduce exposure to future changes in interest rates. These actions included the sales of securities as well as other balance sheet reconfiguration strategies. During the second quarter, a number of additional actions were taken to enhance shareholder value. KeyCorp repurchased 11.7 million shares of its common stock, principally in conjunction with the pending acquisition of AFG. This brings the total number of shares repurchased in 1995 to 18.2 million. The Corporation also initiated its first securitization of indirect auto loans in the amount of $299 million and arranged to sell approximately $500 million of residential mortgage loans. These transactions, which involved lower spread assets, closed in July. Although they did not impact second quarter earnings, they will contribute to improving loan spreads and increasing capital flexibility in future periods.

The above items are discussed in greater detail in the remainder of this discussion and in the related notes to the consolidated interim financial statements referred to above.

PERFORMANCE OVERVIEW

Figure I presents the primary income and expense components for the first six months of 1995 and 1994 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting the financial performance of the Corporation for the last five quarters and the year-to-date periods ended June 30, 1995 and 1994. Each of the items referred to in this performance overview and in Figures 1 and 2 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 16 of this report.

Net income for the second quarter of 1995 totaled $199.0 million, or $.83 per Common Share. This compared with net income of $221.8 million, or $.89 per Common Share, for the second quarter of 1994. On an annualized basis, the return on average common equity for the second quarter of 1995 was 16.86% compared with 19.77% for the same period last year. The annualized returns on average total assets were 1.19% and 1.43% for the second quarters of 1995 and 1994, respectively. Primary factors affecting the comparative earnings were a $13.8 million decrease in taxable-equivalent net interest income, a $4.5 million decrease in noninterest income and a $29.9 million increase in noninterest expense. These factors were partially offset by a $14.7 million decrease in the provision for loan losses. The efficiency ratio, which measures the extent to which recurring revenues are used to pay operating expenses, was 63.05% for the second quarter of 1995 compared with 64.12% and 58.43% for the first quarter of 1995 and the second quarter of 1994, respectively.

Net income for the first half of 1995 totaled $408.7 million, or $1.69 per Common Share, down from $430.4 million, or $1.74 per Common Share, for the same period last year. On an annualized basis, the return on average common equity for the first six months of 1995 was 17.55% compared with 19.49% for the first six months of 1994. The annualized returns on average total assets for the first six months of 1995 and 1994 were 1.24% and 1.42%, respectively.

Included in 1995 year-to-date results was the effect of several significant nonrecurring items recorded during the first quarter. An extraordinary net gain of $61.1 million ($35.8 million after tax, $.15 per Common Share) was recorded in connection with the sales of certain subsidiaries. This net gain included a gain of $72.3 million ($41.6 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing business and a loss of $11.2 million ($5.8 million after tax, $.02 per Common Share) incurred in connection with the sale of an asset management subsidiary. Continued efforts to reconfigure the balance sheet in order to reduce exposure to changes in interest rates resulted in net losses of $49.3 million ($30.9 million after tax, $.13 per Common Share) from the sales of securities. In addition, the Corporation recorded a one-time tax benefit of $16.0 million, or $.07 per Common Share, which related to acquisitions completed in prior years. In the aggregate, these nonrecurring items increased 1995 year-to-date earnings by a net $20.9 million, or $.09 per Common Share.

Excluding the impact of the above items, operating earnings for the first half of 1995 were $387.8 million, or $1.60 per Common Share, down from $430.4 million, or $1.74 per Common Share, for the first half of 1994. The same factors which accounted for the change in quarterly earnings relative to the prior year also contributed to the variance in year-to-date operating earnings. Affecting the comparative results were a $37.7 million decrease in taxable-equivalent net interest income, a $10.8 million decrease in noninterest income and a $47.9 million increase in noninterest expense. These factors were partially offset by a $33.0 million decrease in the provision for loan losses. The efficiency ratio was 63.58% for the first half of 1995 compared with 59.27% for the first six months of 1994.

FIGURE 1. COMPONENTS OF EARNINGS PER COMMON SHARE

                                                     Six Months ended June 30,                    Change
                                                    ---------------------------          -------------------------
                                                          1995            1994               Amount       Percent
                                                    -----------     -----------          -----------   -----------
Interest income                                         $10.70           $8.82                $1.88         21.3 %
Interest expense                                          5.19            3.28                 1.91         58.2
                                                    -----------     -----------          -----------
Net interest income                                       5.51            5.54                 (.03)         (.5)
Provision for loan losses                                  .16             .30                 (.14)       (46.7)
                                                    -----------     -----------          -----------
Net interest income after provision for
    loan losses                                           5.35            5.24                  .11          2.1
Noninterest income                                        1.66            1.87                 (.21)       (11.2)
Noninterest expense                                       4.75            4.44                  .31          7.0
Income before income taxes and                      -----------     -----------          -----------
    extraordinary item                                    2.26            2.67                 (.41)       (15.4)
Income taxes                                               .69             .90                 (.21)       (23.3)
Preferred dividends                                        .03             .03                  ---          ---
Earnings per Common Share                           -----------     -----------          -----------
    before extraordinary item                             1.54            1.74                 (.20)       (11.5)
Extraordinary net gain from sales of
    subsidiaries, net of income taxes                      .15           ---                    .15          N/M
                                                    -----------     -----------          -----------
Earnings per Common Share                                $1.69           $1.74                $(.05)        (2.9)%
                                                    ===========     ===========          ===========

N/M=Not Meaningful


FIGURE 2. - SELECTED FINANCIAL DATA


                                                     1995 Quarters                              1994 Quarters
(dollars in millions,                       -----------------------------           ------------------------------------
except per share amounts)                      SECOND              First             Fourth         Third        Second
_________________________________________________________________________________________________________________________
FOR THE PERIOD
    Interest income                        $  1,298.8          $  1,245.4         $  1,191.8    $  1,150.7    $  1,102.6
    Interest expense                            632.5               601.6              526.5         471.1         422.3
    Net interest income                         666.3               643.8              665.3         679.6         680.3
    Provision for loan losses                    20.3                18.5               26.2          27.2          35.0
    Noninterest income                          222.9               171.0              205.3         223.3         227.4
    Noninterest expense                         568.6               560.8              555.6         530.1         538.7
    Income before income taxes
        and extraordinary item                  300.3               235.5              288.8         345.6         334.0
    Income before extraordinary item            199.0               173.9              193.8         229.3         221.8
    Net income                                  199.0               209.7              193.8         229.3         221.8
    Net income applicable
        to Common Shares                        195.0               205.7              189.8         225.3         217.8
_________________________________________________________________________________________________________________________
PER COMMON SHARE
    Income before extraordinary item       $      .83          $      .71         $      .79    $      .92    $      .89
    Net income                                    .83                 .86                .79           .92           .89
    Cash dividends declared                       .36                 .36                .32           .32           .32
    Book value at period-end                    19.71               19.57              18.88         18.65         18.17
    Market price:
        High                                    32.13               29.50              30.88         33.50         33.75
        Low                                     26.00               24.50              23.63         30.13         29.50
        Close                                   31.38               28.25              25.00         30.50         31.88
   Weighted average
        Common Shares (000)                 235,329.3           239,999.2          241,385.2     244,132.1     244,823.2
_________________________________________________________________________________________________________________________
AT PERIOD-END
    Loans                                  $ 48,093.2          $ 48,020.8         $ 46,224.7    $ 44,608.8    $ 43,157.6
    Earning assets                           60,945.7            61,167.1           60,046.5      58,638.1      57,347.0
    Total assets                             67,481.2            67,709.0           66,801.2      64,503.4      63,359.7
    Deposits                                 48,672.2            48,812.3           48,564.2      47,816.5      47,796.2
    Long-term debt                            4,019.6             3,725.2            3,569.8       2,177.8       2,123.6
    Common shareholders' equity               4,514.4             4,657.5            4,530.4       4,533.9       4,430.7
    Total shareholders' equity                4,674.4             4,817.5            4,690.4       4,693.9       4,590.7
_________________________________________________________________________________________________________________________
PERFORMANCE RATIOS
    Return on average total assets               1.19%               1.28%              1.19%         1.43%         1.43%
    Return on average common equity             16.86               18.26              16.61         19.95         19.77
    Return on average total equity              16.63               17.99              16.38         19.60         19.43
    Efficiency ratio (1)                        63.05               64.12              61.10         57.90         58.43
    Overhead ratio (2)                          51.10               52.36              48.01         44.48         44.87
    Net interest margin                          4.49                4.38               4.60          4.79          4.92
_________________________________________________________________________________________________________________________
CAPITAL RATIOS AT PERIOD-END
    Equity to assets                             6.93%               7.12%              7.03%         7.29%         7.26%
    Tangible equity to tangible assets           5.75                6.02               6.19          6.45          6.42
    Tier I risk-adjusted capital                 7.45                7.96               8.48          8.86          8.77
    Total risk-adjusted capital                 10.82               11.05              11.62         12.07         12.03
    Leverage                                     5.88                6.24               6.63          6.79          6.76
=========================================================================================================================


                                           Six months ended June 30,
(dollars in millions,                    ----------------------------
except per share amounts)                   1995               1994
_____________________________________________________________________
FOR THE PERIOD
    Interest income                     $  2,544.2         $  2,147.6
    Interest expense                       1,234.1              799.2
    Net interest income                    1,310.1            1,348.4
    Provision for loan losses                 38.8               71.8
    Noninterest income                       393.9              454.0
    Noninterest expense                    1,129.4            1,081.5
    Income before income taxes
        and extraordinary item               535.8              649.1
    Income before extraordinary item         372.9              430.4
    Net income                               408.7              430.4
    Net income applicable
        to Common Shares                     400.7              422.4
______________________________________________________________________
PER COMMON SHARE
    Income before extraordinary item    $     1.54         $     1.74
    Net income                                1.69               1.74
    Cash dividends declared                    .72                .64
    Book value at period-end                 19.71              18.17
    Market price:
        High                                 32.13              33.75
        Low                                  24.50              28.88
        Close                                31.38              31.88
   Weighted average
        Common Shares (000)              237,651.3          243,382.6
______________________________________________________________________
AT PERIOD-END
    Loans                               $ 48,093.2         $ 43,157.6
    Earning assets                        60,945.7           57,347.0
    Total assets                          67,481.2           63,359.7
    Deposits                              48,672.2           47,796.2
    Long-term debt                         4,019.6            2,123.6
    Common shareholders' equity            4,514.4            4,430.7
    Total shareholders' equity             4,674.4            4,590.7
______________________________________________________________________
PERFORMANCE RATIOS
    Return on average total assets            1.24%              1.42%
    Return on average common equity          17.55              19.49
    Return on average total equity           17.30              19.16
    Efficiency ratio (1)                     63.58              59.27
    Overhead ratio (2)                       51.72              46.05
    Net interest margin                       4.44               4.97
______________________________________________________________________
CAPITAL RATIOS AT PERIOD-END
    Equity to assets                          6.93%              7.26%
    Tangible equity to tangible assets        5.75               6.42
    Tier I risk-adjusted capital              7.45               8.77
    Total risk-adjusted capital              10.82              12.03
    Leverage                                  5.88               6.76

======================================================================

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

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in the Corporation's yields/rates and average balances for for the quarterly and year-to-date periods from the same periods in the prior year. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 30.

For the second quarter of 1995 net interest income was $681.3 million, down $13.8 million, or 2%, from the same period last year. This decrease resulted from a lower net interest margin which declined by 43 points to 4.49% and more than offset the impact of a $4.3 billion, or 8%, increase in average earning assets. The net interest margin is computed by dividing taxable-equivalent net interest income on an annualized basis by average earning assets.

The reduction in the net interest margin as compared to the year ago quarter was attributable to several factors, including the growth in earning assets (principally new loan originations) at reduced spreads, increased reliance on market-priced funding alternatives with relatively higher interest rates, and actions taken by management during the 1994 fourth quarter and the 1995 first quarter to reduce the Corporation's exposure to changes in interest rates by reconfiguring the balance sheet. These actions, including the sales of certain securities, are more fully described in the following Asset and Liability Management section. After completing the balance sheet reconfiguration, the net interest margin was stable for the remainder of the first quarter and rose 11 basis points during the second quarter of 1995. The second quarter 1995 improvement over the prior quarter reflected the impact of wider loan speads as well as some benefits from certain adjustments, such as interest recovered on nonaccrual loans, recorded during the second quarter.

Average earning assets for the second quarter totaled $60.8 billion, which was $4.3 billion, or 8%, higher than the second quarter 1994 level. This increase was primarily due to a higher level of average loan outstandings, which rose $6.2 billion, or 15%, reflecting the impact of acquisitions as well as internal loan growth. The increase in the loan portfolio was partially offset, however, by a $1.9 billion, or 14%, decline in securities (including both investment securities and securities available for sale) due in large part to sales associated with the balance sheet reconfiguration. Average earning assets comprised 91% of average total assets during both the second quarter of 1995 and the second quarter of 1994.

The Corporation uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $9.6 billion at June 30, 1995, from $10.5 billion at year-end 1994. For the second quarter of 1995, interest rate swaps reduced net interest income and the net interest margin by $3.0 million and 2 basis points, respectively. During the same period in 1994 interest rate swaps contributed $33.6 million to net interest income and added 24 basis points to the net interest margin. The impact in both periods reflected the spread on the swap portfolio as well as the amortization of deferred gains and losses from terminated swaps. The manner in which interest rate swaps are used in the Corporation's overall program of asset and liability management is described in the following Asset and Liability Management section.

FIGURE 3. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                      SECOND QUARTER 1995                 First Quarter 1995
                                               _____________________________________________________________________
                                                AVERAGE                  YIELD/      Average                  Yield/
(dollars in millions)                           BALANCE      INTEREST     RATE       Balance      Interest     Rate
____________________________________________________________________________________________________________________
ASSETS
Loans (1)(2):
   Commercial, financial and agricultural      $11,350.2     $  269.4     9.52%     $10,513.9     $  232.5     8.97%
   Real estate                                  22,518.9        497.1     8.85       22,111.9        477.5     8.76
   Consumer                                      9,886.0        244.2     9.91        9,788.5        236.9     9.81
   Student loans held for sale                   2,156.4         49.7     9.24        2,120.8         45.8     8.77
   Lease financing                               2,340.4         39.3     6.71        2,282.3         38.7     6.78
   Foreign                                          53.5          1.0     7.63           70.6           .9     5.31
____________________________________________________________________________________________________________________
     Total loans                                48,305.4      1,100.7     9.14       46,888.0      1,032.3     8.85
Mortgage loans held for sale                       194.5          3.9     8.02          243.0          4.5     7.35
Taxable investment securities                    8,578.9        142.9     6.66        8,665.9        144.7     6.68
Tax-exempt investment securities (1)             1,559.2         33.3     8.54        1,565.3         33.2     8.49
____________________________________________________________________________________________________________________
     Total investment securities                10,138.1        176.2     6.95       10,231.2        177.9     7.05
Securities available for sale (1)                1,423.5         22.3     6.02        1,623.0         26.6     6.06
Interest-bearing deposits with banks                46.4           .5     4.32          414.2          6.5     6.41
Federal funds sold and securities
   purchased under resale agreements               526.5          7.9     6.04          711.9         10.3     5.87
Trading account assets                             154.7          2.3     6.08          146.1          2.3     6.35
____________________________________________________________________________________________________________________
     Total short-term investments                  727.6         10.7     5.94        1,272.2         19.1     6.10
____________________________________________________________________________________________________________________
     Total earning assets                       60,789.1      1,313.8     8.66       60,257.4      1,260.4     8.47
Allowance for loan losses                         (869.1)                              (853.4)
Other assets                                     7,030.2                              7,054.9
____________________________________________________________________________________________________________________
                                               $66,950.2                            $66,458.9
                                               =========                            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                  $ 7,057.7         65.8     3.74       $7,144.7         62.4     3.54
Savings deposits                                 6,594.4         43.7     2.66        6,948.6         46.9     2.74
NOW accounts                                     5,477.6         28.1     2.06        5,505.2         27.7     2.04
Certificates of deposit ($I00,000 or more)       3,508.1         56.9     6.50        3,387.9         48.7     5.83
Other time deposits                             14,947.5        195.3     5.24       13,789.4        179.2     5.27
Deposits in foreign offices                      2,520.4         49.5     7.88        3,321.2         48.3     5.90
____________________________________________________________________________________________________________________
     Total interest-bearing deposits            40,105.7        439.3     4.39       40,097.0        413.2     4.18
Federal funds purchased and securities
   sold under repurchase agreements              5,036.8         72.2     5.75        5,502.6         76.5     5.64
Other short-term borrowings                      3,686.4         56.6     6.16        3,298.9         49.8     6.12
Long-term debt (3)                               3,874.9         64.4     6.77        3,612.9         62.1     7.01
____________________________________________________________________________________________________________________
     Total interest-bearing liabilities         52,703.8        632.5     4.82       52,511.4        601.6     4.65
Noninterest-bearing deposits                     8,007.2                              7,955.9
Other liabilities                                1,441.6                              1,263.8
Preferred stock                                    160.0                                160.0
Common shareholders' equity                      4,637.6                              4,567.8
____________________________________________________________________________________________________________________
                                               $66,950.2                            $66,458.9
                                               =========                            =========
Interest rate spread                                                      3.84                                 3.82
____________________________________________________________________________________________________________________
Net interest income (TE) and net
   interest margin (TE)                                      $  681.3     4.49%                   $  658.8     4.38%
                                                             ========     ====                    ========     ====
Taxable-equivalent adjustment (1)                               $15.0                                $15.0
____________________________________________________________________________________________________________________

(1) Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate.
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(3) Rate calculation excludes ESOP debt.
TE = Taxable Equivalent

       Fourth Quarter 1994                             Third Quarter 1994                         Second Quarter 1994
_______________________________________________________________________________________________________________________________
 Average                        Yield/         Average                       Yield/      Average                        Yield/
 Balance          Interest       Rate          Balance         Interest       Rate       Balance           lnterest      Rate
_______________________________________________________________________________________________________________________________


$ 9,935.9         $  219.2       8.75%        $10,171.1         $227.9        8.89%      $ 9,453.5         $  213.5       9.06%
 21,316.8            448.2       8.34          20,241.9          417.5        8.18        19,657.5            389.1       7.94
  9,894.1            236.6       9.49           9,565.7          225.4        9.35         9,533.4            222.9       9.38
  1,595.7             31.7       7.89           1,577.4           30.0        7.53         1,526.0             25.0       6.55
  2,148.7             36.6       6.80           1,985.7           33.9        6.83         1,851.6             31.1       6.71
     78.9               .4       2.10              74.4            1.1        5.98            70.2              1.0       5.86
_______________________________________________________________________________________________________________________________
 44,970.1            972.7       8.58          43,616.2          935.8        8.51        42,092.2            882.6       8.41
    412.3              8.2       7.91             463.5            9.1        7.87           866.1             15.4       7.13
  8,828.6            146.2       6.62           8,184.0          131.7        6.44         7,495.2            128.5       6.86
  1,561.5             33.7       8.63           1,433.0           33.1        9.24         1,693.9             34.2       8.09
_______________________________________________________________________________________________________________________________
 10,390.1            179.9       6.87           9,617.0          164.8        6.86         9,189.1            162.7       7.08
  2,844.0             43.2       5.75           3,890.5           53.9        5.51         4,297.7             55.8       5.14
     33.1               .5       6.49              27.5             .3        3.55            41.3               .3       2.89

     61.7               .8       4.88              92.8            1.0        4.64            39.5               .5       4.21
     97.1              1.5       6.02              15.9             .2        4.66            11.0               .1       4.48
_______________________________________________________________________________________________________________________________
    191.9              2.8       5.74             136.2            1.5        4.42            91.8               .9       3.65
_______________________________________________________________________________________________________________________________
 58,808.4          1,206.8       8.12          57,723.4        1,165.1        8.01        56,536.9          1,117.4       7.93
   (827.1)                                       (822.2)                                    (819.6)
  6,632.0                                       6,537.4                                    6,441.9
_______________________________________________________________________________________________________________________________
$64,613.3                                     $63,438.6                                  $62,159.2
=========                                     =========                                  =========

$ 7,119.0             56.4       3.15         $ 7,218.3           50.5        2.78        $7,252.3             46.8       2.59
  7,262.9             49.9       2.73           7,683.9           52.8        2.73         7,948.6             51.6       2.60
  5,511.0             27.6       1.99           5,529.6           27.0        1.94         5,622.9             26.0       1.86
  3,164.9             42.8       5.37           3,030.5           39.4        5.16         2,914.4             32.7       4.49
 12,846.3            152.2       4.70          12,256.3          137.4        4.45        12,165.4            129.9       4.28
  2,972.2             38.3       5.11           3,407.3           38.7        4.51         2,993.7             28.4       3.80
_______________________________________________________________________________________________________________________________
 38,876.3            367.2       3.75          39,125.9          345.8        3.51        38,897.3            315.4       3.25

  5,857.9             73.9       5.00           6,295.9           70.2        4.43         6,240.0             60.5       3.89
  2,850.6             38.1       5.31           2,052.9           24.0        4.63         1,363.0             14.6       4.31
  3,001.6             47.3       6.46           2,144.3           31.1        6.01         2,020.0             31.8       6.52
_______________________________________________________________________________________________________________________________
 50,586.4            526.5       4.14          49,619.0          471.1        3.77        48,520.3            422.3       3.50
  8,238.9                                       8,083.0                                    8,055.1
  1,095.2                                       1,094.9                                    1,006.0
    160.0                                         160.0                                      160.0
  4,532.8                                       4,481.7                                    4,417.8
_______________________________________________________________________________________________________________________________
$64,613.3                                     $63,438.6                                  $62,159.2
=========                                     =========                                  =========
                                 3.98                                         4.24                                        4.43
_______________________________________________________________________________________________________________________________

                  $  680.3       4.60%                        $  694.0        4.79%                        $  695.1       4.92%
                  ========       ====                         ========        ====                         ========       ====
                     $15.0                                       $14.4                                        $14.8
_______________________________________________________________________________________________________________________________

FIGURE 4.  COMPONENTS OF NET INTEREST INCOME CHANGES
(in millions)

                                                From Three Months Ended June 30, 1994        From Six Months Ended June 30, 1994
                                                 To Three Months Ended June 30, 1995          To Six Months Ended June 30, 1995
                                                -------------------------------------       --------------------------------------
                                                Average        Yield/           Net         Average         Yield/           Net
                                                Volume          Rate          Change        Volume           Rate           Change
                                                ------         ------         ------        -------        -------         -------
INTEREST INCOME
Loans                                           $137.4         $ 80.7         $218.1        $ 281.1         $140.5         $421.6
Mortgage loans held for sale                     (13.2)           1.7          (11.5)         (29.4)           4.0          (25.4)
Taxable investment securities                     18.1           (3.7)          14.4           60.4           (1.9)          58.5
Tax-exempt investment securities                  (2.7)           1.8           (0.9)          (4.2)           1.3           (2.9)
Securities available for sale                    (43.2)           9.7          (33.5)        (101.1)          19.0          (82.1)
Short-term investments                             9.0            0.8            9.8           25.2            2.3           27.5
                                                ------         ------         ------        -------        -------         -------
     Total interest income                       105.4           91.0          196.4          232.0          165.2          397.2

INTEREST EXPENSE
Money market deposit accounts                     (1.3)          20.3           19.0           (1.6)          40.0            38.4
Savings deposits                                  (9.0)           1.1           (7.9)         (15.4)           3.9           (11.5)
NOW accounts                                      (0.7)           2.8            2.1           (1.1)           5.5             4.4
Certificates of deposit
      ($100,000 or more)                           7.6           16.6           24.2           14.1           27.5            41.6
Other time deposits                               33.1           32.3           65.4           52.2           68.1           120.3
Deposits in foreign offices                       (5.1)          26.2           21.1            1.5           46.3            47.8
                                                ------         ------         ------        -------        -------         -------
     Total interest-bearing deposits              24.6           99.3          123.9           49.7          191.3           241.0
Federal funds purchased and
     securities sold under
     repurchase agreements                       (13.3)          25.0           11.7           (6.6)          55.8            49.2
Other short-term borrowings                       33.5            8.5           42.0           58.8           18.8            77.6
Long-term debt                                    30.7            1.9           32.6           62.4            4.7            67.1
                                                ------         ------         ------        -------        -------         -------
     Total interest expense                       75.5          134.7          210.2          164.3          270.6           434.9
                                                ------         ------         ------        -------        -------         -------
     Net interest income                        $ 29.9         $(43.7)        $(13.8)       $  67.7        $(105.4)        $ (37.7)
                                                ======         ======         ======        =======        =======         =======

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

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of pro forma 100 and 200 basis point changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure. ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than an estimated 2% impact on net interest income from what net interest income would have been if interest rates did not change. As discussed in the following Recent Management Actions section, the Corporation is well within these guidelines, largely as a result of actions taken during the fourth quarter of 1994 and the first quarter of 1995.

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

Implementation of the balance sheet reconfiguration plans began during the fourth quarter of 1994 with the sale of $877.7 million of securities with an aggregate weighted average yield of 5.67%. This was followed by the first quarter 1995 sale of $1.2 billion of securities with an aggregate weighted average yield of 6.24%. In addition, over these two quarters the Corporation executed $2.1 billion of portfolio interest rate swaps that received a variable rate and paid a fixed rate, and terminated $1.6 billion of portfolio interest rate swaps that received a fixed rate and paid a variable rate. During the fourth quarter of 1994 and the first quarter of 1995, the Corporation also issued fixed-rate debt totaling $245.0 million.

The actions taken during the fourth quarter reduced the Corporation's estimated liability-sensitive position to within the ALCO guidelines, while the additional actions taken during the first quarter of 1995 further reduced the Corporation's liability-sensitive position such that a gradual 200 basis point increased in interest rates over the next twelve-month period would have an approximate 1% negative impact on net interest income, according to the simulation model. While these actions reduced the Corporation's exposure to changes in short-term interest rates, net interest income and the net interest margin were negatively impacted due to increased reliance on fixed-rate market priced funding at higher interest rates.

At the end of the second quarter of 1995 the Corporation initiated its first securitization of indirect auto loans in the amount of $299 million and arranged to sell approximately $500 million of residential mortgage loans. These transactions, which involve lower spread assets, closed in July. Although they did not impact second quarter earnings, they will contribute to improving loan spreads and increasing capital flexibility in future periods.

Interest Rate Swap Contracts
The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation' earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. In addition to the Corporation's securities portfolio, management has utilized interest rate risk by modifying the repricing or maturity characteristics of specified on-blance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decisions to use portfolio interest rate swaps versus on-balance sheet securities to manage interest rate risk have depended on various factors, including funding costs, liquidity, and capital requirements. As summarized in Figure 5, the Corporation's portfolio swaps totaled $9.6 billion at June 30, 1995, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate.

FIGURE 5. INTEREST RATE SWAP PORTFOLIO
(dollars in millions)

                                              JUNE 30, 1995                                   December 31, 1994
                                     --------------------------------     WEIGHTED AVERAGE    ---------------------
                                     NOTIONAL      FAIR      MATURITY(1)   ---------------    Notional        Fair
                                      AMOUNT       VALUE      (YEARS)       RECEIVE    PAY     Amount        Value
                                     ---------    -------     -------       -------    ----    --------    --------
Receive fixed/pay variable -
      indexed amortizing             $ 4,430.8     $(24.7)      3.8          6.81%      6.12%  $5,786.6     $(341.7)
Receive fixed/pay variable -
      conventional                     2.716.2       37.0       7.0          6.64       6.18    3,010.2      (199.6)
Pay fixed/receive variable -
      conventional                     2,486.5      (33.2)      1.0          6.22       7.44    1,456.5        11.5
Basis swaps                                 --         --        --            --          -      200.0         0.1
                                     ---------      -----                                     ---------     -------
          Total portfolio swaps        9,633.5      (20.9)      4.0          6.61       6.48   10,453.3      (529.7)
Customer swaps                         1,824.2        3.6       3.6          6.65       6.69    1,248.3         2.0
                                     ---------      -----                                     ---------     -------
          Total interest rate swaps  $11,457.7     $(17.3)      3.9          6.62%      6.51% $11,701.6     $(527.7)
                                     =========      =====                                     =========     =======

(1) Maturity is based upon expected average lives rather than contractual terms.


Conventional interest rate swap contracts involve the receipt of amounts based on fixed or variable rates in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. Under basis swap contracts, interest payments based on different floating indices are exchanged. At June 30, 1995, the Corporation was not party to any forward-starting swaps, which are interest rate swaps with contractual terms that commence at a specified future date.

In addition to portfolio swaps, the Corporation has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps with third parties. These offsetting swaps are also included in the customer swap portfolio. Adjustments to fair values of customer swaps are included in noninterest income. The $1.8 billion notional amount of customer swaps presented in Figure 5 includes $829.6 million of interest rate swaps that receive a fixed rate and pay a variable rate and $988.4 million of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $11.5 billion at June 30, 1995, $11.7 billion at December 31, 1994, and $10.3 billion at June 30, 1994. The weighted average rates presented in Figure 5 are those in effect at June 30, 1995. Portfolio interest rate swaps reduced net interest income and the net interest margin by $3.0 million and 2 basis points, respectively, during the second quarter of 1995. These reductions reflected the amortization of net deferred losses from swap terminations, which more than offset the impact of a positive spread on the swap portfolio. As of June 30, the spread on portfolio interest rate swaps, which excludes the amortization of net deferred swap losses, provided a slightly positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 13 basis points). The portfolio had an aggregate negative fair value of $(20.9) million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate interest rates using the applicable forward yield curve. The estimated fair value of the Corporation's total interest rate swap portfolio improved substantially during the first half of 1995 from a negative fair value of $(527.7) million at December 31, 1994. The improvement in fair value over the past six months reflected the financial markets' expectations for a decline in future interest rates. In addition, since the end of last year, swaps with an aggregate notional amount of $1.3 billion were terminated, resulting in net deferred losses of $57.8 million. Such losses are amortized, generally, over the projected remaining life of the related swap contract at its termination.

A summary of the Corporation's deferred swap gains and losses at June 30, 1995, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13 of this report. Each swap was terminated in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is strategically integrated with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the first half of 1995 are summarized in Figure 6.


FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE SIX MONTHS ENDED JUNE 30, 1995 (in millions)

                                                     Receive Fixed
                                            -----------------------------                                           Total
                                             Indexed                            Pay Fixed-         Basis           Portfolio
                                            Amortizing       Conventional      Conventional        Swaps             Swaps
                                            ----------       ------------      ------------        ------          ---------
Balance at beginning of year                 $5,786.6          $3,010.2          $1,456.5          $200.0          $10,453.3
Additions                                         ---             200.0           1,030.0             ---            1,230.0
Maturities                                        ---             494.0               ---           200.0              694.0
Terminations                                  1,300.0               ---               ---             ---            1,300.0
Amortization                                     55.8               ---               ---             ---               55.8
                                             --------          --------          --------           ------          --------
Balance at end of period                     $4,430.8          $2,716.2          $2,486.5             ---           $9,633.5
                                             ========          ========          ========           ======          ========

A summary of the notional and fair values of portfolio swaps by interest rate management strategy at June 30, 1995, is presented in Figure 7. In effect, the fair value at any given date represents the estimated net cost which would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense of the asset or liability being managed.


FIGURE 7. PORTFOLIO SWAPS BY INTEREST RATE MANAGEMENT STRATEGY
(in millions)

                                                      JUNE 30, 1995            December 31, 1994              June 30, 1994
                                               --------------------       ----------------------       ---------------------
                                               NOTIONAL       FAIR         Notional        Fair        Notional        Fair
                                                AMOUNT        VALUE         Amount        Value         Amount        Value
                                               --------      ------       ---------      -------       --------      -------
Convert variable rate loans to fixed           $5,530.8      $(29.9)      $ 7,146.6      $(470.6)      $6,510.0      $(309.6)
Convert fixed rate liabilities to variable      1,616.2        42.2         1,650.2        (70.7)       1,560.7        (28.7)
Convert variable rate liabilities to fixed      2,486.5       (33.2)        1,456.5         11.5          356.5          4.1
Other                                               ---         ---           200.0          0.1          575.0         (3.9)
                                               --------      ------       ---------      -------       --------      -------
     Total portfolio swaps                     $9,633.5      $(20.9)      $10,453.3      $(529.7)      $9,002.2      $(338.1)
                                               ========      ======       =========      =======       ========      =======

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

At June 30, 1995, the Corporation had 19 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, the Corporation had an aggregate credit exposure of $39.0 million to only nine, with the largest credit exposure to an individual counterparty amounting to $19.9 million. The expected average maturities of the portfolio swaps at June 30, 1995, are summarized in Figure 8.

FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT JUNE 30, 1995 (in millions)

                                                  Receive Fixed
                                        ----------------------------------                                      Total
                                          Indexed                                      Pay Fixed-             Portfolio
                                        Amortizing            Conventional           Conventional               Swaps
                                        ----------            ------------           ------------             ---------
Due in one year or less                  $  314.1               $   50.0               $1,250.0               $1,614.1
Due after one through five years          3,918.6                  591.2                1,236.5                5,746.3
Due after five through ten years            198.1                2,075.0                    ---                2,273.1
                                         --------               --------               --------               --------
    Total portfolio swaps                $4,430.8               $2,716.2               $2,486.5               $9,633.5
                                         ========               ========               ========               ========


NONINTEREST INCOME

As shown in Figure 9, noninterest income totaled $222.9 million for the second quarter of 1995, down $4.5 million, or 2%, from the same period last year. Primary categories contributing to the decline in noninterest income were mortgage banking income and special asset management fees, which decreased by $15.1 million and $4.9 million, respectively. The decrease in mortgage banking income resulted from the March 1995, sale of the residential mortgage loan servicing business, while the reduction in special asset management fees reflected the decrease in the level of activity associated with loan collection and asset disposition work performed under contracts with the Federal Deposit Insurance Corporation. All of these contracts will have expired by the end of the third quarter of this year. The decreases referred to above were partially offset by a $3.9 million increase in trust and asset management income and a $1.7 million increase in service charges on deposit accounts. The increase in trust and asset management income was due, in large part, to the April 5, acquisition of Spears Benzak, which is more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report. In addition, miscellaneous income rose by $10.2 million, as a result of increases in various categories of operating income. The completion of seven acquisitions, including Spears Benzak, since March 1994, had a positive overall impact on noninterest income relative to the second quarter of last year.

For the first six months of 1995, noninterest income totaled $393.9 million, down $60.1 million, or 13%, from the first half of last year. Included in 1995 results were net securities losses of $49.3 million recorded in the first quarter in connection with efforts to reconfigure the balance sheet in order to reduce interest rate risk. As shown in Figure 9, other significant year-to-date declines from the prior year occurred in mortgage banking income, and insurance and brokerage income, which decreased by $22.2 million and $4.1 million, respectively. The reduction in mortgage banking income resulted from the sale of the mortgage loan servicing business referred to above. Insurance and brokerage income was down primarily due to lower commissions from the sales of various types of insurance and lower brokerage commissions from the sales of mutual funds. These decreases were partially offset by a $5.1 million increase in service charges on deposit accounts, reflecting the repricing of fees by certain affiliate banks, improved collections experience and a higher deposit base. In addition, miscellaneous income rose by $18.1 million due to higher gains from student loan sales and increases in a number of other categories of operating income. Eight acquisitions completed since February 1994, also had a positive impact on noninterest income in comparison with the 1994 year-to-date period.

During the third quarter of 1994, certain fees generated by the mortgage banking business were reclassified from other noninterest income to mortgage banking income. This reclassification was also made to prior period amounts to conform to the current period presentation. The amount of the fees reclassified totaled $3.1 million for the second quarter of 1994 and $8.4 million for the six-month period ended June 30, 1994. Total noninterest income, as previously reported, did not change.

FIGURE 9.  NONINTEREST INCOME
(dollars in millions)

                                 Three months ended June 30,          Change          Six months ended June 30,       Change
                                 ---------------------------    ------------------    -------------------------   ------------------
                                        1995       1994         Amount     Percent         1995       1994        Amount     Percent
                                       ------     ------        ------     -------        ------      ------      ------     -------
Service charges on deposit accounts     $70.1      $68.4          $1.7         2.5 %       $135.8      $130.7        $5.1      3.9 %
Trust and asset management income        59.5       55.6           3.9         7.0          112.2       112.6         (.4)     (.4)
Credit card fees                         20.6       18.9           1.7         9.0           37.3        35.6         1.7      4.8
Insurance and brokerage income           14.6       15.4           (.8)       (5.2)          27.3        31.4        (4.1)   (13.1)
Mortgage banking income                   7.5       22.6         (15.1)      (66.8)          25.2        47.4       (22.2)   (46.8)
Net securities gains (losses)             2.5         .6           1.9         N/M          (42.4)        7.0       (49.4)     N/M
Other income:
     International fees                   4.3        3.5            .7        19.4            8.9         8.6          .3      3.5
     Special asset management fees        1.9        6.8          (4.9)      (72.1)           4.6         9.0        (4.4)   (48.9)
     Venture capital gains                1.2        5.0          (3.8)      (76.0)           4.6         9.4        (4.8)   (51.1)
      Miscellaneous                      40.7       30.6          10.2        33.4           80.4        62.3        18.1     29.1
                                       ------      -----          ----                      -----      ------      ------
            Total other income           48.1       45.9           2.2         4.8           98.5        89.3         9.2     10.3
                                       ------      -----          ----                      -----      ------      ------
            Total noninterest income   $222.9     $227.4         $(4.5)       (2.0)%       $393.9      $454.0      $(60.1)   (13.2)%
                                       ======     ======          ====                     ======      ======      ======

N/M = Not Meaningful



NONINTEREST EXPENSE

As shown in Figure 10, noninterest expense for the second quarter of 1995 totaled $568.6 million, up $29.9 million, or 6%, from the second quarter of 1994. This increase reflected the impact of eight acquisitions completed since February 1994, and approximately $7 million of additional expenses recorded during the second quarter of 1995 in connection with the implementation of several strategic initiatives. Partially offsetting these factors was the overall reduction in costs (primarily personnel) resulting from the March 1995, sale of the mortgage loan servicing business. Personnel expense, the largest category of noninterest expense, increased $6.3 million, due in large part to the impact of the acquisitions and the resulting increase in the number of full-time equivalent employees. The $5.8 million increase in the amortization of intangibles was also related to the acquisitions, while the $6.3 million growth in professional fees included most of the $7 million of incremental costs incurred in connection with the strategic initiatives. Miscellaneous expense rose $14.1 million, reflecting the impact of acquisitions as well as higher loan servicing fees due to the sale of the mortgage loan servicing business. The above increases were partially offset by decreases in OREO expense and net occupancy expense of $3.8 million and $1.3 million, respectively. The decline in net occupancy expense was primarily due to the sale of the mortgage loan servicing business.

Noninterest expense totaled $1.1 billion for the first six months of 1995, up $47.9 million, or 4%, from the comparable 1994 period. Increases in personnel expense ($15.7 million), amortization of intangibles ($9.8 million), professional fees ($6.4 million), and miscellaneous expense ($16.8 million) were partially offset by decreases in OREO expense and net occupancy expense of $2.9 million and $2.6 million, respectively. The same factors which contributed to the variance in quarterly results relative to the prior year also accounted for the year-to-date variances summarized above.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 63.05% for the second quarter compared with 64.12% and 58.43% for the first quarter of 1995 and the second quarter of 1994, respectively. The increase in the efficiency ratio relative to the prior year period reflected the reduction in revenues as well as the increase in noninterest expense.

FIGURE 10.  NONINTEREST EXPENSE
(dollars in millions)

                               Three months ended June 30,        Change          Six months ended June 30,         Change
                               ---------------------------  ------------------    -------------------------    -----------------
                                      1995       1994       Amount     Percent        1995          1994       Amount    Percent
                                     ------    ------       ------     -------       ------       --------     ------    -------
                                     C>
Personnel                            $270.6     $264.3        $ 6.3        2.4%      $ 550.5      $ 534.8       $15.7        2.9%
Net occupancy                          51.9       53.2         (1.3)      (2.4)        106.1        108.7        (2.6)      (2.4)
Equipment                              39.2       39.6          (.4)      (1.0)         79.1         79.5         (.4)       (.5)
FDIC insurance assessments             25.9       24.8          1.1        4.4          51.4         48.8         2.6        5.3
Amortization of intangibles            19.6       13.8          5.8       42.0          36.1         26.3         9.8       37.3
Professional fees                      17.8       11.5          6.3       54.8          30.4         24.0         6.4       26.7
Other expense:
      Marketing                        17.2       15.4          1.8       11.7          33.2         30.7         2.5        8.1
      OREO  expense, net (1)           (1.4)       2.4         (3.8)       N/M            .8          3.7        (2.9)     (78.4)
      Miscellaneous                   127.8      113.7         14.1       12.4         241.8        225.0        16.8        7.5
                                     ------     ------        -----                ---------     --------       -----
        Total other expense           143.6      131.5         12.1        9.2         275.8        259.4        16.4        6.3
                                     ------     ------        -----                ---------     --------       -----
        Total noninterest expense    $568.6     $538.7        $29.9        5.6%     $1,129.4     $1,081.5       $47.9        4.4%
                                     ======     ======        =====                =========     ========       =====

Full-time equivalent employees       29,233     29,810                                29,233       29,810
Efficiency ratio (2)                  63.05%     58.43%                                63.58%       59.27%
Overhead ratio (3)                    51.10      44.87                                 51.72        46.05


(1) OREO expense is net of income of $1.2 million and $1.1 million for the second quarter of 1995 and 1994 respectively, and
    $2.4 million and $2.0 million for the 1995 and 1994 year-to-date periods, respectively.

(2) Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(3) Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

N/M = Not Meaningful



INCOME TAXES

The provision for income taxes was $101.3 million for the three-month period ended June 30, 1995, as compared to $112.3 million for the same period in 1994. The effective tax rate (provision for income taxes as a percentage of income before income taxes and extraordinary item) for the 1995 second quarter was 33.7% compared to 33.6% for the second quarter of 1994. For the first six months of 1995, the provision for income taxes was $162.9 million compared with $218.7 million for the first half of 1994. The effective tax rate in each of these periods was 30.4% and 33.7%, respectively. This decrease in the year-to-date effective tax rate was attributable to the recognition during the first quarter of 1995 of one-time tax benefits totaling $16.0 million related to acquisitions made in years prior to 1992.


FINANCIAL CONDITION

LOANS

At June 30, 1995, total loans outstanding were $48.1 billion, compared to $46.2 billion at December 31, 1994, and $43.2 billion at June 30, 1994. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10 of this report. The $1.9 billion growth from the December 31, 1994, level was the result of increases of $1.1 billion in commercial loans, $561.4 million in real estate loans (moderated by a $44.6 million decrease in residential mortgages), $358.0 million in student loans held for sale and $122.4 million in lease financing. The decrease in residential mortgage loans was the result of a transfer of $500 million of seasoned 15 and 30 year residential mortgages to the held for sale portfolio. Growth in the above categories was partially offset by a $294.7 million decrease in consumer loans. As shown in Figure 11, loan growth, excluding the impact of acquisitions and sales, was achieved principally in the Northeast and Great Lakes regions. The acquired loan growth resulted from the acquisitions of OMNIBANCORP in the Rocky Mountain Region and Casco Northern Bank, National Association and BANKVERMONT Corporation in the Northeast Region. Additional detail pertaining to these acquisitions is presented in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report.


FIGURE 11.  PERIOD-END LOAN GROWTH BY REGION FOR THE SIX MONTHS ENDED JUNE 30, 1995
(dollars in millions)

                       December 31,                             Other      June 30,      Percent
                              1994    Acquired    Sold (1)   Activity         1995       Change
                         ---------    --------    -------    --------    ---------       ------
Northeast Region         $12,621.6    $1,162.2    $ 10.5    $  343.0     $14,116.3         11.8 %
Great Lakes Region        20,909.0         ---     771.5       750.3      20,887.8          (.1)
Rocky Mountain Region      3,317.3       215.3       3.9       197.1       3,725.8         12.3
Northwest Region           9,270.2        ---         .2        19.9       9,289.9           .2
Financial Services           106.6        ---        ---       (33.2)         73.4        (31.1)
                         ---------    --------    ------    --------     ---------       ------
      Total              $46,224.7    $1,377.5    $786.1    $1,277.1     $48,093.2          4.0 %
                         =========    ========    ======    ========     =========       ======

(1) Includes mortgage loans transferred to the held for sale portfolio.


SECURITIES

At June 30, 1995, the securities portfolio totaled $11.3 billion, consisting of $1.4 billion of securities available for sale and $9.9 billion of investment securities. This compares to a total portfolio of $12.8 billion, comprised of $2.5 billion of securities available for sale and $10.3 billion of investment securities, at December 31, 1994. The reduction in the overall portfolio since year end 1994 reflects the first quarter 1995 sale of $1.2 billion of securities with an aggregate weighted-average yield of 6.24%. The sale was part of the balance sheet reconfiguration which is more fully discussed in the Asset and Liability Management section beginning on page 24. At June 30, 1995, shareholders' equity was reduced by $25.3 million, representing the net unrealized loss on securities, net of deferred income taxes. Certain information pertaining to the composition, yields and maturities of the securities available for sale and investment securities portfolios is presented in Figures 12 and 13, respectively.

FIGURE 12. SECURITIES AVAILABLE FOR SALE AT JUNE 30, 1995
(dollars in millions)
                            U.S. Treasury,     States and       Mortgage-                                         Weighted
                              Agencies and      Political          Backed          Other                           Average
                              Corporations   Subdivisions   Securities(1)     Securities              Total       Yield(2)
                            --------------   ------------   -------------     ----------         ----------      ----------
Maturity:
 One year or less                  $245.7          $ 3.2          $   .5           $ 9.3           $  258.7           6.38%
 After one through five years       211.0            9.9            32.8            28.6              282.3           7.09
 After five through ten years         5.8            9.4           849.9            16.6              881.7           6.44
 After ten years                      4.5            3.8              .5             5.0               13.8           7.68
                                 --------       --------        --------        --------           --------
Fair value                         $467.0          $26.3          $883.7           $59.5           $1,436.5           6.53%
                                 ========       ========        ========        ========           ========

Amortized cost                     $462.3          $28.3          $885.3           $59.2           $1,435.1
Weighted average yield                6.76%         8.02%           6.46%           4.64%              6.53%
Weighted average maturity       1.5 years      6.2 years       7.6 years       8.1 years          6.2 years


(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-
    equivalent basis using the statutory Federal income tax rate of 35%.


FIGURE 13. INVESTMENT SECURITIES AT JUNE 30, 1995
(dollars in millions)

                                 U.S. Treasury,           States and         Mortgage-                                    Weighted
                                   Agencies and            Political            Backed            Other                    Average
                                   Corporations         Subdivisions    Securities (1)       Securities        Total     Yield (2)
                                    -------------        ------------   --------------       ----------    ---------    ----------
Maturity:
  One year or less                      $ 50.1              $  570.1        $  326.8           $142.5       $1,089.5         6.98%
  After one through five years           203.3                 540.9         3,891.3            245.5        4,881.0         6.74
  After five through ten years             4.1                 247.0         1,442.1             43.9        1,737.1         8.12
  After ten years                        293.8                  69.7         1,845.0              2.3        2,210.8         7.15
                                    ----------           -----------    ------------       ----------      ---------
Amortized cost                          $551.3              $1,427.7        $7,505.2           $434.2       $9,918.4         7.11%
                                    ==========           ===========    ============       ==========      =========
Fair value                              $555.0              $1,476.1        $7,476.2           $422.3       $9,929.6
Weighted average yield                    6.86%                8.66%            6.77%            7.58%          7.10%
Weighted average maturity            15.0 years             3.1 years        5.8 years        2.3 years      5.7 years

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

As shown in Figure 14, net loans charged off for the quarterly and year-to-date periods were under the prior year level by $11.3 million, or 36%, and $25.3 million, or 40%, respectively. This improvement came from the commercial, financial and agricultural, real estate construction, real estate mortgage and lease financing portfolios, partially offset by higher net charge-offs in the consumer loan portfolio. As a result of the substantial decline in the level of net loans charged off, the second quarter provision for loan losses was $20.3 million, down $14.7 million, or 42%, from the year-ago quarter. The year-to-date provision was $38.8 million, down $33.0 million, or 46%, from the comparable 1994 period. At June 30, 1995, the Allowance as a percentage of loans outstanding was 1.80%, equal to that at December 31, 1994, but down from 1.89% at June 30, 1994. Although this percentage is not a primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

FIGURE 14.  SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in millions)

                                                        Three months ended June 30,      Six months ended June 30,
                                                        ---------------------------     --------------------------
                                                           1995            1994           1995             1994
                                                        ---------        ---------      ---------        ---------
Average loans outstanding during the period             $48,305.4        $42,092.2      $47,600.0        $41,172.3
Allowance for loan losses at beginning of period            867.1            812.6          830.3            802.7
Loans charged off:
      Commercial, financial and agricultural                 11.7             15.8           20.0             33.4
      Real estate-construction                                ---              2.1            1.1              6.5
      Real estate-mortgage                                    7.5              8.1           13.9             17.5
      Consumer                                               28.7             25.1           55.2             48.9
      Lease financing                                          .8              1.6            1.5              1.8
                                                        ---------        ---------      ---------        ---------
                                                             48.7             52.7           91.7            108.1
Recoveries:
      Commercial, financial and agricultural                 15.2              8.0           27.0             20.7
      Real estate-construction                                 .4               .1             .7               .3
      Real estate-mortgage                                    3.5              2.7            6.8              4.2
      Consumer                                                9.2              9.5           19.0             19.0
      Lease financing                                          .5              1.2            1.0              1.4
                                                        ---------        ---------      ---------        ---------
                                                             28.8             21.5           54.5             45.6
                                                        ---------        ---------      ---------        ---------
Net loans charged off                                       (19.9)           (31.2)         (37.2)           (62.5)
Provision for loan losses                                    20.3             35.0           38.8             71.8
Allowance of acquired companies                               ---              ---           35.1              4.4
Transfer from OREO allowance                                  ---              ---             .5              ---
                                                        ---------        ---------      ---------        ---------
Allowance for loan losses at end of period                 $867.5           $816.4         $867.5           $816.4
                                                        =========        =========      =========        =========
Net loan charge-offs to average loans                         .17%             .30%           .16%             .30%
Allowance for loan losses to period-end loans                1.80             1.89           1.80             1.89
Allowance for loan losses to nonperforming loans           278.88           264.21         278.88           264.21


The composition of nonperforming assets is shown in Figure 15. These assets totaled $366.3 million at June 30, 1995, and represented .76% of loans, OREO and other nonperforming assets compared with $339.8 million, or .73%, atyear-end 1994 and $431.9 million, or 1.00%, at June 30, 1994.

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

Nonperforming assets increased $26.5 million, or 8%, from the end of the prior year as a result of a $55.1 million, or 22%, increase in nonperforming loans, offset in part by a $39.2 million, or 39%, decrease in OREO. The increase in nonperforming loans resulted from acquisitions ($20.2 million), the addition of one large commercial credit ($29.1 million), and a transfer of $19.9 million from OREO, related to the adoption of SFAS No. 114. The decrease in OREO resulted from the SFAS No. 114 transfer and other activity aggregating $19.3 million. On a regional basis, as illustrated in Figure 17, the ratio of nonperforming assets to total loans plus OREO and other nonperforming assets increased in the Northeast and Rocky Mountain Regions, as a result of acquisitions. The ratio in the Great Lakes Region did not change and the ratios for both the Northwest Region and Financial Services improved from the end of the prior year. The higher ratio in the Financial Services sector reflected the disproportionately higher level of nonperforming assets in certain nonbank affiliates, although nonperforming assets in these companies totaled only
$4.3 million at June 30, 1995.

FIGURE 15.  SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(dollars in millions)

                                                        JUNE 30,       December 31,        June 30,
                                                            1995               1994            1994
                                                     -----------       ------------     -----------
Commercial, financial and agricultural                    $123.8              $92.3          $122.9
Real estate - construction                                  12.3               22.0            26.6
Real estate - commercial mortgage                           99.1               82.2            99.5
Real estate - residential mortgage                          55.7               44.7            42.0
Consumer                                                    17.1               11.8            15.5
Lease financing                                              2.3                1.5             1.0
                                                     -----------       ------------     -----------
      Total nonaccrual loans                               310.3              254.5           307.5
Restructured loans                                            .8                1.5             1.5
                                                     -----------       ------------     -----------
      Total nonperforming loans                            311.1              256.0           309.0
Other real estate owned                                     61.1              100.3           148.3
Allowance for OREO losses                                  (11.0)             (21.3)          (30.3)
                                                     -----------       ------------     -----------
      Other real estate owned, net of allowance             50.1               79.0           118.0
Other nonperforming assets                                   5.1                4.8             4.9
                                                     -----------       ------------     -----------
      Total nonperforming assets                          $366.3             $339.8          $431.9
                                                     ===========       ============     ===========

Accruing loans past due 90 days or more                    $66.5              $50.2           $73.8
Nonperforming loans to period-end loans                      .65%               .55%            .72%
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets       .76                .73            1.00

FIGURE 16. SUMMARY OF CHANGES IN NONACCRUAL LOANS
(in millions)

                                              Three months ended June 30,          Six months ended June 30,
                                              --------------------------        ----------------------------
                                               1995                1994           1995                1994
                                              ------             -------        -------              -------
Balance at beginning of period                $302.8              $315.5         $254.5               $329.8
      Loans placed on nonaccrual               100.9                63.6          161.6                125.2
      Charge-offs (1)                          (18.5)              (27.3)         (32.4)               (59.9)
      Payments                                 (51.5)              (25.1)         (70.1)               (54.5)
      Transfers to OREO                         (5.6)               (1.5)         (11.4)                (6.8)
      Loans returned to accrual                (17.8)              (17.7)         (32.0)               (28.1)
      Acquisitions                               ---                 ---           20.2                  1.8
      Transfers from OREO (2)                    ---                 ---           19.9                  ---
                                              ------             -------        -------              -------
Balance at end of period                      $310.3              $307.5         $310.3               $307.5
                                              ======             =======        =======              =======

(1) Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

(2) Represents transfers related to the adoption of SFAS No.114.





FIGURE 17.  NONPERFORMING LOANS AND ASSETS BY REGION

                                                                              Nonperforming Assets to Period-end Loans Plus
                           Nonperforming Loans to Period-end Loans                                         OREO and Other NPA
                        ---------------------------------------------         -----------------------------------------------
                            JUNE 30,    December 31,         June 30,             JUNE 30,      December 31,         June 30,
                                1995            1994             1994                 1995              1994             1994
                        ------------    ------------     ------------         ------------      ------------     ------------
Northeast Region                 .94%            .74%             .90%                1.14%             1.09%            1.43%
Great Lakes Region               .51             .47              .74                  .57               .57              .93
Rocky Mountain Region            .80             .58              .37                  .92               .66              .54
Northwest Region                 .45             .47              .54                  .57               .63              .76
Financial Services              1.42            1.40              .54                 5.66             10.19             9.68
                        ------------    ------------     ------------         ------------      ------------     ------------
      Total                      .65%            .55%             .72%                 .76%              .73%            1.00%
                        ============    ============     ============         ============      ============     ============


FIGURE 18. PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY LOAN TYPE AT JUNE 30, 1995

                               Commercial,                           Real Estate-         Real Estate-
                             Financial and        Real Estate-         Commercial          Residential
                              Agricultural         Construction          Mortgage             Mortgage      Consumer       Total
                             -------------       --------------     -------------        -------------    ----------    --------
Northeast Region                      1.32%                2.55%             2.06%                 .57%          .19%        .94%
Great Lakes Region                     .75                  .88              1.16                  .30           .08         .51
Rocky Mountain Region                 1.65                  .08               .93                  .15           .24         .80
Northwest Region                       .46                  .21               .86                  .42           .16         .45
Financial Services                     ---                  ---               ---                 5.38           .45        1.42
                             -------------       --------------     -------------        -------------    ----------    --------
      Total                            .91%                 .86%             1.37%                 .41%          .14%        .65%
                             =============       ==============     =============        =============    ==========    ========


DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. During the second quarter of 1995, these deposits averaged $42.1 billion and represented 69% of the Corporation's funds supporting earning assets compared with $41.0 billion and 73%, respectively, for the second quarter of 1994. The slight growth in average core deposit dollars reflected the impact of acquisitions, offset in part by the pursuit of other alternatives by consumers. As shown in Figure 3, beginning on page 22, over the past year balances have also moderately shifted from highly liquid money market deposit accounts and savings deposits to the higher yielding certificates of deposit of $100,000 or more and to the "Other time deposits" category which consists primarily of fixed rate certificates of deposit of less than $100,000.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $14.8 billion for the second quarter of 1995, up $1.3 billion, or 9%, from the comparable prior year period. These instruments have been more heavily relied upon in the current year as the growth in earning assets has exceeded the increase in core deposits discussed above. As illustrated in Figure 3, the increase was attributable to growth in large certificates of deposit and other short-term borrowings, principally short-term notes.


FIGURE 19. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT JUNE 30, 1995
(in millions)

                                             Domestic                     Foreign
                                              Offices                     Offices
                                           ----------                  ----------
Time remaining to maturity:
     Three months or less                    $2,064.3                    $2,330.3
     Over three through six months              675.0                         ---
     Over six through twelve months             611.7                         ---
     Over twelve months                         699.7                         ---
                                           ----------                  ----------
          Total                              $4,050.7                    $2,330.3
                                           ==========                  ==========

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

In the first quarter of 1995, the Corporation's $5 billion Bank Note Program which involved four affiliate banks was expanded to allow issuances of up to $6.6 billion, covering eleven affiliate banks. During the first six months of 1995, $825.0 million was issued under this program. All of the notes issued have maturities of one year or less and are included in other short-term borrowings. In addition to these short-term borrowings, Society National Bank, KeyCorp's lead bank, issued $200 million in long-term 7.25% subordinated notes. Under KeyCorp's universal shelf registration, the parent company issued $308.0 million in Medium-Term Notes during the first six months of 1995. These notes have original maturities in excess of one year and are included in long-term debt. During April 1995, KeyCorp registered with the SEC an additional shelf of $845 million. The proceeds from these programs are to be used to fund acquisitions and for general corporate purposes in the ordinary course of business.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has no lines of credit with other financial institutions, but has ready access to the capital markets as a result of its favorable debt ratings which, at June 30, 1995, were as follows:

                           Senior Long-Term Debt      Subordinated Debt
                           ---------------------      -----------------
Standard & Poor's                   A-                       BBB+
Moody's                             A1                         A2


Further information pertaining to the Corporation's sources and uses of cash for the six-month periods ended June 30, 1995 and 1994, is presented in the Consolidated Statements of Cash Flow on page 6 of this report.


CAPITAL AND DIVIDENDS

Total shareholders' equity at June 30, 1995, was $4.7 billion, down $16.0 million, or less than 1%, from the December 31, 1994, balance, but up $83.7 million, or 2%, from the end of the second quarter of 1994. The decrease from year end 1994 is due to a $336.5 million increase in Treasury Shares, resulting from the share repurchase programs discussed below. The increase from June 1994, resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first six months of 1995 are shown in the Statement of Changes in Shareholders' Equity presented on page 5 of this report. Included in these changes are net unrealized gains of $89.9 million on securities, reducing the net unrealized losses on securities to $25.3 million as of June 30,1995. These net unrealized losses were recorded in connection with SFAS No. 115, "Accounting for Certain Debt and Equity Securities."

In January 1995, the Board of Directors approved a 12,000,000 Common Share repurchase program, representing an addition to previously existing programs
which had authorized the repurchase of up to 8,000,000 Common Shares.   In
addition, later during the first quarter of 1995, the Board of Directors authorized the repurchase of approximately 13,200,000 shares in connection with the acquisitions of AFG and Spears Benzak. During the first six months of 1995, the Corporation repurchased 18,162,000 shares at a total cost of $524.2 million, bringing the total number of shares repurchased under these programs to 25,744,700. These shares were reissued in connection with purchase acquisitions and various employee benefit programs, or are expected to be reissued in connection with the acquisition of AFG and employee benefit programs. During the first half of 1995, treasury shares totaling 5,953,559 were issued in connection with the acquisitions of OMNIBANCORP and Spears Benzak and 878,064 shares were issued for employee benefit plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, the Corporation's capital position remains strong with a ratio of total shareholders' equity to total assets of 6.93% at June 30, 1995, compared to 7.03% at December 31, 1994, and 7.26% at June 30, 1994. Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at June 30, 1995, were 7.45% and 10.82%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At June 30, 1995, KeyCorp's leverage ratio was 5.88%, substantially higher than the minimum requirement. Figure 20 presents the details of KeyCorp's regulatory capital position at June 30, 1995, December 31, 1994, and June 30, 1994.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Although these provisions are not directly applicable to the Corporation under existing law and regulations, based upon its ratios the Corporation would qualify as "well capitalized" at June 30, 1995.
All of KeyCorp's affiliate banks qualify as "well-capitalized" at June 30, 1995. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

FIGURE 20.  CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS
(dollars in millions)

                                                         JUNE 30,    December 31,        June 30,
TIER I CAPITAL                                               1995            1994           1994
                                                        ---------       ---------      ---------
      Common shareholders' equity (1)                    $4,539.8        $4,640.0        $4513.1
      Qualifying preferred stock                            160.0           160.0          160.0
      Less: Goodwill                                       (660.5)         (418.5)        (372.0)
                Other intangible assets (2)                (146.8)         (140.0)        (140.1)
                                                        ---------       ---------      ---------
          Total Tier I Capital                            3,892.5         4,241.5        4,161.0
                                                        ---------       ---------      ---------

TIER II CAPITAL
      Allowance for loan losses (3)                         655.7           628.7          597.1
      Qualifying long-term debt                           1,103.3           943.2          954.2
                                                        ---------       ---------      ---------
          Total Tier II Capital                           1,759.0         1,571.9        1,551.3
                                                        ---------       ---------      ---------
          Total Capital                                  $5,651.5        $5,813.4       $5,712.3
                                                        =========       =========      =========

RISK-ADJUSTED ASSETS
      Risk-adjusted assets on balance sheet             $48,544.1       $46,370.0      $43,717.1
      Risk-adjusted off-balance sheet exposure            4,722.3         4,483.3        4,561.1
      Less: Goodwill                                       (660.5)         (418.5)        (372.0)
                Other intangible assets (2)                (146.8)         (140.0)        (140.1)
                                                        ---------       ---------      ---------
          Gross risk-adjusted assets                     52,459.1        50,294.8       47,766.1
      Less: Excess allowance for loan losses               (211.8)         (201.6)        (219.3)
                                                        ---------       ---------      ---------
           Net risk-adjusted assets                     $52,247.3       $50,093.2      $47,546.8
                                                        =========       =========      =========
AVERAGE QUARTERLY TOTAL ASSETS                          $66,950.2       $64,613.3      $62,159.2
                                                        =========       =========      =========

CAPITAL RATIOS
      Tier I capital to risk-adjusted assets                 7.45%           8.48%          8.75%
      Total capital to risk-adjusted assets                 10.82           11.62          12.01
      Leverage (4)                                           5.88            6.63           6.75


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


FIGURE 21. BANKING SERVICES DATA BY REGION
(dollars in millions)

                                                  Northeast Region                              Great Lakes Region
                                      ---------------------------------------       ---------------------------------------
                                          Three months           Six months             Three months           Six months
                                         ended June 30,       ended June 30,           ended June 30,       ended June 30,
                                      ------------------    -----------------       ------------------    -----------------
                                        1995       1994       1995      1994          1995       1994       1995      1994
                                      -------    -------    -------   -------       -------    -------    -------   -------
SIGNIFICANT RATIOS
Return on average total assets           1.25%      1.38%      1.20%     1.39%         1.48%      1.54%      1.39%     1.42%
Net interest margin                      4.68       5.03       4.60      5.12          4.36       4.63       4.26      4.62
Nonperforming loans to
    period-end loans                      .94        .90        .94       .90           .47        .74        .48       .80
Allowance for loan losses to
    period-end loans                     1.57       1.37       1.60      1.37          2.20       2.53       2.24      2.56
Net loan charge-offs to average loans     .35        .42        .29       .49           .05        .18        .08       .23
Efficiency ratio                        55.67      51.74      56.90     51.71         53.31      51.20      53.48     52.51

AVERAGE BALANCES
Loans                                 $13,956    $12,079    $13,817   $11,831       $21,449    $18,858    $21,125   $18,568
Earning assets                         18,101     16,439     18,094    16,112        27,343     26,189     27,504    25,870
Total assets                           19,430     17,621     19,380    17,246        30,044     28,469     30,043    28,111
Deposits                               15,063     13,878     14,799    13,936        20,143     20,234     20,545    20,176

                                                Rocky Mountain Region                          Northwest Region
                                      ---------------------------------------       ---------------------------------------
                                          Three months           Six months             Three months           Six months
                                         ended June 30,       ended June 30,           ended June 30,       ended June 30,
                                      ------------------    -----------------       ------------------    -----------------
                                        1995       1994       1995      1994          1995       1994       1995      1994
                                      -------    -------    -------   -------       -------    -------    -------   -------
SIGNIFICANT RATIOS
Return on average total assets           1.35%      1.40%      1.29%     1.34%         1.15%      1.14%      1.04%     1.21%
Net interest margin                      5.45        5.31      5.35      5.25          4.65       4.77       4.53      4.97
Nonperforming loans to
    period-end loans                      .80         .37       .80       .37           .45        .54        .45       .54
Allowance for loan losses to
    period-end loans                     1.32        1.37      1.37      1.41          1.37       1.26       1.35      1.26
Net loan charge-offs to average loans     .24         .20       .21       .26           .13        .22        .09       .19
Efficiency ratio                        59.98       57.60     61.83     58.07         62.08      60.27      63.89     60.27

AVERAGE BALANCES
Loans                                  $3,659      $3,034    $3,540    $2,850        $9,401     $8,378     $9,430    $9,105
Earning assets                          4,718       3,991     4,546     3,776        11,117     11,191     11,174    10,809
Total assets                            5,172       4,348     4,962     4,107        12,037     12,182     12,120    11,770
Deposits                                3,996       3,497     3,845     3,352         9,247      9,592      9,282     9,403

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the 1995 Annual Meeting of Shareholders of KeyCorp held on
         May 18, 1995, seven directors were elected for three-year terms expiring in 1998. Shareholders also defeated a shareholder proposal to eliminate management's ability to vote unmarked proxies.

         The vote for each director elected at the meeting was as follows:

         Director                  For                  Abstain
         ---------------------     -----------          ----------
         H. Douglas Barclay        209,468,566          2,215,863
         Thomas A. Commes          209,562,042          2,122,387
         Stephen R. Hardis         209,590,570          2,093,859
         Douglas J. McGregor       209,510,035          2,174,394
         John C. Morley            209,527,059          2,157,370
         Peter G. Ten Eyck, II     209,556,790          2,127,639
         Nancy B. Veeder           209,453,686          2,230,743

         The vote defeating the shareholder proposal regarding discretionary voting of unmarked proxies was as follows:

         For                    Against                 Abstain
         -------------          -------------           -----------
         35,411,838             147,422,682             7,689,339

Item 5.  Other Information
         -----------------

         (a) CAPITAL GUIDELINES

         On July 14, 1995, the Board of Governors of the Federal Reserve
         System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued a joint notice of proposed rulemaking in which the agencies proposed to amend their respective risk-based capital requirements to incorporate in such requirements a measure for general market risk and for specific risk pertaining to an institution's foreign exchange and commodity activities and trading of debt and equity instruments. Under the proposal, bank holding companies such as KeyCorp, and banks, such as KeyCorp's bank subsidiaries, would be required to hold capital based on the measure of their market risk exposure, in addition to the capital such institutions are presently required to maintain for credit risk exposure. Also under the proposal, institutions with relatively large trading activities would be permitted to calculate their respective capital charge for market risk using either their own internal, so-called "value-at-risk" model or, alternatively, they may adopt the risk measurement techniques developed by banking supervisory authorities (the so-called "standardized approach"). KeyCorp has not yet assessed the impact of this proposal, if any, on its operations, including the effect, if any, on its levels of required capital.

         (b) FDIC INSURANCE

         Under the FDIC's risk-related insurance assessment system, all insured depository institutions are required to pay annual assessments to the Bank Insurance Fund (the "BIF") or the Savings Association Insurance Fund ("SAIF") of the FDIC. The assessments are based on the institution's risk classification which, in turn, is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized", "adequately capitalized" and "undercapitalized". The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

         On August 8, 1995, the Federal Deposit Insurance Corporation ("FDIC") amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 cents per $100 of domestic deposits in replacement of the existing schedule of 23 to 31 cents per $100 of domestic deposits for institutions whose deposits are subject to assessment by the BIF. The FDIC has maintained the current assessment rate schedule of 23 to 31 cents per $100 of domestic deposits for institutions whose deposits are subject to assessment by the SAIF. The new BIF schedule will become effective on the first day of the month after the month in which the BIF reaches its required level of funding of $1.25 per $100 of domestic deposits, which the FDIC has estimated occurred sometime in the second quarter of 1995. Assessments collected in accordance with the previous assessment schedule that exceed the amount due under the new schedule will be refunded, with interest, from the effective date of the new schedule. Various legislative proposals regarding the future of the BIF and the SAIF have been issued recently. Several of these proposals include a one-time special assessment for SAIF deposits and a subsequent comparable and reduced level of annual premiums for SAIF and BIF deposits. The Corporation does not know when and if any such proposal or any other related proposal may be adopted.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits

         (10.1) Amended and Restated Employment and Consulting Agreement between KeyCorp and Victor J. Riley, Jr., dated May 18, 1995.

         (10.2) Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie, dated May 18, 1995.

           (11)  Computation of Net Income Per Common Share

           (15)  Acknowledgment Letter of Independent Auditors

           (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         April 20, 1995  -  Item 5. Other Events and Item 7. Financial
          Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on April 20, 1995, announcing its earnings results for the three-month period ended March 31, 1995.

         April 25, 1995  -  Item 5. Other Events and Item 7. Financial
          Statements, Pro Forma Financial Statements and Exhibits. Reporting that a Distribution Agreement, dated April 21, 1995, has been executed in connection with a new series of medium-term notes to be issued under KeyCorp's Medium-Term Note Program.

         No other reports on Form 8-K were filed during the three-month period ended June 30, 1995.

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


                                                  KEYCORP
                                        -----------------------------
                                               (Registrant)

                                            /s/ Lee Irving
                                        -----------------------------
Dated: August 14, 1995                    By:  Lee Irving
                                               Executive Vice President
                                               and Chief Accounting Officer