Form 10-Q
period 1995-09-30
KEYCORP /NEW/
filed 1995-11-14
CIK 91576

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549


                                  FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

                                       or

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ______ To ______

                         Commission File Number 0-850

                             [Logo appears here]

                                   KEYCORP
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 OHIO                                    34-6542451
    ------------------------------------           ---------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                  44114-1306
    ------------------------------------           ---------------------
(Address of principal executive offices)                (Zip Code)


                                (216) 689-6300
              --------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $1 par value                          236,756,685 Shares
---------------------------                   -------------------------------
   (Title of class)                          (Outstanding at October 31, 1995)





                    The number of pages of this report is 46

                                    KEYCORP

                               TABLE OF CONTENTS



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                             Page Number
          --------------------                                                             -----------
          Consolidated Balance Sheets --
             September 30, 1995, December 31, 1994, and September 30, 1994                      3

          Consolidated Statements of Income --
             Three months and nine months ended September 30, 1995 and 1994                     4

          Consolidated Statements of Changes in Shareholders' Equity --
             Nine months ended September 30, 1995 and 1994                                      5

          Consolidated Statements of Cash Flow --
             Nine months ended September 30, 1995 and 1994                                      6

          Notes to Consolidated Financial Statements                                            7

          Independent Accountants' Review Report                                               18

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                                         19
             -------------------------




                               PART II.  OTHER INFORMATION
                               ---------------------------

Item 1.   Legal Proceedings                                                                    42
          -----------------

Item 5.   Other Information                                                                    42
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                                     43
          --------------------------------


          Signature                                                                            44


PART 1. FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,            December 31,           September 30,
(dollars in thousands, except per share amounts)                              1995                    1994                    1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (UNAUDITED)                                      (Unaudited)
ASSETS
   Cash and due from banks                                            $ 3,344,329              $ 3,511,368             $ 3,006,712
   Short-term investments                                                 522,049                  670,010                 126,731
   Mortgage loans held for sale                                           659,148                  355,198                 418,287
   Securities available for sale                                        1,595,937                2,521,049               2,960,348
   Investment securities (fair value: $9,689,488, $9,757,032
       and $10,203,998, respectively)                                   9,660,676               10,275,638              10,523,974
   Loans                                                               48,409,616               46,224,644              44,608,770
       Less: Allowance for loan losses                                    879,169                  830,298                 820,158
------------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                    47,530,447               45,394,346              43,788,612
   Premises and equipment                                               1,023,074                  987,231                 947,308
   Other real estate owned, net of allowance                               49,209                   79,007                 107,507
   Goodwill                                                               907,142                  418,462                 387,861
   Other intangible assets                                                173,445                  180,425                 188,582
   Other assets                                                         2,501,595                2,408,505               2,047,463
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                $67,967,051              $66,801,239             $64,503,385
====================================================================================================================================

LIABILITIES
   Deposits in domestic offices:
       Noninterest-bearing                                            $ 8,610,431              $ 9,135,760             $ 8,531,285
       Interest-bearing                                                37,279,283               36,003,352              35,945,729
   Deposits in foreign offices -- interest-bearing                      2,015,310                3,425,125               3,339,469
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                               47,905,024               48,564,237              47,816,483
   Federal funds purchased and securities sold
       under repurchase agreements                                      5,908,211                5,499,117               5,514,759
   Other short-term borrowings                                          3,632,505                3,277,611               3,172,657
   Other liabilities                                                    1,389,969                1,200,052               1,127,821
   Long-term debt                                                       4,047,917                3,569,794               2,177,796
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                            62,883,626               62,110,811              59,809,516
SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value; authorized 25,000,000 shares,
       none issued                                                             --                       --                      --
   10% Cumulative Preferred Stock Class A, $125 stated value;
       authorized 1,400,000 shares, issued 1,280,000 shares               160,000                  160,000                 160,000
   Common Shares, $1 par value; authorized 900,000,000 shares;
       issued 245,944,390, 245,944,390 and 245,944,390 shares             245,944                  245,944                 245,944
   Capital surplus                                                      1,501,579                1,454,177               1,467,803
   Retained earnings                                                    3,514,089                3,161,293               3,048,182
   Loans to ESOP trustee                                                  (63,909)                 (63,909)                (63,909)
   Net unrealized losses, net of taxes, on securities                     (25,238)                (115,280)                (92,956)
   Treasury stock, at cost (8,554,987, 5,582,273 and 2,402,219 shares)   (249,040)                (151,797)                (71,195)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                    5,083,425                4,690,428               4,693,869
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                  $67,967,051              $66,801,239             $64,503,385
====================================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three months ended September 30,     Nine months ended September 30,
                                                            --------------------------------     -------------------------------
(dollars in thousands, except per share amounts)                      1995            1994              1995              1994
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans                                                        $1,102,986        $932,763         $3,228,943       $2,638,611
   Mortgage loans held for sale                                      3,678           9,113             12,048           42,979
   Taxable investment securities                                   138,121         131,729            425,764          360,765
   Tax-exempt investment securities                                 21,383          21,850             65,105           67,865
   Securities available for sale                                    23,040          53,744             71,689          184,354
   Short-term investments                                            9,579           1,518             39,488            3,741
--------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                      1,298,787       1,150,717          3,843,037        3,298,315

INTEREST EXPENSE
   Deposits                                                        434,550         345,814          1,287,151          957,349
   Federal funds purchased and securities
      sold under repurchase agreements                              79,292          70,238            228,032          169,669
   Other short-term borrowings                                      51,006          23,946            157,396           52,765
   Long-term debt                                                   67,877          31,120            194,299           90,501
--------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                       632,725         471,118          1,866,878        1,270,284
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                666,062         679,599          1,976,159        2,028,031
   Provision for loan losses                                        27,506          27,214             66,324           99,033
--------------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses          638,556         652,385          1,909,835        1,928,998

NONINTEREST INCOME
   Service charges on deposit accounts                              70,726          67,846            206,497          198,570
   Trust and asset management income                                58,203          53,899            170,415          166,548
   Credit card fees                                                 22,552          20,556             59,879           56,132
   Insurance and brokerage income                                   16,519          14,906             43,814           46,324
   Mortgage banking income                                           9,040          19,300             34,250           66,746
   Net securities gains (losses)                                       172           1,980            (42,237)           8,997
   Other income                                                     57,767          44,820            156,268          134,021
--------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                     234,979         223,307            628,886          677,338

NONINTEREST EXPENSE
   Personnel                                                       278,678         257,622            829,163          792,425
   Net occupancy                                                    53,514          53,929            159,573          162,659
   Equipment                                                        37,310          39,340            116,400          118,798
   FDIC insurance assessments                                          192          25,250             51,640           74,062
   Amortization of intangibles                                      19,071          14,016             55,118           40,271
   Professional fees                                                17,995          11,201             48,437           35,212
   Other expense                                                   153,549         128,665            429,368          388,139
--------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                    560,309         530,023          1,689,699        1,611,566
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                  313,226         345,669            849,022          994,770
   Income taxes                                                    103,580         116,341            266,501          335,040
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                   209,646         229,328            582,521          659,730
   Extraordinary net gain from the sales of
      subsidiaries, net of income taxes of $25,351                      --              --             35,790               --
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $  209,646       $ 229,328         $  618,311        $ 659,730
================================================================================================================================
Net income applicable to Common Shares                          $  205,646       $ 225,328         $  606,311        $ 647,730
Per Common Share:
   Income before extraordinary item                                   $.90            $.92              $2.44            $2.66
   Net income                                                          .90             .92               2.59             2.66

Weighted average Common Shares outstanding                     228,187,105     244,132,128        234,461,924      243,635,197
================================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                       Preferred         Common              Capital            Retained
(dollars in thousands, except per share amounts)           Stock         Shares              Surplus            Earnings
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                           $160,000          $242,828         $1,433,861           $2,641,450
    Adjustment related to change in accounting
        for contributions                                                                                          (8,022)
    Adjustment of securities available for sale
        to fair value at January 1, net of
        deferred income taxes of $26,621
    Adjustments relating to poolings of
        interests - 12,990 shares                                             (11)              (375)
    Net income                                                                                                    659,730
    Cash dividends:
        Common Shares ($.96 per share)                                                                           (194,137)
        Cumulative Preferred Stock ($6.25 per share)                                                               (8,000)
        Declared by pooled company prior to merger:
             Common Stock                                                                                         (39,793)
             Preferred Stock                                                                                       (4,000)
    Issuance of Common Shares:
        Acquisitions - 2,900,389 shares                                     2,900             29,503
        Conversion of subordinated debentures -
             120,213 shares
        Dividend reinvestment, stock option
             and purchase plans - 1,025,233 net shares                        227              4,814
    Repurchase of Common Shares - 2,040,235 shares
    Change in net unrealized gains (losses) on
        securities, net of deferred income tax
        benefit of $(80,481)
    Tax benefits attributable to ESOP dividends                                                                       954
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                          $160,000          $245,944         $1,467,803           $3,048,182
====================================================================================================================================
BALANCE AT DECEMBER 31, 1994                           $160,000          $245,944         $1,454,177           $3,161,293
    Net income                                                                                                    618,311
    Cash dividends:
        Common Shares ($1.08 per share)                                                                          (254,394)
        Cumulative Preferred Stock ($9.375 per share)                                                             (12,000)
    Issuance of Common Shares:
        Acquisitions - 15,507,562 shares                                                      54,618
        Dividend reinvestment, stock option
             and purchase plans - 1,375,974 net shares                                        (7,216)
    Repurchase of Common Shares - 19,856,250 shares
    Change in net unrealized gains (losses) on
        securities, net of deferred income taxes of $52,947
    Tax benefits attributable to ESOP dividends                                                                       879
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                          $160,000          $245,944         $1,501,579           $3,514,089
====================================================================================================================================




                                                                                               Net
                                                                                        Unrealized
                                                                    Loans to            Securities         Treasury
                                                                        ESOP                 Gains            Stock,
(dollars in thousands, except per share amounts)                     Trustee               (Losses)         at cost
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                                         $(63,909)                             $(20,663)
    Adjustment related to change in accounting
        for contributions
    Adjustment of securities available for sale
        to fair value at January 1, net of
        deferred income taxes of $26,621                                                $46,153
    Adjustments relating to poolings of
        interests - 12,990 shares
    Net income
    Cash dividends:
        Common Shares ($.96 per share)
        Cumulative Preferred Stock ($6.25 per share)
        Declared by pooled company prior to merger:
             Common Stock
             Preferred Stock
    Issuance of Common Shares:
        Acquisitions - 2,900,389 shares
        Conversion of subordinated debentures -
             120,213 shares                                                                                   2,309
        Dividend reinvestment, stock option
             and purchase plans - 1,025,233 net shares                                                       12,985
    Repurchase of Common Shares - 2,040,235 shares                                                          (65,826)
    Change in net unrealized gains (losses) on
        securities, net of deferred income tax
        benefit of $(80,481)                                                          (139,109)
    Tax benefits attributable to ESOP dividends
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994                                        $(63,909)         $(92,956)           $(71,195)
====================================================================================================================================

BALANCE AT DECEMBER 31, 1994                                         $(63,909)        $(115,280)          $(151,797)
    Net income
    Cash dividends:
        Common Shares ($1.08 per share)
        Cumulative Preferred Stock ($9.375 per share)
    Issuance of Common Shares:
        Acquisitions - 15,507,562 shares                                                                    441,749
        Dividend reinvestment, stock option
             and purchase plans - 1,375,974 net shares                                                       38,621
    Repurchase of Common Shares - 19,856,250 shares                                                        (577,613)
    Change in net unrealized gains (losses) on
        securities, net of deferred income taxes of $52,947                              90,042
    Tax benefits attributable to ESOP dividends
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                                        $(63,909)         $(25,238)          $(249,040)
====================================================================================================================================



See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                                  Nine months ended September 30,
                                                                                                  ----------------------------------
(in thousands)                                                                                       1995                   1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                                      $ 618,311              $ 659,730
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                       66,324                 99,033
     Depreciation expense                                                                           101,376                 84,199
     Amortization of intangibles                                                                     55,118                 40,271
     Amortization of purchased mortgage servicing rights                                              7,325                 31,196
     Net gain from sales of subsidiaries                                                            (61,141)                    --
     Deferred income taxes                                                                           57,577                 84,682
     Net securities (gains) losses                                                                   42,237                 (8,997)
     (Gains) losses from the sales of other real estate owned                                        (7,630)                 2,364
     Net decrease in mortgage loans held for sale                                                   706,050                933,593
     Other operating activities, net                                                               (342,505)                48,178
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         1,243,042              1,974,249
INVESTING ACTIVITIES
  Net increase in loans                                                                          (1,629,835)            (3,953,622)
  Purchases of investment securities                                                             (1,017,091)            (4,197,324)
  Proceeds from sales of investment securities                                                       14,080                 13,784
  Proceeds from prepayments and maturities of investment securities                               1,756,650              2,008,492
  Purchases of securities available for sale                                                       (634,777)              (327,380)
  Proceeds from sales of securities available for sale                                            1,566,660              1,314,819
  Proceeds from prepayments and maturities of securities available for sale                         285,053                383,361
  Net decrease (increase) in short-term investments                                                 316,361                (19,261)
  Purchases of premises and equipment                                                              (121,147)              (134,275)
  Proceeds from sales of premises and equipment                                                       6,607                 19,885
  Proceeds from sales of other real estate owned                                                     32,570                 48,081
  Purchase of mortgage servicing rights                                                                  --                (40,088)
  Proceeds from sales of subsidiaries                                                               350,633                     --
  Net cash (used in) provided by acquisitions                                                      (198,340)                22,671
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 727,424             (4,860,857)
FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                            (2,377,733)               207,339
  Net increase in short-term borrowings                                                             577,114              2,789,593
  Net proceeds from issuance of long-term debt                                                      693,725                539,922
  Payments on long-term debt                                                                       (218,009)              (127,242)
  Purchase of treasury shares                                                                      (577,613)               (65,826)
  Proceeds from issuance of common stock pursuant to employee
     stock purchase, stock option and dividend reinvestment plans                                    31,405                 18,026
  Cash dividends                                                                                   (266,394)              (245,930)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                              (2,137,505)             3,115,882
------------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                                 (167,039)               229,274
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                    3,511,368              2,777,438
------------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                         $3,344,329             $3,006,712
====================================================================================================================================
Additional disclosures relative to cash flow:
Interest paid                                                                                    $1,794,881             $1,230,941
Income taxes paid                                                                                   212,526                205,162
Net amount paid (received) on portfolio swaps                                                        81,928                (92,931)

Noncash items:
Net transfer of loans to other real estate owned                                                     12,129                 44,426
Net transfer of securities from investment to available for sale portfolio                               --              2,709,617
Transfers of loans to mortgage loans held for sale                                                1,010,000                     --
------------------------------------------------------------------------------------------------------------------------------------

       See notes to consolidated financial statements (unaudited).
                                       6

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

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 116, "Accounting for Contributions Received and Contributions Made." This new accounting standard requires, among other things, that unconditional multi-year commitments to make charitable contributions be recognized as expense in the period in which the commitment is made, as opposed to the period in which the payment takes place. SFAS No. 116 was adopted by restating all periods presented with the cumulative effect of $8.0 million recorded as an adjustment to January 1, 1993, retained earnings. The effect of adopting SFAS No. 116 on subsequent periods was not material, and therefore, the results of operations for those periods were not restated.

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 121 does not apply to core deposit or credit card intangibles. SFAS No. 121 also provides for disclosures about impairment losses and long-lived assets to be disposed of. The Corporation expects to adopt SFAS No. 121 as of January 1, 1996, and does not expect it to have a material effect on the Corporation's financial condition or results of operations.

2. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED TRANSACTIONS

AUTOFINANCE GROUP, INC.
On September 27, 1995, KeyCorp acquired AutoFinance Group, Inc. ("AFG"), a Chicago-based automobile finance company operating in 28 states, in a tax-free exchange of stock. Under the terms of the merger agreement, 9,554,003 KeyCorp Common Shares, with a value of approximately $325 million, were exchanged for all of the outstanding shares of AFG common stock (based on an exchange ratio of .5 shares for each share of AFG). In addition, immediately prior to the closing, AFG completed a spin-off to its shareholders of 95.01% of its common stock interest in Patlex Corporation, a wholly owned patent exploitation and enforcement subsidiary. Upon consummation of the acquisition, AFG was merged into Key Auto Inc., a wholly owned subsidiary of KeyCorp, which simultaneously changed its name to AutoFinance Group, Inc. In the transaction, which was accounted for as a purchase, KeyCorp recorded goodwill of approximately $270 million, which is being amortized using the straight-line method over a period of 25 years.

SCHAENEN WOOD & ASSOCIATES, INC.
On April 21, 1995, KeyCorp Asset Management Holdings, Inc., an indirect wholly owned subsidiary of KeyCorp, sold Schaenen Wood & Associates, Inc., an asset management subsidiary. An $11.2 million loss was realized in connection with the sale ($5.8 million after tax, $.02 per Common Share) and recorded as an extraordinary item in the first quarter.

KEYCORP MORTGAGE INC.
On March 31, 1995, KeyCorp sold the residential mortgage loan servicing operations of KeyCorp Mortgage Inc. ("KMI"), an indirect wholly owned subsidiary of KeyCorp. KMI serviced approximately $25 billion of residential mortgage loans. KeyCorp plans to continue to service commercial mortgages, to originate residential mortgage loans through its banking franchise and to sell the rights to service residential mortgage loans originated after the KMI sale through a newly formed subsidiary. A $72.3 million gain was realized on the sale ($41.6 million after tax, $.17 per Common Share) and recorded as an extraordinary item.

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

Mergers and acquisitions completed by KeyCorp during 1994 and the nine-month period ended September 30, 1995, along with the related accounting treatment, are as follows (dollars in millions):


                                                                                              COMMON
ACCOUNTING TREATMENT                     LOCATION              DATE        ASSETS      SHARES ISSUED        CASH PAID
---------------------------------------------------------------------------------------------------------------------
POOLINGS OF INTERESTS
  The Bank of Greeley (1)                Colorado     December 1994          $ 60            259,697               --

  Commercial Bancorporation
     of Colorado (1)                     Colorado        March 1994           409          2,900,389               --

  KeyCorp/Society (2)               New York/Ohio        March 1994      See Note (2)    124,351,183               --

PURCHASES
   AutoFinance Group, Inc. (2)            Chicago    September 1995           181          9,554,003               --

   Spears, Benzak, Salomon &
      Farrell, Inc.                      New York        April 1995      See Note (3)      1,910,000               --

   OMNIBANCORP                           Colorado     February 1995           500          4,043,559               --

   Casco Northern Bank, National
      Association                           Maine     February 1995           945                 --             $205

   BANKVERMONT Corporation                Vermont      January 1995           661                 --               90

   First Citizens Bancorp
      of Indiana                          Indiana     December 1994           347           1,960,119              --

   State Home Savings Bank                Ohio    September 1994           321                  --              44
---------------------------------------------------------------------------------------------------------------------

(1) Financial statements for periods prior to the transaction were not restated to include the accounts and results of operations of the pooled company because the transaction was not material to KeyCorp.

(2)  See preceding text for more information regarding these transactions.

(3) Spears, Benzak, Salomon & Farrell, Inc. is an investment management firm that had approximately $3.2 billion in assets under management on the date of acquisition.

3. SECURITIES AVAILABLE FOR SALE

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at amortized cost. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($169 million as of September 30, 1995) and included in short-term investments with realized and unrealized gains and losses reported in noninterest income. Debt and equity securities not classified as either investment securities or trading account assets are classified as securities available for sale and reported at fair value, with the unrealized gains and losses, net of deferred income taxes, excluded from operating results and reported as a component of shareholders' equity.

Generally, the sales or transfers of securities held to maturity are permissible only if made in response to certain changes in circumstances as specified in SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities."   However, in October 1995, the FASB voted to allow
companies a one-time opportunity to reassess and, if appropriate, reclassify their securities between the held-to-maturity and available-for-sale categories specified in SFAS No. 115. The FASB's decision to grant this opportunity considered the number of comments received from companies expressing the desire to re-do their initial SFAS No. 115 allocation in light of their experience since initial implementation of the standard. Companies electing to change classifications must act within a prescribed time period which will extend from approximately mid-November (concurrent with the FASB's publication of a special report on implementation guidance on SFAS No. 115) through December 31, 1995. Management is currently in the process of evaluating this opportunity and has not yet determined the extent and effect of reclassifications which will be made.

During the third quarter of 1994, the Corporation transferred approximately $1.3 billion of mortgage-backed securities from the securities available for sale portfolio to the investment securities portfolio. This transfer was made in response to guidance issued by the FASB with regard to the classification of "nonhigh-risk" mortgage securities in accordance with SFAS No. 115. The securities were transferred at their fair value and the unrealized loss (approximately $57.8 million before taxes) is being amortized as a yield adjustment over their remaining lives.

At September 30, 1995, approximately $1.6 billion of securities were classified as available for sale and shareholders' equity was reduced by $25.2 million, representing the net unrealized loss on these securities, net of deferred income tax benefit of $13.5 million (including the effect of the third quarter 1994 reclassification described above).

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in thousands):


                                                                            SEPTEMBER 30, 1995
                                                        ------------------------------------------------------------
                                                                            GROSS            GROSS
                                                        AMORTIZED      UNREALIZED       UNREALIZED             FAIR
                                                             COST           GAINS           LOSSES            VALUE
                                                        ----------         -------          -------       ----------
U.S. Treasury, agencies and corporations                $  662,886         $ 4,424          $    80       $  667,230
States and political subdivisions                           25,495             429               38           25,886
Mortgage-backed securities                                 859,598           7,393           10,101          856,890
Other securities                                            45,716             237               22           45,931
                                                        ----------         -------          -------       ----------
    Total                                               $1,593,695         $12,483          $10,241       $1,595,937
                                                        ==========         =======          =======       ==========

                                                                                 December 31, 1994
                                                           -------------------------------------------------------------
                                                                                Gross            Gross
                                                            Amortized      Unrealized       Unrealized             Fair
                                                                 Cost           Gains           Losses            Value
                                                           -----------     -----------      -----------       ----------
    U.S. Treasury, agencies and corporations                $1,067,726          $1,117         $ 16,384       $1,052,459
    States and political subdivisions                           28,871             192            3,145           25,918
    Mortgage-backed securities                               1,334,132             211          105,989        1,228,354
    Other securities                                           223,299              47            9,028          214,318
                                                           -----------     -----------      -----------       ----------
        Total                                               $2,654,028          $1,567         $134,546       $2,521,049
                                                           ===========     ===========      ===========       ==========
                                                                                 September 30, 1994
                                                           -------------------------------------------------------------
                                                                                Gross            Gross
                                                            Amortized      Unrealized       Unrealized             Fair
                                                                 Cost           Gains           Losses            Value
                                                           -----------     -----------      -----------       ----------
    U.S. Treasury, agencies and corporations                $1,388,336          $4,831         $ 42,257       $1,350,910
    States and political subdivisions                           27,405              --              244           27,161
    Mortgage-backed securities                               1,488,715             928           81,748        1,407,895
    Other securities                                           202,707             101           28,426          174,382
                                                           -----------     -----------      -----------       ----------
        Total                                               $3,107,163          $5,860         $152,675       $2,960,348
                                                           ===========     ===========      ===========       ==========

4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities were as follows (in thousands):

                                                                                   SEPTEMBER 30, 1995
                                                           -------------------------------------------------------------
                                                                                 GROSS           GROSS
                                                             AMORTIZED      UNREALIZED      UNREALIZED              FAIR
                                                                  COST           GAINS          LOSSES             VALUE
                                                           -----------     -----------      -----------       ----------
    U.S. Treasury, agencies and corporations                $  538,198        $  6,195         $  1,523       $  542,870
    States and political subdivisions                        1,446,563          50,517            1,302        1,495,778
    Mortgage-backed securities                               7,259,415          75,044           99,464        7,234,995
    Other securities                                           416,500          12,202           12,857          415,845
                                                           -----------     -----------      -----------       ----------
        Total                                               $9,660,676        $143,958         $115,146       $9,689,488
                                                           ===========     ===========      ===========       ==========
                                                                                   December 31, 1994
                                                           -------------------------------------------------------------
                                                                                 Gross            Gross
                                                             Amortized      Unrealized       Unrealized             Fair
                                                                  Cost           Gains           Losses            Value
                                                           -----------     -----------      -----------       ----------
    U.S. Treasury, agencies and corporations               $   532,619         $   280         $ 33,619       $  499,280
    States and political subdivisions                        1,508,534          33,329            6,982        1,534,881
    Mortgage-backed securities                               7,834,169          10,023          481,426        7,362,766
    Other securities                                           400,316             875           41,086          360,105
                                                           -----------     -----------      -----------       ----------
        Total                                              $10,275,638         $44,507         $563,113       $9,757,032
                                                           ===========     ===========      ===========       ==========


                                                                                   September 30, 1994
                                                           -------------------------------------------------------------
                                                                                 Gross            Gross
                                                             Amortized      Unrealized       Unrealized             Fair
                                                                  Cost           Gains           Losses            Value
                                                           -----------     -----------      -----------       ----------
    U.S. Treasury, agencies and corporations               $   590,706         $ 1,026         $  1,652      $   590,080
    States and political subdivisions                        1,513,285          44,857            3,968        1,554,174
    Mortgage-backed securities                               8,004,109          21,037          384,524        7,640,622
    Other securities                                           415,874           3,293               45          419,122
                                                           -----------     -----------      -----------      -----------
        Total                                              $10,523,974         $70,213         $390,189      $10,203,998
                                                           ===========     ===========      ===========      ===========

5. LOANS

Loans are summarized as follows (in thousands):

                                                 SEPTEMBER 30,      December 31,      September 30,
                                                          1995              1994               1994
                                                 -------------      ------------      -------------
    Commercial, financial and agricultural         $11,558,375       $10,190,582        $10,122,108
    Real estate - construction                       1,476,779         1,287,195          1,227,380
    Real estate - commercial mortgage                7,266,785         6,774,860          6,531,682
    Real estate - residential mortgage              12,896,906        13,567,077         13,284,451
    Consumer                                         9,973,170        10,183,798          9,715,523
    Student loans held for sale                      2,498,374         1,816,524          1,539,218
    Lease financing                                  2,653,010         2,307,212          2,098,872
    Foreign                                             86,217            97,396             89,536
                                                 -------------      ------------      -------------
        Total                                      $48,409,616       $46,224,644        $44,608,770
                                                 =============      ============      =============

Changes in the allowance for loan losses are summarized as follows (in thousands):

                                          Three months ended September 30,     Nine months ended September 30,
                                          --------------------------------     -------------------------------
                                                    1995              1994               1995             1994
                                          --------------    --------------     --------------     ------------
Balance at beginning of period                  $867,486          $816,437          $ 830,298        $ 802,712
Charge-offs                                      (57,393)          (47,472)          (149,070)        (155,598)
Recoveries                                        29,743            21,567             84,204           67,196
                                          --------------    --------------     --------------     ------------
    Net charge-offs                              (27,650)          (25,905)           (64,866)         (88,402)
Provision for loan losses                         27,506            27,214             66,324           99,033
Allowance of acquired companies                   11,804             2,412             46,865            6,815
Transfer from OREO allowance                          23                --                548               --
                                          --------------    --------------     --------------     ------------
    Balance at end of period                    $879,169          $820,158          $ 879,169        $ 820,158
                                          ==============    ==============     ==============     ============

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

Cash payments received on nonaccrual loans (including impaired loans) are generally applied to principal. However, based on management's assessment of the ultimate collectibility of the loan, interest income may be recognized on a cash basis. Interest income recognized in the third quarter of 1995 on impaired loans was not significant.

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

At September 30, 1995, the recorded investment in impaired loans was $181.5 million. Included in this amount is $72.1 million of impaired loans for which the specifically allocated allowance for loan losses is $24.4 million, and $109.4 million of impaired loans that have been written-down to estimated fair value and, therefore, do not have a specifically allocated allowance for loan losses. The average recorded investment in impaired loans for the third quarter of 1995 was $182.7 million.

Nonperforming assets were as follows (in thousands):

                                                        SEPTEMBER 30,       December 31,       September 30,
                                                                 1995               1994                1994
                                                       --------------      -------------      --------------
    Impaired loans                                           $181,524                 --                  --
    Other nonaccrual loans                                    128,124           $254,499            $284,706
    Restructured loans                                          3,744              1,550               1,438
                                                       --------------      -------------      --------------
       Total nonperforming loans                              313,392            256,049             286,144
    Other real estate owned                                    64,334            100,265             134,104
    Allowance for OREO losses                                 (15,125)           (21,258)            (26,597)
                                                       --------------      -------------      --------------
       Other real estate owned, net of allowance               49,209             79,007             107,507
    Other nonperforming assets                                  4,658              4,777               4,829
                                                       --------------      -------------      --------------
       Total nonperforming assets                            $367,259           $339,833            $398,480
                                                       ==============      =============      ==============


7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where appropriate, were as follows (dollars in thousands):

                                                         SEPTEMBER 30,       December 31,       September 30,
                                                                  1995               1994                1994
                                                        --------------       ------------       -------------
Medium-Term Notes due through 2005 (1)                      $1,216,848           $870,200            $535,200
 8.125%  Subordinated Notes due 2002                           198,334            198,148             198,085
 8.000%  Subordinated Notes due 2004                           125,000            125,000             125,000
 8.400%  Subordinated Capital Notes due 1999                    75,000             75,000              75,000
 8.875%  Notes due 1996                                         74,919             74,829              74,815
11.125%  Notes due 1995                                             --             49,992              49,988
 8.404%  Notes due 1997 through 2001                            48,864             48,864              48,864
 8.255%  Notes due 1996                                         22,794             22,794              22,794
All other long-term debt                                           366                374                 377
                                                        --------------       ------------       -------------
   Total parent company                                      1,762,125          1,465,201           1,130,123

Medium-Term Bank Notes due through 1997 (2)                  1,398,972          1,398,245             399,042
 7.85%  Subordinated Notes due 2002                            199,858            199,843             199,838
 6.75%  Subordinated Notes due 2003                            198,979            198,886             198,917
 7.25%  Subordinated Notes due 2005                            200,000                 --                  --
Federal Home Loan Bank Advances                                273,220            252,328             194,128
10.00% Notes due 1995                                               --             36,735              36,735
Industrial revenue bonds                                        10,144             10,144              10,399
All other long-term debt                                         4,619              8,412               8,614
                                                        --------------       ------------       -------------
   Total subsidiaries                                        2,285,792          2,104,593           1,047,673
                                                        --------------       ------------       -------------
      Total                                                 $4,047,917         $3,569,794          $2,177,796
                                                        ==============       ============       =============

(1) The weighted average rate on the Medium-Term Notes due through 2005 was 6.93%.
(2) The weighted average rate on the Medium-Term Notes due through 1997 was 6.71%.




8. INCOME TAXES

The effective tax rate (provision for income taxes as a percentage of income before income taxes and extraordinary item) for the 1995 third quarter was 33.1% compared to 33.7% for the third quarter of 1994. For the first nine months of 1995, the effective tax rate was 31.4% compared to 33.7% for the same period in 1994. The decrease in the year-to-date effective tax rate was primarily attributable to the recognition during the first quarter of 1995 of one-time tax benefits of $16.0 million related to acquisitions made in years prior to 1992.

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

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to effectively manage their exposure to market risk. Market risk is the possibility that the Corporation's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed below. In addition to the market risks inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that the Corporation will incur a loss due to a counterparty's failure to perform its contractual obligations.

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

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein the Corporation's maximum possible accounting loss equals the contractual amount of the instruments (in thousands):

                                                  SEPTEMBER 30,       December 31,       September 30,
                                                           1995               1994                1994
                                                  -------------       ------------       -------------
LOAN COMMITMENTS
   Credit card lines                                $ 5,873,995        $ 5,482,566         $ 4,458,702
   Home equity                                        3,782,371          3,243,618           3,045,248
   Commercial real estate and construction            1,636,404          1,503,707           1,432,980
   Other                                              9,891,636          7,356,564           6,940,470
                                                  -------------       ------------       -------------
      Total loan commitments                         21,184,406         17,586,455          15,877,400

OTHER COMMITMENTS
   Standby letters of credit                          1,108,029          1,003,275           1,129,825
   Commercial letters of credit                         253,900            205,434             241,965
   Loans sold with recourse                              34,885            231,048             233,649
                                                  -------------       ------------       -------------
      Total loan and other commitments              $22,581,220        $19,026,212         $17,482,839
                                                  =============       ============       =============



The banks' commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by the Corporation. The credit worthiness of each customer is evaluated on a case-by-case basis. The estimated fair values of these commitments and the standby letters of credit discussed below are not material. The Corporation does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit worthiness of the banks' customers by assuring the customers' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT
PURPOSES
The Corporation manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of its assets and liabilities. Primary among the financial instruments used by both KeyCorp and its affiliate banks are interest rate swap contracts used to manage interest rate risk. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. The Corporation deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. Although the Corporation is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of September 30, 1995, all counterparties were expected to meet their obligations. At September 30, 1995, the Corporation had credit exposure of an aggregate $28.8 million to nine counterparties, with the largest credit exposure to an individual counterparty amounting to $10.1 million.

Under conventional interest rate swap contracts, payments based on fixed or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At September 30, 1995, the Corporation was party to $2.0 billion and $2.3 billion of indexed amortizing swaps that used a LIBOR (London Interbank Offering Rates) index and a CMT (Constant Maturity Treasuries) index, respectively, for the payment review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

The following table summarizes the notional amount and the fair value of portfolio interest rate swaps by type (in millions):


                                 SEPTEMBER 30, 1995        December 31, 1994      September 30, 1994
                               -----------------------   ---------------------  ----------------------
                                NOTIONAL        FAIR      Notional      Fair      Notional      Fair
                                 AMOUNT        VALUE       Amount      Value       Amount      Value
                               -----------  ----------   ----------  ---------  -----------  ---------
Receive fixed/pay variable-
  indexed amortizing              $4,604.0     $(12.0)     $5,786.6   $(341.7)     $5,159.9   $(245.7)
Receive fixed/pay varaible-
  conventional                     2,716.2       20.8       3,010.2    (199.6)      3,035.7     (161.5)
Pay fixed/receive variable-
  conventional                     2,486.5      (22.5)      1,456.5      11.5         356.5        6.2
Basic swaps                             --         --         200.0        .1         200.0         --
                               -----------  ----------   ----------  ---------  -----------  ---------
     Total portfolio swaps        $9,806.7     $(13.7)    $10,453.3   $(529.7)     $8,752.1   $(401.0)
                               ===========  =========    ==========  ========   ===========  ========

Based on the weighted average rates in effect at September 30, 1995, the spread on portfolio interest rate swaps, which excludes the amortization of net deferred losses on terminated swaps, provided a slightly positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 20 basis points). The aggregate negative fair value of $(13.7) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the cost that would be recognized if the portfolio were to be liquidated at that date. The swaps have an expected average maturity of 3.4 years.

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities, principally loans ($5.7 billion), fixed rate liabilities ($1.6 billion) and variable rate liabilities ($2.5 billion). Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method, over the projected remaining life of the related swap contract at its termination. Including the impact of both the spread on the swap portfolio and the amortization of the deferred gains and losses resulting from terminated swaps, portfolio interest rate swaps reduced net interest income for the third quarter of 1995 by $7.6 million, and added $20.5 million to net interest income for the same period in 1994.

During the first nine months of 1995, swaps with a notional amount of $1.3 billion were terminated, resulting in net deferred losses of $57.8 million. The Corporation recognized $38.0 million of swap losses during the first quarter of 1995 in connection with the sale of the residential mortgage loan servicing business. These recognized losses, which were included in the determination of the net gain from the sale of the business, included $15.3 million of the $57.8 million of deferred swap losses referred to above and $22.7 million of deferred swap losses recorded prior to 1995.

The Corporation's deferred swap gains and (losses) at September 30, 1995, are summarized as follows (dollars in thousands):

                                                           Weighted Average
                                       Deferred                   Remaining
    Asset/Liability Managed       Gains/(Losses)       Amortization (Years)
    -------------------------     ---------------      --------------------
    Loans                                $(22,405)                       .7
    Debt                                   11,343                       6.8
    Deposits                                1,948                        .4
                                  ---------------
       Total                             $ (9,114)
                                  ===============

The Corporation also uses futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. These contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price. At September 30, 1995, the notional amount of these contracts totaled $148 million and their fair value was not material.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
The Corporation's affiliate banks also use interest rate contracts for dealer activities, which are generally limited to the banks' lending customers. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps (also included in the customer swap portfolio) with third parties. The swap position and any offsetting swap with a third party are recorded at their estimated fair values. Adjustments to fair value for customer swaps are included in noninterest income.

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

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at September 30, 1995, and on average for the nine-month period then ended, is as follows (in thousands). The positive fair values represent assets to the Corporation and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities.

                                                                                            Nine months ended
                                                     September 30, 1995                     September 30, 1995
                                                ---------------------------            ----------------------------
                                                                                           Average
                                                   Notional           Fair                Notional         Average
                                                     Amount          Value                  Amount      Fair Value
                                                -----------       --------             -----------      ----------
INTEREST RATE CONTRACTS
   Swaps:
      Assets                                     $1,053,192       $ 20,313                $787,635        $ 16,593
      Liabilities                                 1,067,236        (13,144)                797,594         (14,300)
   Caps and floors purchased                        924,222          2,554                 704,004           2,853
   Caps and floors written                        1,043,039         (2,556)                858,917          (3,083)

FOREIGN EXCHANGE FORWARD CONTRACTS(1)
      Assets                                     $  510,710       $ 16,886                $582,660        $ 35,519
      Liabilities                                   541,449        (16,991)                589,671         (32,264)

(1) Excludes the effect of foreign spot contracts.



At September 30, 1995, credit exposure from financial instruments held or issued for trading purposes is limited to the aggregate fair value of each contract with a positive fair value. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The parent company and its affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $5.4 million and $8.9 million, respectively, for the first nine months of 1995 and $1.6 million and $6.0 million, respectively, for the first nine months of 1994.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP


We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("KeyCorp") as of September 30, 1995 and 1994, and the related consolidated statements of income for the three and nine-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of KeyCorp's management.

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

Cleveland, Ohio
October 17, 1995

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of KeyCorp and its subsidiaries (the "Corporation") for the periods presented. It should be read in conjunction with the consolidated interim financial statements and notes thereto, presented on pages 3 through 17 of this report.

The Corporation launched a strategic planning process in 1994, designed to leverage the capabilities of the franchise by reallocating resources to businesses with higher earnings potential and by heightening the focus on certain customer segments. During the first nine months of 1995, a number of actions were taken in connection with the implementation of this strategic planning process. The Corporation completed the sale of the residential mortgage loan servicing operations of KeyCorp Mortgage Inc., a mortgage banking subsidiary, in March. This transaction was followed by the acquisition of Spears, Benzak, Salomon & Farrell, Inc., a New York-based investment management firm ("Spears Benzak"), which was consummated in April. During the third quarter, the Corporation continued to make progress on its strategic initiatives. Specific actions taken included the formation of its national consumer finance business; the establishment of Key Bank USA, National Association, a nationally chartered bank located in Ohio which will serve as the national platform for all non-branch consumer finance businesses; and the September acquisition of AutoFinance Group, Inc. ("AFG"), one of the nation's leading automobile finance companies based in Chicago, Illinois. Additional information pertaining to the sale and the acquisitions referred to above is presented in Note 2, "Mergers, Acquisitions and Divestitures," beginning on page 7.

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

The Corporation's 1995 financial results were also impacted by further actions taken during the first quarter to reconfigure the balance sheet in order to reduce exposure to future changes in interest rates. These actions included the sales of securities as well as other balance sheet reconfiguration strategies. Other major programs or transactions related to an overall balance sheet re-engineering effort and undertaken in the second and third quarters of 1995 include: the repurchase of 13.4 million shares of KeyCorp common stock, principally in conjunction with the 9.6 million shares reissued to acquire AFG; the Corporation's first securitization and sale of indirect auto loans (in the amount of $299 million), and the sale of approximately $500 million of residential mortgage loans. The latter two transactions involved lower spread assets and had the positive effects of improving the net interest margin, increasing liquidity and enhancing capital flexibility.

Management continues to evaluate various initiatives to further leverage the capabilities of the franchise through the reallocation of resources and the targeting of selected customer segments. For example, in October 1995, the Corporation entered into a definitive agreement to sell its bond services business to Mellon Bank Corporation. This transaction, which involves a relatively minor portion of the Corporation's overall corporate trust business, is expected to close by the end of 1995, pending necessary regulatory approvals. The transfer of substantially all of the Corporation's bond services relationships is expected to be completed by the end of 1996. In addition, plans were recently announced to combine the KeyCorp affiliate banks which currently comprise the Great Lakes Region. These plans, as well as others being evaluated to enhance earnings, may result in future charges to the Corporation's results of operations in connection with the consolidation of operations, the optimization and reconfiguration of facilities, and related actions which may be required in conjunction with the reallocation of resources. Management has not yet completed its analysis in order to quantify the potential impact of such charges on the Corporation's financial condition and results of operations.

The above items are discussed in greater detail in the remainder of this discussion and in the related notes to the consolidated interim financial statements referred to above.

PERFORMANCE OVERVIEW

Figure 1 presents the primary income and expense components for the first nine months of 1995 and 1994 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting the financial performance of the Corporation for the last five quarters and the year-to-date periods ended September 30, 1995 and 1994. Each of the items referred to in this performance overview and in Figures 1 and 2 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 17 of this report.

FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE

                                                      Nine Months ended September 30,           Change
                                                      -------------------------------     --------------------
                                                        1995                1994          Amount       Percent
                                                      --------             -------        ------       -------
    Interest income                                    $16.39              $13.54         $2.85          21.0 %
    Interest expense                                     7.96                5.21          2.75          52.8
                                                      --------             -------        ------
    Net interest income                                  8.43                8.33           .10           1.2
    Provision for loan losses                             .28                 .41          (.13)        (31.7)
                                                      --------             -------        ------
    Net interest income after provision for
        loan losses                                      8.15                7.92           .23           2.9
    Noninterest income                                   2.69                2.78          (.09)         (3.2)
    Noninterest expense                                  7.21                6.62           .59           8.9
                                                      --------             -------        ------
    Income before income taxes and
        extraordinary item                               3.63                4.08          (.45)        (11.0)
    Income taxes                                         1.14                1.37          (.23)        (16.8)
    Preferred dividends                                   .05                 .05            --            --
                                                      --------             -------        ------
    Earnings per Common Share
        before extraordinary item                        2.44                2.66          (.22)         (8.3)
    Extraordinary net gain from sales of
        subsidiaries, net of income taxes                 .15                   --           .15           N/M
                                                      --------             -------        ------
    Earnings per Common Share                           $2.59               $2.66         $(.07)         (2.6)%
                                                      ========             =======        ======


Net income for the third quarter of 1995 totaled $209.6 million, or $.90 per Common Share. This compared with net income of $229.3 million, or $.92 per Common Share, for the third quarter of 1994. On an annualized basis, the return on average common equity for the third quarter of 1995 was 18.07% compared with 19.95% for the same period last year. The annualized returns on average total assets were 1.25% and 1.43% for the third quarters of 1995 and 1994, respectively. Primary factors affecting the comparative earnings were a $14.3 million decrease in taxable-equivalent net interest income and a $30.2 million increase in noninterest expense. These factors were partially offset by an $11.7 million increase in noninterest income. The efficiency ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, was 61.27% for the third quarter of 1995 compared with 63.05% and 57.90% for the second quarter of 1995 and the third quarter of 1994, respectively.

Net income for the nine month period ended September 30, 1995, totaled $618.3 million, or $2.59 per Common Share, down from $659.7 million, or $2.66 per Common Share, for the same period last year. On an annualized basis, the return on average common equity for the first nine months of 1995 was 17.72% compared with 19.65% for the first nine months of 1994. The annualized returns on average total assets for the first nine months of 1995 and 1994 were 1.24% and 1.43%, respectively.

Included in 1995 year-to-date results was the effect of several significant nonrecurring items recorded during the first quarter. An extraordinary net gain of $61.1 million ($35.8 million after tax, $.15 per Common Share) was recorded in connection with the sales of certain subsidiaries. This net gain included a gain of $72.3 million ($41.6 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing business and a loss of $11.2 million

($5.8 million after tax, $.02 per Common Share) incurred in connection with the sale of Schaenen Wood & Associates, Inc., an asset management subsidiary. Continued efforts to reconfigure the balance sheet in order to reduce exposure to changes in interest rates resulted in net losses of $49.3 million ($30.9 million after tax, $.13 per Common Share) from the sales of securities. In addition, the Corporation recorded a one-time tax benefit of $16.0 million, or $.07 per Common Share, which related to acquisitions completed in prior years. In the aggregate, these nonrecurring items increased 1995 year-to-date earnings by $20.9 million, or $.09 per Common Share.

Excluding the impact of the above items, operating earnings for the first nine months of 1995 were $597.4 million, or $2.50 per Common Share, down from $659.7 million, or $2.66 per Common Share, for the first nine months of 1994. Affecting the comparative year-to-date results were a $52.0 million decrease in taxable-equivalent net interest income and a $78.1 million increase in noninterest expense. These factors were partially offset by a $32.7 million decrease in the provision for loan losses. The efficiency ratio was 62.79% for the first nine months of 1995 compared with 58.81% for the first nine months of 1994.

FIGURE 2. - SELECTED FINANCIAL DATA

                                                                                                           Nine months ended
(dollars in millions,                             1995 Quarters                 1994 Quarters                September 30,
except per share amounts)               -------------------------------   -------------------------  -----------------------------
                                           THIRD    Second      First      Fourth          Third          1995            1994
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
  Interest income                       $ 1,298.8  $ 1,298.8  $ 1,245.4    $ 1,191.8      $ 1,150.7     $ 3,843.0      $ 3,298.3
  Interest expense                          632.8      632.5      601.6        526.5          471.1       1,866.9        1,270.3
  Net interest income                       666.0      666.3      643.8        665.3          679.6       1,976.1        2,028.0
  Provision for loan losses                  27.5       20.3       18.5         26.2           27.2          66.3           99.0
  Noninterest income                        235.0      222.9      171.0        205.3          223.3         628.9          677.3
  Noninterest expense                       560.3      568.6      560.8        555.6          530.1       1,689.7        1,611.6
  Income before income taxes
     and extraordinary item                 313.2      300.3      235.5        288.8          345.6         849.0          994.7
  Income before extraordinary item          209.6      199.0      173.9        193.8          229.3         582.5          659.7
  Net income                                209.6      199.0      209.7        193.8          229.3         618.3          659.7
  Net income applicable
     to Common Shares                       205.6      195.0      205.7        189.8          225.3         606.3          647.7
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
  Income before extraordinary item      $     .90  $     .83  $     .71    $     .79      $     .92     $    2.44     $     2.66
  Net income                                  .90        .83        .86          .79            .92          2.59           2.66
  Cash dividends declared                     .36        .36        .36          .32            .32          1.08            .96
  Book value at period-end                  20.74      19.71      19.57        18.88          18.65         20.74          18.65
  Market price:
     High                                   35.13      32.13      29.50        30.88          33.50         35.13          33.75
     Low                                    30.38      26.00      24.50        23.63          30.13         24.50          29.50
     Close                                  34.25      31.38      28.25        25.00          30.50         34.25          30.50
  Weighted average
     Common Shares (000)                228,187.1  235,329.3  239,999.2    241,385.2      244,132.1     234,461.9      243,635.2
----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD-END
  Loans                                 $48,409.7  $48,093.2  $48,020.8    $46,224.7      $44,608.8     $48,409.7      $44,608.8
  Earning assets                         60,847.4   60,945.7   61,167.1     60,046.5       58,638.1      60,847.4       58,638.1
  Total assets                           67,967.1   67,481.2   67,709.0     66,801.2       64,503.4      67,967.1       64,503.4
  Deposits                               47,905.0   48,672.2   48,812.3     48,564.2       47,816.5      47,905.0       47,816.5
  Long-term debt                          4,047.9    4,019.6    3,725.2      3,569.8        2,177.8       4,047.9        2,177.8
  Common shareholders' equity             4,923.4    4,514.4    4,657.5      4,530.4        4,533.9       4,923.4        4,533.9
  Total shareholders' equity              5,083.4    4,674.4    4,817.5      4,690.4        4,693.9       5,083.4        4,693.9
----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
  Return on average total assets             1.25 %     1.19 %     1.28 %      1.19 %          1.43 %        1.24 %         1.43 %
  Return on average common equity           18.07      16.86      18.26       16.61           19.95         17.72          19.65
  Return on average total equity            17.79      16.63      17.99       16.38           19.60         17.46          19.31
  Efficiency ratio (1)                      61.27      63.05      64.12       61.10           57.90         62.79          58.81
  Overhead ratio (2)                        47.89      51.10      52.36       48.01           44.48         50.43          45.53
  Net interest margin                        4.50       4.49       4.38        4.60            4.79          4.46           4.91
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD-END
  Equity to assets                           7.48 %     6.93 %     7.12 %      7.03 %          7.29 %        7.48 %         7.29 %
  Tangible equity to tangible assets         5.98       5.75       6.02        6.19            6.45          5.98           6.45
  Tier I risk-adjusted capital               7.55       7.45       7.96        8.48            8.86          7.55           8.86
  Total risk-adjusted capital               10.84      10.82      11.05       11.62           12.07         10.84          12.07
  Leverage                                   6.19       5.88       6.24        6.63            6.79          6.19           6.79
===================================================================================================================================

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

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in the Corporation's yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 32.

For the third quarter of 1995 net interest income was $666.0 million, down $13.6 million, or 2%, from the same period last year. This decrease resulted from a net interest margin which declined by 29 basis points to 4.50% and more than offset the impact of a $2.6 billion, or 4%, increase in average earning assets. The net interest margin is computed by dividing taxable-equivalent net interest income on an annualized basis by average earning assets.

The reduction in the net interest margin as compared to the year ago quarter was attributable to several factors, including the growth in earning assets (principally new loan originations) at reduced spreads, increased reliance on market-priced funding alternatives with relatively higher interest rates, and actions taken by management during the 1994 fourth quarter and the 1995 first quarter to reduce the Corporation's exposure to changes in interest rates by reconfiguring the balance sheet. These actions, including the sales of certain securities, are more fully described in the following Asset and Liability Management section. After completing these actions, the net interest margin was stable for the remainder of the first quarter and rose 12 basis points during the past six months. This improvement reflected the impact of wider loan spreads, the securitization and sale of loans with lower spreads and the reinvestment of funds from maturing securities into higher-yielding loans.

Average earning assets for the third quarter totaled $60.3 billion, which was $2.6 billion, or 4%, higher than the third quarter 1994 level. This increase was primarily due to a higher level of average loan outstandings, which rose $4.6 billion, or 10%, reflecting the impact of acquisitions as well as internal loan growth. The increase in the loan portfolio was partially offset, however, by a $2.2 billion, or 17%, decline in securities (including both investment securities and securities available for sale) due in large part to sales associated with the balance sheet reconfiguration. Average earning assets comprised 91% of average total assets during both the third quarter of 1995 and the third quarter of 1994.

The Corporation uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $9.8 billion at September 30, 1995, from $10.5 billion at year-end 1994. For the third quarter of 1995, interest rate swaps, including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps, reduced net interest income and the net interest margin by $7.6 million and 5 basis points, respectively. During the same period in 1994 interest rate swaps contributed $20.5 million to net interest income and added 14 basis points to the net interest margin. The manner in which interest rate swaps are used in the Corporation's overall program of asset and liability management is described in the following Asset and Liability Management section.

FIGURE 3. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                            THIRD QUARTER 1995                       Second Quarter 1995
                                                  --------------------------------------------------------------------------------
                                                   AVERAGE                    YIELD/        Average                         Yield/
(dollars in millions)                              BALANCE        INTEREST      RATE        Balance        Interest           Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1) (2):
   Commercial, financial and agricultural         $11,390.9      $  267.8       9.33 %      $11,350.2    $  269.4          9.52 %
   Real estate                                     22,166.1         495.1       8.86         22,518.9       497.1          8.85
   Consumer                                         9,720.1         248.4      10.14          9,886.0       244.2          9.91
   Student loans held for sale                      2,354.2          50.8       8.56          2,156.4        49.7          9.24
   Lease financing                                  2,490.1          43.3       6.95          2,340.4        39.3          6.71
   Foreign                                             74.3            .9       5.06             53.5         1.0          7.63
----------------------------------------------------------------------------------------------------------------------------------
      Total loans                                  48,195.7       1,106.3       9.11         48,305.4     1,100.7          9.14
Mortgage loans held for sale                          168.1           3.7       8.75            194.5         3.9          8.02
Taxable investment securities                       8,275.5         138.2       6.68          8,578.9       142.9          6.66
Tax-exempt investment securities (1)                1,531.7          31.7       8.29          1,559.2        33.3          8.54
----------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                   9,807.2         169.9       6.93         10,138.1       176.2          6.95
Securities available for sale (1)                   1,457.2          23.0       6.15          1,423.5        22.3          6.02
Interest-bearing deposits with banks                   41.6            .4       4.06             46.4          .5          4.32
Federal funds sold and securities
   purchased under resale agreements                  480.6           7.1       5.83            526.5         7.9          6.04
Trading account assets                                143.7           2.1       5.75            154.7         2.3          6.08
----------------------------------------------------------------------------------------------------------------------------------
      Total short-term investments                    665.9           9.6       5.71            727.6        10.7          5.94
----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                         60,294.1       1,312.5       8.63         60,789.1     1,313.8          8.66
Allowance for loan losses                            (870.4)                                   (869.1)
Other assets                                        7,191.9                                   7,030.2
----------------------------------------------------------------------------------------------------------------------------------
                                                  $66,615.6                                 $66,950.2
                                                  =========                                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                     $ 7,154.1          66.3       3.67        $ 7,057.7        65.8          3.74
Savings deposits                                    6,289.4          42.0       2.65          6,594.4        43.7          2.66
NOW accounts                                        5,407.5          27.3       2.00          5,477.6        28.1          2.06
Certificates of deposit ($100,000 or more)          4,069.8          58.4       5.69          3,508.1        56.9          6.50
Other time deposits                                14,495.7         205.7       5.63         14,947.5       195.3          5.24
Deposits in foreign offices                         1,867.1          34.9       7.42          2,520.4        49.5          7.88
----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits              39,283.6         434.6       4.39         40,105.7       439.3          4.39
Federal funds purchased and securities
   sold under repurchase agreements                 5,672.0          79.3       5.55          5,036.8        72.2          5.75
Other short-term borrowings                         3,374.7          51.0       6.00          3,686.4        56.6          6.16
Long-term debt (3)                                  4,046.3          67.9       6.83          3,874.9        64.4          6.77
----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities           52,376.6         632.8       4.80         52,703.8       632.5          4.82
Noninterest-bearing deposits                        8,156.8                                   8,007.2
Other liabilities                                   1,406.8                                   1,441.6
Preferred stock                                       160.0                                     160.0
Common shareholders' equity                         4,515.4                                   4,637.6
----------------------------------------------------------------------------------------------------------------------------------
                                                  $66,615.6                                 $66,950.2
                                                  =========                                 =========
Interest rate spread                                                            3.83                                       3.84
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                          $  679.7       4.50 %                    $ 681.3          4.49 %
                                                                  =======    =======                      =======       =======
Taxable-equivalent adjustment(1)                                    $13.7                                   $15.0
----------------------------------------------------------------------------------------------------------------------------------

(1) Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis using the statutory Federal income tax rate.
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(3) Rate calculation excludes ESOP debt.
TE = Taxable Equivalent


         First Quarter 1995                             Fourth Quarter 1994                          Third Quarter 1994
----------------------------------------------------------------------------------------------------------------------------------
   Average                     Yield/             Average                   Yield/            Average                    Yield/
   Balance      Interest       Rate               Balance    Interest       Rate              Balance     Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------


$10,513.9      $  232.5         8.97 %         $ 9,935.9     $  219.2         8.75 %          $10,171.1   $  227.9         8.89 %
 22,111.9         477.5         8.76            21,316.8        448.2         8.34             20,241.9      417.5         8.18
  9,788.5         236.9         9.81             9,894.1        236.6         9.49              9,565.7      225.4         9.35
  2,120.8          45.8         8.77             1,595.7         31.7         7.89              1,577.4       30.0         7.53
  2,282.3          38.7         6.78             2,148.7         36.6         6.80              1,985.7       33.9         6.83
     70.6            .9         5.31                78.9           .4         2.10                 74.4        1.1         5.98
----------------------------------------------------------------------------------------------------------------------------------
 46,888.0       1,032.3         8.85            44,970.1        972.7         8.58             43,616.2      935.8         8.51
    243.0           4.5         7.35               412.3          8.2         7.91                463.5        9.1         7.87
  8,665.9         144.7         6.68             8,828.6        146.2         6.62              8,184.0      131.7         6.44
  1,565.3          33.2         8.49             1,561.5         33.7         8.63              1,433.0       33.1         9.24
----------------------------------------------------------------------------------------------------------------------------------
 10,231.2         177.9         6.96            10,390.1        179.9         6.93              9,617.0      164.8         6.86
  1,623.0          26.6         6.06             2,844.0         43.2         5.75              3,890.5       53.9         5.51
    414.2           6.5         6.41                33.1           .5         6.49                 27.5         .3         3.55

    711.9          10.3         5.87                61.7           .8         4.88                 92.8        1.0         4.64
    146.1           2.3         6.35                97.1          1.5         6.02                 15.9         .2         4.66
----------------------------------------------------------------------------------------------------------------------------------
  1,272.2          19.1         6.10               191.9          2.8         5.74                136.2        1.5         4.42
----------------------------------------------------------------------------------------------------------------------------------
 60,257.4       1,260.4         8.47            58,808.4      1,206.8         8.12             57,723.4    1,165.1         8.01
   (853.4)                                        (827.1)                                        (822.2)
  7,054.9                                        6,632.0                                        6,537.4
----------------------------------------------------------------------------------------------------------------------------------
$66,458.9                                      $64,613.3                                      $63,438.6
=========                                      =========                                      =========

$ 7,144.7          62.4         3.54           $ 7,119.0         56.4         3.15            $ 7,218.3       50.5         2.78
  6,948.6          46.9         2.74             7,262.9         49.9         2.73              7,683.9       52.8         2.73
  5,505.2          27.7         2.04             5,511.0         27.6         1.99              5,529.6       27.0         1.94
  3,387.9          48.7         5.83             3,164.9         42.8         5.37              3,030.5       39.4         5.16
 13,789.4         179.2         5.27            12,846.3        152.2         4.70             12,256.3      137.4         4.45
  3,321.2          48.3         5.90             2,972.2         38.3         5.11              3,407.3       38.7         4.51
----------------------------------------------------------------------------------------------------------------------------------
 40,097.0         413.2         4.18            38,876.3        367.2         3.75             39,125.9      345.8         3.51

  5,502.6          76.5         5.64             5,857.9         73.9         5.00              6,295.9       70.2         4.43
  3,298.9          49.8         6.12             2,850.6         38.1         5.31              2,052.9       24.0         4.63
  3,612.9          62.1         7.01             3,001.6         47.3         6.46              2,144.3       31.1         6.01
----------------------------------------------------------------------------------------------------------------------------------
 52,511.4         601.6         4.65            50,586.4        526.5         4.14             49,619.0      471.1         3.77
  7,955.9                                        8,238.9                                        8,083.0
  1,263.8                                        1,095.2                                        1,094.9
    160.0                                          160.0                                          160.0
  4,567.8                                        4,532.8                                        4,481.7
----------------------------------------------------------------------------------------------------------------------------------
$66,458.9                                      $64,613.3                                      $63,438.6
=========                                      =========                                      =========
                                3.82                                          3.98                                         4.24
----------------------------------------------------------------------------------------------------------------------------------

               $  658.8         4.38 %                       $  680.3         4.60 %                      $  694.0         4.79 %
                =======       ======                          =======       ======                         =======       ======
                  $15.0                                         $15.0                                        $14.4
----------------------------------------------------------------------------------------------------------------------------------

FIGURE 4.  COMPONENTS OF NET INTEREST INCOME CHANGES
(in millions)

                                               From Three Months Ended Sept. 30, 1994         From Nine Months Ended Sept. 30, 1994
                                                To Three Months Ended Sept. 30, 1995           To Nine Months Ended Sept. 30, 1995
                                               --------------------------------------         -------------------------------------
                                                Average       Yield/          Net             Average        Yield/          Net
                                                 Volume         Rate       Change              Volume          Rate       Change
                                               --------------------------------------         -------------------------------------
    INTEREST INCOME
    Loans                                        $102.3        $ 68.2       $170.5             $ 383.8        $ 208.3      $ 592.1
    Mortgage loans held for sale                   (6.3)           .9         (5.4)              (36.1)           5.3        (30.8)
    Taxable investment securities                   1.5           5.0          6.5                61.7            3.3         65.0
    Tax-exempt investment securities                2.2          (3.6)        (1.4)               (2.1)          (2.2)        (4.3)
    Securities available for sale                 (37.6)          6.7        (30.9)             (138.6)          25.6       (113.0)
    Short-term investments                          7.5            .6          8.1                32.7            2.9         35.6
                                              ----------    ----------    ---------           ---------     ----------    ---------
         Total interest income                     69.6          77.8        147.4               301.4          243.2        544.6

    INTEREST EXPENSE
    Money market deposit accounts                   (.5)         16.3         15.8                (2.0)          56.2         54.2
    Savings deposits                               (9.4)         (1.4)       (10.8)              (24.8)           2.5        (22.3)
    NOW accounts                                    (.6)           .9           .3                (1.6)           6.3          4.7
    Certificates of deposit
          ($100,000 or more)                       14.6           4.4         19.0                28.7           31.9         60.6
    Other time deposits                            27.8          40.5         68.3                80.0          108.6        188.6
    Deposits in foreign offices                   (22.1)         18.3         (3.8)              (15.3)          59.3         44.0
                                              ----------    ----------    ---------           ---------     ----------    ---------
         Total interest-bearing deposits            9.8          79.0         88.8                65.0          264.8        329.8
    Federal funds purchased and
         securities sold under
         repurchase agreements                     (7.4)         16.5          9.1               (13.7)          72.0         58.3
    Other short-term borrowings                    18.5           8.5         27.0                77.4           27.2        104.6
    Long-term debt                                 31.3           5.5         36.8                93.8           10.1        103.9
                                              ----------    ----------    ---------           ---------     ----------    ---------
         Total interest expense                    52.2         109.5        161.7               222.5          374.1        596.6
                                              ----------    ----------    ---------           ---------     ----------    ---------
         Net interest income                     $ 17.4        $(31.7)      $(14.3)            $  78.9        $(130.9)     $ (52.0)
                                              ==========    ==========    =========           =========     ==========    =========

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

ASSET AND LIABILITY MANAGEMENT

Asset/Liability Management Committee
The Corporation manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by the Corporation's Asset/Liability Management Committee ("ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of the Corporation, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of the Corporation and each of its affiliate banks. The ALCO meets twice monthly to conduct this review and to approve strategies consistent with its policies.

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

The actions taken during the fourth quarter of 1994 reduced the Corporation's estimated liability-sensitive position to within the ALCO guidelines, while the additional actions taken during the first quarter of 1995 further reduced the Corporation's liability-sensitive position such that a gradual 200 basis point increase in interest rates over the next twelve-month period would have an approximate 1% negative impact on net interest income, according to the simulation model. While these actions reduced the Corporation's exposure to changes in short-term interest rates, net interest income and the net interest margin were negatively impacted due to increased reliance on fixed-rate market priced funding at higher interest rates.

In July 1995, the Corporation completed its first securitization and sale of indirect auto loans in the amount of $299 million and sold approximately $500 million of residential mortgage loans. Since these transactions involved lower spread assets, they had the positive effect of improving the net interest margin. Additionally, these transactions improved liquidity and enhanced capital management flexibility. The Corporation will continue to evaluate strategies to securitize and/or sell loans, taking into account the impact on liquidity, capital and earnings.

Interest Rate Swap Contracts
The Corporation's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency would place the Corporation' earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. In addition to the Corporation's securities portfolio, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decisions to use portfolio interest rate swaps versus on-balance sheet securities to manage interest rate risk have depended on various factors, including funding costs, liquidity, and capital requirements. As summarized in Figure 5, the Corporation's portfolio swaps totaled $9.8 billion at September 30, 1995, and consisted principally of contracts wherein the Corporation receives a fixed rate of interest while paying a variable rate.

FIGURE 5.  INTEREST RATE SWAP PORTFOLIO
(dollars in millions)

                                                                SEPTEMBER 30, 1995                           December 31, 1994
                                    ------------------------------------------------------------------    ------------------------
                                                                               WEIGHTED AVERAGE RATE
                                     NOTIONAL       FAIR        MATURITY(1)   ------------------------     Notional        Fair
                                      AMOUNT        VALUE         (YEARS)      RECEIVE         PAY          Amount        Value
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Receive fixed/pay variable -
   indexed amortizing               $ 4,604.0       $(12.0)          2.8         6.83%         5.95%      $ 5,786.6      $(341.7)
Receive fixed/pay variable -
   conventional                       2,716.2         20.8           6.9         6.64          5.95         3,010.2       (199.6)
Pay fixed/receive variable -
   conventional                       2,486.5        (22.5)           .7         5.86          7.44         1,456.5         11.5
Basis swaps                                --           --            --           --            --           200.0           .1
                                    ----------    ----------                                              ----------    ----------
   Total portfolio swaps              9,806.7        (13.7)          3.4         6.53          6.33        10,453.3       (529.7)
Customer swaps                        2,116.4          7.2           3.8         6.58          6.67         1,248.3          2.0
                                    ----------    ----------                                              ----------    ----------
   Total interest rate swaps        $11,923.1       $ (6.5)          3.5         6.54%         6.39%      $11,701.6      $(527.7)
                                    ==========    ==========                                              ==========    ==========

(1) Maturity is based on expected average lives rather than contractual terms.


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

In addition to portfolio swaps, the Corporation has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers. The Corporation offsets the interest rate risk of customer swaps by entering into offsetting swaps with third parties. These offsetting swaps are also included in the customer swap portfolio. Adjustments to fair values of customer swaps are included in noninterest income. The $2.1 billion notional amount of customer swaps presented in Figure 5 includes $956.1 million of interest rate swaps that receive a fixed rate and pay a variable rate and $1.1 billion of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $11.9 billion at September 30, 1995, $11.7 billion at December 31, 1994, and $10.0 billion at September 30, 1994. The weighted average rates presented in Figure 5 are those in effect at September 30, 1995. Portfolio interest rate swaps reduced net interest income and the net interest margin by $7.6 million and 5 basis points, respectively, during the third quarter of 1995. These reductions reflected the amortization of net deferred losses from prior period swap terminations, which more than offset the impact of a positive spread on the third quarter 1995 swap portfolio. As of September 30, 1995, the spread on portfolio interest rate swaps, which excludes the amortization of net deferred swap losses, provided a slightly positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 20 basis points). The portfolio had an aggregate negative fair value of $(13.7) million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate interest rates using the applicable forward yield curve. The estimated fair value of the Corporation's total interest rate swap portfolio improved substantially during the first nine months of 1995 from a negative fair value of $(527.7) million at December 31, 1994. The improvement in fair value over the past nine months reflected the financial markets' expectations, as measured by the forward yield curve, for a decline in future interest rates. In addition, since the end of last year, swaps with an aggregate notional amount of $1.3 billion were terminated prior to their maturities, resulting in net deferred losses of $57.8 million. Such losses are amortized, generally, over the projected remaining life of the related swap contract at its termination. A summary of the Corporation's deferred swap gains and losses at September 30, 1995, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14 of this report. Each swap was terminated in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is strategically integrated with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the nine-month period ended September 30, 1995, are summarized in Figure 6.

FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (in millions)

                                                 Receive Fixed
                                        -----------------------------                                             Total
                                            Indexed                         Pay Fixed-        Basis           Portfolio
                                         Amortizing      Conventional     Conventional        Swaps               Swaps
                                        ------------     ------------     ------------     ------------     ------------
Balance at beginning of year                $5,786.6         $3,010.2         $1,456.5           $200.0        $10,453.3
Additions                                      355.0            200.0          1,030.0               --          1,585.0
Maturities                                        --            494.0               --            200.0            694.0
Terminations                                 1,300.0               --               --               --          1,300.0
Amortization                                   237.6               --               --               --            237.6
                                        ------------     ------------     ------------     ------------     ------------
     Balance at end of period               $4,604.0         $2,716.2         $2,486.5               --        $ 9,806.7
                                        ============     ============     ============     ============     ============

A summary of the notional and fair values of portfolio swaps by interest rate management strategy at September 30, 1995, is presented in Figure 7. In effect, the fair value at any given date represents the estimated net cost which would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

FIGURE 7. PORTFOLIO SWAPS BY INTEREST RATE MANAGEMENT STRATEGY
(in millions)

                                                   September 30, 1995            December 31, 1994            September 30, 1994
                                                  --------------------          --------------------          --------------------
                                                  Notional      Fair            Notional       Fair           Notional      Fair
                                                   Amount       Value            Amount       Value            Amount       Value
                                                  --------    --------          --------    --------          --------    --------
 Convert variable rate loans to fixed             $5,704.0      $(28.1)        $ 7,146.6     $(470.6)         $6,469.9     $(357.2)
 Convert fixed rate liabilities to variable        1,616.2        36.9           1,650.2       (70.7)          1,763.0       (38.7)
 Convert variable rate liabilities to fixed        2,486.5       (22.5)          1,456.5        11.5             319.2        (5.1)
 Other                                                  --          --             200.0          .1             200.0          --
                                                  --------    --------         ---------    --------          --------    --------
      Total portfolio swaps                       $9,806.7      $(13.7)        $10,453.3     $(529.7)         $8,752.1     $(401.0)
                                                  ========    ========         =========    ========          ========    ========

The notional amount of the interest rate swap contracts represents only an agreed upon amount on which calculations of interest payments to be exchanged are based. It does not represent the potential for gain or loss on such positions. Similarly, the notional amount is not indicative of the market risk or the credit risk of the positions held. Credit risk is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. The credit risk exposure to the counterparty on each interest rate swap is monitored by an appropriate credit committee. Based upon detailed credit reviews of the counterparties, limits on the total credit exposure the Corporation may have with each counterparty, and whether collateral is required, are determined. Although the Corporation is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of September 30, 1995, all counterparties were expected to meet their obligations.

At September 30, 1995, the Corporation had 19 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, the Corporation had an aggregate credit exposure of $28.8 million to only nine, with the largest credit exposure to an individual counterparty amounting to $10.1 million. The expected average maturities of the portfolio swaps at September 30, 1995, are summarized in Figure 8.

FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT SEPTEMBER 30, 1995 (in millions)

                                                        Receive Fixed
                                                -----------------------------                                    Total
                                                   Indexed                                  Pay Fixed-       Portfolio
                                                Amortizing       Conventional             Conventional           Swaps
                                                ----------       ------------             ------------       ---------
    Due in one year or less                       $  432.0           $   50.0                 $1,725.0        $2,207.0
    Due after one through five years               4,172.0              591.2                    761.5         5,524.7
    Due after five through ten years                    --            2,075.0                       --         2,075.0
                                                ----------       ------------             ------------       ---------
        Total portfolio swaps                     $4,604.0           $2,716.2                 $2,486.5        $9,806.7
                                                ==========       ============             ============       =========


NONINTEREST INCOME
As shown in Figure 9, noninterest income totaled $235.0 million for the third quarter of 1995, up $11.7 million, or 5%, from the same period last year. This improvement reflected growth in fee-based revenues, with the largest increases coming from services charges on deposit accounts ($2.8 million), trust and asset management income ($4.3 million), and credit card fees ($2.1 million). The increase in trust and asset management income was due, in large part, to the April 1995 acquisition of Spears Benzak, which is more fully disclosed in
Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report. Additional detail pertaining to the composition of the trust revenue component is presented in Figure 10. Also contributing to the growth in noninterest income was a $4.7 million increase in venture capital gains and an $8.7 million increase in miscellaneous income. The increase in miscellaneous income resulted from gains recognized in connection with loan securitizations and sales, higher income from company owned life insurance and increases in various other categories of operating income. The positive effect of the above items was partially offset by a $10.2 million decrease in mortgage banking income, resulting from the March 1995 sale of the residential mortgage loan servicing business. The completion of eight acquisitions, including Spears Benzak, since June 1994 had a positive overall impact on noninterest income relative to the third quarter of last year.

For the first nine months of 1995, noninterest income totaled $628.9 million, down $48.4 million, or 7%, from the first nine months of last year. Included in 1995 results were net securities losses of $49.3 million recorded in the first quarter in connection with efforts to reconfigure the balance sheet in order to reduce interest rate risk. As shown in Figure 9, other significant year-to-date declines from the prior year occurred in mortgage banking income and special asset management fees, which decreased by $32.4 million and $6.1 million, respectively. The reduction in mortgage banking income resulted from the sale of the mortgage loan servicing business referred to above, while the reduction in special asset management fees reflected the decrease in the level of activity associated with loan collection and asset disposition work performed under contracts with the Federal Deposit Insurance Corporation.
These contracts expired during the third quarter. The above decreases were partially offset by increases in service charges on deposit accounts ($7.9 million), trust and asset management income ($3.9 million), and credit card fees ($3.8 million). The growth in service charges reflected the repricing of fees by certain affiliate banks, improved collections experience and a higher deposit base. In addition, miscellaneous income rose by $25.9 million due to gains from loan securitizations and sales, higher income from dealer swap activities and company owned life insurance, and increases in a number of other categories of operating income. Nine acquisitions completed since the 1993 year end also had a positive impact on 1995 noninterest income in comparison with the 1994 year-to-date period.

FIGURE 9. NONINTEREST INCOME
(dollars in millions)
                                          Three months ended                                 Nine months ended
                                             September 30,                Change              Septermber 30,          Change
                                          ------------------       -------------------      ------------------    -----------------
                                           1995        1994        Amount      Percent       1995        1994    Amount    Percent
                                         ------       ------       -------     -------      ------      -------  ------    -------
Service charges on deposit accounts      $ 70.7      $ 67.9         $ 2.8        4.1 %      $206.5       $198.6   $  7.9     4.0 %
Trust and asset management income          58.2        53.9           4.3        8.0         170.4        166.5      3.9     2.3
Credit card fees                           22.6        20.5           2.1       10.2          59.9         56.1      3.8     6.8
Insurance and brokerage income             16.5        14.9           1.6       10.7          43.8         46.3     (2.5)   (5.4)
Mortgage banking income                     9.1        19.3         (10.2)     (52.8)         34.3         66.7    (32.4)  (48.6)
Net securities gains (losses)                .2         2.0          (1.8)     (90.0)        (42.2)         9.0    (51.2)    N/M
Other income:
    International fees                      5.7         4.5           1.2       26.7          14.7         12.3      2.4     19.5
    Special asset management fees           1.4         3.1          (1.7)     (54.8)          6.0         12.1     (6.1)   (50.4)
    Venture capital gains                   5.3          .6           4.7      783.3           9.9         10.0      (.1)    (1.0)
    Miscellaneous                          45.3        36.6           8.7       23.8         125.6         99.7     25.9     26.0
                                         ------      ------        ------                   ------       ------   ------
    Total other income                     57.7        44.8          12.9       28.8         156.2        134.1     22.1     16.5
                                         ------      ------        ------                   ------       ------   ------
    Total noninterest income             $235.0      $223.3         $11.7        5.2 %      $628.9       $677.3   $(48.4)    (7.1) %
                                         ======      ======        ======                   ======       ======   ======

N/M = Not Meaningful


FIGURE 10.  TRUST AND ASSET MANAGEMENT INCOME
(dollars in millions)
                                                  Three months ended                            Nine months ended
                                                     September 30,            Change              September 30,         Change
                                                   -----------------   ----------------------   ------------------  ----------------
                                                    1995       1994      Amount     Percent      1995       1994    Amount   Percent
                                                   -----      -----    ---------   ----------   ------     -------  ------- --------
Personal asset management and
    custody fees                                    $31.3     $26.2       $ 5.1       19.5 %    $ 89.8    $ 83.1     $ 6.7     8.1 %
Institutional asset management and
    custody fees                                     17.5      18.9        (1.4)      (7.4)       51.7      55.5      (3.8)   (6.8)
Corporate service fees                                4.8       5.1         (.3)      (5.9)       15.3      17.0      (1.7)  (10.0)
All other fees                                        4.6       3.7          .9       24.3        13.6      10.9       2.7    24.8
                                                    -----     -----      ------                 ------    ------    ------
    Total trust and asset management
      income                                        $58.2     $53.9       $ 4.3        8.0 %    $170.4    $166.5     $ 3.9     2.3 %
                                                    =====     =====      ======                 ======    ======    ======


NONINTEREST EXPENSE
As shown in Figure 11, noninterest expense for the third quarter of 1995 totaled $560.3 million, up $30.2 million, or 6%, from the third quarter of 1994. This increase reflected the impact of eight acquisitions completed since June 1994 and approximately $11 million of additional expenses recorded during the third quarter of 1995 in connection with the implementation of several strategic initiatives. Partially offsetting these factors was the overall reduction in costs (primarily personnel) resulting from the March 1995 sale of the residential mortgage loan servicing business. Net of this reduction, personnel expense, the largest category of noninterest expense, increased $21.0 million, due in large part to the impact of the acquisitions and the resulting increase in the number of full-time equivalent employees. The $5.0 million increase in the amortization of intangibles was also related to the acquisitions, while the $6.8 million growth in professional fees represented most of the $11 million of incremental costs incurred in connection with the strategic initiatives. Miscellaneous expense rose $21.8 million, reflecting the impact of acquisitions as well as higher loan servicing fees due to the sale of the mortgage loan servicing business. The above increases were substantially offset by the effect of a retroactive reduction in the Bank Insurance Fund assessment rate. This reduction resulted in a September 1995, $25 million return of deposit insurance premiums for the periods June 1 through June 30, 1995, (approximately $7 million) and July 1 through September 30, 1995, (approximately $18 million). At the current level of deposits, the new assessment rate would result in a quarterly expense for deposit insurance premiums for KeyCorp of approximately $7.5 million, down from approximately $25 million in recent quarters.

Noninterest expense totaled $1.7 billion for the first nine months of 1995, up $78.1 million, or 5%, from the comparable 1994 period. Increases in personnel expense ($36.8 million), amortization of intangibles ($14.8 million), professional fees ($13.2 million), and miscellaneous expense ($38.5 million) were partially offset by the decrease in deposit insurance premiums. The same factors which contributed to the variance in quarterly results relative to the prior year also accounted for the year-to-date variances summarized above.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 61.27% for the third quarter compared with 63.05% and 57.90% for the second quarter of 1995 and the third quarter of 1994, respectively. The increase in the efficiency ratio relative to the prior year period reflected the reduction in taxable-equivalent net interest income as well as the increase in noninterest expense.

FIGURE 11. NONINTEREST EXPENSE
(dollars in millions)

                                       Three months ended                              Nine months ended
                                          September 30,              Change               September 30,             Change
                                      --------------------    --------------------    --------------------    --------------------
                                        1995        1994       Amount      Percent      1995        1994       Amount     Percent
                                      --------    --------    --------    --------    --------    --------    --------    --------
Personnel                               $278.7      $257.7    $   21.0         8.1%   $  829.2    $  792.4    $   36.8        4.6%
Net occupancy                             53.5        53.9         (.4)        (.7)      159.6       162.6        (3.0)      (1.8)
Equipment                                 37.3        39.3        (2.0)       (5.1)      116.4       118.8        (2.4)      (2.0)
FDIC insurance assessments                  .2        25.3       (25.1)      (99.2)       51.6        74.1       (22.5)     (30.4)
Amortization of intangibles               19.0        14.0         5.0        35.7        55.1        40.3        14.8       36.7
Professional fees                         18.0        11.2         6.8        60.7        48.4        35.2        13.2       37.5
Other expense:
   Marketing                              18.4        14.0         4.4        31.4        51.6        44.7         6.9       15.4
   OREO expense, net (1)                   (.5)         .8        (1.3)        N/M          .3         4.5        (4.2)     (93.3)
   Miscellaneous                         135.7       113.9        21.8        19.1       377.5       339.0        38.5       11.4
                                      --------    --------    --------                --------    --------    --------
     Total other expense                 153.6       128.7        24.9        19.3       429.4       388.2        41.2       10.6
                                      --------    --------    --------                --------    --------    --------
     Total noninterest expense          $560.3      $530.1    $   30.2         5.7%   $1,689.7    $1,611.6    $   78.1        4.8%
                                      ========    ========    ========                ========    ========    ========

Full-time equivalent employees          29,560      29,411                              29,560      29,411
Efficiency ratio (2)                     61.27%      57.90%                              62.79%      58.81%
Overhead ratio (3)                       47.89       44.48                               50.43       45.53

(1) OREO expense is net of income of $1.4 million and $1.6 million for the third quarter of 1995 and 1994 respectively, and $3.8 million and $3.6 million for the 1995 and 1994 year-to-date periods, respectively.

(2) Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(3) Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.


INCOME TAXES
The provision for income taxes was $103.6 million for the three-month period ended September 30, 1995, as compared to $116.3 million for the same period in 1994. The effective tax rate (provision for income taxes as a percentage of income before income taxes and extraordinary item) for the 1995 third quarter was 33.1% compared to 33.7% for the third quarter of 1994. For the first nine months of 1995, the provision for income taxes was $266.5 million compared with $335.0 million for the first nine months of 1994. The effective tax rate in each of these periods was 31.4% and 33.7%, respectively. The decrease in the year-to-date effective tax rate was primarily attributable to the recognition during the first quarter of 1995 of one-time tax benefits totaling $16.0 million related to acquisitions made in years prior to 1992.

FINANCIAL CONDITION

LOANS
At September 30, 1995, total loans outstanding were $48.4 billion, compared to $46.2 billion at December 31, 1994, and $44.6 billion at September 30, 1994. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 11 of this report. The $2.2 billion growth from the December 31, 1994, level was the result of increases of $1.4 billion in commercial loans, $11.3 million in real estate loans (including a $670.2 million decrease in residential mortgages), $681.9 million in student loans held for sale and $345.8 million in lease financing. The decrease in residential mortgage loans was the result of a transfer of $1.0 billion of seasoned 15- and 30-year residential mortgages to the held for sale portfolio. Of the loans transferred, $500 million were sold during the third quarter. Growth in the above categories was partially offset by a $210.6 million decrease in consumer loans as a result of the $299 million securitization of auto loans. As shown in Figure 12, loan growth, excluding the impact of acquisitions and sales, was achieved principally in the Northeast and Great Lakes regions. The acquired loan growth resulted from the acquisitions of OMNIBANCORP in the Rocky Mountain Region, Casco Northern Bank, National Association and BANKVERMONT Corporation in the Northeast Region and AFG, which is included in Financial Services. Additional detail pertaining to these acquisitions is presented in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7 of this report.

FIGURE 12. PERIOD-END LOAN GROWTH BY REGION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(dollars in millions)

                             December 31,                                          Other    September 30,        Percent
                                     1994        Acquired         Sold(1)       Activity             1995         Change
                               ----------      ----------      ----------      ----------      ----------      ----------
Northeast Region                $12,621.6        $1,162.2        $   10.5        $  538.6       $14,311.9           13.4%
Great Lakes Region               20,909.0               -         1,086.5           942.6        20,765.1            (.7)
Rocky Mountain Region             3,317.3           215.3            18.9           284.9         3,798.6           14.5
Northwest Region                  9,270.2               -           180.2           (78.0)        9,012.0           (2.8)
Financial Services                  106.6           144.6              --           270.9           522.1          389.8
                               ----------      ----------      ----------      ----------      ----------
      Total                     $46,224.7        $1,522.1        $1,296.1        $1,959.0       $48,409.7            4.7%
                               ==========      ==========      ==========      ==========      ==========

(1) Includes mortgage loans transferred to the held for sale portfolio.

SECURITIES
At September 30, 1995, the securities portfolio totaled $11.3 billion, consisting of $1.6 billion of securities available for sale and $9.7 billion of investment securities. This compares to a total portfolio of $12.8 billion, comprised of $2.5 billion of securities available for sale and $10.3 billion of investment securities, at December 31, 1994. The reduction in the overall portfolio since year end 1994 reflects the first quarter 1995 sale of $1.2 billion of securities in conjunction with the balance sheet reconfiguration, which is more fully discussed in the Asset and Liability Management section beginning on page 26 of this report. Certain information pertaining to the composition, yields and maturities of the securities available for sale and investment securities portfolios is presented in Figures 13 and 14, respectively.

FIGURE 13. SECURITIES AVAILABLE FOR SALE AT SEPTEMBER 30, 1995
(dollars in millions)

                                 U.S. Treasury,      States and      Mortgage-                                         Weighted
                                  Agencies and        Political         Backed             Other                        Average
                                  Corporations     Subdivisions     Securities(1)     Securities         Total            Yield (2)
                                  ------------     ------------     ------------     ------------     ------------     ------------
Maturity:
  One year or less                      $338.1            $ 3.4           $   .2            $ 6.1         $  347.8            6.76%
  After one through five years           311.0             10.2             31.4             24.9            377.5            7.09
  After five through ten years            10.2              8.5            825.3             10.8            854.8            6.44
  After ten years                          7.9              3.8               --              4.1             15.8            7.61
                                  ------------     ------------     ------------     ------------     ------------
Fair value                              $667.2            $25.9           $856.9            $45.9         $1,595.9            6.56%
                                  ============     ============     ============     ============     ============
Amortized cost                          $662.9            $25.5           $859.6            $45.7         $1,593.7
Weighted average yield                    6.99%            8.07%            6.45%            4.58%            6.56%
Weighted average maturity            1.6 years        6.1 years        7.4 years        7.8 years        6.2 years

(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

FIGURE 14. INVESTMENT SECURITIES AT SEPTEMBER 30, 1995
(dollars in millions)

                                      U.S. Treasury,    States and      Mortgage-                                      Weighted
                                      Agencies and       Political        Backed              Other                     Average
                                      Corporations    Subdivisions    Securities(1)      Securities          Total        Yield (2)
                                      ------------    ------------    -------------    ------------    ------------    ------------
Maturity:
  One year or less                          $ 67.1        $  619.5         $  275.6          $254.0        $1,216.2          7.05%
  After one through five years               172.0           523.5          3,772.4           113.8         4,581.7          6.72
  After five through ten years                 4.3           237.3          1,490.9            46.1         1,778.6          8.03
  After ten years                            294.8            66.3          1,720.5             2.6         2,084.2          7.11
                                      ------------    ------------    -------------    ------------    ------------
Amortized cost                              $538.2        $1,446.6         $7,259.4          $416.5        $9,660.7          7.09%
                                      ============    ============     ============    ============    ============
Fair value                                  $542.9        $1,495.8         $7,235.0          $415.8        $9,689.5
Weighted average yield                        6.92%           8.56%            6.76%           7.90%           7.09%
Weighted average maturity               15.2 years       2.9 years        5.6 years       2.2 years       5.5 years

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

Management has developed methodologies designed to assess whether the coverage for possible loan losses by the Allowance is adequate. The methodologies applied at KeyCorp focus on a combination of allowance allocations directly attributable to specific potential problem credits and general allocations based on historical losses on a portfolio basis. In addition, indirect risk in the form of general economic conditions, portfolio diversification and off-balance sheet risk are taken into consideration. Management continues to target and maintain an Allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the loan portfolio and similar risk-related matters.

As shown in Figure 15, net loans charged off for the third quarter were slightly higher than those recorded for the same period last year. However, for the year-to-date period net loans charged off were under the prior year level by $23.5 million, or 27%. This improvement came from the commercial, financial and agricultural; real estate-construction; and real estate-mortgage portfolios. These reductions were partially offset by higher net charge-offs in the consumer and lease financing portfolios. The third quarter provision for loan losses was relatively unchanged from that of the year-ago quarter. Consistent with the substantial decline in the level of net loans charged off in the first nine months of 1995, the year-to-date provision was $66.3 million, down $32.7 million, or 33%, from the comparable 1994 period. At September 30, 1995, the Allowance as a percentage of loans outstanding was 1.82%, compared with 1.80% and 1.84% at December 31, 1994, and September 30, 1994, respectively. Although this percentage is not a primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

FIGURE 15. SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in millions)

                                                         Three months ended September 30,       Nine months ended September 30,
                                                         --------------------------------       ------------------------------
                                                             1995                 1994                1995           1994
                                                         ----------            ----------          ----------       ----------
Average loans outstanding during the period               $48,195.7             $43,616.2          $ 47,801.1       $ 41,995.9
Allowance for loan losses at beginning of period              867.5                 816.4               830.0            802.7
Loans charged off:
      Commercial, financial and agricultural                   11.4                  14.0                31.4             47.4
      Real estate-construction                                   .4                    --                 1.5              6.5
      Real estate-mortgage                                     12.3                   8.1                26.2             25.6
      Consumer                                                 32.0                  24.7                87.2             73.6
      Lease financing                                           1.3                    .7                 2.8              2.5
                                                         ----------            ----------          ----------       ----------
                                                               57.4                  47.5               149.1            155.6
Recoveries:
      Commercial, financial and agricultural                   15.3                   8.2                42.3             28.9
      Real estate-construction                                  1.8                    .3                 2.5               .6
      Real estate-mortgage                                      3.9                   3.8                10.7              8.0
      Consumer                                                  8.3                   9.0                27.3             28.0
      Lease financing                                            .4                    .3                 1.4              1.7
                                                         ----------            ----------          ----------       ----------
                                                               29.7                  21.6                84.2             67.2
                                                         ----------            ----------          ----------       ----------

Net loans charged off                                         (27.7)                (25.9)              (64.9)           (88.4)
Provision for loan losses                                      27.5                  27.2                66.3             99.0
Allowance of acquired companies                                11.8                   2.5                46.9              6.9
Transfer from OREO allowance                                     .1                    --                  .6               --
                                                         ----------            ----------          ----------       ----------
Allowance for loan losses at end of period                $   879.2             $   820.2          $    879.2       $    820.2
                                                         ==========            ==========          ==========       ==========

Net loan charge-offs to average loans                           .23%                  .24%                .18%             .28%
Allowance for loan losses to period-end loans                  1.82                  1.84                1.82             1.84
Allowance for loan losses to nonperforming loans             280.53                286.62              280.53           286.62



The composition of nonperforming assets ("NPA") is shown in Figure 16. These assets totaled $367.3 million at September 30, 1995, and represented .76% of loans, OREO and other nonperforming assets compared with $339.8 million, or
 .73%, at year-end 1994 and $398.5 million, or .89%, at September 30, 1994.

Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". SFAS No. 114 prescribes the methodology under which certain loans are to be measured for impairment and provides that loans are to be classified in OREO only when the creditor has actually taken possession of the collateral. Generally, a loan is considered impaired when management believes it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 by eliminating certain income recognition provisions and by expanding disclosure requirements. Adoption of these standards did not have a material effect on the Corporation's financial condition or results of operations and is more fully discussed in Note 6, Nonperforming Assets, beginning on page 12 of this report.

Nonperforming assets increased $27.5 million, or 8%, from the end of the prior year as a result of a $57.4 million, or 22%, increase in nonperforming loans, offset in part by a $36.0 million, or 36%, decrease in OREO. The increase in nonperforming loans resulted from acquisitions ($20.2 million), the addition of one large commercial credit ($28.6 million), and a transfer of $19.9 million from OREO, related to the adoption of SFAS No. 114. The decrease in OREO resulted from the SFAS No. 114 transfer and other activity aggregating $16.1 million. On a regional basis, as illustrated in Figure 18, the ratio of nonperforming assets to total loans plus OREO and other nonperforming assets increased in the Northeast and Rocky Mountain Regions, as a result of acquisitions. The ratio in the Great Lakes Region rose slightly and the ratios for both the Northwest Region and Financial Services improved from the end of the prior year. The higher ratio in the Financial Services sector in the prior year reflected the disproportionately higher level of nonperforming assets in certain nonbank affiliates. Nonperforming assets in these affiliates totaled only $4.6 million at September 30, 1995.

FIGURE 16. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(dollars in millions)

                                                             September 30,      December 31,      September 30,
                                                                      1995              1994               1994
                                                             --------------     -------------     --------------
Commercial, financial and agricultural                               $120.5            $ 92.3             $114.1
Real estate - construction                                             12.3              22.0               23.0
Real estate - commercial mortgage                                      99.4              82.2               88.0
Real estate - residential mortgage                                     60.3              44.7               43.8
Consumer                                                               14.2              11.8               15.2
Lease financing                                                         2.9               1.5                 .6
                                                             --------------     -------------     --------------
      Total nonaccrual loans                                          309.6             254.5              284.7
Restructured loans                                                      3.8               1.5                1.4
                                                             --------------     -------------     --------------
      Total nonperforming loans                                       313.4             256.0              286.1
Other real estate owned                                                64.3             100.3              134.1
Allowance for OREO losses                                             (15.1)            (21.3)             (26.6)
                                                             --------------     -------------     --------------
      Other real estate owned, net of allowance                        49.2              79.0              107.5
Other nonperforming assets                                              4.7               4.8                4.9
                                                             --------------     -------------     --------------
      Total nonperforming assets                                     $367.3            $339.8             $398.5
                                                             ==============     ==============    ==============

Accruing loans past due 90 days or more                               $79.0             $50.2              $84.6
Nonperforming loans to period-end loans                                 .65%              .55%               .64%
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets                  .76               .73                .89



FIGURE 17. SUMMARY OF CHANGES IN NONACCRUAL LOANS
(in millions)

                                               Three months ended September 30,                Nine months ended September 30,
                                               --------------------------------                -------------------------------
                                                 1995                    1994                    1995                   1994
                                               --------                --------                --------               --------
    Balance at beginning of period               $310.3                  $307.5                  $254.5                 $329.8
    Loans placed on nonaccrual                     66.3                    49.9                   227.9                  175.1
    Charge-offs (1)                               (17.2)                  (21.7)                  (49.6)                 (81.6)
    Payments                                      (28.8)                  (34.6)                  (98.9)                 (89.1)
    Transfers to OREO                              (7.2)                   (6.9)                  (18.6)                 (13.7)
    Loans returned to accrual                     (13.8)                  (10.7)                  (45.8)                 (38.8)
    Acquisitions                                     --                     1.2                    20.2                    3.0
    Transfers from OREO (2)                          --                      --                    19.9                      -
                                               --------                --------                --------               --------
       Balance at end of period                  $309.6                  $284.7                  $309.6                 $284.7
                                               ========                ========                ========               ========

(1) Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans, credit card receivables, and interest reversals.

(2)   Represents transfers related to the adoption of SFAS No. 114.

FIGURE 18. NONPERFORMING LOANS AND ASSETS BY REGION

                                                                                           Nonperforming Assets to Period-end Loans
                                      Nonperforming Loans to Period-end Loans                               Plus OREO and Other NPA
                            -------------------------------------------------     -------------------------------------------------
                             September 30,     December 31,     September 30,     September 30,     December 31,      September 30,
                                     1995              1994              1994              1995             1994               1994
                            -------------     -------------     -------------     -------------     -------------     -------------
Northeast Region                    .93%               .74%              .81%             1.15%             1.09%             1.26%
Great Lakes Region                  .52                .47               .59               .58               .57               .77
Rocky Mountain Region               .73                .58               .57               .87               .66               .75
Northwest Region                    .48                .47               .54               .61               .63               .71
Financial Services                  .24               1.40              1.20               .87             10.19             10.20
                            -------------     -------------     -------------     -------------     -------------     -------------
      Total                         .65%               .55%              .64%              .76%              .73%              .89%
                            =============     =============     =============     =============     =============     =============

FIGURE 19. PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY TYPE

                              Commercial,                         Real Estate-     Real Estate-
                            Financial and      Real Estate-        Commercial       Residential
                             Agricultural      Construction          Mortgage          Mortgage          Consumer             Total
                            -------------     -------------      -------------     -------------     -------------     -------------
Northeast Region                    1.06%             3.59%              2.20%              .60%              .13%             .93%
Great Lakes Region                   .69               .49               1.09               .36               .11              .52
Rocky Mountain Region               1.36               .11                .86               .25               .31              .73
Northwest Region                     .31               .21               1.08               .32               .38              .48
Financial Services                    --                --                 --              1.65               .05              .24
                            -------------     -------------      -------------     -------------     -------------     -------------
      Total                          .84%              .84%              1.44%              .44%              .16%             .65%
                            =============     =============      =============     =============     =============     =============

DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are the Corporation's primary source of funding. During the third quarter of 1995, these deposits averaged $41.5 billion and represented 69% of the Corporation's funds supporting earning assets compared with $40.8 billion and 71%, respectively, for the third quarter of 1994. The slight growth in the amount of average core deposits reflected the impact of acquisitions, offset in part by the pursuit of other alternatives by consumers. As shown in Figure 3, beginning on page 24, over the past year balances have also moderately shifted from highly liquid money market deposit accounts and savings deposits to the higher yielding certificates of deposit of $100,000 or more and to the "Other time deposits" category which consists primarily of fixed rate certificates of deposit of less than $100,000.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $15.0 billion for the third quarter of 1995, up $197.0 million, or 1%, from the comparable prior year period. These instruments have been more heavily relied upon in the current year as the growth in earning assets has exceeded the increase in core deposits discussed above. As illustrated in Figure 3, the increase was attributable to growth in large certificates of deposit and other short-term borrowings, principally short-term notes.

FIGURE 20. MATURITY DISTRIBUTION OF TIME DEPOSITS
(in millions)

                                          Domestic                    Foreign
                                           Offices                    Offices
                                         ----------                 ----------
Time remaining to maturity:
     Three months or less                  $2,174.1                   $2,014.8
     Over three through six months            582.1                         .5
     Over six through twelve months           534.4                        --
     Over twelve months                       688.7                        --
                                         ----------                 ----------
          Total                            $3,979.3                   $2,015.3
                                         ==========                 ==========

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. The Corporation's ALCO actively analyzes and manages the Corporation's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities and through the maturity structure of their loan portfolios. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1,300 banking offices in 14 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures to retain or grow deposits. This process is supported by a Central Funding Unit within the Corporation's Funds Management Group which monitors deposit outflows and assists the banks in converting the pricing of deposits from fixed to floating rates or vice versa as specific needs are determined. In addition, the affiliate banks have access to various sources of non-core market funding for short-term liquidity requirements should the need arise.

During the third quarter of 1995, the Corporation established a new Commercial Paper/Note Program which provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used to fund AFG's ongoing lending activities, as well as for general corporate purposes, including future acquisitions. The Corporation also entered into a four-year, $500 million revolving credit agreement with several banks under which the banks have agreed to lend collectively up to $500 million to KeyCorp. The line of credit will be used primarily as a backup source of liquidity for the Corporation's Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of September 30, 1995.

In the first quarter of 1995, the Corporation's $5 billion Bank Note Program which involved four affiliate banks was expanded to allow issuances of up to $6.6 billion, covering eleven affiliate banks. During the first nine months of 1995, $2.3 billion was issued under this program leaving an unused capacity of $3 billion at September 30, 1995. All of the notes issued have maturities of one year or less and are included in other short-term borrowings. In addition to these short-term borrowings, Society National Bank, KeyCorp's lead bank, issued $200 million in long-term 7.25% subordinated notes during the same period.

Under KeyCorp's universal shelf registration, the parent company issued $396.0 million in Medium-Term Notes during the first nine months of 1995. These notes have original maturities in excess of one year and are included in long-term debt. During April 1995, KeyCorp registered with the SEC a new universal shelf which provides for the possible issuance of a broad range of debt and equity securities by the parent company in an amount not to exceed $845 million. At the end of the third quarter, unused capacity under this shelf registration totaled $629 million. The proceeds from the Bank Note Program discussed above and the shelf registration may be used for general corporate purposes, including future acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at September 30, 1995, were as follows:

                        Senior Long-Term Debt   Subordinated Debt
                        ---------------------   -----------------
Standard & Poor's               A-                    BBB+
Moody's                         A1                     A2

Further information pertaining to the Corporation's sources and uses of cash for the nine-month periods ended September 30, 1995 and 1994, is presented in the Consolidated Statements of Cash Flow on page 6 of this report.

CAPITAL AND DIVIDENDS
Total shareholders' equity at September 30, 1995, was $5.1 billion, up $393.0 million, or 8%, from the December 31, 1994, balance and $389.6 million, or 8%, from the end of the third quarter of 1994. These increases resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first nine months of 1995 are shown in the Statement of Changes in Shareholders' Equity presented on page 5 of this report. Included in these changes are a $97.2 million increase in Treasury Stock, resulting from the share repurchase programs discussed below, and net unrealized gains of $90.0 million on securities, reducing the net unrealized losses on securities to $25.2 million as of September 30, 1995. These net unrealized losses were recorded in connection with SFAS No. 115, "Accounting for Certain Debt and Equity Securities."

In January 1995, the Board of Directors approved a 12,000,000 Common Share repurchase program, representing an addition to previously existing programs
which had authorized the repurchase of up to 8,000,000 Common Shares.   In
addition, later during the first quarter of 1995, the Board of Directors authorized the repurchase of approximately 13,200,000 shares in connection with the acquisitions of AFG and Spears Benzak. During the first nine months of 1995, the Corporation repurchased 19,856,250 shares at a total cost of $577.6 million, bringing the total number of shares repurchased under these programs to 27,438,950. Of this total, 19,880,634 shares were reissued in connection with purchase acquisitions and various employee benefit programs. The
8,554,987 Treasury Shares at September 30, 1995, are expected to be reissued over time in connection with employee benefit programs. During the first nine months of 1995, Treasury Shares totaling 15,507,562 were reissued in connection with the acquisitions of AFG, OMNIBANCORP and Spears Benzak and 1,375,974 shares were reissued for employee benefit plans. At September 30, 1995, unused but authorized capacity to repurchase KeyCorp's Common Shares stood at 4,118,731.

Capital adequacy is an important indicator of financial stability and performance. Overall, the Corporation's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.48% at September 30, 1995, compared with 7.03% at December 31, 1994, and 7.29% at September 30, 1994. Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at September 30, 1995, were 7.55% and 10.84%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At September 30, 1995, KeyCorp's leverage ratio was 6.19%, substantially higher than the minimum requirement. Figure 21 presents the details of KeyCorp's regulatory capital position at September 30, 1995, December 31, 1994, and September 30, 1994. The decline in capital ratios from those reported in the prior year reflected the impact of KeyCorp's Common Share repurchase programs and additional goodwill recorded in connection with acquisitions.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of KeyCorp's affiliate banks qualify as "well-capitalized" at September 30, 1995. Although these provisions are not directly applicable to the Corporation under existing law and regulations, based upon its ratios the Corporation would qualify as "well capitalized" at September 30, 1995. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

FIGURE 21. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS
(dollars in millions)

                                                   SEPTEMBER 30,       December 31,      September 30,
                                                            1995               1994               1994
    TIER I CAPITAL                                 -------------      -------------      -------------

    Common shareholders' equity (1)                     $4,948.7           $4,640.0           $4,626.9
    Qualifying preferred stock                             160.0              160.0              160.0
    Less: Goodwill                                        (907.1)            (418.5)            (387.9)
              Other intangible assets (2)                 (142.2)            (140.0)            (137.0)
                                                   -------------      -------------      -------------
         Total Tier I Capital                            4,059.4            4,241.5            4,262.0
                                                   -------------      -------------      -------------

    TIER II CAPITAL
    Allowance for loan losses (3)                          675.0              628.7              605.0
    Qualifying long-term debt                            1,097.2              943.2              942.9
                                                   -------------      -------------      -------------
        Total Tier II Capital                            1,772.2            1,571.9            1,547.9
                                                   -------------      -------------      -------------
        Total Capital                                   $5,831.6           $5,813.4           $5,809.9
                                                   =============      =============      =============

    RISK-ADJUSTED ASSETS
    Risk-adjusted assets on balance sheet              $49,390.2          $46,370.0          $44,523.6
    Risk-adjusted off-balance sheet exposure             5,662.5            4,483.3            4,404.8
    Less: Goodwill                                        (907.1)            (418.5)            (387.9)
          Other intangible assets (2)                     (142.2)            (140.0)            (137.0)
                                                   -------------      -------------      -------------
        Gross risk-adjusted assets                      54,003.4           50,294.8           48,403.5
    Less: Excess allowance for loan losses                (204.1)            (201.6)            (215.1)
                                                   -------------      -------------      -------------
        Net risk-adjusted assets                       $53,799.3          $50,093.2          $48,188.4
                                                   =============      =============      =============
    AVERAGE QUARTERLY TOTAL ASSETS                     $66,615.6          $64,613.3          $63,438.6
                                                   =============      =============      =============

    CAPITAL RATIOS
    Tier I capital to risk-adjusted assets                  7.55%              8.48%              8.86%
    Total capital to risk-adjusted assets                  10.84              11.62              12.07
    Leverage (4)                                            6.19               6.63               6.79

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

FIGURE 22. BANKING SERVICES DATA BY REGION
(dollars in millions)

                                                      Northeast Region                              Great Lakes Region
                                        --------------------------------------------    --------------------------------------------
                                         Three months ended      Nine months ended       Three months ended      Nine months ended
                                            September 30,           September 30,           September 30,          September 30,
                                        --------------------    --------------------    --------------------    --------------------
                                          1995        1994        1995        1994        1995        1994        1995        1994
                                        --------    --------    --------    --------    --------    --------    --------    --------
SIGNIFICANT RATIOS
Return on average total assets             1.29%       1.33%        1.23%       1.37%      1.51%       1.54%       1.51%       1.55%
Net interest margin                        4.60        4.84         4.63        5.04       4.33        4.52        4.33        4.72
Nonperforming loans to
    period-end loans                        .93         .81          .93         .81        .52         .59         .52         .59
Allowance for loan losses to
    period-end loans                       1.39        1.34         1.39        1.34       2.26        2.39        2.26        2.39
Net loan charge-offs to average loans       .48         .46          .37         .49       (.05)        .13         .04         .24
Efficiency ratio                          51.66       51.48        55.26       52.06      53.29       51.85       53.15       52.33

AVERAGE BALANCES
Loans                                   $13,901     $12,488      $13,553     $11,715    $20,020     $19,425     $20,095     $17,722
Earning assets                           17,761      16,861       17,690      16,028     25,339      26,784      25,898      24,587
Total assets                             19,251      17,992       19,050      17,165     27,942      29,161      28,305      26,840
Deposits                                 14,810      13,935       14,802      13,935     18,331      20,501      19,060      19,141


                                                 Rocky Mountain Region                               Northwest Region
                                        --------------------------------------------    --------------------------------------------
                                         Three months ended      Nine months ended       Three months ended      Nine months ended
                                            September 30,           September 30,           September 30,          September 30,
                                        --------------------    --------------------    --------------------    --------------------
                                          1995        1994        1995        1994        1995        1994        1995        1994
                                        --------    --------    --------    --------    --------    --------    --------    --------
SIGNIFICANT RATIOS
Return on average total assets             1.48%       1.44%      1.35%        1.38%       1.31%       1.19%       1.13%       1.20%
Net interest margin                        5.55        5.25       5.42         5.25        4.71        4.74        4.59        4.89
Nonperforming loans to
    period-end loans                        .73         .57        .73          .57         .48         .54         .48         .54
Allowance for loan losses to
    period-end loans                       1.25        1.36       1.25         1.36        1.34        1.28        1.34        1.28
Net loan charge-offs to average loans       .46         .30        .30          .27         .21         .11         .13         .16
Efficiency ratio                          56.16       56.11      59.83        57.37       59.43       59.32       62.38       59.95

AVERAGE BALANCES
Loans                                    $3,772      $3,186     $3,618       $2,963      $9,135      $9,225      $9,331      $9,145
Earning assets                            4,777       4,114      4,624        3,890      10,954      11,235      11,100      10,953
Total assets                              5,181       4,463      5,036        4,227      11,886      12,227      12,042      11,924
Deposits                                  4,027       3,497      3,906        3,401       9,354       9,543       9,306       9,450


 PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          In the ordinary course of business, the Corporation and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and the Corporation's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition of the Corporation.


Item 5.   Other Information
          -----------------

(a)       Capital Guidelines

          Market Risk - On July 14, 1995, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") issued a joint notice of proposed rulemaking in which the agencies proposed to amend their respective risk-based capital requirements to incorporate in such requirements a measure for general market risk and for specific risk pertaining to an institution's foreign exchange and commodity activities and trading of debt and equity instruments. Under the proposal, bank holding companies such as KeyCorp, and banks, such as KeyCorp's bank subsidiaries, would be required to hold capital based on the measure of their market risk exposure, in addition to the capital such institutions are presently required to maintain for credit risk exposure. Also under the proposal, institutions with relatively large trading activities would be permitted to calculate their respective capital charge for market risk using either their own internal, so-called "value-at-risk"model or, alternatively, they may adopt the risk measurement techniques developed by banking supervisory authorities (the so-called "standardized approach"). KeyCorp has not yet assessed the impact of this proposal, if any, on its operations, including the effect, if any, on its levels of required capital.

          Interest Rate Risk - The OCC, FDIC and FRB have issued final regulations, effective September 1, 1995, amending their respective risk-based capital standards which provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirements. These final rules are intended as the first part of a two-step process to ensure that risk-based capital specifically includes an assessment of a bank's exposure to changes in interest rates in determining capital adequacy. The second step will be to issue a proposed rule to establish an explicit minimum capital charge for interest rate risk based on the level of a bank's interest rate risk exposure measured according to a formula model to be developed by the agencies. Until such a model is adopted, the agencies will collect data on bank exposure to interest rate risk under a proposed supervisory model. Banks will also be permitted to submit information under any internal models used to evaluate interest rate risk.

          Derivative Financial Instruments - The OCC, FDIC and FRB have issued final regulations, effective October 1, 1995, amending their respective risk-based capital rules to refine the treatment of derivative financial instruments on which a bank has credit exposure
          for capital   computation purposes.  Under the final regulations,
          longer-maturing interest rate and exchange rate contracts are assigned higher conversion factors than were previously in effect. Conversion factors are used to calculate the potential future exposure for derivative contracts. Conversion factors have also been assigned for three new categories of off-balance sheet derivative contracts, i.e., equity contracts, precious metal contracts (except gold), and other commodity contracts. The conversion factors for these categories are higher than the factors for interest rate and foreign exchange rate contracts, reflecting their relatively higher volatility. The final regulations also permit the effects of qualifying bilateral netting arrangements to be recognized in the calculation of potential future exposure with respect to off-balance sheet derivative contracts for risk-based capital purposes.



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

          On August 8, 1995, the FDIC amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 cents per $100 of domestic deposits in replacement of the existing schedule of 23 to 31 cents per $100 of domestic deposits for institutions whose deposits are subject to assessment by the BIF. The FDIC has maintained the current assessment rate schedule of 23 to 31 cents per $100 of domestic deposits for institutions whose deposits are subject to assessment by the SAIF. The new BIF schedule became effective on June 1, 1995. Assessments collected in accordance with the previous assessment schedule that exceed the amount due under the new schedule have been refunded, with interest, from the effective date of June 1, 1995. Various legislative proposals regarding the future of the SAIF have been issued recently. One such proposal includes a one-time special assessment for SAIF deposits of 85 cents per $100 of SAIF deposits. As of September 30, 1995, the Corporation held $4.4 billion in SAIF deposits which would be subject to the assessment. The Corporation does not know when this or any other related proposal may be adopted.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits

          (10.1) Amended and Restated Employment Agreement between KeyCorp and Roger Noall, dated July 19, 1995.

          (11)  Computation of Net Income Per Common Share


          (15)  Acknowledgment Letter of Independent Auditors

          (27)  Financial Data Schedule


(b)       Reports on Form 8-K

          July 20, 1995 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on July 20, 1995, announcing its earnings results for the three-month period ended June 30, 1995.

          No other reports on Form 8-K were filed during the three-month period ended September 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KEYCORP
                                           ----------------------
                                                 (Registrant)



 Date:  November 13, 1995                    /s/  Lee Irving
                                           ----------------------
                                             By:  Lee Irving
                                                  Executive Vice President
                                                  and Chief Accounting Officer