Form 10-K
period 1995-12-31
KEYCORP /NEW/
filed 1996-03-28
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM             TO
                          COMMISSION FILE NUMBER 0-850

                                     [LOGO]
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

                                 (216) 689-6300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant                Securities registered pursuant
         to Section 12(b) of the Act:                  to Section 12(g) of the Act:

    10% Cumulative Preferred Stock, Class A
    Depositary Shares representing
         one-fifth of one share of 10%
         Cumulative Preferred Stock, Class A
    Common Shares, $1 par value
    Rights to Purchase Common Shares                               None
    ----------------------------------------     ----------------------------------------
               (TITLE OF CLASS)                              (TITLE OF CLASS)

            New York Stock Exchange
    ----------------------------------------
            (NAME OF EACH EXCHANGE
             ON WHICH REGISTERED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $8,772,463,158 at February 29, 1996. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 29, 1996.)

                                  233,155,167
     --------------------------------------------------------------------

     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 29, 1996)

     Certain specifically designated portions of KeyCorp's 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                             PAGE
NUMBER                                                                           NUMBER
------                                                                           ------
                                     PART I
    1      Business...................................................              1

    2      Properties.................................................              8

    3      Legal Proceedings..........................................              8

    4      Submission of Matters to a Vote of Security Holders........              8


                                     PART II

    5      Market for Registrant's Common Equity and Related
             Stockholder Matters......................................              9

    6      Selected Financial Data....................................              9

    7      Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................              9

    8      Financial Statements and Supplementary Data................              9

    9      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.................................              9


                                    PART III

   10      Directors and Executive Officers of the Registrant.........              9

   11      Executive Compensation.....................................              9

   12      Security Ownership of Certain Beneficial Owners and
             Management...............................................             10

   13      Certain Relationships and Related Transactions.............             10


                                     PART IV

   14      Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.................................................             10

           Signatures.................................................             14

           Exhibits...................................................             15

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

KeyCorp (also referred to herein as the "Corporation") is a legal entity separate and distinct from its banking and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of its banking and other subsidiaries is necessarily subject to the prior claims of the respective creditors of such banking and other subsidiaries, except to the extent that claims of KeyCorp in its capacity as creditor of such banking and other subsidiaries may be recognized.

KeyCorp, organized in 1958 under the laws of the state of Ohio and registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Cleveland, Ohio, and is engaged primarily in the business of commercial and retail banking. At December 31, 1995, it was one of the nation's largest bank holding companies with consolidated total assets of approximately $66.3 billion. KeyCorp provides a wide range of banking, fiduciary and other financial services to its corporate, individual and institutional customers through four primary lines of business: Corporate Banking, National Consumer Finance, Community Banking and Key PrivateBank (Personal Financial Services). These services are provided across much of the country through a network of banking subsidiaries operating approximately 1,300 full-service banking offices, a 24-hour telephone banking call center services group and nearly 1,500 ATMs in 14 states as of December 31, 1995. At February 29, 1996, the Corporation and its subsidiaries had approximately 28,905 full-time equivalent employees.

In addition to the customary banking services of accepting deposits and making loans, the Corporation's bank and certain nonbank subsidiaries provide specialized services tailored to specific markets, including personal and corporate trust services, customer access to mutual funds, cash management services, investment banking services, international banking services and investment management services.

The Corporation also provides other financial services both in and outside of its primary banking markets through its nonbank subsidiaries. These services include providing life, accident and health insurance on loans made by subsidiary banks, venture capital and small business investment financing services, equipment lease financing, community development financing, stock transfer agent services, securities brokerage, automobile financing and other financial services. The Corporation is also an equity participant in a joint venture with a number of other unaffiliated bank holding companies in Electronic Payment Services, Inc.

In February 1996, the Corporation received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to establish a nonbank subsidiary, Key Capital Markets, Inc., headquartered in Ohio, to engage in various capital markets services and activities, including financial advisory services, certain trading and underwriting activities and services, institutional broker services and foreign exchange and derivatives advisory services for public sector and corporate customers.

The following financial data is included in the KeyCorp 1995 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

                            DESCRIPTION OF FINANCIAL DATA                          PAGE
                            -----------------------------                          ----
     Selected Financial Data.....................................................   31

     Average Balance Sheets, Net Interest Income and Yields/Rates................   36

     Components of Net Interest Income Changes...................................   39

     Maturities and Sensitivity of Certain Loans to Changes in Interest Rates....   44

     Composition of Loans........................................................   48

     Securities Available for Sale...............................................   50

     Investment Securities.......................................................   50

     Allocation of the Allowance for Loan Losses.................................   52

     Summary of Loan Loss Experience.............................................   53

     Summary of Nonperforming Assets and Past Due Loans..........................   53

     Maturity Distribution of Time Deposits of $100,000 or More..................   55

     Nonperforming Assets........................................................   74

     Short-Term Borrowings.......................................................   76

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

MERGERS, ACQUISITIONS AND DIVESTITURES

The information presented in Note 2, "Mergers, Acquisitions and Divestitures", beginning on page 70 of the KeyCorp 1995 Annual Report to Shareholders, is incorporated herein by reference.

COMPETITION

The market for banking and related financial services is highly competitive. KeyCorp and its subsidiaries compete with other providers of financial services, such as other bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and a growing list of other local, regional and national institutions which offer financial services. KeyCorp and its subsidiaries compete by offering quality products and innovative services at competitive prices.

Recent mergers between financial institutions have added competitive pressure to KeyCorp's core banking services. In addition, competition is expected to intensify further as a consequence of interstate banking laws now in effect in the majority of states which permit banking organizations to expand geographically. Further, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") removed the restrictions on interstate acquisitions of banks and bank holding companies as of September 29, 1995. The act also authorizes nationwide interstate branching and bank mergers effective June 1, 1997, although states may "opt-in" and permit branching sooner, or "opt-out" and prohibit branching into or out of that state. See "Supervision and Regulation -- Interstate Banking and Other Recent Legislation" herein.

SUPERVISION AND REGULATION

The following discussion addresses certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to KeyCorp. Regulation of financial institutions, such as KeyCorp and its subsidiaries, is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and generally is not intended for the protection of shareholders or other investors.

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

General

As a bank holding company, KeyCorp is subject to the regulation, supervision and examination of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking (i.e., commercial or industrial) activities, subject to certain exceptions. As a result of its 1993 acquisition of the institution that is now known as Society First Federal Savings Bank ("Society First Federal") (See Note 2, "Mergers, Acquisitions and Divestitures," starting on page 70 of the KeyCorp 1995 Annual Report to Shareholders which is incorporated herein by reference), the Corporation is also subject to the regulation and supervision of the Office of Thrift Supervision (the "OTS") as a savings and loan holding company registered under the Home Owners' Loan Act, as amended ("HOLA").

The Corporation's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal and state banking agencies. Society National Bank, KeyBank National Association ("KBNA") and Key Bank USA, National Association ("Key-USA") are national banking associations with full banking powers, subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). A number of other national banking subsidiaries of the Corporation operate under bank charters that limit their powers to trust-related fiduciary activities. These are Key Trust Company of Ohio, N.A., Key Trust Company of Indiana, N.A. and Key Trust Company of Florida, N.A. These entities are also subject to the regulation, supervision and examination of the OCC, although they are not regulated as banks for purposes of the BHCA. All of the other banking subsidiaries of the Corporation, other than Society First Federal, are state-chartered banks that are subject to regulation, supervision and examination by the applicable state banking authority in the state in which each such institution is chartered. In addition, the Corporation's state-chartered banks are not members of the Federal Reserve System (and are therefore so-called "nonmember banks") and, accordingly, are subject to the regulation, supervision and examination of the FDIC. Because the deposits in all of the Corporation's banking subsidiaries are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over all such banking subsidiaries, including Society First Federal. The OTS is charged with regulation of Federal savings associations such as Society First Federal, presently the Corporation's only such institution.

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

The Corporation also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies. For example, the Corporation's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators; the Corporation's state-chartered trust company subsidiaries are subject to regulation by state banking authorities; and the Corporation's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of the Corporation are subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

Dividend Restrictions

The principal source of cash flow to the Corporation, including cash flow to pay dividends on the Corporation's common and preferred shares and debt service on the Corporation's debt, is dividends from its banking and other subsidiaries. Various Federal and state statutory and regulatory provisions limit the amount of dividends that may be paid to the Corporation by its banking subsidiaries without regulatory approval.

The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of (i) the bank's net profits (as defined and interpreted by regulation) for the current year plus
(ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined and interpreted by regulation). Three of the Corporation's banking subsidiaries, Society National Bank, KBNA and Key-USA, and the Corporation's trust company subsidiaries that are national banks, are subject to these restrictions.

Key Bank of New York ("Key-NY"), KeyCorp's second-largest banking subsidiary, is subject to dividend restrictions under New York law that are substantially the same as the national bank restrictions described above. In particular, without the prior approval of the Superintendent of Banks, a New York-chartered bank may not declare dividends during any calendar year in excess of (i) the total of the bank's net profits (as defined by statute) for that year combined with (ii) its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock.

KeyCorp's third-largest banking subsidiary is Key Bank of Washington ("Key-Washington"), which is chartered by the state of Washington, and is subject to similar restrictions on its ability to pay dividends to KeyCorp. Under Washington law, a bank can pay dividends in an amount not in excess of its retained earnings determined in accordance with generally accepted accounting principles.

The Corporation's other banking subsidiaries are subject to various similar restrictions on the payment of dividends under the laws of the states in which they are chartered. In addition, OTS regulations limit the amount of capital distribution (dividends or otherwise) that any savings association may pay without prior OTS approval. These limitations are applicable to Society First Federal.

In addition, if, in the opinion of the applicable Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends) the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution may not pay any dividend if it is undercapitalized or if payment would cause it to become undercapitalized. See "Regulatory Capital Standards and Related
Matters -- Prompt Corrective Action." Also, the Federal Reserve Board, the OCC, the FDIC and the OTS have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of the current operating earnings.

Under the laws and regulations applicable to the Corporation's banking subsidiaries, management estimates that, as of December 31, 1995, the Corporation's banking subsidiaries could have declared dividends estimated to be $317.7 million in the aggregate, without obtaining prior regulatory approval, not including dividends that may be payable by the Corporation's trust company subsidiaries, Society First Federal and certain other subsidiaries.

Holding Company Structure

Transactions Involving Banking Subsidiaries. The Corporation's banking subsidiaries are subject to Federal Reserve Act restrictions which limit the transfer of funds or other items of value from such subsidiaries to the Corporation and (with certain exceptions) to the Corporation's nonbanking subsidiaries (together, "affiliates") in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a banking subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, all covered transactions between a banking subsidiary and any one of its nonbanking affiliates are limited in amount to 10% of that banking subsidiary's capital and surplus and, with respect to all covered transactions with all nonbanking affiliates, in the aggregate, to 20% of that banking subsidiary's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts.

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required by the Federal Reserve Board at times when the Corporation may not have the resources to provide it, or, for other reasons, would not otherwise be inclined to provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Under these risk-based capital standards, the minimum consolidated ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the Federal Reserve Board for bank holding companies, such as the Corporation, is currently 8%. At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying noncumulative, perpetual preferred stock, a limited amount of qualifying cumulative, perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I capital"). The remainder may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves ("Tier II capital"). As of December 31, 1995, the Corporation's Tier I and total capital to risk-adjusted assets ratios were 7.53% and 10.85%, respectively.

In addition to the risk-based standard, the Corporation is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a banking organization's Tier I capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum leverage ratio of at least 4% to 5%. Neither the Corporation nor any of its banking subsidiaries has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 1995, the Corporation's Tier I leverage ratio was 6.20%. In addition, Federal Reserve Board policy provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will consider a banking organization's "tangible Tier I leverage ratio" in evaluating its proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital less all intangible assets to total consolidated quarterly average assets less all intangible assets. As of December 31, 1995, the Corporation's tangible Tier I leverage ratio was 6.16%.

Pursuant to Federal Reserve Board rules, net unrealized gains and losses on investments in debt securities classified as "available for sale" are excluded from the computation of Tier I capital for purposes of the risk-based capital and leverage standards. Net unrealized losses on equity securities with readily determinable fair values, which are held in the "available for sale" portfolio, must be deducted from Tier I capital.

The Corporation's banking subsidiaries are also subject to capital requirements adopted by their respective primary Federal regulatory agency which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. The Corporation's national bank subsidiaries are subject to the capital requirements of the OCC and its state-chartered nonmember banks are subject to the capital requirements of the FDIC. As of December 31, 1995, each of the Corporation's banking subsidiaries had capital in excess of all minimum regulatory requirements.

On July 14, 1995, the Federal Reserve Board, OCC and FDIC issued a joint notice of proposed rulemaking in which the agencies proposed to amend their respective risk-based capital requirements to incorporate a measure for general market risk and for specific risk pertaining to an institution's foreign exchange and commodity activities and trading of debt and equity instruments. Under the proposal, bank holding companies such as KeyCorp, and banks, such as KeyCorp's bank subsidiaries, would be required to hold capital based on the measure of their market risk exposure, in addition to the capital such institutions are presently required to maintain for credit risk exposure. Also under the proposal, institutions with relatively large trading activities would be permitted to calculate their respective capital charge for market risk using either their own internal, so-called "value-at-risk" model or, alternatively, they may adopt the risk measurement techniques developed by banking supervisory authorities (the so-called "standardized approach"). KeyCorp has not yet assessed the impact of this proposal, if any, on its operations, including the effect, if any, on its levels of required capital.

Prompt Corrective Action. The "prompt corrective action" provisions of the FDI Act group FDIC-insured depository institutions into five broad categories based on their capital ratios. The five categories -- "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized' -- are based upon an institution's total, Tier I and leverage capital ratios. Under the regulations, an institution is (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or be deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

The capital-based prompt corrective action provisions of the FDI Act and their implementing regulations apply to FDIC-insured depository institutions such as the Corporation's banking subsidiaries (other than its trust company subsidiaries), but they are not directly applicable to holding companies, such as the Corporation, which control such institutions. However, both the Federal Reserve Board and the OTS have indicated that, in regulating holding companies, they will take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

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

FDIC INSURANCE

Under the FDIC's risk-related insurance assessment system, all insured depository institutions are required to pay annual assessments to the Bank Insurance Fund (the "BIF") or the Savings Association Insurance Fund (the "SAIF") of the FDIC. The assessments are based on the institution's risk classification which, in turn, is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized" and "undercapitalized". The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the insurance fund, absent effective corrective action).

On August 8, 1995, the FDIC amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 cents per $100 of domestic deposits in replacement of the previous schedule of 23 to 31 cents per $100 of domestic deposits for institutions whose deposits are subject to assessment by the BIF. The new BIF schedule became effective on June 1, 1995. Assessments collected in accordance with the previous assessment schedule that exceed the amount due under the new schedule have been refunded, with interest, from the effective date of June 1, 1995. For the period commencing June 1 through December 31, 1995, insurance premiums on deposits of all of the Corporation's banking subsidiaries were assessed at the rate of 4 cents per $100 of domestic deposits. The BIF rate has been further reduced to zero as of January 1, 1996.

The FDIC has maintained the current assessment rate schedule of 23 to 31 cents per $100 of domestic deposits for institutions whose deposits are subject to assessment by the SAIF. Various legislative proposals regarding the future of the SAIF have been issued recently. One such proposal includes a one-time special assessment for SAIF deposits of 85 cents per $100 of SAIF deposits. As of December 31, 1995, the Corporation held $4.4 billion in SAIF deposits which would be subject to the assessment. The Corporation does not know when, or if, this proposal may be adopted nor, if adopted, if it would result in a reduction of the

SAIF assessment rate of $.23 per $100 of insured deposits. Accordingly, no liability for the special assessment has been recorded.

INTERSTATE BANKING AND OTHER RECENT LEGISLATION

On September 29, 1994, the Interstate Act was enacted into federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies were permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby establish interstate branches) commencing on June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. The Corporation periodically reviews the consolidation opportunities which may become available to it under the terms of the Interstate Act, including under the various states' proposed or enacted "opt-in" and "opt-out" legislative initiatives. The Corporation intends to consolidate the banks within each of its four banking regions to the extent permitted by Federal and state laws and consistent with its business needs, beginning with the Great Lakes and Northwest Regions in 1996.

In addition to the matters discussed above, there have been proposed a number of legislative and regulatory proposals designed to strengthen the Federal deposit insurance system and to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is impossible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on the Corporation.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp and of Society National Bank are located in Society Center at 127 Public Square, Cleveland, Ohio 44114-1306. KeyCorp currently leases approximately 695,000 square feet of the complex, encompassing the first twenty-two floors, the 28th floor and the 54th through 56th floors of the 57-story Society Tower. At December 31, 1995, the banking subsidiaries of KeyCorp owned 775 of their branch banking offices and leased 509 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-year leases from inception. Additional information pertaining to KeyCorp's properties is presented in Note 7, "Premises and Equipment," on page 75 of the KeyCorp 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the Corporation and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Management, based upon the advice of the Corporation's counsel, does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on KeyCorp's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Report, no matter was submitted to a vote of security holders of KeyCorp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The dividend restrictions discussion on page 4 of this report and the following disclosures included in the KeyCorp 1995 Annual Report to Shareholders are incorporated herein by reference:

                                                                                    PAGE
                                                                                    ----
    Discussion of Common Shares and shareholder information presented in the
      Capital and Dividends section...............................................   56

    Presentation of quarterly market price and cash dividends per Common Share....   58

    Discussion of dividend restrictions presented in Note 15, Commitments,
      Contingent Liabilities and Other Disclosures................................   83

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 31 of the KeyCorp 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 27 through 59 of the KeyCorp 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 58 and on pages 63 through 89, respectively, of the KeyCorp 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 23, 1996, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 9, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES", "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT, SEVERANCE, AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 23, 1996, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 23, 1996, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its proxy statement on or about April 9, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 23, 1996, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 9, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 23, 1996, and is incorporated herein by reference. KeyCorp expects to file its proxy statement on or about April 9, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the KeyCorp 1995 Annual Report to Shareholders:

                                                                                    PAGE
                                                                                    ----
    Consolidated Financial Statements:

      Report of Ernst & Young LLP, Independent Auditors...........................  62

      Consolidated Balance Sheets at December 31, 1995 and 1994...................  63

      Consolidated Statements of Income for the Years Ended December 31, 1995,
         1994 and 1993............................................................  64

      Consolidated Statements of Changes in Shareholders' Equity for the Years
         Ended December 31, 1995, 1994 and 1993...................................  65

      Consolidated Statements of Cash Flow for the Years Ended December 31, 1995,
         1994 and 1993............................................................  66

      Notes to Consolidated Financial Statements..................................  67

(A) (2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

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

       4.2     First Amendment to Rights Agreement, dated as of February 21, 1991, between
               Society Corporation and First Chicago Trust Company of New York, as Rights
               Agent. Filed as Exhibit 1 to Form 8-A, filed on February 28, 1991, amending
               Registration Statement on Form 8-A filed August 29, 1989, and incorporated herein by reference.
       4.3     Second Amendment to Rights Agreement, dated as of September 12, 1991, between
               Society Corporation and First Chicago Trust Company of New York, as Rights
               Agent. Filed as Exhibit 4 to Schedule 13D filed September 23, 1991, and incorporated herein by reference.
       4.4     Resignation of First Chicago Trust Company of New York as Rights Agent and
               appointment of Society National Bank as Rights Agent effective July 1, 1992.
               Filed as Exhibit 4.4 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
       4.5     Third Amendment to Rights Agreement, dated as of October 1, 1993, between
               Society Corporation and Society National Bank, as Rights Agent. Filed as
               Exhibit 4 to Schedule 13D filed on October 12, 1993, and incorporated herein by reference.
       4.6     Deposit Agreement, dated July 27, 1991, by and between old KeyCorp and Chase
               Manhattan Bank. Filed as Exhibit 4(c) to old KeyCorp's Registration Statement
               on Form S-3 (Registration No. 33-40633), and incorporated herein by reference.
      10.1     KeyCorp Short Term Incentive Compensation Plan. Filed as Exhibit 10.1 to Form
               10-K for the year ended December 31, 1994 and incorporated herein by reference.
      10.2     KeyCorp Long Term Cash Incentive Compensation Plan. Filed as Exhibit 10.2 to
               Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
      10.3     KeyCorp Supplemental Retirement Plan (January 1, 1993 Amendment and
               Restatement). Filed as Exhibit 10.3 to Form 10-K for the year ended December
               31, 1992, and incorporated herein by reference.
      10.4     Compensation Continuation Agreements executed between Society Corporation and certain executive officers of Society Corporation as of December 5, 1990.
      10.5     Compensation Continuation Agreements executed between Society Corporation and certain executive officers of Society Corporation as of March 31, 1992. Filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
      10.6     Compensation Continuation Agreements executed between Society Corporation and certain executive officers of Society Corporation as of June 24, 1993. Filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
      10.7     Amended and Restated Employment Agreement between KeyCorp and Victor J. Riley,
               Jr., dated May 18, 1995. Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
      10.8     Amended and Restated Employment Agreement between KeyCorp and Robert W.
               Gillespie, dated May 18, 1995. Filed as Exhibit 10.2 to Form 10-Q for the
               quarter ended June 30, 1995, and incorporated herein by reference.
      10.9     Amended and Restated Employment Agreement between KeyCorp and Roger Noall, dated July 19, 1995. Filed as Exhibit 10.1 to Form 10-Q for the quarter ended
               September 30, 1995, and incorporated herein by reference.
     10.10     Employment Agreement between KeyCorp and Gary Allen, dated July 1, 1993. Filed as Exhibit 10.14 to Form 10-K for the year ended December 31,1994, and incorporated herein by reference.
     10.11     KeyCorp Director Deferred Compensation Plan (January 1, 1995 Restatement).
               Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
     10.12     KeyCorp Universal Life Insurance Plan. Filed as Exhibit 10.15 to Form 10-K for
               the year ended December 31, 1993, and incorporated herein by reference.

     10.13     KeyCorp Supplemental Long Term Disability Plan. Filed as Exhibit 10.16 to Form
               10-K for the year ended December 31, 1993, and incorporated herein by reference.
     10.14     Society Corporation 1984 Stock Option Plan, as amended.
     10.15     Society Corporation 1988 Stock Option Plan, as amended. Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
     10.16     1987 Stock Option Plan of Trustcorp, Inc.
     10.17     1981 Incentive Stock Option Plan of Toledo Trustcorp, Inc.
     10.18     KeyCorp Amended and Restated 1991 Equity Compensation Plan. Filed as part of
               KeyCorp's Proxy Statement for its 1994 Annual Meeting of Shareholders, File
               No.1-11302, and incorporated herein by reference.
     10.19     Restatement of the Ameritrust Long-Term Incentive Plan as the Ameritrust Stock
               Option Plan.
     10.20     Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988.
     10.21     Ameritrust Corporation Deferred Compensation Plan.
   **10.22     Old KeyCorp Supplemental Disability Benefit Plan (Specimen Document).
     10.23     Form of Employment Agreement for old KeyCorp executives. Filed as Exhibit
               10.36 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
     10.24     Form of Amendment to Employment Agreement and Severance Agreement for old
               KeyCorp executives. Filed as Exhibit 10.37 to Form 10-K for the year ended
               December 31, 1993, and incorporated herein by reference.
     10.25     Form of Amendment to Change of Control Agreement for Society executives, dated
               December 20, 1993. Filed as Exhibit 99(i) to Registration Statement on Form
               S-4 filed December 28, 1993 (Registration No. 33-51717), and incorporated herein by reference.
     10.26     Form of Change of Control Agreement for old KeyCorp executives and Society executives, dated December 20, 1993. Filed as Exhibit 99(j) to Registration
               Statement on Form S-4 filed December 28, 1993 (Registration No. 33-51717), and incorporated herein by reference.
     10.27     Form of Change of Control Agreement for old KeyCorp executives, dated February
               25, 1994. Filed as Exhibit 10.36 to Form 10-K for the year ended December 31,
               1994, and incorporated herein by reference.
     10.28     KeyCorp Directors' Stock Option Plan (November 17, 1994 Restatement). Filed as
               Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
     10.29     KeyCorp 1988 Stock Option Plan, as amended. Filed as Exhibit 10.42 to Form
               10-K for the year ended December 31, 1993, and incorporated herein by reference.
     10.30     KeyCorp Excess Cash Balance Pension Plan, effective January 1, 1996.
     10.31     KeyCorp Excess 401(k) Savings Plan, effective January 1, 1996.
   **10.32     KeyCorp Executive Deferred Compensation Plan, effective June 1, 1990.
   **10.33     KeyCorp Survivor Benefit Plan, effective September 1, 1990.
   **10.34     KeyCorp Directors' Survivor Benefit Plan, effective September 1, 1990.

   **10.35     KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective
               July 1, 1990 and restated August 16, 1990.

   **10.36     KeyCorp Umbrella Trust for Executives, between KeyCorp and National Bank of
               Detroit dated July 1, 1990.

   **10.37     KeyCorp Umbrella Trust for Directors, between KeyCorp and National Bank of
               Detroit dated July 1, 1990.

        11     Statement re: Computation of Per Share Earnings.

        12     Statement re: Computation of Ratios.

        13     KeyCorp 1995 Annual Report to Shareholders.

        21     Subsidiaries of the Registrant.

        23     Consent of Ernst & Young LLP, Independent Auditors.

        24     Powers of Attorney.

        27     Financial Data Schedule.

The Corporation hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.37 constitute management contracts or compensatory plans or arrangements.

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

** These Exhibits are incorporated by reference from old KeyCorp's Current
   Report on Form 8-K dated March 9, 1992.


  (B)  REPORTS ON FORM 8-K

       October  6, 1995 -- Item 5. Other Events and Item 7. Financial
                           Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant had completed the following transactions: (a) the acquisition of AutoFinance Group, Inc., (b) the execution of 3(a)(3) Commercial Paper Agreements and Private Placement Letters of Understanding in connection with the issuance of $500 million of commercial paper, and (c) the obtainment of a $500 million revolving line of credit.

       October 19, 1995 -- Item 5. Other Events and Item 7. Financial
                           Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on October 17, 1995, announcing its earnings results for the three- and nine-month periods ended September 30, 1995.

No other reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.

                                      KEYCORP



                                      ROGER NOALL
                                      Senior Executive Vice President,
                                      Chief Administrative Officer, General
                                      Counsel, and Secretary
                                      March 14, 1996

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

       SIGNATURE                TITLE                           SIGNATURE                TITLE
       ---------                -----                           ---------                -----
*Robert W. Gillespie   President and Chief               *Stephen R. Hardis       Director
                       Executive Officer
                       (Principal Executive              *Henry S. Hemingway      Director
                       Officer)
                                                         *Charles R. Hogan        Director
*K. Brent Somers       Senior Executive Vice
                       President and Chief               *Douglas J. McGregor     Director
                       Financial Officer
                       (Principal Financial              *Steven A. Minter        Director
                       Officer)
                                                         *M. Thomas Moore         Director
*Lee G. Irving         Executive Vice
                       President and Chief               *John C. Morley          Director
                       Accounting Officer
                       (Principal Accounting             *Richard W. Pogue        Director
                       Officer)
                                                         *Victor J. Riley, Jr.    Chairman of the Board
*Cecil D. Andrus       Director
                                                         *Robert A. Schumacher    Director
*William G. Bares      Director
                                                         *Ronald B. Stafford      Director
*Albert C. Bersticker  Director
                                                         *Dennis W. Sullivan      Director
*Thomas A. Commes      Director
                                                         *Peter G. Ten Eyck, II   Director
*Kenneth M. Curtis     Director
                                                         *Nancy B. Veeder         Director
*John C. Dimmer        Director

*Lucie J. Fjeldstad    Director                          *By Roger Noall, attorney-in-fact
                                                                March 14, 1996
