Form 10-Q
period 1996-03-31
KEYCORP /NEW/
filed 1996-05-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                  34-6542451
- --------------------------------------------    --------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                   44114-1306
- --------------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 (216) 689-6300
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares, $1 par value                  231,833,599 Shares
- ---------------------------------------  --------------------------------------
           (Title of class)                 (Outstanding at April 30, 1996)

                    The number of pages of this report is 43

                                     KEYCORP

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                               Page Number
          --------------------                                                               -----------

          Consolidated Balance Sheets --
             March 31, 1996, December 31, 1995, and March 31, 1995                                3

          Consolidated Statements of Income --
             Three months ended March 31, 1996 and 1995                                           4

          Consolidated Statements of Changes in Shareholders' Equity --
             Three months ended March 31, 1996 and 1995                                           5

          Consolidated Statements of Cash Flow --
             Three months ended March 31, 1996 and 1995                                           6

          Notes to Consolidated Financial Statements                                              7

          Independent Accountants' Review Report                                                  17

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                                            18
             -------------------------



                                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       40
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                                        40
          --------------------------------

          Signature                                                                               41

PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,         December 31,         March 31,
dollars in millions                                                               1996                 1995              1995
- ------------------------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)                            (Unaudited)
ASSETS
Cash and due from banks                                                        $ 2,975              $ 3,444           $ 3,303
Short-term investments                                                             507                  682             1,052
Mortgage loans held for sale                                                       112                  640               165
Securities available for sale                                                    7,482                8,060             1,534
Investment securities (fair value: $1,714,  $1,738
    and $10,157, respectively)                                                   1,679                1,688            10,395
Loans                                                                           48,161               47,692            48,021
    Less: Allowance for loan losses                                                875                  876               867
- ------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                   47,286               46,816            47,154
Premises and equipment                                                           1,032                1,030             1,016
Goodwill                                                                           881                  899               598
Other intangible assets                                                            160                  171               197
Corporate owned life insurance                                                   1,177                1,088               516
Other assets                                                                     1,761                1,821             1,779
- ------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                            $65,052              $66,339           $67,709
==============================================================================================================================

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                        $ 8,571              $ 9,281           $ 8,300
    Interest-bearing                                                            36,451               36,764            37,793
Deposits in foreign offices-- interest-bearing                                     379                1,237             2,719
- ------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                           45,401               47,282            48,812
Federal funds purchased and securities sold
    under repurchase agreements                                                  5,820                5,544             4,981
Other short-term borrowings                                                      2,952                2,880             3,927
Other liabilities                                                                1,489                1,477             1,446
Long-term debt                                                                   4,266                4,003             3,725
- ------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                        59,928               61,186            62,891

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares,
    none issued                                                                     --                   --                --
10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, issued 1,280,000  shares                          160                  160               160
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390 shares                                                      246                  246               246
Capital surplus                                                                  1,496                1,500             1,458
Retained earnings                                                                3,749                3,633             3,280
Loans to ESOP trustee                                                              (49)                 (51)              (64)
Net unrealized gains (losses) on securities, net of taxes                          (15)                  48               (44)
Treasury stock at cost (14,274,479, 12,241,569 and 7,756,787 shares)              (463)                (383)             (218)
- ------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                5,124                5,153             4,818
- ------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                              $65,052              $66,339           $67,709
==============================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              Three months ended March 31,
                                                                        -----------------------------------
dollars in millions, except per share amounts                                      1996               1995
- -----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                            $1,071             $1,029
Mortgage loans held for sale                                                          6                  4
Taxable investment securities                                                         4                145
Tax-exempt investment securities                                                     19                 22
Securities available for sale                                                       129                 26
Short-term investments                                                                7                 19
- -----------------------------------------------------------------------------------------------------------
       Total interest income                                                      1,236              1,245

INTEREST EXPENSE
Deposits                                                                            384                413
Federal funds purchased and securities
    sold under repurchase agreements                                                 72                 77
Other short-term borrowings                                                          45                 50
Long-term debt                                                                       66                 62
- -----------------------------------------------------------------------------------------------------------
       Total interest expense                                                       567                602
- -----------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                 669                643
Provision for loan losses                                                            44                 18
- -----------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses                          625                625

NONINTEREST INCOME
Service charges on deposit accounts                                                  72                 66
Trust and asset management income                                                    58                 53
Loan securitization income                                                           13                  6
Credit card fees                                                                     20                 17
Insurance and brokerage income                                                       18                 12
Mortgage banking income                                                               8                 18
Net securities losses                                                                --                (45)
Other income                                                                         60                 44
- -----------------------------------------------------------------------------------------------------------
       Total noninterest income                                                     249                171

NONINTEREST EXPENSE
Personnel                                                                           291                280
Net occupancy                                                                        54                 54
Equipment                                                                            38                 40
FDIC insurance assessments                                                            2                 25
Amortization of intangibles                                                          22                 17
Professional fees                                                                    16                 13
Marketing                                                                            21                 16
Other expense                                                                       126                116
- -----------------------------------------------------------------------------------------------------------
       Total noninterest expense                                                    570                561
- -----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                                              304                235
Income taxes                                                                         96                 61
- -----------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                    208                174
Extraordinary net gain from the sales of
    subsidiaries, net of income taxes of $25                                         --                 36
- -----------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $  208             $  210
- -----------------------------------------------------------------------------------------------------------

Net income applicable to Common Shares                                           $  204             $  206
Per Common Share:
    Income before extraordinary item                                             $  .88             $  .71
    Net income                                                                      .88                .86

Weighted average Common Shares (000)                                            233,100            239,999
- -----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                                   Net
                                                                                                            Unrealized
                                                                                              Loans to           Gains    Treasury
                                                      Preferred  Common  Capital  Retained       ESOP          (Losses)      Stock
dollars in millions, except per share amounts             Stock  Shares  Surplus  Earnings    Trustee     on Securities    at Cost
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                               $160    $246   $1,454    $3,161       $(64)            $(115)     $(152)
Net income                                                                             210
Cash dividends:
     Common Shares ($.36 per share)                                                    (87)
     Cumulative Preferred Stock ($3.125 per share)                                      (4)
Issuance of Common Shares:
     Acquisition - 4,043,559 shares                                            6                                               110
     Dividend reinvestment, stock option, and
        purchase plans - 255,827 net shares                                   (2)                                                7
Repurchase of Common Shares - 6,473,900 shares                                                                                (183)
Change in net unrealized gains (losses) on
     securities, net of deferred tax expense of $41                                                                  71
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1995                                  $160    $246   $1,458    $3,280       $(64)            $ (44)     $(218)
===================================================================================================================================

BALANCE AT DECEMBER 31, 1995                               $160    $246   $1,500    $3,633       $(51)            $  48      $(383)
Net income                                                                             208
Cash dividends:
     Common Shares ($.38 per share)                                                    (88)
     Cumulative Preferred Stock ($3.125 per share)                                      (4)
Issuance of Common Shares:
     Dividend reinvestment, stock option, and
        purchase plans - 1,383,732 net shares                                 (4)                                               44
Repurchase of Common Shares - 3,416,642 shares                                                                                (124)
Change in net unrealized gains (losses) on
     securities, net of deferred tax benefit of $(26)                                                               (63)
Loan payment from ESOP Trustee                                                                      2
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                  $160    $246   $1,496    $3,749       $(49)            $ (15)     $(463)
===================================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                            Three months ended March 31,
                                                                            ----------------------------
in millions                                                                         1996           1995
- --------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $   208        $   210
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                        44             18
     Depreciation expense                                                             34             33
     Amortization of intangibles                                                      22             17
     Net gain from sales of subsidiaries                                              --            (61)
     Net securities losses                                                            --             45
     Deferred income taxes                                                            17             (9)
     Net decrease in mortgage loans held for sale                                    528            191
     Net increase in trading account assets                                           (9)           (33)
     Other operating activities, net                                                  57            178
- --------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            901            589
INVESTING ACTIVITIES
Net increase in loans                                                               (616)          (671)
Loans sold                                                                           103            307
Purchases of investment securities                                                  (114)          (477)
Proceeds from sales of investment securities                                           3              4
Proceeds from prepayments and maturities of investment securities                    126            453
Purchases of securities available for sale                                          (457)           (66)
Proceeds from sales of securities available for sale                                   8          1,284
Proceeds from prepayments and maturities of securities available for sale            944             55
Net (increase) decrease in short-term investments                                    184           (181)
Purchases of premises and equipment                                                  (43)           (56)
Proceeds from sales of premises and equipment                                          6              2
Proceeds from sales of other real estate owned                                         9             13
Purchases of corporate owned life insurance                                          (65)            --
Proceeds from sales of subsidiaries                                                   --            351
Net cash used in acquisitions, net of cash acquired                                   --           (198)
- -----------------------------------------------------------------------------------------  -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             88            820
FINANCING ACTIVITIES
Net decrease in deposits                                                          (1,881)        (1,470)
Net increase in short-term borrowings                                                348             37
Net proceeds from issuance of long-term debt                                         332            152
Payments on long-term debt                                                           (83)           (67)
Loan payment received from ESOP trustee                                                2             --
Purchases of treasury shares                                                        (124)          (183)
Proceeds from issuance of common stock pursuant to employee
     stock purchase, stock option and dividend reinvestment plans                     40              5
Cash dividends                                                                       (92)           (91)
- --------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                             (1,458)        (1,617)
- --------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                             (469)          (208)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                     3,444          3,511
- --------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                         $ 2,975        $ 3,303
========================================================================================================
Additional disclosures relative to cash flow:
     Interest paid                                                                  $619           $569
     Income taxes received                                                             5             41
     Net amount received on portfolio swaps                                           22             50
Noncash items:
     Net transfer of loans to (from) other real estate owned                         $12           $(12)

========================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries ("KeyCorp"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments, of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in KeyCorp's 1995 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," SFAS No. 122, "Accounting for Mortgage Servicing Rights--an Amendment of SFAS No. 65," and SFAS No. 123, "Accounting for Stock-Based Compensation" were adopted by KeyCorp on January 1, 1996, and did not have a material effect on KeyCorp's financial condition or results of operations. Under an election available in the adoption of SFAS No. 123, KeyCorp continues to account for stock options issued to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

2. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED TRANSACTIONS

Mergers and acquisitions completed by KeyCorp during 1995 (each of which was accounted for as a purchase business combination) are summarized below. There were no such transactions during the three-month period ended March 31, 1996.

                                                                                                     COMMON
dollars in millions                                LOCATION             DATE        ASSETS    SHARES ISSUED   CASH PAID
=======================================================================================================================
 AutoFinance Group, Inc.(1)                        Illinois   September 1995          $181        9,554,003          --

 Spears, Benzak, Salomon & Farrell, Inc.           New York       April 1995   See note(2)        1,910,000          --

 OMNIBANCORP                                       Colorado    February 1995           500        4,043,559          --

 Casco Northern Bank, National Association            Maine    February 1995           945               --        $205

 BANKVERMONT Corporation                            Vermont     January 1995           661               --          90
=======================================================================================================================

1   See text for more information regarding this transaction.

2 Spears, Benzak, Salomon & Farrell, Inc. is an investment management firm that had approximately $3.2 billion in assets under management on the date of acquisition.

AutoFinance Group, Inc.
On September 27, 1995, KeyCorp acquired AutoFinance Group, Inc. ("AFG"), a Chicago-based automobile finance company operating in 28 states, in a tax-free exchange of stock. Under the terms of the merger agreement, 9,554,003 KeyCorp Common Shares, with a value of approximately $325 million, were exchanged for all of the outstanding shares of AFG common stock (based on an exchange ratio of
 .5 shares for each share of AFG). In addition, immediately prior to the closing, AFG completed a spin-off to its shareholders of 95.01% of its common stock interest in Patlex Corporation, a wholly owned patent exploitation and enforcement subsidiary. In connection with the transaction, which was accounted for as a purchase, KeyCorp recorded goodwill of approximately $270 million, which is being amortized using the straight-line method over a period of 25 years.

Schaenen Wood & Associates, Inc.
On April 21, 1995, KeyCorp Asset Management Holdings, Inc., an indirect wholly owned subsidiary of KeyCorp, sold Schaenen Wood & Associates, Inc., an asset management subsidiary. An $11 million loss was realized in connection with the sale ($6 million after tax, $.02 per Common Share) and recorded as an extraordinary item in the first quarter.

KeyCorp Mortgage Inc.
On March 31, 1995, KeyCorp sold the residential mortgage servicing operations of KeyCorp Mortgage Inc. ("KMI"), an indirect wholly owned subsidiary of KeyCorp. KMI serviced approximately $25 billion of residential mortgage loans. KeyCorp continues to service commercial mortgages, to originate residential mortgage loans through its banking franchise and to sell the rights to service residential mortgages through Key Mortgage Services, Inc., an indirect newly formed subsidiary. A $72 million gain was realized on the KMI sale ($42 million after tax, $.17 per Common Share) and recorded as an extraordinary item.

TRANSACTION PENDING AS OF MARCH 31, 1996

Society First Federal Savings Bank
On November 20, 1995, KeyCorp entered into a definitive agreement for the sale of Society First Federal Savings Bank, its Florida savings association subsidiary. The transaction is expected to close in the second quarter of 1996, pending necessary regulatory approvals and result in an immaterial gain. Following consummation of the sale, and subject to regulatory approval, KeyCorp expects to continue to provide private banking services in Florida through its trust company located in Naples, Florida.

3. SECURITIES AVAILABLE FOR SALE

Debt securities that KeyCorp has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($42 million as of March 31, 1996) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses are reported in other income on the income statement. Debt and equity securities that KeyCorp has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of shareholders' equity.

During the fourth quarter of 1995, the FASB granted companies a one-time opportunity to reassess and, if appropriate, reclassify their securities from the held-to-maturity category to the available-for-sale category without calling into question the company's intent to hold other debt securities to maturity in the future. This opportunity appears to have been granted in response to appeals by the banking industry following a clarification of the position of the bank regulatory authorities on related securities accounting matters, a position which if known prior to the effective date of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," would have caused KeyCorp to classify significantly more securities as available for sale upon adoption of SFAS No. 115. As a result, during the fourth quarter of 1995, KeyCorp reclassified substantially all held-to-maturity debt securities, except securities of states and political subdivisions, to the available-for-sale category. The reclassified securities totaled approximately $8.0 billion and had an amortized cost which approximated fair value.

At March 31, 1996, approximately $7.5 billion of securities were classified as available for sale and shareholders' equity was reduced by $15 million, representing the net unrealized loss on these securities, net of deferred income taxes.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in millions):

                                                                             MARCH 31, 1996
                                                  ---------------------------------------------------------------------
                                                                              GROSS           GROSS
                                                         AMORTIZED       UNREALIZED      UNREALIZED               FAIR
                                                              COST            GAINS          LOSSES              VALUE
                                                  -----------------  ---------------  --------------  -----------------
U.S. Treasury, agencies and corporations                    $  995              $ 6             $ 4             $  997
States and political subdivisions                               27                1              --                 28
Collateralized mortgage obligations                          2,604                2              33              2,573
Other mortgage-backed securities                             3,721               48              49              3,720
Other securities                                               157                7              --                164
                                                  =================  ===============  ==============  =================
    Total                                                   $7,504              $64             $86             $7,482
                                                  =================  ===============  ==============  =================

                                                                           December 31, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------  -----------------
U.S. Treasury, agencies and corporations                    $1,176            $  26              --             $1,202
States and political subdivisions                               25                1              --                 26
Collateralized mortgage obligations                          2,767                8             $24              2,751
Other mortgage-backed securities                             3,850               72              22              3,900
Other securities                                               176                5              --                181
                                                  =================  ===============  ==============  =================
    Total                                                   $7,994             $112             $46             $8,060
                                                  =================  ===============  ==============  =================

                                                                             March 31, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------  -----------------
U.S. Treasury, agencies and corporations                    $  418               $2             $ 1             $  419
States and political subdivisions                               29               --               3                 26
Collateralized mortgage obligations                             --               --              --                 --
Other mortgage-backed securities                               902                4              23                883
Other securities                                               207               --               1                206
                                                  =================  ===============  ==============  =================
    Total                                                   $1,556               $6             $28             $1,534
                                                  =================  ===============  ==============  =================


4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities were as follows (in millions):

                                                                                     MARCH 31, 1996
                                                  ---------------------------------------------------------------------
                                                                              GROSS           GROSS
                                                        AMORTIZED        UNREALIZED      UNREALIZED               FAIR
                                                             COST             GAINS          LOSSES              VALUE
                                                  ---------------------------------------------------------------------
U.S. Treasury, agencies and corporations                   $    2                --              --             $    2
States and political subdivisions                           1,399               $44              $1              1,442
Other securities                                              278                --               8                270
                                                  ================   ===============  ==============  =================
    Total                                                  $1,679               $44              $9             $1,714
                                                  ================   ===============  ==============  =================

                                                                                     December 31, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                        Amortized        Unrealized      Unrealized               Fair
                                                             Cost             Gains          Losses              Value
                                                  ---------------------------------------------------------------------
U.S. Treasury, agencies and corporations                   $    5                --              --             $    5
States and political subdivisions                           1,424               $51              $1              1,474
Other securities                                              259                --              --                259
                                                  ================   ===============  ==============  =================
    Total                                                  $1,688               $51              $1             $1,738
                                                  ================   ===============  ==============  =================

                                                                                     March 31, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                        Amortized        Unrealized      Unrealized               Fair
                                                             Cost             Gains          Losses              Value
                                                  ---------------------------------------------------------------------
U.S. Treasury, agencies and corporations                  $   826               $ 1            $ 21            $   806
States and political subdivisions                           1,485                44               3              1,526
Collateralized mortgage obligations                         3,699                 1             145              3,555
Other mortgage-backed securities                            3,978                20             112              3,886
Other securities                                              407                 3              26                384
                                                  ================   ===============  ==============  =================
    Total                                                 $10,395               $69            $307            $10,157
                                                  ================   ===============  ==============  =================



5. LOANS

Loans are summarized as follows (in millions):

                                                     MARCH 31,        December 31,           March 31,
                                                          1996                1995                1995
                                              -----------------  ------------------  ------------------
Commercial, financial and agricultural                 $11,818             $11,535             $10,974
Real estate--construction                                1,516               1,520               1,339
Real estate--commercial mortgage                         7,190               7,254               7,292
Real estate--residential mortgage                       11,873              12,177              14,082
Credit cards                                             1,616               1,564               1,352
Other consumer                                           8,765               8,553               8,470
Student loans held for sale                              2,317               2,081               2,126
Lease financing                                          2,935               2,887               2,314
Foreign                                                    131                 121                  72
                                              -----------------  ------------------  ------------------
    Total                                              $48,161             $47,692             $48,021
                                              =================  ==================  ==================


Changes in the allowance for loan losses are summarized as follows (in millions):

                                                      Three months ended March 31,
                                              -------------------------------------
                                                          1996                1995
                                              -----------------  ------------------
Balance at beginning of year                              $876                $830
   Charge-offs                                             (70)                (43)
   Recoveries                                               27                  26
                                              -----------------  ------------------
      Net charge-offs                                      (43)                (17)
   Provision for loan losses                                44                  18
   Allowance acquired/(sold), net                           (2)                 35
   Transfer from OREO allowance                             --                   1
                                              -----------------  ------------------
Balance at end of period                                  $875                $867
                                              =================  ==================

6. NONPERFORMING ASSETS

KeyCorp considers all nonaccrual loans to be impaired loans, except for smaller-balance, homogeneous loans excluded in accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is not deemed impaired during a period of delay in payment of 90 days or less if KeyCorp expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

Impaired loans are evaluated individually. Where collateral exists, the extent of impairment is determined based on the estimated fair value of the underlying collateral. If collateral does not exist, or is insufficient to support the carrying value, management looks to other means of collection. Where the estimated fair value of the collateral and the present value of the estimated future cash flows from other means of collection do not support the carrying value of the loan, management charges off that portion of the loan balance which it believes will not ultimately be collected. In instances where collateral or other sources of repayment appear sufficient, yet uncertainty exists regarding the ultimate repayment, an allowance is specifically allocated for in the allowance for loan losses.

KeyCorp excludes smaller-balance, homogeneous nonaccrual loans from impairment evaluation. Generally these include loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. KeyCorp applies historical loss experience rates to these loans, adjusted based on management's assessment of emerging credit trends and other factors. The resulting loss estimates are specifically allocated for by loan type in the allowance for loan losses. In general, such loans are charged off when payment is 120-180 days past due.

At March 31, 1996, the recorded investment in impaired loans was $186 million. Included in this amount is $94 million of impaired loans for which the specifically allocated allowance for loan losses is $32 million, and $92 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, $126 million of impaired loans had a specifically allocated allowance of $40 million and $79 million were carried at their estimated fair value. The decrease in impaired loans since the 1995 year end was due primarily to the sale of one commercial loan of $20 million. The average recorded investment in impaired loans for the first quarter of 1996 was $188 million, down from $190 million for the first quarter of last year.

Nonperforming assets were as follows (in millions):

                                                            MARCH 31,       December 31,        March 31,
                                                                 1996               1995             1995
                                                    ------------------  -----------------   --------------
Impaired loans                                                   $186               $205             $207
Other nonaccrual loans                                            152                125               96
Restructured loans                                                  3                  3                1
                                                    ------------------  -----------------   --------------
   Total nonperforming loans                                      341                333              304
Other real estate owned                                            56                 56               69
Allowance for OREO losses                                         (11)               (14)             (15)
                                                    ------------------  -----------------   --------------
   Other real estate owned, net of allowance                       45                 42               54
Other nonperforming assets                                          3                  4                5
                                                    ==================  =================   ==============
   Total nonperforming assets                                    $389               $379             $363
                                                    ==================  =================   ==============

7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows (dollars in millions):

                                                                   MARCH 31,      December 31,       March 31,
                                                                        1996              1995            1995
                                                              ---------------  ----------------  --------------
Senior Medium-Term Notes due through 2005(1)                          $  941            $  995          $  820
Subordinated Medium-Term Notes due through 2005(2)                       183               183             165
  6.75%   Subordinated Notes due 2006                                    200                --              --
  8.125%  Subordinated Notes due 2002                                    199               198             198
  8.00 %  Subordinated Notes due 2004                                    125               125             125
  8.40%   Subordinated Capital Notes due 1999                             75                75              75
  8.875%  Notes due 1996                                                  75                75              75
 11.125%  Notes due 1995                                                  --                --              50
  8.404%  Notes due 1997 through 2001                                     49                49              49
  8.255%  Notes due 1996                                                  23                23              23
All other long-term debt                                                  16                --              --
                                                              ---------------  ----------------  --------------
    Total parent company                                               1,886             1,723           1,580

Senior Medium-Term Bank Notes due through 1997(3)                      1,532             1,399           1,398
  7.25%   Subordinated Notes due 2005                                    200               200              --
  7.85%   Subordinated Notes due 2002                                    200               200             200
  6.75%   Subordinated Notes due 2003                                    199               199             199
Federal Home Loan Bank Advances                                          234               267             286
 10.00%   Notes due 1995                                                  --                --              37
Industrial revenue bonds                                                  10                10              10
All other long-term debt                                                   5                 5              15
                                                              ---------------  ----------------  --------------
     Total subsidiaries                                                2,380             2,280           2,145
                                                              ---------------  ----------------  --------------
          Total                                                       $4,266            $4,003          $3,725
                                                              ===============  ================  ==============

1 The weighted average rate on the Senior Medium-Term Notes due through 2005 was 6.54%, 6.62% and 6.71% at March 31, 1996, December 31, 1995, and March
    31, 1995, respectively.

2 The weighted average rate on the Subordinated Medium-Term Notes due through 2005 was 6.78%, 6.88% and 6.77% at March 31, 1996, December 31, 1995, and
    March 31, 1995, respectively.

3 The weighted average rate on the Senior Medium-Term Notes due through 1997 was 6.61% at March 31, 1996 and 6.71% at December 31, 1995, and March 31, 1995.

8. INCOME TAXES

The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1996 first quarter was 31.5% compared to 26.2% for the first quarter of 1995. The lower 1995 first quarter effective tax rate as compared to 1996 was primarily attributable to the first quarter 1995 recognition of one-time tax benefits totaling $16 million related to acquisitions made in years prior to 1992. The effective tax rate remains below the statutory Federal rate of 35% due primarily to the impact of continued investment in tax-advantaged assets (such as corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

9. EXTRAORDINARY ITEM

During the first quarter of 1995, KeyCorp recorded an extraordinary net gain of $61 million ($36 million after tax, $.15 per Common Share), representing the net effect of a gain of $72 million ($42 million after tax, $.17 per Common Share) from the sale of the residential mortgage servicing operations of KMI, an indirect wholly owned subsidiary of KeyCorp, and a loss of $11 million ($6 million after tax, $.02 per Common Share) on the sale of Schaenen Wood & Associates, Inc., an indirect wholly owned asset management subsidiary of KeyCorp. These transactions are described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

KeyCorp, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage their exposure to market risk effectively. Market risk is the possibility that KeyCorp's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed in the remainder of this note. In addition to the market risks inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that KeyCorp will incur a loss due to a counterparty's failure to perform its contractual obligations.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR LENDING RELATED PURPOSES
These instruments involve, to varying degrees, credit risk in excess of amounts recognized in KeyCorp's consolidated balance sheet. KeyCorp mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits and, when deemed necessary, securing collateral.

The banks' commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by KeyCorp. The credit-worthiness of each customer is evaluated on a case-by-case basis. The estimated fair values of these commitments and the standby letters of credit discussed below are not material. KeyCorp does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit-worthiness of the banks' customers by assuring the customers' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest, and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein KeyCorp's maximum possible accounting loss equals the contractual amount of the instruments (in millions):

                                                          MARCH 31,        December 31,         March 31,
                                                               1996                1995              1995
                                                   -----------------  ------------------  ----------------
Loan commitments:
     Credit card lines                                      $ 7,578             $ 6,996           $ 5,649
     Home equity                                              4,108               3,982             3,373
     Commercial real estate and construction                  1,573               1,554             1,303
     Commercial and other                                     9,989               9,883             7,309
                                                   -----------------  ------------------  ----------------
          Total loan commitments                             23,248              22,415            17,634

Other commitments:
     Standby letters of credit                                1,133               1,108             1,065
     Commercial letters of credit                               150                 144               215
     Loans sold with recourse                                    33                  34                41
                                                   -----------------  ------------------  ----------------
          Total loan and other commitments                  $24,564             $23,701           $18,955
                                                   =================  ==================  ================

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES KeyCorp manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of its assets and liabilities. Primary among the financial instruments used by both KeyCorp and its affiliate banks are interest rate swap contracts. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. KeyCorp deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. Although KeyCorp is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of March 31, 1996, all counterparties were expected to meet their obligations. At March 31, 1996, KeyCorp had credit exposure of an aggregate $14 million to 6 counterparties, with the largest credit exposure to an individual counterparty amounting to $9 million.

Under conventional interest rate swap contracts, payments based on fixed or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At March 31, 1996, KeyCorp was party to $2.1 billion and $3.3 billion of indexed amortizing swaps that used a LIBOR (London Interbank Offered Rates) index and a CMT (Constant Maturity Treasuries) index, respectively, for the payment review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

The following table summarizes the notional amount, fair value, maturity and weighted average rate received and paid for the various types of portfolio interest rate swaps used by KeyCorp (in millions):

                                                   MARCH 31, 1996                                   December 31, 1995
                                   ------------------------------------------------------------    --------------------
                                                                     WEIGHTED AVERAGE RATE
                                   NOTIONAL      FAIR    MATURITY(1) --------------------------    Notional       Fair
                                    AMOUNT       VALUE     (YEARS)      RECEIVE         PAY         Amount        Value
                                   ---------   -------  -----------  ------------   -----------    --------      ------
Receive fixed/pay variable--
     indexed amortizing             $ 5,651      $(19)       2.8         6.77%        5.48%         $ 6,200        $ 70
Receive fixed/pay variable--
     conventional                     2,649        (4)       7.0         6.63         5.52            2,497         104
Pay fixed/receive variable--
     conventional                     1,887       (10)        .9         5.42         6.65            2,412         (21)
                                   ---------   -------                                             --------      -------
         Total portfolio swaps      $10,187      $(33)       3.5         6.48%        5.71%         $11,109        $153
                                   =========   =======                                             ========      =======

1 Maturity is based upon expected average lives rather than contractual terms.

Based on the weighted average rates in effect at March 31, 1996, the spread on portfolio interest rate swaps, excluding the amortization of net deferred losses on terminated swaps, provided a slightly positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 77 basis points). The aggregate negative fair value of $(33) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized loss that would be recognized if the portfolio were to be liquidated at that date.

The following table summarizes the notional amounts, fair values and weighted average rates of portfolio swaps by interest rate management strategy (in millions):

                                                    MARCH 31, 1996                           December 31, 1995
                                    -----------------------------------------------   ----------------------------
                                                        WEIGHTED AVERAGE RATE
                                    NOTIONAL     FAIR   ---------------------------      Notional        Fair
                                     AMOUNT     VALUE      RECEIVE          PAY           Amount         Value
                                    ---------  -------  -------------   -----------   --------------  ------------
Convert variable rate loans
     to fixed                        $ 7,018     $(35)      6.71%          5.47%           $ 7,567          $113
Convert variable rate deposits
     and short-term borrowings
     to fixed                          1,775       (8)      5.42           6.55              2,275           (18)
Convert variable rate long-
     term debt to fixed                  112       (2)      5.43           8.20                137            (3)
Convert fixed rate long-term
     debt to variable                  1,282       12       6.81           5.61              1,130            61
                                    ---------  -------                                --------------  ------------
     Total portfolio swaps           $10,187     $(33)      6.48%          5.71%           $11,109          $153
                                    =========  =======                                ==============  ============



Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method over the projected remaining life of the related swap contract at its termination. Including the impact of both the spread on the swap portfolio and the amortization of the deferred gains and losses resulting from terminated swaps, portfolio interest rate swaps increased net interest income for the first quarter of 1996 by $9 million, and reduced net interest income by $13 million for the same period in 1995. During 1995, swaps with a notional amount of $1.4 billion were terminated, resulting in net deferred losses of $49 million. KeyCorp recognized $38 million of swap losses during the first quarter of 1995 in connection with the sale of the residential mortgage loan servicing business. These recognized losses, which were direct costs of disposing of the business, were included in the determination of the net gain from the sale. The losses included $15 million of the $49 million of deferred swap losses referred to above and $23 million of deferred swap losses recorded prior to 1995. During the first quarter of 1996, swaps with a notional amount of $500 million were terminated, resulting in a deferred gain of $.3 million.

A summary of KeyCorp's deferred swap gains and (losses) at March 31, 1996, is as follows (dollars in millions):

                                                           Weighted Average
                                          Deferred                Remaining
Asset/Liability Managed             Gains/(Losses)     Amortization (Years)
- ------------------------------  -------------------  -----------------------
Loans                                          $(1)                    2.6
Debt                                            19                     7.0
                                -------------------
   Total                                       $18
                                ===================



KeyCorp also uses futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. These contracts are commitments to either purchase or sell designated financial instruments at future dates for specified prices. KeyCorp had no futures contracts outstanding at March 31, 1996.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
KeyCorp's affiliate banks also use interest rate swap, cap and floor contracts for dealer activities (which are generally limited to the banks' commercial loan customers) and enter into other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The customer swaps, caps and floors, as well as the third party positions, are recorded at their estimated fair values, and adjustments to fair value are included in other income on the income statement.

KeyCorp also enters into foreign exchange forward contracts to accommodate the business needs of its customers and for proprietary trading purposes. These contracts provide for the delayed delivery or purchase of foreign currency. The foreign exchange risk associated with such contracts is mitigated by entering into other foreign exchange contracts with third parties. Adjustments to the fair value of all such foreign exchange forward contracts are included in other income on the income statement.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at March 31, 1996, and on average for the three-month period then ended, is presented below (in millions). The positive fair values represent assets to KeyCorp and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet.

At March 31, 1996, credit exposure from financial instruments held or issued for trading purposes is limited to the aggregate fair value of each contract with a positive fair value, or $29 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The parent company and its affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $1 million and $3 million, respectively, for both the first three months of 1996 and 1995.

                                                                    March 31, 1996              Three months ended March 31, 1996
                                                       ---------------------------   ---------------------------------------------
                                                         Notional            Fair                   Average               Average
Interest rate contracts:                                   Amount           Value           Notional Amount            Fair Value
                                                        ----------   -------------   -----------------------  --------------------
    Trading swaps:
        Assets                                             $1,625               1                    $1,598                   $17
        Liabilities                                         1,852              11                     1,663                    (6)
    Caps and floors purchased                                 746               2                       747                     2
    Caps and floors written                                   765              (2)                      766                    (2)

Foreign exchange forward contracts:(1)
    Assets                                                    632              12                       611                    14
    Liabilities                                               644             (12)                      616                   (14)


1   Excludes the effect of foreign spot contracts.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP


We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("KeyCorp") as of March 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the three-month periods then ended. These financial statements are the responsibility of KeyCorp's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of KeyCorp as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
April 17, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of KeyCorp and its subsidiaries ("KeyCorp") for the periods presented. It should be read in conjunction with the consolidated interim financial statements and notes thereto, presented on pages 3 through 16.

During the first quarter of 1996, a number of actions were taken in connection with the execution of KeyCorp's strategic plan. These actions reflect continuing efforts to reallocate resources to businesses with higher earnings potential and to focus on certain customer segments, while emphasizing technology to enhance service capability. Specifically, KeyCorp launched its first small-business specialty center in Columbus, Ohio and experienced significant growth in telephone banking, as new loan volume generated by KeyCorp's 24-hour telebanking centers was nearly double that produced in the first quarter of 1995. The opening of the specialty center is part of an overall plan to transform the branch network into customized "KeyCenters" which target the needs of specific customer segments. Other actions included the formation of two new subsidiaries which provide specialized services, primarily to corporate and institutional customers. Key Global Finance, Ltd. provides sophisticated, asset-specific structured financing to large corporate clients, while Key Capital Markets, Inc. ("KCMI"), a broker-dealer registered with the National Association of Broker Dealers, provides foreign exchange, financial risk management and financial advisory services to its institutional clients in the public and private sector. KCMI also engages in certain underwriting and dealing activities authorized by the Federal Reserve Board. In May 1996, KeyCorp also entered into a definitive agreement to acquire Carleton, McCreary, Holmes & Co., a Cleveland-based investment-banking firm specializing in mergers and acquisitions and other financial advisory services for mid-sized and large corporate clients. The transaction is expected to close during the third quarter, pending necessary regulatory approvals.

In addition to the above actions, during the first quarter management continued to take certain steps to manage KeyCorp's balance sheet in accordance with strategies developed in mid-1995 to improve returns to shareholders, improve liquidity and enhance capital flexibility. These steps included the sale of $500 million of residential mortgage loans, the securitization and sale of $38 million of auto loans and the continued, planned runoff of lower-yielding securities.

KeyCorp continued to manage its capital base proactively to optimize returns to shareholders. During the first quarter, 3.4 million KeyCorp Common Shares were repurchased as part of the 12 million Common Shares repurchase program authorized by the KeyCorp Board of Directors in January 1996. The repurchase of these shares reflected, in large part, the additional capital flexibility achieved through loan sales and securitizations completed in the first quarter and in 1995. In addition, the Board of Directors approved the redemption of the 10% Cumulative Preferred Stock effective June 30, 1996.

In January, the merger of KeyCorp's Indiana and Michigan affiliate banks was completed as the first step in the plans to combine the affiliate banks in the Great Lakes Region. The final stage of the Great Lakes reorganization is targeted for completion in June with the merger of the Indiana/Michigan bank with and into Society National Bank, KeyCorp's principal bank subsidiary located in Ohio. The resulting bank will be named KeyBank National Association.

The above items are discussed in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements referred to above.

PERFORMANCE OVERVIEW

Figure 1 presents the primary income and expense components for the first three months of 1996 and 1995 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting KeyCorp's financial performance for each of the last five quarters. The items referred to in this performance overview and in Figures 1 and 2 are more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 16.

FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE

                                                                   Three Months ended March 31,             Change
                                                         --------------------------------------   --------------------------
                                                                      1996                 1995      Amount        Percent
                                                         -----------------    -----------------   ------------   -----------
Interest income                                                      $5.30               $5.19        $ .11          2.1 %
Interest expense                                                      2.43                2.51         (.08)        (3.2)
                                                         -----------------   -----------------  -----------
Net interest income                                                   2.87                2.68          .19          7.1
Provision for loan losses                                              .19                 .07          .12        171.4
                                                         -----------------   -----------------  -----------
Net interest income after provision for
    loan losses                                                       2.68                2.61          .07          2.7
Noninterest income                                                    1.07                 .71          .36         50.7
Noninterest expense                                                   2.44                2.34          .10          4.3
                                                         -----------------   -----------------  -----------
Income before income taxes and
  extraordinary item                                                  1.31                 .98          .33         33.7
Income taxes                                                           .41                 .25          .16         64.0
Preferred dividends                                                    .02                 .02           --           --
                                                         -----------------   -----------------  -----------
Earnings per Common Share
    before extraordinary item                                          .88                 .71          .17         23.9
Extraordinary net gain from sales of
  subsidiaries, net of income taxes                                     --                 .15         (.15)      (100.0)
                                                         -----------------   -----------------  -----------
Earnings per Common Share                                            $ .88               $ .86        $ .02          2.3 %
                                                         =================   =================  ===========




Net income for the first quarter of 1996 totaled $208 million, or $.88 per Common Share. This compared with $210 million, or $.86 per Common Share, for the first quarter of 1995. On an annualized basis, the return on average common equity for the first quarter of 1996 was 16.42% compared with 18.26% for the same period last year. The annualized return on average total assets was 1.28% for the first quarter of 1996, unchanged from the first quarter of 1995.

Included in 1995 first quarter results was the effect of several significant nonrecurring items. An extraordinary net gain of $61 million ($36 million after tax, $.15 per Common Share) was recorded in connection with the sales of certain subsidiaries. This net gain included a gain of $72 million ($42 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing business and a loss of $11 million ($6 million after tax, $.02 per Common Share) incurred in connection with the sale of Schaenen Wood & Associates, Inc., an asset management subsidiary. Efforts to reconfigure the balance sheet in order to reduce exposure to changes in interest rates resulted in net losses of $49 million ($31 million after tax, $.13 per Common Share) from the sales of securities. In addition, KeyCorp recorded a one-time tax benefit of $16 million, or $.07 per Common Share, which related to acquisitions completed in prior years. In the aggregate, these nonrecurring items increased 1995 first quarter earnings by $21 million, or $.09 per Common Share.

Excluding the impact of the above items, operating earnings for the first quarter of 1996 were up $19 million, or 10%, from the comparable prior year period. Contributing to the increase in comparative results were a $24 million increase in taxable-equivalent net interest income and a $29 million increase in noninterest income. These positive factors were partially offset by a $26 million increase in the provision for loan losses and a $9 million increase in noninterest expense. The efficiency ratio improved to 61.22% for the first quarter of 1996 from 64.12% for the first quarter of 1995.

FIGURE 2. SELECTED QUARTERLY FINANCIAL DATA

                                                         1996                          1995
                                                      ----------   ----------------------------------------------
dollars in millions, except per share amounts            FIRST      Fourth       Third       Second        First
- -----------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                         $1,236      $1,278        $1,299      $1,299       $1,245
Interest expense                                           567         618           633         633          602
Net interest income                                        669         660           666         666          643
Provision for loan losses                                   44          34            28          20           18
Noninterest income                                         249         304           235         223          171
Noninterest expense                                        570         622           560         569          561
Income before income taxes and extraordinary item          304         308           313         300          235
Income before extraordinary item                           208         207           210         199          174
Net income                                                 208         207           210         199          210
Net income applicable to Common Shares                     204         203           206         195          206
- -----------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before extraordinary item                        $  .88     $   .86        $  .90      $  .83       $  .71
Net income                                                 .88         .86           .90         .83          .86
Cash dividends                                             .38         .36           .36         .36          .36
Book value at period-end                                 21.43       21.36         20.74       19.71        19.57
Market price:
     High                                                39.13       37.25         35.13       32.13        29.50
     Low                                                 33.38       33.25         30.38       26.00        24.50
     Close                                               38.63       36.25         34.25       31.38        28.25
Weighted average Common Shares (000)                   233,100     235,753       228,187     235,329      239,999
- -----------------------------------------------------------------------------------------------------------------
AT PERIOD-END
Loans                                                  $48,161     $47,692       $48,410     $48,093      $48,021
Earning assets                                          57,941      58,762        60,847      60,946       61,167
Total assets                                            65,052      66,339        67,967      67,481       67,709
Deposits                                                45,401      47,282        47,905      48,672       48,812
Long-term debt                                           4,266       4,003         4,048       4,020        3,725
Common shareholders' equity                              4,964       4,993         4,923       4,514        4,658
Total shareholders' equity                               5,124       5,153         5,083       4,674        4,818
- -----------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                            1.28%       1.23%         1.25%       1.19%        1.28%
Return on average common equity                          16.42       16.31         18.07       16.86        18.26
Return on average total equity                           16.22       16.11         17.79       16.63        17.99
Efficiency(1)                                            61.22       63.67         61.27       63.05        64.12
Overhead(2)                                              47.07       47.36         47.89       51.10        52.36
Net interest margin                                       4.70        4.53          4.50        4.49         4.38
- -----------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD-END
Equity to assets                                          7.88%       7.77%         7.48%       6.93%        7.12%
Tangible equity to tangible assets                        6.38        6.25          5.98        5.75         6.02
Tier I risk-adjusted capital                              7.71        7.53          7.55        7.45         7.96
Total risk-adjusted capital                              11.45       10.85         10.84       10.82        11.05
Leverage                                                  6.43        6.20          6.19        5.88         6.24
- -----------------------------------------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for KeyCorp. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (both on and off-balance sheet), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in yields/rates and average balances from the first quarter of 1995 to the first quarter of 1996. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 31.

For the first quarter of 1996 net interest income was $669 million, up $26 million, or 4%, from the same period last year. This increase resulted from a net interest margin which rose by 32 basis points to 4.70% and more than offset the impact of a planned decrease of $2.0 billion, or 3%, in average earning assets. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The increase in the net interest margin as compared to the year ago quarter reflected the origination of new loans with wider interest rate spreads as well as the impact of continued actions taken to reconfigure the balance sheet. Primary among these actions were loan securitizations and sales which were completed during the past three quarters and the fourth quarter 1995 securities sales. These actions are more fully described in the following Asset and Liability Management section. Other factors which contributed to the improved margin were the reinvestment of funds from maturing securities into higher-yielding loans and the replacement of market-priced funding with similar instruments having lower interest rates during the fourth quarter of last year. The net interest margin continued to rise in the first quarter of 1996 and was 17 basis points higher than the fourth quarter of 1995.

Average earning assets for the first quarter totaled $58.2 billion, which was $2.0 billion, or 3%, lower than the first quarter 1995 level. This decrease was due primarily to a $2.3 billion, or 19%, decline in securities (including both investment securities and securities available for sale) and a $765 million, or 60%, decline in short-term investments. Partially offsetting the decreases in securities and short-term investments was a $912 million, or 2%, increase in loans. Average earning assets comprised 89% of average total assets during the first quarter of 1996 and 91% during the first quarter of 1995.

KeyCorp uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $10.2 billion at March 31, 1996, from $11.1 billion at year-end 1995. For the first quarter of 1996, interest rate swaps contributed $9 million and 6 basis points to net interest income and the net interest margin, respectively, including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps. During the same period in 1995, interest rate swaps reduced net interest income by $13 million and the net interest margin by 9 basis points. The manner in which interest rate swaps are used in KeyCorp's overall program of asset and liability management is described in the following Asset and Liability Management section.

FIGURE 3. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                      FIRST QUARTER 1996                          Fourth Quarter 1995
                                            -----------------------------------          -------------------------------------
                                            AVERAGE                      YIELD/          Average                       Yield/
DOLLARS IN MILLIONS                         BALANCE       INTEREST         RATE          Balance        Interest         Rate
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans: (1), (2)
   Commercial, financial and agricultural   $11,578       $  256          8.89%          $11,455        $  253          8.75%
   Real estate                               20,734          459          8.90            21,542           489          9.01
   Consumer                                  10,227          263         10.34             9,992           259         10.30
   Student loans held for sale                2,257           46          8.20             1,848            40          8.48
   Lease financing                            2,895           48          6.67             2,715            48          6.99
   Foreign                                      109            2          7.38                88             1          6.40
- -----------------------------------------------------------------------------------------------------------------------------
      Total loans                            47,800        1,074          9.04            47,640         1,090          9.08
Mortgage loans held for sale                    352            6          6.86               398             7          6.97
Taxable investment securities                   267            4          6.03             5,736            95          6.58
Tax-exempt investment securities (1)          1,418           29          8.23             1,275            27          8.49
- -----------------------------------------------------------------------------------------------------------------------------
      Total investment securities             1,685           33          7.88             7,011           122          6.93
Securities available for sale (1), (3)        7,864          129          6.60             3,890            64          6.53
Interest-bearing deposits with banks             32           --          2.89                53             1          4.37
Federal funds sold and securities
   purchased under resale agreements            448            7          5.39               417             6          5.89
Trading account assets                           27           --          5.30                70             1          5.60
- -----------------------------------------------------------------------------------------------------------------------------
      Total short-term investments              507            7          5.35               540             8          5.71
- -----------------------------------------------------------------------------------------------------------------------------
      Total earning assets                   58,208        1,249          8.63            59,479         1,291          8.62
Allowance for loan losses                      (875)                                        (879)
Other assets                                  7,778                                        7,943
- -----------------------------------------------------------------------------------------------------------------------------
                                            $65,111                                      $66,543
                                            =======                                      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts               $ 9,278           71          3.08           $ 7,285            66          3.59
Savings deposits                              5,465           39          2.87             6,201            41          2.65
NOW accounts                                  3,984           18          1.82             5,389            27          2.00
Certificates of deposit ($100,000 or more)    3,661           54          5.93             3,735            58          6.14
Other time deposits                          14,215          190          5.38            14,623           203          5.50
Deposits in foreign offices                     848           12          5.69             1,048            23          8.53
- -----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits        37,451          384          4.12            38,281           418          4.33
Federal funds purchased and securities
   sold under repurchase agreements           5,691           72          5.09             6,269            87          5.48
Other short-term borrowings                   2,950           45          6.14             3,089            46          5.92
Long-term debt (4)                            4,102           66          6.59             4,042            67          6.58
- -----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities     50,194          567          4.54            51,681           618          4.74
Noninterest-bearing deposits                  8,208                                        8,392
Other liabilities                             1,551                                        1,379
Preferred stock                                 160                                          160
Common shareholders' equity                   4,998                                        4,931
- -----------------------------------------------------------------------------------------------------------------------------
                                            $65,111                                      $66,543
                                            =======                                      =======
Interest rate spread                                                      4.09                                          3.88
- -----------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                   $  682          4.70%                         $  673          4.53%
                                                          ======         =====                          ======         =====
Taxable-equivalent adjustment (1)                            $13                                           $13
- ----------------------------------------------------------------------------------------------------------------------------

(1) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(2) For purposes of these computations, nonaccrual loans are included in the average loan balances.

(3)  Yield is calculated on the basis of amortized cost.

(4)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent


               Third Quarter 1995                       Second Quarter 1995                        First Quarter 1995
- ------------------------------------------    -----------------------------------------   -------------------------------------
      Average                      Yield/          Average                      Yield/          Average                 Yield/
      Balance       Interest         Rate          Balance       Interest         Rate          Balance      Interest     Rate
- -----------------------------------------------------------------------------------------------------------------------------------


      $11,391         $  268            9.33%      $11,350         $  270            9.52%      $10,514        $  232        8.97%
       22,166            495            8.86        22,519            497            8.85        22,112           477        8.76
        9,720            248           10.14         9,886            244            9.91         9,788           237        9.81
        2,355             51            8.56         2,156             50            9.24         2,121            46        8.77
        2,490             43            6.95         2,340             39            6.71         2,282            39        6.78
           74              1            5.06            54              1            7.63            71             1        5.31
- -----------------------------------------------------------------------------------------------------------------------------------
       48,196          1,106            9.11        48,305          1,101            9.14        46,888         1,032        8.85
          168              4            8.75           195              4            8.02           243             4        7.35
        8,275            139            6.68         8,579            142            6.66         8,666           145        6.68
        1,532             32            8.29         1,559             33            8.54         1,565            33        8.49
- -----------------------------------------------------------------------------------------------------------------------------------
        9,807            171            6.93        10,138            175            6.95        10,231           178        6.96
        1,457             23            6.15         1,424             23            6.02         1,623            27        6.06
           41             --            4.06            46              1            4.32           414             7        6.41

          481              7            5.83           526              8            6.04           712            10        5.87
          144              2            5.75           155              2            6.08           146             2        6.35
- -----------------------------------------------------------------------------------------------------------------------------------
          666              9            5.71           727             11            5.94         1,272            19        6.10
- -----------------------------------------------------------------------------------------------------------------------------------
       60,294          1,313            8.63        60,789          1,314            8.66        60,257         1,260        8.47
         (870)                                        (869)                                        (853)
        7,192                                        7,030                                        7,055
- -----------------------------------------------------------------------------------------------------------------------------------
      $66,616                                      $66,950                                      $66,459
      =======                                      =======                                      =======


      $ 7,154             66            3.67       $ 7,058             66            3.74       $ 7,145            62        3.54
        6,289             42            2.65         6,594             44            2.66         6,949            47        2.74
        5,408             27            2.00         5,478             28            2.06         5,505            28        2.04
        4,070             58            5.69         3,508             57            6.50         3,388            49        5.83
       14,496            206            5.63        14,948            195            5.24        13,789           179        5.27
        1,867             35            7.42         2,520             50            7.88         3,321            48        5.90
- -----------------------------------------------------------------------------------------------------------------------------------
       39,284            434            4.39        40,106            440            4.39        40,097           413        4.18

        5,672             79            5.55         5,037             72            5.75         5,502            77        5.64
        3,375             52            6.00         3,686             56            6.16         3,299            50        6.12
        4,046             68            6.83         3,875             64            6.77         3,613            62        7.01
- -----------------------------------------------------------------------------------------------------------------------------------
       52,377            633            4.80        52,704            632            4.82        52,511           602        4.65
        8,157                                        8,007                                        7,956
        1,407                                        1,441                                        1,264
          160                                          160                                          160
        4,515                                        4,638                                        4,568
- -----------------------------------------------------------------------------------------------------------------------------------
      $66,616                                      $66,950                                      $66,459
      =======                                      =======                                      =======
                                        3.83                                         3.84                                    3.82
- -----------------------------------------------------------------------------------------------------------------------------------

                      $  680            4.50%                      $  682            4.49%                     $  658        4.38%
                      ======           =====                       ======           =====                      ======       =====
                         $14                                          $15                                         $15
- -----------------------------------------------------------------------------------------------------------------------------------

FIGURE 4. COMPONENTS OF NET INTEREST INCOME CHANGES in millions

                                                    From Three Months Ended March 31, 1995
                                                     To Three Months Ended March 31, 1996
                                              ------------------------------------------------
                                                    Average            Yield/             Net
                                                     Volume              Rate          Change
                                              ------------------------------------------------
INTEREST INCOME
Loans                                                  $ 20              $ 22           $  42
Mortgage loans held for sale                              2                --               2
Taxable investment securities                          (127)              (14)           (141)
Tax-exempt investment securities                         (3)               (1)             (4)
Securities available for sale                           102                --             102
Short-term investments                                  (11)               (1)            (12)
                                              --------------   ---------------  --------------
         Total interest income (TE)                     (17)                6             (11)

INTEREST EXPENSE
Money market deposit accounts                            17                (8)              9
Savings deposits                                        (10)                2              (8)
NOW accounts                                             (7)               (3)            (10)
Certificates of deposit ($100,000 or more)                4                 1               5
Other time deposits                                       6                 5              11
Deposits in foreign offices                             (35)               (1)            (36)
                                              --------------   ---------------  --------------
        Total interest-bearing deposits                 (25)               (4)            (29)
Federal funds purchased and securities
    sold under repurchase agreements                      3                (8)             (5)
Other short-term borrowings                              (5)               --              (5)
Long-term debt                                            8                (4)              4
                                              --------------   ---------------  --------------
        Total interest expense                          (19)              (16)            (35)
                                              --------------   ---------------  --------------
        Net interest income (TE)                       $  2              $ 22            $ 24
                                              ==============   ===============  ==============

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

ASSET AND LIABILITY MANAGEMENT

Asset/Liability Management Committees
KeyCorp manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee, and strategies formulated and implemented by the Asset/Liability Strategy Committee (collectively, "ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of KeyCorp, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of the Corporation and each of its affiliate banks. Both asset/liability management committees meet at least monthly.

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual repayment schedules.

The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income from what net interest income would have been if interest rates did not change. KeyCorp is well within these guidelines, largely as a result of actions taken in the fourth quarter of 1994 and the first quarter of 1995 (primarily the sales of securities and the execution and termination of interest rate swaps) to significantly reduce KeyCorp's liability-sensitive position, and the ongoing employment of an effective balance sheet management program. While the above actions reduced exposure to changes in short-term interest rates, net interest income and the net interest margin were negatively impacted due to increased reliance on fixed-rate market priced funding at higher interest rates.

Recent Management Actions
During the latter half of 1995, a number of actions were taken in connection with the execution of asset/liability management strategies designed to improve liquidity, reduce longer-term interest rate exposure and enhance capital management flexibility. These actions included KeyCorp's first securitization and sale of auto loans (in the amount of $299 million), the sale of approximately $1.0 billion of residential mortgage loans, the reclassification of approximately $8.0 billion of securities from the investment securities to the securities available-for-sale portfolio in connection with a one-time opportunity provided by the FASB, the sale of $1.3 billion of securities and the execution of $1.0 billion of indexed amortizing receive fixed swaps and $1.0 billion of pay fixed swaps. During the same period, KeyCorp repurchased
5.8 million of its Common Shares. In the first quarter of 1996, KeyCorp sold an additional $500 million of residential mortgage loans, securitized and sold an additional $38 million of auto loans and repurchased 3.4 million Common Shares. Management will continue to evaluate strategies to securitize and/or sell loans, taking into account the strategies' impacts on liquidity, capital and earnings.

Interest Rate Swap Contracts
KeyCorp's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency results in an asset-sensitive position and would place KeyCorp's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. In addition to KeyCorp's securities portfolio, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decision to use portfolio interest rate swaps versus on-balance sheet securities to manage interest rate risk has depended on various factors, including funding costs, liquidity, and capital requirements. As summarized in Figure 5, KeyCorp's portfolio swaps totaled $10.2 billion at March 31, 1996, and consisted principally of contracts wherein KeyCorp receives a fixed rate of interest while paying a variable rate.

FIGURE 5.  INTEREST RATE SWAP PORTFOLIO
dollars in millions

                                                      MARCH 31, 1996                                December 31, 1995
                                --------------------------------------------------------    ---------------------------------
                                                                   WEIGHTED AVERAGE RATE
                                NOTIONAL      FAIR   MATURITY(1)   ---------------------         Notional            Fair
                                  AMOUNT     VALUE     (YEARS)     RECEIVE         PAY            Amount             Value
                                --------------------------------------------------------     --------------------------------
Receive fixed/pay variable -
   indexed amortizing            $ 5,651      $(19)        2.8         6.77%       5.48%          $ 6,200            $ 70
Receive fixed/pay variable -
   conventional                    2,649        (4)        7.0         6.63        5.52             2,497             104
Pay fixed/receive variable -
   conventional                    1,887       (10)         .9         5.42        6.65             2,412             (21)
                                ---------  --------                                              ---------       ---------
   Total portfolio swaps          10,187       (33)        3.5         6.48        5.71            11,109             153
Customer swaps                     3,477        12         4.3         6.23        6.35             2,844              11
                                ---------  --------                                              ---------       ---------
   Total interest rate swaps     $13,664      $(21)        3.7         6.42%       5.87%          $13,953            $164
                                =========  ========                                              =========       =========

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

In addition to portfolio swaps, KeyCorp has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Adjustments to the fair values of such swaps are included in other income on the income statement. The $3.5 billion notional amount of customer swaps presented in Figure 5 includes $1.6 billion of interest rate swaps that receive a fixed rate and pay a variable rate and $1.9 billion of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $13.7 billion at March 31, 1996, $14.0 billion at December 31, 1995, and $11.0 billion at March 31, 1995. The weighted average rates presented in Figure 5 are those in effect at March 31, 1996. Portfolio interest rate swaps increased net interest income and the net interest margin by $9 million and by 6 basis points, respectively, during the first quarter of 1996. These increases reflected the impact of a positive spread on the first quarter 1996 swap portfolio, which more than offset the amortization of deferred losses from swaps terminated in prior periods. As of March 31, 1996, the spread on portfolio interest rate swaps, which excludes the amortization of net deferred swap losses, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 77 basis points). The portfolio had an aggregate negative fair value of $(33) million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate interest rates using the applicable forward yield curve. As shown in Figure 5, the estimated fair value of KeyCorp's total interest rate swap portfolio decreased during the first quarter of 1996 from a fair value of $164 million at December 31, 1995. The decline in fair value over the past three months reflected the financial markets' expectations, as measured by the forward yield curve, for a future increase in interest rates. In addition, during 1995, swaps with an aggregate notional amount of $1.4 billion were terminated prior to their maturities, resulting in net deferred losses of $49 million. Swaps with a notional amount of $500 million were also terminated during the first quarter of 1996, resulting in a deferred gain of $.3 million. Such gains and losses are amortized, generally, over the projected remaining life of the related swap contract at its termination. A summary of KeyCorp's deferred swap gains and losses at March 31, 1996, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13. Each swap termination was in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is integrated strategically with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the three-month period ended March 31, 1996, are summarized in Figure 6.

FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE THREE MONTHS ENDED MARCH 31, 1996 in millions

                                             Receive Fixed
                                    ---------------------------------                                Total
                                          Indexed                            Pay Fixed-          Portfolio
                                       Amortizing       Conventional       Conventional              Swaps
                                    --------------   ----------------   ----------------   ----------------
Balance at beginning of year               $6,200             $2,497             $2,412            $11,109
    Additions                                  --                200                100                300
    Maturities                                 --                (48)              (125)              (173)
    Terminations                               --                 --               (500)              (500)
    Amortization                             (549)                --                 --               (549)
                                    --------------   ----------------   ----------------   ----------------
Balance at end of period                   $5,651             $2,649             $1,887            $10,187
                                    ==============   ================   ================   ================


A summary of the notional and fair values of portfolio swaps by interest rate management strategy at March 31, 1996, is presented in Figure 7. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

FIGURE 7. PORTFOLIO SWAPS BY INTEREST RATE MANAGEMENT STRATEGY in millions

                                            MARCH 31, 1996            December 31, 1995            March 31, 1995
                                       --------------------------  -------------------------  --------------------------
                                             NOTIONAL       FAIR     Notional          Fair      Notional          Fair
                                               AMOUNT      VALUE       Amount         Value        Amount         Value
                                       ---------------  ---------  -----------   -----------  ------------  ------------
Convert variable rate loans
     to fixed                                 $ 7,018       $(35)     $ 7,567          $113        $5,574         $(218)
Convert variable rate deposits
     and short-term borrowings
     to fixed                                   1,775         (8)       2,275           (18)        2,487           (15)
Convert variable rate long-term
     debt to fixed                                112         (2)         137            (3)           --            --
Convert fixed rate long-term
     debt to variable                           1,282         12        1,130            61         1,485           (28)
Other                                              --         --           --            --           200            --
                                       ---------------  ---------  -----------   -----------  ------------  ------------
     Total portfolio swaps                    $10,187       $(33)     $11,109          $153        $9,746         $(261)
                                       ===============  =========  ===========   ===========  ============  ============




The notional amount of the interest rate swap contracts represents only an agreed upon amount on which calculations of interest payments to be exchanged are based. It does not represent the potential for gain or loss on such positions. Similarly, the notional amount is not indicative of the market risk or the credit risk of the positions held. Credit risk is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. The credit risk exposure to the counterparty on each interest rate swap is monitored by an appropriate credit committee. Based upon detailed credit reviews of the counterparties, limits on the total credit exposure KeyCorp may have with each counterparty, and whether collateral is required, are determined.

At March 31, 1996, KeyCorp had 18 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, KeyCorp had an aggregate credit exposure of $14 million to 6, with the largest credit exposure to an individual counterparty amounting to $9 million. Although KeyCorp is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of March 31, 1996, all counterparties were expected to meet their obligations. The expected average maturities of the portfolio swaps at March 31, 1996, are summarized in Figure 8.

FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT MARCH 31, 1996 in millions

                                                      Receive Fixed
                                           ------------------------------------                                Total
                                                 Indexed                                 Pay Fixed-        Portfolio
                                              Amortizing          Conventional         Conventional            Swaps
                                           --------------     -----------------    -----------------     ------------
Due in one year or less                           $   88                $    2               $1,287          $ 1,377
Due after one through five years                   5,372                   215                  600            6,187
Due after five through ten years                     191                 2,432                   --            2,623
                                           --------------     -----------------    -----------------     ------------
    Total portfolio swaps                         $5,651                $2,649               $1,887          $10,187
                                           ==============     =================    =================     ============

NONINTEREST INCOME
As shown in Figure 9, noninterest income totaled $249 million for the first three months of 1996, up $78 million, or 46%, from the same period last year. Included in first quarter 1995 results were net securities losses of $49 million recorded in connection with efforts to reconfigure the balance sheet in order to reduce interest rate risk. Excluding securities transactions for comparative purposes, core noninterest income was up $33 million, or 15%, from the first three months of 1995. Contributing to this increase was the impact of five acquisitions completed since the 1994 year end.

The improvement in core noninterest income reflected growth in all major fee-based revenues, with the exception of mortgage banking income. The largest increases came from loan securitization income ($7 million), service charges on deposit accounts ($6 million), insurance and brokerage income ($6 million), trust and asset management income ($5 million), and miscellaneous other income ($13 million). Detail pertaining to the composition of loan securitization income and the types of securitized loans serviced is presented in Figure 10. Overall, the increase in loan securitization income reflected a higher level of servicing fees. The repricing of fees by certain affiliate banks, the introduction of certain services to new markets in 1995 and enhanced collection efforts were the primary factors contributing to the growth in service charges on deposit accounts. Insurance and brokerage income was up due primarily to higher investment advisory fees and brokerage commissions from the sales of mutual funds which more than doubled. The increase in trust and asset management income resulted from the April 1995 acquisition of Spears Benzak, Salomon & Farrell, Inc. ("Spears Benzak"), a New York-based investment management firm, continued strong performance of both the stock and bond markets and an array of new products. Additional detail pertaining to the composition of the trust and asset management revenue component is presented in Figure 11. Miscellaneous other income rose from the prior year due principally to a $12 million increase in income from corporate owned life insurance. The positive effect of the above items was partially offset by a $10 million decrease in mortgage banking income, resulting from the March 1995 sale of the residential mortgage loan servicing business. This transaction as well as the Spears Benzak acquisition referred to above are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

FIGURE 9. NONINTEREST INCOME
dollars in millions

                                                  Three Months ended March 31,            Change
                                            ----------------------------------   -------------------------
                                                       1996               1995        Amount      Percent
                                            ----------------   ----------------  ------------  -----------
Service charges on deposit accounts                    $ 72               $ 66          $  6         9.1 %
Trust and asset management income                        58                 53             5         9.4
Loan securitization income                               13                  6             7       116.7
Credit card fees                                         20                 17             3        17.6
Insurance and brokerage income                           18                 12             6        50.0
Mortgage banking income                                   8                 18           (10)      (55.6)
Net securities losses                                    --                (45)           45      (100.0)
Other income:
   Letter of credit fees                                  4                  5            (1)      (20.0)
   Venture capital gains                                  7                  3             4       133.3
   Miscellaneous                                         49                 36            13        36.1
                                            ----------------   ----------------  ------------
     Total other income                                  60                 44            16        36.4
                                            ----------------   ----------------  ------------
     Total noninterest income                          $249               $171          $ 78        45.6 %
                                            ================   ================  ============

FIGURE 10. LOAN SECURITIZATIONS
dollars in millions


                                                  Three Months ended March 31,
                                            ----------------------------------
                                                       1996               1995
                                            ----------------   ----------------
Servicing fees                                          $ 8                 --
Gains on sales of securitized loans                       4                 $6
Miscellaneous income                                      1                 --
                                            ----------------   ----------------
     Total loan securitization income                   $13                 $6
                                            ================   ================
- -------------------------------------------------------------------------------

AT MARCH 31,
Student loans securitized                            $1,543               $974
Auto loans securitized                                  391                 --
                                            ----------------   ----------------
     Total securitized loans
         serviced                                    $1,934               $974
                                            ================   ================




FIGURE 11. TRUST AND ASSET MANAGEMENT
dollars in millions

                                                  Three Months ended March 31,              Change
                                            ----------------------------------      ------------------------
                                                       1996               1995         Amount      Percent
                                            ----------------   ---------------      -----------   ----------
Personal asset management and
    custody fees                                        $35                $30           $ 5           16.7 %
Institutional asset management and
    custody fees                                         14                 14            --           --
Bond services                                             3                  5            (2)         (40.0)
All other fees                                            6                  4             2           50.0
                                            ----------------   ----------------   -----------
      Total trust and asset
      management income                                 $58                $53           $ 5            9.4 %
                                            ================   ================   ===========
- ---------------------------------------------------------------------------------------------------------------

AT MARCH 31,
dollars in billions
Discretionary                                           $48                $33           $15           45.5%
Non-discretionary                                        39                 35             4           11.4
                                            ----------------   ----------------   -----------
      Total trust assets                                $87                $68           $19           27.9%
                                            ================   ================   ===========




NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the first quarter of 1996 totaled $570 million, up $9 million, or 2%, from the first quarter of 1995. The higher level of noninterest expense relative to the first quarter of last year was due primarily to increases in personnel expense ($11 million), amortization of intangibles ($5 million), marketing expense ($5 million) and miscellaneous other expense ($11 million). Personnel expense, the largest category of noninterest expense, rose due primarily to higher costs associated with various incentive programs. The higher level of amortization related to intangibles was a direct result of the amortization of goodwill recorded in connection with acquisitions consummated during 1995, while the growth in marketing expense was due largely to additional costs related to continued strategic efforts aimed at strengthening the KeyBank brand name. The growth in miscellaneous other expense reflected higher loan servicing fees resulting from the sale of the mortgage loan servicing business (wherein KeyCorp had serviced its own mortgage loans), as well as increases in various other categories of operating expense. The above increases were substantially offset by the effect of the elimination of the Bank Insurance Fund assessment rate which took effect as of January 1, 1996. During the latter half of 1995, the assessment rate for well-capitalized banks was reduced from $.23 per $100 of insured deposits to $.04 per $100 for the period June through December 1995. As a result of the above actions, the cost of insurance assessments in the first quarter of 1996 decreased $23 million, or 92%, from the first three months of 1995. In general, the increases summarized above reflected the impact of five acquisitions completed during 1995, offset in part by the overall reduction in costs (primarily personnel) resulting from the 1995 sale of both KeyCorp Mortgage Inc., and Schaenen Wood & Associates, Inc. The acquisitions and sales are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, improved to 61.22% for the first quarter, from 64.12% for the first quarter of 1995. The improvement in the efficiency ratio relative to the first quarter of last year reflected the reduction in noninterest expense coupled with the growth in taxable-equivalent net interest income and noninterest income.

FIGURE 12. NONINTEREST EXPENSE
dollars in millions


                                                Three Months ended March 31,                Change
                                          ----------------------------------     --------------------------
                                                    1996                1995          Amount       Percent
                                          ---------------    ----------------    ------------  ------------
Personnel                                           $291                $280             $11         3.9 %
Net occupancy                                         54                  54              --          --
Equipment                                             38                  40              (2)       (5.0)
FDIC insurance assessments                             2                  25             (23)      (92.0)
Amortization of intangibles                           22                  17               5        29.4
Professional fees                                     16                  13               3        23.1
Marketing                                             21                  16               5        31.3
Other expense:
   OREO expense, net (1)                               1                   2              (1)      (50.0)
   Miscellaneous                                     125                 114              11         9.6
                                          ---------------    ----------------    ------------
     Total other expense                             126                 116              10         8.6
                                          ---------------    ----------------    ------------
     Total noninterest expense                      $570                $561             $ 9         1.6 %
                                          ===============    ================    ============

Full-time equivalent employees                    28,902              30,370
Efficiency ratio (2)                               61.22%              64.12%
Overhead ratio (3)                                 47.07               52.36

(1) OREO expense is net of income of $1 million for both the first quarter of 1996 and 1995.

(2) Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(3) Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.


INCOME TAXES
The provision for income taxes was $96 million for the three-month period ended March 31, 1996, as compared to $61 million (before the extraordinary net gain) for the same period in 1995. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1996 first quarter was 31.5% compared to 26.2% for the first quarter of 1995. The lower 1995 first quarter effective tax rate as compared to 1996 was primarily attributable to the first quarter 1995 recognition of one-time tax benefits totaling $16 million related to acquisitions made in years prior to 1992. The effective tax rate remains below the statutory Federal rate of 35% due to the impact of continued investment in tax-advantaged assets (such as corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At March 31, 1996, total loans outstanding were $48.2 billion, up from $47.7 billion at December 31, 1995, and $48.0 billion at March 31, 1995. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10. The $469 million growth from the December 31, 1995, level was the result primarily of increases of $283 million in commercial loans, $264 million in consumer loans (including a $52 million increase in credit card outstandings) and $236 million in student loans held for sale. Growth in these targeted categories was partially offset by a $372 million decrease in real estate loans (including a $304 million decrease in one-to-four family mortgages). During the first quarter, KeyCorp continued to execute its strategy of securitizing and/or selling loans with lower spreads which do not meet return on equity standards. This strategy resulted in the first quarter sale of $500 million of residential mortgage loans which had been previously transferred to the mortgage loans held for sale portfolio and the securitization of $38 million of auto loans. In addition, KeyCorp sold $45 million of student loans during the quarter. As shown in Figure 13, loan growth was achieved principally in the Great Lakes and National Business sectors. Included in the National Business sector are the activities conducted by Key Bank USA, National Association ("KeyBank USA") and AFG. KeyBank USA, a nationally chartered bank formed during the third quarter of 1995, serves as the national platform for credit card lending, mortgage loan originations and all non-branch consumer finance business, while AFG, acquired during the third quarter of 1995, is one of the nation's leading subprime automobile finance companies.

FIGURE 13. PERIOD-END LOAN GROWTH BY REGION FOR THE THREE MONTHS ENDED MARCH 31, 1996
dollars in millions

                                  December 31,                      Sold or         Other          MARCH 31,      Percent
                                          1995       Acquired    Securitized     Activity               1996       Change
                               ----------------  -------------  ------------  ------------  -----------------   ----------
Northeast Region                       $13,718          --           $  (28)           76            $13,766         .3 %
Great Lakes Region                      19,211          --              (27)          506             19,690        2.5
Rocky Mountain Region                    3,817          --               (5)          (14)             3,798        (.5)
Northwest Region                         9,008          --               (1)           (9)             8,998        (.1)
National Business                        2,108          --              (42)          205              2,271        7.7
Eliminations/other                        (170)         --               --          (192)              (362)    (112.9)
                               ----------------  -------------  ------------  ------------  -----------------
      Total                            $47,692          --            $(103)        $ 572            $48,161        1.0 %
                               ================  =============  ============  ============  =================



SECURITIES
At March 31, 1996, the securities portfolio totaled $9.2 billion, consisting of $7.5 billion of securities available for sale and $1.7 billion of investment securities. This compares to a total portfolio of $9.7 billion, comprised of $8.0 billion of securities available for sale and $1.7 billion of investment securities, at December 31, 1995. The reduction in the overall portfolio since year-end 1995 reflects the planned runoff of lower-yielding securities pursuant to balance sheet management strategies developed in mid-1995. These strategies are more fully discussed in the Asset and Liability Management section beginning on page 24. Certain information pertaining to the composition, yields and maturities of the securities available for sale and investment securities portfolios is presented in Figures 14 and 15, respectively.

FIGURE 14. SECURITIES AVAILABLE FOR SALE AT MARCH 31, 1996 dollars in millions


                                         U.S. Treasury,         States and     Collateralized           Mortgage-
                                           Agencies and          Political           Mortgage              Backed          Other
                                           Corporations       Subdivisions     Obligations(1)          Securities1    Securities
                                      ------------------   ----------------   ----------------   ----------------   ------------
Maturity:
     One year or less                              $198                $ 3             $  323             $   18            $115
     After one through five years                   462                 12              2,249              1,236              27
     After five through ten years                   114                  8                  1              1,759              17
     After ten years                                223                  5                 --                707               5
                                      ------------------   ----------------   ----------------   ----------------   -------------
Fair value                                         $997                $28             $2,573             $3,720            $164
                                      ==================   ================   ================   ================   =============

Amortized cost                                     $995                $27             $2,604             $3,721            $157
Weighted average yield                             6.69%              8.18%              6.17%              7.38%           7.55%
Weighted average maturity                     9.2 years          6.1 years          2.1 years          6.9 years       1.4 years


                                                           Weighted
                                                           Average
                                               Total       Yield (2)
                                         ------------  ------------
Maturity:
     One year or less                         $  657         6.80%
     After one through five years              3,986         6.78
     After five through ten years              1,899         7.07
     After ten years                             940         6.76
                                         ------------
Fair value                                    $7,482         6.88%
                                         ============

Amortized cost                                $7,504
Weighted average yield                          6.88%
Weighted average maturity                  5.2 years

(1)   Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.


FIGURE 15. INVESTMENT SECURITIES AT MARCH 31, 1996 dollars in millions


                                         U.S. Treasury,         States and                                     Weighted
                                           Agencies and          Political           Other                      Average
                                           Corporations       Subdivisions      Securities          Total      Yield (1)
                                      ------------------   ----------------   -------------   ------------  ------------
Maturity:
     One year or less                                $1             $  609            $ 78         $  688       6.79%
     After one through five years                     1                509             162            672       8.79
     After five through ten years                    --                219              30            249      10.25
     After ten years                                 --                 62               8             70       9.94
                                      ------------------   ----------------   -------------   ------------
Amortized cost                                       $2             $1,399            $278         $1,679       8.23%
                                      ==================   ================   =============   ============

Fair value                                           $2             $1,442            $270         $1,714
Weighted average yield                            10.73%              8.26%           7.81%          8.23%
Weighted average maturity                     1.4 years          2.8 years       4.5 years      2.9 years

(1) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.


ASSET QUALITY
KeyCorp's Credit Risk Review Group evaluates and monitors the level of risk in KeyCorp's credit-related assets, and formulates underwriting standards and guidelines for line management. Geographic diversification throughout KeyCorp is a significant factor in managing credit risk. In addition, the Credit Risk Review Group is responsible for reviewing the adequacy of the allowance for loan losses ("Allowance"). Furthermore, KeyCorp's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and other real estate owned ("OREO") to evaluate the credit quality and risk inherent in such assets. This group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

Management has developed methodologies designed to assess the adequacy of the Allowance. The Allowance allocation methodologies applied at KeyCorp focus on changes in the size and character of the loan portfolio, changes in the levels of impaired and other nonperforming and past due loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions and historical losses on a portfolio basis. In addition, indirect risk in the form of off-balance sheet exposure for unfunded commitments is taken into consideration. Management continues to target and maintain an Allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the loan portfolio and similar risk-related matters.

As shown in Figure 16, net loan charge-offs for the first quarter of 1996 were $43 million, up from $17 million recorded for the same period last year. The increase in net charge-offs was attributable primarily to one large commercial credit ($9 million), as well as a continued increase from historically low net charge-off levels in the credit card and indirect auto areas. The $4 million increase in credit card net charge-offs was in line with industry standards as well as management's expectations. Consistent with the higher level of net charge-offs, the provision for loan losses was increased to $44 million for the first quarter of 1996 from $34 million for the prior quarter and $18 million for the first quarter of last year.

The Allowance at March 31, 1996, was $875 million , or 1.82% of loans, compared with $876 million, or 1.84% of loans at December 31, 1995 and $867 million, or 1.81% of loans, at March 31, 1995. At March 31, 1996, the Allowance was 256.60% of nonperforming loans, compared with 263.15% at December 31, 1995 and 285.51% at March 31, 1995. Although this percentage is not the primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 17. These assets totaled $389 million at March 31, 1996, and represented .81% of loans, OREO and other nonperforming assets compared with $379 million, or .79%, at year-end 1995 and $363 million, or .75%, at March 31, 1995. The $8 million increase in nonperforming loans since year-end 1995 reflected the placement of an additional $81 million of loans on nonaccrual status, partially offset by loan charge-offs of $19 million, payments received totaling $21 million and the sale of one nonaccrual commercial loan of $20 million. Additional information pertaining to changes in nonaccrual loans and the percentage of nonperforming loans to period-end loans by type within KeyCorp's geographically dispersed banking regions is presented in Figures 18 and 19, respectively.

FIGURE 16. SUMMARY OF LOAN LOSS EXPERIENCE dollars in millions

                                                                                         Three months ended March 31,
                                                                             ----------------------------------------
                                                                                              1996               1995
                                                                             ----------------------    ---------------
Average loans outstanding during the period                                                $47,800            $46,888
Allowance for loan losses at beginning of period                                               876                830
Loans charged off:
     Commercial, financial and agricultural                                                     18                  8
     Real estate--construction                                                                  --                  1
     Real estate--commercial and residential mortgage                                            6                  6
     Credit cards                                                                               16                 12
     Other consumer                                                                             29                 15
     Lease financing                                                                             1                  1
     Foreign                                                                                    --                 --
                                                                             ----------------------    ---------------
                                                                                                70                 43
Recoveries:
     Commercial, financial and agricultural                                                     11                 12
     Real estate--construction                                                                  --                 --
     Real estate--commercial and residential mortgage                                            3                  3
     Credit cards                                                                                3                  3
     Other consumer                                                                              9                  7
     Lease financing                                                                             1                  1
     Foreign                                                                                    --                 --
                                                                             ----------------------    ---------------
                                                                                                27                 26
                                                                             ----------------------    ---------------
Net loans charged off                                                                          (43)               (17)
Provision for loan losses                                                                       44                 18
Allowance acquired/(sold), net                                                                  (2)                35
Transfer from OREO allowance                                                                    --                  1
                                                                             ----------------------    ---------------
Allowance for loan losses at end of period                                                    $875               $867
                                                                             ======================    ===============

Net loan charge-offs to average loans                                                          .36%               .15%
Allowance for loan losses to period-end loans                                                 1.82               1.81
Allowance for loan losses to nonperforming loans                                            256.60             285.51

FIGURE 17. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(dollars in millions)

                                                                           MARCH 31,        December 31,        March 31,
                                                                                1996                1995             1995
                                                                        -------------   -----------------   --------------
Commercial, financial and agricultural                                          $132                $145             $111
Real estate--construction                                                          8                  10               23
Real estate--commercial mortgage                                                  90                  90              106
Real estate--residential mortgage                                                 70                  62               48
Consumer                                                                          24                  20               14
Lease financing                                                                   14                   3                1
                                                                        -------------   -----------------   --------------
      Total nonaccrual loans                                                     338                 330              303
Restructured loans                                                                 3                   3                1
                                                                        -------------   -----------------   --------------
      Total nonperforming loans                                                  341                 333              304
Other real estate owned                                                           56                  56               69
Allowance for OREO losses                                                        (11)                (14)             (15)
                                                                        -------------   -----------------   --------------
      Other real estate owned, net of allowance                                   45                  42               54
Other nonperforming assets                                                         3                   4                5
                                                                        -------------   -----------------   --------------
      Total nonperforming assets                                                $389                $379             $363
                                                                        =============   =================   ==============

Accruing loans past due 90 days or more                                          $89                 $97              $60
Nonperforming loans to period-end loans                                          .71%                .70%             .63%
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets                           .81                 .79              .75


FIGURE 18. SUMMARY OF CHANGES IN NONACCRUAL LOANS in millions


                                                   Three months ended March 31,
                                             -----------------------------------
                                                       1996                1995
                                             ---------------    ----------------
Balance at beginning of period                         $330                $255
     Loans placed on nonaccrual                          81                  61
     Charge-offs(1)                                     (19)                (14)
     Payments                                           (21)                (19)
     Loans sold                                         (20)                 --
     Transfers to OREO                                   (8)                 (6)
     Loans returned to accrual status                    (5)                (14)
     Acquisitions                                        --                  20
     Transfers from OREO(2)                              --                  20
                                             ---------------    ----------------
Balance at end of period                               $338                $303
                                             ===============    ================

(1) Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

(2)  Represents transfers related to the adoption of SFAS No. 114.


FIGURE 19. PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY TYPE AT MARCH 31, 1996

                          Commercial,                        Real Estate--     Real Estate--
                        Financial and      Real Estate--        Commercial       Residential
                         Agricultural       Construction          Mortgage          Mortgage        Consumer          Total
                       ---------------    ---------------    --------------    --------------    ------------    -----------
Northeast Region                  1.99%              2.10%             2.15%              .86%            .21%          1.23%
Great Lakes Region                 .61                .43               .88               .44             .15            .50
Rocky Mountain Region             1.03                .25               .48               .32             .58            .63
Northwest Region                   .71                .08               .82               .42             .24            .53
National Business                   --                 --                --                --              --             --
                       ---------------    ---------------    --------------    --------------    ------------    -----------
     Total                        1.23%               .52%             1.28%              .59%            .19%           .71%
                       ===============    ===============    ==============    ==============    ============    ===========




DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are KeyCorp's primary source of funding. During the first quarter of 1996, these deposits averaged $41.2 billion and represented 70% of KeyCorp's funds supporting earning assets compared with $41.3 billion and 69%, respectively, for the first quarter of 1995. As shown in Figure 3 beginning on page 22, over the past year the mix of core deposits has changed significantly. Primary among the factors contributing to this change is a new cost reduction program started during the fourth quarter of 1995. In accordance with this program, deposit balances (above a defined threshold) in certain NOW and noninterest-bearing checking accounts are transferred to money market deposit accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or withdrawals. As a result of this program, during the first quarter of 1996, demand deposits and NOW account balances averaging $1.0 billion and $2.1 billion, respectively, were transferred to the money market deposit account category and a pre-tax cost savings of approximately $3 million was realized. In Figure 3, the demand deposits transferred are reported as noninterest-bearing deposits, while the NOW accounts transferred are included in the money market deposit account category. The program is expected to become fully operational during the second quarter of 1996 as its implementation is completed in the last of KeyCorp's four banking regions. The change in deposit mix also reflected a shift from highly liquid savings deposits to higher-yielding certificates of deposit of $100,000 or more and to the "Other time deposits" category which consists primarily of fixed-rate certificates of deposit of less than $100,000. Although the five acquisitions completed since the 1994 year end had a positive effect on the level of average core deposits relative to the year ago quarter, this benefit was offset by the impact of alternatives pursued by customers in response to the continued strength of the stock and bond markets.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $13.2 billion for the first quarter of 1996, down $2.3 billion, or 15%, from the comparable prior year period. As illustrated in Figure 3, the decrease was attributable to the $2.5 billion reduction in deposits in foreign offices as less expensive sources were used to fund earning assets.

FIGURE 20. MATURITY DISTRIBUTION OF TIME DEPOSITS AT MARCH 31, 1996 in millions

                                               Domestic          Foreign
                                                Offices          Offices           Total
                                         ---------------    -------------    ------------
Time remaining to maturity:
     Three months or less                        $1,996             $378          $2,374
     Over three through six months                  526                1             527
     Over six through twelve months                 520               --             520
     Over twelve months                             722               --             722
                                         ---------------    -------------    ------------
          Total                                  $3,764             $379          $4,143
                                         ===============    =============    ============

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. KeyCorp's ALCO actively analyzes and manages KeyCorp's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by 1,270 banking offices in 14 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures to retain or grow deposits. This process is supported by a Central Funding Unit within KeyCorp's Funds Management Group which monitors deposit outflows and assists the banks in converting the pricing of deposits from fixed to floating rates or vice versa as specific needs are determined. In addition, the affiliate banks have access to various sources of non-core market funding (such as borrowings from the Federal Reserve system) for short-term liquidity requirements should the need arise.

KeyCorp's Commercial Paper/Note Program established in 1995 provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used for general corporate purposes, including future acquisitions, and the funding of AFG's lending activities in conjunction with quarterly securitizations of its auto loans. In 1995, the parent company also entered into a four-year, $500 million revolving credit agreement with several banks under which the banks have agreed to lend collectively up to $500 million to KeyCorp. The line of credit will be used primarily as a backup source of liquidity for the Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of March 31, 1996.

During the first quarter of 1996, KeyCorp's affiliate banks, raised $732 million under KeyCorp's Bank Note Program which allows for the issuance of up to $12.3 billion, covering twelve affiliate banks. Of the notes issued during the first quarter, $132 million have original maturities in excess of one year and are included in long-term debt, while $600 million have original maturities of one year or less and are included in other short-term borrowings. As of the end of the quarter, the program had an unused capacity of $10.1 billion.

KeyCorp's universal self registration statement on file with the Securities and Exchange Commission provides for the possible issuance of a broad range of debt and equity securities by the parent company. In 1995, KeyCorp updated the filing by registering an additional $845 million of securities (up to $750 million of which are reserved for future issuance as Medium-Term Notes). Medium-Term Notes issued under the registration statement during the first quarter of 1996 totaled $200 million and have original maturities of more than one year. At the end of the quarter, unused capacity under this shelf registration totaled $412 million. The proceeds from the shelf registration and the Bank Note Program discussed above may be used for general corporate purposes, including future acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at March 31, 1996, were as follows:


                                         Senior       Subordinated
                       Commercial      Long-Term       Long-Term
                         Paper            Debt            Debt
                     --------------- --------------- ---------------
Duff & Phelps             D-1              A+              A
Standard & Poor's         A-2              A-             BBB+
Moody's                   P-1              A1              A2

Further information pertaining to KeyCorp's sources and uses of cash for the three-month periods ended March 31, 1996 and 1995, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at March 31, 1996, was $5.1 billion, down $29 million, or 1%, from the December 31, 1995, balance and up $306 million, or 6%, from the end of the first quarter of 1995. The decrease from the end of the prior year was due primarily to the share repurchases discussed below and dividends paid to shareholders. The increase from the year ago quarter resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first three months of 1996 are shown in the Statement of Changes in Shareholders' Equity presented on page 5. Included in these changes are first quarter 1996 net unrealized losses of $63 million on securities, resulting in cumulative net unrealized losses of $15 million as of March 31, 1996. These net unrealized losses were recorded in connection with SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

In January 1996, the Board of Directors approved a new share repurchase program which authorizes the repurchase of up to an additional 12,000,000 Common Shares in 1996. Under the new program, shares will be repurchased from time to time in the open market or through negotiated transactions. During the first quarter of 1996, KeyCorp repurchased 3,416,642 shares at a total cost of $124 million (an average of $36.33 per share) and reissued 1,383,732 Treasury Shares for employee benefit plans. The 14,274,479 Treasury Shares at March 31, 1996, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option, and dividend reinvestment plans and for other corporate purposes. In addition, the Board of Directors approved the redemption of the 10% Cumulative Preferred Stock effective June 30, 1996.

Capital adequacy is an important indicator of financial stability and performance. Overall, KeyCorp's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.88% at March 31, 1996, compared with 7.77% at December 31, 1995, and 7.12% at March 31, 1995.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk-adjusted assets ratios at March 31, 1996, were 7.71% and 11.45%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At March 31, 1996, KeyCorp's leverage ratio was 6.43%, substantially higher than the minimum requirement. Figure 21 presents the details of KeyCorp's regulatory capital position at March 31, 1996, December 31, 1995, and March 31, 1995.

Failure to meet applicable capital guidelines could result in enforcement remedies available to the banking industry regulators, including a limitation on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the Federal Deposit Insurance Corporation ("FDIC"), and (in severe cases) the appointment of a conservator or receiver. Management believes that as of March 31, 1996, the parent company and its banking and savings association subsidiaries meet all capital adequacy guidelines to which they are subject.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of KeyCorp's affiliate banks qualified as "well-capitalized" at March 31, 1996, as they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier I capital and leverage ratios, respectively. Although these provisions are not directly applicable to the parent company under existing law and regulations, based upon its ratios the parent company would qualify as "well capitalized" at March 31, 1996. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

FIGURE 21. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS dollars in millions

                                                                      MARCH 31,       December 31,          March 31,
                                                                           1996               1995               1995
                                                              ------------------    ---------------   ----------------
TIER I CAPITAL
     Common shareholders' equity(1)                                      $4,979             $4,945             $4,700
     Qualifying preferred stock                                             160                160                160
     Less:  Goodwill                                                       (881)              (899)              (598)
                Other intangible assets(2)                                 (136)              (143)              (161)
                                                              ------------------    ---------------   ----------------
          Total Tier I capital                                            4,122              4,063              4,101
                                                              ------------------    ---------------   ----------------
TIER II CAPITAL
     Allowance for loan losses(3)                                           670                677                647
     Qualifying long-term debt                                            1,326              1,114                943
                                                              ------------------    ---------------   ----------------
          Total Tier II capital                                           1,996              1,791              1,590
                                                              ------------------    ---------------   ----------------
          Total capital                                                  $6,118             $5,854             $5,691
                                                              ==================    ===============   ================

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet                              $49,615            $49,555            $47,923
     Risk-adjusted off-balance sheet exposure                             5,050              5,619              4,557
     Less:  Goodwill                                                       (881)              (899)              (598)
                Other intangible assets(2)                                 (136)              (143)              (161)
                                                              ------------------    ---------------   ----------------
          Gross risk-adjusted assets                                     53,648             54,132             51,721
     Less:  Excess allowance for loan losses(3)                            (205)              (199)              (220)
                                                              ------------------    ---------------   ----------------
          Net risk-adjusted assets                                      $53,443            $53,933            $51,501
                                                              ==================    ===============   ================

AVERAGE QUARTERLY TOTAL ASSETS                                          $65,111            $66,543            $66,459
                                                              ==================    ===============   ================

CAPITAL RATIOS
     Tier I capital to net risk-adjusted assets                            7.71%              7.53%              7.96%
     Total capital to net risk-adjusted assets                            11.45              10.85              11.05
     Leverage4                                                             6.43               6.20               6.24

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

(4) Tier I capital as a percentage of average quarterly assets, less goodwill and other non-qualifying intangible assets as defined in 2 above.


FIGURE 22. BANKING SERVICES DATA BY REGION dollars in millions



                                                              Northeast Region                     Great Lakes Region
                                           -----------------------------------      ----------------------------------
                                                  Three months ended March 31,            Three months ended March 31,
                                           -----------------------------------      ----------------------------------
                                                      1996               1995                  1996               1995
                                           ----------------    ---------------      ----------------   ---------------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                                  1.23%               .91%                  .50%               .49%
Allowance for loan losses to
    period-end loans                                  1.49               1.60                  2.24               2.35
Net loan charge-offs to average loans                  .31                .24                   .15                .11

AVERAGE BALANCES
Loans                                              $13,946            $13,676               $19,369            $19,805
Earning assets                                      17,521             18,087                23,798             26,389
Total assets                                        19,082             19,330                26,554             28,942
Deposits                                            14,052             14,532                17,058             19,840

                                                         Rocky Mountain Region                        Northwest Region
                                           -----------------------------------      ----------------------------------
                                                  Three months ended March 31,            Three months ended March 31,
                                           -----------------------------------      ----------------------------------
                                                      1996               1995                  1996               1995
                                           ----------------    ---------------      ----------------   ----------------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                                   .63%               .71%                  .53%               .44%
Allowance for loan losses to
    period-end loans                                  1.36               1.35                  1.43               1.35
Net loan charge-offs to average loans                  .58                .17                   .15                .06

AVERAGE BALANCES
Loans                                               $3,818            $ 3,420               $ 9,001            $ 9,459
Earning assets                                       4,737              4,373                10,610             11,231
Total assets                                         5,168              4,750                11,671             12,205
Deposits                                             4,004              3,692                 9,214              9,317

                                                             National Business
                                           -----------------------------------
                                                  Three months ended March 31,
                                           -----------------------------------
                                                      1996               1995
                                           ----------------    ---------------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                                    --                N/A
Allowance for loan losses to
    period-end loans                                  1.65%               N/A
Net loan charge-offs to average loans                 2.64                N/A

AVERAGE BALANCES
Loans                                               $2,203                N/A
Earning assets                                       2,211                N/A
Total assets                                         2,526                N/A
Deposits                                               635                N/A


N/A=Not Applicable. The National Business unit was formed in September 1995.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

         In the ordinary course of business, KeyCorp and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Management, based upon the advice of KeyCorp's counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material adverse effect on KeyCorp's consolidated financial condition.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

       (a) Exhibits

           (10) Employment Agreement between KeyCorp and K. Brent Somers, dated February 5, 1996.

           (11)  Computation of Net Income Per Common Share

           (15)  Acknowledgment Letter of Independent Auditors

           (27)  Financial Data Schedule

       (b) Reports on Form 8-K

           January 19, 1996 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on January 18, 1996, announcing its earnings results for the three-month period ended December 31, 1995.

           No other reports on Form 8-K were filed during the three-month period ended March 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KEYCORP
                                     --------------------------------------
                                                 (Registrant)


Date:  May 10, 1996                  /s/   Lee Irving
                                     --------------------------------------
                                     By:   Lee Irving
                                           Executive Vice President
                                           and Chief Accounting Officer