Form 10-Q
period 1996-06-30
KEYCORP /NEW/
filed 1996-08-14
CIK 91576

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   Washington D.C.  20549

                          FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1996

                             or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ______ To ______

                Commission File Number 0-850

                 [KEYCORP LOGO APPEARS HERE]

                            KEYCORP
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

               OHIO                            34-6542451
    ----------------------------           -------------------
    (State or other jurisdiction            (I.R.S. Employer
        of incorporation or                 Identification No.)
         organization)

         127 PUBLIC SQUARE,
           CLEVELAND, OHIO                      44114-1306
        ---------------------                   ----------
        (Address of principal                   (Zip Code)
         executive offices)

                               (216) 689-6300
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Shares, $1 par value               230,395,281 Shares
    ---------------------------         ------------------------------
      (Title of class)                  (Outstanding at July 31, 1996)

                   The number of pages of this report is 45.

                                KEYCORP

                           TABLE OF CONTENTS



                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                              Page Number
         --------------------                              -----------

         Consolidated Balance Sheets--
           June 30, 1996, December 31, 1995,
           and June 30, 1995                                    3

         Consolidated Statements of Income--
           Three months and six months ended                    4
           June 30, 1996 and 1995

         Consolidated Statements of Changes in
           Shareholders' Equity-- Six months ended
           June 30, 1996 and 1995                               5


         Consolidated Statements of Cash Flow--
           Six months ended June 30, 1996 and 1995              6


         Notes to Consolidated Financial Statements             7


         Independent Accountants' Review Report                17

Item 2.  Management's Discussion and Analysis
         ------------------------------------
           of Financial Condition and Results
           ----------------------------------
           of Operations                                       18
           -------------


                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                     41
         -----------------

Item 4.  Submission of Matters to a Vote of
         ----------------------------------                    41
           Security Holders
           ----------------

Item 6.  Exhibits and Reports on Form 8-K                      42
         --------------------------------

         Signature                                             43

PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         June 30,      December 31,    June 30,
dollars in millions                                                         1996              1995        1995
- ---------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)                    (Unaudited)
ASSETS
Cash and due from banks                                                 $  3,061         $  3,444    $  3,197
Short-term investments                                                       511              682         799
Mortgage loans held for sale                                                 102              640         698
Securities available for sale                                              7,251            8,060       1,437
Investment securities (fair value: $1,748, $1,738
    and $9,930, respectively)                                              1,714            1,688       9,919
Loans                                                                     47,826           47,692      48,093
    Less: Allowance for loan losses                                          870              876         867
- ---------------------------------------------------------------------------------------------------------------
    Net loans                                                             46,956           46,816      47,226
Premises and equipment                                                     1,032            1,030       1,018
Goodwill                                                                     844              899         660
Other intangible assets                                                      154              171         180
Corporate owned life insurance                                             1,192            1,088         647
Other assets                                                               1,947            1,821       1,700
- ---------------------------------------------------------------------------------------------------------------
       Total assets                                                     $ 64,764         $ 66,339    $ 67,481
===============================================================================================================
LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                 $  8,877         $  9,281    $  8,604
    Interest-bearing                                                      34,448           36,764      37,738
Deposits in foreign offices -- interest-bearing                            1,092            1,237       2,330
- ---------------------------------------------------------------------------------------------------------------
       Total deposits                                                     44,417           47,282      48,672
Federal funds purchased and securities sold
    under repurchase agreements                                            6,171            5,544       4,794
Other short-term borrowings                                                3,408            2,880       4,067
Other liabilities                                                          1,598            1,477       1,254
Long-term debt                                                             4,174            4,003       4,020
- ---------------------------------------------------------------------------------------------------------------
       Total liabilities                                                  59,768           61,186      62,807
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares,
    none issued                                                             --               --          --
10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, issued 1,280,000 shares in 1995            --               160         160
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390 shares                                                246             246         246
Capital surplus                                                            1,490           1,500       1,456
Retained earnings                                                          3,874           3,633       3,390
Loans to ESOP trustee                                                        (49)            (51)        (64)
Net unrealized gains (losses) on securities, net of income taxes             (70)             48         (26)
Treasury stock at cost (14,965,373, 12,241,569 and 16,912,650 shares)       (495)           (383)       (488)
- ---------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                          4,996           5,153       4,674
- ---------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                       $ 64,764        $ 66,339    $ 67,481
===============================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three months ended June 30,   Six months ended June 30,
(dollars in millions, except per share amounts)                     1996          1995          1996           1995
- ---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                           $  1,080      $  1,097      $  2,151      $   2,126
Mortgage loans held for sale                                           2             4             8              8
Taxable investment securities                                          3           142             7            287
Tax-exempt investment securities                                      19            22            38             44
Securities available for sale                                        124            23           253             49
Short-term investments                                                 6            11            13             30
- ---------------------------------------------------------------------------------------------------------------------
       Total interest income                                       1,234         1,299         2,470          2,544

INTEREST EXPENSE
Deposits                                                             367           440           751            853
Federal funds purchased and securities
    sold under repurchase agreements                                  74            72           146            149
Other short-term borrowings                                           44            56            89            106
Long-term debt                                                        67            64           133            126
- ---------------------------------------------------------------------------------------------------------------------
       Total interest expense                                        552           632         1,119          1,234
- ---------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                  682           667         1,351          1,310
Provision for loan losses                                             47            21            91             39
- ---------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses           635           646         1,260          1,271

NONINTEREST INCOME
Service charges on deposit accounts                                   72            70           144            136
Trust and asset management income                                     61            59           119            112
Loan securitization income                                            14            --            27              6
Credit card fees                                                      24            20            44             37
Insurance and brokerage income                                        16            15            34             27
Mortgage banking income                                                6             7            14             25
Net securities gains (losses)                                          1             3             1            (42)
Other income                                                          70            49           130             93
- ---------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                      264           223           513            394

NONINTEREST EXPENSE
Personnel                                                            298           271           589            551
Net occupancy                                                         54            52           108            106
Equipment                                                             40            39            78             79
FDIC insurance assessments                                             3            26             5             51
Amortization of intangibles                                           22            19            44             36
Professional fees                                                     13            17            29             30
Marketing                                                             17            17            38             33
Other expense                                                        132           127           258            243
- ---------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                     579           568         1,149          1,129
- ---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND                                       320           301           624            536
    EXTRAORDINARY ITEM
Income taxes                                                         103           102           199            163
- ---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                     217           199           425            373
Extraordinary net gain from the sales of
    subsidiaries, net of income taxes of $25                          --            --            --             36
- ---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    217      $    199      $    425      $     409
=====================================================================================================================

Net income applicable to Common Shares                          $    213      $    195      $    417      $     401
Per Common Share:
    Income before extraordinary item                            $    .92      $    .83      $   1.80      $    1.54
    Net income                                                       .92           .83          1.80           1.69

Weighted average Common Shares outstanding                       231,341       235,329       232,220        237,651
=====================================================================================================================

See notes to consolidated financial statements (unaudited).

                                       4

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                                      Net
                                                                                                               Unrealized
                                                                                                     Loans to       Gains   Treasury
                                                      Preferred     Common     Capital    Retained      ESOP     (Losses)      Stock
dollars in millions, except per share amounts             Stock     Shares     Surplus    Earnings   Trustee  on Securities  at Cost
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                            $ 160       $246      $1,454      $3,161      $(64)      $(115)      $(152)
Net income                                                                                   409
Cash dividends:
     Common Shares ($.72 per share)                                                         (173)
     Cumulative Preferred Stock ($6.25 per share)                                             (8)
Issuance of Common Shares:
     Acquisitions - 5,953,559 shares                                               7                                           164
     Dividend reinvestment, stock option, and
        purchase plans - 878,064 net shares                                       (5)                                           24
Repurchase of Common Shares - 18,162,000 shares                                                                               (524)
Change in net unrealized gains (losses) on
     securities, net of deferred tax expense of $52                                                                 89
Tax benefit attributable to ESOP dividends                                                     1
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                $ 160       $246      $1,456      $3,390      $(64)      $ (26)      $(488)
====================================================================================================================================

BALANCE AT DECEMBER 31, 1995                            $ 160       $246      $1,500      $3,633      $(51)      $  48       $(383)
Net income                                                                                   425
Cash dividends:
     Common Shares ($.76 per share)                                                         (176)
     Cumulative Preferred Stock ($6.25 per share)                                             (8)
Redemption of 10% Cumulative Preferred Stock             (160)
Issuance of Common Shares under
     dividend reinvestment, stock option, and
     purchase plans - 2,322,196 net shares                                       (10)                                           75
Repurchase of Common Shares - 5,046,000 shares                                                                                (187)
Change in net unrealized gains (losses) on
     securities, net of deferred tax benefit of $(56)                                                             (118)
Loan payment from ESOP trustee                                                                           2
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                    -       $246      $1,490      $3,874      $(49)      $ (70)      $(495)
====================================================================================================================================

See notes to consolidated financial statements (unaudited).


KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                                                      Six months ended June 30,
in millions                                                                               1996          1995
- -----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $   425       $   409
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                              91            39
     Depreciation expense                                                                   70            74
     Amortization of intangibles                                                            44            36
     Net gain from sales of subsidiaries                                                    (8)          (61)
     Net securities (gains) losses                                                          (1)           42
     Deferred income taxes                                                                  33            20
     Net (increase) decrease in mortgage loans held for sale                               538          (343)
     Net increase in trading account assets                                                 --            (7)
     Other operating activities, net                                                       (99)           67
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                1,093           276
INVESTING ACTIVITIES
Net increase in loans                                                                   (1,252)         (747)
Loans sold                                                                                 268           311
Purchases of investment securities                                                        (439)         (776)
Proceeds from sales of investment securities                                                 3             4
Proceeds from prepayments and maturities of investment securities                          423         1,276
Purchases of securities available for sale                                              (1,279)         (354)
Proceeds from sales of securities available for sale                                        41         1,506
Proceeds from prepayments and maturities of securities available for sale                1,904           228
Net increase in short-term investments                                                    (203)          (32)
Purchases of premises and equipment                                                        (89)         (144)
Proceeds from sales of premises and equipment                                               14             8
Proceeds from sales of other real estate owned                                              19            22
Purchases of corporate owned life insurance                                                (65)         (125)
Proceeds from sales of subsidiaries                                                        137           351
Net cash used in acquisitions, net of cash acquired                                        (12)         (198)
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (530)        1,330
FINANCING ACTIVITIES
Net decrease in deposits                                                                (1,868)       (1,611)
Net increase (decrease) in short-term borrowings                                         1,153            (9)
Net proceeds from issuance of long-term debt                                               932           535
Payments on long-term debt                                                                (699)         (149)
Loan payment received from ESOP trustee                                                      2          --
Purchases of treasury shares                                                              (187)         (524)
Redemption of 10% Cumulative Preferred Stock                                              (160)         --
Proceeds from issuance of common stock pursuant to employee
     stock purchase, stock option and dividend reinvestment plans                           65            19
Cash dividends                                                                            (184)         (181)
- -----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                     (946)       (1,920)
- -----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                   (383)         (314)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                           3,444         3,511
- -----------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                               $ 3,061       $ 3,197
=================================================================================================================
Additional disclosures relative to cash flow:
     Interest paid                                                                     $ 1,122       $ 1,208
     Income taxes received                                                                 107           149
     Net amount received on portfolio swaps                                                 45            56
Noncash items:
     Net transfer of loans to other real estate owned                                  $    17       $     6
- -----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries ("KeyCorp"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments, of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the audited consolidated financial statements and related notes included in KeyCorp's
1995 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," SFAS No. 122, "Accounting for Mortgage Servicing Rights--an Amendment of SFAS No. 65," and SFAS No. 123, "Accounting for Stock-Based Compensation" were adopted by KeyCorp on January 1, 1996, and did not have a material effect on KeyCorp's financial condition or results of operations. Under an election available in the adoption of SFAS No. 123, KeyCorp continues to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 requires that the recognition of transfers and servicing of financial assets and extinguishments of liabilities be accounted for based on a financial-components approach that focuses on control. Under this approach, the entity that exercises control over transferred assets recognizes those financial and servicing assets it controls and the liabilities it has incurred. Financial assets are derecognized when control is surrendered, and liabilities derecognized when extinguished. KeyCorp expects to adopt SFAS No. 125 as of January 1, 1997, however, the impact of adoption has not yet been determined.

2. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGERS AND ACQUISITIONS

Mergers and acquisitions completed by KeyCorp during 1996 and 1995 (each of which was accounted for as a purchase business combination) are summarized below.

                                                                                    COMMON
dollars in millions                  LOCATION              DATE        ASSETS  SHARES ISSUED
- --------------------------------------------------------------------------------------------
Knight Insurance Ageny, Inc.(1)  Massachusetts         June 1996        $  8             --

AutoFinance Group, Inc.(2)            Illinios    September 1995         181      9,554,003

Spears, Benzak, Salomon &
  Farrell Inc.                        New York        April 1995  See note 3      1,910,000

OMNIBANCORP                           Colorado     February 1995         500      4,043,559

Casco Northern Bancorp,
  National Association                   Maine     February 1995         945             --

BANKVERMONT Corporation                Vermont      January 1995         661             --
- --------------------------------------------------------------------------------------------


1 Knight Insurance Agency, Inc. ("Knight") is an education financing company doing business under the name "Knight College Resource Group."

2  See text for more information regarding this transaction.

3 Spears, Benzak, Salomon & Farrell, Inc. ("Spears Benzak") is an investment management firm that had approximately $3.2 billion in assets under management on the date of acquisition.


AutoFinance Group, Inc.
On September 27, 1995, KeyCorp acquired AutoFinance Group,Inc. ("AFG"), a Chicago-based automobile finance company operating in 28 states, in a tax-free exchange of stock. Under the terms of the merger agreement, 9,554,003 KeyCorp Common Shares, with a value of approximately $325 million, were exchanged for all of the outstanding shares of AFG common stock (based on an exchange ratio of .5 shares for each share of AFG). In addition, immediately prior to the closing, AFG completed a spin-off to its shareholders of 95.01% of its common stock interest in Patlex Corporation, a wholly owned patent exploitation and enforcement subsidiary. In connection with the transaction, which was accounted for as a purchase, KeyCorp recorded goodwill of approximately $270 million, which is being amortized using the straightline method over a period of 25 years.

COMPLETED DIVESTITURES

Society First Federal Savings Bank
On June 1, 1996,  KeyCorp sold Society First
Federal Savings Bank ("SFF"), its Florida savings association subsidiary.
SFF had assets of approximately $1.2 billion at the time of the transaction. KeyCorp continues to provide private banking services in Florida through its trust company located in Naples, Florida. An $8 million gain was realized on the SFF sale and included in other income on the income statement.

Schaenen Wood & Associates, Inc.
On April 21, 1995, KeyCorp Asset Management Holdings,Inc., an indirect wholly owned subsidiary of KeyCorp, sold Schaenen Wood & Associates, Inc., an asset management subsidiary. An $11 million loss was realized in connection with the sale ($6 million after tax, $.02 per Common Share) and recorded as an extraordinary item in the first quarter.

KeyCorp Mortgage Inc.
On March 31, 1995, KeyCorp sold the residential mortgage servicing operations of KeyCorp Mortgage Inc. ("KMI"), an indirect wholly owned subsidiary of KeyCorp. KMI serviced approximately $25 billion of residential mortgage loans. KeyCorp continues to service commercial mortgages, to originate residential mortgage loans through its banking franchise and to sell the rights to service residential mortgages through Key Mortgage Services, Inc., an indirect, subsequently formed subsidiary. A $72 million gain was realized on the KMI sale ($42 million after tax, $.17 per Common Share) and recorded as an extraordinary item.

ACQUISITION PENDING AS OF JUNE 30, 1996

In May 1996, KeyCorp entered into a definitive agreement to acquire Carleton, McCreary, Holmes & Co., a Cleveland-based investment-banking firm specializing in mergers and acquisitions and other financial advisory services for mid-sized and large corporate clients. The transaction, pending necessary regulatory approval, is expected to close during the third quarter and will be accounted for as a purchase.

3. SECURITIES AVAILABLE FOR SALE

Debt securities that KeyCorp has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($33 million as of June 30, 1996) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that KeyCorp has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of shareholders' equity.

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

At June 30, 1996, approximately $7.3 billion of securities were classified as available for sale and shareholders' equity was reduced by $70 million, representing the net unrealized loss on these securities, net of deferred tax benefit.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in millions):

                                                                             June 30, 1996
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------   ----------------
U.S. Treasury, agencies and corporations                    $1,222             $  3         $     7             $1,218
States and political subdivisions                               20               --              --                 20
Collateralized mortgage obligations                          2,419                1              46              2,374
Other mortgage-backed securities                             3,542               25              90              3,477
Other securities                                               160                2              --                162
                                                  -----------------  ---------------  --------------   ----------------
    Total                                                   $7,363              $31            $143             $7,251
                                                  =================  ===============  ==============   ================


                                                                           December 31, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------   ----------------
U.S. Treasury, agencies and corporations                    $1,176           $   26              --             $1,202
States and political subdivisions                               25                1              --                 26
Collateralized mortgage obligations                          2,767                8             $24              2,751
Other mortgage-backed securities                             3,850               72              --              3,900
Other securities                                               176                5              --                181
                                                  -----------------  ---------------  --------------   ----------------
    Total                                                   $7,994             $112             $46             $8,060
                                                  =================  ===============  ==============   ================

                                                                             June 30, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------   ----------------
U.S. Treasury, agencies and corporations                   $   462             $  5              --            $   467
States and political subdivisions                               29                1            $  3                 27
Other mortgage-backed securities                               885                8               9                884
Other securities                                                59               --              --                 59
                                                  -----------------  ---------------  --------------   ----------------
    Total                                                   $1,435              $14             $12             $1,437
                                                  =================  ===============  ==============   ================

4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities were as follows (in millions):

                                                                             June 30, 1996
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------   ----------------
States and political subdivisions                           $1,450              $36              $2             $1,484
Other securities                                               264               --              --                264
                                                  =================  ===============  ==============   ================
    Total                                                   $1,714              $36              $2             $1,748
                                                  =================  ===============  ==============   ================


                                                                           December 31, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------   ----------------
U.S. Treasury, agencies and corporations                 $       5               --              --          $       5
States and political subdivisions                            1,424              $51              $1              1,474
Other securities                                               259               --              --                259
                                                  =================  ===============  ==============   ================
    Total                                                   $1,688              $51              $1             $1,738
                                                  =================  ===============  ==============   ================


                                                                             June 30, 1995
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
                                                              Cost            Gains          Losses              Value
                                                  -----------------  ---------------  --------------   ----------------
U.S. Treasury, agencies and corporations                   $   551           $    6          $    2            $   555
States and political subdivisions                            1,428               50               2              1,476
Collateralized mortgage obligations                          3,613                3              61              3,555
Other mortgage-backed securities                             3,892               49              20              3,921
Other securities                                               435                3              15                423
                                                  =================  ===============  ==============   ================
    Total                                                   $9,919             $111            $100             $9,930
                                                  =================  ===============  ==============   ================


5. LOANS
Loans are summarized as follows (in millions):

                                                     June 30,       December 31,            June 30,
                                                         1996               1995                1995
                                              ----------------   ----------------   -----------------
Commercial, financial and agricultural                $11,956            $11,535             $11,340
Real estate-construction                                1,561              1,520               1,440
Real estate-commercial mortgage                         7,155              7,254               7,228
Real estate-residential mortgage                       10,994             12,177              13,522
Credit cards                                            1,720              1,564               1,381
Other consumer                                          8,943              8,553               8,508
Student loans held for sale                             2,314              2,081               2,175
Lease financing                                         3,068              2,887               2,430
Foreign                                                   115                121                  69
                                              ----------------   ----------------   -----------------
    Total                                             $47,826            $47,692             $48,093
                                              ================   ================   =================

Changes in the allowance for loan losses are summarized as follows (in millions):

                                                      Three months ended June 30,              Six months ended June 30,
                                             ---------------------------------------------------------------------------
                                                         1996               1995                1996               1995
                                             ----------------   ----------------   -----------------  -----------------
Balance at beginning of period                           $875               $867                $876               $830
   Charge-offs                                            (74)               (49)               (144)               (92)
   Recoveries                                              28                 28                  55                 54
                                             ----------------   ----------------   -----------------  -----------------
      Net charge-offs                                     (46)               (21)                (89)               (38)
   Provision for loan losses                               47                 21                  91                 39
   Allowance acquired/(sold), net                          (6)                --                  (8)                35
   Transfer from OREO allowance                            --                 --                  --                  1
                                             ----------------   ----------------   -----------------  -----------------
Balance at end of period                                 $870               $867                $870               $867
                                             ================   ================   =================  =================


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

Nonperforming assets were as follows (in millions):

                                                                  June 30,       December 31,           June 30,
                                                                      1996               1995               1995
                                                          -----------------   ----------------   ----------------
Impaired loans                                                        $175               $205               $192
Other nonaccrual loans                                                 150                125                118
Restructured loans                                                       1                  3                  1
                                                          -----------------   ----------------   ----------------
    Total nonperforming loans                                          326                333                311
Other real estate owned                                                 53                 56                 61
Allowance for OREO losses                                              (11)               (14)               (11)
                                                          -----------------   ----------------   ----------------
    Other real estate owned, net of allowance                           42                 42                 50
Other nonperforming assets                                               3                  4                  5
                                                          -----------------   ----------------   ----------------
    Total nonperforming assets                                        $371               $379               $366
                                                          =================   ================   ================

At June 30, 1996, the recorded investment in impaired loans was $175 million. Included in this amount is $77 million of impaired loans for which the specifically allocated allowance for loan losses is $23 million, and $98 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, $126 million of impaired loans had a specifically allocated allowance of $40 million and $79 million were carried at their estimated fair value. The decrease in impaired loans since the 1995 year end was due primarily to the sale of two commercial loans totaling $38 million. The average recorded investment in impaired loans for the second quarter of 1996 was $177 million, down from $183 million for the second quarter of last year.

7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows (dollars in millions):

                                                                         June 30,        December 31,             June 30,
                                                                             1996                1995                 1995
                                                                ------------------  ------------------   ------------------
Senior Medium-Term Notes due through 2005 1                               $   990             $   995              $   963
Subordinated Medium-Term Notes due through 2005 2                             183                 183                  165
  7.50%    Subordinated Notes due 2006                                        250                  --                   --
  6.75%    Subordinated Notes due 2006                                        200                  --                   --
  8.125%  Subordinated Notes due 2002                                         199                 198                  198
  8.00 %   Subordinated Notes due 2004                                        125                 125                  125
  8.40%    Subordinated Capital Notes due 1999                                 75                  75                   75
  8.404%  Notes due 1997 through 2001                                          49                  49                   49
  8.875%  Notes due 1996                                                       --                  75                   75
11.125%  Notes due 1995                                                        --                  --                   50
  8.255%  Notes due 1996                                                       --                  23                   23
All other long-term debt                                                       16                  --                   --
                                                                ------------------  ------------------   ------------------
    Total parent company                                                    2,087               1,723                1,723

Senior Medium-Term Bank Notes due through 1998 3                            1,380               1,399                1,399
  7.25%    Subordinated Notes due 2005                                        200                 200                  200
  7.85%    Subordinated Notes due 2002                                        200                 200                  200
  6.75%    Subordinated Notes due 2003                                        199                 199                  199
Federal Home Loan Bank Advances                                                93                 267                  283
Industrial revenue bonds                                                       10                  10                   10
All other long-term debt                                                        5                   5                    6
                                                                ------------------  ------------------   ------------------
     Total subsidiaries                                                     2,087               2,280                2,297
                                                                ------------------  ------------------   ------------------
          Total                                                            $4,174              $4,003               $4,020
                                                                ==================  ==================   ==================


1 The weighted average rate on the Senior Medium-Term Notes due through 2005 was 6.46%, 6.62% and 6.49% at June 30, 1996, December 31,1995, and June 30,
     1995, respectively.

2 The weighted average rate on the Subordinated Medium-Term Notes due through 2005 was 6.82%, 6.88% and 6.81% at June 30, 1996,December 31,
     1995, and June 30, 1995, respectively.

3 The weighted average rate on the Senior Medium-Term Notes due through 1998 was 6.60%, 6.71% and 6.80% at June 30, 1996, December 31,1995, and June 30,
     1995, respectively.

8. INCOME TAXES

The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1996 second quarter was 32.2% compared to 33.7% for the second quarter of 1995. For the first six months of 1996, the effective tax rate was 31.9% compared to 30.4% for the same period in 1995. The lower 1995 year-to-date effective tax rate as compared to 1996 was primarily attributable to the first quarter 1995 recognition of one-time tax benefits totaling $16 million related to acquisitions made in years prior to 1992.
The effective tax rate remains below the statutory Federal rate of 35% due primarily to the impact of continued investment in tax-advantaged assets
(such as corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

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

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

KeyCorp, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage their exposure to market risk effectively.
Market risk is the possibility that KeyCorp's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management or trading purposes, as discussed in the remainder of this note. In addition to the market risks inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that KeyCorp will incur a loss due to a counterparty's failure to perform its contractual obligations.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR LENDING-RELATED PURPOSES
The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein KeyCorp's maximum possible accounting loss equals the contractual amount of the instruments (in millions):

                                                           June 30,        December 31,          June 30,
Loan commitments:                                              1996                1995              1995
                                                   -----------------  ------------------  ----------------
     Credit card lines                                     $  7,698            $  6,996          $  5,784
     Home equity                                              4,184               3,982             3,663
     Commercial real estate and construction                  1,643               1,554             1,242
     Commercial and other                                    10,041               9,883             7,450
                                                   -----------------  ------------------  ----------------
          Total loan commitments                             23,566              22,415            18,139

Other commitments:
     Standby letters of credit                                1,236               1,108             1,042
     Commercial letters of credit                               205                 144               236
     Loans sold with recourse                                    32                  34                39
                                                   -----------------  ------------------  ----------------
          Total loan and other commitments                  $25,039             $23,701           $19,456
                                                   =================  ==================  ================


These instruments involve, to varying degrees, credit risk in excess of amounts recognized in KeyCorp's consolidated balance sheet. KeyCorp mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits and, when deemed necessary, securing collateral.

The banks' commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by KeyCorp. The creditworthiness of each customer is evaluated on a case-by-case basis. The estimated fair values of these commitments and the standby letters of credit discussed below are not material. KeyCorp does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit-worthiness of the banks' customers by assuring the customers' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest, and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES KeyCorp manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of its assets and liabilities. Primary among the financial instruments used by both KeyCorp and its affiliate banks are interest rate swap contracts. Interest rate swaps used for this purpose are designated as portfolio swaps.
The notional amount of the interest rate swap contracts represents an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. KeyCorp deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. Although KeyCorp is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of June 30, 1996, all counterparties were expected to meet their obligations. At June 30, 1996, KeyCorp had credit exposure of an aggregate $5 million to 6 counterparties, with the largest credit exposure to an individual counterparty amounting to $2 million.

Under conventional interest rate swap contracts, payments based on fixed or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At June 30, 1996, KeyCorp was party to $2.0 billion and $3.2 billion of indexed amortizing swaps that used a LIBOR (London Interbank Offered Rates) index and a CMT (Constant Maturity Treasuries) index, respectively, for the payment review date measurement.

The following table summarizes the notional amount, fair value, maturity and weighted average rate received and paid for the various types of portfolio interest rate swaps used by KeyCorp (in millions):


                                                              June 30, 1996                                  December 31, 1995
                                   --------------------------------------------------------------------   -------------------------
                                                                Maturity(1)  Weighted Average Rate
                                      Notional         Fair                ----------------------------       Notional        Fair
                                        Amount        Value      (years)     Receive           Pay            Amount         Value
                                    -----------  -----------  -----------  -------------   ------------    ----------   -----------
Receive fixed/pay variable--
     indexed amortizing               $  5,486        $ (57)           2.9            6.77%        5.54%     $ 6,200         $  70
Receive fixed/pay variable--
     conventional                        3,177          (39)           6.4            6.63         5.57        2,497           104
Pay fixed/receive variable--
     conventional                        1,839           (4)            .7            5.48         6.62        2,412           (21)
                                    -----------  -----------                                               ----------   -----------
         Total portfolio swaps         $10,502        $(100)           3.6            6.50%        5.74%     $11,109          $153
                                    ===========  ===========                                               ==========   ===========

1  Maturity is based upon expected average lives rather than contractual terms.

Based on the weighted average rates in effect at June 30, 1996, the spread on portfolio interest rate swaps, excluding the amortization of net deferred losses on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 76 basis points). The aggregate negative fair value of $(100) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized loss that would be recognized if the portfolio were to be liquidated at that date.

The following table summarizes the notional amounts, fair values and weighted average rates of portfolio swaps by interest rate management strategy (in millions):

                                                    June 30, 1996                           December 31, 1995
                                ------------------------------------------------------   ------------------------
                                                                Weighted Average Rate
                                   Notional          Fair   --------------------------     Notional        Fair
                                     Amount         Value      Receive          Pay         Amount        Value
                                 -----------  ------------  -----------      ---------   -----------  -----------
Convert variable rate loans
     to fixed                      $  7,053         $ (91)         6.69%          5.53%      $7,567         $113
Convert variable rate deposits
     and short-term borrowings
     to fixed                         1,659            (2)         5.47           6.66        2,275          (18)
Convert variable rate long-
     term debt to fixed                 180            (2)         5.58           6.29          137           (3)
Convert fixed rate long-term
     debt to variable                 1,610            (5)         6.85           5.66        1,130           61
                                 -----------  ------------                               -----------  -----------
     Total portfolio swaps          $10,502         $(100)         6.50%          5.74%      $11,109         $153
                                 ===========  ============                               ===========  ===========

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method over the projected remaining life of the related swap contract at its termination. Including the impact of both the spread on the swap portfolio and the amortization of the deferred gains and losses resulting from terminated swaps, portfolio interest rate swaps increased net interest income for the second quarter of 1996 by $19 million, and reduced net interest income by $3 million for the same period in 1995. During 1995, swaps with a notional amount of $1.4 billion were terminated, resulting in net deferred losses of $49 million. KeyCorp recognized $38 million of swap losses during the first quarter of 1995 in connection with the sale of the residential mortgage loan servicing business. These recognized losses, which were direct costs of disposing of the business, were included in the determination of the net gain from the sale. The losses included $15 million of the $49 million of deferred swap losses referred to above and $23 million of deferred swap losses recorded prior to 1995. During the first six months of 1996, swaps with a notional amount of $500 million were terminated, resulting in a deferred gain of $.3 million.

A summary of KeyCorp's deferred swap gains and (losses) at June 30, 1996, is as follows (dollars in millions):

                                                            Weighted Average
                                          Deferred                 Remaining
Asset/Liability Managed             Gains/(Losses)      Amortization (Years)
- ------------------------------  -------------------  ------------------------
Loans                                         $ (1)                      2.3
Debt                                            18                       6.8
                                -------------------
   Total                                       $17
                                ===================

KeyCorp also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specified prices. KeyCorp had caps and floors with a notional amount and fair value of $844 million and $2 million, respectively, at June 30, 1996. There were no futures contracts outstanding at the same date.

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

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at June 30, 1996, and on average for the six-month period then ended, is presented below (in millions). The positive fair values represent assets to KeyCorp and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet.

At June 30, 1996, credit exposure from financial instruments held or issued for trading purposes is limited to the aggregate fair value of each contract with a positive fair value, or $34 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis.
The affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $3 million and $6 million, respectively, for both the first six months of 1996 and 1995.

                                                         June 30, 1996              Six months ended June 30, 1996
                                              ---------------------------------------------------------------------
                                                Notional          Fair                   Average           Average
Interest rate contracts:                          Amount         Value           Notional Amount        Fair Value
                                               ----------   -----------   -----------------------  ----------------
    Trading swaps:
        Assets                                    $2,150           $23                    $1,857               $21
        Liabilities                                1,974            (7)                    1,815                (9)
    Caps and floors purchased                      1,659             2                     1,059                 2
    Caps and floors written                        1,752            (2)                    1,100                (2)

Foreign exchange forward contracts:1
    Assets                                           437            10                       558                14
    Liabilities                                      431           (10)                      562               (14)


1 Excludes the effect of foreign spot contracts.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT



SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP


We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("KeyCorp") as of June 30, 1996 and 1995, and the related consolidated statements of income for the three and six-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of KeyCorp's management.

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

Cleveland, Ohio
July 16, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of KeyCorp for the periods presented. It should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto, presented on pages 3 through 16.

During the first six months of 1996, a number of actions were taken in connection with the execution of KeyCorp's strategic plan. These actions reflect continuing efforts to reallocate resources to businesses with higher earnings potential and to focus on certain customer segments, while emphasizing technology to enhance service capability. Specifically, during the first quarter, KeyCorp launched its first small-business specialty center in Columbus, Ohio and experienced significant growth in telephone banking, as new loan volume generated by KeyCorp's 24-hour telebanking centers was nearly three times that produced in the first six months of 1995. The opening of the specialty center is part of an overall plan to transform the branch network into customized "KeyCenters" which target the needs of specific customer segments. Other first quarter actions included the formation of two new subsidiaries which provide specialized services, primarily to corporate and institutional customers. Key Global Finance, Ltd. provides sophisticated, asset-specific structured financing to large corporate clients, while Key Capital Markets, Inc. ("KCMI"), a brokerdealer registered with the National Association of Securities Dealers, Inc., provides foreign exchange, financial risk management and financial advisory services to its institutional clients in the public and private sector. KCMI also engages in certain underwriting and dealing activities authorized by the Federal Reserve Board. In May 1996, KeyCorp entered into a definitive agreement to acquire Carleton, McCreary, Holmes & Co., a Cleveland-based investment-banking firm specializing in mergers and acquisitions and other financial advisory services for midsized and larger corporate clients. The transaction is expected to close during the third quarter, pending necessary regulatory approvals. In June 1996, KeyCorp acquired Knight, a Boston-based company (doing business under the name "Knight College Resource Group") which specializes in providing education financing programs, and now operates as a wholly owned subsidiary of KeyBank USA, National Association. Also in June, KeyCorp completed the sale of SFF, its Florida savings association subsidiary, but continues to provide private banking services in Florida through its trust company located in Naples.

In addition to the above actions, during the first six months of 1996 management continued to take certain steps to manage KeyCorp's balance sheet in accordance with strategies developed in mid-1995 to improve returns to shareholders, improve liquidity and enhance capital flexibility. These steps included the sale of residential mortgage loans and student loans totaling $500 million and $143 million, respectively, the securitization and sale of $85 million of auto loans and the continued, planned runoff of lower yielding securities.

KeyCorp continued to manage its capital base proactively to optimize returns to shareholders. During the first six months of 1996, 5,046,000 KeyCorp Common Shares were repurchased as part of the 12,000,000 Common Shares repurchase program authorized by the KeyCorp Board of Directors in January 1996. The repurchase of these shares reflected, in large part, the additional capital flexibility achieved through loan sales and securitizations completed during 1995 and in the first six months of 1996.
In addition, on June 30, 1996, KeyCorp redeemed its 10% Cumulative Preferred Stock in accordance with approval received earlier in the year from the Board of Directors.

In January, the merger of KeyCorp's Indiana and Michigan affiliate banks was completed as the first step in the plans to combine the affiliate banks in the Great Lakes Region. The final stage of the Great Lakes reorganization was completed in June as the Indiana/Michigan bank was merged with and into Society National Bank, KeyCorp's principal bank subsidiary located in Ohio. The resulting bank was named KeyBank National Association.

The above items are discussed in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements referred to above.

PERFORMANCE OVERVIEW

Figure 1 presents the primary income and expense components for the first six months of 1996 and 1995 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting KeyCorp's financial performance for each of the last five quarters and the year-to-date periods ended June 30, 1996 and 1995. The items referred to in this performance overview and in Figures 1 and 2 are more fully described in the following discussion or in the notes to the unaudited consolidated interim financial statements presented on pages 7 through 16.

FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE

                                                       Six Months ended June 30,               Change
                                                 -----------------------------------   -------------------------
                                                          1996               1995         Amount      Percent
                                                 ----------------   ----------------   ------------  -----------
Interest income                                            $10.64             $10.70          $(.06)        (.6)%
Interest expense                                             4.82               5.19           (.37)       (7.1)
                                                 ----------------   ----------------   ------------
Net interest income                                          5.82               5.51            .31         5.6
Provision for loan losses                                     .39                .16            .23       143.8
                                                 ----------------   ----------------   ------------
Net interest income after provision for
    loan losses                                              5.43               5.35            .08         1.5
Noninterest income                                           2.21               1.66            .55        33.1
Noninterest expense                                          4.95               4.75            .20         4.2
                                                 ----------------   ----------------   ------------
Income before income taxes and
  extraordinary item                                         2.69               2.26            .43        19.0
Income taxes                                                  .86                .69            .17        24.6
Preferred dividends                                           .03                .03            --           --
                                                 ----------------   ----------------   ------------
Earnings per Common Share
    before extraordinary item                                1.80               1.54            .26        16.9
Extraordinary net gain from sales of
  subsidiaries, net of income taxes                         --                   .15           (.15)     (100.0)
                                                 ----------------   ----------------   ------------
Earnings per Common Share                                 $  1.80            $  1.69          $ .11         6.5%
                                                 ================   ================   ============


Net income for the second quarter of 1996 totaled $217 million, or $.92 per Common Share. This compared with $199 million, or $.83 per Common Share, for the second quarter of 1995. On an annualized basis, the return on average common equity for the second quarter of 1996 was 17.15%, up from 16.86% for the same period last year. The annualized returns on average total assets for the second quarters of 1996 and 1995 were 1.35% and 1.19%, respectively.
Primary factors affecting the comparative earnings were a $12 million increase in taxable-equivalent net interest income and a $41 million increase in noninterest income. These factors were partially offset by a $26 million increase in the provision for loan losses and a $11 million increase in noninterest expense. The efficiency ratio, which measures the extent to which recurring revenues are used to pay operating expenses, improved to 60.50% for the second quarter of 1996 from 61.22% and 63.05% for the first quarter of 1996 and the second quarter of 1995, respectively.

Net income for the first half of 1996 totaled $425 million, or $1.80 per Common Share, up from $409 million, or $1.69 per Common Share, for the same period last year. On an annualized basis, the return on average common equity for the first six months of 1996 was 16.78% compared with 17.55% for the first six months of 1995. The annualized returns on average total assets for the first six months of 1996 and 1995 were 1.32% and 1.24%, respectively.

Included in 1995 year-to-date results was the effect of several significant nonrecurring items recorded during the first quarter. An extraordinary net gain of $61 million ($36 million after tax, $.15 per Common Share) was recorded in connection with the sales of certain subsidiaries. This net gain included a gain of $72 million ($42 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing business and a loss of $11 million ($6 million after tax, $.02 per Common Share) incurred in connection with the sale of Schaenen Wood & Associates, Inc., an asset management subsidiary. Efforts to reconfigure the balance sheet in order to reduce exposure to changes in interest rates resulted in net losses of $49 million ($31 million after tax, $.13 per Common Share) from the sales of securities. In addition, KeyCorp recorded a one-time tax benefit of $16 million, or $.07 per Common Share, which related to acquisitions completed in prior years. In the aggregate, these nonrecurring items increased 1995 year-to-date earnings by $21 million, or $.09 per Common Share.

Excluding the impact of the 1995 nonrecurring items, earnings for the first half of 1996 were up $37 million, or 10%, from the first half of 1995. Affecting the comparative results were a $36 million increase in taxable-equivalent net interest income and a $70 million increase in noninterest income. These positive factors were partially offset by increases in the provision for loan losses and noninterest expense of $52 million and $20 million, respectively. The efficiency ratio improved to 60.86% for the first half of 1996 from 63.58% for the first six months of 1995.

     Figure 2. Selected Quarterly Financial Data

                                                                        1996                                       1995
                                                         ----------------------------------    -----------------------------------
dollars in millions, except per share amounts                 SECOND       First               Fourth          Third        Second
- ----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                              $1,234          $1,236           $1,278          $1,299        $1,299
Interest expense                                                552             567              618             633           632
Net interest income                                             682             669              660             666           667
Provision for loan losses                                        47              44               34              27            21
Noninterest income                                              264             249              304             235           223
Noninterest expense                                             579             570              622             561           568
Income before income taxes and extraordinary item               320             304              308             313           301
Income before extraordinary item                                217             208              207             209           199
Net income                                                      217             208              207             209           199
Net income applicable to Common Shares                          213             204              203             205           195
- -----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before extraordinary item                           $    .92        $    .88         $    .86        $    .90      $    .83
Net income                                                      .92             .88              .86             .90           .83
Cash dividends                                                  .38             .38              .36             .36           .36
Book value at period-end                                      21.63           21.43            21.36           20.74         19.71
Market price:
     High                                                     40.25           39.13            37.25           35.13         32.13
     Low                                                      36.75           33.38            33.25           30.38         26.00
     Close                                                    38.75           38.63            36.25           34.25         31.38
Weighted average Common Shares (000)                        231,341         233,100          235,753         228,187       235,329
- -----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD-END
Loans                                                       $47,826         $48,161          $47,692         $48,410       $48,093
Earning assets                                               57,404          57,941           58,762          60,847        60,946
Total assets                                                 64,764          65,052           66,339          67,967        67,481
Deposits                                                     44,417          45,401           47,282          47,905        48,672
Long-term debt                                                4,174           4,266            4,003           4,048         4,020
Common shareholders' equity                                   4,996           4,964            4,993           4,923         4,514
Total shareholders' equity                                    4,996           5,124            5,153           5,083         4,674
- -----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                 1.35%           1.28%            1.23%           1.25%         1.19%
Return on average common equity                               17.15           16.42            16.31           18.07         16.86
Return on average total equity                                16.93           16.22            16.11           17.79         16.63
Efficiency1                                                   60.50           61.22            63.67           61.27         63.05
Overhead2                                                     45.53           47.07            47.36           47.89         51.10
Net interest margin (TE)                                       4.80            4.70             4.53            4.50          4.49
- -----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD-END
Equity to assets                                               7.71%           7.88%            7.77%           7.48%         6.93%
Tangible equity to tangible assets                             6.27            6.38             6.25            5.98          5.75
Tier I risk-adjusted capital                                   7.60            7.71             7.53            7.55          7.45
Total risk-adjusted capital                                   11.72           11.45            10.85           10.84         10.82
Leverage                                                       6.43            6.43             6.20            6.19          5.88
- -----------------------------------------------------------------------------------------------------------------------------------


     Figure 2. Selected Quarterly Financial Data

                                                               Six months ended June 30,
                                                         ---------------------------------
dollars in millions, except per share amounts                     1996         1995
- ------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                 $2,470       $2,544
Interest expense                                                 1,119        1,234
Net interest income                                              1,351        1,310
Provision for loan losses                                           91           39
Noninterest income                                                 513          394
Noninterest expense                                              1,149        1,129
Income before income taxes and extraordinary item                  624          536
Income before extraordinary item                                   425          373
Net income                                                         425          409
Net income applicable to Common Shares                             417          401
- -------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before extraordinary item                             $    1.80    $    1.54
Net income                                                        1.80         1.69
Cash dividends                                                     .76          .72
Book value at period-end                                         21.63        19.71
Market price:
     High                                                        40.25        32.13
     Low                                                         33.38        24.50
     Close                                                       38.75        31.38
Weighted average Common Shares (000)                           232,220      237,651
- -------------------------------------------------------------------------------------------
AT PERIOD-END
Loans                                                          $47,826      $48,093
Earning assets                                                  57,404       60,946
Total assets                                                    64,764       67,481
Deposits                                                        44,417       48,672
Long-term debt                                                   4,174        4,020
Common shareholders' equity                                      4,996        4,514
Total shareholders' equity                                       4,996        4,674
- -------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                    1.32%        1.24%
Return on average common equity                                  16.78        17.55
Return on average total equity                                   16.58        17.30
Efficiency1                                                      60.86        63.58
Overhead2                                                        46.29        51.72
Net interest margin (TE)                                          4.75         4.44
- -------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD-END
Equity to assets                                                  7.71%        6.93%
Tangible equity to tangible assets                                6.27         5.75
Tier I risk-adjusted capital                                      7.60         7.45
Total risk-adjusted capital                                      11.72        10.82
Leverage                                                          6.43         5.88
- -------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by KeyCorp in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

1 Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

2 Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

TE = Taxable Equivalent


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for KeyCorp. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interestbearing liabilities (both on and off-balance sheet), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. The information presented in Figure 4 provides a summary of the effect on net interest income of changes in yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year.
A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 32.

For the second quarter of 1996 net interest income was $694 million, up $12 million, or 2%, from the same period last year. This increase resulted from a net interest margin which rose by 31 basis points to 4.80% and more than offset the impact of a planned decrease of $2.9 billion, or 5%, in average earning assets. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The increase in the net interest margin as compared to the year ago quarter reflected the origination of new loans with wider interest rate spreads as well as the impact of continued actions taken to reconfigure the balance sheet. Primary among these actions were loan securitizations and sales which were completed since the second quarter of last year and fourth quarter 1995 securities sales. These actions are more fully described in the following Asset and Liability Management section. Other factors which contributed to the improved margin were the completion of the amortization of deferred losses resulting from the 1994/1995 swap terminations related to the balance sheet reconfiguration, the investment of funds from maturing securities into higher
- -yielding loans and the replacement of maturing bank notes and pay fixed swaps with similar instruments having lower interest rates during the fourth quarter of last year. Swap terminations are discussed in greater detail in
Note 10, Financial Instruments with Off Balance Sheet Risk, beginning on page
13. The net interest margin continued to rise in the second quarter of 1996 and was 10 basis points higher than the prior quarter.

Average earning assets for the second quarter totaled $57.9 billion, which was $2.9 billion, or 5%, lower than the second quarter 1995 level. This decrease was due primarily to a $2.5 billion, or 21%, decline in securities (including both investment securities and securities available for sale) and a $236 million, or 32%, decline in short-term investments. Average earning assets comprised 90% of average total assets during the second quarter of 1996 and 91% during the second quarter of 1995.

KeyCorp uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $10.5 billion at June 30, 1996, from $11.1 billion at year-end 1995. For the second quarter of 1996, interest rate swaps contributed $19 million and 13 basis points to net interest income and the net interest margin, respectively, including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps. During the same period in 1995, interest rate swaps reduced net interest income by $3 million and the net interest margin by 2 basis points. The manner in which interest rate swaps are used in KeyCorp's overall program of asset and liability management is described in the following Asset and Liability Management section.

FIGURE 3. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                           SECOND QUARTER 1996                          First Quarter 1996
                                                 -------------------------------------      ----------------------------------------
                                                   AVERAGE                      YIELD/        Average                     Yield/
dollars in millions                                BALANCE        INTEREST       RATE         Balance     Interest         Rate
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans: 1,2
  Commercial, financial and agricultural           $12,134         S 271          8.98   %    $11,578       $ 256           8.89   %
  Real estate                                       20,155           449          8.96         20,734         459           8.90
  Consumer                                          10,490           264         10.12         10,227         263          10.34
  Student loans held for sale                        2,343            48          8.24          2,257          46           8.20
  Lease financing                                    2,971            49          6.63          2,895          48           6.67
  Foreign                                               99             2          7.93            109           2           7.38
- ------------------------------------------------------------------------------------------------------------------------------------

     Total loans                                    48,192         1,083          9.04         47,800       1,074           9.04
Mortgage loans held for sale                           100             2          8.04            352           6           6.86
Taxable investment securities                          259             3          5.64            267           4           6.03
Tax-exempt investment securities1                    1,414            28          7.96          1,418          29           8.23
- ------------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                     1,673            31          7.45          1,685          33           7.88
Securities available for sale 1,3                    7,410           124          6.73          7,864         129           6.60
Interest-bearing deposits with banks                    28            --          2.70             32          --           2.89
Federal funds sold and securities
  purchased under resale agreements                    418             5          5.08            448           7           5.39
Trading account assets                                  45             1          5.25             27          --           5.30
- ------------------------------------------------------------------------------------------------------------------------------------
     Total short-term investments                      491             6          4.96            507           7           5.35
- ------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                           57,866         1,246          8.66         58,208       1,249           8.63
Allowance for loan losses                             (877)                                      (875)
Other assets                                         7,634                                      7,778
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   $64,623                                    $65,111
                                                 =========                                  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                     $ 10,273            76          2.98        $ 8,725          71           3.27
Savings deposits                                     5,832            37          2.55          6,018          39           2.61
NOW accounts                                         2,348            12          2.06          3,984          18           1.82
Certificates of deposit ($100,000 or more)           3,267            49          6.03          3,661          54           5.93
Other time deposits                                 13,849           178          5.17         14,215         190           5.38
Deposits in foreign offices                          1,154            15          5.23            848          12           5.69
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                36,723           367          4.02         37,451         384           4.12
Federal funds purchased and securities
  sold under repurchase agreements                   5,899            74          5.05          5,691          72           5.09
Other short-term borrowings                          2,922            44          6.06          2,950          45           6.14
Long-term debt 4                                     4,152            67          6.60          4,102          66           6.59
- ------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             49,696           552          4.47         50,194         567           4.54
Noninterest-bearing deposits                         8,202                                      8,208
Other liabilities                                    1,571                                      1,551
Preferred stock                                        158                                        160
Common shareholders' equity                          4,996                                      4,998
- ------------------------------------------------------------------------------------------------------------------------------------
                                                   $64,623                                    $65,111
Interest rate spread                             =========                        4.19      =========                        4.09
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
  interest margin (TE)                                             $ 694          4.80 %                    $ 682            4.70 %
                                                                ========       =======                   ========         =======
Taxable-equivalent adjustment 1                                      $12                                      $13
- ------------------------------------------------------------------------------------------------------------------------------------

1 Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

2 For purposes of these computations, nonaccrual loans are included in the average loan balances.

3 Yield is calculated on the basis of amortized cost.

4 Rate calculation excludes ESOP debt.

TE = Taxable Equivalent



         Fourth Quarter 1995                            Third Quarter 1995                             Second Quarter 1995
- -----------------------------------         ----------------------------------------          -----------------------------------
  Average                   Yield/          Average                         Yield/            Average                      Yield/
  Balance   Interest        Rate            Balance        Interest          Rate             Balance      Interest         Rate
- -----------------------------------------------------------------------------------------------------------------------------------
  $11,455        253        8.75   %        $11,391          $ 268          9.33   %         $11,350          $ 270        9.52   %
   21,542        489        9.01             22,166            495          8.86              22,519            497        8.85
    9,992        259       10.30              9,720            248         10.14               9,886            244        9.91
    1,848         40        8.48              2,355             51          8.56               2,156             50        9.24
    2,715         48        6.99              2,490             43          6.95               2,340             39        6.71
       88          1        6.40                 74              1          5.06                  54              1        7.63
- -----------------------------------------------------------------------------------------------------------------------------------
   47,640      1,090        9.08             48,196          1,106          9.11              48,305          1,101        9.14
      398          7        6.97                168              4          8.75                 195              4        8.02
    5,736         95        6.58              8,275            139          6.68               8,579            142        6.66
    1,275         27        8.49              1,532             32          8.29               1,559             33        8.54
- -----------------------------------------------------------------------------------------------------------------------------------
    7,011        122        6.93              9,807            171          6.93              10,138            175        6.95
    3,890         64        6.53              1,457             23          6.15               1,424             23        6.02
       53          1        4.37                 41             --          4.06                  46              1        4.32

      417          6        5.89                481              7          5.83                 526              8        6.04
       70          1        5.60                144              2          5.75                 155              2        6.08
- -----------------------------------------------------------------------------------------------------------------------------------
      540          8        5.71                666              9          5.71                 727             11        5.94
- -----------------------------------------------------------------------------------------------------------------------------------
   59,479      1,291        8.62             60,294          1,313          8.63              60,789          1,314        8.66
     (879)                                     (870)                                            (869)
    7,943                                     7,192                                            7,030
- -----------------------------------------------------------------------------------------------------------------------------------
  $66,543                                   $66,616                                          $66,950
=========                                 =========                                        =========

  $ 7,285         66        3.59            $ 7,154              66         3.67             $ 7,058             66        3.74
    6,201         41        2.65              6,289              42         2.65               6,594             44        2.66
    5,389         27        2.00              5,408              27         2.00               5,478             28        2.06
    3,735         58        6.14              4,070              58         5.69               3,508             57        6.50
   14,623        203        5.50             14,496             206         5.63              14,948            195        5.24
    1,048         23        8.53              1,867              35         7.42               2,520             50        7.88
- -----------------------------------------------------------------------------------------------------------------------------------
   38,281        418        4.33             39,284             434         4.39              40,106            440        4.39

    6,269         87        5.48              5,672              79         5.55               5,037             72        5.75
    3,089         46        5.92              3,375              52         6.00               3,686             56        6.16
    4,042         67        6.58              4,046              68         6.83               3,875             64        6.77
- -----------------------------------------------------------------------------------------------------------------------------------
   51,681        618        4.74             52,377             633         4.80              52,704            632        4.82
    8,392                                     8,157                                            8,007
    1,379                                     1,407                                            1,441
      160                                       160                                              160
    4,931                                     4,515                                            4,638
- -----------------------------------------------------------------------------------------------------------------------------------
  $66,543                                   $66,616                                          $66,950
=========                   3.88          =========                         3.83           =========                       3.84
- -----------------------------------------------------------------------------------------------------------------------------------

               $ 673        4.53 %                            $ 680         4.50 %                            $ 682        4.49 %
              ======     =======                             ======       ======                             ======      ======
                 $13                                            $14                                             $15
- -----------------------------------------------------------------------------------------------------------------------------------


FIGURE 4. COMPONENTS OF NET INTEREST INCOME CHANGES in millions

                                  From Three Months Ended June 30, 1995     From Six Months Ended June 30, 1995
                                   To Three Months Ended June 30, 1996       To Six Months Ended June 30, 1996
                                  --------------------------------------    -----------------------------------
                                           Average      Yeild/     Net          Average      Yeild/       Net
                                           Volume        Rate   Change          Volume        Rate     Change
                                  --------------------------------------    -----------------------------------
INTEREST INCOME
Loans                                         $  14      $(32)     $ (18)     $  18          $  6       $ 24
Mortgage loans for sale                          (2)      --          (2)      --             --        --
Taxable investment securities                  (106)      (33)      (139)      (232)          (48)      (280)
Tax-exempt investment securities                 (3)       (2)        (5)        (6)           (3)        (9)
Securities available for sale                    98         3        101        203           --         203
Short-term investments                           (6)        1         (5)       (13)           (4)       (17)
                                              -----      ----      -----      -----          ----      -----
   Total interest income (TE)                    (5)      (63)       (68)       (30)          (49)       (79)

INTEREST EXPENSE
Money market deposit accounts                    22       (12)        10         39           (20)        19
Savings deposits                                 (2)       (5)        (7)       (10)           (5)       (15)
NOW accounts                                    (16)       --        (16)       (22)           (4)       (26)
Certificates of deposit ($100,000 or more)       (3)       (5)        (8)        (1)           (2)        (3)
Other time deposits                              (7)      (10)       (17)        (9)            3         (6)
Deposits in foreign offices                     (25)      (10)       (35)       (55)          (16)       (71)
                                              -----      ----      -----      -----          ----      -----
   Total interenst-bearing deposits             (31)      (42)       (73)       (58)          (44)      (102)
Federal funds purchased and securities
   sold under repurchase agreements               8        (6)         2         14           (17)        (3)
Other short-term borrowings                      (9)       (3)       (12)       (17)           --        (17)
Long-term debt                                    7        (4)         3         12            (5)         7
                                              -----      ----      -----      -----          ----      -----
   Total interest expense                       (25)      (55)       (80)       (49)          (66)      (115)
                                              -----      ----      -----      -----          ----      -----
   Net interest income (TE)                   $  20      $ (8)     $  12      $  19          $ 17      $  36
                                              =====      ====      =====      =====          ====      =====


The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent


ASSET AND LIABILITY MANAGEMENT

Asset/Liability Management Committees
KeyCorp manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee, and strategies formulated and implemented by the Asset/Liability Strategy Committee (collectively, "ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of KeyCorp, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions and liquidity profiles of KeyCorp and each of its affiliate banks. Both asset/liability management committees meet at least monthly.

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure.
For example, estimates of future cash flows must be made for instruments without contractual repayment schedules. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next 12 month period should not result in more than a 2% impact on net interest income from what net interest income would have been if interest rates did not change. KeyCorp remains well within these guidelines.

Recent Management Actions
During the latter half of 1995, a number of actions were taken in connection with the execution of asset/liability management strategies designed to improve liquidity, reduce longer-term interest rate exposure and enhance capital management flexibility. These actions included KeyCorp's first securitization and sale of auto loans (in the amount of $299 million), the sale of approximately $1.0 billion of residential mortgage loans, the reclassification of approximately $8.0 billion of securities from the investment securities to the securities available-for-sale portfolio in connection with a one-time opportunity provided by the FASB (discussed in greater detail in Note 3, Securities Available for Sale, beginning on page
8), the sale of $1.3 billion of securities and the execution of $1.0 billion of indexed amortizing receive fixed swaps and $1.0 billion of pay fixed swaps. During the same period, KeyCorp repurchased 5.8 million of its Common Shares. In the first half of 1996, KeyCorp sold residential mortgage loans and student loans totaling $500 million and $143 million, respectively, securitized and sold an additional $85 million of auto loans and repurchased 5,046,000 Common Shares. Management will continue to evaluate strategies to securitize and/or sell loans, taking into account the strategies' impacts on liquidity, capital and earnings.

Interest Rate Swap Contracts
KeyCorp's core lending and deposit-gathering businesses tend to generate significantly more fixed-rate deposits than fixed-rate interest-earning assets. Left unaddressed, this tendency results in an asset-sensitive position and would place KeyCorp's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. In addition to KeyCorp's securities portfolio, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified onbalance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decision to use portfolio interest rate swaps versus onbalance sheet securities to manage interest rate risk has depended on various factors, including funding costs, liquidity and capital requirements. As summarized in Figure 5, KeyCorp's portfolio swaps totaled $10.5 billion at June 30, 1996, and consisted principally of contracts wherein KeyCorp receives a fixed rate of interest while paying a variable rate.

FIGURE 5. INTEREST RATE SWAP PORTFOLIO
dollars in millions


                                                             JUNE 30, 1996                                   December 31, 1995
                                 -------------------------------------------------------------------    --------------------------
                                     NOTIONAL          FAIR     MATURITY1     WEIGHTED AVERAGE RATE
                                                                              ---------------------       Notional         Fair
                                      AMOUNT           VALUE     (YEARS)       RECEIVE         PAY          Amount        Value
                                 ------------------------------------------------------------------     --------------------------
Receive fixed/pay variable -
   indexed amortizing            $         5,486   $       (57)     2.9           6.77%        5.54%       $ 6,200           $ 70
Receive fixed/pay variable -
   conventional                            3,177           (39)     6.4           6.63         5.57          2,497            104
Pay fixed/receive variable -
   conventional                            1,839            (4)      .7           5.48         6.62          2,412            (21)
                                 ----------------  ------------                                       -------------  -------------
   Total portfolio swaps                  10,502          (100)     3.6           6.50         5.74         11,109            153
Customer swaps                             4,124            16      4.6           6.27         6.24          2,844             11
                                 ----------------  ------------                                       -------------  -------------
   Total interest rate swaps     $        14,626   $       (84)     3.8           6.44%        5.88%       $13,953           $164
                                 ================  ============                                       =============  =============


1  Maturity is based upon expected average lives rather than contractual terms.

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

In addition to portfolio swaps, KeyCorp has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Adjustments to the fair values of such swaps are included in other income on the income statement. The $4.1 billion notional amount of customer swaps presented in Figure 5 includes $2.1 billion of interest rate swaps that receive a fixed rate and pay a variable rate and $2.0 billion of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $14.6 billion at June 30, 1996, $14.0 billion at December 31, 1995, and $11.5 billion at June 30, 1995. The weighted average rates presented in Figure 5 are those in effect at June 30, 1996. Portfolio interest rate swaps increased net interest income and the net interest margin by $19 million and by 13 basis points, respectively, during the second quarter of 1996. These increases reflected the impact of a positive spread on the second quarter
1996 swap portfolio, which more than offset the amortization of deferred losses from swaps terminated in prior periods. As of June 30, 1996, the spread on portfolio interest rate swaps, which excludes the amortization of net deferred swap losses, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 76 basis points). The portfolio had an aggregate negative fair value of $(100) million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate interest rates using the applicable forward yield curve. As shown in Figure 5, the estimated fair value of KeyCorp's total interest rate swap portfolio decreased during the first half of 1996 from a fair value of $164 million at December 31, 1995. The decline in fair value over the past six months reflected the financial markets' expectations, as measured by the forward yield curve, for a future increase in interest rates. In addition, during 1995, swaps with an aggregate notional amount of $1.4 billion were terminated prior to their maturities, resulting in net deferred losses of $49 million. Swaps with a notional amount of $500 million were also terminated during the first quarter of 1996, resulting in a deferred gain of $.3 million. Such gains and losses are amortized, generally, over the projected remaining life of the related swap contract at its termination. A summary of KeyCorp's deferred swap gains and losses at June 30, 1996, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13. Each swap termination was in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is integrated strategically with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the six-month period ended June 30, 1996, are summarized in Figure 6.

FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE SIX MONTHS ENDED JUNE 30, 1996 in millions

                                      Receive Fixed
                              ----------------------------                        Total
                                   Indexed                       Pay Fixed-   Portfolio
                                Amortizing    Conventional     Conventional       Swaps
                              ------------    ------------     ------------   ---------
Balance at beginning of year      $ 6,200        $ 2,497            $ 2,412     $ 11,109
    Additions                        --              781                102          883
    Maturities                       --             (101)              (175)        (276)
    Terminations                     --              --                (500)        (500)
    Amortization                     (714)           --                  --         (714)
                              -----------     ----------       ------------   ----------
Balance at end of period          $ 5,486        $ 3,177            $ 1,839     $ 10,502
                              ===========     ==========       ============   ==========



A summary of the notional and fair values of portfolio swaps by interest rate management strategy at June 30, 1996, is presented in Figure 7. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

FIGURE 7. PORTFOLIO SWAPS BY INTEREST RATE MANAGEMENT STRATEGY in millions

                                      JUNE 30, 1996           December 31, 1995         June 30, 1995
                                   --------------------      -------------------   -------------------------
                                    NOTIONAL      FAIR       Notional      Fair      Notional      Fair
                                     AMOUNT       VALUE       Amount       Value        Amount     Value
                                   ---------      -----      --------      -----   -----------     ---------
Convert variable rate loans
     to fixed                        $ 7,053      $ (91)      $ 7,567      $ 113       $5,531      $(30)
Convert variable rate deposits
     and short-term borrowings
     to fixed                          1,659         (2)        2,275        (18)       2,487       (33)
Convert variable rate long-term
     debt to fixed                       180         (2)          137         (3)          --         --
Convert fixed rate long-term
     debt to variable                  1,610         (5)        1,130         61        1,616        42
                                     -------      -----       -------      -----       ------      ----
     Total portfolio swaps           $10,502      $(100)      $11,109      $ 153       $9,634      $(21)
                                     =======      =====       =======      =====       ======      ====



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

At June 30, 1996, KeyCorp had 17 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, KeyCorp had an aggregate credit exposure of $5 million to 6.0, with the largest credit exposure to an individual counterparty amounting to $2 million. Although KeyCorp is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of June 30, 1996, all counterparties were expected to meet their obligations. The expected average maturities of the portfolio swaps at June 30, 1996, are summarized in Figure 8.

FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT JUNE 30, 1996 in millions

                                         Receive Fixed
                                   ------------------------                      Total
                                       Indexed                   Pay Fixed-  Portfolio
                                    Amortizing   Conventional   Conventional     Swaps
                                  ------------   ------------   ------------ ---------
Due in one year or less               $   88        $  202        $1,737       $ 2,027
Due after one through five years       4,984           345           100         5,429
Due after five through ten years         414         2,630             2         3,046
                                      ------        ------       -------       -------
    Total portfolio swaps             $5,486        $3,177        $1,839       $10,502
                                      ======        ======        ======       =======

NONINTEREST INCOME
As shown in Figure 9, noninterest income totaled $264 million for the second quarter of 1996, up $41 million, or 18%, from the same period last year. The improvement in noninterest income reflected growth in all major fee-based revenues, with the exception of mortgage banking income, and included the impact of the AFG acquisition completed in September 1995. The largest increases from the prior year came from loan securitization income ($14 million), credit card fees ($4 million), service charges on deposit accounts ($2 million), trust and asset management income ($2 million) and miscellaneous other income ($21 million). As shown in Figure 10, loan securitization income in the second quarter was evenly split between servicing fees and gains from the securitization and sale of loans. Credit card fees rose in response to both the establishment of new business relationships and a higher volume of transactions. The repricing of fees by certain affiliate banks, the introduction of certain services to new markets in 1995 and enhanced collection efforts were the primary factors contributing to the growth in service charges on deposit accounts. The increase in trust and asset management income resulted from continued strong performance of both the stock and bond markets, new business and an array of new products. These positive factors were partially offset, however, by the impact of the December 1995 sale of KeyCorp's bond servicing business. Additional detail pertaining to the composition of the trust and asset management income component is presented in Figure 11. Miscellaneous other income rose from the prior year due principally to an $8 million increase in income from corporate owned life insurance and an $8 million gain from the June 1996 sale of SFF.
The SFF transaction as well as the AFG acquisition referred to above are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

Noninterest income totaled $513 million for the first half of 1996, up $119 million, or 30%, from the comparable 1995 period. Included in first half
1995 results were net securities losses of $49 million recorded in the first quarter in connection with efforts to reconfigure the balance sheet in order to reduce interest rate risk. Excluding these and all other securities transactions for comparative purposes, noninterest income was up $76 million, or 17%, from the first six months of 1995 and reflected the impact of five acquisitions completed during 1995. As shown in Figure 9, the growth from the prior year came principally from higher levels of loan securitization income ($21 million), service charges on deposit accounts ($8 million), trust and asset management income ($7 million), credit card fees ($7 million), insurance and brokerage income ($7 million) and miscellaneous other income ($34 million). Included in the increase in miscellaneous other income was a $16 million increase in income from corporate owned life insurance and the $8 million gain from the sale of SFF referred to previously. The positive effect of the above items was partially offset by an $11 million decrease in mortgage banking income, resulting from the March 1995 sale of the residential mortgage loan servicing business. This transaction as well as the acquisitions referred to above are more fully disclosed in Note 2, referred to above.


FIGURE 9. NONINTEREST INCOME
(dollars in millions)

                                                                               Six Months ended
                              Three Months ended June 30        Change             June 30,               Change
                              --------------------------  ------------------  -----------------    ---------------------
                                      1996       1995     Amount     Percent   1996      1995        Amount      Percent
                              ---------------  ---------  -------    -------  -----   ---------    ---------   ---------
Service charges on deposit accounts     $ 72     $ 70     $  2          2.9%   $144       $ 136      $   8          5.9%
Trust and asset management income         61       59        2          3.4     119         112          7          6.3
Loan securitization income                14      --        14          N/M      27           6         21        350.0
Credit card fees                          24       20        4         20.0      44          37          7         18.9
Insurance and brokerage income            16       15        1          6.7      34          27          7         25.9
Mortgage banking income                    6        7       (1)       (14.3)     14          25        (11)       (44.0)
Net securities gains (losses)              1        3       (2)       (66.7)      1         (42)        43          N/M
Other income:
   Letter of credit fees                   3        4       (1)       (25.0)      7           9         (2)       (22.2)
   Venture capital gains                   2        1        1        100.0       9           4          5        125.0
   Miscellaneous                          65       44       21         47.7     114          80         34         42.5
                                        ----     ----     ----                 ----       -----      -----
     Total other income                   70       49       21         42.9     130          93         37         39.8
                                        ----     ----     ----                 ----       -----      -----
     Total noninterest income           $264     $223     $ 41         18.4%   $513       $ 394      $ 119         30.2%
                                        ====     ====     ====                 ====       =====      =====

N/M = Not Meaningful

FIGURE 10. LOAN SECURITIZATIONS
dollars in millions

                                               Three Months ended June 30,       Six Months ended June 30,
                                          ----------------------------------------------------------------
                                                    1996              1995            1996            1995
                                          ---------------   ---------------    ------------    ------------
Servicing fees                                      $  7                --             $15              --
Gains on sales of securitized loans                    7                --              11              $6
Miscellaneous income                                  --                --               1              --
                                          ---------------   ---------------    ------------    ------------
     Total loan securitization income                $14                --             $27              $6
                                          ===============   ===============    ============    ============

- -----------------------------------------------------------------------------------------------------------

AT JUNE 30,
Student loans securitized                         $1,481              $953
Auto loans securitized                               378                --
                                          ---------------   --------------
     Total securitized loans serviced             $1,859              $953
                                          ===============   ==============


FIGURE 11. TRUST AND ASSET MANAGEMENT
dollars in millions


                                       Three months ended                                Six months ended
                                            June 30,                  Change                  June 30,                Change
                                   -------------------------  ---------------------    ---------------------   ---------------------
                                       1996          1995      Amount    Percent         1996        1995      Amount      Percent
                                  -----------    ----------  ----------  ---------    ---------   ---------   --------- ------------
Personal asset management and
    custody fees                        $36           $35         $ 1          2.9%     $  71       $  65         $ 6        9.2%
Institutional asset management and
    custody fees                         16            14           2         14.3         30          28           2        7.1
Bond services                             4             5          (1)       (20.0)         7          10          (3)     (30.0)
All other fees                            5             5          --         --           11           9           2       22.2
                                 -----------    ----------  ----------               ---------   ---------   ---------
      Total trust and asset
      management income                 $61           $59         $ 2          3.4%      $119        $112         $ 7        6.3%
                                 ===========    ==========  ==========               =========   =========   =========
- ------------------------------------------------------------------------------------------------------------------------------------
AT JUNE 30,
dollars in billions
Discretionary                           $48           $46          $2          4.3%
Non-discretionary                        41            35           6         17.1
                                 -----------    ----------  ----------
      Total trust assets                $89           $81          $8          9.9%
                                 ===========    ==========  ==========


NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the second quarter of 1996 totaled $579 million, up $11 million, or 2%, from the second quarter of 1995. The higher level of noninterest expense relative to the second quarter of last year was due primarily to increases in personnel expense ($27 million), the amortization of intangibles ($3 million) and miscellaneous other expense ($4 million), and included the impact of the AFG acquisition completed in September 1995. Personnel expense, the largest category of noninterest expense, rose due primarily to the impact of normal annual merit increases (which take effect in April for the majority of KeyCorp's employees), an increase in employee benefits expense and higher costs associated with various incentive programs. The higher level of amortization related to intangibles was a direct result of the goodwill recorded in connection with the AFG acquisition, while the growth in miscellaneous other expense reflected increases in a number of categories of operating expense. Overall, the increase in noninterest expense relative to the prior year was substantially offset by the effect of the elimination of the Bank Insurance Fund assessment rate which took effect as of January 1, 1996. During the latter half of 1995, the assessment rate for wellcapitalized banks (including all of KeyCorp's banks) was reduced from $.23 per $100 of insured deposits to $.04 per $100 for the period June through December 1995. As a result of these actions, the cost of insurance assessments in the second quarter of 1996 decreased $23 million, or 89%, from the second quarter of 1995.

Noninterest expense totaled $1.1 billion for the first six months of 1996, up $20 million, or 2%, from the same period last year. Increases in personnel expense ($38 million), the amortization of intangibles ($8 million), marketing expense ($5 million) and miscellaneous other expense ($15 million) were substantially offset by the $46 million decrease in deposit insurance premiums. The variances in personnel expense, the amortization of intangibles, miscellaneous expense and deposit insurance premiums were attributable to the same factors which accounted for the quarterly variances discussed previously, while the increase in marketing expense was due largely to additional costs related to continued strategic efforts aimed at strengthening consumer identification of the KeyBank brand name. In general, the increases summarized above reflected the impact of five acquisitions completed during 1995, offset, in part, by the overall reduction in costs (primarily personnel) resulting from the 1995 sale of both KMI and Schaenen Wood & Associates, Inc. The acquisitions and sales are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, improved to 60.50% for the second quarter, from 63.05% for the second quarter of 1995. The improvement in the efficiency ratio relative to the second quarter of last year reflected faster growth in taxable-equivalent net interest income and noninterest income than in noninterest expense.

FIGURE 12. NONINTEREST EXPENSE
dollars in millions


                                      Three Months                                     Six Months
                                     ended June 30,               Change              ended June 30,              Change
                                  --------------------     -------------------   ------------------------   ---------------------
                                       1996       1995     Amount      Percent      1996           1995       Amount      Percent
                                  ---------  ---------    --------   ---------    ---------     ---------    ---------  ---------
Personnel                              $298      $271        $  27      10.0%     $   589       $   551      $  38          6.9%
Net occupancy                            54        52            2       3.8          108           106          2          1.9
Equipment                                40        39            1       2.6           78            79         (1)        (1.3)
FDIC insurance assessments                3        26          (23)    (88.5)           5            51        (46)       (90.2)
Amortization of intangibles              22        19            3      15.8           44            36          8         22.2
Professional fees                        13        17           (4)    (23.5)          29            30         (1)        (3.3)
Marketing                                17        17           --        --           38            33          5         15.2
Other expense:
   OREO expense, net 1                   --        (1)           1     100.0            1             1         --           --
   Miscellaneous                        132       128            4       3.1          257           242         15          6.2
                                    ------     ------       ------                 ------     ---------   --------
     Total other expense                132       127            5       3.9          258           243         15          6.2
                                    -------    ------       ------                -------     ---------  ---------
     Total noninterest expense         $579      $568        $  11       1.9%      $1,149        $1,129     $   20          1.8%
                                    =======    ======       ======                =======     =========  =========

Full-time equivalent employees       28,319    29,233                              28,319        29,233
Efficiency ratio 2                    60.50%    63.05%                              60.86%        63.58%
Overhead ratio 3                      45.53     51.10                               46.29         51.72

(1) OREO expense is net of income of $1 million for both the second quarter of 1996 and 1995 and $2 million for both the 1996 and
    1995 year-to-date periods.

(2) Calculated as noninterest expense divided by taxable-equivalent net interest income plus noninterest income
    (excluding net securities transactions).

(3) Calculated as noninterest expense less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.


INCOME TAXES
The provision for income taxes was $103 million for the three-month period ended June 30, 1996, as compared to $102 million (before the extraordinary net gain) for the same period in 1995. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1996 second quarter was 32.2% compared to 33.7% for the second quarter of 1995. For the first six months of 1996, the provision for income taxes was $199 million compared with $163 million for the first six months of 1995. The effective tax rate in these periods was 31.9% and 30.4%, respectively. The lower 1995 year-to-date effective tax rate as compared to 1996 was primarily attributable to the first quarter 1995 recognition of one-time tax benefits totaling $16 million related to acquisitions made in years prior to 1992. The effective tax rate remains below the statutory Federal rate of 35% due primarily to the impact of continued investment in tax-advantaged assets (such as corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At June 30, 1996, total loans outstanding were $47.8 billion, compared with $47.7 billion at December 31, 1995, and $48.1 billion at June 30, 1995. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10.

The decrease in loans outstanding from June 30, 1995, reflected the impact of KeyCorp's continued strategy of securitizing and/or selling loans with lower spreads which do not meet certain return on equity or other internal standards. This activity included the sale of $1.5 billion of residential mortgage loans and the securitization and sale of student and auto loans totaling $724 million and $480 million, respectively. The mortgage loans sold were transferred to the held for sale portfolio during 1995 with $1.0 billion of the transfer occurring subsequent to June 30. Also contributing to the decrease was the sale of $763 million of loans (primarily residential real estate) in conjunction with the June 1996 divestiture of SFF. This latter transaction is described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

The $134 million growth from the December 31, 1995, level was the result primarily of increases of $546 million in consumer loans (including a $156 million increase in credit card outstandings), $421 million in commercial loans, $233 million in student loans held for sale and $181 million in lease financing. Growth in these targeted categories was substantially offset by a $1.2 billion decrease in real estate loans, almost all of which was one-to-four family mortgages, and resulted, in large part, from the SFF divestiture mentioned above. During the first six months of 1996, KeyCorp also completed the sales of residential mortgage loans and student loans totaling $500 million and $143 million, respectively, and securitized and sold $85 million of auto loans. The residential mortgage loans had been previously transferred to the mortgage loans held for sale portfolio. As shown in Figure 13, new loan volume during the first half of 1996 was attributable primarily to the National Business sector, which includes the activities conducted by Key Bank USA, National Association ("KeyBank USA") and AFG. KeyBank USA, a nationally chartered bank formed during the third quarter of 1995, serves as the national platform for credit card lending, student loans, mortgage loan originations and all non-branch consumer finance business, while AFG, acquired during the third quarter of 1995, is one of the nation's leading subprime automobile finance companies. The majority of new loan volume generated by the National Business sector is either participated to the regions where the business was conducted or securitized and sold.

FIGURE 13. PERIOD-END LOAN GROWTH BY REGION FOR THE SIX MONTHS ENDED JUNE 30,
           1996
dollars in millions

                                                              Net       Intercompany
                                  December 31,      Originations/    Participations/     Acquired/         June 30,      Percent
                                          1995       (Repayments)              Sales        (Sold)             1996       Change
                               ----------------  -----------------  -----------------  ------------   --------------  -----------
Northeast Region                       $13,718            $  (383)          $    637      $   (105)         $13,867            1.1%
Great Lakes Region                      19,211               (361)             1,048           (27)          19,871            3.4
Rocky Mountain Region                    3,817                 27                 15            (8)           3,851             .9
Northwest Region                         9,008               (196)               428            (6)           9,234            2.5
National Business                        2,108              2,243             (1,921)         (121)           2,309            9.5
Eliminations/other1                       (170)              (166)              (207)         (763)          (1,306)           N/M
                               ----------------  -----------------  -----------------  ------------   --------------
      Total                            $47,692             $1,164                 --       $(1,030)         $47,826             .3%
                               ================  =================  =================  ============   ==============

1Eliminations/other includes loans sold in connection with the SFF divestiture.

N/M = Not Meaningful


SECURITIES
At June 30, 1996, the securities portfolio totaled $9.0 billion, consisting of $7.3 billion of securities available for sale and $1.7 billion of investment securities. This compares to a total portfolio of $9.7 billion, comprised of $8.0 billion of securities available for sale and $1.7 billion of investment securities, at December 31, 1995. The reduction in the overall portfolio since year-end 1995 reflects the planned runoff of lower-yielding securities pursuant to balance sheet management strategies developed in mid-1995. These strategies are more fully discussed in the Asset and Liability Management section beginning on page 25. Certain information pertaining to the composition, yields and maturities of the securities available for sale and investment securities portfolios is presented in Figures 14 and 15, respectively.

FIGURE 14. SECURITIES AVAILABLE FOR SALE AT JUNE 30, 1996 dollars in millions


                                                                                         Other
                                  U.S. Treasury     States and  Collateralized       Mortgage-                              Weighted
                                   Agencies and      Political        Mortgage          Backed         Other                 Average
                                   Corporations   Subdivisions    Obligations1     Securities1    Securities     Total       Yield 2
                                 --------------- --------------  --------------   --------------  -----------  ----------   --------
Maturity:
     One year or less                 $  287           $    3          $  299          $   20        $   91       $  700      6.51%
     After one through five years        577                8           2,073           1,688            44        4,390      7.11
     After five through ten years        129                6               2           1,312            20        1,469      7.41
     After ten years                     225                3              --             457             7          692      6.75
                                      ------           ------          ------          -----         ------       ------
Fair value                            $1,218           $   20          $2,374          $3,477        $  162       $7,251      6.85%
                                      ======           ======          ======          ======        ======       ======

Amortized cost                        $1,222           $   20          $2,419          $3,542        $  160       $7,363
Weighted average yield                  6.49%            8.23%           6.17%           7.35%         7.44%        6.85%
Weighted average maturity          8.4 years        6.0 years       2.3 years       6.2 years     2.0 years    5.1 years

1 Maturity is based upon expected average lives rather than contractual terms.

2 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-
  equivalent basis using the statutory Federal income tax rate of 35%.


FIGURE 15. INVESTMENT SECURITIES AT JUNE 30, 1996 dollars in millions

                                             States and                                          Weighted
                                              Political              Other                        Average
                                           Subdivisions         Securities           Total        Yield 1
                                      ------------------   ----------------   -------------   -----------
Maturity:
     One year or less                            $  658              $  89         $   747          6.74%
     After one through five years                   538                137             675          8.86
     After five through ten years                   198                 29             227         10.21
     After ten years                                 56                  9              65          9.86
                                      ------------------   ----------------   -------------
Amortized cost                                   $1,450               $264          $1,714          8.15%
                                      ==================   ================   =============

Fair value                                       $1,484               $264          $1,748
Weighted average yield                             8.08%             10.08%           8.15%
Weighted average maturity                     2.8 years          4.2 years       2.8 years

1 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-
  equivalent basis using the statutory Federal income tax rate of 35%.


ASSET QUALITY
KeyCorp's Credit Risk Management Group evaluates and monitors the level of risk in KeyCorp's credit-related assets, and formulates underwriting standards and guidelines for line management. Geographic diversification throughout KeyCorp is a significant factor in managing credit risk. In addition, the Credit Risk Management Group is responsible for reviewing the adequacy of the allowance for loan losses ("Allowance"). Furthermore, KeyCorp's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and other real estate owned ("OREO") to evaluate the credit quality and risk inherent in such assets. This group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

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

As shown in Figure 16, net loan charge-offs for the second quarter of 1996 were $46 million, or .38% of average loans, compared to $21 million, or .17% of average loans, for the same period last year. The increase in net charge-offs was attributable primarily to one large commercial credit ($8 million), as well as a continued increase from historically low net charge-off levels in the credit card and indirect auto areas. Credit cards, representing 4% of the total loan portfolio, experienced an $8 million increase in net chargeoffs, which was in line with industry experience as well as management's expectations. Consistent with the higher level of net charge-offs, the provision for loan losses was increased to $47 million for the second quarter of 1996 from $44 million for the prior quarter and $21 million for the second quarter of last year.

On a year-to-date-basis, net charge offs were $89 million, or .37% of average loans, for the first half of 1996 compared with $38 million, or .16% of average loans for the same period last year. The provision for loan losses for the first six months of 1996 was $91 million compared to $39 million for the first six months of last year. Similar to the increase for the quarter, the increase in net chargeoffs for the year-to-date period was primarily attributable to two large commercial credits ($17 million) and increased charge-offs in the credit card and indirect auto areas.

The Allowance at June 30, 1996, was $870 million, or 1.82% of loans, compared with $876 million, or 1.84% of loans, at December 31, 1995 and $867 million, or
1.80% of loans, at June 30, 1995.   At June 30, 1996, the Allowance was 266.87%
of nonperforming loans, compared with 263.15% at December 31, 1995 and 278.88% at June 30, 1995. Although this percentage is not the primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

FIGURE 16. SUMMARY OF LOAN LOSS EXPERIENCE dollars in millions

                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------   --------------------------
                                                         1996            1995         1996             1995
                                                     -----------     -----------   ---------        ---------
Average loans outstanding during the period            $ 48,192       $ 48,305     $ 47,996          $ 47,601
Allowance for loan losses at beginning of period            875            867          876               830
Loans charged off:
     Commercial, financial and agricultural                  21             12           39                20
     Real estate--construction                               --             --           --                 1
     Real estate--commercial and residential mortgage         6              8           12                14
     Credit cards                                            20             12           36                24
     Other consumer                                          24             16           53                31
     Lease financing                                          3              1            4                 2
     Foreign                                                 --             --           --                --
                                                       --------       --------     --------          --------
                                                             74             49          144                92
Recoveries:
     Commercial, financial and agricultural                  12             15           23                27
     Real estate--construction                               --             --           --                --
     Real estate--commercial and residential mortgage         3              4            6                 7
     Credit cards                                             3              3            6                 6
     Other consumer                                          10              6           19                13
     Lease financing                                         --             --            1                 1
     Foreign                                                 --             --           --                --
                                                       --------       --------     --------          --------
                                                             28             28           55                54
                                                       --------       --------     --------          --------
Net loans charged off                                       (46)           (21)         (89)              (38)
Provision for loan losses                                    47             21           91                39
Allowance acquired/(sold), net                               (6)            --           (8)               35
Transfer from OREO allowance                                 --             --           --                 1
                                                       --------       --------     --------          --------
Allowance for loan losses at end of period             $    870       $    867     $    870          $    867
                                                       ========       ========     ========          ========

Net loan charge-offs to average loans                       .38%           .17%         .37%              .16
Allowance for loan losses to period-end loans              1.82           1.80         1.82              1.80
Allowance for loan losses to nonperforming loans         266.87         278.88       266.87            278.88

The composition of nonperforming assets is shown in Figure 17. These assets totaled $371 million at June 30, 1996, and represented .77% of loans, OREO and other nonperforming assets compared with $379 million, or .79%, at year-end 1995 and $366 million, or .76%, at June 30, 1995. The $7 million decrease in nonperforming loans since year-end 1995 reflected the placement of an additional $169 million of loans on nonaccrual status, partially offset by loan chargeoffs of $44 million, payments received totaling $66 million and the sale of two nonaccrual commercial loans totaling $38 million. Additional information pertaining to changes in nonaccrual loans and the percentage of nonperforming loans to period-end loans by type within KeyCorp's geographically dispersed banking regions is presented in Figures 18 and 19, respectively.

FIGURE 17. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(dollars in millions)

                                                              JUNE 30,       December 31,        June 30,
                                                                  1996               1995            1995
                                                          -------------   ----------------    ------------
Commercial, financial and agricultural                            $128               $145            $124
Real estate--construction                                            8                 10              12
Real estate--commercial mortgage                                    95                 90              99
Real estate--residential mortgage                                   68                 62              56
Consumer                                                            25                 20              17
Lease financing                                                      1                  3               2
                                                          -------------   ----------------    ------------
      Total nonaccrual loans                                       325                330             310
Restructured loans                                                   1                  3               1
                                                          -------------   ----------------    ------------
      Total nonperforming loans                                    326                333             311
Other real estate owned                                             53                 56              61
Allowance for OREO losses                                          (11)               (14)            (11)
                                                          -------------   ----------------    ------------
      Other real estate owned, net of allowance                     42                 42              50
Other nonperforming assets                                           3                  4               5
                                                          -------------   ----------------    ------------
      Total nonperforming assets                                  $371               $379            $366
                                                          =============   ================    ============

Accruing loans past due 90 days or more                            $80                $97             $67
Nonperforming loans to period-end loans                            .68%               .70%            .65%
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets             .77                .79             .76


FIGURE 18. SUMMARY OF CHANGES IN NONACCRUAL LOANS in millions

                                                 Three months ended June 30,          Six months ended June 30,
                                                 ----------------------------   ---------------------------------
                                                    1996               1995              1996              1995
                                                 ---------    ---------------   ---------------   ---------------
Balance at beginning of period                      $338               $303              $330              $255
     Loans placed on nonaccrual                       88                101               169               162
     Charge-offs1                                    (25)               (19)              (44)              (33)
     Payments                                        (45)               (51)              (66)              (70)
     Loans sold                                      (18)                --               (38)               --
     Transfers to OREO                                (5)                (6)              (13)              (12)
     Loans returned to accrual status                 (8)               (18)              (13)              (32)
     Acquisitions                                     --                 --                --                20
     Transfers from OREO2                             --                 --                --                20
                                          ---------------    ---------------   ---------------   ---------------
Balance at end of period                            $325               $310              $325              $310
                                          ===============    ===============   ===============   ===============


1 Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

2  Represents transfers related to the adoption of SFAS No. 114.

FIGURE 19. PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY TYPE AT
           JUNE 30, 1996

                                 Commercial,                      Real Estate--     Real Estate--
                               Financial and      Real Estate--       Commercial      Residential
                                Agricultural      Construction         Mortgage         Mortgage         Consumer         Total
                              ---------------   ---------------    -------------    -------------    ------------   -----------
Northeast Region                         1.07%              .81%            2.26%             .93%            .23%         1.03%
Great Lakes Region                        .52               .39              .86              .47             .18           .47
Rocky Mountain Region                    1.57               .05              .83              .45             .44           .87
Northwest Region                          .73               .93              .93              .41             .21           .58
National Business                          --                --               --               --              --            --
                              ---------------   ---------------    -------------    -------------    ------------   -----------
     Total                               1.23%              .50%            1.35%             .65%            .18%          .68%
                              ===============   ===============    =============    =============    ============   ===========


DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are KeyCorp's primary source of funding. During the second quarter of 1996, these deposits averaged $40.5 billion and represented 70% of KeyCorp's funds supporting earning assets compared with $42.1 billion and 69%, respectively, for the second quarter of 1995. As shown in Figure 3 beginning on page 23, over the past year the mix of core deposits has changed significantly. Primary among the factors contributing to this change is a new program started during the fourth quarter of 1995. Deposit balances (above a defined threshold) in certain NOW and noninterest-bearing checking accounts are transferred to money market deposit accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or withdrawals. As a result of this program, during the first six months of 1996, demand deposits and NOW account balances averaging $1.2 billion and $2.3 billion, respectively, were transferred to the money market deposit account category and a pre-tax cost savings of approximately $8 million was realized. In Figure 3, the demand deposits transferred continue to be reported as noninterest-bearing deposits, while the NOW accounts transferred are included in the money market deposit account category. During the second quarter of 1996, the implementation of this program was completed in the last of KeyCorp's four banking regions. Although the five acquisitions completed during 1995 had a positive effect on the level of average core deposits relative to the year-ago quarter, this benefit was offset by the impact of investment alternatives pursued by customers in response to the continued strength of the stock and bond markets, and the impact of the SFF divestiture early in June 1996. These acquisitions and the divestiture are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $13.2 billion for the second quarter of 1996, down $1.6 billion, or 10%, from the comparable prior year period. As illustrated in Figure 3, the decrease was primarily attributable to the $1.4 billion reduction in deposits in foreign offices as less expensive sources were used to fund earning assets.

FIGURE 20. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT
           JUNE 30, 1996
in millions

                                               Domestic          Foreign
                                                Offices          Offices           Total
                                         ---------------    -------------    ------------
Time remaining to maturity:
     Three months or less                        $1,513           $1,090          $2,603
     Over three through six months                  469                2             471
     Over six through twelve months                 425               --             425
     Over twelve months                             559               --             559
                                         ---------------    -------------    -----------
          Total                                  $2,966           $1,092          $4,058
                                         ===============    =============    ============

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. KeyCorp's ALCO actively analyzes and manages KeyCorp's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by 1,239 banking offices in 13 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by a Central Funding Unit within KeyCorp's Funds Management Group which monitors deposit outflows and assists the banks in converting the pricing of deposits from fixed to floating rates or vice versa as specific needs are determined. In addition, the affiliate banks have access to various sources of non-core market funding (such as borrowings from the Federal Reserve system) for short-term liquidity requirements should the need arise.

KeyCorp's Commercial Paper/Note Program established in 1995 provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used for general corporate purposes, including future acquisitions, and the funding of AFG's lending activities in conjunction with quarterly securitizations of its auto loans. In 1995, the parent company also entered into a four-year, $500 million revolving credit agreement with several banks under which the banks have agreed to lend collectively up to $500 million to KeyCorp. The line of credit will be used primarily as a backup source of liquidity for the Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of June 30, 1996.

During the first half of 1996, KeyCorp's affiliate banks raised $1.9 billion under KeyCorp's Bank Note Program which allows for the issuance of up to $12.3 billion, covering twelve affiliate banks. Of the notes issued during this period, $282 million have original maturities in excess of one year and are included in long-term debt, while $1.6 billion have original maturities of one year or less and are included in other short-term borrowings. As of June 30, 1996, the program had an unused capacity of $9.4 billion.

KeyCorp's universal shelf registration statement on file with the Securities and Exchange Commission provides for the possible issuance of a broad range of debt and equity securities by the parent company. In 1995, KeyCorp updated the filing by registering an additional $845 million of securities (up to $750 million of which are reserved for future issuance as Medium-Term Notes). Medium
- -Term Notes issued under the registration statement during the first six months of 1996 totaled $100 million and have original maturities of more than one year. During the same period, KeyCorp also issued $450 million of subordinated debt with an original maturity of more than one year. At the end of the quarter, unused capacity under the shelf registration totaled $62 million. The proceeds from issuances under the shelf registration and the Bank Note Program discussed above may be used for general corporate purposes, including future acquisitions. In July 1996, KeyCorp's Board of Directors approved the registration of a new universal shelf which provides for the possible issuance of a broad range of debt and equity securities by the parent company in an amount not to exceed $1.2 billion.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at June 30, 1996, were as follows:


                                  Senior     Subordinated
                   Commercial   Long-Term     Long-Term
                      Paper       Debt           Debt
                   ----------   ---------    ------------
Duff & Phelps          D-1          A+            A
Standard & Poor's      A-2          A-           BBB+
Moody's                P-1          A1            A2

Further information pertaining to KeyCorp's sources and uses of cash for the six
- -month periods ended June 30, 1996 and 1995, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at June 30, 1996, was $5.0 billion, down $157 million, or 3%, from the December 31, 1995, balance and up $322 million, or 7%, from the end of the second quarter of 1995. The decrease from the end of the prior year was due primarily to the share repurchases discussed below and dividends paid to shareholders. The increase from the year-ago quarter resulted principally from the retention of net income after dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first six months of 1996 are shown in the Statement of Changes in Shareholders' Equity presented on page 5. Included in these changes are the impact of the redemption of all $160 million of KeyCorp's 10% Cumulative Preferred Stock as of June 30, 1996, and net unrealized losses of $118 million on securities. These securities losses resulted in cumulative net unrealized securities losses of $70 million as of June 30, 1996, and were recorded in connection with SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

In January 1996, the Board of Directors approved a new share repurchase program which authorizes the repurchase of up to 12,000,000 Common Shares in 1996.
Under the new program, shares will be repurchased from time to time in the open market or through negotiated transactions. During the first half of 1996, KeyCorp repurchased 5,046,000 shares at a total cost of $187 million (an average of $37.04 per share), leaving 6,954,000 share repurchase capacity under the Board-approved program. The repurchased shares were placed in Treasury, from which 2,322,196 Treasury Shares were reissued for employee benefit plans. The 14,965,373 Treasury Shares at June 30, 1996, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes.

Capital adequacy is an important indicator of financial stability and performance. Overall, KeyCorp's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.71% at June 30, 1996, compared with 7.77% at December 31, 1995, and 6.93% at June 30, 1995.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, KeyCorp's Tier I and total capital to net risk adjusted assets ratios at June 30, 1996, were 7.60% and 11.72%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At June 30, 1996, KeyCorp's leverage ratio was 6.43%, substantially higher than the minimum requirement. Figure 21 presents the details of KeyCorp's regulatory capital position at June 30, 1996, December 31, 1995, and March 31, 1995.

Failure to meet applicable capital guidelines could result in enforcement remedies available to the banking industry regulators, including a limitation on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the Federal Deposit Insurance Corporation ("FDIC"), and (in severe cases) the appointment of a conservator or receiver. Management believes that as of June 30, 1996, the parent company and its banking subsidiaries meet all capital adequacy guidelines to which they are subject.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of KeyCorp's affiliate banks qualified as "well-capitalized" at June 30, 1996, as they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier I capital and leverage ratios, respectively. Although these provisions are not directly applicable to the parent company under existing laws and regulations, based upon its ratios the parent company would qualify as "well capitalized" at June 30, 1996. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

FIGURE 21. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS dollars in millions

                                                     JUNE 30,   December 31,      June 30,
                                                        1996            1995          1995
                                                     --------   ------------      ---------
TIER I CAPITAL
     Common shareholders' equity1                    $  5,066       $  4,945       $  4,540
     Qualifying preferred stock                            --            160            160
     Less:  Goodwill                                     (844)          (899)          (660)
            Other intangible assets2                     (130)          (143)          (147)
                                                     --------       --------       --------
          Total Tier I capital                          4,092          4,063          3,893
                                                     --------       --------       --------
TIER II CAPITAL
     Allowance for loan losses3                           675            677            655
     Qualifying long-term debt                          1,542          1,114          1,104
                                                     --------       --------       --------
          Total Tier II capital                         2,217          1,791          1,759
                                                     --------       --------       --------
          Total capital                              $  6,309       $  5,854       $  5,652
                                                     ========       ========       ========

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet           $ 49,940       $ 49,555       $ 48,544
     Risk-adjusted off-balance sheet exposure           5,043          5,619          4,722
     Less:  Goodwill                                     (844)          (899)          (660)
            Other intangible assets2                     (130)          (143)          (147)
                                                     --------       --------       --------
          Gross risk-adjusted assets                   54,009         54,132         52,459
     Less:  Excess allowance for loan losses3            (195)          (199)          (212)
                                                     --------       --------       --------
          Net risk-adjusted assets                   $ 53,814       $ 53,933       $ 52,247
                                                     ========       ========       ========

AVERAGE QUARTERLY TOTAL ASSETS                       $ 64,623       $ 66,543       $ 66,950
                                                     ========       ========       ========
CAPITAL RATIOS
     Tier I capital to net risk-adjusted assets          7.60%          7.53%          7.45%
     Total capital to net risk-adjusted assets          11.72          10.85          10.82
     Leverage(4)                                         6.43           6.20           5.88


1 Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

2 Intangible assets (excluding goodwill and portions of purchased credit card relationships) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

3 The allowance for loan losses included in Tier II capital is limited to 1.25% of gross risk-adjusted assets.

4 Tier I capital as a percentage of average quarterly assets, less goodwill and other non-qualifying intangible assets as defined in 2 above.


FIGURE 22. BANKING SERVICES DATA BY REGION dollars in millions

                                                 Northeast Region
                             -----------------------------------------------------
                             Three months ended June 30, Six months ended June 30,
                             --------------------------- -------------------------
                                       1996         1995         1996         1995
                             --------------      ------- ------------      -------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                   1.03%         .94%        1.03%         .94%
Allowance for loan losses to
    period-end loans                   1.48         1.57         1.48         1.60
Net loan charge-offs to average loans   .48          .35          .39          .29

AVERAGE BALANCES

Loans                               $13,843      $13,956      $13,894      $13,817
Earning assets                       17,378       18,101       17,449       18,094
Total assets                         18,903       19,430       18,993       19,380
Deposits                             13,998       15,063       14,025       14,799


                                                Great Lakes Region
                             -----------------------------------------------------
                             Three months ended June 30, Six months ended June 30,
                             --------------------------- -------------------------
                                       1996         1995         1996         1995
                             --------------      ------- ------------      -------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                    .47%         .48%         .47%         .48%
Allowance for loan losses to
    period-end loans                   2.17         2.30         2.17         2.30
Net loan charge-offs to average loans   .09          .05          .12          .08

AVERAGE BALANCES

Loans                               $19,886      $20,433      $19,628      $20,120
Earning assets                       24,139       26,044       23,969       26,216
Total assets                         26,634       28,691       26,594       28,816
Deposits                             17,104       19,036       17,081       19,436

                                               Rocky Mountain Region
                                 --------------------------------------------------
                                 Three months ended June 30, Six months ended June 30,
                                 --------------------------- -------------------------
                                       1996         1995         1996            1995
                                 -----------  -----------    --------       ----------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                    .87%         .80%         .87%           .80%
Allowance for loan losses to
    period-end loans                   1.34         1.32         1.34           1.37
Net loan charge-offs to average loans   .41          .24          .50            .21

AVERAGE BALANCES

Loans                                $3,822       $3,659       $3,820         $3,540
Earning assets                        4,682        4,718        4,710          4,546
Total assets                          5,091        5,172        5,130          4,962
Deposits                              3,987        3,996        3,995          3,845



                                                  Northwest Region
                                 --------------------------------------------------
                                 Three months ended June 30, Six months ended June 30,
                                 --------------------------- -------------------------
                                       1996         1995         1996         1995
                                 -----------  -----------    --------     ----------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                    .58%         .45%         .58%           .45%
Allowance for loan losses to
    period-end loans                   1.39         1.37         1.39           1.35
Net loan charge-offs to average loans   .16          .13          .16            .09

AVERAGE BALANCES

Loans                              $  9,147      $ 9,401     $  9,074        $ 9,430
Earning assets                       10,634       11,117       10,622         11,174
Total assets                         11,740       12,037       11,706         12,120
Deposits                              8,951        9,247        9,083          9,282

                                                 National Business
                                 --------------------------------------------------
                                 Three months ended June 30, Six months ended June 30,
                                 -----------------------------------------------------
                                       1996         1995         1996         1995
                                 -----------  -----------  -----------   ----------
ASSET QUALITY RATIOS
Nonperforming loans to
    period-end loans                     --          N/A           --          N/A
Allowance for loan losses to
    period-end loans                   2.01%         N/A         2.01%         N/A
Net loan charge-offs to average loans  3.17          N/A         2.91          N/A

AVERAGE BALANCES

Loans                                $2,248          N/A       $2,225          N/A
Earning assets                        2,278          N/A        2,245          N/A
Total assets                          2,731          N/A        2,643          N/A
Deposits                                687          N/A          661          N/A


N/A=Not Applicable. The National Business unit was formed in September 1995.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        In the ordinary course of business, KeyCorp and its subsidiaries are subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and KeyCorp's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition of KeyCorp.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        At the 1996 Annual Meeting of Shareholders of KeyCorp held on May 23, 1996, seven directors were elected for three-year terms expiring in 1999 and the appointment of Ernst & Young LLP by the Board of Directors as independent auditors for 1996 was ratified. Shareholders also defeated four shareholder proposals. These proposals were: (a) recommending that the payment of all directors' fees and compensation be KeyCorp common shares, (b) requesting that the Board of Directors take steps to restore annual election of all directors and thereby eliminate the classification of KeyCorp's Board of Directors, (c) eliminating management's ability to vote unmarked proxies and (d) recommending that there be no executive salary increases or stock option grants upon a reduction in the dividend rate.

        The vote on each issue was as follows:

                                         For         Against       Abstain
                                     -----------   -----------    ----------
Director:
   Albert C. Bersticker              203,681,496        *          3,233,811
   Kenneth M. Curtis                 203,222,567        *          3,692,740
   John C. Dimmer                    203,795,033        *          3,120,274
   Charles R. Hogan                  203,729,944        *          3,185,363
   M. Thomas Moore                   203,784,350        *          3,130,957
   Richard W. Pogue                  203,756,040        *          3,159,267
   Dennis W. Sullivan                203,782,579        *          3,132,728

Ratification of independent auditors 202,254,490     3,470,700     1,190,117

Proposal regarding form
 of director compensation             25,518,095   158,208,137    23,189,075

Proposal regarding annual election
 of directors                         64,512,901   119,791,071    22,611,335

Proposal regarding discretionary
 voting of proxy cards                29,107,736   151,974,139    25,833,432

Proposal regarding executive
 compensation                         32,112,327   151,856,289    22,946,691

* Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
    (a) Exhibits


        (10) Amended and Restated Director Deferred Compensation Plan, dated April 15, 1996.

        (11)  Computation of Net Income Per Common Share

        (15)  Acknowledgment Letter of Independent Auditors

        (27)  Financial Data Schedule (filed electronically only)

    (b) Reports on Form 8-K

        April 22, 1996 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on April 18, 1996, announcing its earnings results for the three-month period ended March 31, 1996.

        No other reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEYCORP
                                            ------------------------------
                                            (Registrant)

Date:  August 12, 1996                      /s/ Lee Irving
                                            ------------------------------
                                            By: Lee Irving
                                                Executive Vice President
                                                and Chief Accounting Officer