Form 10-Q
period 1996-09-30
KEYCORP /NEW/
filed 1996-11-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From        To
                                                -------  -------

                          Commission File Number 0-850

                           [KEYCORP LOGO APPEARS HERE}

                                     KEYCORP

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                          34-6542451
----------------------------------------          -----------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                     44114-1306
----------------------------------------          -----------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Shares, $1 par value                         225,404,812 Shares
---------------------------------             ---------------------------------
         (Title of class)                     (Outstanding at October 31, 1996)

                   The number of pages of this report is 44.

                                     KEYCORP

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                     Page Number
          --------------------                                                     -----------
          Consolidated Balance Sheets --
             September 30, 1996, December 31, 1995, and September 30, 1995               3

          Consolidated Statements of Income --
             Three months and nine months ended September 30, 1996 and 1995              4

          Consolidated Statements of Changes in Shareholders' Equity --
             Nine months ended September 30, 1996 and 1995                               5

          Consolidated Statements of Cash Flow --
             Nine months ended September 30, 1996 and 1995                               6

          Notes to Consolidated Financial Statements                                     7

          Independent Accountants' Review Report                                        17

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations                                                     18
          -------------------------

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                             41
          -----------------

Item 5    Other Information                                                             41
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                              41
          --------------------------------

          Signature                                                                     42


PART I.  FINANCIAL INFORMATION

KEYCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,     December 31,   September 30,
dollars in millions                                                             1996             1995            1995
----------------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)                       (Unaudited)
ASSETS
Cash and due from banks                                                     $  3,110         $  3,444         $  3,344
Short-term investments                                                           501              682              522
Mortgage loans held for sale                                                      82              640              659
Securities available for sale                                                  7,113            8,060            1,596
Investment securities (fair value: $1,689, $1,738
    and $9,689, respectively)                                                  1,653            1,688            9,660
Loans                                                                         48,291           47,692           48,410
    Less: Allowance for loan losses                                              870              876              879
----------------------------------------------------------------------------------------------------------------------
    Net loans                                                                 47,421           46,816           47,531
Premises and equipment                                                         1,052            1,030            1,023
Goodwill                                                                         838              899              907
Other intangible assets                                                          144              171              174
Corporate owned life insurance                                                 1,301            1,088              839
Other assets                                                                   2,141            1,821            1,712
----------------------------------------------------------------------------------------------------------------------
       Total assets                                                         $ 65,356         $ 66,339         $ 67,967
======================================================================================================================

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                     $  9,032         $  9,281         $  8,611
    Interest-bearing                                                          34,608           36,764           37,279
Deposits in foreign offices-- interest-bearing                                   883            1,237            2,015
----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                         44,523           47,282           47,905
Federal funds purchased and securities sold
    under repurchase agreements                                                5,592            5,544            5,908
Other short-term borrowings                                                    3,861            2,880            3,633
Other liabilities                                                              1,740            1,477            1,390
Long-term debt                                                                 4,664            4,003            4,048
----------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                      60,380           61,186           62,884
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares,
    none issued                                                                 --               --               --
10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, issued 1,280,000 shares in 1995                --                160              160
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390 shares                                                    246              246              246
Capital surplus                                                                1,488            1,500            1,501
Retained earnings                                                              3,994            3,633            3,514
Loans to ESOP trustee                                                            (49)             (51)             (64)
Net unrealized gains (losses) on securities, net of income taxes                 (37)              48              (25)
Treasury stock at cost (18,882,718, 12,241,569 and 8,554,987 shares)            (666)            (383)            (249)
----------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                              4,976            5,153            5,083
----------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                           $ 65,356         $ 66,339         $ 67,967
======================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three months ended September 30,   Nine months ended September 30,
                                                           --------------------------------   -------------------------------
dollars in millions, except per share amounts                         1996            1995            1996             1995
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                             $  1,087        $  1,103        $  3,238        $   3,229
Mortgage loans held for sale                                             2               4              10               12
Taxable investment securities                                            4             139              11              426
Tax-exempt investment securities                                        20              21              58               65
Securities available for sale                                          119              23             372               72
Short-term investments                                                   6               9              19               39
---------------------------------------------------------------------------------------------------------------------------
       Total interest income                                         1,238           1,299           3,708            3,843

INTEREST EXPENSE
Deposits                                                               360             434           1,111            1,287
Federal funds purchased and securities
    sold under repurchase agreements                                    72              79             218              228
Other short-term borrowings                                             55              52             144              158
Long-term debt                                                          68              68             201              194
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                          555             633           1,674            1,867
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                    683             666           2,034            1,976
Provision for loan losses                                               49              27             140               66
---------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for loan losses             634             639           1,894            1,910

NONINTEREST INCOME
Service charges on deposit accounts                                     74              71             218              207
Trust and asset management income                                       61              58             180              170
Loan securitization income                                              18               3              45                9
Credit card fees                                                        24              23              68               60
Insurance and brokerage income                                          18              17              52               44
Mortgage banking income                                                  6               9              20               34
Net securities gains (losses)                                         --              --                 1              (42)
Other income                                                            88              54             218              147
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                        289             235             802              629

NONINTEREST EXPENSE
Personnel                                                              300             278             889              829
Net occupancy                                                           55              54             163              160
Equipment                                                               41              37             119              116
FDIC insurance assessments                                              20               1              25               52
Amortization of intangibles                                             21              19              65               55
Professional fees                                                       18              19              47               49
Marketing                                                               30              19              68               52
Other expense                                                          130             134             388              377
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                       615             561           1,764            1,690
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND                                         308             313             932              849
    EXTRAORDINARY ITEM
Income taxes                                                           101             104             300              267
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                       207             209             632              582
Extraordinary net gain from the sales of
    subsidiaries, net of income taxes of $25                          --              --              --                 36
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $    207        $    209        $    632        $     618
===========================================================================================================================
Net income applicable to Common Shares                            $    207        $    205        $    624        $     606
Per Common Share:
    Income before extraordinary item                              $    .90        $    .90        $   2.70        $    2.44
    Net income                                                         .90             .90            2.70             2.59
Weighted average Common Shares outstanding                         229,668         228,187         231,363          234,462
===========================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                                     Net
                                                                                                              Unrealized
                                                                                                   Loans to        Gains  Treasury
                                                       Preferred   Common   Capital   Retained         ESOP      (Losses)    Stock
dollars in millions, except per share amounts              Stock   Shares   Surplus   Earnings      Trustee  on Securities at Cost
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                                $160     $246    $1,454     $3,161         $(64)        $(115)   $(152)
Net income                                                                                 618
Cash dividends:
     Common Shares ($1.08 per share)                                                      (254)
     Cumulative Preferred Stock ($9.375 per share)                                         (12)
Issuance of Common Shares:
     Acquisitions - 15,507,562 shares                                            54                                            442
     Dividend reinvestment, stock option, and
        purchase plans - 1,375,974 net shares                                    (7)                                            39
Repurchase of Common Shares - 19,856,250 shares                                                                               (578)
Change in net unrealized gains (losses) on
     securities, net of deferred tax expense of $53                                                                    90
Tax benefits attributable to ESOP dividends                                                  1
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                               $160     $246    $1,501     $3,514         $(64)        $ (25)   $(249)
===================================================================================================================================
BALANCE AT DECEMBER 31, 1995                                $160     $246    $1,500     $3,633         $(51)        $  48    $(383)
Net income                                                                                 632
Cash dividends:
     Common Shares ($1.14 per share)                                                      (263)
     Cumulative Preferred Stock ($6.25 per share)                                           (8)
Redemption of 10% Cumulative Preferred Stock                (160)
Issuance of Common Shares
     Acquisitions - 270,263 shares                                                2                                              9
     Dividend reinvestment, stock option, and
        purchase plans - 3,193,154 net shares                                   (14)                                           104
Repurchase of Common Shares - 10,104,566 shares                                                                               (396)
Change in net unrealized gains (losses) on
     securities, net of deferred tax benefit of $(38)                                                                 (85)
Loan payment from ESOP trustee                                                                             2
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                                 --     $246    $1,488     $3,994         $ (49)       $ (37)   $(666)
===================================================================================================================================


See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                 -------------------------------
in millions                                                                                 1996            1995
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $   632         $   618
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                 140              66
   Depreciation expense                                                                      105             101
   Amortization of intangibles                                                                65              55
   Net gain from sales of subsidiaries                                                        (8)            (61)
   Net securities (gains) losses                                                              (1)             42
   Deferred income taxes                                                                      83              58
   Net decrease in mortgage loans held for sale                                              558             706
   Net increase in trading account assets                                                    (68)            (43)
   Other operating activities, net                                                          (193)            (47)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,313           1,495
INVESTING ACTIVITIES
Net increase in loans                                                                     (2,326)         (2,280)
Loans sold                                                                                   876             650
Purchases of investment securities                                                          (627)         (1,017)
Proceeds from sales of investment securities                                                   9              14
Proceeds from prepayments and maturities of investment securities                            620           1,757
Purchases of securities available for sale                                                (1,608)           (635)
Proceeds from sales of securities available for sale                                          56           1,567
Proceeds from prepayments and maturities of securities available for sale                  2,372             285
Net (increase) decrease in short-term investments                                           (125)            359
Purchases of premises and equipment                                                         (184)           (121)
Proceeds from sales of premises and equipment                                                 37               6
Proceeds from sales of other real estate owned                                                22              32
Purchases of corporate owned life insurance                                                 (145)           (295)
Proceeds from sales of subsidiaries                                                          140             351
Net cash used in acquisitions, net of cash acquired                                          (12)           (198)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         (895)            475
FINANCING ACTIVITIES
Net decrease in deposits                                                                  (1,766)         (2,378)
Net increase in short-term borrowings                                                      1,028             577
Net proceeds from issuance of long-term debt                                               1,593             694
Payments on long-term debt                                                                  (872)           (218)
Loan payment received from ESOP trustee                                                        2            --
Purchases of treasury shares                                                                (396)           (578)
Redemption of IO% Cumulative Preferred Stock                                                (160)           --
Proceeds from issuance of common stock pursuant to employee
   stock purchase, stock option and dividend reinvestment plans                               90              32
Cash dividends                                                                              (271)           (266)
-----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (752)         (2,137)
-----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                     (334)           (167)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             3,444           3,511
-----------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                 $ 3,110         $ 3,344
=================================================================================================================
Additional disclosures relative to cash flow:
   Interest paid                                                                         $ 1,622         $ 1,795
   Income taxes paid                                                                         120             213
   Net amount received on portfolio swaps                                                     58              82
Noncash items:
   Net transfer of loans to other real estate owned                                      $    20         $    12
   Transfers of loans to mortgage loans held for sale                                       --             1,010
=================================================================================================================

See notes to consolidated financial statements (unaudited).

KEYCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries ("Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1995 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," SFAS No. 122, "Accounting for Mortgage Servicing Rights--an Amendment of SFAS No. 65," and SFAS No. 123, "Accounting for Stock-Based Compensation" were adopted by Key on January 1, 1996, and did not have a material effect on Key's financial condition or results of operations. Under an election available in the adoption of SFAS No. 123, Key continues to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 requires that the recognition of transfers and servicing of financial assets and extinguishments of liabilities be accounted for based on a financial components approach that focuses on control. Under this approach, the entity that exercises control over transferred assets recognizes those financial and servicing assets it controls and the liabilities it has incurred. Financial assets are derecognized when control is surrendered, and liabilities are derecognized when extinguished. In October 1996, the FASB agreed to issue an Exposure Draft that would allow companies to defer implementation of certain aspects of SFAS No. 125 until January 1, 1998. The proposed Exposure Draft, which is expected to be approved in December 1996 as a new SFAS, applies only to transfers related to securities lending, repurchase agreements, dollar rolls or other similar secured financings. Key expects to adopt SFAS No. 125 as of January 1, 1997; however, the impact on future periods of the proposed Exposure Draft and the effect of adoption of SFAS No. 125 have not yet been determined.

2. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGERS AND ACQUISITIONS

AutoFinance Group, Inc.
On September 27, 1995, Key acquired AutoFinance Group, Inc. ("AFG"), a Chicago-based automobile finance company operating in 28 states, in a tax-free exchange of stock. Under the terms of the merger agreement, 9,554,003 Key Common Shares, with a value of approximately $325 million, were exchanged for all of the outstanding shares of AFG common stock (based on an exchange ratio of .5 shares for each share of AFG). In addition, immediately prior to the closing, AFG completed a spin-off to its shareholders of 95.01% of its common stock interest in Patlex Corporation, a wholly owned patent exploitation and enforcement subsidiary. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of approximately $270 million, which is being amortized using the straight-line method over a period of 25 years.

Mergers and acquisitions completed by Key during 1996 and 1995 (each of which was accounted for as a purchase business combination) are summarized below.

                                                                                                                   COMMON
dollars in millions                              LOCATION                         DATE      ASSETS          SHARES ISSUED
--------------------------------------------------------------------------------------------------------------------------
 Carleton, McCreary, Holmes & Co.                    Ohio                  August 1996       $   1             See note(1)

 Knight Insurance Agency, Inc.(2)           Massachusetts                    June 1996           8                     --

 AutoFinance Group, Inc. (3)                     Illinois               September 1995         181              9,554,003

 Spears, Benzak, Salomon & Farrell, Inc.         New York                   April 1995     See note(4)          1,910,000

 OMNIBANCORP                                     Colorado                February 1995         500              4,043,559


 Casco Northern Bank, National Association          Maine                February 1995         945                     --


 BANKVERMONT Corporation                          Vermont                January  1995         661                     --


-------------------------------------------------------------------------------------------------------------------------

(1) Carleton, McCreary, Holmes & Co. ("Carleton") is an investment-banking firm specializing in mergers and acquisitions and other financial advisory services for mid-sized and large corporations. In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been publicly disclosed.

(2) Knight Insurance Agency, Inc. ("Knight") is an education financing company doing business under the name "Knight College Resource Group."

(3)  See the preceding text for more information regarding this transaction.

(4) Spears, Benzak, Salomon & Farrell, Inc. ("Spears Benzak") is an investment management firm that had approximately $3.2 billion in assets under management on the date of acquisition.

COMPLETED DIVESTITURES

Society First Federal Savings Bank
On June 1, 1996, Key sold Society First Federal Savings Bank ("SFF"), its Florida savings association subsidiary. SFF had assets of approximately $1.2 billion at the time of the transaction. Key continues to provide private banking services in Florida through its trust company located in Naples, Florida. An $8 million gain was realized on the SFF sale and included in other income on the income statement.

Schaenen Wood & Associates, Inc.
On April 21, 1995, KeyCorp Asset Management Holdings, Inc., an indirect wholly owned subsidiary of Key, sold Schaenen Wood & Associates, Inc., an asset management subsidiary. An $11 million loss was realized in connection with the sale ($6 million after tax, $.02 per Common Share) and recorded as an extraordinary item in the first quarter of 1995.

KeyCorp Mortgage Inc.
On March 31, 1995, Key sold the residential mortgage servicing operations of KeyCorp Mortgage Inc. ("KMI"), an indirect wholly owned subsidiary of Key. KMI serviced approximately $25 billion of residential mortgage loans. A $72 million gain was realized on the KMI sale ($42 million after tax, $.17 per Common Share) and recorded as an extraordinary item.

3. SECURITIES AVAILABLE FOR SALE

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($101 million as of September 30, 1996) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of shareholders' equity.

During the fourth quarter of 1995, the FASB granted companies a one-time opportunity to reassess and, if appropriate, reclassify their securities from the held-to-maturity category to the available-for-sale category without calling into question the company's intent to hold other debt securities to maturity in the future. This opportunity appears to have been granted in response to appeals by the banking industry following a clarification of the position of the bank regulatory authorities on related securities accounting matters, a position which if known prior to the effective date of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," would have caused Key to classify significantly more securities as available for sale upon adoption of SFAS No. 115. As a result, during the fourth quarter of 1995, Key reclassified substantially all held-to-maturity debt securities, except securities of states and political subdivisions, to the available-for-sale category. The reclassified securities totaled approximately $8.0 billion and had an amortized cost which approximated fair value.

At September 30, 1996, approximately $7.1 billion of securities were classified as available for sale and shareholders' equity was reduced by $37 million, representing the net unrealized loss on these securities, net of deferred tax benefit.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows (in millions):



                                                                SEPTEMBER 30, 1996
                                               ----------------------------------------------------
                                                                GROSS        GROSS
                                               AMORTIZED   UNREALIZED    UNREALIZED            FAIR
                                                    COST        GAINS        LOSSES           VALUE
                                               ---------   ----------    ----------          ------
U.S. Treasury, agencies and corporations          $1,135          $ 3          $  7          $1,131
States and political subdivisions                     29           --           --               29
Collateralized mortgage obligations                2,488            1            31           2,458
Other mortgage-backed securities                   3,416           34            63           3,387
Other securities                                     107            1           --              108
                                                  ------          ---          ----          ------
    Total                                         $7,175          $39          $101          $7,113
                                                  ======          ===          ====          ======

                                                                December 31, 1995
                                               ----------------------------------------------------
                                                                 Gross        Gross
                                               Amortized    Unrealized   Unrealized            Fair
                                                    Cost         Gains       Losses           Value
                                               ---------    ----------   ----------         --------
U.S. Treasury, agencies and corporations          $1,176          $ 26           --          $1,202
States and political subdivisions                     25             1           --              26
Collateralized mortgage obligations                2,767             8          $24           2,751
Other mortgage-backed securities                   3,850            72           22           3,900
Other securities                                     176             5           --             181
                                                  ------          ---          ----          ------
    Total                                         $7,994          $112          $46          $8,060
                                                  ======          ====          ===          ======

                                                                September 30, 1995
                                               ---------------------------------------------------
                                                                 Gross        Gross
                                               Amortized    Unrealized   Unrealized           Fair
                                                    Cost         Gains       Losses          Value
                                               ---------    ----------   ----------         ------
U.S. Treasury, agencies and corporations          $  663          $ 4           --          $  667
States and political subdivisions                     25            1           --              26
Other mortgage-backed securities                     860            7          $10             857
Other securities                                      46           --           --              46
                                                  ------          ---          ----          ------
    Total                                         $1,594          $12          $10          $1,596
                                                  ======          ===          ===          ======

4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and approximate fair values of investment securities were as follows (in millions):


                                                                  SEPTEMBER 30, 1996
                                               --------------------------------------------------
                                                                  GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                    COST          GAINS        LOSSES       VALUE
                                               ---------     ----------    ----------       -----
States and political subdivisions                 $1,434            $37            $1      $1,470
Other securities                                     219             --             -         219
                                                  ------            ---            --      ------
    Total                                         $1,653            $37            $1      $1,689
                                                  ======            ===            ==      ======

                                                                 December 31, 1995
                                               -------------------------------------------------
                                                                  Gross         Gross
                                               Amortized     Unrealized    Unrealized       Fair
                                                    Cost          Gains        Losses      Value
                                               ---------     ----------    ----------      -----
U.S. Treasury, agencies and corporations          $    5             --             -      $    5
States and political subdivisions                  1,424            $51            $1       1,474
Other securities                                     259             --             -         259
                                                  ------            ---            --      ------
    Total                                         $1,688            $51            $1      $1,738
                                                  ======            ===            ==      ======

                                                                September 30, 1995
                                               --------------------------------------------------
                                                                  Gross        Gross
                                               Amortized     Unrealized    Unrealized        Fair
                                                    Cost          Gains        Losses       Value
                                               ---------     ----------    ----------      ------
U.S. Treasury, agencies and corporations          $  538           $  6          $  1      $  543
States and political subdivisions                  1,446             51             1       1,496
Collateralized mortgage obligations                3,495              1            68       3,428
Other mortgage-backed securities                   3,764             74            32       3,806
Other securities                                     417             12            13         416
                                                  ------            ---            --      ------
    Total                                         $9,660           $144          $115      $9,689
                                                  ======           ====          ====      ======


5. LOANS

Loans are summarized as follows (in millions):


                                           SEPTEMBER 30,     December 31,    September 30,
                                                   1996             1995             1995
                                           -------------     ------------    -------------
Commercial, financial and agricultural          $11,943          $11,535          $11,559
Real estate--construction                         1,719            1,520            1,477
Real estate--commercial mortgage                  7,033            7,254            7,267
Real estate--residential mortgage                11,034           12,177           12,897
Credit cards                                      1,669            1,564            1,415
Other consumer                                    9,281            8,553            8,558
Student loans held for sale                       2,283            2,081            2,498
Lease financing                                   3,157            2,887            2,653
Foreign                                             172              121               86
                                                -------          -------          -------
    Total                                       $48,291          $47,692          $48,410
                                                =======          =======          =======

Changes in the allowance for loan losses are summarized as follows (in millions):

                                      Three months ended September 30,   Nine months ended September 30,
                                      --------------------------------   -------------------------------
                                            1996            1995            1996            1995
                                            ----            ----            ----            ----
Balance at beginning of period             $ 870           $ 867           $ 876           $ 830
   Charge-offs                               (72)            (57)           (216)           (149)
   Recoveries                                 23              30              78              84
                                           -----           -----           -----           -----
      Net charge-offs                        (49)            (27)           (138)            (65)
   Provision for loan losses                  49              27             140              66
   Allowance acquired/(sold), net           --                12              (8)             47
   Transfer from OREO allowance             --              --              --                 1
                                           -----           -----           -----           -----
Balance at end of period                   $ 870           $ 879           $ 870           $ 879
                                           =====           =====           =====           =====



6. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At September 30, 1996, the recorded investment in impaired loans was $185 million. Included in this amount is $91 million of impaired loans for which the specifically allocated allowance for loan losses is $26 million, and $94 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, the recorded investment in impaired loans was $205 million, of which $126 million had a specifically allocated allowance of $40 million and $79 million were carried at their estimated fair value. The decrease in impaired loans since the 1995 year end was due primarily to the sale of two impaired commercial loans totaling $38 million. The average recorded investment in impaired loans for the third quarter of 1996 was $175 million, down from $183 million for the third quarter of last year.

Nonperforming assets were as follows (in millions):


                                                SEPTEMBER 30,   December 31,    September 30,
                                                        1996           1995             1995
                                                       -----           -----           -----
Impaired loans                                         $ 185           $ 205           $ 181
Other nonaccrual loans                                   158             125             128
Restructured loans                                         1               3               4
                                                       -----           -----           -----
    Total nonperforming loans                            344             333             313
Other real estate owned                                   59              56              64
Allowance for OREO losses                                (10)            (14)            (15)
                                                       -----           -----           -----
    Other real estate owned, net of allowance             49              42              49
Other nonperforming assets                                 3               4               5
                                                       =====           =====           =====
    Total nonperforming assets                         $ 396           $ 379           $ 367
                                                       =====           =====           =====

Key considers all nonaccrual loans to be impaired loans, except for smaller-balance, homogeneous nonaccrual loans (shown in the preceding table as "Other nonaccrual loans") excluded in accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." A loan is not deemed impaired during a period of delay in payment of 90 days or less if Key expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

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

Key excludes smaller-balance, homogeneous nonaccrual loans from impairment evaluation. Generally these include loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. Key applies historical loss experience rates to these loans, adjusted based on management's assessment of emerging credit trends and other factors. The resulting loss estimates are specifically allocated for by loan type in the allowance for loan losses. In general, such loans are charged off when payment is 120-180 days past due.

7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows (dollars in millions):

                                                                     SEPTEMBER 30,     December 31,  September 30,
                                                                              1996            1995           1995
                                                                     -------------     ------------  -------------
 Senior medium-term notes due through 2005(1)                            $  924          $  995          $1,052
 Subordinated medium-term notes due through 2005(2)                         183             183             165
 7.50%       Subordinated notes due 2006                                    250            --              --
 6.75%       Subordinated notes due 2006                                    200            --              --
 8.125%      Subordinated notes due 2002                                    199             198             198
 8.00 %      Subordinated notes due 2004                                    125             125             125
 8.40%       Subordinated capital notes due 1999                             75              75              75
 8.404%      Notes due 1997 through 2001                                     49              49              49
 8.875%      Notes due 1996                                                --                75              75
 8.255%      Notes due 1996                                                --                23              23
 All other long-term debt                                                    18            --              --
                                                                         ------          ------          ------
   Total parent company                                                   2,023           1,723           1,762

Senior medium-term bank notes due through 1998(3)                         1,275           1,399           1,399
 7.25%       Subordinated notes due 2005                                    200             200             200
 7.85%       Subordinated notes due 2002                                    200             200             200
 6.75%       Subordinated notes due 2003                                    199             199             199
 7.50%       Subordinated notes due 2008                                    165            --              --
 7.125%      Subordinated notes due 2006                                    125            --              --
 7.125%      Subordinated notes due 2006                                    125            --              --
 7.55%       Subordinated notes due 2006                                     75            --              --
 7.375%      Subordinated notes due 2008                                     70            --              --
Federal Home Loan Bank Advances                                             193             267             273
Industrial revenue bonds                                                     10              10              10
All other long-term debt                                                      4               5               5
                                                                         ------          ------          ------
   Total subsidiaries                                                     2,641           2,280           2,286
                                                                         ------          ------          ------
      Total                                                              $4,664          $4,003          $4,048
                                                                         ======          ======          ======

(1) The weighted average rate on the senior medium-term notes due through 2005 was 6.50%, 6.62% and 6.63% at September 30, 1996, December 31, 1995, and
     September 30, 1995, respectively.

(2) The weighted average rate on the subordinated medium-term notes due through 2005 was 6.81% at September 30, 1996, and 6.88% at December 31, 1995, and September 30, 1995.

(3) The weighted average rate on the senior medium-term notes due through 1998 was 6.68% at September 30, 1996, and 6.71% at December 31, 1995, and September 30, 1995.

8. INCOME TAXES

The effective income tax rate (provision for income taxes as a percentage of income before income taxes) for the 1996 third quarter was 32.8% compared with 33.1% for the third quarter of 1995. For the first nine months of 1996, the effective income tax rate was 32.2% compared with 31.4% for the same period in 1995. The lower 1995 year-to-date effective income tax rate as compared with that of 1996 was primarily attributable to the first quarter 1995 recognition of one-time tax benefits totaling $16 million related to acquisitions made in years prior to 1992. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to the impact of continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

9. EXTRAORDINARY ITEM

During the first quarter of 1995, Key recorded an extraordinary net gain of $61 million ($36 million after tax, $.15 per Common Share), representing the net effect of a gain of $72 million ($42 million after tax, $.17 per Common Share) from the sale of the residential mortgage servicing operations of KMI, an indirect wholly owned subsidiary of Key, and a loss of $11 million ($6 million after tax, $.02 per Common Share) on the sale of Schaenen Wood & Associates, Inc., an indirect wholly owned asset management subsidiary of Key. These transactions are described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage their exposure to market risk effectively. Market risk is the possibility that Key's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management or trading purposes, as discussed in the remainder of this note. In addition to the market risks inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that Key will incur a loss due to a counterparty's failure to perform its contractual obligations.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR LENDING-RELATED PURPOSES
The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein Key's maximum possible accounting loss equals the contractual amount of the instruments (in millions):

                                               SEPTEMBER 30,     December 31,    September 30,
                                                       1996             1995             1995
                                                    -------          -------          -------
Loan commitments:
     Credit card lines                              $ 7,253          $ 6,996          $ 5,874
     Home equity                                      3,081            3,982            3,782
     Commercial real estate and construction          1,527            1,554            1,636
     Commercial and other                            10,233            9,883            9,892
                                                    -------          -------          -------
          Total loan commitments                     22,094           22,415           21,184

Other commitments:
     Standby letters of credit                        1,285            1,108            1,108
     Commercial letters of credit                       206              144              254
     Loans sold with recourse                            30               34               35
                                                    -------          -------          -------
          Total loan and other commitments          $23,615          $23,701          $22,581
                                                    =======          =======          =======

These instruments involve, to varying degrees, credit risk in excess of amounts recognized in Key's consolidated balance sheet. Key mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits and, when deemed necessary, securing collateral.

The banks' commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of the banks' customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by Key. The credit-worthiness of each customer is evaluated on a case-by-case basis. The estimated fair values of these commitments and the standby letters of credit discussed below are not material. Key does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit-worthiness of the banks' customers by assuring the customers' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest, and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES Key manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of its assets and liabilities. Primary among the financial instruments used by both Key and its affiliate banks are interest rate swap contracts. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Key deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of September 30, 1996, all counterparties were expected to meet their obligations. At September 30, 1996, Key had credit exposure of an aggregate $6 million to seven counterparties, with the largest credit exposure to an individual counterparty amounting to $2 million.

Under conventional interest rate swap contracts, payments based on fixed or variable rates are received based upon the notional amounts of the swaps in exchange for payments based on variable or fixed rates. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of the index at each payment review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At September 30, 1996, Key was party to $1.8 billion and $3.2 billion of indexed amortizing swaps that used a LIBOR (London Interbank Offered Rates) index and a CMT (Constant Maturity Treasuries) index, respectively, for the payment review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

The following table summarizes the notional amount, fair value, maturity and weighted average rate received and paid for the various types of portfolio interest rate swaps used by Key (in millions):

                                                     SEPTEMBER 30, 1996                                      December 31, 1995
                                 -----------------------------------------------------------------     ----------------------------
                                                                              WEIGHTED AVERAGE RATE
                                  NOTIONAL          FAIR        MATURITY     ----------------------      Notional        Fair
                                    AMOUNT         VALUE         (YEARS)       RECEIVE           PAY      Amount         Value
                                 --------------------------------------------------------------------   ----------------------------
Receive fixed/pay variable -
   indexed amortizing(1)          $  5,320          $(49)           2.7           6.77%         5.62%         $ 6,200       $  70
Receive fixed/pay variable -
   conventional                      3,517           (33)           7.4           6.74          5.62            2,497         104
Pay fixed/receive variable -
   conventional                      2,313            (3)           1.2           5.51          6.30            2,412         (21)
Basis swaps                            400            --             .9           5.44          5.44               --          --
                                  --------          ----                                                     --------       -----
   Total portfolio swaps          $ 11,550          $(85)           3.8           6.46%         5.75%         $11,109       $ 153
                                  ========          ====                                                     ========       =====

(1) Maturity is based upon expected average lives rather than contractual terms.


Based on the weighted average rates in effect at September 30, 1996, the spread on portfolio interest rate swaps, excluding the amortization of deferred gains and losses on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 71 basis points). The aggregate negative fair value of $(85) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized loss that would be recognized if the portfolio were to be liquidated at that date.

The following table summarizes the notional amounts, fair values and weighted average rates of portfolio swaps by interest rate management strategy (in millions):


                                                         SEPTEMBER 30, 1996                                December 31, 1995
                                       ---------------------------------------------------------      --------------------------
                                                                           WEIGHTED AVERAGE RATE
                                          NOTIONAL        FAIR             ---------------------       Notional           Fair
                                          AMOUNT          VALUE            RECEIVE          PAY        Amount            Value
                                       ------------    --------            ---------      ------      ---------          -------
Convert variable rate loans
     to fixed                            $ 6,688          $(80)             6.71%          5.61%       $ 7,567          $ 113
Convert variable rate deposits
     and short-term borrowings
     to fixed                              2,033            (2)             5.53           6.26          2,275            (18)
Convert variable rate long-term
     debt to fixed                           280            (1)             5.38           6.58            137             (3)
Convert fixed rate long-term
     debt to variable                      2,149            (2)             6.91           5.65          1,130             61
Convert variable rate index of
     short-term borrowings                   400           --               5.44           5.44           --             --
                                         -------          ----                                         -------          -----
     Total portfolio swaps               $11,550          $(85)             6.46%          5.75%       $11,109          $ 153
                                         =======          =====                                        =======          =====


Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method over the projected remaining life of the related swap contract at its termination and recorded as an adjustment of the yield on the respective on-balance sheet item that was being managed. Including the impact of both the spread on the swap portfolio and the amortization of the deferred gains and losses resulting from terminated swaps, portfolio interest rate swaps increased net interest income for the third quarter of 1996 by $19 million, and reduced net interest income by $8 million for the same period in 1995. During 1995, swaps with a notional amount of $1.4 billion were terminated, resulting in net deferred losses of $49 million. Key recognized $38 million of swap losses during the first quarter of 1995 in connection with the sale of the residential mortgage loan servicing business. These recognized losses, which were direct costs of disposing of the business, were included in the determination of the net gain from the sale. The losses included $15 million of the $49 million of deferred swap losses referred to above and $23 million of deferred swap losses recorded prior to 1995. During the first nine months of 1996, swaps with a notional amount of $800 million were terminated, resulting in a deferred gain of $.3 million.

A summary of Key's deferred swap gains and (losses) at September 30, 1996, is as follows (dollars in millions):


                                                 Weighted Average
                              Deferred                  Remaining
Asset/Liability Managed  Gains/(Losses)      Amortization (Years)
-----------------------  --------------      --------------------
Loans                         $   (1)                        2.1
Debt                              18                         6.6
                              ------
 Total                        $   17
                              ======

Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specified prices. Key had caps and floors with a notional amount and fair value of $944 million and $2 million, respectively, at September 30, 1996. There were no futures contracts outstanding at the same date.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
Key's affiliate banks also use interest rate swap, cap and floor contracts for dealer activities (which are generally limited to the banks' commercial loan customers) and enter into other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The customer swaps, caps and floors, as well as the third party positions, are recorded at their estimated fair values, and adjustments to fair value are included in other income on the income statement.

Key also enters into foreign exchange forward contracts to accommodate the business needs of its customers and for proprietary trading purposes. These contracts provide for the delayed delivery or purchase of foreign currency. The foreign exchange risk associated with such contracts is mitigated by entering into other foreign exchange contracts with third parties. Adjustments to the fair value of all such foreign exchange forward contracts are included in other income on the income statement.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at September 30, 1996, and on average for the nine-month period then ended, is presented below (in millions). The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet.

                                                September 30, 1996  Nine months ended September 30, 1996
                                                ------------------  ------------------------------------
                                              Notional         Fair           Average          Average
Interest rate contracts:                        Amount        Value   Notional Amount         Fair Value
                                              --------        -----   ---------------     --------------
 Trading swaps:
  Assets                                       $3,265          $ 36           $ 2,183           $ 27
  Liabilities                                   1,565           (18)            1,794            (13)
 Caps and floors purchased                      1,773             3             1,280              2
 Caps and floors written                        1,819            (3)            1,329             (2)

Foreign exchange forward contracts:(1)
 Assets                                           394            10               502             12
 Liabilities                                      352           (10)              491            (12)

(1)  Excludes the effect of foreign spot contracts.

At September 30, 1996, credit exposure from financial instruments held or issued for trading purposes is limited to the aggregate fair value of each contract with a positive fair value, or $36 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $4 million and $9 million, respectively, for the first nine months of 1996 and $5 million and $9 million, respectively, for the first nine months of 1995.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 1996 and 1995, and the related consolidated statements of income for the three and nine-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Key as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          /s/ Ernst & Young LLP

Cleveland, Ohio
October 15, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto, presented on pages 3 through 16.

This report contains forward-looking comments which are subject to numerous assumptions, risks and uncertainties. Comments pertaining to periods subsequent to 1996 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from any such forward-looking comments for a variety of factors including, in addition to those factors mentioned elsewhere in this report, the following: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delays in or changes impacting Key's ability to execute on the strategic initiatives outlined herein to grow revenues and/or control expenses (including Key's recently announced objective to achieve a targeted efficiency ratio of 55% by around the end of 1997, and the initiation of a comprehensive review of Key's branch delivery system and overall cost structure as discussed on page 19); and significant changes in accounting, tax, or regulatory practices or requirements.

During the first nine months of 1996, a number of actions were taken in connection with the execution of Key's strategic plan. These actions reflect continuing efforts to reallocate resources to businesses with higher earnings potential and to focus on certain customer segments, while emphasizing technology to enhance service capability. Specifically, during the first quarter, Key launched its first small-business specialty center in Columbus, Ohio. The opening of the specialty center is part of an overall plan to transform the branch network into customized "KeyCenters" which target the needs of specific customer segments. Other first quarter actions included the formation of two new subsidiaries which provide specialized services, primarily to corporate and institutional customers. Key Global Finance, Ltd. provides sophisticated, asset-specific structured financing to large corporate clients, while Key Capital Markets, Inc. ("KCMI"), a broker-dealer registered with the National Association of Securities Dealers, Inc., provides foreign exchange, financial risk management and financial advisory services to its institutional clients in the public and private sector. KCMI also engages in certain underwriting and dealing activities authorized by the Federal Reserve Board.

In the second quarter, Key acquired Knight, a Boston-based company (doing business under the name "Knight College Resource Group") which specializes in providing education financing programs, and now operates as a wholly owned subsidiary of KeyBank USA, National Association. Also in the second quarter, Key completed the sale of SFF, its Florida savings association subsidiary, but continues to provide private banking services in Florida through its trust company located in Naples.

In the third quarter, Key acquired Carleton, a Cleveland-based investment-banking firm specializing in mergers and acquisitions and other financial advisory services for mid-sized and larger corporate clients, and merged it into KCMI. Key also announced an alliance with fourteen other North American banks and IBM to form Integrion Financial Network with the purpose of developing a secure, wide-ranging home banking and electronic commerce network. Customers in selected Key markets will have access to the network in mid-1997. Initiatives in telephone banking continued to be well-received by customers as new loan volume generated by Key's 24-hour telebanking centers during the first nine months of 1996 was nearly three times that produced in the same period last year.

In addition to the above actions, during the first nine months of 1996 management continued to take certain steps to manage Key's balance sheet in accordance with strategies developed in mid-1995 to improve returns to shareholders, improve liquidity, enhance capital flexibility and manage credit risk. These steps included the sale of $500 million of residential mortgage loans, $101 million of out-of-franchise credit cards and $608 million of student loans (of which $357 million was associated with securitizations). Other steps included the securitization and sale of $141 million of sub-prime auto loans and the continued, planned runoff of lower-yielding securities. An additional $354 million of student loans was securitized during the third quarter and subsequently sold in October.

Key continued to manage its capital base proactively to optimize returns to shareholders. During the first nine months of 1996, 10,104,566 Key Common Shares were repurchased as part of the 12,000,000 Common Shares repurchase program authorized by the Key Board of Directors in January 1996. The repurchase of these shares reflected, in large part, the additional capital flexibility achieved through loan sales and securitizations completed during 1995 and in the first nine months of 1996. Key completed the repurchase of the remaining authorized shares in October. In addition, on June 30, 1996, Key redeemed its 10% Cumulative Preferred Stock in accordance with approval received earlier in the year from the Board of Directors.

In January, the merger of Key's Indiana and Michigan affiliate banks was completed as the first step in plans to combine the affiliate banks in the Great Lakes Region. The final stage of the Great Lakes reorganization was completed in June as the Indiana/Michigan bank was merged with and into Society National Bank, Key's principal bank subsidiary located in Ohio, with the resulting bank being named KeyBank National Association. Key plans to consolidate all of its bank subsidiaries into one national banking institution in 1997. All of Key's bank subsidiaries now have "Key" as part of their names, facilitating the effectiveness of a national branding marketing campaign.

In October, Key announced it had initiated a comprehensive review of its branch delivery system and overall cost structure, with the objective of achieving a targeted efficiency ratio of 55% by around the end of 1997. While the comprehensive review is in its early stages, it is possible that, as a result of that review, Key will incur a special charge relating to branch consolidations and closings, severance costs and other matters. The amount and timing of the charge, if any, can not yet be determined.

The above items are discussed in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements referred to previously.

PERFORMANCE OVERVIEW

Figure 1 presents the primary income and expense components for the first nine months of 1996 and 1995 expressed on a per Common Share basis. The selected financial data set forth in Figure 2 presents certain information highlighting Key's financial performance for each of the last five quarters and the year-to-date periods ended September 30, 1996 and 1995. The items referred to in this performance overview and in Figures 1 and 2 are more fully described in the following discussion or in the notes to the unaudited consolidated interim financial statements presented on pages 7 through 16.

FIGURE 1.  COMPONENTS OF EARNINGS PER COMMON SHARE

                                               Nine Months ended September 30,          Change
                                               ------------------------------  -----------------------
                                                   1996            1995          Amount        Percent
                                               --------          ------         -------         ------
Interest income                                  $16.03          $16.39          $ (.36)          (2.2)%
Interest expense                                   7.24            7.96            (.72)          (9.0)
                                                 ------          ------         -------
Net interest income                                8.79            8.43             .36            4.3
Provision for loan losses                           .60             .28             .32          114.3
                                                 ------          ------         -------
Net interest income after provision for
    loan losses                                    8.19            8.15             .04             .5
Noninterest income                                 3.47            2.69             .78           29.0
Noninterest expense                                7.63            7.21             .42            5.8
                                                 ------          ------         -------
Income before income taxes and
  extraordinary item                               4.03            3.63             .40           11.0
Income taxes                                       1.30            1.14             .16           14.0
Preferred dividends                                 .03             .05            (.02)         (40.0)
                                                 ------          ------         -------
Earnings per Common Share
    before extraordinary item                      2.70            2.44             .26           10.7
Extraordinary net gain from sales of
  subsidiaries, net of income taxes                --               .15            (.15)        (100.0)
                                                 ------          ------         -------
Earnings per Common Share                        $ 2.70          $ 2.59          $  .11            4.2%
                                                 ======          ======         =======

Net income for the third quarter of 1996 totaled $218 million, or a record $.95 per Common Share, excluding a one-time charge of $17 million ($11 million after-tax, $.05 per Common Share) to provide for an assessment mandated by legislation passed by Congress on September 30, 1996, to recapitalize the Savings Association Insurance Fund ("SAIF"). Including the SAIF assessment, net income for the third quarter of 1996 was $207 million, or $.90 per Common Share. This compared with $209 million, or $.90 per Common Share, for the third quarter of 1995. On an annualized basis, the return on average total equity for the third quarter of 1996 was 16.73%, down from 17.79% for the same period last year. The annualized returns on average total assets for the third quarters of 1996 and 1995 were 1.28% and 1.25%, respectively. Primary factors affecting the comparative earnings were a $16 million increase in taxable-equivalent net interest income and a $54 million increase in noninterest income, offset in part by a $22 million increase in the provision for loan losses and a $37 million increase in noninterest expense, excluding the SAIF assessment. The efficiency ratio, which measures the extent to which recurring revenues are used to pay operating expenses, was 60.71% compared with 60.50% and 61.27% for the second quarter of 1996 and the third quarter of 1995, respectively.

Net income for the first nine months of 1996 was $632 million, or $2.70 per Common Share, up from $618 million, or $2.59 per Common Share, for the same period last year. On an annualized basis, the return on average total equity for the first nine months of 1996 was 16.62% compared with 17.46% for the same period a year ago. The annualized returns on average total assets for the first nine months of 1996 and 1995 were 1.30% and 1.24%, respectively.

As previously discussed, 1996 results included a one-time SAIF assessment of $17 million ($11 million after tax, $.05 per Common Share) recorded during the third quarter. Included in 1995 year-to-date results was the effect of several significant nonrecurring items recorded during the first quarter. An extraordinary net gain of $61 million ($36 million after tax, $.15 per Common Share) was recorded in connection with the sales of certain subsidiaries. This net gain included a gain of $72 million ($42 million after tax, $.17 per Common Share) from the sale of the residential mortgage loan servicing business and a loss of $11 million ($6 million after tax, $.02 per Common Share) incurred in connection with the sale of Schaenen Wood & Associates, Inc., an asset management subsidiary. Efforts to reconfigure the balance sheet in order to reduce exposure to changes in interest rates resulted in net losses of $49 million ($31 million after tax, $.13 per Common Share) from the sales of securities. In addition, Key recorded one-time tax benefits of $16 million, or $.07 per Common Share, which related to acquisitions completed in prior years. In the aggregate, these nonrecurring items increased 1995 year-to-date earnings by $21 million, or $.09 per Common Share.

Excluding the impact of the 1996 and 1995 nonrecurring items, earnings for the first nine months of 1996 were up $46 million, or 8%, from the same period a year ago. Affecting the comparative results were a $52 million increase in taxable-equivalent net interest income and a $173 million increase in noninterest income. These positive factors were partially offset by increases of $74 million and $57 million in the provision for loan losses and noninterest expense, respectively. The efficiency ratio improved to 60.81% for the first nine months of 1996 from 62.79% for the same period a year ago.

Figure 2. Selected Quarterly Financial Data

                                                                                                               Nine months ended
                                                                  1996                       1995                 September 30,
                                                     -----------------------------    ------------------     ---------------------
dollars in millions, except per share amounts         THIRD      Second      First     Fourth     Third        1996         1995
---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                     $  1,238   $  1,234   $  1,236   $  1,278   $  1,299   $  3,708   $     3,843
Interest expense                                         555        552        567        618        633      1,674         1,867
Net interest income                                      683        682        669        660        666      2,034         1,976
Provision for loan losses                                 49         47         44         34         27        140            66
Noninterest income                                       289        264        249        304        235        802           629
Noninterest expense                                      615        579        570        622        561      1,764         1,690
Income before income taxes and extraordinary item        308        320        304        308        313        932           849
Income before extraordinary item                         207        217        208        207        209        632           582
Net income                                               207        217        208        207        209        632           618
Net income applicable to Common Shares                   207        213        204        203        205        624           606
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before extraordinary item                    $    .90   $    .92    $   .88   $    .86   $    .90   $   2.70   $      2.44
Net income                                               .90        .92        .88        .86        .90       2.70          2.59
Cash dividends                                           .38        .38        .38        .36        .36       1.14          1.08
Book value at period end                               21.91      21.63      21.43      21.36      20.74      21.91         20.74
Market price:
     High                                              44.38      40.25      39.13      37.25      35.13      44.38         35.13
     Low                                               36.25      36.75      33.38      33.25      30.38      33.38         24.50
     Close                                             44.00      38.75      38.63      36.25      34.25      44.00         34.25
Weighted average Common Shares (000)                 229,668    231,341    233,100    235,753    228,187    231,363       234,462
---------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                               $ 48,291   $ 47,826   $ 48,161   $ 47,692   $ 48,410   $ 48,291   $    48,410
Earning assets                                        57,640     57,404     57,941     58,762     60,847     57,640        60,847
Total assets                                          65,356     64,764     65,052     66,339     67,967     65,356        67,967
Deposits                                              44,523     44,417     45,401     47,282     47,905     44,523        47,905
Long-term debt                                         4,664      4,174      4,266      4,003      4,048      4,664         4,048
Common shareholders' equity                            4,976      4,996      4,964      4,993      4,923      4,976         4,923
Total shareholders' equity                             4,976      4,996      5,124      5,153      5,083      4,976         5,083
---------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                          1.28%      1.35%      1.28%      1.23%      1.25%      1.30%         1.24%
Return on average common equity                        16.73      17.15      16.42      16.31      18.07      16.76         17.72
Return on average total equity                         16.73      16.93      16.22      16.11      17.79      16.62         17.46
Efficiency(1)                                          60.71      60.50      61.22      63.67      61.27      60.81         62.79
Overhead(2)                                            44.40      45.53      47.07      47.36      47.89      45.66         50.43
Net interest margin (TE)                                4.82       4.80       4.70       4.53       4.50       4.78          4.46
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                        7.61%      7.71%      7.88%      7.77%      7.48%      7.61%         7.48%
Tangible equity to tangible assets                      6.20       6.27       6.38       6.25       5.98       6.20          5.98
Tier I risk-adjusted capital                            7.49       7.60       7.71       7.53       7.55       7.49          7.55
Total risk-adjusted capital                            12.50      11.72      11.45      10.85      10.84      12.50         10.84
Leverage                                                6.38       6.43       6.43       6.20       6.19       6.38          6.19

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

(1) Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(2) Calculated as noninterest expense (excluding certain nonrecurring charges) less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

TE = Taxable Equivalent

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Key. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (both on and off-balance sheet), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

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

For the third quarter of 1996, net interest income reached a record high of $696 million, up $16 million, or 2%, from the same period last year. This increase resulted from a net interest margin which rose by 32 basis points to 4.82%, the highest level achieved since the second quarter of 1994. The impact of the improved margin more than offset the effect of a managed decrease of $2.9 billion, or 5%, in average earning assets. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The increase in the net interest margin as compared with the year ago quarter reflected the origination of new loans with wider interest rate spreads as well as the impact of continued actions taken to reconfigure the balance sheet. Primary among these actions were loan securitizations and sales completed since the third quarter of last year and fourth quarter 1995 securities sales. These actions are more fully described in the following Asset and Liability Management section. Other factors which contributed to the improved margin were the completion during the first quarter of 1996 of the amortization of deferred losses resulting from the 1994/1995 swap terminations related to the balance sheet reconfiguration, the investment of funds from maturing securities into higher-yielding loans and the replacement of maturing bank notes and pay fixed swaps with similar instruments having lower interest rates during the fourth quarter of last year. The positive impact of these factors was moderated somewhat by the effect of the funding costs associated with the Common Share repurchase program. Swap terminations are discussed in greater detail in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13. During the third quarter, Key's net interest margin continued to improve, increasing two basis points from the prior quarter and marking the sixth consecutive quarter of increases.

Average earning assets for the third quarter totaled $57.4 billion, which was $2.9 billion, or 5%, lower than the third quarter 1995 level. This decrease was due primarily to a $2.4 billion, or 21%, decline in securities (including both investment securities and securities available for sale) and a $203 million, or 30%, decline in short-term investments. The planned reduction in securities is part of Key's overall asset/liability management strategy, which is discussed under Recent Management Actions in the following Asset and Liability Management section.

Key uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13) in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $11.6 billion at September 30, 1996, from $11.1 billion at year-end 1995. For the third quarter of 1996, interest rate swaps contributed $19 million and 13 basis points to net interest income and the net interest margin, respectively, including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps. During the same period in 1995, interest rate swaps reduced net interest income by $8 million and the net interest margin by 5 basis points. The manner in which interest rate swaps are used in Key's overall program of asset and liability management is described in the following Asset and Liability Management section.

FIGURE 3. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                THIRD QUARTER 1996             Second Quarter 1996
                                         ------------------------------     ---------------------------
                                         AVERAGE                 YIELD/     Average             Yield/
dollars in millions                      BALANCE     INTEREST      RATE     Balance   Interest    Rate
-------------------------------------------------------------------------------------------------------
ASSETS
Loans: (1), (2)
 Commercial, financial and agricultural   $11,785        $267       9.01 %   $12,134      $271     8.98 %
 Real estate                               19,757         442       8.90      20,155       449     8.96
 Consumer                                  10,798         277      10.21      10,490       264    10.12
 Student loans held for sale                2,463          51       8.24       2,343        48     8.24
 Lease financing                            3,065          50       6.49       2,971        49     6.63
 Foreign                                      149           3       8.03          99         2     7.93
-------------------------------------------------------------------------------------------------------
  Total loans                              48,017       1,090       9.03      48,192     1,083     9.04
Mortgage loans held for sale                   86           2       8.34         100         2     8.04
Taxable investment securities                 251           4       6.34         259         3     5.64
Tax-exempt investment securities (1)        1,458          29       7.91       1,414        28     7.96
-------------------------------------------------------------------------------------------------------
  Total investment securities               1,709          33       7.68       1,673        31     7.45
Securities available for sale (1), (3)      7,152         120       6.75       7,410       124     6.73
Interest-bearing deposits with banks           18         ---       3.57          28       ---     2.70
Federal funds sold and securities
 purchased under resale agreements            385           5       5.17         418         5     5.08
Trading account assets                         60           1       5.21          45         1     5.25
-------------------------------------------------------------------------------------------------------
  Total short-term investments                463           6       5.16         491         6     4.96
-------------------------------------------------------------------------------------------------------
  Total earning assets                     57,427       1,251       8.67      57,866     1,246     8.66
Allowance for loan losses                    (870)                              (877)
Other assets                                7,923                              7,634
-------------------------------------------------------------------------------------------------------
                                          $64,480                            $64,623
                                          =======                            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts             $10,851          82       3.01     $10,273        76     2.98
Savings deposits                            5,463          33       2.40       5,832        37     2.55
NOW accounts                                1,733           9       2.07       2,348        12     2.06
Certificates of deposit ($100,000 or more)  3,133          45       5.71       3,267        49     6.03
Other time deposits                        13,338         175       5.22      13,849       178     5.17
Deposits in foreign offices                 1,189          16       5.35       1,154        15     5.23
-------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits          35,707         360       4.01      36,723       367     4.02
Federal funds purchased and securities
 sold under repurchase agreements           5,694          72       5.03       5,899        74     5.05
Other short-term borrowings                 3,669          55       5.96       2,922        44     6.06
Long-term debt (4)                          4,359          68       6.28       4,152        67     6.60
-------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities       49,429         555       4.47      49,696       552     4.47
Noninterest-bearing deposits                8,467                              8,202
Other liabilities                           1,661                              1,571
Preferred stock                               ---                                158
Common shareholders' equity                 4,923                              4,996
-------------------------------------------------------------------------------------------------------
                                          $64,480                            $64,623
                                          =======                            =======
Interest rate spread                                                4.20                           4.19
-------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
 interest margin (TE)                                    $696       4.82 %                $694     4.80 %
                                                         ====       ======                ====     ======

Taxable-equivalent adjustment (1)                        $ 13                              $12
-------------------------------------------------------------------------------------------------------

(1) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%

(2) For purposes of these computations, nonaccrual loans are included in the average loan balances.

(3)  Yield is calculated on the basis of amortized cost.

(4)  Rate calculation excludes ESOP debt.

TE= Taxable Equivalent

     First Quarter 1996            Fourth Quarter 1995            Third Quarter 1995
--------------------------    ---------------------------    ---------------------------
Average             Yield/    Average              Yield/    Average             Yield/
Balance   Interest    Rate    Balance   Interest     Rate    Balance   Interest    Rate
----------------------------------------------------------------------------------------

 $11,578      $256     8.89 %  $11,455      $253      8.75 %  $11,391      $268     9.33 %
  20,734       459     8.90     21,542       489      9.01     22,166       495     8.86
  10,227       263    10.34      9,992       259     10.30      9,720       248    10.14
   2,257        46     8.20      1,848        40      8.48      2,355        51     8.56
   2,895        48     6.67      2,715        48      6.99      2,490        43     6.95
     109         2     7.38         88         1      6.40         74         1     5.06
----------------------------------------------------------------------------------------
  47,800     1,074     9.04     47,640     1,090      9.08     48,196     1,106     9.11
     352         6     6.86        398         7      6.97        168         4     8.75
     267         4     6.03      5,736        95      6.58      8,275       139     6.68
   1,418        29     8.23      1,275        27      8.49      1,532        32     8.29
----------------------------------------------------------------------------------------
   1,685        33     7.88      7,011       122      6.93      9,807       171     6.93
   7,864       129     6.60      3,890        64      6.53      1,457        23     6.15
      32        --     2.89         53         1      4.37         41        --     4.06

     448         7     5.39        417         6      5.89        481         7     5.83
      27        --     5.30         70         1      5.60        144         2     5.75
----------------------------------------------------------------------------------------
     507         7     5.35        540         8      5.71        666         9     5.71
----------------------------------------------------------------------------------------
  58,208     1,249     8.63     59,479     1,291      8.62     60,294     1,313     8.63
    (875)                         (879)                          (870)
   7,778                         7,943                          7,192
----------------------------------------------------------------------------------------
 $65,111                       $66,543                        $66,616
 =======                       =======                        =======

  $8,725        71     3.27     $7,285        66      3.59     $7,154        66     3.67
   6,018        39     2.61      6,201        41      2.65      6,289        42     2.65
   3,984        18     1.82      5,389        27      2.00      5,408        27     2.00
   3,661        54     5.93      3,735        58      6.14      4,070        58     5.69
  14,215       190     5.38     14,623       203      5.50     14,496       206     5.63
     848        12     5.69      1,048        23      8.53      1,867        35     7.42
----------------------------------------------------------------------------------------
  37,451       384     4.12     38,281       418      4.33     39,284       434     4.39

   5,691        72     5.09      6,269        87      5.48      5,672        79     5.55
   2,950        45     6.14      3,089        46      5.92      3,375        52     6.00
   4,102        66     6.59      4,042        67      6.58      4,046        68     6.83
----------------------------------------------------------------------------------------
  50,194       567     4.54     51,681       618      4.74     52,377       633     4.80
   8,208                         8,392                          8,157
   1,551                         1,379                          1,407
     160                           160                            160
   4,998                         4,931                          4,515
----------------------------------------------------------------------------------------
 $65,111                       $66,543                        $66,616
 =======                       =======                        =======
                       4.09                           3.88                          3.83
----------------------------------------------------------------------------------------
              $682     4.70 %               $673      4.53 %               $680     4.50 %
              ====     ====                 ====      ====                 ====     ====
               $13                           $13                            $14
----------------------------------------------------------------------------------------


FIGURE 4. COMPONENTS OF NET INTEREST INCOME CHANGES in millions


                                                From Three Months Ended          From Nine Months Ended
                                                  September 30, 1995               September 30, 1995
                                                 To Three Months Ended            To Nine Months Ended
                                                  September 30, 1996               September 30, 1996
                                             ------------------------------   -----------------------------
                                             Average     Yield/        Net     Average   Yield/       Net
                                              Volume      Rate      Change     Volume     Rate       Change
                                             ------------------------------   -----------------------------
INTEREST INCOME
Loans                                          $  (4)     $(12)     $ (16)     $  14      $  (7)     $   7
Mortgage loans held for sale                      (2)      --          (2)        (1)        (1)        (2)
Taxable investment securities                   (128)       (7)      (135)      (359)       (56)      (415)
Tax-exempt investment securities                  (2)       (1)        (3)        (7)        (5)       (12)
Securities available for sale                     95         2         97        298          3        301
Short-term investments                            (3)      --          (3)       (16)        (4)       (20)
                                                -----      ----      -----      -----      -----      -----
         Total interest income (TE)              (44)      (18)       (62)       (71)       (70)      (141)

INTEREST EXPENSE
Money market deposit accounts                     27       (26)         1         64        (65)        (1)
Savings deposits                                  (6)       12          6        (18)        29         11
NOW accounts                                     (19)        1        (18)       (40)        (4)       (44)
Certificates of deposit ($100,000 or more)       (13)      --         (13)       (13)         3        (16)
Other time deposits                              (16)      (15)       (31)       (24)       (12)       (36)
Deposits in foreign offices                      (11)       (8)       (19)       (65)       (25)       (90)
                                                -----      ----      -----      -----      -----      -----
        Total interest-bearing deposits          (38)      (36)       (74)       (96)       (80)      (176)
Federal funds purchased and securities
    sold under repurchase agreements            --          (7)        (7)        14        (24)       (10)
Other short-term borrowings                        4        (1)         3        (12)        (2)       (14)
Long-term debt                                     5        (5)      --           18        (11)         7
                                                -----      ----      -----      -----      -----      -----
        Total interest expense                   (29)      (49)       (78)       (76)      (117)      (193)
                                                -----      ----      -----      -----      -----      -----
        Net interest income (TE)               $ (15)     $ 31      $  16      $   5      $  47      $  52
                                                =====      ====      =====      =====      =====      =====

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

ASSET AND LIABILITY MANAGEMENT

Asset/Liability Management Committees
Key manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee, and strategies formulated and implemented by the Asset/Liability Strategy Committee (collectively, "ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of Key, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions and liquidity profiles of Key and each of its affiliate banks. Both asset/liability management committees meet at least monthly.

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual repayment schedules. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next 12-month period should not result in more than a 2% impact on net interest income from what net interest income would have been if interest rates did not change. Key remains well within these guidelines.

Recent Management Actions
During the latter half of 1995, a number of actions were taken in connection with the execution of asset/liability management strategies designed to fund loan growth, improve liquidity, reduce longer-term interest rate exposure and enhance capital management flexibility. These actions included the securitization and sale of low margin prime auto loans (in the amount of $299 million), the sale of approximately $1.0 billion of residential mortgage loans, the reclassification of approximately $8.0 billion of securities from the investment securities to the securities available-for-sale portfolio in connection with a one-time opportunity provided by the FASB (discussed in greater detail in Note 3, Securities Available for Sale, beginning on page 8), the sale of $1.3 billion of securities and the execution of $1.0 billion of indexed amortizing receive fixed swaps and $1.0 billion of pay fixed swaps. During the same period, Key repurchased 5,813,450 of its Common Shares. In the first nine months of 1996, Key sold residential mortgage loans totaling $500 million and securitized and sold sub-prime auto loans totaling $141 million. Key expects to securitize another $70 million to $80 million of sub-prime auto loans during the remainder of the fourth quarter. Other actions taken during the nine-month period included the repurchase of 10,104,566 Common Shares and the continued run-off of lower-yielding securities. In response to targeted loan growth and Key's objective of maintaining an interest rate risk position within ALCO guidelines, $1.1 billion of pay fixed swaps were executed during the third quarter to replace maturing pay fixed swaps and fixed-rate borrowings. Management will continue to evaluate strategies to securitize and/or sell loans, taking into account the strategies' impacts on liquidity, capital and earnings.

Interest Rate Swap Contracts
Key's core lending and deposit-gathering businesses have generated more fixed-rate deposits than fixed-rate loans. Left unaddressed, this would result in an asset-sensitive position and place Key's earnings at risk to declining interest rates as interest-earning assets would reprice faster than would interest-bearing liabilities. In addition to Key's primarily fixed-rate securities portfolio, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decision to use portfolio interest rate swaps versus on-balance sheet securities to manage interest rate risk has depended on various factors, including funding costs, liquidity and capital requirements. As summarized in Figure 5, Key's portfolio swaps totaled $11.6 billion at September 30, 1996, and consisted principally of contracts wherein Key receives a fixed rate of interest while paying a variable rate.

FIGURE 5.  INTEREST RATE SWAP PORTFOLIO
dollars in millions

                                                           SEPTEMBER 30, 1996                                   December 31, 1995
                                 ------------------------------------------------------------------------   -----------------------
                                                                                  WEIGHTED AVERAGE RATE
                                         NOTIONAL          FAIR        MATURITY  -------------------------     Notional       Fair
                                          AMOUNT         VALUE         (YEARS)       RECEIVE           PAY      Amount       Value
                                 -----------------------------------------------------------------------    -----------------------
Receive fixed/pay variable -
   indexed amortizing(1)                $  5,320          $(49)           2.7           6.77%         5.62%     $ 6,200      $  70
Receive fixed/pay variable -
   conventional                            3,517           (33)           7.4           6.74          5.62        2,497        104
Pay fixed/receive variable -
   conventional                            2,313            (3)           1.2           5.51          6.30        2,412        (21)
Basis swaps                                  400            --             .9           5.44          5.44           --         --
                                         -------          ----                                                  -------       ----
   Total portfolio swaps                  11,550           (85)           3.8           6.46          5.75       11,109        153
Customer swaps                             4,830            18            4.7           6.23          6.30        2,844         11
                                         -------          ----                                                  -------       ----
   Total interest rate swaps             $16,380          $(67)           4.0           6.39%         5.91%     $13,953       $164
                                         =======          ====                                                  =======       ====

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

In addition to portfolio swaps, Key has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Adjustments to the fair values of such swaps are included in other income on the income statement. The $4.8 billion notional amount of customer swaps presented in Figure 5 includes $2.4 billion of interest rate swaps that receive a fixed rate and pay a variable rate and $2.4 billion of interest rate swaps that pay a fixed rate and receive a variable rate.

The total notional amount of all interest rate swap contracts outstanding was $16.4 billion at September 30, 1996, $14.0 billion at December 31, 1995, and $11.9 billion at September 30, 1995. The weighted average rates presented in Figure 5 are those in effect at September 30, 1996. Portfolio interest rate swaps increased net interest income and the net interest margin by $19 million and by 13 basis points, respectively, during the third quarter of 1996. These increases reflected the impact of a positive spread on the third quarter 1996 swap portfolio, which more than offset the amortization of deferred losses from swaps terminated in prior periods. As of September 30, 1996, the spread on portfolio interest rate swaps, which excludes the amortization of deferred swap gains and losses, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 71 basis points). The portfolio had an aggregate negative fair value of $(85) million at the same date. The aggregate fair value was estimated through the use of discounted cash flow models which contemplate interest rates using the applicable forward yield curve. As shown in Figure 5, the estimated fair value of Key's total interest rate swap portfolio decreased during the first nine months of 1996 from a fair value of $164 million at December 31, 1995. The decline in fair value over the past nine months reflected the financial markets' expectations, as measured by the forward yield curve, for a future increase in interest rates. In addition, during 1995, swaps with an aggregate notional amount of $1.4 billion were terminated prior to their maturities, resulting in net deferred losses of $49 million. Swaps with a notional amount of $800 million were also terminated during the current year, resulting in a deferred gain of $.3 million. Such gains and losses are amortized, generally, over the projected remaining life of the related swap contract at its termination, and recorded as an adjustment of the yield on the respective on-balance sheet item that was being managed. A summary of Key's deferred swap gains and losses at September 30, 1996, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 13. Each swap termination was in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is integrated strategically with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the nine-month period ended September 30, 1996, are summarized in Figure 6.

FIGURE 6. PORTFOLIO SWAP ACTIVITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 in millions

                                             Receive Fixed
                                    ---------------------------------                                                    Total
                                          Indexed                            Pay Fixed-              Basis           Portfolio
                                       Amortizing       Conventional       Conventional              Swaps               Swaps
                                    --------------   ----------------   ----------------   ----------------   ----------------
Balance at beginning of year               $6,200             $2,497             $2,412                 --             $11,109
    Additions                                  --              1,341              1,152               $400               2,893
    Maturities                                 --               (121)              (651)                --                (772)
    Terminations                               --               (200)              (600)                --                (800)
    Amortization                             (880)                --                 --                 --                (880)
                                           ------             ------             ------               ----             -------
Balance at end of period                   $5,320             $3,517             $2,313               $400             $11,550
                                           ======             ======             ======               ====             =======



A summary of the notional and fair values of portfolio swaps by interest rate management strategy at September 30, 1996, is presented in Figure 7. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

The notional amount of the interest rate swap contracts represents only an agreed upon amount on which calculations of interest payments to be exchanged are based. It does not represent the potential for gain or loss on such positions. Similarly, the notional amount is not indicative of the market risk or the credit risk of the positions held. Credit risk is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. The credit risk exposure to the counterparty on each interest rate swap is monitored by an appropriate credit committee. Based upon detailed credit reviews of the counterparties, limits on the total credit exposure Key may have with each counterparty, and whether collateral is required, are determined.

FIGURE 7. PORTFOLIO SWAPS BY INTEREST RATE MANAGEMENT STRATEGY in millions

                                          SEPTEMBER 30, 1996          December 31, 1995           September 30, 1995
                                       --------------------------  -------------------------   -------------------------
                                             NOTIONAL       FAIR      Notional         Fair      Notional          Fair
                                               AMOUNT      VALUE        Amount        Value        Amount         Value
                                       ---------------  ---------  ------------  -----------   -----------  ------------
Convert variable rate loans
     to fixed                                $  6,688       $(80)     $  7,567         $113        $5,704          $(28)
Convert variable rate deposits
     and short-term borrowings
     to fixed                                   2,033         (2)        2,275          (18)        2,487           (23)
Convert variable rate long-term
     debt to fixed                                280         (1)          137           (3)           --            --
Convert fixed rate long-term
     debt to variable                           2,149         (2)        1,130           61         1,616            37
Convert variable rate index of
     short-term borrowings                        400         --            --           --            --            --
                                              -------       ----       -------         ----        ------          ----
     Total portfolio swaps                    $11,550       $(85)      $11,109         $153        $9,807          $(14)
                                              =======       ====       =======         ====        ======          ====

At September 30, 1996, Key had 17 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, Key had an aggregate credit exposure of $6 million to seven, with the largest credit exposure to an individual counterparty amounting to $2 million. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment, as of September 30, 1996, all counterparties were expected to meet their obligations. The expected average maturities of the portfolio swaps at September 30, 1996, are summarized in Figure 8.

FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT SEPTEMBER 30, 1996 in millions


                                               Receive Fixed

                                       -------------------------------                                             Total
                                            Indexed                           Pay Fixed-             Basis     Portfolio
                                         Amortizing      Conventional       Conventional             Swaps         Swaps
                                       -------------  ----------------   ----------------  ----------------  ------------
Due in one year or less                    $     75         $       2             $1,361              $400      $  1,838
Due after one through five years              5,058               340                950                --         6,348
Due after five through ten years                187             2,940                  2                --         3,129
Due after ten years                              --               235                 --                --           235
                                       =============  ================   ================  ================  ============
    Total portfolio swaps                    $5,320            $3,517             $2,313              $400       $11,550
                                       =============  ================   ================  ================  ============




NONINTEREST INCOME
As shown in Figure 9, noninterest income totaled $289 million for the third quarter of 1996, up $54 million, or 23%, from the same period last year. The improvement in noninterest income reflected growth in all major fee-based revenues, with the exception of mortgage banking income, and included the impact of the AFG and Knight acquisitions completed in September 1995 and June 1996, respectively. The largest increases from the prior year came from a $15 million increase in loan securitization income and a $34 million increase in other income. As shown in Figure 10, the increase in loan securitization income in the third quarter was due primarily to gains on the sales of student and auto loans. The increase in other income reflected a number of items, including an $8 million increase in venture capital income, an $11 million gain on the sale of a $101 million out-of-franchise credit card portfolio and a $6 million increase in income from corporate owned life insurance. Also contributing to the favorable comparison with the prior year quarter were increases of $3 million in both service charges on deposit accounts and trust and asset management income. The repricing of fees by certain affiliate banks, the introduction of certain services to new markets in 1995 and enhanced collection efforts were the primary factors contributing to the growth in service charges on deposit accounts, while the increase in trust and asset management income resulted from continued strong performance of both the stock and bond markets, new business and an array of new products. The positive factors contributing to the increase in trust and asset management income were partially offset, however, by the impact of the December 1995 sale of Key's bond servicing business. Additional detail pertaining to the composition of the trust and asset management income component is presented in Figure 11. The acquisitions referred to above are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

Noninterest income totaled $802 million for the first nine months of 1996, up $173 million, or 28%, from the comparable 1995 period. Included in 1995 results were net securities losses of $49 million recorded in the first quarter in connection with efforts to reconfigure the balance sheet in order to reduce interest rate risk. Excluding these and all other securities transactions for comparative purposes, noninterest income was up $130 million, or 19%, from the first nine months of 1995 and reflected the impact of seven acquisitions completed during 1995 and 1996. As shown in Figure 9, the growth from the prior year came principally from higher levels of loan securitization income (up $36 million), service charges on deposit accounts (up $11 million), trust and asset management income (up $10 million), credit card fees (up $8 million), insurance and brokerage income (up $8 million) and other income (up $71 million). Included in the increase in other income was a $22 million increase in income from corporate owned life insurance, a $13 million increase in venture capital income, an $11 million gain on the August 1996 sale of the credit card portfolio previously referred to and the $8 million gain on the June 1996 sale of SFF. The positive effect of the above items was partially offset by a $14 million decrease in mortgage banking income, resulting from the March 1995 sale of the residential mortgage loan servicing business. This transaction as well as the acquisitions and the divestiture of SFF referred to above are more fully disclosed in Note 2, referred to in the preceding paragraph.

FIGURE 9. NONINTEREST INCOME
dollars in millions

                                          Three Months                            Nine Months
                                             ended                                   ended
                                          September 30,          Change           September 30,        Change
                                         -------------    --------------------   --------------- -----------------
                                           1996    1995    Amount     Percent     1996     1995    Amount  Percent
                                         ------   -----   --------  ----------   -----   -------  -------  -------
Service charges on deposit accounts      $ 74     $ 71    $  3         4.2%       $218    $ 207    $  11     5.3%
Trust and asset management income          61       58       3         5.2         180      170       10     5.9
Loan securitization income                 18        3      15         N/M          45        9       36     N/M
Credit card fees                           24       23       1         4.3          68       60        8    13.3
Insurance and brokerage income             18       17       1         5.9          52       44        8    18.2
Mortgage banking income                     6        9      (3)      (33.3)         20       34      (14)  (41.2)
Net securities gains (losses)              --       --      --          --           1      (42)      43     N/M
Other income:
   Corporate owned life insurance          15        9       6        66.7          42       20       22   110.0
   Venture capital income                  14        6       8       133.3          23       10       13   130.0
   Letter of credit fees                    4        6      (2)      (33.3)         11       15       (4)  (26.7)
   Miscellaneous income                    55       33      22        66.7         142      102       40    39.2
                                         ----     ----    ----                    ----    -----    -----
     Total other income                    88       54      34        63.0         218      147       71    48.3
                                         ----     ----    ----                    ----    -----    -----
     Total noninterest income            $289     $235    $ 54        23.0%       $802    $ 629    $ 173    27.5%
                                         ====     ====    ====                    ====    =====    =====


N/M = Not Meaningful


FIGURE 10. LOAN SECURITIZATIONS
dollars in millions



                                          Three Months ended     Nine Months ended
                                             September 30,         September 30,
                                          --------------------   -----------------
                                             1996        1995      1996      1995
                                          --------   ---------   -------    ------
Servicing fees                               $  5          $1       $20        $1
Gains on sales of securitized loans            13           2        24         8
Miscellaneous income                           --          --         1        --
                                          --------   ---------   -------    ------
     Total loan securitization income         $18          $3       $45        $9
                                          ========   =========   =======    ======
----------------------------------------------------------------------------------
AT SEPTEMBER 30,

Student loans securitized                  $1,778     $   920
Auto loans securitized                        375         260
                                          --------   ---------
     Total securitized loans               $2,153      $1,180
                                          ========   =========


FIGURE 11. TRUST AND ASSET MANAGEMENT
dollars in millions


                                              Three months ended                    Nine months ended
                                      September 30,         Change           September 30,        Change
                                      ---------------  ----------------      --------------   ----------------
                                      1996   1995      Amount   Percent       1996    1995    Amount   Percent
                                      ----   ----      ------   -------       ----   -----    ------   -------
Personal asset management and
    custody fees                      $36    $35        $  1       2.9%       $107    $100    $  7       7.0%
Institutional asset management and
    custody fees                       17     14           3      21.4          47      42       5      11.9
Bond services                           3      4          (1)    (25.0)         10      14      (4)    (28.6)
All other fees                          5      5          --       --           16      14       2      14.3
                                     ----  -----        ----                  ----    ----    ----
      Total trust and asset
      management income               $61    $58        $  3       5.2%       $180    $170    $ 10       5.9%
                                     ====  =====        ====                  ====    ====    ====
------------------------------------------------------------------------------------------------------------

AT SEPTEMBER 30,
dollars in billions
Discretionary                         $49    $48        $  1       2.1%
Non-discretionary                      44     34          10      29.4
                                     ----    ----       ----
      Total trust assets              $93    $82        $ 11      13.4%
                                     ====    ====       ====




NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the third quarter of 1996 totaled $615 million, up $54 million, or 10%, from the third quarter of 1995. Included in noninterest expense for the third quarter of 1996 was a one-time charge of $17 million to provide for an assessment mandated by legislation passed by Congress on September 30, 1996, to recapitalize the SAIF. Excluding the impact of this one-time charge, noninterest expense was up $37 million, or 7%, relative to the prior year quarter. This increase was due principally to higher levels of personnel expense and marketing expense which rose by $22 million and $11 million, respectively. The increase in personnel expense, the largest category of noninterest expense, reflected the impact of normal annual merit increases (which take effect in April for the majority of Key's employees), an increase in employee benefits expense, higher costs associated with various incentive programs (including commissions related to the venture capital income discussed previously in the Noninterest Income section) and the overall impact of additional costs associated with the implementation of strategic initiatives. The growth in marketing expense was due largely to incremental costs related to continued strategic efforts aimed at strengthening consumer identification of the KeyBank brand name as well as other marketing activities. Marketing expenses are expected to be at a somewhat lower level in the fourth quarter. The acquisitions of AFG and Knight in September 1995 and June 1996, respectively, also contributed to the year-over-year increase in noninterest expense. However, their impact was substantially offset by the effect of the June 1996 sale of SFF.

Noninterest expense totaled $1.8 billion for the first nine months of 1996, up $74 million, or 4%, from the same period last year. This increase reflected growth in personnel expense (up $60 million), marketing expense (up $16 million), the amortization of intangibles (up $10 million), and other expense (up $11 million). Excluding the one-time SAIF assessment referred to above, noninterest expense for the year-to-date period was up $57 million, or 3%, from the prior year. The variances in personnel expense and marketing expense were attributable to the same factors which accounted for the quarterly variances discussed previously. The higher level of amortization related to intangibles was a direct result of the goodwill recorded in connection with the AFG acquisition, while the growth in other expense reflected increases in a number of categories of operating expense. The overall increase in noninterest expense relative to the prior year was offset, in part, by the effect of the elimination of the Bank Insurance Fund assessment rate which took effect as of January 1, 1996. During the latter half of 1995, the assessment rate for well-capitalized banks (including all of Key's banks) was reduced from $.23 per $100 of insured deposits to $.04 per $100 for the period June through December 1995. As a result of these actions, after excluding the impact of the one-time SAIF assessment, the cost of insurance assessments during the first nine months of 1996 decreased $44 million, or 85%, from the comparable 1995 period. In general, the increases summarized above also reflected the impact of seven acquisitions completed during 1995 and 1996, offset in part by the overall reduction in costs (primarily personnel) resulting from the 1995 sales of both KMI and Schaenen Wood & Associates, Inc. and the June 1996 sale of SFF. The acquisitions and sales are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

The efficiency ratio, which measures the extent to which recurring revenues are used to pay operating expenses, improved to 60.71% for the third quarter, from 61.27% for the third quarter of 1995. The improvement in the efficiency ratio relative to the third quarter of last year reflected faster growth in taxable-equivalent net interest income and noninterest income than in noninterest expense. In October, Key announced it had initiated a comprehensive review of its branch delivery system and overall cost structure, with the objective of achieving a targeted efficiency ratio of 55% by around the end of 1997. While the comprehensive review is in its early stages, it is possible that, as a result of that review, Key will incur a special charge relating to branch consolidations and closings, severance costs and other matters. The amount and timing of the charge, if any, can not yet be determined.

FIGURE 12.  NONINTEREST EXPENSE
(dollars in millions)

                                     Three Months ended                                  Nine Months ended
                                        September 30,                    Change             September 30,              Change
                                 ---------------------------  ------------------------  ---------------------  ---------------------
                                      1996       1995           Amount       Percent        1996      1995      Amount      Percent
                                 ------------   ------------  ---------     ----------  --------    --------  ----------  ---------
Personnel                          $    300     $    278      $     22         7.9%     $    889    $    829   $     60         7.2%
Net occupancy                            55           54             1         1.9           163         160          3         1.9
Equipment                                41           37             4        10.8           119         116          3         2.6
FDIC insurance assessments               20            1            19         N/M            25          52        (27)      (51.9)
Amortization of intangibles              21           19             2        10.5            65          55         10        18.2
Professional fees                        18           19            (1)       (5.3)           47          49         (2)       (4.1)
Marketing                                30           19            11        57.9            68          52         16        30.8
Other expense:
   OREO expense, net(1)                   2           (1)            3         N/M             3          --          3         N/M
   Miscellaneous expense                128          135            (7)       (5.2)          385         377          8         2.1
                                   --------     ---------     --------                 ---------    --------   --------
     Total other expense                130          134            (4)       (3.0)          388         377         11         2.9
                                   --------     ---------     --------                 ---------    --------   --------
     Total noninterest expense     $    615     $    561      $     54         9.6%     $  1,764    $  1,690   $     74         4.4%
                                   ========     =========     ========                 =========    ========   ========

Full-time equivalent employees
   at period end                     28,337       29,560                                  28,337    29,560
Efficiency ratio(2)                   60.71%       61.27%                                  60.81%    62.79%
Overhead ratio(3)                     44.40        47.89                                   45.66     50.43

(1) OREO expense is net of income of $1 million and $2 million for the third quarter of 1996 and 1995, respectively, and $3 million and $4 million for the 1996 and 1995 year -to-date period, respectively

(2) Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(3) Calculated as noninterest expense (excluding certain nonrecurring charges) less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

N/M = Not Meaningful

INCOME TAXES
The provision for income taxes was $101 million for the three month period ended September 30, 1996, as compared with $104 million for the same period in 1995. The effective income tax rate (provision for income taxes as a percentage of income before income taxes) for the 1996 third quarter was 32.8% compared with 33.1% for the third quarter of 1995. For the first nine months of 1996, the provision for income taxes was $300 million compared with $267 million (before the extraordinary net gain resulting from the sales of KMI and Schaenen Wood & Associates, Inc.) for the first nine months of 1995. The effective income tax rate in these periods was 32.2% and 31.4%, respectively. The lower 1995 year-to-date effective income tax rate as compared with 1996 was primarily attributable to the first quarter 1995 recognition of one-time tax benefits totaling $16 million related to acquisitions made in years prior to 1992. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to the impact of continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At September 30, 1996, total loans outstanding were $48.3 billion, compared with $47.7 billion at December 31, 1995, and $48.4 billion at September 30, 1995. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10.

The slight decrease in loans outstanding from September 30, 1995, reflected the impact of Key's continued strategy of securitizing and/or selling sub-prime loans, student loans and other loans with lower spreads which do not meet certain return on equity, credit or other internal standards. This activity included the sale of $1.0 billion of residential mortgage loans, $1.4 billion of student loans (of which $1.1 billion was associated with securitizations) and the securitization and sale of auto loans totaling $237 million. Since $500 million of the mortgage loans sold were transferred to the held for sale portfolio prior to September 30, 1995, they did not contribute to the reduction in loans outstanding over the past year. Similarly, an additional $354 million of student loans, which were securitized during the third quarter of 1996, did not affect year-over year comparisons since they were sold in the fourth quarter of 1995. Generally, Key sells or securitizes student loans in order to reduce the credit risk that arises when a borrower enters repayment status. Other factors contributing to the decrease in total loans over the past year were the August 1996 sale of a $101 million out-of-franchise credit card portfolio and the sale of $763 million of loans (primarily residential real estate) in conjunction with the June 1996 divestiture of SFF. This latter transaction is described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7. Excluding the impact of the above sales, loan portfolios targeted for growth (which exclude one-to-four family mortgages) increased $3.5 billion with the largest advances coming from consumer loans (up $1.3 billion, including an increase of $355 million in credit card outstandings), student loans (up $1.2 billion), lease financing (up $504 million) and commercial loans (up $384 million).

The $599 million increase in loans from the December 31, 1995, level reflected strong growth in targeted loan portfolios as the aggregate annualized growth rate of average outstanding balances in these portfolios was approximately 10% for each of the past three quarters. Excluding the impact of sales, the $2.6 billion increase in targeted loans was primarily due to higher levels of consumer loans (up $1.1 billion, including an increase in of $206 million credit card outstandings), student loans (up $810 million) and commercial loans (up $408 million). This growth was substantially offset, however, by the sale of $608 million of student loans (of which $357 million was associated with securitizations), $141 million of sub-prime auto loans and the sale of the $101 million out-of-franchise credit card portfolio. In addition, during the first nine months of 1996, residential mortgage loans decreased by $1.1 billion, reflecting primarily the divestiture of SFF. Although Key sold $500 million of residential mortgage loans during the same period, this sale did not contribute to the change in the level of loans outstanding, since these loans had been transferred to the held for sale portfolio prior to 1996. Key expects to securitize and sell an additional $70 million to $80 million of sub-prime auto loans in the fourth quarter.

As shown in Figure 13, new loan volume during the first nine months of 1996 was attributable to Consumer Finance companies, which include Key Bank USA, National Association ("KeyBank USA") and AFG. KeyBank USA, a nationally chartered bank formed during the third quarter of 1995, serves as the national platform for credit card lending, student loans, mortgage loan originations and all non-branch consumer finance business, while AFG, acquired during the third quarter of 1995, is one of the nation's leading sub-prime automobile finance companies. The majority of new loan volume generated by Consumer Finance companies is either participated to Key's other banks or securitized and sold.

FIGURE 13. PERIOD-END LOAN GROWTH BY REGION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 dollars in millions


                                                    Net      Intercompany
                             December 31,  Originations/   Participations      Acquired/  SEPTEMBER 30,   Percent
                                     1995   (Repayments)          (Sales)        (Sold)           1996      Change
                             ------------  ------------    --------------      --------       --------    -----
Northeast Region                 $ 13,718      $   (521)         $    959      $   (143)      $ 14,013       2.2%
Great Lakes Region                 19,211        (1,131)            1,658           (27)        19,711       2.6
Rocky Mountain Region               3,817           (26)               43           (10)         3,824        .2
Northwest Region                    9,008          (145)              593           (13)         9,443       4.8
Consumer Finance companies          2,108         4,257            (3,046)         (683)         2,636      25.0
Eliminations/other(1)                (170)         (196)             (207)         (763)        (1,336)      N/M
                                 --------      --------          --------      --------       -------
      Total                      $ 47,692      $  2,238                --      $ (1,639)      $ 48,291       1.3%
                                 ========      ========          ========      ========       ========

(1) Eliminations/other includes loans sold in connection with the SFF divestiture.

SECURITIES
At September 30, 1996, the securities portfolio totaled $8.8 billion, consisting of $7.1 billion of securities available for sale and $1.7 billion of investment securities. This compares with a total portfolio of $9.7 billion, comprised of $8.0 billion of securities available for sale and $1.7 billion of investment securities, at December 31, 1995. The reduction in the overall portfolio since yearend 1995 reflects the planned runoff of lower-yielding securities pursuant to balance sheet management strategies developed in mid-1995. These strategies are more fully discussed in the Asset and Liability Management section beginning on page 25. Certain information pertaining to the composition, yields and maturities of the securities available for sale and investment securities portfolios is presented in Figures 14 and 15, respectively.

FIGURE 14. SECURITIES AVAILABLE FOR SALE AT SEPTEMBER 30, 1996 dollars in millions


                                                                                        Other
                                  U.S. Treasury,     States and  Collateralized     Mortgage-                            Weighted
                                    Agencies and      Political        Mortgage        Backed         Other                Average
                                    Corporations   Subdivisions  Obligations(1)  Securities(1)   Securities     Total     Yield(2)
                                 ---------------  -------------  --------------  -------------   ----------- ---------  ----------
Maturity:

     One year or less                   $   262            $  3         $   340       $     22        $  22     $   649     6.17%
     After one through five years           488              13           2,117          1,087           48       3,753     6.84
     After five through ten years           178              10               1          2,006           31       2,226     6.99
     After ten years                        203               3              --            272            7         485     6.74
                                 ---------------  --------------   -------------    ----------   ---------- -----------
Fair value                               $1,131             $29          $2,458         $3,387         $108      $7,113     6.84%
                                 ===============  ==============   =============    ==========   ========== ===========

Amortized cost                           $1,135             $29          $2,488         $3,416         $107      $7,175
Weighted average yield                     6.40%           8.20%           6.25%          7.34%        6.82%       6.84%
Weighted average maturity             8.6 years       6.0 years       2.2 years      6.2 years    5.7 years   4.4 years

1   Maturity is based upon expected average lives rather than contractual terms.

2 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

FIGURE 15. INVESTMENT SECURITIES AT SEPTEMBER 30, 1996 dollars in millions

                                       States and                           Weighted
                                        Political        Other               Average
                                     Subdivisions   Securities      Total    Yield(1)
                                     -------------  ----------- ----------  ---------
Maturity:
     One year or less                      $  626         $ 67     $  693       6.79%
     After one through five years             550          121        671       8.26
     After five through ten years             199           23        222      10.17
     After ten years                           59            8         67       9.68
                                     =============  =========== ==========
Amortized cost                             $1,434         $219     $1,653       7.96%
                                     =============  =========== ==========

Fair value                                 $1,470         $219     $1,689
Weighted average yield                       8.09%        4.53%      7.96%
Weighted average maturity               2.8 years    4.0 years  2.8 years

1 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

ASSET QUALITY
Key's Credit Risk Management Group evaluates and monitors the level of risk in Key's credit-related assets, and formulates underwriting standards and guidelines for line management. Geographic diversification throughout Key is a significant factor in managing credit risk. The Credit Risk Management Group is also responsible for reviewing the adequacy of the allowance for loan losses ("Allowance"). Furthermore, Key's Credit Policy/Risk Management Group reviews corporate assets other than loans, leases and other real estate owned ("OREO") to evaluate the credit quality and risk inherent in such assets. This group is also responsible for commercial and consumer credit policy development, concentration management and credit systems development.

Management has developed methodologies designed to assess the adequacy of the Allowance. The Allowance allocation methodologies applied at Key focus on changes in the size and character of the loan portfolio, changes in the levels of impaired and other nonperforming and past due loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and prospective economic conditions and historical losses on a portfolio basis. In addition, indirect risk in the form of off-balance sheet exposure for unfunded commitments is taken into consideration. Management continues to target and maintain an Allowance equal to the allocated requirement plus an unallocated portion, as appropriate. Management believes this is an appropriate posture in light of current and expected economic conditions and trends, the geographic and industry mix of the loan portfolio and similar risk-related matters.

As shown in Figure 16, net loan charge-offs for the third quarter of 1996 were $49 million, or .41% of average loans, compared with $27 million, or .23% of average loans, for the same period last year. The increase in net charge-offs was attributable to a continued increase from historically low net charge-off levels in the commercial and indirect auto areas, as well as continued increases in the credit card area. The $10 million increase in commercial loan net charge-offs reflected a lower level of recoveries relative to the prior year. Net charge-offs in the commercial portfolio continue to be well below historical levels and are anticipated to increase to more normalized levels. Credit cards, representing 3% of the total loan portfolio, experienced a $6 million increase in net charge-offs, which was in line with industry experience as well as management's expectations. As a result of the higher level of net charge-offs, the provision for loan losses was increased to $49 million for the third quarter of 1996 from $47 million for the prior quarter and $27 million for the third quarter of last year. This increase reflected management's intention to continue to maintain the provision for loan losses at a level equal to or above net charge-offs.

FIGURE 16. SUMMARY OF LOAN LOSS EXPERIENCE dollars in millions


                                                         Three months ended              Nine months ended
                                                            September 30,                   September 30,
                                                      ----------------------------   -----------------------------
                                                          1996            1995            1996            1995
                                                      ------------    ------------   -------------   -------------
Average loans outstanding during the period               $ 48,017      $ 48,196      $ 48,003        $ 47,801
Allowance for loan losses at beginning of period          $    870      $    867      $    876        $    830
Loans charged off:

     Commercial, financial and agricultural                     14            11            53              31
     Real estate--construction                                   2             1             2               2
     Real estate--commercial and residential mortgage            7            12            19              26
     Credit cards                                               21            14            57              38
     Other consumer                                             27            18            80              49
     Lease financing                                             1             1             5               3
                                                          --------      --------      --------        --------
                                                                72            57           216             149
Recoveries:

     Commercial, financial and agricultural                      8            15            31              42
     Real estate--construction                                   1             3             1               3
     Real estate--commercial and residential mortgage            3             4             9              11
     Credit cards                                                4             3            10               9
     Other consumer                                              7             5            26              18
     Lease financing                                          --            --               1               1
                                                          --------      --------      --------        --------
                                                                23            30            78              84
                                                          --------      --------      --------        --------
Net loans charged off                                          (49)          (27)         (138)            (65)
Provision for loan losses                                       49            27           140              66
Allowance acquired/(sold), net                                --              12            (8)             47
Transfer from OREO allowance                                  --            --            --                 1
                                                          --------      --------      --------        --------
Allowance for loan losses at end of period                $    870      $    879      $    870        $    879
                                                          ========      ========      ========        ========

Net loan charge-offs to average loans                          .41%          .23%          .38%            .18%
Allowance for loan losses to period-end loans                 1.80          1.82          1.80            1.82
Allowance for loan losses to nonperforming loans            252.91        280.53        252.91          280.53

On a year-to-date-basis, net charge offs were $138 million, or .38% of average loans, for 1996 compared with $65 million, or .18% of average loans for the same period last year. The provision for loan losses for the first nine months of 1996 was $140 million compared with $66 million for the first nine months of 1995. Similar to the increase for the quarter, the increase in net charge-offs for the year-to-date period was primarily attributable to increased charge-offs in the commercial, credit card and indirect auto areas and reduced recoveries, primarily in the commercial area. The increase in commercial loan net charge-offs reflected two large credits totaling $17 million that were charged-off in the first half of 1996.

The Allowance at September 30, 1996, was $870 million, or 1.80% of loans, compared with $876 million, or 1.84% of loans, at December 31, 1995 and $879 million, or 1.82% of loans, at September 30, 1995. At September 30, 1996, the Allowance was 252.91% of nonperforming loans, compared with 263.15% at December 31, 1995 and 280.53% at September 30, 1995. Although this percentage is not the primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 17. These assets totaled $396 million at September 30, 1996, and represented .82% of loans, OREO and other nonperforming assets compared with $379 million, or .79%, at year-end 1995 and $367 million, or .76%, at September 30, 1995. The $11 million increase in nonperforming loans since year-end 1995 reflected the placement of an additional $244 million of loans on nonaccrual status, partially offset by loan charge-offs of $59 million, payments received totaling $98 million and the sale of two nonaccrual commercial loans totaling $38 million. Additional information pertaining to changes in nonaccrual loans and the percentage of nonperforming loans to period-end loans by type within Key's geographically dispersed banking regions is presented in Figures 18 and 19, respectively.






FIGURE 17. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS
(dollars in millions)

                                                                             SEPTEMBER 30,        December 31,         September 30,
                                                                                     1996                 1995                  1995
                                                                             ------------         ------------         -------------
Commercial, financial and agricultural                                              $ 131                $ 145                $ 121
Real estate--construction                                                              14                   10                   12
Real estate--commercial mortgage                                                       82                   90                   99
Real estate--residential mortgage                                                      75                   62                   60
Consumer                                                                               25                   20                   14
Lease financing                                                                        16                    3                    3
                                                                                    -----                -----                -----
      Total nonaccrual loans                                                          343                  330                  309
Restructured loans                                                                      1                    3                    4
                                                                                    -----                -----                -----
      Total nonperforming loans                                                       344                  333                  313
Other real estate owned                                                                59                   56                   64
Allowance for OREO losses                                                             (10)                 (14)                 (15)
                                                                                    -----                -----                -----
      Other real estate owned, net of allowance                                        49                   42                   49
Other nonperforming assets                                                              3                    4                    5
                                                                                    -----                -----                -----
      Total nonperforming assets                                                    $ 396                $ 379                $ 367
                                                                                    =====                =====                =====

Accruing loans past due 90 days or more                                             $ 105                $  97                $  79
Nonperforming loans to period-end loans                                               .71%                 .70%                 .65%
Nonperforming assets to period-end loans plus other
      real estate owned and other nonperforming assets                                .82                  .79                  .76



FIGURE 18. SUMMARY OF CHANGES IN NONACCRUAL LOANS in millions

                                                Three months ended September 30,            Nine months ended September 30,
                                            ----------------------------------------       --------------------------------
                                                       1996                1995                1996                1995
                                                      -----              ------             -------               -----
Balance at beginning of period                        $ 325               $ 310               $ 330               $ 255
     Loans placed on nonaccrual                          75                  66                 244                 228
     Charge-offs(1)                                     (15)                (17)                (59)                (50)
     Payments                                           (32)                (29)                (98)                (99)
     Loans sold                                          --                  --                 (38)                 --
     Transfers to OREO                                   (6)                 (7)                (19)                (19)
     Loans returned to accrual status                    (4)                (14)                (17)                (46)
     Acquisitions                                        --                  --                  --                  20
     Transfers from OREO(2)                              --                  --                  --                  20
                                                      -----               -----               -----               -----
Balance at end of period                              $ 343               $ 309               $ 343               $ 309
                                                      =====               =====               =====               =====

1 Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and credit card receivables, and interest reversals.

2      Represents transfers related to the adoption of SFAS No. 114.

FIGURE 19. PERCENTAGE OF NONPERFORMING LOANS TO PERIOD-END LOANS BY TYPE AT SEPTEMBER 30, 1996

                     Commercial,                     Real Estate-      Real Estate-
                   Financial and     Real Estate-      Commercial       Residential
                    Agricultural     Construction         Morgage           Morgage     Consumer     Total
                   -------------     ------------    ------------      ------------     --------     -----
Northeast Region           1.58%             .57%           2.03%              .96%         .23%     1.12%
Great Lakes Region          .63             1.23             .75               .53          .14       .53
Rocky Mountian Region      1.75              .06             .95               .35          .62       .98
Northwest Region            .53              .75             .63               .65          .33       .54
Consumer Finance
  companies                  --               --              --                --          .01       .01
                   -------------     ------------    ------------      ------------     --------     -----
    Total                   .98%             .81%           1.17%              .68%         .19%      .71%
                   =============     ============    ============      ============     ========     =====


DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the third quarter of 1996, these deposits averaged $39.9 billion and represented 69% of Key's funds supporting earning assets compared with $41.5 billion and 69%, respectively, for the third quarter of 1995. As shown in Figure 3 beginning on page 23, over the past year the mix of core deposits has changed significantly. Primary among the factors contributing to this change is a new program started during the fourth quarter of 1995. Deposit balances (above a defined threshold) in certain NOW and noninterest-bearing checking accounts are transferred to money market deposit accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or withdrawals. As a result of this program, during the first nine months of 1996, demand deposits and NOW account balances averaging $1.3 billion and $2.7 billion, respectively, were transferred to the money market deposit account category and a pre-tax cost savings of approximately $13 million was realized. In Figure 3, the demand deposits transferred continue to be reported as noninterest-bearing deposits, while the NOW accounts transferred are included in the money market deposit account category. During the second quarter of 1996, the implementation of this program was completed in the last of Key's four banking regions. Contributing to the overall decrease in core deposits relative to the prior year was the impact of investment alternatives pursued by customers in response to the continued strength of the stock and bond markets, and the impact of the SFF divestiture early in June 1996.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $13.7 billion for the third quarter of 1996, down $1.3 billion, or 9%, from the comparable prior year period. As illustrated in Figure 3, the decrease was attributable to reductions in certificates of deposit ($100,000 or more) and deposits in foreign offices of $937 million and $678 million, respectively, as less expensive sources were used to fund earning assets.

FIGURE 20. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT SEPTEMBER 30, 1996 in millions

                                        Domestic   Foreign
                                         Offices   Offices     Total
                                        --------   --------   -------
Time remaining to maturity:
     Three months or less                 $1,974      $881    $2,855
     Over three through six months           454         2       456
     Over six through twelve months          434        --       434
     Over twelve months                      582        --       582
                                        ========   =======    ======
          Total                           $3,444      $883    $4,327
                                        ========   =======    ======

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key's ALCO actively analyzes and manages Key's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1,200 full-service banking offices in 13 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by a Central Funding Unit within Key's Funds Management Group which monitors deposit outflows and assists the banks in converting the pricing of deposits from fixed to floating rates or vice versa as specific needs are determined. In addition, the affiliate banks have access to various sources of non-core market funding (such as borrowings from the Federal Reserve system) for short-term liquidity requirements should the need arise.

Key's Commercial Paper/Note Program established in 1995 provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used for general corporate purposes, including future acquisitions, and the funding of AFG's lending activities in conjunction with quarterly securitizations of its auto loans. In 1995, the parent company also entered into a four-year, $500 million revolving credit agreement with several banks under which the banks have agreed to lend collectively up to $500 million to Key. The line of credit is used primarily as a backup source of liquidity for the Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of September 30, 1996.

During the first nine months of 1996, Key's affiliate banks raised $3.8 billion under Key's Bank Note Program which allows for the issuance of up to $12.3 billion, covering twelve affiliate banks. Of the notes issued during this period, $282 million have original maturities in excess of one year and are included in long-term debt, while $3.6 billion have original maturities of one year or less and are included in other short-term borrowings. As of September 30, 1996, the program had an unused capacity of $8.7 billion.

Medium-term notes and subordinated debt issued by the parent company during the first nine months of 1996 totaled $100 million and $450 million, respectively, and have original maturities of more than one year. During the third quarter of 1996, Key amended its existing universal shelf registration statement on file with the Securities and Exchange Commission to provide for the possible issuance of up to $1.2 billion of debt and equity securities by the parent company in addition to the unused capacity under the previous shelf registration. Accordingly, at September 30, 1996, unused capacity under the 1996 shelf registration totaled approximately $1.3 billion, of which $750 million is reserved for future issuance as medium-term notes. The proceeds from issuances under the shelf registration and the Bank Note Program discussed above may be used for general corporate purposes, including future acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at September 30, 1996, were as follows:

                                        Senior       Subordinated
                       Commercial      Long-Term       Long-Term
                         Paper            Debt            Debt
                     --------------- --------------- ---------------
Duff & Phelps             D-1+            AA-             A+
Standard & Poor's         A-2              A-            BBB+
Moody's                   P-1             A1              A2

Further information pertaining to Key's sources and uses of cash for the nine-month periods ended September 30, 1996 and 1995, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at September 30, 1996, was $5.0 billion, down $177 million, or 3%, from the December 31, 1995, balance and $107 million, or 2%, from the end of the third quarter of 1995. The decrease from the end of the prior year and from the year-ago quarter was due primarily to the share repurchases discussed below and dividends paid to shareholders. Other factors contributing to the change in shareholders' equity during the first nine months of 1996 are shown in the Statement of Changes in Shareholders' Equity presented on page 5. Included in these changes are the redemption of all $160 million of Key's 10% Cumulative Preferred Stock as of June 30, 1996, and net unrealized losses of $85 million on securities. These securities losses resulted in cumulative net unrealized securities losses of $37 million as of September 30, 1996, and were recorded in connection with SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities."

In January 1996, the Board of Directors approved a new share repurchase program which authorized the repurchase of up to 12,000,000 Common Shares in 1996. Under the new program, shares will be repurchased from time to time in the open market or through negotiated transactions. During the first nine months of 1996, Key repurchased 10,104,566 shares (of which 5,058,566 shares were repurchased in the third quarter) at a total cost of $396 million (an average of $39.23 per share). The remaining 1,895,434 shares were repurchased in October. The repurchased shares were placed in Treasury, from which 270,263 Treasury Shares were reissued in connection with an acquisition and 3,193,154 shares were reissued for employee benefit plans. The 18,882,718 Treasury Shares at September 30, 1996, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.61% at September 30, 1996, compared with 7.77% at December 31, 1995, and 7.48% at September 30, 1995.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking and savings association subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier I and total capital to net risk-adjusted assets ratios at September 30, 1996, were 7.49% and 12.50%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory Tier I leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At September 30, 1996, Key's leverage ratio was 6.38%, substantially higher than the minimum requirement. Figure 21 presents the details of Key's regulatory capital position at September 30, 1996, December 31, 1995, and September 30, 1995.

Failure to meet applicable capital guidelines could result in enforcement remedies available to the banking industry regulators, including a limitation on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the Federal Deposit Insurance Corporation ("FDIC"), and (in severe cases) the appointment of a conservator or receiver. Management believes that as of September 30, 1996, the parent company and its banking subsidiaries meet all capital adequacy guidelines to which they are subject.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of Key's affiliate banks qualified as "well-capitalized" at September 30, 1996, as they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier I capital and leverage ratios, respectively. Although these provisions are not directly applicable to the parent company under existing laws and regulations, based upon its ratios the parent company would qualify as "well capitalized" at September 30, 1996. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

FIGURE 21. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS dollars in millions

                                                                         SEPTEMBER 30,      December 31,  September 30,
                                                                                  1996            1995            1995
                                                                         --------------    ------------- -------------
TIER I CAPITAL
     Common shareholders' equity(1)                                              $5,013          $4,945         $4,948
     Qualifying preferred stock                                                      --             160            160
     Less:  Goodwill                                                               (838)           (899)          (907)
                Other intangible assets(2)                                         (124)           (143)          (141)
                                                                         --------------     -----------  -------------
          Total Tier I capital                                                    4,051           4,063          4,060
                                                                         --------------     -----------  -------------
TIER II CAPITAL
     Allowance for loan losses(3)                                                   678             677            675
     Qualifying long-term debt                                                    2,026           1,114          1,097
                                                                         --------------
                                                                                            -----------  -------------
          Total Tier II capital                                                   2,704           1,791          1,772
                                                                         --------------     -----------  -------------
          Total capital                                                          $6,755          $5,854         $5,832
                                                                         ==============     ===========  =============

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet                                      $50,805         $49,555        $49,390
     Risk-adjusted off-balance sheet exposure                                     4,403           5,619          5,663
     Less:  Goodwill                                                               (838)           (899)          (907)
                Other intangible assets(2)                                         (124)           (143)          (142)
                                                                         --------------     -----------  -------------
          Gross risk-adjusted assets                                             54,246          54,132         54,004
     Less:  Excess allowance for loan losses(3)                                    (192)           (199)          (204)
                                                                         --------------     -----------  -------------
          Net risk-adjusted assets                                              $54,054         $53,933        $53,800
                                                                         ==============     ===========  =============

AVERAGE QUARTERLY TOTAL ASSETS                                                  $64,480         $66,543        $66,616
                                                                         ==============     ===========  =============

CAPITAL RATIOS
     Tier I capital to net risk-adjusted assets                                    7.49%           7.53%          7.55%
     Total capital to net risk-adjusted assets                                    12.50           10.85          10.84
     Leverage(4)                                                                   6.38            6.20           6.19

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

FIGURE 22. BANKING SERVICES DATA BY REGION dollars in millions

                                                                          Northeast Region
                                                ----------------------------------------------------------
                                                   Three months ended                Nine months ended
                                                       September 30,                   September 30,
                                                -------------------------       --------------------------
                                                 1996             1995              1996            1995
                                                --------       -------           -------         ---------
ASSET QUALITY RATIOS
Nonperforming loans to
  period-end loans                                1.12%             .93%            1.12%             .93%
Allowance for loan losses to
  period-end loans                                1.48             1.39             1.48             1.39
Net loan charge-offs to average loans              .38              .48              .39              .37

AVERAGE BALANCES
Loans                                          $13,899          $13,901          $13,896          $13,553
Earning assets                                  17,440           17,761           17,446           17,690
Total assets                                    19,005           19,251           18,997           19,050
Deposits                                        13,920           14,810           13,990           14,802


                                                                         Great lakes Region
                                                ----------------------------------------------------------
                                                   Three months ended                Nine months ended
                                                       September 30,                   September 30,
                                                -------------------------       --------------------------
                                                 1996             1995              1996            1995
                                                --------       -------           -------         ---------
ASSET QUALITY RATIOS
Nonperforming loans to
  period-end loans                                 .53%             .52%             .53%             .52%
Allowance for loan losses to
  period-end loans                                2.15             2.26             2.15             2.26
Net loan charge-offs to average loans              .13             (.05)             .12              .04

AVERAGE BALANCES
Loans                                          $19,698          $20,020          $19,651          $20,095
Earning assets                                  24,082           25,339           24,007           25,898
Total assets                                    26,679           27,942           26,623           28,305
Deposits                                        16,995           18,331           17,052           19,060




                                                              Rocky Mountain Region
                                                ----------------------------------------------------------
                                                   Three months ended                Nine months ended
                                                       September 30,                   September 30,
                                                -------------------------       --------------------------
                                                 1996             1995              1996            1995
                                                --------       -------           -------         ------- -
ASSET QUALITY RATIOS
Nonperforming loans to
  period-end loans                                 .98%             .73%             .98%             .73%
Allowance for loan losses to
  period-end loans                                1.35             1.25             1.35             1.25
Net loan charge-offs to average loans              .58              .46              .52              .30

AVERAGE BALANCES
Loans                                           $3,854           $3,772           $3,831           $3,618
Earning assets                                   4,738            4,777            4,719            4,624
Total assets                                     5,242            5,181            5,168            5,036
Deposits                                         3,919            4,027            3,970            3,906




                                                                   Northwest Region
                                                ----------------------------------------------------------
                                                   Three months ended                Nine months ended
                                                       September 30,                   September 30,
                                                -------------------------       --------------------------
                                                 1996             1995              1996            1995
                                                --------       -------           -------         ------- -
ASSET QUALITY RATIOS
Nonperforming loans to
  period-end loans                                 .54%             .48%             .54%             .48%
Allowance for loan losses to
  period-end loans                                1.38             1.34             1.38             1.34
Net loan charge-offs to average loans              .22              .21              .18              .13

AVERAGE BALANCES
Loans                                          $ 9,299          $ 9,135          $ 9,150          $ 9,331
Earning assets                                  10,680           10,954           10,641           11,100
Total assets                                    11,833           11,886           11,748           12,042
Deposits                                         9,043            9,354            9,069            9,306




                                                                Consumer Finance companies
                                                ----------------------------------------------------------
                                                   Three months ended                Nine months ended
                                                       September 30,                   September 30,
                                                -------------------------       --------------------------
                                                 1996             1995              1996            1995
                                                --------       -------           -------         ------- -
ASSET QUALITY RATIOS
Nonperforming loans to
  period-end loans                                 .01%             --               .01%             --
Allowance for loan losses to
  period-end loans                                1.73             2.09%            1.73             2.09%
Net loan charge-offs to average loans             2.84             3.21             2.88             2.81

AVERAGE BALANCES
Loans                                           $2,575             $458           $2,343             $183
Earning assets                                   2,586              549            2,359              213
Total assets                                     3,085              576            2,792              229
Deposits                                           767              165              697               56


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In the ordinary course of business, Key is subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and Key's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition of Key.

Item 5.  Other Information
         ------------------
     (a) Regulatory Capital Standards and Related Matters

         Capital Guidelines -- On September 17, 1996, the Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency and FDIC issued a final rule amending their respective risk-based capital requirements to incorporate a measure of market risk to cover all positions in an institution's trading account and all foreign exchange and commodity positions. Under the final rule, bank holding companies, such as Key, and banks, such as Key's bank subsidiaries, with significant exposure to market risk must measure that risk using their own internal "value at risk" model, subject to the parameters of the final rule, and adjust their risk-based capital ratios accordingly. Institutions must also measure their specific risk for debt and equity positions in their trading accounts with risk measurement techniques developed by banking supervisory authorities and hold the appropriate level of capital in accordance with the results of that measurement. The final rule is effective January 1, 1997, with mandatory compliance required by January 1, 1998. Key has not yet assessed whether or not its market risk exposure is at a level that would require compliance with this rule, nor has it assessed the possible impact of this rule, if any, on its operations, including the effect, if any, on its levels of required capital should compliance be necessary.

     (b) Interstate Banking and Other Legislation

         Key continues to review periodically the consolidation opportunities which may become available to it under applicable law. Key has consolidated the banks within its Great Lakes Region and plans to consolidate all of its bank subsidiaries into one national banking institution in 1997.

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
     (a) Exhibits

          (11)  Computation of Net Income Per Common Share

          (15)  Acknowledgment Letter of Independent Auditors

          (27)  Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K

         July 18, 1996 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on July 18, 1996, announcing its earnings results for the three-month period ended June 30, 1996.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 1996.

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

                                                    KEYCORP
                                      --------------------------------------
                                                  (Registrant)


Date:  November 12, 1996              /s/ Lee Irving
                                      --------------------------------------
                                      By: Lee Irving
                                          Executive Vice President
                                          and Chief Accounting Officer