Form 10-K405
period 1996-12-31
KEYCORP /NEW/
filed 1997-03-28
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                          COMMISSION FILE NUMBER 0-850

                                  KEYCORP LOGO
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
                          ---------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                       127 PUBLIC SQUARE, CLEVELAND, OHIO
                    ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   34-6542451
                                ----------------
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                                   44114-1306
                                ----------------
                                   (ZIP CODE)

                                 (216) 689-6300
                 ----------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities registered pursuant              Securities registered pursuant
      to Section 12(b) of the Act:                to Section 12(g) of the Act:
      Common Shares, $1 par value
    Rights to Purchase Common Shares                          None
----------------------------------------    ----------------------------------------
         (TITLE OF EACH CLASS)                          (TITLE OF CLASS)

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

                               Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $11,832,852,977 at February 28, 1997. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 28, 1997.)

                                  221,174,822
       ------------------------------------------------------------------
     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 28, 1997)

Certain specifically designated portions of KeyCorp's 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                                    PAGE
NUMBER                                                                                  NUMBER
------                                                                                  ------
           PART I
   1       Business.............................................................           1
   2       Properties...........................................................           6
   3       Legal Proceedings....................................................           6
   4       Submission of Matters to a Vote of Security Holders..................           6

           PART II
   5       Market for Registrant's Common Stock and Related Stockholder
           Matters..............................................................           7
   6       Selected Financial Data..............................................           7
   7       Management's Discussion and Analysis of Financial Condition and
           Results of
           Operations...........................................................           7
   8       Financial Statements and Supplementary Data..........................           8
   9       Changes in and Disagreements with Accountants on Accounting and
           Financial
           Disclosure...........................................................           8

           PART III
  10       Directors and Executive Officers of the Registrant...................           8
  11       Executive Compensation...............................................           8
  12       Security Ownership of Certain Beneficial Owners and Management.......           8
  13       Certain Relationships and Related Transactions.......................           8

           PART IV
  14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....           9
           Signatures...........................................................          13
           Exhibits.............................................................          14

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

KeyCorp (also referred to herein as the "Corporation") is a legal entity separate and distinct from its banking and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of its banking and other subsidiaries is necessarily subject to the prior claims of the respective creditors of such banking and other subsidiaries, except to the extent that claims of the Corporation in its capacity as creditor of such banking and other subsidiaries may be recognized.

KeyCorp, organized in 1958 under the laws of the state of Ohio and registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Cleveland, Ohio, and is engaged primarily in the business of commercial and retail banking. At December 31, 1996, it was one of the nation's largest bank holding companies with consolidated total assets of approximately $67.6 billion. Its subsidiaries provide a wide range of banking, fiduciary and other financial services to its corporate, individual and institutional customers through three primary lines of business: Corporate Banking, National Consumer Finance and Community Banking. These services are provided across much of the country through a network of banking subsidiaries operating more than 1,200 full-service banking offices in 15 states, a 24-hour telephone banking call center services group and nearly 1,900 ATMs as of December 31, 1996. At February 28, 1997, the Corporation and its subsidiaries had approximately 26,963 full-time equivalent employees.

In addition to the customary banking services of accepting deposits and making loans, the bank and trust company subsidiaries provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking services and international banking services. Through its subsidiary banks, trust companies and registered investment adviser subsidiaries, KeyCorp provides investment management services to institutional and individual clients, including large corporate and public retirement plans, Taft-Hartley plans, foundations and endowments, and high net worth individuals. In addition, investment management subsidiaries serve as investment advisers to the proprietary mutual funds offered by other affiliates.

KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident and health insurance on loans made by subsidiary banks, venture capital, community development financing, securities underwriting and brokerage, automobile financing and other financial services. KeyCorp is an equity participant in joint ventures with a number of other unaffiliated companies in Electronic Payment Services, Inc., which operates ATMs throughout the country, and Integrion Financial Network, L.L.C., which is building a platform for electronic banking.

The following financial data is included in the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

                             DESCRIPTION OF FINANCIAL DATA                          PAGE
     -----------------------------------------------------------------------------  ----
     Selected Financial Data......................................................    6
     Average Balance Sheets, Net Interest Income and Yields/Rates.................   14
     Components of Net Interest Income Changes....................................   16
     Composition of Loans.........................................................   25
     Maturities and Sensitivity of Certain Loans to Changes in Interest Rates.....   27
     Securities Available for Sale................................................   28
     Investment Securities........................................................   28
     Allocation of the Allowance for Loan Losses..................................   29
     Summary of Loan Loss Experience..............................................   30
     Summary of Nonperforming Assets and Past Due Loans...........................   31
     Maturity Distribution of Time Deposits of $100,000 or More...................   33
     Impaired Loans and Other Nonperforming Assets................................   52
     Short-Term Borrowings........................................................   54

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

MERGERS, ACQUISITIONS AND DIVESTITURES

The information presented in Note 2, "Mergers, Acquisitions and Divestitures," beginning on page 49 of the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders is incorporated herein by reference.

COMPETITION

The market for banking and related financial services is highly competitive. KeyCorp and its subsidiaries ("Key") competes with other providers of financial services, such as other bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and a growing list of other local, regional and national institutions which offer financial services. Key competes by offering quality products and innovative services at competitive prices.

In recent years, mergers between financial institutions have added competitive pressure to Key's core banking services. In addition, competition is expected to intensify as a consequence of interstate banking laws now in effect in the majority of states which permit banking organizations to expand geographically. Further, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") removed the restrictions on interstate acquisitions of banks and bank holding companies as of September 29, 1995. The act also authorizes nationwide interstate branching and bank mergers effective June 1, 1997, although states may "opt-in" and permit branching sooner, or "opt-out" and prohibit branching into or out of that state. See "Supervision and Regulation--Interstate Banking and Other Recent Legislation" herein.

SUPERVISION AND REGULATION

The following discussion addresses certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information regarding Key. Regulation of financial institutions, such as Key, is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and generally is not intended for the protection of shareholders or other investors.

In the following discussion, references to statutes and regulations are brief summaries thereof and are qualified in their entirety by reference to the full text of such statutes and regulations. In addition, there are other statutes and regulations not described below that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory agencies, cannot necessarily be predicted, but they may have a material effect on the business and results of KeyCorp.

General

As a bank holding company, KeyCorp is subject to the regulation, supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in commercial or industrial activities.

The Corporation's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal banking agencies. On January 13, 1997, KeyCorp converted all of its state-chartered bank subsidiaries, with the exception of KeyBank of Washington, to national banks. KeyBank of Washington's charter was converted on March 5, 1997. Key Bank USA, National Association ("KeyBank USA"), Key Trust Company of Florida National Association and KeyBank National Association in Ohio, New York,

Washington, Alaska, Colorado, Idaho, Maine, Oregon, Utah, Vermont, Wyoming and New Hampshire (all of which are separate banking subsidiaries) are national banking associations with full banking powers, subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Also on January 13, 1997, KeyCorp converted all of its state-chartered trust company subsidiaries except Society Trust Company of New York to national bank charters that limit their powers to trust-related fiduciary activities. These are Key Trust Company of Ohio, National Association, Key Trust Company of Indiana, National Association, and KeyTrust Company National Association in New York, Alaska, Maine, Washington and Wyoming (all of which are separate trust company subsidiaries). These entities are also subject to the regulation, supervision and examination of the OCC, although they are not regulated as banks for purposes of the BHCA. Society Trust Company of New York is a state-chartered trust company subsidiary subject to regulation by the banking authorities in the State of New York. Because the deposits in all of the Corporation's banking subsidiaries are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over all such banking subsidiaries.

The Corporation also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies. For example, the Corporation's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators, and the Corporation's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of the Corporation are subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

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

The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank's net profits (as defined and interpreted by regulation) for the current year plus
(ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined and interpreted by regulation). All of the Corporation's banking subsidiaries and trust company subsidiaries, with the exception of Society Trust Company of New York, are national banks and are subject to these restrictions. Until the Corporation's state-chartered banks were converted to national banks, they were subject to similar restrictions under state law.

In addition, if, in the opinion of the applicable Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends) the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is undercapitalized. See "Regulatory Capital Standards and Related Matters -- Prompt Corrective Action." Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of the current operating earnings.

Holding Company Structure

Transactions Involving Banking Subsidiaries. The Corporation's banking subsidiaries are subject to Federal Reserve Act restrictions which limit the amount of funds or other items of value that can be transferred from such subsidiaries to either the Corporation and (with certain exceptions) the Corporation's nonbanking subsidiaries. Any such loans or extensions of credit are required to be secured in specified amounts.

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

Regulatory Capital Standards and Related Matters

Capital Guidelines. The Federal Reserve Board, the FDIC and the OCC have adopted substantially similar risk-based and leverage capital guidelines for United States banking organizations. Under these risk-based capital standards, the minimum consolidated ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) required by the Federal Reserve Board for bank holding companies, such as Key, is currently 8%. At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying noncumulative, perpetual preferred stock, a limited amount of qualifying cumulative, perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I capital"). The remainder may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves ("Tier II capital"). As of December 31, 1996, Key's Tier I and total capital to risk-adjusted assets ratios were 7.98% and 13.01%, respectively.

In addition to the risk-based standard, Key is subject to minimum leverage ratio guidelines. The leverage ratio is defined to be the ratio of a banking organization's Tier I capital to its total consolidated quarterly average assets less goodwill and certain other intangible assets. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum leverage ratio of at least 4% to 5%. Neither Key nor any of its banking affiliates has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 1996, Key's Tier I leverage ratio was 6.93%.

The Corporation's banking subsidiaries are also subject to capital requirements adopted by their respective primary Federal regulatory agency which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. The Corporation's national bank subsidiaries are subject to the capital requirements of the OCC. Prior to their conversion to national banks, the Corporation's state-chartered bank subsidiaries were subject to FDIC capital requirements. As of December 31, 1996, each of the Corporation's banking subsidiaries had capital in excess of all minimum regulatory requirements.

Prompt Corrective Action. The "prompt corrective action" provisions of the FDI Act group FDIC-insured depository institutions into five broad categories based on their capital ratios. The five categories -- "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" -- are based upon an institution's total, Tier I and leverage capital ratios. Under the regulations, an institution is: (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or be deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Each KeyCorp banking subsidiary is considered to be "well capitalized." An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

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

On August 8, 1995, the FDIC amended its regulations on insurance assessments to establish a new assessment rate schedule of $.04 to $.31 per $100 of domestic deposits in replacement of the previous schedule of $.23 to $.31 per $100 of domestic deposits for institutions whose deposits are subject to assessment by the BIF. The new BIF schedule became effective on June 1, 1995. Assessments collected in accordance with the previous assessment schedule that exceed the amount due under the new schedule have been refunded with interest, from the effective date of June 1, 1995. For the period commencing June 1 through December 31, 1995, insurance premiums on deposits of all of the Corporation's banking subsidiaries were assessed at the rate of $.04 per $100 of domestic deposits. The BIF rate was reduced further to zero as of January 1, 1996. The FDIC maintained the SAIF assessment rate at $.23 per $100 of insured deposits during 1995 and in 1996 through the date of enactment of the Deposit Insurance Funds Act of 1996 ("Funds Act") passed by Congress on September 30 to recapitalize the SAIF. In accordance with the Funds Act, effective January 1, 1997, the FDIC will require all insured institutions to begin servicing the bonds issued in the late 1980s to fund government assistance payments made necessary by a higher volume of insolvencies in the thrift industry. The servicing will take the form of an annual assessment equal to $.0129 per $100 of BIF-assessable deposits and $.0644 per $100 of SAIF-assessable deposits. This will result in a 1997 expense of approximately $5 million for the Corporation's banking subsidiaries.

INTERSTATE BANKING AND OTHER RECENT LEGISLATION

On September 29, 1994, the Interstate Act was enacted into Federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies were permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby establish interstate branches) commencing on June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. All states in which the Corporation has banking subsidiaries have "opted in" to the interstate branching provisions. As a result, the Corporation plans to consolidate all of its bank subsidiaries (other than KeyBank USA) into one national banking institution in mid-1997. The Corporation continues to evaluate its business opportunities with respect to its trust company subsidiaries, and plans for consolidating these subsidiaries are not yet final.

In addition to the matters discussed above, there have been proposed a number of legislative and regulatory proposals designed to strengthen the Federal deposit insurance system and to improve the overall financial stability of the United States banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is impossible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on Key.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KeyBank National Association (Ohio) and KeyBank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. Key currently leases approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. At December 31, 1996, the banking subsidiaries of KeyCorp owned 711 of their branch banking offices and leased 494 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-year leases from inception. Additional information pertaining to KeyCorp's properties is presented in Note 7, "Premises and Equipment," on page 53 of the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, Key is subject to legal actions which involve claims for substantial monetary relief. Based on information presently available to management and Key's counsel, management does not believe that any legal actions, individually or in the aggregate, will have a material adverse effect on the financial condition of Key.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

On August 20, 1996, KeyCorp sold an aggregate of 270,263 KeyCorp Common Shares pursuant to the exemption from registration under Rule 506 of the Securities Act of 1933, as amended. The sale of the KeyCorp Common Shares was made in connection with an acquisition of a privately held company by KeyCorp. The acquisition was structured as a stock for stock exchange. KeyCorp received shares of the privately held company and future services of certain of the selling stockholders in exchange for KeyCorp Common Shares. In making the sale, KeyCorp relied on the fact that the KeyCorp Common Shares were acquired by no more than 35 persons other than accredited investors and that each non-accredited investor, either alone or together with his purchaser representative(s), was capable of evaluating the investment.

During the fourth quarter of 1996, the Corporation formed two wholly owned Delaware business trusts, KeyCorp Institutional Capital A ("Capital A") and KeyCorp Institutional Capital B ("Capital B"), which issued $350 million and $150 million, respectively, of corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the Corporation ("capital securities"). Goldman, Sachs & Co. acted as lead underwriter for the Capital A capital securities sold on December 4, 1996, and Credit Suisse First Boston was the sole underwriter for the Capital B capital securities sold on December 30, 1996. The offering price and commission for both transactions was $1,000 per capital security and $10 per capital security, respectively. The capital securities sold by Capital A and Capital B were sold primarily to qualified institutional buyers (as defined in Rule 144A under the Securities Act of 1933, as amended) and were therefore exempt from registration. A limited amount of capital securities were sold to institutional investors that are accredited investors within the meaning of Rule 501 (a) under the Securities Act of 1933, as amended. Further information pertaining to the capital securities is included in Note 11, "Capital Securities," on page 56 of the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders and is incorporated herein by reference.

The dividend restrictions discussion beginning on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders are incorporated herein by reference:

                                                                                    PAGE
                                                                                    ----
     Discussion of Common Shares and shareholder information presented in the
       Capital and Dividends section..............................................   34
     Presentation of quarterly market price and cash dividends per Common Share...   37
     Discussion of dividend restrictions presented in Note 17, "Commitments,
       Contingent Liabilities and Other Disclosures"..............................   62

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 6 of the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 1 through 38 of the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 37 and on pages 42 through 68, respectively, of the Financial Review section of KeyCorp's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 15, 1997, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or about April 7, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 15, 1997, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE AND EQUITY BASED COMPENSATION COMMITTEE JOINT REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 15, 1997, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its final proxy statement on or about April 7, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 15, 1997, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or about April 7, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 15, 1997, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or about April 7, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp's 1996 Annual Report to
Shareholders:

                                                                                    PAGE
                                                                                    ----
     Consolidated Financial Statements:
       Report of Ernst & Young LLP, Independent Auditors..........................   41
       Consolidated Balance Sheets at December 31, 1996 and 1995..................   42
       Consolidated Statements of Income for the Years Ended December 31, 1996,
          1995 and 1994...........................................................   43
       Consolidated Statements of Changes in Shareholders' Equity for the Years
          Ended December 31, 1996, 1995 and 1994..................................   44
       Consolidated Statements of Cash Flow for the Years Ended December 31, 1996,
          1995 and 1994...........................................................   45
       Notes to Consolidated Financial Statements.................................   46

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

       4.2        First Amendment to Rights Agreement, dated as of February 21, 1991, between
                  Society Corporation and First Chicago Trust Company of New York, as Rights
                  Agent. Filed as Exhibit 1 to Form 8-A filed on February 28, 1991, amending
                  Registration Statement on Form 8-A filed August 29, 1989, and incorporated herein by reference.

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

      10.1        KeyCorp Short Term Incentive Compensation Plan (January 1, 1997
                  Restatement).

      10.2        KeyCorp Long Term Cash Incentive Compensation Plan (January 1, 1997
                  Restatement).

      10.3        KeyCorp Supplemental Retirement Plan (August 1, 1996 Amendment and
                  Restatement).

      10.4        Amended and Restated Employment Agreement between KeyCorp and Roger Noall, dated July 19, 1995. Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

      10.5        Employment Agreement between KeyCorp and Gary Allen, dated July 1, 1993.
                  Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

      10.6        Employment Agreement between KeyCorp and K. Brent Somers, dated February 5,
                  1996. Filed as Exhibit 10 to Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

      10.7        Amended and Restated Director Deferred Compensation Plan (April 15, 1996
                  Amendment and Restatement). Filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

      10.8        KeyCorp Universal Life Insurance Plan. Filed as Exhibit 10.15 to Form 10-K
                  for the year ended December 31, 1993, and incorporated herein by reference.

      10.9        KeyCorp Supplemental Long Term Disability Plan. Filed as Exhibit 10.16 to
                  Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

      10.10       Society Corporation 1984 Stock Option Plan, as amended. Filed as Exhibit
                  10.14 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      10.11       Society Corporation 1988 Stock Option Plan, amended as of September 19,
                  1996.

      10.12       1987 Stock Option Plan of Trustcorp, Inc. Filed as Exhibit 10.16 to Form
                  10-K for the year ended December 31, 1995, and incorporated herein by reference.

      10.13       KeyCorp Amended and Restated 1991 Equity Compensation Plan (Amended as of
                  September 19, 1996).

      10.14       Restatement of the Ameritrust Long-Term Incentive Plan as the Ameritrust
                  Stock Option Plan. Filed as Exhibit 10.19 to Form 10-K for the year ended
                  December 31, 1995, and incorporated herein by reference.

      10.15       Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988.
                  Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      10.16       Ameritrust Corporation Deferred Compensation Plan. Filed as Exhibit 10.21 to
                  Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      10.17       Old KeyCorp Supplemental Disability Plan (Specimen Document).

      10.18       Form of Amendment to Employment Agreement and Severance Agreement for old
                  KeyCorp executives. Filed as Exhibit 10.37 to Form 10-K for the year ended
                  December 31, 1993, and incorporated herein by reference.

      10.19       KeyCorp Directors' Stock Option Plan (November 17, 1994 Restatement). Filed
                  as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

      10.20       KeyCorp 1988 Stock Option Plan (September 19, 1996 Amendment and
                  Restatement).

      10.21       KeyCorp Excess Cash Balance Pension Plan, effective January 1, 1996. Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

      10.22       KeyCorp Excess 401(k) Savings Plan (January 1, 1997 Amendment and
                  Restatement).

      10.23       KeyCorp Executive Deferred Compensation Plan, effective June 1, 1990.

      10.24       KeyCorp Survivor Benefit Plan, effective September 1, 1990.

      10.25       KeyCorp Directors' Survivor Benefit Plan, effective September 1, 1990.

      10.26       KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective
                  July 1, 1990 and restated August 16, 1990.

      10.27       KeyCorp Umbrella Trust for Executives, between KeyCorp and National Bank of
                  Detroit dated July 1, 1990.

      10.28       KeyCorp Umbrella Trust for Directors, between KeyCorp and National Bank of
                  Detroit dated July 1, 1990.

      10.29       KeyCorp Executive Supplemental Pension Plan, amended, restated and effective
                  August 1, 1996.

      10.30       KeyCorp Supplemental Retirement Plan, amended, restated and effective August
                  1, 1996.

      10.31       KeyCorp Cash Balance Pension Plan, amended, restated and effective August 1,
                  1996.

      10.32       Form of Change of Control Agreements between KeyCorp and certain executive officers of KeyCorp effective October 15, 1996.

      10.33       Amended and Restated Employment Agreement between KeyCorp and Robert W.
                  Gillespie effective November 21, 1996.

      10.34       Form of Stock Performance Option Grant between KeyCorp and Robert W.
                  Gillespie, dated January 15, 1997.

      10.35       Form of Stock Performance Option Grants between KeyCorp and certain executive officers of KeyCorp, dated January 15, 1997.

      10.36       KeyCorp Deferred Compensation Plan, effective January 1, 1997.

      11          Statement re: Computation of Per Share Earnings.

      12          Statement re: Computation of Ratios.

      13          KeyCorp 1996 Annual Report to Shareholders.

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

All documents listed as Exhibits 10.1 through 10.36 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the Securities and Exchange Commission. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mailcode OH-01-27-1113), Cleveland, OH 44114-1306.

(b) REPORTS ON FORM 8-K

October 18, 1996 --   Item 5. Other Events and Item 7. Financial Statements, Pro Forma
                      Financial Statements and Exhibits. Reporting that the Registrant issued a press release on October 16, 1996, announcing its earnings results for the three- and nine-month periods ended September 30, 1996.

November 25, 1996 --  Item 5. Other Events. Reporting that the Registrant issued a press release on November 25, 1996, announcing strategic actions that have been or will be undertaken in the next year to complete the transformation to a nationwide, bank-based financial services company.

No other reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                          KEYCORP

                                          /S/ THOMAS C. STEVENS

                                          --------------------------------------
                                          THOMAS C. STEVENS
                                          Executive Vice President,
                                          General Counsel and Secretary
                                          March 13, 1997

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

      SIGNATURE                TITLE
---------------------- ----------------------

* Robert W. Gillespie  Chairman, President
                       and
                       Chief Executive
                       Officer (Principal
                       Executive Officer)

* K. Brent Somers      Senior Executive Vice
                       President and Chief
                       Financial Officer
                       (Principal Financial
                       Officer)

* Lee G. Irving        Executive Vice
                       President and Chief
                       Accounting Officer
                       (Principal Accounting
                       Officer)

* Cecil D. Andrus      Director

* William G. Bares     Director

* Albert C. Bersticker Director

      SIGNATURE                TITLE
---------------------- ----------------------

* Kenneth M. Curtis    Director

* John C. Dimmer       Director

* Lucie J. Fjeldstad   Director

* Stephen R. Hardis    Director

* Henry S. Hemingway   Director

* Charles R. Hogan     Director

* Douglas J. McGregor  Director

* Henry L. Meyer III   Vice Chairman and
                       Director

* Steven A. Minter     Director

* M. Thomas Moore      Director

* Ronald B. Stafford   Director

* Dennis W. Sullivan   Director

* Peter G. Ten Eyck,   Director
  II

* Nancy B. Veeder      Director

/s/ Thomas C. Stevens

*By Thomas C. Stevens, attorney-in-fact
   March 13, 1997