Form 10-Q
period 1997-03-31
KEYCORP /NEW/
filed 1997-05-15
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        34-6542451
-----------------------------------------       ------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  127 PUBLIC SQUARE, CLEVELAND, OHIO                     44114-1306
-----------------------------------------       --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Shares, $1 par value                     218,916,755 Shares
---------------------------------             -------------------------------
       (Title of class)                        (Outstanding at April 30, 1997)

                    The number of pages of this report is 41.

                                     KEYCORP

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                       Page Number
          --------------------                                       -----------

          Consolidated Balance Sheets --
             March 31, 1997, December 31, 1996, and March 31, 1996        3

          Consolidated Statements of Income --
             Three months ended March 31, 1997 and 1996                   4

          Consolidated Statements of Changes in Shareholders' Equity --
             Three months ended March 31, 1997 and 1996                   5

          Consolidated Statements of Cash Flow --
             Three months ended March 31, 1997 and 1996                   6

          Notes to Consolidated Financial Statements                      7

          Independent Accountants' Review Report                          17

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                    18
             -------------------------

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                               38
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                38
          --------------------------------

          Signature                                                       39

PART I.  FINANCIAL INFORMATION

                                                        KEYCORP AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                     March 31,      December 31,        March 31,
dollars in millions                                                                       1997              1996             1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)                        (Unaudited)

ASSETS
Cash and due from banks                                                               $  3,242          $  3,444         $  2,975
Short-term investments                                                                     502               696              507
Securities available for sale                                                            7,971             7,728            7,482
Investment securities (fair value: $1,657, $1,637 and $1,714)                            1,628             1,601            1,679
Loans                                                                                   49,724            49,235           48,273
       Less: Allowance for loan losses                                                     870               870              875
----------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                        48,854            48,365           47,398
Premises and equipment                                                                   1,057             1,084            1,032
Goodwill                                                                                   811               824              881
Other intangible assets                                                                    130               137              160
Corporate owned life insurance                                                           1,535             1,515            1,177
Other assets                                                                             2,163             2,227            1,761
----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                    $67,893           $67,621          $65,052
                                                                                       =======           =======          =======

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                               $  8,986          $  9,524         $  8,571
    Interest-bearing                                                                    34,318            34,455           36,451
Deposits in foreign offices -- interest-bearing                                            935             1,338              379
----------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                   44,239            45,317           45,401
Federal funds purchased and securities sold under repurchase agreements                  7,509             6,925            5,820
Other short-term borrowings                                                              4,261             3,969            2,952
Other liabilities                                                                        1,936             1,816            1,489
Long-term debt                                                                           4,774             4,213            4,266
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                62,719            62,240           59,928

Corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated
    deferrable interest debentures of the Corporation                                      500               500               --

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                    --                --               --
10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, issued 1,280,000 shares in 1996                            --                --              160
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390 shares                                                              246               246              246
Capital surplus                                                                          1,479             1,484            1,496
Retained earnings                                                                        4,180             4,060            3,749
Loans to ESOP trustee                                                                      (49)              (49)             (49)
Net unrealized losses on securities, net of income taxes                                  (117)               (6)             (15)
Treasury stock, at cost (26,362,727, 22,490,353 and 14,274,479 shares)                  (1,065)             (854)            (463)
----------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                        4,674             4,881            5,124
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities, corporation-obligated mandatorily redeemable capital
         securities and shareholders' equity                                           $67,893           $67,621          $65,052
                                                                                       =======           =======          =======

----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)

                                                                                       Three months ended March 31,
                                                                                       ----------------------------

dollars in millions, except per share amounts                                            1997                1996
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                                  $1,095              $1,077
Taxable investment securities                                                               3                   4
Tax-exempt investment securities                                                           18                  19
Securities available for sale                                                             134                 129
Short-term investments                                                                      5                   7
------------------------------------------------------------------------------------------------------------------
   Total interest income                                                                1,255               1,236

INTEREST EXPENSE
Deposits                                                                                  353                 384
Federal funds purchased and securities sold under repurchase agreements                    88                  72
Other short-term borrowings                                                                57                  45
Long-term debt                                                                             68                  66
------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                 566                 567
------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                       689                 669
Provision for loan losses                                                                  67                  44
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                       622                 625

NONINTEREST INCOME
Service charges on deposit accounts                                                        71                  72
Trust and asset management income                                                          64                  58
Credit card fees                                                                           23                  20
Insurance and brokerage income                                                             21                  18
Corporate owned life insurance income                                                      19                  12
Loan securitization income                                                                  1                  13
Other income                                                                               60                  56
------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                               259                 249

NONINTEREST EXPENSE
Personnel                                                                                 290                 291
Net occupancy                                                                              56                  54
Equipment                                                                                  43                  38
Amortization of intangibles                                                                21                  22
Professional fees                                                                          11                  16
Marketing                                                                                  21                  21
Other expense                                                                             133                 128
------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                              575                 570

INCOME BEFORE INCOME TAXES                                                                306                 304
Income taxes                                                                               94                  96
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                            $   212             $   208
                                                                                      =======             =======
Net income applicable to Common Shares                                                   $212                $204
Net income per Common Share                                                               .96                 .88
Weighted average Common Shares outstanding (000)                                      221,670             233,100
------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                                                   Net
                                                                                                            Unrealized
                                                                                               Loans to          Gains     Treasury
                                                     Preferred   Common  Capital   Retained        ESOP        (Losses)       Stock
dollars in millions, except per share amounts            Stock   Shares  Surplus   Earnings     Trustee   on Securities     at Cost
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                              $160     $246   $1,500     $3,633      $(51)         $  48        $(383)
Net income                                                                              208
Cash dividends:
     Common Shares ($.38 per share)                                                     (88)
     Cumulative Preferred Stock ($3.125 per share)                                       (4)
Issuance of Common Shares under dividend
     reinvestment, stock option, and purchase
     plans - 1,383,732 net shares                                             (4)                                              44
Repurchase of Common Shares - 3,416,642 shares                                                                               (124)
Net unrealized losses on securities, net of deferred
     tax benefit of $(26)                                                                                        (63)
Loan payment from ESOP Trustee                                                                      2
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                                 $160     $246   $1,496     $3,749      $(49)         $ (15)       $(463)
                                                          ====     ====   ======     ======      ====          =====        =====

----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                                --     $246   $1,484     $4,060      $(49)       $    (6)    $   (854)
Adjustment related to change in accounting for
     transfers of financial assets, net of deferred
     tax benefit of $(25)                                                                                        (43)
Net income                                                                              212
Cash dividends on Common Shares ($.42 per share)                                        (92)
Issuance of Common Shares under dividend
     reinvestment, stock option, and purchase
     plans - 1,007,626 net shares                                             (5)                                              47
Repurchase of Common Shares - 4,880,000 shares                                                                               (258)
Net unrealized losses on securities, net of deferred
     tax benefit of $(38)                                                                                        (68)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                  --      $246   $1,479     $4,180      $(49)        $ (117)     $(1,065)
                                                          ====     ====   ======     ======      ====          =====        =====

----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                Consolidated Statements of Cash Flow (Unaudited)

                                                                                                    Three months ended March 31,
                                                                                                    ----------------------------
in millions                                                                                         1997                 1996
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                       $   212            $     208
Adjustments to reconcile net income to net cash provided by operating activities:
    Provisions for loan losses                                                                        67                   44
    Depreciation expense                                                                              39                   34
    Amortization of intangibles                                                                       21                   22
    Deferred income taxes                                                                              2                   17
    Net decrease in mortgage loans held for sale                                                      17                  528
    Net increase in trading account assets                                                           (83)                  (9)
    Decrease in accrued restructuring charge                                                         (36)                  --
    Other operating activities, net                                                                   68                   57
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            307                  901
INVESTING ACTIVITIES
Net increase in loans                                                                             (1,101)                (616)
Loans sold                                                                                           528                  103
Purchases of investment securities                                                                  (122)                (114)
Proceeds from sales of investment securities                                                           7                    3
Proceeds from prepayments and maturities of investment securities                                     91                  126
Purchases of securities available for sale                                                          (867)                (457)
Proceeds from sales of securities available for sale                                                  37                    8
Proceeds from prepayments and maturities of securities available for sale                            690                  944
Net decrease in other short-term investments                                                         277                  184
Purchases of premises and equipment                                                                  (60)                 (43)
Proceeds from sales of premises and equipment                                                         30                    6
Proceeds from sales of other real estate owned                                                         4                    9
Purchases of corporate owned life insurance                                                           --                  (65)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 (560)                  88
FINANCING ACTIVITIES
Net decrease in deposits                                                                          (1,078)              (1,881)
Net increase in short-term borrowings                                                                876                  348
Net proceeds from issuance of long-term debt                                                         650                  332
Payments on long-term debt                                                                           (89)                 (83)
Loan payment received from ESOP trustee                                                               --                    2
Purchases of treasury shares                                                                        (258)                (124)
Proceeds from issuance of common stock pursuant to employee
    stock purchase, stock option and dividend reinvestment plans                                      42                   40
Cash dividends                                                                                       (92)                 (92)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   51               (1,458)
------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                             (202)                (469)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                     3,444                3,444
------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                         $ 3,242              $ 2,975
                                                                                                 =======              =======

------------------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                                   $539                 $619
    Income taxes received                                                                             21                    5
    Net amount received on portfolio swaps                                                            18                   22
Noncash items:
    Transfer of loans to other real estate owned                                                    $  9                 $ 12
    Transfer of other assets to securities available for sale                                        280                   --
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

             Notes To Consolidated Financial Statements (Unaudited)

                            1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries ("Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1996 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

On January 1, 1997, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 requires that certain assets which are subject to prepayment and recorded in connection with a securitization be accounted for like investments in interest-only strips. Accordingly, Key reclassified approximately $280 million of these assets, which represent uncertificated residual interests in securitizations, to securities available for sale. At the time of the transfer, the difference between the fair value and the carrying amount of these assets approximated $68 million and was recorded as an adjustment to the carrying amount of the transferred assets. The related after-tax adjustment of $43 million was made to net unrealized losses on securities in shareholders' equity. SFAS No. 125 is more fully discussed in Note 1, Summary of Significant Accounting Policies, of Key's 1996 Annual Report.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or common stock equivalents. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the corresponding amounts of the diluted earnings per share computation. SFAS No. 128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997, with earlier adoption prohibited. All prior period earnings per share data must be restated. Key expects to adopt SFAS No. 128 as of January 1, 1998, with no effect on prior period data.

                    2. Mergers, Acquisitions and Divestitures

COMPLETED MERGERS AND ACQUISITIONS

Mergers and acquisitions completed by Key during 1996 (each of which was accounted for as a purchase business combination) are summarized below. There were no such transactions during the three-month period ended March 31, 1997.

                                                                                                                 Common
in millions                                   Location          Date                Assets                Shares Issued
------------------------------------------------------------------------------------------------------------------------
 Carleton, McCreary, Holmes & Co.                 Ohio     August 1996                  $1                 See note(1)

 Knight Insurance Agency, Inc. (2)       Massachusetts       June 1996                   8                        --
------------------------------------------------------------------------------------------------------------------------

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

COMPLETED DIVESTITURE

SOCIETY FIRST FEDERAL SAVINGS BANK

On June 1, 1996, the parent company sold Society First Federal Savings Bank ("SFF"), its Florida savings association subsidiary. SFF had assets of approximately $1.2 billion at the time of the transaction. Key continues to provide private banking services in Florida through a banking affiliate located in Naples, Florida. An $8 million gain was realized on the SFF sale and included in other income on the income statement.

TRANSACTIONS PENDING AS OF MARCH 31, 1997

LEASETEC CORPORATION

On April 7, 1997, the parent company entered into a definitive agreement to acquire an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), a privately held equipment leasing company headquartered in Boulder, Colorado. Leasetec operates in the U.S. and eighteen foreign countries and at December 31, 1996, had total assets of approximately $1.1 billion. The transaction will be accounted for as a purchase and is expected to close in the third quarter of 1997, pending necessary regulatory approval.

KEYBANK NATIONAL ASSOCIATION (WYOMING)

On February 18, 1997, the parent company entered into a definitive agreement for the sale of KeyBank National Association (Wyoming) ("KeyBank Wyoming"), its 28 branch Wyoming bank subsidiary. At December 31, 1996, KeyBank Wyoming had total assets of approximately $1.2 billion. The transaction is expected to close in the third quarter of 1997, pending necessary regulatory approval and various other conditions, and result in a gain which has not yet been determined.

BRANCH DIVESTITURES

In addition to the strategic actions announced on November 26, 1996, as part of Key's transformation to a nationwide, bank-based financial services company, Key announced its intention to divest approximately 140 branch offices. As of April 18, 1997, contracts had been entered into to sell 77 branch offices (including the 28 branches associated with the pending sale of KeyBank Wyoming) with deposits of approximately $1.8 billion at December 31, 1996. The sales of these branches under contract are expected to close primarily in the third and fourth quarters of 1997.

                        3. Securities Available for Sale

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($120 million and $42 million as of March 31, 1997 and 1996, respectively) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of shareholders' equity.

At March 31, 1997, shareholders' equity was reduced by $117 million, representing the net unrealized loss on available-for-sale securities, net of deferred tax benefit.

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows:


                                                                                 MARCH 31, 1997
                                                      ---------------------------------------------------------------------
                                                                            GROSS                  GROSS
                                                          AMORTIZED    UNREALIZED             UNREALIZED              FAIR
in millions                                                    COST         GAINS                 LOSSES             VALUE
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                     $  529           $ 2                   $  8            $  523
States and political subdivisions                                41            --                     --                41
Collateralized mortgage obligations                           3,720             1                     60             3,661
Other mortgage-backed securities                              3,467            25                     77             3,415
Other securities                                                396             1                     66               331
---------------------------------------------------------------------------------------------------------------------------
    Total                                                    $8,153           $29                   $211            $7,971
                                                             ======           ===                   ====            ======

---------------------------------------------------------------------------------------------------------------------------

                                                                                 December 31, 1996
                                                      ---------------------------------------------------------------------
                                                                            Gross                  Gross
                                                          Amortized    Unrealized             Unrealized              Fair
in millions                                                    Cost         Gains                 Losses             Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                     $  857           $ 3                    $ 1            $  859
States and political subdivisions                                36            --                     --                36
Collateralized mortgage obligations                           3,169             3                     23             3,149
Other mortgage-backed securities                              3,570            44                     35             3,579
Other securities                                                104             1                     --               105
---------------------------------------------------------------------------------------------------------------------------
    Total                                                    $7,736           $51                    $59            $7,728
                                                             ======           ===                    ===            ======

---------------------------------------------------------------------------------------------------------------------------

                                                                                 March 31, 1996
                                                      ---------------------------------------------------------------------
                                                                            Gross                  Gross
                                                          Amortized    Unrealized             Unrealized              Fair
in millions                                                    Cost         Gains                 Losses             Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                     $  995           $ 6                    $ 4            $  997
States and political subdivisions                                27             1                     --                28
Collateralized mortgage obligations                           2,604             2                     33             2,573
Other mortgage-backed securities                              3,721            48                     49             3,720
Other securities                                                157             7                     --               164
---------------------------------------------------------------------------------------------------------------------------
    Total                                                    $7,504           $64                    $86            $7,482
                                                             ======           ===                    ===            ======

---------------------------------------------------------------------------------------------------------------------------


                            4. Investment Securities

The amortized cost, unrealized gains and losses and approximate fair values of investment securities were as follows:



                                                                                 MARCH 31, 1997
                                                      ----------------------------------------------------------------------
                                                                            GROSS                  GROSS
                                                          AMORTIZED    UNREALIZED             UNREALIZED              FAIR
in millions                                                    COST         GAINS                 LOSSES             VALUE
---------------------------------------------------------------------------------------------------------------------------
States and political subdivisions                            $1,401           $31                    $ 2            $1,430
Other securities                                                227            --                     --               227
---------------------------------------------------------------------------------------------------------------------------
    Total                                                    $1,628           $31                    $ 2            $1,657
                                                             ======           ===                    ===            ======

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  December 31, 1996
                                                  ------------------------------------------------------------------------
                                                                            Gross                  Gross
                                                       Amortized       Unrealized             Unrealized             Fair
in millions                                                 Cost            Gains                 Losses            Value
--------------------------------------------------------------------------------------------------------------------------
States and political subdivisions                         $1,401              $37                     $1           $1,437
Other securities                                             200               --                     --              200
--------------------------------------------------------------------------------------------------------------------------
    Total                                                 $1,601              $37                     $1           $1,637
                                                          ======              ===                     ==           ======

--------------------------------------------------------------------------------------------------------------------------

                                                                                  March 31, 1996
                                                  ------------------------------------------------------------------------
                                                                            Gross                  Gross
                                                       Amortized       Unrealized             Unrealized             Fair
in millions                                                 Cost            Gains                 Losses            Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                  $    2               --                     --           $    2
States and political subdivisions                          1,399              $44                     $1            1,442
Other securities                                             278               --                      8              270
--------------------------------------------------------------------------------------------------------------------------
    Total                                                 $1,679              $44                     $9           $1,714
                                                          ======              ===                     ==           ======

--------------------------------------------------------------------------------------------------------------------------



                                    5. Loans

Loans are summarized as follows:

                                                             MARCH 31,        December 31,           March 31,
in millions                                                       1997                1996                1996
---------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                        $12,826             $12,309             $11,949
Real estate-- commercial mortgage                               7,107               7,151               7,190
Real estate-- construction                                      1,747               1,666               1,516
Commercial lease financing                                      2,595               2,671               2,273
---------------------------------------------------------------------------------------------------------------
       Total commercial loans                                  24,275              23,797              22,928
Real estate-- residential mortgage                              6,164               6,229               7,918
Home equity                                                     4,868               4,793               3,955
Credit card                                                     1,748               1,799               1,616
Consumer -- direct                                              2,227               2,245               1,929
Consumer -- indirect                                            7,930               8,062               7,498
---------------------------------------------------------------------------------------------------------------
       Total consumer loans                                    22,937              23,128              22,916
Loans held for sale                                             2,512               2,310               2,429
---------------------------------------------------------------------------------------------------------------
       Total                                                  $49,724             $49,235             $48,273
                                                              =======             =======             =======

---------------------------------------------------------------------------------------------------------------



Changes in the allowance for loan losses are summarized as follows:

                                                                                             Three months ended March 31,
                                                                                             ----------------------------
in millions                                                                               1997                        1996
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                              $870                        $876
Charge-offs                                                                                (89)                        (70)
Recoveries                                                                                  22                          27
---------------------------------------------------------------------------------------------------------------------------
       Net charge-offs                                                                     (67)                        (43)
Provision for loan losses                                                                   67                          44
Allowance sold                                                                              --                          (2)
---------------------------------------------------------------------------------------------------------------------------
       Balance at end of period                                                           $870                        $875
                                                                                          ====                        ====

---------------------------------------------------------------------------------------------------------------------------

                6. Impaired Loans and Other Nonperforming Assets

At March 31, 1997, the recorded investment in impaired loans was $193 million. Included in this amount is $110 million of impaired loans for which the specifically allocated allowance for loan losses is $33 million, and $83 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, the recorded investment in impaired loans was $209 million, of which $81 million had a specifically allocated allowance of $26 million and $128 million were carried at their estimated fair value. The average recorded investment in impaired loans for the first quarter of 1997 and 1996 was $192 million and $188 million, respectively.

Nonperforming assets were as follows:

                                                        MARCH 31,          December 31,           March 31,
in millions                                                  1997                  1996                1996
------------------------------------------------------------------------------------------------------------
Impaired loans                                               $193                  $209                $186
Other nonaccrual loans                                        178                   139                 152
Restructured loans                                             --                     1                   3
------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                371                   349                 341
Other real estate owned                                        62                    56                  56
Allowance for OREO losses                                     (10)                   (8)                (11)
------------------------------------------------------------------------------------------------------------
     Other real estate owned, net of allowance                 52                    48                  45
Other nonperforming assets                                      2                     3                   3
------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                              $425                  $400                $389
                                                             ====                  ====                ====

------------------------------------------------------------------------------------------------------------



Key considers all nonaccrual loans to be impaired loans, except for smaller-balance, homogeneous nonaccrual loans (shown in the preceding table as "Other nonaccrual loans") excluded in accordance with the provisions of SFAS No.
114. A loan is not deemed impaired during a period of delay in payment of less than 90 days if Key expects to collect all amounts due, including interest accrued at the contractual interest rate, for the period of delay.

Impaired loans are evaluated individually. Where collateral exists, the extent of impairment is determined based on the estimated fair value of the underlying collateral. If collateral does not exist, or is insufficient to support the carrying amount of the loan, management looks to other means of collection. Where the estimated fair value of the collateral and the present value of the estimated future cash flows from other means of collection do not support the carrying amount of the loan, management charges off that portion of the loan balance which it believes will not ultimately be collected. In instances where collateral or other sources of repayment are sufficient, yet uncertainty exists regarding the ultimate repayment, an allowance is specifically allocated in the allowance for loan losses.

Key excludes smaller-balance, homogeneous nonaccrual loans from impairment evaluation. Generally these include loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. Key applies historical loss experience rates to these loans, adjusted based on management's assessment of emerging credit trends and other factors. The resulting loss estimates are specifically allocated by loan type in the allowance for loan losses. In general, such loans are charged off when payment is 120-180 days past due.

                                7. Long-Term Debt

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                                  MARCH 31,              December 31,            March 31,
dollars in millions                                                    1997                      1996                 1996
---------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(1)                           $507                      $584                 $941
Subordinated medium-term notes due through 2005(2)                      183                       183                  183
7.50%   Subordinated notes due 2006                                     250                       250                   --
6.75%   Subordinated notes due 2006                                     200                       200                  200
8.125%  Subordinated notes due 2002                                     199                       199                  199
8.00%   Subordinated notes due 2004                                     125                       125                  125
8.40%   Subordinated capital notes due 1999                              75                        75                   75
8.404%  Notes due 1997 through 2001                                      49                        49                   49
8.875%  Notes due 1996                                                   --                        --                   75
8.255%  Notes due 1996                                                   --                        --                   23
All other long-term debt                                                 15                        16                   16
---------------------------------------------------------------------------------------------------------------------------
     Total parent company                                             1,603                     1,681                1,886

Senior medium-term bank notes due through 1998(3)                     1,804                     1,165                1,532
7.25%   Subordinated notes due 2005                                     200                       200                  200
7.85%   Subordinated notes due 2002                                     200                       200                  200
6.75%   Subordinated notes due 2003                                     200                       200                  199
7.50%   Subordinated notes due 2008                                     165                       165                   --
7.125%  Subordinated notes due 2006                                     125                       125                   --
7.125%  Subordinated notes due 2006                                     125                       125                   --
7.55%   Subordinated notes due 2006                                      75                        75                   --
7.375%  Subordinated notes due 2008                                      70                        70                   --
Federal Home Loan Bank Advances                                         193                       193                  234
Industrial revenue bonds                                                 10                        10                   10
All other long-term debt                                                  4                         4                    5
---------------------------------------------------------------------------------------------------------------------------
     Total subsidiaries                                               3,171                     2,532                2,380
---------------------------------------------------------------------------------------------------------------------------
          Total                                                      $4,774                    $4,213               $4,266
                                                                     ======                    ======               ======

---------------------------------------------------------------------------------------------------------------------------

(1) The weighted average rate on the senior medium-term notes due through 2005 was 6.56%, 6.57% and 6.54% at March 31, 1997, December 31, 1996 and March
     31, 1996, respectively.

(2) The weighted average rate on the subordinated medium-term notes due through 2005 was 7.07%, 6.80% and 6.78% at March 31, 1997, December 31, 1996 and
     March 31, 1996, respectively.

(3) The weighted average rate on the senior medium-term notes due through 1998 was 6.54%, 6.17% and 6.61% at March 31, 1997, December 31, 1996 and March
     31, 1996, respectively.

                              8. Capital Securities

In the fourth quarter of 1996, the parent company formed two wholly owned Delaware business trusts, KeyCorp Institutional Capital A ("Capital A") and KeyCorp Institutional Capital B ("Capital B"), which issued $350 million and $150 million, respectively, of corporation-obligated mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of the Corporation ("capital securities") that qualify as Tier I capital under Federal Reserve Board Guidelines. All of the common securities of Capital A and Capital B are owned by the parent company. The proceeds from the issuances of the capital securities ($500 million) and common securities ($15 million) were used by Capital A and Capital B to purchase $361 million and $154 million, respectively, of junior subordinated deferrable interest debentures ("debentures") of the parent company which carry interest rates of 7.826% and 8.25%, respectively. These debentures represent the sole asset of each of the subsidiary trusts. The proceeds from the sales of the debentures may be used by the parent company for general corporate purposes. The debentures and related income statement effects are eliminated in Key's financial statements.

The capital securities accrue and pay distributions semi-annually at a rate of 7.826% and 8.25%, respectively, per annum of the stated liquidation value of $1,000 per capital security. The parent company has fully and unconditionally guaranteed, on a subordinated basis, payment of: (i) accrued and unpaid distributions required to be paid on the capital securities, (ii) the redemption price with respect to any capital securities called for redemption by Capital A or Capital B; and (iii) payments due upon a voluntary or involuntary termination or liquidation of Capital A or Capital B.

The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures (December 1, 2026, for debentures purchased by Capital A and December 15, 2026, for debentures purchased by Capital B) or upon earlier redemption as provided in the indenture. The parent company has the right to redeem the debentures purchased by Capital A and Capital B: (i) in whole or in part, on or after December 1, 2006, and December 15, 2006, respectively, and
(ii) in whole (but not in part) at any time within 90 days following the occurrence and during the continuation of a tax event or capital treatment event (as defined in the applicable offering circular). As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be expressed as a certain percentage (depending on the timing of the redemption and related circumstances) of the principal amount plus any accrued but unpaid interest.

                             9. Restructuring Charge

During the fourth quarter of 1996, the parent company recorded a $100 million ($66 million after tax, $.29 per Common Share) restructuring charge in connection with strategic actions to be taken over the next year to complete its transformation to a nationwide, bank-based financial services company. The primary actions to be taken include: (i) the formation of a nationwide bank from Key's current network of banks in 13 states and four regions of the United States (KeyBank USA will not take part in this consolidation), (ii) the consolidation of nearly 140 of Key's branch offices, known as KeyCenters, into other KeyCenters, and (iii) the reduction of approximately 2,700 positions, or 10% of Key's employment base, distributed throughout the organization at substantially all levels of responsibility.

Included in the restructuring charge were accruals for expenses, primarily consisting of severance payments ($54 million), consolidation costs related to banking offices identified for closure ($18 million) and costs related to the write-off of certain obsolete software previously developed for internal use ($28 million).

As of March 31, 1997, Key had completed the consolidation of more than 100 of the 140 KeyCenters identified for merger into other KeyCenters and reduced its employment base by over half of the 10% projected at the announcement date. Remaining reserves at March 31, 1997, totaled $64 million. Changes in the restructuring reserve are summarized as follows:

                                                                    Consolidation            Obsolete
in millions                                       Severance                 Costs            Software           Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                              $54                   $18                  $28           $100
Cash payments                                            (4)                   --                   --             (4)
Noncash charges                                          --                    (4)                 (28)           (32)
----------------------------------------------------------------------------------------------------------------------
       Balance at March 31, 1997                        $50                   $14                   --            $64
                                                        ===                   ===                   ==            ===
----------------------------------------------------------------------------------------------------------------------



                                10. Income Taxes

The effective income tax rate (provision for income taxes as a percentage of income before income taxes) for the 1997 first quarter was 30.7% compared with 31.5% for the first quarter of 1996. The lower effective income tax rate was primarily attributable to the favorable settlement of an IRS audit related to an entity acquired in 1992 and higher income from corporate owned life insurance. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

              11. Financial Instruments with Off-Balance Sheet Risk

Key, mainly through its affiliate banks, is party to various financial instruments with off-balance sheet risk. The banks use these financial instruments in the normal course of business to meet the financing needs of their customers and to manage their exposure to market risk. Market risk is the possibility that Key's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed in the remainder of this note. In addition to the market risks inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that Key will incur a loss due to a counterparty's failure to perform its contractual obligations.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR LENDING-RELATED PURPOSES

These instruments involve, to varying degrees, credit risk in addition to amounts recognized in Key's balance sheet. Key mitigates its exposure to credit risk through internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits and, when deemed necessary, securing collateral.

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

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein Key's maximum possible accounting loss equals the contractual amount of the instruments:


                                                                   MARCH 31,          December 31,           March 31,
in millions                                                             1997                  1996                1996
-----------------------------------------------------------------------------------------------------------------------
Loan commitments:
     Credit card lines                                               $ 8,407               $ 8,078             $ 7,578
     Home equity                                                       3,352                 3,239               4,108
     Commercial real estate and construction                           1,659                 1,593               1,573
     Commercial and other                                             10,944                10,327               9,989
-----------------------------------------------------------------------------------------------------------------------
         Total loan commitments                                       24,362                23,237              23,248

Other commitments:
     Standby letters of credit                                         1,351                 1,385               1,133
     Commercial letters of credit                                        171                   202                 150
     Loans sold with recourse                                            263                    30                  33
-----------------------------------------------------------------------------------------------------------------------
         Total loan and other commitments                            $26,147               $24,854             $24,564
                                                                     =======               =======             =======
-----------------------------------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

Key manages its exposure to market risk, in part, by using off-balance sheet instruments to modify the existing interest rate risk characteristics of specific assets and liabilities. Primary among the financial instruments used by both the parent company and its subsidiary banks are interest rate swap contracts. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk on these instruments is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Key deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and generally arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on the total credit exposure Key may have with each counterparty and the amount of collateral required, if any, are determined. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of March 31, 1997, all counterparties were expected to meet their obligations. At March 31, 1997, Key had 17 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Of these counterparties, Key had an aggregate credit exposure of $8 million to 6, with the largest credit exposure to an individual counterparty amounting to $4 million.

Conventional interest rate swap contracts involve the receipt of amounts based on fixed or variable rates in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At March 31, 1997, Key was party to $1.5 billion and $3.0 billion of indexed amortizing swaps that used a London Interbank Offered Rate ("LIBOR") index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

The following table summarizes the notional amount, fair value, maturity and weighted average rate received and paid for the various types of portfolio interest rate swaps used by Key:



                                                              MARCH 31, 1997                                December 31, 1996
                                         ----------------------------------------------------------  -------------------------------
                                                                              WEIGHTED AVERAGE RATE
                                          NOTIONAL         FAIR     MATURITY  ---------------------  Notional               Fair
dollars in millions                         AMOUNT        VALUE      (YEARS)    RECEIVE     PAY        Amount              Value
------------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay variable--
      indexed amortizing(1)                 $4,776        $ (53)         2.6       6.79%     5.58%      $5,078               $(8)
Receive fixed/pay variable--
      conventional                           3,452          (80)         7.0       6.76      5.57        3,505                21
Pay fixed/receive variable--
      conventional                           3,382           15          1.2       5.53      5.93        3,312                (5)
Basis swaps                                    600           --           .5       5.49      5.47          400                --
------------------------------------------------------------------------------------------------------------------------------------
          Total portfolio swaps            $12,210        $(118)         3.3       6.37%     5.67%     $12,295               $ 8
                                           =======        ======                                       =======               ===


(1) Maturity is based upon expected average lives rather than contractual terms.

Based on the weighted average rates in effect at March 31, 1997, the spread on portfolio interest rate swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 70 basis points). The aggregate negative fair value of $(118) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized loss that would be recognized if the portfolio were to be liquidated at that date.

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest from these swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method over the projected remaining life of the related swap contract at its termination and recorded as an adjustment of the yield on the respective on-balance sheet instrument that was being managed. Including the impact of both the spread on the swap portfolio and the amortization of the deferred gains and losses resulting from terminated swaps, portfolio interest rate swaps increased net interest income for the first quarter of 1997 and 1996 by $21 million and $9 million, respectively. During the first quarter of 1997, swaps with a notional amount of $200 million were terminated, resulting in no deferred gain or loss. During the same period last year, swaps with a notional amount of $500 million were terminated, resulting in a deferred gain of $.3 million.

A summary of Key's deferred swap gains and (losses) is as follows:

March 31, 1997
dollars in millions
------------------------------------------------------------------------------
                                                             Weighted Average
                                        Deferred                    Remaining
Asset/Liability Managed           Gains/(Losses)         Amortization (Years)
------------------------------------------------------------------------------
Loans                                        $ (1)                       1.6
Debt                                           16                        6.1
------------------------------------------------------------------------------
     Total                                    $15
                                              ===
------------------------------------------------------------------------------


Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates on specified long-term debt and other short-term borrowings. Interest rate caps and floors involve the payment of a premium by the buyer to the seller for the right to receive an interest differential equal to the difference between the current interest rate and an agreed-upon interest rate ("strike rate") applied to a notional amount. Key generally purchases or enters into net purchases (a combination of buying and selling) of caps and floors for asset and liability management purposes. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specified prices. Key had caps and floors with a notional amount and fair value of $2.4 billion (of which $865 million are forward-starting) and $31 million, respectively, at March 31, 1997. There were no futures contracts outstanding at the same date.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES

Key's affiliate banks also use interest rate swap, cap and floor, and futures contracts for dealer activities (which are generally limited to the banks' commercial loan customers) and enter into other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The customer swaps, caps and floors, and futures, as well as the third party positions, are recorded at their estimated fair values, and adjustments to fair value are included in other income on the income statement. Key had futures contracts with a notional amount and fair value of $4.4 billion and $3 million, respectively, at March 31, 1997.

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

At March 31, 1997, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $46 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $7 million and $4 million, respectively, for the first three months of 1997 and $4 million and $3 million, respectively, for the first three months of 1996.

A summary of the notional amounts and the respective fair values of derivative financial instruments held or issued for trading purposes at March 31, 1997, and on average for the three-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $6.2 billion notional amount of customer swaps presented in the table includes $3.8 billion of interest rate swaps that receive a fixed rate and pay a variable rate and $2.4 billion of interest rate swaps that pay a fixed rate and receive a variable rate. As of March 31, 1997, these swaps had an expected average life of 4.9 years and carried a weighted average rate received of 6.30% and a weighted average rate paid of 6.20%.

                                                      March 31, 1997             Three months ended March 31, 1997
                                                  ----------------------      --------------------------------------
                                                   Notional        Fair                   Average           Average
in millions                                          Amount       Value           Notional Amount        Fair Value
--------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
     Customer swaps:
         Assets                                      $3,796        $ 42                    $4,000              $ 39
         Liabilities                                  2,365         (27)                    1,985               (21)
     Caps and floors purchased                        2,647           3                     2,275                 2
     Caps and floors written                          2,730          (3)                    2,344                (2)

Foreign exchange forward contracts:(1)
     Assets                                             484          19                       477                22
     Liabilities                                        408         (17)                      418               (21)
--------------------------------------------------------------------------------------------------------------------

(1) Excludes the effect of foreign spot contracts.


                     Independent Accountants' Review Report

Shareholders and Board of Directors
KeyCorp

We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Key as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
April 16, 1997

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto, presented on pages 3 through 17.

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses, including plans to form a nationwide bank, to reduce expenses to achieve a 55% efficiency ratio by the end of 1997, and to both consolidate and divest branches; and significant changes in accounting, tax, or regulatory practices or requirements.

During the first quarter of 1997, Key's operating results reflected the progress made in executing strategic actions being taken to complete its transformation to a nationwide bank-based financial services company and to implement expense control initiatives. These planned actions, which were announced last November, include the consolidation of Key's bank subsidiaries (other than Key Bank USA National Association) into one nationwide banking institution by around mid-1997, the consolidation of nearly 140 branch offices (known as KeyCenters), and a reduction of approximately 10% of Key's employment base. These actions will be taken throughout 1997 with the objective of improving the efficiency ratio to the targeted amount referred to above, with further improvement thereafter. At the same time, as part of a strategy to exit businesses which management perceives as having low-growth potential, Key announced its plans to divest another 140 branch offices. As of March 31, 1997, more than 100 of the 140 KeyCenters had been merged and contracts were in place for the sale of more than half of the 140 KeyCenters targeted for sale. Included in these contracts is a definitive agreement reached in February 1997 for the sale of KeyBank National Association (Wyoming), Key's 28 branch Wyoming bank subsidiary. This transaction is expected to close during the third quarter of 1997, pending necessary regulatory approvals and various other conditions. In addition, operations have been streamlined through a workforce reduction of nearly half of the 10% projected at the November announcement date. As a result of these and other factors, Key's efficiency ratio for the first three months of 1997 improved to just under 59% from the nearly 61% reported last quarter.

During the first quarter, Key also continued its efforts to reallocate resources (including those made available or generated by its above-mentioned divestitures of KeyCenters in areas of low-growth potential) to businesses with higher earnings potential and to focus on certain customer segments, while emphasizing technology to enhance service capability. Specifically, Key launched a new subsidiary, Key Corporate Capital Inc., to expand corporate and specialty finance businesses on a nationwide basis. As part of Key's Corporate Banking line of business, this new unit targets certain client segments and geographic markets, including media and telecommunications, healthcare, structured finance and lease financing. In addition, Key entered into an alliance with Standard Chartered Bank, of the United Kingdom, to provide expanded international banking services to Key's clients doing business in Asia. In April 1997, Key moved to increase the size and scope of its leasing business by entering into a definitive agreement to acquire Leasetec, a privately held equipment leasing company headquartered in Boulder, Colorado, which specializes in the leasing of information-technology and telecommunications equipment to large corporate clients.

In addition to the above actions, during the first quarter management continued to manage Key's balance sheet and capital efficiently to improve returns to shareholders, improve liquidity and manage credit risk. These steps included the securitization and sale of $456 million of auto loans and the sale of a $41 million non-strategic affinity credit card portfolio. The latter was the second credit card portfolio sale in the last three quarters and management will continue to explore opportunities for sales of non-strategic credit card portfolios in 1997.

During the fourth quarter of 1996, Key augmented its flexibility to continue its management of capital through the issuance of $500 million of tax-advantaged capital securities which receive Tier I capital treatment. In the first quarter of 1997, 4,880,000 Key Common Shares were repurchased as part of a 12,000,000 Common Shares repurchase program authorized by Key's Board of Directors in November 1996. This brings the total number of shares repurchased under the authorization to 7,500,000. The repurchase of these shares reflected, in large part, the additional capital flexibility achieved through loan sales and securitizations completed during 1996 and in the first three months of 1997.

The above items are reviewed in greater detail in the remainder of this management's discussion and in the notes to the consolidated interim financial statements referred to above.

                        FIGURE 1 SELECTED FINANCIAL DATA

                                                            1997                                     1996
                                                       -------------     --------------------------------------------------------
dollars in millions, except per share amounts                FIRST           Fourth          Third           Second       First
                                                            --------        --------        --------        --------     --------
---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                             $  1,255        $  1,243        $  1,238        $  1,234     $  1,236
Interest expense                                                 566             560             555             552          567
Net interest income                                              689             683             683             682          669
Provision for loan losses                                         67              57              49              47           44
Noninterest income                                               259             285             289             264          249
Noninterest expense                                              575             700             615             579          570
Income before income taxes                                       306             211             308             320          304
Net income                                                       212             151             207             217          208
Net income applicable to Common Shares                           212             151             207             213          204
---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                                  $    .96        $    .67        $    .90        $    .92     $    .88
Cash dividends                                                   .42             .38             .38             .38          .38
Book value at period end                                       21.29           21.84           21.91           21.63        21.43
Market price:
       High                                                    56.38           54.25           44.38           40.25        39.13
       Low                                                     48.63           43.69           36.25           36.75        33.38
       Close                                                   48.75           50.50           44.00           38.75        38.63
Weighted average Common Shares (000)                         221,670         225,562         229,668         231,341      233,100
---------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                       $ 49,724        $ 49,235        $ 48,373        $ 47,928     $ 48,273
Earning assets                                                59,825          59,260          57,640          57,404       57,941
Total assets                                                  67,893          67,621          65,356          64,764       65,052
Deposits                                                      44,239          45,317          44,523          44,417       45,401
Long-term debt                                                 4,774           4,213           4,664           4,174        4,266
Common shareholders' equity                                    4,674           4,881           4,976           4,996        4,964
Total shareholders' equity                                     4,674           4,881           4,976           4,996        5,124
Full-time equivalent employees                                26,603          27,689          28,337          28,319       28,902
Full-service banking offices                                   1,161           1,205           1,218           1,239        1,270
---------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                  1.30%            .92%           1.28%           1.35%        1.28%
Return on average common equity                                18.07           12.53           16.73           17.15        16.42
Return on average total equity                                 18.07           12.53           16.73           16.93        16.22
Efficiency(1)                                                  58.92           60.92           60.71           60.50        61.22
Overhead(2)                                                    43.71           44.89           44.40           45.53        47.07
Net interest margin (TE)                                        4.75            4.80            4.82            4.80         4.70
---------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets(3)                                             6.88%           7.22%           7.61%           7.71%        7.88%
Tangible equity to tangible assets(3)                           5.58            5.88            6.20            6.27         6.38
Tier I risk-adjusted capital                                    7.47            7.98            7.49            7.60         7.71
Total risk-adjusted capital                                    12.31           13.01           12.50           11.72        11.45
Leverage                                                        6.68            6.93            6.38            6.43         6.43
---------------------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7.

(1) Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(2) Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

(3) Including capital securities (as defined in Note 8, Capital Securities, beginning on page 12), these ratios at March 31, 1997, are 7.62% and 6.32%, respectively, and at December 31, 1996, are 7.96% and 6.63%, respectively.

TE = Taxable Equivalent

PERFORMANCE OVERVIEW

The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for the last five quarters. Each of the items referred to in this performance overview and in Figure 1 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 17.

Net income for the first quarter of 1997 reached a record first quarter high of $212 million, or $.96 per Common Share. This compared with net income of $208 million, or $.88 per Common Share, for the first quarter of 1996. On an annualized basis, the return on average common equity for the first quarter of 1997 was 18.07%, up from 16.42% for the same period last year. The annualized returns on average total assets were 1.30% and 1.28% for the first quarters of 1997 and 1996, respectively.

Contributing to the increase in earnings were an $18 million increase in taxable-equivalent net interest income, a $10 million increase in noninterest income and a $4 million reduction in the provision for income taxes (including the taxable-equivalent adjustment). These positive factors were partially offset by a $23 million rise in the provision for loan losses and a $5 million increase in noninterest expense. Excluding the $10 million of distributions on capital securities (which more closely resemble dividend or interest payments than overhead expense) recorded in the first quarter of 1997, noninterest expense was down $5 million from the comparable period a year-ago. The efficiency ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, improved to 58.92% for the first quarter of 1997 compared with 60.92% and 61.22% for the fourth quarter of 1996 and the first quarter of 1996, respectively. As discussed in the preceding Introduction, this reflected progress made by Key in its restructuring efforts and implementation of expense control initiatives.

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

The information presented in Figure 2 provides a summary of the effect on net interest income of changes in yields/rates and average balances from the first quarter of 1996 to the first quarter of 1997. Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 3. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 29.

For the first quarter of 1997, net interest income was $700 million, up $18 million, or 3%, from the same period last year. This increase resulted from a net interest margin which rose by 5 basis points to 4.75%, and a 1% increase in average earning assets to $59.0 billion. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The slight improvement in the net interest margin as compared with the year-ago quarter was due primarily to two factors. During the first quarter of 1996, Key completed the amortization of deferred swap losses resulting from interest rate swap terminations taken late in 1994 and early in 1995 to reduce its exposure to changes in interest rates. The net interest margin also benefited from favorable funding associated with the issuance of $500 million of capital securities late in the fourth quarter of 1996. The distributions related to these tax-advantaged preferred securities are classified as noninterest expense, consistent with the position of the Securities and Exchange Commission. The positive impact of the above factors was largely offset by the effects of loan growth at spreads lower than the first quarter 1996 margin, and increased borrowings associated with the Common Share repurchase program.

Average earning assets for the first quarter totaled $59.0 billion, which was $835 million, or 1%, higher than the first quarter 1996 level and $1.2 billion, or an annualized 8% above the fourth quarter of 1996. The modest growth from the year-ago quarter included a $1.1 billion, or 2%, increase in loans, reflecting the sale of a subsidiary bank and the impact of Key's securitization and sales programs. This loan growth was offset in part by small declines in securities (including both investment securities and securities available for sale) and short-term investments. The higher rate of earning asset growth relative to the prior quarter reflected strong growth in targeted loans (such as commercial, home equity, credit card and consumer installment loans), accompanied by a slower pace of reduction in the residential mortgage portfolio, a trend which began during the fourth quarter of 1996. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loan section on page 29.

Key uses portfolio interest rate swaps (as defined in Note 11, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $12.2 billion at March 31, 1997, from $12.3 billion at year-end 1996. For the first quarter of 1997, interest rate swaps contributed $21 million and 14 basis points to net interest income and the net interest margin, respectively, including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps. During the same period in 1996, interest rate swaps increased net interest income by $9 million and the net interest margin by 6 basis points. The manner in which interest rate swaps are used in Key's overall program of asset and liability management is described in Note 11.

               Figure 2 Components of Net Interest Income Changes

                            From Three Months Ended March 31, 1996
                             To Three Months Ended March 31, 1997
                            ---------------------------------------
                                         Average   Yield/    Net
in millions                               Volume   Rate    Change
-------------------------------------------------------------------
INTEREST INCOME
Loans                                     $ 24     $ (7)    $ 17
Taxable investment securities               (1)      --       (1)
Tax-exempt investment securities            --       (2)      (2)
Securities available for sale               (1)       6        5
Short-term investments                      (1)      (1)      (2)
-------------------------------------------------------------------
     Total interest income (TE)             21       (4)      17

INTEREST EXPENSE
Money market deposit accounts               16      (22)      (6)
Savings deposits                            (9)      13        4
NOW accounts                               (12)       3       (9)
Certificates of deposit
  ($100,000 or more)                         1       (5)      (4)
Other time deposits                        (16)      (3)     (19)
Deposits in foreign offices                  4       (1)       3
-------------------------------------------------------------------
     Total interest-bearing deposits       (16)     (15)     (31)
Federal funds purchased and
     securities sold under
     repurchase agreements                  17       (1)      16
Other short-term borrowings                 14       (2)      12
Long-term debt                               6       (4)       2
-------------------------------------------------------------------
     Total interest expense                 21      (22)      (1)
-------------------------------------------------------------------
     Net interest income (TE)               --     $ 18     $ 18
                                          ====     ====     ====
-------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

    FIGURE 3. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                First Quarter 1997                     Fourth Quarter 1996
                                         ---------------------------------       ---------------------------------
                                         Average                    Yield/       Average                   Yield/
dollars in millions                      Balance      Interest       Rate        Balance       Interest     Rate
------------------------------------------------------------------------------------------------------------------
ASSETS
Loans: (1), (2)
 Commercial, financial and ag            $12,248       $   268      8.87 %       $12,027        $   270     8.93 %
 Real estate-commercial mortg              7,130           163      9.27           6,978            159     9.06
 Real estate-construction                  1,693            40      9.58           1,778             44     9.84
 Commercial lease financing                2,623            39      6.03           2,514             40     6.33
------------------------------------------------------------------------------------------------------------------
  Total commercial loans                  23,694           510      8.73          23,297            513     8.76
 Real estate-residential                   6,196           126      8.25           6,312            131     8.26
 Credit card                               1,786            67     15.21           1,712             63    14.64
 Other consumer                           15,070           346      9.31          14,884            346     9.25
------------------------------------------------------------------------------------------------------------------
  Total consumer loans                    23,052           539      9.48          22,908            540     9.38
 Loans held for sale                       2,469            48      7.88           2,114             41     7.72
------------------------------------------------------------------------------------------------------------------
  Total loans                             49,215         1,097      9.04          48,319          1,094     9.01
Taxable investment securities                222             3      5.48             206              3     5.79
Tax-exempt investment securities(1)        1,395            27      7.85           1,409             28     7.91
------------------------------------------------------------------------------------------------------------------
  Total investment securities              1,617            30      7.52           1,615             31     7.64
Securities available for sale(1),(3)       7,800           134      6.99           7,271            121     6.62
Interest-bearing deposits wit                 17            --      4.11              18              1     4.49
Federal funds sold and securities
 purchased under resale agree                299             4      5.43             600              8     5.30
Trading account assets                        95             1      5.63              60             --     6.63
------------------------------------------------------------------------------------------------------------------
  Total short-term investment                411             5      5.04             678              9     5.28
------------------------------------------------------------------------------------------------------------------
  Total earning assets                    59,043         1,266      8.70          57,883          1,255     8.63
Allowance for loan losses                   (868)                                   (866)
Other assets                               8,179                                   8,046
------------------------------------------------------------------------------------------------------------------
                                         $66,354                                 $65,063
                                         =======                                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts            $11,008            65      2.39         $10,979             66     2.39
Savings deposits                           4,819            43      3.62           5,110             45     3.50
NOW accounts                               1,682             9      2.17           1,702              9     2.10
Certificates of deposit ($100              3,699            50      5.48           3,448             51     5.88
Other time deposits                       13,037           171      5.32          13,497            177     5.22
Deposits in foreign offices                1,150            15      5.31             793             10     5.02
------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits         35,395           353      4.04          35,529            358     4.01
Federal funds purchased and securities
 sold under repurchase agreements          7,028            88      5.08           6,087             77     5.03
Other short-term borrowings                3,912            57      5.91           3,568             53     5.91
Long-term debt (4)                         4,486            68      6.22           4,567             72     6.27
------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      50,821           566      4.52          49,751            560     4.48
Noninterest-bearing deposits               8,408                                   8,615
Other liabilities                          1,867                                   1,793
Capital securities                           500                                     111
Preferred stock                               --                                      --
Common shareholders' equity                4,758                                   4,793
------------------------------------------------------------------------------------------------------------------
                                         $66,354                                 $65,063
                                         =======                                 =======
Interest rate spread                                                4.18                                    4.15
------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
 interest margin (TE)                                  $   700      4.75 %                      $   695     4.80 %
                                                       =======      ====                        =======     ====

Taxable-equivalent adjustment (1)                      $    11                                      $12
------------------------------------------------------------------------------------------------------------------




     Third Quarter 1996                  Second Quarter 1996            First Quarter 1996
-------------------------------     ----------------------------    ---------------------------
Average                  Yield/     Average               Yield/    Average              Yield/
Balance      Interest    Rate       Balance     Interest   Rate     Balance  Interest    Rate
-----------------------------------------------------------------------------------------------


$11,934       $   270   9.00 %      $12,233     $   273   8.98 %    $11,686   $  258     8.88 %
  7,056           162   9.13          6,993         162   9.32        7,130      165     9.31
  1,671            43  10.24          1,554          40  10.35        1,520       39    10.32
  2,413            37   6.10          2,302          36   6.29        2,246       35     6.27
-----------------------------------------------------------------------------------------------
 23,074           512   8.83         23,082         511   8.90       22,582      497     8.85
  6,481           136   8.35          7,328         158   8.67        8,023      131     6.57
  1,707            62  14.45          1,659          60  14.55        1,581       58    14.75
 14,293           331   9.21         13,781         306   8.93       13,357      342    10.30
-----------------------------------------------------------------------------------------------
 22,481           529   9.36         22,768         524   9.26       22,961      531     9.30
  2,548            51   7.96          2,442          50   8.24        2,609       52     8.02
-----------------------------------------------------------------------------------------------
 48,103         1,092   9.03         48,292       1,085   9.04       48,152    1,080     9.02
    251             4   6.34            259           3   5.64          267        4     6.03
  1,458            29   7.91          1,414          28   7.96        1,418       29     8.23
-----------------------------------------------------------------------------------------------
  1,709            33   7.68          1,673          31   7.45        1,685       33     7.88
  7,152           120   6.75          7,410         124   6.73        7,864      129     6.60
     18            --   3.57             28          --   2.70           32       --     2.89

    385             5   5.17            418           5   5.08          448        7     5.39
     60             1   5.21             45           1   5.25           27       --     5.30
-----------------------------------------------------------------------------------------------
    463             6   5.16            491           6   4.96          507        7     5.35
-----------------------------------------------------------------------------------------------
 57,427         1,251   8.67         57,866       1,246   8.66       58,208    1,249     8.63
   (870)                               (877)                           (875)
  7,923                               7,634                           7,778
-----------------------------------------------------------------------------------------------
$64,480                             $64,623                         $65,111
=======                             =======                         =======


$10,851            82   3.01        $10,273          76   2.98       $8,725       71     3.27
  5,463            33   2.40          5,832          37   2.55        6,018       39     2.61
  1,733             9   2.07          2,348          12   2.06        3,984       18     1.82
  3,133            45   5.71          3,267          49   6.03        3,661       54     5.93
 13,338           175   5.22         13,849         178   5.17       14,215      190     5.38
  1,189            16   5.35          1,154          15   5.23          848       12     5.69
-----------------------------------------------------------------------------------------------
 35,707           360   4.01         36,723         367   4.02       37,451      384     4.12

  5,694            72   5.03          5,899          74   5.05        5,691       72     5.09
  3,669            55   5.96          2,922          44   6.06        2,950       45     6.14
  4,359            68   6.28          4,152          67   6.60        4,102       66     6.59
-----------------------------------------------------------------------------------------------
 49,429           555   4.47         49,696         552   4.47       50,194      567     4.54
  8,467                               8,202                           8,208
  1,661                               1,571                           1,551
     --                                  --                              --
     --                                 158                             160
  4,923                               4,996                           4,998
-----------------------------------------------------------------------------------------------
$64,480                             $64,623                         $65,111
=======                             =======                         =======
                        4.20                              4.19                           4.09
------------------------------------------------------------------------------------------------
              $   696   4.82 %                  $   694   4.80 %              $   682    4.70 %
              =======   ====                    =======   ====                =======    ====

              $    13                           $    12                       $    13
-----------------------------------------------------------------------------------------------

(1) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(2) For purposes of these computations, nonaccrual loans are included in the average loan balances.

(3)  Yield is calculated on the basis of amortized cost.

(4)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

ASSET AND LIABILITY MANAGEMENT

ASSET/LIABILITY MANAGEMENT COMMITTEES

Key manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee, and strategies formulated and implemented by the Asset/Liability Strategy Committee (collectively, "ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of Key, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of Key and each of its affiliate banks. Both asset/liability management committees meet at least monthly.

SHORT-TERM INTEREST RATE EXPOSURE

The primary tool utilized by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual repayment schedules. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income from what net interest income would have been if interest rates did not change. As shown in Figure 4, Key has been operating well within these guidelines.

        FIGURE 4 NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES

ESTIMATED CHANGE IN NET INTEREST INCOME
                                               June-95   Sep-95    Dec-95    Mar-96    Jun-96    Sep-96    Dec-96    Mar-97
GRADUAL 200 BASIS POINT
  DECREASE OVER NEXT 12 MONTHS                   .27       .23       .30       .89       .92       .60       .71       .90
GRADUAL 200 BASIS POINT
  INCREASE IN RATES OVER NEXT 12 MONTHS        -1.10     -1.20     -1.24     -1.34     -1.13     -1.23     -1.28     -1.28

LONG-TERM INTEREST RATE EXPOSURE

Short-term interest rate analysis is complemented by an economic value of equity model. This model provides the added benefit of measuring the exposure to interest rate changes outside the one- to two-year time frame not measured by the simulation model. The economic value of Key's equity is determined by modeling the net present value of future cash flows for asset, liability, and off-balance sheet positions based on the implied forward yield curve. Economic value analysis has several limitations including: the economic values of asset, liability, and off-balance sheet positions do not represent the true fair values of the positions, since they do not consider factors such as credit risk and liquidity; indeterminate maturity assets and liabilities require that estimated cash flows be developed; the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations; and the analysis requires assumptions about events that span an even longer time frame than that used in the simulation model. Key is currently in the process of defining policy guidelines for managing long-term interest rate risk.

RECENT MANAGEMENT ACTIONS

During 1996, a number of actions were taken in connection with the execution of asset/liability management strategies designed to improve liquidity and reduce longer-term interest rate exposure. These actions included the sale of residential mortgage loans totaling $500 million and the securitization and sale of non-prime auto loans totaling $212 million. Other actions taken during 1996 included the continued run-off of lower-yielding securities and residential mortgage loans. In the first quarter of 1997, Key securitized and sold an additional $456 million of auto loans. With the enhanced capital management flexibility derived from these actions and the issuance of $500 million of tax-advantaged capital securities during the 1996 fourth quarter, 14,620,000 and 4,880,000 Common Shares were repurchased in 1996 and in the first quarter of 1997, respectively.

As was the case throughout 1996, Key continued to utilize both portfolio interest rate swaps, which are more fully discussed below, and interest rate caps and floors to manage its interest rate risk. In connection with the previously announced branch divestitures, during the month of March and in early April, strategies were executed to minimize the interest rate risk associated with the anticipated sales of fixed-rate deposits. These strategies included the execution of $650 million of forward-starting interest rate caps and $100 million of pay fixed swaps, and the issuance of $250 million of fixed-rate bank notes. Management will continue to evaluate strategies to securitize and/or sell loans, taking into account the strategies' impacts on liquidity, capital and earnings.

PORTFOLIO INTEREST RATE SWAP CONTRACTS

In addition to Key's securities portfolios and debt issuances, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decision to use portfolio interest rate swaps versus on-balance sheet securities or debt to manage interest rate risk depends on various factors, including the mix and cost of funding sources, liquidity, and capital requirements. Further details pertaining to Key's swap portfolio are included in Note 11, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

As shown in Note 11, the estimated fair value of Key's portfolio interest rate swaps decreased $126 million during the first quarter of 1997 from a fair value of $8 million at December 31, 1996. The decline in fair value over the past three months reflected the financial markets' expectations, as measured by the forward yield curve, for a future increase in interest rates and the fact that Key's swap portfolio is primarily in a received fixed position. Swaps with a notional amount of $200 million were terminated during the first quarter of 1997, resulting in no deferred gain or loss. A summary of Key's deferred swap gains and losses at March 31, 1997, is also presented in Note 11. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is integrated strategically with asset and liability management and other appropriate processes. These terminations as well as other portfolio swap activity for the three-month period ended March 31, 1997, are summarized in Figure 5.

FIGURE 5 PORTFOLIO SWAP ACTIVITY FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                              Receive Fixed
                                     ---------------------------------                                            Total
                                          Indexed                             Pay Fixed-          Basis       Portfolio
in millions                            Amortizing        Conventional       Conventional          Swaps           Swaps
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year               $5,078              $3,505             $3,312           $400         $12,295
    Additions                                  --                  --                950            200           1,150
    Maturities                                 --                  53                680             --             733
    Terminations                               --                  --                200             --             200
    Amortization                              302                  --                 --             --             302
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                   $4,776              $3,452             $3,382           $600         $12,210
                                           ======              ======             ======           ====         =======
------------------------------------------------------------------------------------------------------------------------

A summary of the notional and fair values of portfolio swaps by interest rate management strategy is presented in Figure 6. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

               FIGURE 6 PORTFOLIO SWAPS BY INTEREST RATE STRATEGY

                                                           March 31, 1997            December 31, 1996         March 31, 1996
                                                    ----------------------------- ----------------------- -----------------------
                                                          Notional          Fair  Notional          Fair  Notional          Fair
in millions                                                 Amount         Value    Amount         Value    Amount         Value
---------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                      $  6,141         $(103) $  6,443          $(20) $  7,018          $(35)
Convert variable rate deposits and short-term
    borrowings to fixed                                      3,082            14     3,082            (4)    1,775            (8)
Convert variable rate long-term debt to fixed                  300             1       230            (1)      112            (2)
Convert fixed rate long-term debt to variable                2,087           (30)    2,140            33     1,282            12
Basis swaps                                                    600            --       400            --        --            --
---------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps                                  $12,210         $(118)  $12,295        $    8   $10,187          $(33)
                                                           =======         =====   =======        ======   =======          ====
---------------------------------------------------------------------------------------------------------------------------------

The expected average maturities of the portfolio swaps at March 31, 1997, are summarized in Figure 7.

    FIGURE 7 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT MARCH 31, 1997

                                                  Receive Fixed
                                          -------------------------------                                             Total
                                             Indexed                                     Pay Fixed-      Basis    Portfolio
in millions                               Amortizing          Conventional             Conventional      Swaps        Swaps
----------------------------------------------------------------------------------------------------------------------------
Due in one year or less                     $     89               $   204                   $1,100       $600     $  1,993
Due after one through five years               4,503                   115                    2,282         --        6,900
Due after five through ten years                 184                 2,323                       --         --        2,507
Due after ten years                               --                   810                       --         --          810
----------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps                    $4,776                $3,452                   $3,382       $600      $12,210
                                              ======                ======                   ======       ====      =======
----------------------------------------------------------------------------------------------------------------------------

In June 1996, the FASB issued an Exposure Draft of a proposed SFAS, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." If adopted in its present form, this SFAS would eliminate indexed amortizing swaps as a permitted instrument for hedging activities and, therefore, would likely alter Key's use of this instrument in the future. It is not clear whether this SFAS will be adopted in its present form, and it is not currently practicable to estimate the potential effects of any final standard.

Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specific prices. Key had caps and floors with a notional amount and fair value of $2.4 billion and $31 million, respectively, at March 31, 1997. There were no futures contracts outstanding at the same date.

CUSTOMER INTEREST RATE SWAP CONTRACTS

While not directly related to asset and liability management, in addition to portfolio swaps, Key has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Adjustments to the fair values of such swaps are included in other income on the income statement. Further information pertaining to these contracts as well as caps and floors, and futures contracts used for trading purposes is included in Note 11, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

NONINTEREST INCOME

As shown in Figure 8, noninterest income for the 1997 first quarter totaled $259 million, up $10 million, or 4%, from the same period last year. This improvement reflected growth in income from corporate owned life insurance (up $7 million), trust and asset management income (up $6 million), credit card fees, and insurance and brokerage income (both up $3 million) and other income (up $4 million). The growth of the trust and asset management component was moderated slightly as a result of the progress made in transferring Key's shareholder services business to an unrelated party. As the year progresses, it is anticipated that the level of shareholder services income will decline, since the transfer of accounts to the new servicer should be completed during the second quarter. Shareholder services contributed approximately $11 million to Key's revenues during all of 1996. Additional detail pertaining to the composition of trust and asset management income is presented in Figure 9. The increase in other income relative to the first three months of 1996 was due primarily to a $3 million increase in income from trading account activities, a $3 million gain on the sale of a non-strategic affinity credit card portfolio and a $4 million increase in automated teller machine ("ATM") surcharge fees, offset in part by a $6 million decline in mortgage banking income. The decrease in mortgage banking income reflected the 1996 transition to a telephone based method of processing loan originations.

The growth in income contributed by the above categories was partially offset by a $12 million decrease in loan securitization income, due largely to the impact of two factors. Effective January 1, 1997, Key adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new accounting standard served to reduce loan securitization income in the first quarter by approximately $8 million. Of this reduction, $6 million was reclassified to interest income and the remaining $2 million is expected to be recognized as interest income over the life of the respective securitizations. SFAS No. 125 is discussed in greater detail in Note 1, Summary of Significant Accounting Policies, in Key's 1996 Annual Report. The second factor was a positive $4 million adjustment to loan securitization income in the year-ago quarter which resulted from a change in the method of servicing income recognition. Additional information pertaining to the type and volume of securitized loans which are either administered or serviced by Key and not recorded on its balance sheet is included in the Loans section beginning on page
29. Excluding the loan securitization component, noninterest income in the first quarter of 1997 was up $22 million, or 9%, from the first three months of 1996.

                           FIGURE 8 NONINTEREST INCOME

                                                    Three Months ended March 31,             Change
                                                    ---------------------------      -----------------------
dollars in millions                                      1997              1996        Amount      Percent
------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                     $  71             $  72         $  (1)          (1.4)%
Trust and asset management income                          64                58             6           10.3
Credit card fees                                           23                20             3           15.0
Insurance and brokerage income                             21                18             3           16.7
Corporate owned life insurance                             19                12             7           58.3
Loan securitization income                                  1                13           (12)         (92.3)
Other income:
     Trading account income                                 7                 4             3           75.0
     Foreign exchange income                                4                 3             1           33.3
     Venture capital income                                 6                 7            (1)         (14.3)
     Letter of credit fees                                  4                 4            --           --
     Mortgage banking income                                2                 8            (6)         (75.0)
     Miscellaneous income                                  37                30             7           23.3
------------------------------------------------------------------------------------------------------------
          Total other income                               60                56             4            7.1
------------------------------------------------------------------------------------------------------------
          Total noninterest income                       $259              $249          $ 10            4.0%
                                                         ====              ====          ====
------------------------------------------------------------------------------------------------------------

                   FIGURE 9 TRUST AND ASSET MANAGEMENT INCOME

                                                            Three Months ended March 31,               Change
                                                          ----------------------------------      ----------------------
dollars in millions                                                 1997               1996        Amount      Percent
------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                           $34                $35           $(1)          (2.9)%
Institutional asset management and custody fees                       17                 14             3           21.4
Bond services                                                          3                  3            --             --
All other fees                                                        10                  6             4           66.7
------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income                          $64                $58           $ 6           10.3 %
                                                                     ===                ===           ===
dollars in billions
------------------------------------------------------------------------------------------------------------------------
March 31,
Discretionary assets                                                 $47                $48           $(1)          (2.1)%
Non-discretionary assets                                              47                 39             8           20.5
------------------------------------------------------------------------------------------------------------------------
    Total trust assets                                               $94                $87           $ 7            8.0 %
                                                                     ===                ===           ===
------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

As shown in Figure 10, noninterest expense for the first quarter of 1997 totaled $575 million, up $5 million, or less than 1%, from the first quarter of 1996. Included in noninterest expense for the first quarter of 1997 was $10 million of distributions accrued on the capital securities (tax-advantaged preferred securities) issued by Key during the fourth quarter of last year. Excluding these distributions, noninterest expense was slightly below the year-ago quarter. This improvement was due in large part to the progress made with respect to the restructuring efforts announced last November which center around the formation of a single nationwide community bank by around mid-1997, as well as the implementation of expense control initiatives. Further information pertaining to specific actions taken in connection with the restructuring and expense control initiatives is included in the Introduction beginning on page 18.

Personnel expense, the largest category of noninterest expense, came in slightly below the first quarter 1996 level. Reduction in staff was a major reason for the decrease in personnel expense. Full-time equivalent employees totaled 26,603 at March 31, 1997, down from 28,902 at March 31, 1996. This reflected the impact of Key's restructuring and expense control initiatives (including branch mergers), as well as the divestiture of SFF last June. The effect of these actions on personnel expense compared with the year-ago quarter was substantially offset by the combined impact of 1996 merit increases (effective April 1 for the vast majority of Key's employees); the acquisitions in June and August 1996, respectively, of Knight and Carleton; and the partial-quarter impact of staff reductions which occurred in the first quarter of 1997. Also contributing to the control of noninterest expense were reductions of $5 million in both professional fees and other expense (excluding the capital securities distributions), offset in part by a $5 million increase in equipment expense. The reduction in other expense was spread among a number of categories of operating expense.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, improved to 58.92% for the first quarter, from 60.92% in the previous quarter and 61.22% for the first quarter of 1996. The 200 basis point improvement during the first quarter of 1997 reflects the benefits of Key's expense control strategies and progress made on Key's year-long effort to reduce its efficiency ratio to the previously announced target of 55%.

                          FIGURE 10 NONINTEREST EXPENSE

                                                            Three Months ended March 31,                  Change
                                                            ----------------------------           -----------------------
dollars in millions                                             1997                1996           Amount         Percent
--------------------------------------------------------------------------------------------------------------------------
Personnel                                                    $   290             $   291              $(1)             (.3)%
Net occupancy                                                     56                  54                2              3.7
Equipment                                                         43                  38                5             13.2
Amortization of intangibles                                       21                  22               (1)            (4.5)
Professional fees                                                 11                  16               (5)           (31.3)
Marketing                                                         21                  21               --             --
Other expense:
    Distributions on capital securities                           10                  --               10            100.0
    Equity and gross receipts based taxes                         10                   7                3             42.9
    OREO expense, net(1)                                           1                   1               --             --
    FDIC insurance assessments                                     1                   2               (1)           (50.0)
    Miscellaneous                                                111                 118               (7)            (5.9)
--------------------------------------------------------------------------------------------------------------------------
       Total other expense                                       133                 128                5              3.9
--------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                             $   575             $   570              $ 5               .9%
                                                             =======             =======              ===

Full-time equivalent employees at period end                  26,603              28,902
Efficiency ratio(2)                                            58.92%              61.22%
Overhead ratio(3)                                              43.71               47.07

--------------------------------------------------------------------------------------------------------------------------


(1) OREO expense is net of income of $1 million for the first quarter of both 1997 and 1996.

(2) Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions).

(3) Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions) divided by taxable-equivalent net interest income.

INCOME TAXES

The provision for income taxes was $94 million for the three-month period ended March 31, 1997, as compared with $96 million for the same period in 1996. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1997 first quarter was 30.7% compared with 31.5% for the first quarter of 1996. The lower effective income tax rate was primarily attributable to the favorable settlement of an IRS audit related to an entity acquired in 1992 and higher income from corporate owned life insurance. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At March 31, 1997, total loans outstanding were $49.7 billion, up from $49.2 billion at December 31, 1996, and $48.3 billion at March 31, 1996. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10.

The moderate increase in loans outstanding from the March 31, 1996, level reflected the impact of Key's continued strategy of securitizing and/or selling student loans, auto loans and other loans which do not meet certain return on equity, credit or other internal standards. A summary of loans securitized, sold and divested during 1997 and 1996 is presented in Figure 11. Over the past year, this activity included the sale of $1.0 billion of student loans (of which $711 million was associated with securitizations) and the securitization and sale of auto loans totaling $630 million (of which $79 million was classified as held for sale). Generally, Key sells or securitizes student loans in order to reduce the credit risk that arises when a borrower enters repayment status. Other factors restricting the increase in total loans over the past year were the sale of $142 million of out-of-franchise or non-strategic affinity credit card receivables and the sale of $763 million of loans (primarily residential real estate) in conjunction with the June 1996 divestiture of SFF. This latter transaction is described in greater detail in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 7. Management will continue to explore opportunities for sales of non-strategic credit card portfolios in 1997. Excluding the impact of the above sales, loan portfolios targeted for growth (which exclude one-to-four family mortgages) increased $5.0 billion, or 13%, with the largest advances coming from consumer loans (up $2.5 billion, including increases of $913 million in home equity loans and $274 million in credit card receivables), commercial loans (up $1.3 billion) and student loans held for sale (up $1.2 billion).

                 FIGURE 11 LOANS SECURITIZED, SOLD AND DIVESTED

                                      Securitized/Sold                               Sold                     Divested
                          -----------------------------------------   ------------------------------------ ---------------
                                                                             Mortgage                        Real Estate--
                                                     Student Loans         Loans Held         Credit Card     Residential
in millions                      Auto Loans          Held for Sale           for Sale         Receivables        Mortgage    Total
----------------------------------------------------------------------------------------------------------------------------------
     1996
----------------
First quarter                         $    38                 $   44              $500                  --              -- $   582

Second quarter                             47                     99                --                  --            $762     908

Third quarter                              56                    464                --                $101              --     621

Fourth quarter                             71                    403                --                  --              --     474
----------------------------------------------------------------------------------------------------------------------------------
     Total                             $  212                 $1,010              $500                $101            $762  $2,585
                                       ======                 ======              ====                ====            ====  ======
     1997
----------------
First quarter                          $  456                 $   31                --                $ 41              --  $  528
                                       ======                 ======              ====                ====            ====  ======
----------------------------------------------------------------------------------------------------------------------------------

The $489 million increase in loans from the December 31, 1996, level reflected strong growth in targeted loan portfolios as the aggregate annualized growth rate of average outstanding balances in these portfolios was 10%. Excluding the impact of sales, targeted loans rose $1.1 billion due primarily to higher levels of commercial loans (up $478 million), loans held for sale (up $330 million, including $239 million of student loans) and consumer loans (up $292 million).

This growth was substantially offset, however, by the securitization and sale of $456 million of auto loans (of which $79 million was non-prime auto loans classified as held for sale), the sale of $41 million of non-strategic affinity credit card receivables and the sale of $31 million of student loans held for sale. At March 31, 1997, targeted loans comprised 88% of total loans and 64% of total assets compared with 87% of total loans and 64% of total assets at December 31, 1996.

As shown in Figure 12, new loan volume during the first quarter of 1997 was largely attributable to the Consumer Finance companies. These companies include KeyBank USA, a nationally chartered bank formed from Key's existing Community Banking franchise during the third quarter of 1995, which serves as the national platform for prime auto lending, credit card receivables, student loans, mortgage loan originations and all nonbranch consumer finance business. The majority of new loan volume generated by the Consumer Finance companies is either participated to Key's other banks or securitized and sold.

                   FIGURE 12 PERIOD END LOAN GROWTH BY REGION

                                                                  Net       Intercompany
                                      December 31,      Originations/    Participations/      Acquired/    March 31,   Percent
dollars in millions                           1996       (Repayments)            (Sales)         (Sold)         1997    Change
------------------------------------------------------------------------------------------------------------------------------
Northeast Region                           $14,111            $  (230)             $ 308        $   (12)     $14,177        .5%
Great Lakes Region                          20,089                206                448             --       20,743       3.3
Rocky Mountain Region                        3,833               (102)                40             --        3,771      (1.6)
Northwest Region                             9,707               (174)               182             (3)       9,712        .1
Consumer Finance companies                   2,768              1,358               (978)          (513)       2,635      (4.8)
Eliminations/other                          (1,273)               (41)                --                      (1,314)      N/M
------------------------------------------------------------------------------------------------------------------------------
      Total                                $49,235             $1,017                 --          $(528)     $49,724       1.0%
                                           =======            =======              =====        =======      =======
------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

Shown in Figure 13 are loans which have been securitized and sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as loan securitization income; while income earned on assets subject to prepayment, recorded in connection with securitizations and accounted for like investments in interest-only strips is recorded as interest income on securities available for sale.

          FIGURE 13 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED

                                    March 31,           December 31,         March 31,
in millions                             1997                   1996              1996
--------------------------------------------------------------------------------------
Student loans                         $2,014                 $2,089            $1,543
Auto loans                               754                    386               391
--------------------------------------------------------------------------------------
     Total                            $2,768                 $2,475            $1,934
                                      ======                 ======            ======
--------------------------------------------------------------------------------------

SECURITIES

At March 31, 1997 the securities portfolio totaled $9.6 billion, consisting of $8.0 billion of securities available for sale and $1.6 billion of investment securities. This compares with a total portfolio of $9.3 billion, comprised of $7.7 billion of securities available for sale and $1.6 billion of investment securities, at December 31, 1996. The increase in collateralized mortgage obligations since year end 1996 is in part the result of programs instituted in the fourth quarter of 1996 to better manage securities used to meet the collateral requirements of the affiliate banks. Previously, lower-yielding securities with shorter maturities had been relied upon for this purpose. Certain information pertaining to the composition, yields, and maturities of the securities available for sale and investment securities portfolios is presented in Figures 14 and 15, respectively.

            FIGURE 14 SECURITIES AVAILABLE FOR SALE AT MARCH 31, 1997

                                                                                 Other
                             U.S. Treasury,    States and Collateralized     Mortgage-                              Weighted
                               Agencies and     Political       Mortgage        Backed       Other                   Average
dollars in millions            Corporations  Subdivisions Obligations(1) Securities(1)  Securities           Total     Yield (2)
-----------------------------------------------------------------------------------------------------------------------------
Maturity:
One year or less                       $276          $  4        $   190     $      16       $   2         $   488      5.99%
After one through five years            125            18          3,470         1,045          18            4,676     6.91
After five through ten years             14            16              1         1,743           7            1,781     7.14
After ten years                         108             3             --           611         304(3)         1,026     5.48
-----------------------------------------------------------------------------------------------------------------------------

Fair value                             $523           $41         $3,661        $3,415        $331          $7,971      6.72
Amortized cost                          529            41          3,720         3,467         396           8,153
Weighted average yield                 6.29%         7.13%          6.65%         7.15%       2.31%           6.72%
Weighted average maturity         5.8 years     5.8 years      3.0 years     6.8 years   2.1 years       4.8 years
----------------------------------------------------------------------------------------------------------------------------

(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(3)  Includes securities with no stated maturity.

                FIGURE 15 INVESTMENT SECURITIES AT MARCH 31, 1997

                                            States and                                        Weighted
                                             Political          Other                          Average
dollars in millions                       Subdivisions     Securities          Total             Yield(1)
---------------------------------------------------------------------------------------------------------
  Maturity:
    One year or less                           $   583         $    1        $   584              6.84%
    After one through five years                   553             85            638              8.94
    After five through ten years                   208             --            208              9.99
    After ten years                                 57            141            198              2.69
---------------------------------------------------------------------------------------------------------
  Amortized cost                                $1,401           $227         $1,628              7.56%
  Fair value                                     1,430            227          1,657
  Weighted average yield                          8.09%          4.25%          7.56%
  Weighted average maturity                  2.8 years      3.1 years      2.8 years
---------------------------------------------------------------------------------------------------------

(1) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

ASSET QUALITY

Through its Credit Policy, Credit Administration and Loan Review Groups, Key evaluates and monitors the level of risk in its credit-related assets; formulates underwriting standards and guidelines for line management; develops commercial and consumer credit policies and systems; establishes credit-related concentration limits; reviews loans, leases and other corporate assets to evaluate credit quality; and reviews the adequacy of the allowance for loan losses ("Allowance"). Geographic diversity throughout Key is a significant factor in managing credit risk.

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

As shown in Figure 16, net loan charge-offs for the first quarter of 1997 were $67 million, or .55% of average loans, compared with $43 million, or .36% of average loans, for the same period last year. The higher level of net charge-offs was concentrated in the credit card and consumer-indirect portfolios. The $8 million increase in consumer-indirect net charge-offs (primarily indirect auto loans) also reflected the impact of a recent strategy adopted by Key to expand its consumer base to include various credit risk profiles. This strategy also includes risk-adjusted pricing to address the relative credit risk of various strata of the consumer base. In addition, Key's consumer portfolio was impacted by the continuing widespread nationwide deterioration in consumer credit quality, as indicated by the high number of bankruptcies. As a result of the higher level of net charge-offs, the provision for loan losses was increased to $67 million for the first quarter of 1997 from $57 million for the prior quarter and $44 million for the first quarter of last year. This increase reflected management's intention to continue to maintain the provision for loan losses at a level equal to or above net charge-offs.

                    FIGURE 16 SUMMARY OF LOAN LOSS EXPERIENCE

                                                   Three months ended March 31,
                                                   ----------------------------
dollars in millions                                        1997          1996
-------------------------------------------------------------------------------
Average loans outstanding during the period              $ 49,163      $ 47,800
-------------------------------------------------------------------------------
Allowance for loan losses at beginning of period         $    870      $    876
Loans charged off:
     Commercial, financial and agricultural                    12            18
     Real estate-commercial mortgage                            3             4
     Real estate-construction                                   1            --
     Commercial lease financing                                 3             1
-------------------------------------------------------------------------------
          Total commercial loans                               19            23
     Real estate-residential mortgage                           3             2
     Home equity                                                1            --
     Credit card                                               29            16
     Consumer-direct                                            8             7
     Consumer-indirect                                         29            22
-------------------------------------------------------------------------------
          Total consumer loans                                 70            47
-------------------------------------------------------------------------------
                                                               89            70
Recoveries:
     Commercial, financial and agricultural                     8            11
     Real estate-commercial mortgage                            3             2
     Commercial lease financing                                --             1
-------------------------------------------------------------------------------
          Total commercial loans                               11            14
     Real estate-residential mortgage                           1             1
     Credit card                                                2             3
     Consumer-direct                                            2             2
     Consumer-indirect                                          6             7
-------------------------------------------------------------------------------
          Total consumer loans                                 11            13
-------------------------------------------------------------------------------
                                                               22            27
-------------------------------------------------------------------------------
Net loans charged off                                         (67)          (43)
Provision for loan losses                                      67            44
Allowance acquired/sold, net                                   --            (2)
-------------------------------------------------------------------------------
Allowance for loan losses at end of period               $    870      $    875
                                                         ========      ========
-------------------------------------------------------------------------------
Net loan charge-offs to average loans                         .55%          .36%
Allowance for loan losses to period end loans                1.75          1.81
Allowance for loan losses to nonperforming loans           234.50        256.60
-------------------------------------------------------------------------------

The Allowance at March 31, 1997, was $870 million, or 1.75% of loans, little changed from $870 million, or 1.77% of loans at December 31, 1996, and $875 million, or 1.81% of loans at March 31, 1996. At March 31, 1997, the Allowance was 234.50% of nonperforming loans, compared with 249.28% at December 31, 1996 and 256.60% at March 31, 1996. Although this percentage is not a primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 17. These assets totaled $425 million at March 31, 1997, and represented .85% of loans, other real estate owned ("OREO") and other nonperforming assets compared with $400 million, or .81%, at year end 1996 and $389 million, or .81%, at March 31, 1996. The $22 million increase in nonperforming loans since year end 1996 was geographically broad based and spread across a number of product types in the commercial (up $27 million) and consumer (up $12 million) loan portfolios. These increases were partially offset by a $16 million decline in the level of nonperforming residential real estate loans. Additional information pertaining to changes in impaired and other nonaccrual loans and the percentage of nonperforming loans to period end loans by type within Key's geographically dispersed banking regions is presented in Figures 18 and 19, respectively.

          FIGURE 17. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                       March 31,   December 31,  March 31,
dollars in millions                                        1997           1996      1996
------------------------------------------------------------------------------------------
Commercial, financial and agricultural                    $ 135          $ 120     $ 132
Real estate--commercial mortgage                             88             84        90
Real estate--construction                                    19             19         8
Commercial lease financing                                   16              8        14
Real estate--residential mortgage                            64             80        70
Consumer                                                     49             37        24
------------------------------------------------------------------------------------------
      Total nonaccrual loans                                371            348       338
Restructured loans                                           --              1         3
------------------------------------------------------------------------------------------
      Total nonperforming loans                             371            349       341
Other real estate owned                                      62             56        56
Allowance for OREO losses                                   (10)            (8)      (11)
------------------------------------------------------------------------------------------
      Other real estate owned, net of allowance              52             48        45
Other nonperforming assets                                    2              3         3
------------------------------------------------------------------------------------------
      Total nonperforming assets                          $ 425          $ 400     $ 389
                                                          =====          =====     =====
------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                   $ 113          $ 103     $  89
------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                     .75%           .71%      .71%
Nonperforming assets to period end loans plus other
      real estate owned and other nonperforming assets      .85            .81       .81
------------------------------------------------------------------------------------------


     FIGURE 18. SUMMARY OF CHANGES IN IMPAIRED AND OTHER NONACCRUAL LOANS

                                                        Three months ended March 31,
                                                      ------------------------------
in millions                                              1997                  1996
------------------------------------------------------------------------------------
Balance at beginning of period                           $348                  $330
     Loans placed on nonaccrual                            65                    81
     Charge-offs(1)                                       (12)                  (19)
     Payments                                             (24)                  (21)
     Loans sold                                            --                   (20)
     Transfers to OREO                                     (3)                   (8)
     Loans returned to accrual                             (3)                   (5)
------------------------------------------------------------------------------------
Balance at end of period                                 $371                  $338
                                                         ====                  ====
------------------------------------------------------------------------------------

(1) Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans, credit card receivables, and interest reversals.

FIGURE 19 PERCENTAGE OF NONPERFORMING LOANS TO PERIOD END LOANS BY TYPE AT MARCH 31, 1997

                           Commercial,  Real Estate-                  Commercial   Real Estate-
                           Financial and  Commercial   Real Estate-        Lease    Residential
                           Agricultural     Mortgage    Construction   Financing       Mortgage  Consumer(1)   Total
--------------------------------------------------------------------------------------------------------------------
Northeast Region                   1.91%        2.29%            .51%       --             1.33%       .22%     1.17%
Great Lakes Region                  .48          .73            1.64         .19%           .55        .24       .47
Rocky Mountain Region              2.45         1.07             .64         .20            .64        .65      1.23
Northwest Region                    .63          .62             .92        2.88           1.28        .37       .69
Financial Services                   --           --              --         .63            .13        .09       .31
--------------------------------------------------------------------------------------------------------------------
     Total                         1.05%        1.24%           1.07%        .60%          1.04%       .32%      .75%
--------------------------------------------------------------------------------------------------------------------

(1) Excludes credit card receivables, which are charged off prior to entering nonperforming status.

DEPOSITS AND OTHER SOURCES OF FUNDS

Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the first quarter of 1997, these deposits averaged $39.0 billion and represented 66% of Key's funds supporting earning assets compared with $41.2 billion and 71%, respectively, for the first quarter of 1996. As shown in Figure 3 beginning on page 22, over the past year the mix of core deposits has changed significantly. Primary among the factors contributing to this change is a program started during the fourth quarter of 1995 under which deposit balances (above a defined threshold) in certain NOW and noninterest-bearing checking accounts are transferred to money market deposit accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or withdrawals. As a result of this program, during the first quarter of 1997, demand deposits and NOW account balances averaging $1.7 billion and $3.6 billion, respectively, were transferred to the money market deposit account category, compared with balances averaging $1.0 billion and $2.1 billion, respectively, for the same period last year. In Figure 3, the demand deposits transferred continue to be reported as noninterest-bearing deposits, while the NOW accounts transferred are included in the money market deposit account category. During the second quarter of 1996, the implementation of this program was completed in the last of Key's four banking regions. Contributing to the overall decrease in core deposits relative to the prior year was the impact of investment alternatives (including stocks, bonds, and mutual funds, among others) pursued by customers and the impact of the SFF divestiture early in June 1996.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $15.7 billion for the first quarter of 1997, up $2.6 billion, or 20%, from the comparable prior year period. As illustrated in Figure 3, the increase was attributable primarily to a $2.3 billion increase in short-term borrowings. Purchased funds have increased to offset declines in the volume of core deposits and to fund asset growth.

FIGURE 20 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT MARCH 31, 1997

                                             Domestic        Foreign
in millions                                   Offices        Offices         Total
-----------------------------------------------------------------------------------
Time remaining to maturity:
    Three months or less                       $1,760           $935        $2,695
    Over three through six months                 535             --           535
    Over six through twelve months                552             --           552
    Over twelve months                            648             --           648
-----------------------------------------------------------------------------------
       Total                                   $3,495           $935        $4,430
                                               ======           ====        ======
-----------------------------------------------------------------------------------

LIQUIDITY

Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key's ALCO actively analyzes and manages Key's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks individually maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities of securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale.

Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1,100 full-service banking offices in 15 states. The affiliate banks individually monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by a Central Funding Unit within Key's Funds & Investment Management Group. This group monitors the overall mix of funding sources in conjunction with the affiliate banks' deposit pricing and in response to the structure of the earning assets portfolio. In addition, the affiliate banks have access to various sources of non-core market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve system for short-term liquidity requirements should the need arise. One of the affiliate banks, KeyBank USA, has a line of credit with the Federal Reserve which provides for overnight borrowings of up to $1.2 billion and is secured by $1.7 billion of KeyBank USA's credit card receivables at March 31, 1997. There were no borrowings outstanding under this line of credit as of March 31, 1997.

During the first quarter of 1997, Key's affiliate banks raised $1.4 billion under Key's Bank Note Program which allows for the issuance of up to $12.3 billion, covering eleven affiliate banks. Of the notes issued during this period, $650 million have original maturities in excess of one year and are included in long-term debt, while $750 million have original maturities of one year or less and are included in other short-term borrowings. As of March 31, 1997, the program had unused capacity of $5.9 billion.

The parent company's Commercial Paper/Note Program provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used for general corporate purposes and have been used to fund AFG's lending activities in conjunction with securitizations of its auto loans. The parent company also has a revolving credit agreement with several banks under which the banks have agreed to lend collectively up to $500 million to the parent company. This credit agreement is used primarily as a backup source of liquidity for the Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of March 31, 1997.

During the third quarter of 1996, the parent company filed a new universal shelf registration statement with the SEC to provide for the possible issuance of up to $1.2 billion of debt and equity securities in addition to the unused capacity under a previous shelf registration. Accordingly, at March 31, 1997, unused capacity under the 1996 shelf registration totaled $1.3 billion, of which $750 million is reserved for future issuance as medium-term notes. The proceeds from the issuances under the shelf registration and the Bank Note Program discussed previously may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at March 31, 1997, were as follows:

                                        Senior            Subordinated
                 Commercial           Long-Term             Long-Term
                    Paper                Debt                  Debt
                 ----------           ----------          ------------
Duff & Phelps        D-1+                 AA-                    A+
Standard & Poor's    A-2                   A-                   BBB+
Moody's              P-1                   A1                    A2

Further information pertaining to Key's sources and uses of cash for the three-month periods ended March 31, 1997 and 1996, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

Total shareholders' equity at March 31, 1997, was $4.7 billion, down $207 million, or 4%, from the December 31, 1996, balance and $450 million, or 9%, from the end of the first quarter of 1996. The decrease from the end of the prior year and from the year-ago quarter was due primarily to the share repurchases discussed below, net unrealized losses on securities and dividends paid to shareholders from current period net income. As of March 31, 1997, cumulative net unrealized securities losses totaled $117 million and were recorded in connection with SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities." This amount compares with losses of $6 million and $15 million at December 31, 1996, and March 31, 1996, respectively. The increase which occurred during the first quarter of 1997 reflected a rise in the level of interest rates, as well as the impact of adopting SFAS No. 125. Other factors contributing to the change in shareholders' equity during the first three months of 1997 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

In November 1996, the Board of Directors approved a new share repurchase program which authorized the repurchase of up to 12,000,000 Common Shares by the end of 1997. Under the new program, shares will be repurchased from time to time in the open market or through negotiated transactions. During the first quarter of 1997, Key repurchased 4,880,000 shares at a total cost of $258 million (an average of $52.89 per share) and reissued 1,007,626 Treasury Shares for employee benefit plans. Coupled with the 2,620,000 shares repurchased in the fourth quarter of 1996, this brings the total number of shares repurchased under the new program to 7,500,000. The 26,362,727 Treasury Shares at March 31, 1997, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 6.88% at March 31, 1997, compared with 7.22% at December 31, 1996, and 7.88% at March 31, 1996. The share repurchases and SFAS No. 115 impact previously discussed, combined with modest asset growth, led to the decreases. Including the capital securities issued in the fourth quarter of 1996, the ratio of total shareholders' equity to total assets at March 31, 1997, and December 31, 1996, is 7.62% and 7.96%, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier I and total risk-adjusted capital ratios at March 31, 1997, were 7.47% and 12.31%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At March 31, 1997, Key's leverage ratio was 6.68%, substantially higher than the minimum requirement. Figure 21 presents the details of Key's regulatory capital position at March 31, 1997, December 31, 1996, and March 31, 1996.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of Key's affiliate banks qualify as "well capitalized" at March 31, 1997, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier I capital and leverage ratios, respectively. Although these provisions are not directly applicable to Key under existing laws and regulations, based upon its ratios Key would qualify as "well capitalized" at March 31, 1997. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

              FIGURE 21 CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                                        MARCH 31,            December 31,              March 31,
dollars in millions                                                          1997                    1996                   1996
---------------------------------------------------------------------------------------------------------------------------------
TIER I CAPITAL
     Common shareholders' equity(1)                                        $4,791                  $4,887                 $4,979
     Qualifying preferred stock                                                --                      --                    160
     Capital securities                                                       500                     500                     --
     Less:  Goodwill                                                         (811)                   (824)                  (881)
                Other intangible assets(2)                                   (112)                   (121)                  (136)
---------------------------------------------------------------------------------------------------------------------------------
          Total Tier I capital                                              4,368                   4,442                  4,122
---------------------------------------------------------------------------------------------------------------------------------
TIER II CAPITAL
     Allowance for loan losses(3)                                             733                     698                    670
     Qualifying long-term debt                                              2,102                   2,103                  1,326
---------------------------------------------------------------------------------------------------------------------------------
          Total Tier II capital                                             2,835                   2,801                  1,996
---------------------------------------------------------------------------------------------------------------------------------
          Total capital                                                   $ 7,203                 $ 7,243                $ 6,118
                                                                          =======                 =======                =======
RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet                                $52,659                 $52,228                $49,615
     Risk-adjusted off-balance sheet exposure                               6,893                   4,541                  5,050
     Less:  Goodwill                                                         (811)                   (824)                  (881)
                Other intangible assets(2)                                   (112)                   (121)                  (136)
---------------------------------------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                                       58,629                  55,824                 53,648
     Less:  Excess allowance for loan losses(3)                              (137)                   (172)                  (205)
---------------------------------------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                                        $58,492                 $55,652                $53,443
                                                                          =======                 =======                =======
AVERAGE QUARTERLY TOTAL ASSETS                                            $66,354                 $65,063                $65,111
                                                                          =======                 =======                =======
CAPITAL RATIOS
     Tier I risk-adjusted capital ratio                                      7.47%                   7.98%                  7.71%
     Total risk-adjusted capital ratio                                      12.31                   13.01                  11.45
     Leverage ratio(4)                                                       6.68                    6.93                   6.43
---------------------------------------------------------------------------------------------------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

         (10) Amendment to Form of Change of Control Agreements between KeyCorp and certain executive officers of KeyCorp effective March 17, 1997.

         (11) Computation of Net Income Per Common Share

         (15) Acknowledgment Letter of Independent Auditors

         (27) Financial Data Schedule (filed electronically only)

    (b)  Reports on Form 8-K

         January 17, 1997 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on January 16, 1997, announcing its earnings results for the three-month period ended December 31, 1996.

         No other reports on Form 8-K were filed during the three-month period ended March 31, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KEYCORP
                                        -------------------------------
                                                  (Registrant)


Date: May 13, 1997                      /s/ Lee Irving
                                        --------------------------------
                                        By: Lee Irving
                                            Executive Vice President
                                            and Chief Accounting Officer