Form 10-Q
period 1997-06-30
KEYCORP /NEW/
filed 1997-08-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KeyCorp Logo]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                    34-6542451
--------------------------------------------         --------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                     44114-1306
--------------------------------------------         --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Shares with a par value of $1 each             217,223,697 Shares
--------------------------------------------     ------------------------------
            (Title of class)                     (Outstanding at July 31, 1997)

                    The number of pages of this report is 43.

                                     KEYCORP

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                                               Page Number
          --------------------                                                               -----------
          Consolidated Balance Sheets --
             June 30, 1997, December 31, 1996, and June 30, 1996                                  3

          Consolidated Statements of Income --
             Three months and six months ended June 30, 1997 and 1996                             4

          Consolidated Statements of Changes in Shareholders' Equity --
             Six months ended June 30, 1997 and 1996                                              5

          Consolidated Statements of Cash Flow --
             Six months ended June 30, 1997 and 1996                                              6

          Notes to Consolidated Financial Statements                                              7

          Independent Accountants' Review Report                                                  17

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                                            18
             -------------------------



                                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       40
          -----------------

Item 4    Submission of Matters to a Vote of Security Holders                                     40
          ---------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                                        41
          --------------------------------

          Signature                                                                               41

PART I.  FINANCIAL INFORMATION
                                                        KEYCORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                            JUNE 30,      December 31,          June 30,
dollars in millions                                                            1997              1996              1996
------------------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)                         (Unaudited)
ASSETS
Cash and due from banks                                                    $  2,911          $  3,444          $  3,061
Short-term investments                                                          653               696               511
Securities available for sale                                                 7,727             7,728             7,251
Investment securities (fair value: $1,516, $1,637 and $1,748)                 1,484             1,601             1,714
Loans                                                                        51,644            49,235            47,928
       Less: Allowance for loan losses                                          880               870               870
------------------------------------------------------------------------------------------------------------------------
       Net loans                                                             50,764            48,365            47,058
Premises and equipment                                                        1,025             1,084             1,032
Goodwill                                                                        795               824               844
Other intangible assets                                                         123               137               154
Corporate owned life insurance                                                1,562             1,515             1,192
Other assets                                                                  2,628             2,227             1,947
------------------------------------------------------------------------------------------------------------------------
       Total assets                                                        $ 69,672          $ 67,621          $ 64,764
                                                                           ========          ========          ========

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                    $  9,519          $  9,524          $  8,877
    Interest-bearing                                                         33,655            34,455            34,448
Deposits in foreign offices -- interest-bearing                               1,452             1,338             1,092
------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                        44,626            45,317            44,417
Federal funds purchased and securities sold under repurchase agreements       6,830             6,925             6,171
Other short-term borrowings                                                   5,447             3,969             3,408
Other liabilities                                                             2,023             1,816             1,598
Long-term debt                                                                5,182             4,213             4,174
------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                     64,108            62,240            59,768

Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the
    Corporation (See Note 8)                                                    750               500                --

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued         --                --                --
10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, none issued                                     --                --                --
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390 shares                                                   246               246               246
Capital surplus                                                               1,477             1,484             1,490
Retained earnings                                                             4,311             4,060             3,874
Loans to ESOP trustee                                                           (49)              (49)              (49)
Net unrealized losses on securities, net of income taxes                        (36)               (6)              (70)
Treasury stock, at cost (27,564,764, 22,490,353 and 14,965,373 shares)       (1,135)             (854)             (495)
------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                             4,814             4,881             4,996
------------------------------------------------------------------------------------------------------------------------
       Total liabilities, capital securities and shareholders' equity      $ 69,672          $ 67,621          $ 64,764
                                                                           ========          ========          ========
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Three months ended June 30,      Six months ended June 30,
                                                           ---------------------------      -------------------------
dollars in millions, except per share amounts                  1997            1996            1997            1996
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                      $  1,131        $  1,082        $  2,226        $  2,159
Taxable investment securities                                     3               3               6               7
Tax-exempt investment securities                                 18              19              36              38
Securities available for sale                                   136             124             270             253
Short-term investments                                            7               6              12              13
----------------------------------------------------------------------------------------------------------------------
   Total interest income                                      1,295           1,234           2,550           2,470

INTEREST EXPENSE
Deposits                                                        378             367             731             751
Federal funds purchased and securities
   sold under repurchase agreements                              84              74             172             146
Other short-term borrowings                                      64              44             121              89
Long-term debt                                                   73              67             141             133
----------------------------------------------------------------------------------------------------------------------
   Total interest expense                                       599             552           1,165           1,119
----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                             696             682           1,385           1,351
Provision for loan losses                                        75              47             142              91
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             621             635           1,243           1,260

NONINTEREST INCOME
Service charges on deposit accounts                              74              72             145             144
Trust and asset management income                                64              61             128             119
Credit card fees                                                 25              24              48              44
Insurance and brokerage income                                   21              16              42              34
Corporate owned life insurance income                            21              15              40              27
Loan securitization income                                        3              14               4              27
Net securities gains                                             --               1              --               1
Other income                                                     80              61             140             117
----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                     288             264             547             513

NONINTEREST EXPENSE
Personnel                                                       283             298             573             589
Net occupancy                                                    54              54             110             108
Equipment                                                        44              40              87              78
Amortization of intangibles                                      21              22              42              44
Professional fees                                                13              13              24              29
Marketing                                                        22              17              43              38
Other expense                                                   145             135             278             263
----------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                    582             579           1,157           1,149

INCOME BEFORE INCOME TAXES                                      327             320             633             624
Income taxes                                                    104             103             198             199
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                 $    223        $    217        $    435        $    425
                                                           ========        ========        ========        ========

Net income applicable to Common Shares                     $    223        $    213        $    435        $    417
Per Common Share:
   Net income                                              $   1.02        $    .92        $   1.98        $   1.80
   Net income - fully diluted                                  1.00             .91            1.94            1.77
Weighted average Common Shares outstanding (000)            218,973         231,341         220,314         232,220
----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                    Net
                                                                                                             Unrealized
                                                                                                Loans to          Gains   Treasury
                                                       Preferred    Common   Capital   Retained      ESOP       (Losses)      Stock
dollars in millions, except per share amounts              Stock    Shares   Surplus   Earnings   Trustee  on Securities    at Cost
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                $160      $246    $1,500     $3,633      $(51)         $  48     $ (383)
Net income                                                                                  425
Cash dividends:
     Common Shares ($.76 per share)                                                        (176)
     Cumulative Preferred Stock ($6.25 per share)                                            (8)
Redemption of 10% Cumulative Preferred Stock                (160)
Issuance of Common Shares under dividend
     reinvestment, stock option, and purchase
     plans - 2,322,196 net shares                                                (10)                                            75
Repurchase of Common Shares - 5,046,000 shares                                                                                 (187)
Net unrealized losses on securities, net of deferred
     tax benefit of $(56)                                                                                           (118)
Loan payment from ESOP Trustee                                                                          2
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                      --      $246    $1,490     $3,874      $(49)         $ (70)    $ (495)
                                                            ====     =====   =======    =======     =====         ======     ======
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                                  --      $246    $1,484     $4,060      $(49)         $  (6)    $ (854)
Adjustment related to change in accounting for
     transfers of financial assets, net of deferred
     tax benefit of $(25)                                                                                            (43)
Net income                                                                                  435
Cash dividends on Common Shares ($.84 per share)                                           (184)
Issuance of Common Shares under dividend
     reinvestment, stock option, and purchase
     plans - 1,428,289 net shares                                                 (7)                                            64
Repurchase of Common Shares - 6,502,700 shares                                                                                 (345)
Net unrealized gains on securities, net of deferred
     tax expense of $7                                                                                                13
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                                      --      $246    $1,477     $4,311      $(49)         $ (36)   $(1,135)
                                                             ===     =====   =======    =======     =====         ======   ========
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Six months ended June 30,
                                                                                       -------------------------
in millions                                                                            1997                 1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $   435              $   425
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                           142                   91
    Depreciation expense                                                                 78                   70
    Amortization of intangibles                                                          42                   44
    Net gain from sales of subsidiaries/branches                                        (10)                  (8)
    Net securities losses                                                                --                   (1)
    Deferred income taxes                                                                32                   33
    Net (increase) decrease in mortgage loans held for sale                             (14)                 538
    Net increase in trading account assets account assets                              (133)                  --
    Decrease in accrued restructuring charge                                            (49)                  --
    Other operating activities, net                                                    (525)                 (99)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                (2)               1,093
INVESTING ACTIVITIES
Net increase in loans                                                                (3,227)              (1,252)
Loans sold                                                                              683                  268
Purchases of investment securities                                                     (187)                (439)
Proceeds from sales of investment securities                                              7                    3
Proceeds from prepayments and maturities of investment securities                       371                  423
Purchases of securities available for sale                                             (848)              (1,279)
Proceeds from sales of securities available for sale                                     37                   41
Proceeds from prepayments and maturities of securities available for sale              1,006               1,904
Net (increase) decrease in other short-term investments                                 176                 (203)
Purchases of premises and equipment                                                     (89)                 (89)
Proceeds from sales of premises and equipment                                            53                   14
Proceeds from sales of other real estate owned                                            7                   19
Purchases of corporate owned life insurance                                              --                  (65)
Proceeds from sales of subsidiaries/branches                                           (116)                 137
Net cash used in acquisitions, net of cash acquired                                      --                  (12)
-----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (2,127)                (530)
FINANCING ACTIVITIES
Net decrease in deposits                                                               (540)              (1,868)
Net increase in short-term borrowings                                                 1,383                1,153
Net proceeds from issuance of long-term debt                                          1,500                  932
Payments on long-term debt                                                             (525)                (699)
Proceeds from the issuance of capital securities                                        250                   --
Loan payment received from ESOP trustee                                                  --                    2
Purchases of treasury shares                                                           (345)                (187)
Redemption of 10% Cumulative Preferred Stock                                             --                 (160)
Proceeds from issuance of common stock pursuant to employee
    stock purchase, stock option and dividend reinvestment plans                         57                   65
Cash dividends                                                                         (184)                (184)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   1,596                 (946)
-----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                (533)                (383)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        3,444                3,444
-----------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                            $ 2,911              $ 3,061
                                                                                    =======              =======
-----------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                   $ 1,150              $ 1,122
    Income taxes paid                                                                   135                  107
    Net amount received on portfolio swaps                                               41                   45
Noncash items:
    Transfer of loans to other real estate owned                                    $    16              $    17
    Transfer of other assets to securities available for sale                           280                   --
-----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

On January 1, 1997, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingushments of Liabilities." SFAS No. 125 requires that certain assets which are subject to prepayment and recorded in connection with a securitization be accounted for like investments in interest-only strips. Accordingly, Key reclassified approximately $280 million of these assets, which represent uncertificated residual interests in securitizations, to securities available for sale. At the time of the transfer, the carrying amount of these assets exceeded their fair value by approximately $68 million. This difference was recorded as a reduction to the carrying amount of the transferred assets and the related after tax adjustment of $43 million was made to net unrealized losses on securities in shareholders' equity. SFAS No. 125 is more fully discussed in Note 1, Summary of Significant Accounting Policies, of Key's 1996 Annual Report.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The purpose of the statement is to provide a basis for reporting a measure of all changes in equity of an enterprise that will result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997, and also applies to financial statements presented for prior periods. SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. Comparative information presented for earlier periods must be restated. Key expects to adopt SFAS No. 130 and SFAS No. 131 as of January 1, 1998.

--------------------------------------------------------------------------------
                    2. MERGERS, ACQUISITIONS AND DIVESTITURES
--------------------------------------------------------------------------------

COMPLETED MERGERS AND ACQUISITIONS

Mergers and acquisitions completed by Key during 1996 (both of which were accounted for as purchase business combinations) are summarized below. There were no such transactions during the six-month period ended June 30, 1997.

                                                                                                COMMON
in millions                                   LOCATION          DATE      ASSETS         SHARES ISSUED
------------------------------------------------------------------------------------------------------------
 Carleton, McCreary, Holmes & Co.             Ohio       August 1996          $1            See note(1)

 Knight Insurance Agency, Inc.(2)    Massachusetts         June 1996           8                  --
------------------------------------------------------------------------------------------------------------

(1) Carleton, McCreary, Holmes & Co. ("Carleton") is an investment banking firm specializing in mergers and acquisitions and other financial advisory services for mid-sized and large corporations. In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been publicly disclosed.

(2) Knight Insurance Agency, Inc. ("Knight") is an education financing company doing business under the name "Knight College Resource Group."


COMPLETED DIVESTITURE

SOCIETY FIRST FEDERAL SAVINGS BANK
On June 1, 1996, the Corporation ("parent company") sold Society First Federal Savings Bank ("SFF"), its Florida savings association subsidiary. SFF had assets of approximately $1.2 billion at the time of the transaction. Key continues to provide private banking services in Florida through its lead bank, KeyBank National Association. An $8 million ($5 million after tax) gain was realized on the SFF sale and included in other income on the income statement.

TRANSACTIONS PENDING AS OF JUNE 30, 1997

LEASETEC CORPORATION
On July 3, 1997, the parent company acquired an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), a privately held equipment leasing company headquartered in Boulder, Colorado with operations in the United States and overseas. At June 30, 1997, Leasetec had total assets of approximately $1.1 billion. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of $126 million, which is being amortized using the straight-line method over a period of 25 years.

CHAMPION MORTGAGE CO., INC.
On June 16, 1997, the parent company entered into a definitive agreement to acquire Champion Mortgage Co., Inc. ("Champion"), a home equity finance company headquartered in Parsippany, New Jersey. In accordance with the agreement, Key will, upon closing, issue common shares valued at approximately $200 million in a transaction structured as a tax-free exchange and to be accounted for as a purchase. Key plans on repurchasing shares equal in number to those to be issued. The agreement also provides an opportunity for Champion's shareholders to receive additional consideration in the form of Key Common Shares valued at up to $100 million in the event that certain performance targets related to significant increases in profitability and origination volumes established at the date of closing are achieved over the next three years. The transaction is expected to close in the third quarter of 1997, pending necessary regulatory approval.

KEYBANK NATIONAL ASSOCIATION (WYOMING)
On July 14, 1997, the parent company sold KeyBank National Association (Wyoming) ("KeyBank Wyoming"), its 28 branch Wyoming bank subsidiary. KeyBank Wyoming had assets of approximately $1.1 billion at the time of the transaction. A $53 million ($35 million after tax) gain was realized on the KeyBank Wyoming sale and will be included in other income on the income statement in the third quarter of 1997.

BRANCH DIVESTITURES
In addition to the strategic actions announced on November 26, 1996, as part of Key's transformation to a nationwide, bank-based financial services company, Key announced its intention to divest approximately 140 branch offices. During the second quarter of 1997, eight such branches were sold resulting in a gain of $10 million ($7 million after tax) which was recorded in other income on the income statement. As of July 31, 1997, contracts had been entered into to sell a total of 88 other branch offices (including the 28 branches associated with the sale of KeyBank Wyoming) with deposits of approximately $2.1 billion at June 30, 1997. The sales of these remaining branches under contract are expected to close in the third and fourth quarters of 1997.

--------------------------------------------------------------------------------
                        3. SECURITIES AVAILABLE FOR SALE
--------------------------------------------------------------------------------

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows:

                                                                      JUNE 30, 1997
                                          -------------------------------------------------------------------------------
                                                                          GROSS                  GROSS
                                              AMORTIZED              UNREALIZED             UNREALIZED              FAIR
in millions                                        COST                   GAINS                 LOSSES             VALUE
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations         $  499                     $ 2                   $  3            $  498
States and political subdivisions                    48                       1                      1                48
Collateralized mortgage obligations               3,559                       4                     23             3,540
Other mortgage-backed securities                  3,336                      39                     36             3,339
Other securities                                    354                       1                     53               302
-------------------------------------------------------------------------------------------------------------------------
    Total                                        $7,796                     $47                   $116            $7,727
                                                 ======                     ===                   ====            ======

-------------------------------------------------------------------------------------------------------------------------

                                                                    December 31, 1996
                                          -------------------------------------------------------------------------------
                                                                          Gross                  Gross
                                              Amortized              Unrealized             Unrealized              Fair
in millions                                        Cost                   Gains                 Losses             Value
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations         $  857                     $ 3                    $ 1            $  859
States and political subdivisions                    36                      --                     --                36
Collateralized mortgage obligations               3,169                       3                     23             3,149
Other mortgage-backed securities                  3,570                      44                     35             3,579
Other securities                                    104                       1                     --               105
-------------------------------------------------------------------------------------------------------------------------
    Total                                        $7,736                     $51                    $59            $7,728
                                                 ======                     ===                    ===            ======

-------------------------------------------------------------------------------------------------------------------------

                                                                      June 30, 1996
                                          -------------------------------------------------------------------------------
                                                                          Gross                  Gross
                                              Amortized              Unrealized             Unrealized              Fair
in millions                                        Cost                   Gains                 Losses             Value
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations         $1,222                     $ 3                   $  7            $1,218
States and political subdivisions                    20                      --                     --                20
Collateralized mortgage obligations               2,419                       1                     46             2,374
Other mortgage-backed securities                  3,542                      25                     90             3,477
Other securities                                    160                       2                     --               162
-------------------------------------------------------------------------------------------------------------------------
    Total                                        $7,363                     $31                   $143            $7,251
                                                 ======                     ===                   ====            ======

-------------------------------------------------------------------------------------------------------------------------


Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($170 million and $33 million as of June 30, 1997 and 1996, respectively) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of shareholders' equity.

At June 30, 1997, shareholders' equity was reduced by $36 million, representing the net unrealized loss on available-for-sale securities, net of deferred tax benefit.

--------------------------------------------------------------------------------
                            4. INVESTMENT SECURITIES
--------------------------------------------------------------------------------

The amortized cost, unrealized gains and losses and approximate fair values of investment securities were as follows:

                                                                        JUNE 30, 1997
                                          ---------------------------------------------------------------------------------
                                                                            GROSS               GROSS
                                                 AMORTIZED             UNREALIZED          UNREALIZED                 FAIR
in millions                                           COST                  GAINS              LOSSES                VALUE
---------------------------------------------------------------------------------------------------------------------------
States and political subdivisions                   $1,209                    $33                  $1               $1,241
Other securities                                       275                     --                  --                  275
---------------------------------------------------------------------------------------------------------------------------
    Total                                           $1,484                    $33                  $1               $1,516
                                                    ======                    ===                  ==               ======

---------------------------------------------------------------------------------------------------------------------------

                                                                                   December 31, 1996
                                          ---------------------------------------------------------------------------------
                                                                            Gross               Gross
                                                 Amortized             Unrealized          Unrealized                 Fair
in millions                                           Cost                  Gains              Losses                Value
---------------------------------------------------------------------------------------------------------------------------
States and political subdivisions                   $1,401                    $37                  $1               $1,437
Other securities                                       200                     --                  --                  200
---------------------------------------------------------------------------------------------------------------------------
    Total                                           $1,601                    $37                  $1               $1,637
                                                    ======                    ===                  ==               ======

---------------------------------------------------------------------------------------------------------------------------

                                                                         June 30, 1996
                                          ---------------------------------------------------------------------------------
                                                                            Gross               Gross
                                                 Amortized             Unrealized          Unrealized                 Fair
in millions                                           Cost                  Gains              Losses                Value
---------------------------------------------------------------------------------------------------------------------------
States and political subdivisions                   $1,450                    $36                  $2               $1,484
Other securities                                       264                     --                  --                  264
---------------------------------------------------------------------------------------------------------------------------
    Total                                           $1,714                    $36                  $2               $1,748
                                                    ======                    ===                  ==               ======
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    5. LOANS
--------------------------------------------------------------------------------

Loans are summarized as follows:

                                                                  JUNE 30,           December 31,            June 30,
in millions                                                           1997                   1996                1996
----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                             $13,495                $12,309             $12,071
Real estate-- commercial mortgage                                    7,185                  7,151               7,155
Real estate-- construction                                           1,935                  1,666               1,561
Commercial lease financing                                           2,714                  2,671               2,398
----------------------------------------------------------------------------------------------------------------------
     Total commercial loans                                         25,329                 23,797              23,185
Real estate-- residential mortgage                                   6,130                  6,229               6,674
Home equity                                                          5,274                  4,793               4,320
Credit card                                                          1,785                  1,799               1,720
Consumer-- direct                                                    2,312                  2,245               1,984
Consumer-- indirect                                                  8,147                  8,062               7,629
----------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                           23,648                 23,128              22,327
Loans held for sale                                                  2,667                  2,310               2,416
----------------------------------------------------------------------------------------------------------------------
     Total                                                         $51,644                $49,235             $47,928
                                                                   =======                =======             =======
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                7. LONG-TERM DEBT
--------------------------------------------------------------------------------

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                               JUNE 30,               December 31,          June 30,
dollars in millions                                                1997                       1996              1996
---------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(1)                    $   493                    $   584           $   990
Subordinated medium-term notes due through 2005(2)                  183                        183               183
7.50%    Subordinated notes due 2006                                250                        250               250
6.75%    Subordinated notes due 2006                                200                        200               200
8.125%  Subordinated notes due 2002                                 199                        199               199
8.00%    Subordinated notes due 2004                                125                        125               125
8.40%    Subordinated capital notes due 1999                         75                         75                75
8.404%  Notes due 1997 through 2001                                  49                         49                49
All other long-term debt                                             15                         16                16
---------------------------------------------------------------------------------------------------------------------
    Total parent company                                          1,589                      1,681             2,087

Senior medium-term bank notes due through 2000(3)                 2,253                      1,165             1,380
7.25%    Subordinated notes due 2005                                200                        200               200
7.85%    Subordinated notes due 2002                                200                        200               200
6.75%    Subordinated notes due 2003                                200                        200               199
7.50%    Subordinated notes due 2008                                165                        165                --
7.125%  Subordinated notes due 2006                                 125                        125                --
7.125%  Subordinated notes due 2006                                 125                        125                --
7.55%    Subordinated notes due 2006                                 75                         75                --
7.375%  Subordinated notes due 2008                                  70                         70                --
Federal Home Loan Bank Advances                                     170                        193                93
Industrial revenue bonds                                             10                         10                10
All other long-term debt                                             --                          4                 5
---------------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                            3,593                      2,532             2,087
---------------------------------------------------------------------------------------------------------------------
        Total                                                    $5,182                     $4,213            $4,174
                                                                 ======                     ======            ======
---------------------------------------------------------------------------------------------------------------------

(1) The weighted average rate on the senior medium-term notes due through 2005 was 6.63%, 6.57% and 6.46% at June 30, 1997, December 31, 1996 and June 30,
     1996, respectively.

(2) The weighted average rate on the subordinated medium-term notes due through 2005 was 6.87%, 6.80% and 6.82% at June 30, 1997, December 31, 1996 and
     June 30, 1996, respectively.

(3) The weighted average rate on the senior medium-term notes due through 2000 was 5.82%, 6.17% and 6.60% at June 30, 1997, December 31, 1996 and June 30,
     1996, respectively.

--------------------------------------------------------------------------------
                              8. CAPITAL SECURITIES
--------------------------------------------------------------------------------

The corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the Corporation ("capital securities") were issued by three business trusts, KeyCorp Institutional Capital A ("Capital A"), KeyCorp Institutional Capital B ("Capital B") and KeyCorp Institutional Capital C ("Capital C"), all of whose common securities are owned by the parent company. Capital A and Capital B were formed in the fourth quarter of 1996 and Capital C was formed in the second quarter of 1997. The proceeds from the issuances of the capital securities and common securities were used to purchase debentures of the parent company. Capital A and Capital B hold solely junior subordinated deferrable interest debentures of the parent company. Capital C holds solely coupon adjusted pass-through security debentures of the parent company. Both the debentures and related income statement effects are eliminated in Key's financial statements.

The parent company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the capital securities; (ii) the redemption price with respect to any capital securities called for redemption by Capital A, Capital B or Capital C; and (iii) payments due upon a voluntary or involuntary liquidation, winding-up or termination of Capital A, Capital B or Capital C.

The capital securities, common securities and related debentures are summarized as follows:

                                                                   Principal
                                   Capital           Common        Amount of           Interest Rate           Maturity of
dollars in millions            Securities(1)     Securities       Debentures(2)        of Debentures            Debentures
---------------------------------------------------------------------------------------------------------------------------
June 30, 1997
     Capital A                        $350              $11             $361                   7.826%                2026
     Capital B                         150                4              154                   8.250                 2026
     Capital C                         250                8              258                   6.625                 2029
---------------------------------------------------------------------------------------------------------------------------
         Total                        $750              $23             $773                   7.510%(3)               --
                                      ====              ===             ====
---------------------------------------------------------------------------------------------------------------------------
December 31, 1996                     $500              $15             $515                   7.953%(3)               --
                                      ====              ===             ====
---------------------------------------------------------------------------------------------------------------------------

(1) The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures or upon earlier redemption as provided in the indenture. Each issue of capital securities carries an interest rate identical to that of the respective debenture. The interest rate related to the capital securities issued by Capital C may be adjusted upon the remarketing of the capital securites on the coupon adjustment date (June 1, 1999). The capital securities issued by Capital A and Capital B qualify as Tier I capital under Federal Reserve Board Guidelines.

(2) The parent company has the right to redeem the debentures purchased by Capital A, Capital B and Capital C: (i) in whole or in part, on or after December 1, 2006, December 15, 2006 and June 1, 2009, respectively, (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular); and (iii) for Capital C, in whole or in part on the coupon adjustment date. If the debentures are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest.

(3)  Weighted average rate.

--------------------------------------------------------------------------------
                             9. RESTRUCTURING CHARGE
--------------------------------------------------------------------------------

During the fourth quarter of 1996, the parent company recorded a $100 million ($66 million after tax, $.29 per Common Share) restructuring charge in connection with strategic actions to be taken over the next year to complete its transformation to a nationwide, bank-based financial services company. The primary actions taken or to be taken include: (i) the formation of a nationwide bank from Key's current network of banks in 13 states and four regions of the United States (Key Bank USA National Association ("KeyBank USA") did not take part in this consolidation), (ii) the consolidation of nearly 140 of Key's branch offices, known as KeyCenters, into other KeyCenters, and (iii) the reduction of approximately 2,700 positions, or 10% of Key's employment base, distributed throughout the organization at substantially all levels of responsibility.

Included in the restructuring charge were accruals for expenses, primarily consisting of severance payments ($54 million), consolidation costs related to banking offices identified for closure ($18 million) and costs related to the write-off of certain obsolete software previously developed for internal use ($28 million).

As of June 30, 1997, Key had completed the consolidation of 117 of the 140 KeyCenters identified for merger into other KeyCenters and reduced its employment base by approximately three-quarters of the 10% projected at the announcement date. Remaining reserves at June 30, 1997, totaled $51 million. Changes in the restructuring reserve are summarized as follows:

                                                     Consolidation     Obsolete
in millions                           Severance              Costs     Software      Total
-------------------------------------------------------------------------------------------
Balance at January 1, 1997                 $ 54                $18        $ 28        $100
Cash payments                               (13)                (1)         --         (14)
Noncash charges                              --                 (7)        (28)        (35)
-------------------------------------------------------------------------------------------
     Balance at June 30, 1997              $ 41                $10          --        $ 51
                                           ====                ===        ====        ====
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
--------------------------------------------------------------------------------

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

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein Key's maximum possible accounting loss equals the contractual amount of the instruments:

                                                                 JUNE 30,        December 31,           June 30,
in millions                                                          1997                1996               1996
-----------------------------------------------------------------------------------------------------------------
Loan commitments:
    Credit card lines                                             $ 8,259             $ 8,078            $ 7,698
    Home equity                                                     3,538               3,239              4,184
    Commercial real estate and construction                         2,313               1,593              1,643
    Commercial and other                                           11,982              10,327             10,041
-----------------------------------------------------------------------------------------------------------------
       Total loan commitments                                      26,092              23,237             23,566

Other commitments:
    Standby letters of credit                                       1,440               1,385              1,236
    Commercial letters of credit                                      130                 202                205
    Loans sold with recourse                                          202                  30                 32
-----------------------------------------------------------------------------------------------------------------
       Total loan and other commitments                           $27,864             $24,854            $25,039
                                                                  =======             =======            =======
-----------------------------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES Key manages its exposure to market risk, in part, by using off-balance sheet instruments. Instruments used for this purpose modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. The instruments must be both effective at reducing the risk associated with the exposure being managed, and designated as a risk management transaction at the inception of the derivative contract. In addition, to be considered effective, a high degree of interest rate correlation must exist between the derivative and the specified assets or liabilities being managed at inception and over the life of the derivative contract. Primary among the financial instruments used by both the parent company and its subsidiary banks to manage exposure to market risk are interest rate swap contracts. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk on these instruments is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Key deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and generally arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on the total credit exposure Key may have with each counterparty and the amount of collateral required, if any, are determined. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of June 30, 1997, all counterparties were expected to meet their obligations. At June 30, 1997, Key had 17 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Key had aggregate credit exposure of $13 million to seven of these counterparties, with the largest credit exposure to an individual counterparty amounting to $5 million.

Conventional interest rate swap contracts involve the receipt of amounts based on fixed or variable rates in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At June 30, 1997, Key was party to $1.4 billion and $2.8 billion of indexed amortizing swaps that used a London Interbank Offered Rate ("LIBOR") index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

The following table summarizes the notional amount, fair value, maturity and weighted average rate received and paid for the various types of portfolio interest rate swaps used by Key:

                                                             JUNE 30, 1997                          December 31, 1996
                                   --------------------------------------------------------------   -------------------
                                                                         WEIGHTED AVERAGE RATE
                                   NOTIONAL       FAIR    MATURITY      -------------------------   Notional     Fair
dollars in millions                  AMOUNT      VALUE     (YEARS)       RECEIVE        PAY           Amount     Value
-----------------------------------------------------------------------------------------------------------------------
Receive fixed/pay variable--
     indexed amortizing(1)          $ 4,538       $ (9)        2.1           6.79%       5.81%       $ 5,078      $ (8)
Receive fixed/pay variable--
     conventional                     3,452        (16)        6.7           6.76        5.88          3,505        21
Pay fixed/receive variable--
     conventional                     3,082          2         1.3           5.72        6.04          3,312        (5)
Basis swaps                             600         --          .3           5.69        5.66            400        --
-----------------------------------------------------------------------------------------------------------------------
         Total portfolio swaps      $11,672       $(23)        3.1           6.44%       5.88%       $12,295      $  8
                                    ========      ======                                             ========     ====
-----------------------------------------------------------------------------------------------------------------------

(1) Maturity is based upon expected average lives rather than contractual terms.

Based on the weighted average rates in effect at June 30, 1997, the spread on portfolio interest rate swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 56 basis points). The aggregate negative fair value of $(23) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized loss that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method over the projected remaining life of the related swap contract at its termination and recorded as an adjustment of the yield on the respective on-balance sheet instrument that was being managed. Including the impact of both the spread on the swap portfolio and the amortization of the deferred gains and losses resulting from terminated swaps, portfolio interest rate swaps increased net interest income for the second quarter of both 1997 and 1996 by $19 million. During the first six months of 1997, swaps with a notional amount of $200 million were terminated, resulting in no deferred gain or loss. During the same period last year, swaps with a notional amount of $500 million were terminated, resulting in a deferred gain of $.3 million.

A summary of Key's deferred swap gains and (losses) is as follows:

June 30, 1997
dollars in millions
--------------------------------------------------------------------------------
                                                               Weighted Average
                                             Deferred                 Remaining
Asset/Liability Managed                Gains/(Losses)      Amortization (Years)
-------------------------------------------------------------------------------
Loans                                            $(1)                       1.3
Debt                                              16                        5.9
-------------------------------------------------------------------------------
    Total                                        $15
                                                 ===
-------------------------------------------------------------------------------

Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates on specified long-term debt and other short-term borrowings. Interest rate caps and floors involve the payment of a premium by the buyer to the seller for the right to receive an interest differential equal to the difference between the current interest rate and an agreed-upon interest rate ("strike rate") applied to a notional amount. Key generally purchases or enters into net purchases (a combination of buying and selling) of caps and floors for asset and liability management purposes. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specified prices. Key had caps and floors with a notional amount and fair value of $3.4 billion (of which $1.4 billion are forward-starting) and $23 million, respectively, at June 30, 1997. There were no futures contracts outstanding at the same date.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
Key's affiliate banks also use interest rate swap, cap and floor, and future contracts for dealer activities (which are generally limited to the banks' commercial loan customers) and enter into other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The customer swaps, caps and floors, and futures, as well as the third party positions, are recorded at their estimated fair values, and adjustments to fair value are included in other income on the income statement. Key had futures contracts with a notional amount and negative fair value of $4.6 billion and $(1) million, respectively, at June 30, 1997.

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

At June 30, 1997, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $50 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $14 million and $8 million, respectively, for the first six months of 1997 and $9 million and $7 million, respectively, for the first six months of 1996.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at June 30, 1997, and on average for the six-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $7.1 billion notional amount of customer swaps presented in the table includes $4.1 billion of interest rate swaps that receive a fixed rate and pay a variable rate and $3.0 billion of interest rate swaps that pay a fixed rate and receive a variable rate. As of June 30, 1997, these swaps had an expected average life of 4.9 years, carried a weighted average rate received of 6.43% and had a weighted average rate paid of 6.32%.

                                                       June 30, 1997               Six months ended June 30, 1997
                                        ----------------------------    ------------------------------------------
                                            Notional           Fair               Average                 Average
in millions                                   Amount          Value       Notional Amount              Fair Value
------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
    Customer swaps:
       Assets                                 $5,016           $ 47                $4,320                    $ 42
       Liabilities                             2,051            (21)                2,066                     (21)
    Caps and floors purchased                  2,740              2                 2,501                       2
    Caps and floors written                    2,809             (2)                2,573                      (3)

Foreign exchange forward contracts:
    Assets                                       590             14                   517                      20
    Liabilities                                  537            (13)                  456                     (19)
------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------------------------------------------------

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP



We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 1997 and 1996, and the related consolidated statements of income for the three and six-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
July 15, 1997

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

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses, including plans to reduce expenses to achieve a 55% efficiency ratio (exclusive of acquisitions) by the end of 1997 and to both consolidate and divest branches; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's strong earnings performance for the second quarter of 1997 reflected continued growth in earning assets and fee income, as well as early momentum resulting from strategic actions being taken to complete Key's transformation to a nationwide bank-based financial services company and to implement expense control initiatives. These planned actions, which were announced last November, include the consolidation of Key's bank subsidiaries (other than KeyBank USA) into one nationwide banking institution (completed June 30, 1997, for all banks with the exception of KeyBank National Association (New Hampshire)), the consolidation of nearly 140 branch offices (known as KeyCenters), and a reduction of approximately 10% of Key's employment base. The above actions have been or will be taken throughout 1997 with the objective of improving the efficiency ratio (exclusive of acquisitions) to the targeted level of 55%, with further improvement thereafter. At the same time, Key also announced its plans to divest another 140 KeyCenters. As of June 30, 1997, Key had merged 117 of the 140 KeyCenters to be consolidated and sold or reached agreements to sell 96 of the additional 140 KeyCenters targeted for sale. The sale of KeyBank Wyoming, Key's 28 branch Wyoming bank subsidiary, which closed in July, was included in these agreements. The sale of eight other KeyCenters closed during the second quarter. In addition, operations have been streamlined through a workforce reduction of approximately three-quarters of the 10% projected at the announcement date. As a result of the above factors, during the second quarter Key's efficiency ratio improved 126 basis points to 57.66%, over 280 basis points better than the 60.50% for the second quarter of 1996.

During the first six months of 1997, Key also continued its efforts to reallocate resources (including those made available or generated by its above-mentioned divestitures of KeyCenters in areas of low-growth potential) to businesses with higher earnings potential and to focus on certain customer segments, while emphasizing technology to enhance service capability. Specifically, during the first quarter Key launched a new subsidiary, Key Corporate Capital Inc., to expand corporate and specialty finance businesses on a nationwide basis. As part of Key's Corporate Banking line of business, this new unit targets certain client segments and geographic markets, including: media and telecommunications, healthcare, structured finance and lease financing. In addition, Key entered into an alliance with Standard Chartered Bank of the United Kingdom to provide expanded international banking services to Key's clients doing business in Asia.

In the second quarter, Key moved to increase the size and scope of its leasing business by entering into a definitive agreement to acquire Leasetec, a privately held equipment leasing company headquartered in Boulder, Colorado, which specializes in the leasing of information technology and telecommunications equipment to large corporate clients. This transaction closed in July. Key also entered into a definitive agreement to acquire Champion, headquartered in Parsippany, New Jersey, and one of the largest home equity finance companies in its market. The Champion transaction is expected to close during the third quarter of 1997, pending necessary regulatory approvals.

In addition to the above actions, during the first half of 1997 management continued to actively manage Key's balance sheet and capital. Specific steps included the securitization and sale of $559 million of auto loans and the sale of a $41 million out-of-franchise credit card portfolio. Management will continue to explore opportunities for sales and/or other arrangements with respect to its credit card and other portfolios throughout the remainder of 1997.

During the fourth quarter of 1996 and the second quarter of 1997, management augmented its flexibility to continue its management of Key's capital through the issuance of $500 million and $250 million, respectively, of tax-advantaged capital securities. The securities issued in 1996 receive Tier I capital treatment.

During the second quarter of 1997, 763,900 Key Common Shares were repurchased as part of the 12,000,000 Common Shares repurchase program authorized by Key's Board of Directors in November 1996. This brings the total number of shares repurchased under that program to 8,263,900. Under a separate authorization, 858,800 Key Common Shares were repurchased during the second quarter in connection with the anticipated closing of the Champion transaction.

The preceding items are discussed in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements referred to previously.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters and the year-to-date periods ended June 30, 1997 and 1996. Each of the items referred to in this performance overview and in Figure 1 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 17.

Net income for the second quarter of 1997 was $223 million, up from $217 million in the second quarter of 1996. Earnings per Common Share rose 11% to a record $1.02, up from $.92 reported for the 1996 second quarter. On an annualized basis, the return on average common equity for the second quarter of 1997 was 18.85%, up from 17.15% for the same period last year. The annualized returns on average total assets were 1.32% and 1.35% for the second quarters of 1997 and 1996, respectively.

Contributing to the increase in quarterly earnings were a $13 million increase in taxable-equivalent net interest income and a $24 million increase in noninterest income. These positive factors were partially offset by a $28 million rise in the provision for loan losses and a $3 million increase in noninterest expense. Excluding the $11 million of distributions on capital securities (which more closely resemble dividend or interest payments than overhead expense) recorded in the second quarter of 1997, noninterest expense was down $8 million from the comparable period a year ago. The efficiency ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, improved to 57.66% for the second quarter of 1997 compared with 58.92% and 60.50% for the first quarter of 1997 and the second quarter of 1996, respectively. As discussed in the preceding Introduction, this reflected continued progress made by Key in its restructuring efforts and implementation of expense control initiatives.

For the first half of 1997, net income totaled $435 million, or $1.98 per Common Share, up from $425 million, or $1.80 per Common Share for the same period last year. On an annualized basis, the return on average common equity for the first six months of 1997 was 18.46%, up from 16.78% for the same period last year. The annualized returns on average total assets were 1.31% and 1.32% for the first half of 1997 and 1996, respectively. Affecting comparative results were increases in taxable-equivalent net interest income and noninterest income of $31 million and $34 million, respectively, and a $4 million reduction in the provision for income taxes (including the taxable-equivalent adjustment). The positive impact of these factors was moderated by a $51 million increase in the provision for loan losses and an $8 million increase in noninterest expense. Excluding the $21 million of distributions on capital securities recorded during the first half of 1997, noninterest expense was down $13 million from the first six months of last year.


                                                  FIGURE 1. SELECTED FINANCIAL DATA

                                                       1997                     1996                 SIX MONTHS ENDED JUNE 30,
                                                ----------------   ------------------------------    ---------------------------
dollars in millions, except per share amounts   SECOND     FIRST    FOURTH      THIRD    SECOND            1997      1996
--------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                 $1,295    $1,255    $1,243     $1,238    $1,234          $2,550    $2,470
Interest expense                                   599       566       560        555       552           1,165     1,119
Net interest income                                696       689       683        683       682           1,385     1,351
Provision for loan losses                           75        67        57         49        47             142        91
Noninterest income                                 288       259       285        289       264             547       513
Noninterest expense                                582       575       700        615       579           1,157     1,149
Income before income taxes                         327       306       211        308       320             633       624
Net income                                         223       212       151        207       217             435       425
Net income applicable to Common Shares             223       212       151        207       213             435       417
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                      $ 1.02    $  .96    $  .67     $  .90    $  .92          $ 1.98    $ 1.80
Net income - fully diluted                        1.00       .94       .65        .88       .91            1.94      1.77
Cash dividends                                     .42       .42       .38        .38       .38             .84       .76
Book value at period end                         22.04     21.29     21.84      21.91     21.63           22.04     21.63
Market price:
        High                                     58.44     56.38     54.25      44.38     40.25           58.44     40.25
        Low                                      47.88     48.63     43.69      36.25     36.75           47.88     33.38
        Close                                    55.88     48.75     50.50      44.00     38.75           55.88     38.75
Weighted average Common Shares (000)           218,973   221,670   225,562    229,668   231,341         220,314   232,220
--------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                          $51,644   $49,724   $49,235    $48,373   $47,928         $51,644   $47,928
Earning assets                                  61,508    59,825    59,260     57,640    57,404          61,508    57,404
Total assets                                    69,672    67,893    67,621     65,356    64,764          69,672    64,764
Deposits                                        44,626    44,239    45,317     44,523    44,417          44,626    44,417
Long-term debt                                   5,182     4,774     4,213      4,664     4,174           5,182     4,174
Common shareholders' equity                      4,814     4,674     4,881      4,976     4,996           4,814     4,996
Total shareholders' equity                       4,814     4,674     4,881      4,976     4,996           4,814     4,996
Full-time equivalent employees                  25,882    26,603    27,689     28,337    28,319          25,882    28,319
Full-service banking offices                     1,130     1,161     1,205      1,218     1,239           1,130     1,239
--------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                    1.32%     1.30%      .92%      1.28%     1.35%           1.31%     1.32%
Return on average common equity                  18.85     18.07     12.53      16.73     17.15           18.46     16.78
Return on average total equity                   18.85     18.07     12.53      16.73     16.93           18.46     16.58
Efficiency(1)                                    57.66     58.92     60.92      60.71     60.50           58.28     60.86
Overhead (2)                                     41.02     43.71     44.89      44.40     45.53           42.36     46.29
Net interest margin (TE)                          4.69      4.75      4.80       4.82      4.80            4.72      4.75
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets (3)                              6.91%     6.88%     7.22%      7.61%     7.71%           6.91%     7.71%
Tangible equity to tangible assets 3              5.67      5.58      5.88       6.20      6.27            5.67      6.27
Tier I risk-adjusted capital                      7.14      7.47      7.98       7.49      7.60            7.26      7.60
Total risk-adjusted capital                      11.66     12.31     13.01      12.50     11.72           11.82     11.72
Leverage                                          6.65      6.68      6.93       6.38      6.43            6.67      6.43
--------------------------------------------------------------------------------------------------------------------------------
The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by
Key in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 8.

---------------------------

(1)  Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gain on branch sales).

(2)  Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gain on branch sales) divided by taxable-equivalent net interest income.

(3)  Including capital securities, these ratios at June 30, 1997, are 7.63% and 6.39%, respectively, at March 31, 1997, are 7.62%
     and 6.32%, respectively and at December 31, 1996 are 7.96% and 6.63%, respectively.

TE = Taxable Equivalent

CASH BASIS FINANCIAL DATA
The selected financial data presented in Figure 2 presents certain information highlighting the performance of Key for each of the last five quarters, adjusted to exclude the amortization of goodwill and nonqualifying intangibles, and related balances resulting from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data are particularly relevant since they provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. They also may improve the comparability of financial results with prior periods by removing the effect of amortization of goodwill and other intangibles that are considered nonqualifying in regulatory capital computations. Cash basis financial data, as defined above and presented in Figure 2, has not been adjusted to exclude the impact of other noncash items such as depreciation, provision for loan losses, restructuring charges, etc. This is the only section of this report in which Key's financial results are discussed on a cash basis.

The amortization of goodwill associated with the July acquisition of Leasetec and the pending acquisition of Champion is expected to reduce Key's recorded net income per common share by approximately $.06 annually.

                  FIGURE 2. CASH BASIS SELECTED FINANCIAL DATA

                                                       1997                          1996
                                               --------------------    --------------------------------
dollars in millions, except per share amount    SECOND      FIRST      Fourth       Third      Second
-------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                               $563        $556        $681        $597        $560
Income before income taxes                         346         325         230         326         339
Net income                                         239         228         167         222         233
Net income applicable to Common Shares             239         228         167         222         229
------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                       $1.09       $1.03        $.74        $.90        $.99
Net income - fully diluted                        1.07        1.01         .72         .88         .98
Weighted average Common Shares (000)           218,973     221,670     225,562     229,668     231,341
------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                    1.43%       1.41%       1.04%       1.39%       1.47%
Return on average common equity                  25.03       24.16       17.29       22.31       23.40
Return on average total equity                   25.03       24.16       17.29       22.31       22.52
Efficiency(1)                                    55.74       56.93       58.98       58.88       58.52
------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                          $803        $816        $830        $839        $861
Nonqualifying intangibles average balance          111         116         121         126         131
Goodwill amortization (after tax)                   13          13          13          12          13
Nonqualifying intangibles amortization (after tax)   3           3           3           3           3
------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by KeyCorp in the time periods presented. For further information concerning these transactions, refer to Note
2, Mergers, Acquisitions and Diverstitures, beginning on page 8.

(1) Calculated as noninterest expense (excluding certain nonrecurring charges, the amortization of goodwill and nonqualifying intangibles and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gain on branch sales).



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

The information presented in Figure 3 provides a summary of the effect on net interest income of changes in yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year. Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 4. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 30.

For the second quarter of 1997, net interest income was $707 million, up $13 million, or 2%, from the same period last year. The 4% growth in average earning assets (primarily loans) more than offset an 11 basis point decrease in the net interest margin which continued to decline in the second quarter of 1997 and was 6 basis points lower than the prior quarter. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

Average earning assets for the second quarter totaled $60.3 billion, which was $2.4 billion, or 4%, higher than the second quarter 1996 level and $1.3 billion, or an annualized 8% above the first quarter of 1997. The growth from the year-ago quarter reflected a $2.1 billion, or 4%, increase in loans and a $340 million increase in securities (including both investment securities and securities available for sale). The higher rate of earning asset growth relative to the prior quarter reflected strong growth in targeted loans (such as commercial, home equity, credit card and consumer installment loans), accompanied by a stable residential mortgage portfolio. This marked the third consecutive quarter of earning asset growth following a period of planned decreases in both residential mortgage loans and securities. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loan section beginning on page 30.

The decrease in the net interest margin as compared with the year-ago quarter was due primarily to the growth of targeted loans at interest rate spreads lower than the second quarter 1996 net interest margin, reflecting increased reliance on money market funding of incremental loan growth. The negative impact of this factor was partially offset by the favorable funding associated with the issuance of $500 million and $250 million of capital securities in the fourth quarter of 1996 and second quarter of 1997, respectively. The distributions related to these tax-advantaged capital securities are classified as noninterest expense in accordance with guidelines established by the Securities and Exchange Commission.

Key uses portfolio interest rate swaps (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $11.7 billion at June 30, 1997, from $12.3 billion at year-end 1996. For the second quarter of both 1997 and 1996, interest rate swaps contributed $19 million and 13 basis points to net interest income and the net interest margin, respectively, including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps. The manner in which interest rate swaps are used in Key's overall program of asset and liability management is described in the following Asset and Liability Management section.

               FIGURE 3 COMPONENTS OF NET INTEREST INCOME CHANGES

                                          From Three Months Ended June 30, 1996    From Six Months Ended June 30, 1996
                                           To Three Months Ended June 30, 1997      To Six Months Ended June 30, 1997
                                          -------------------------------------    -----------------------------------
                                                Average   Yield/     Net               Average   Yield/       Net
in millions                                      Volume    Rate     Change              Volume    Rate      Change
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                            $ 47      $  1      $ 48               $ 71      $ (6)     $ 65
Taxable investment securities                      --        --        --                 (1)       --        (1)
Tax-exempt investment securities                   (1)       --        (1)                (2)       (1)       (3)
Securities available for sale                       7         5        12                  6        11        17
Short-term investments                             --         1         1                 (1)       --        (1)
----------------------------------------------------------------------------------------------------------------------
     Total interest income (TE)                    53         7        60                 73         4        77

INTEREST EXPENSE
Money market deposit accounts                       5       (15)      (10)                21       (37)      (16)
Savings deposits                                  (10)       15         5                (18)       27         9
NOW accounts                                       (4)        1        (3)               (16)        4       (12)
Certificates of deposit ($100,000 or more)          1        (3)       (2)                 2        (7)       (5)
Other time deposits                                (3)        6         3                (19)        3       (16)
Deposits in foreign offices                        17         1        18                 21        --        21
----------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                6         5        11                 (9)      (10)      (19)
Federal funds purchased and securities sold
     under repurchase agreements                    7         3        10                 24         2        26
Other short-term borrowings                        21        (1)       20                 35        (4)       31
Long-term debt                                     10        (4)        6                 16        (8)        8
----------------------------------------------------------------------------------------------------------------------
     Total interest expense                        44         3        47                 66       (20)       46
----------------------------------------------------------------------------------------------------------------------
     Net interest income (TE)                    $  9      $  4      $ 13               $  7      $ 24      $ 31
                                                 ====      ====      ====               ====      ====      ====
----------------------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent


                                FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELD/RATES

                                                           Second Quarter 1997                First Quarter 1997
                                                   -----------------------------   ---------------------------------------
                                                    Average               Yield/     Average                       Yield/
dollars in millions                                 Balance    Interest    Rate      Balance     Interest           Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans: 1, 2
        Commercial, financial and agricultural     $ 12,844    $    282     8.81%    $ 12,248   $    268            8.87%
        Real estate-commercial mortgage               7,121         165     9.29        7,130        163            9.27
        Real estate-construction                      1,853          45     9.74        1,693         40            9.58
        Commercial lease financing                    2,632          42     6.40        2,623         39            6.03
------------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                     24,450         534     8.76       23,694        510            8.73
        Real estate-residential                       6,153         127     8.28        6,196        126            8.25
        Credit card                                   1,781          66    14.86        1,786         67           15.21
        Other consumer                               15,389         356     9.28       15,070        346            9.31
------------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                       23,323         549     9.44       23,052        539            9.48
        Loans held for sale                           2,600          50     7.71        2,469         48            7.88
------------------------------------------------------------------------------------------------------------------------------------
          Total loans                                50,373       1,133     9.02       49,215      1,097            9.04
Taxable investment securities                           252           3     5.79          222          3            5.48
Tax-exempt investment securities(1)                   1,349          27     8.03        1,395         27            7.85
------------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                       1,601          30     7.52        1,617         30            7.52
Securities available for sale(1, 3)                   7,822         136     7.05        7,800        134            6.99
Interest-bearing deposits with banks                     17           _     3.66           17          _            4.11
Federal funds sold and securities
  purchased under resale agreements                     337           5     5.95          299          4            5.43
Trading account assets                                  143           2     5.61           95          1            5.63
------------------------------------------------------------------------------------------------------------------------------------
    Total short-term investments                        497           7     5.65          411          5            5.04
------------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                             60,293       1,306     8.69       59,043      1,266            8.70
Allowance for loan losses                              (866)                             (868)
Other assets                                          8,351                             8,179
------------------------------------------------------------------------------------------------------------------------------------
                                                   $ 67,778                          $ 66,354
                                                   ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                      $ 10,984          66     2.41     $ 11,008         65            2.39
Savings deposits                                      4,519          42     3.73        4,819         43            3.62
NOW accounts                                          1,644           9     2.20        1,682          9            2.17
Certificates of deposit ($100,000 or more)            3,341          47     5.64        3,699         50            5.48
Other time deposits                                  13,584         181     5.34       13,037        171            5.32
Deposits in foreign offices                           2,361          33     5.61        1,150         15            5.31
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                  36,433         378     4.16       35,395        353            4.04
Federal funds purchased and securities
  sold under repurchase agreements                    6,461          84     5.21        7,028         88            5.08
Other short-term borrowings                           4,350          64     5.90        3,912         57            5.91
Long-term debt(4)                                     4,772          73     6.20        4,486         68            6.22
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities               52,016         599     4.62       50,821        566            4.52
Noninterest-bearing deposits                          8,432                             8,408
Other liabilities                                     1,998                             1,867
Capital securities                                      588                               500
Preferred stock                                           _                                 _
Common shareholders' equity                           4,744                             4,758
------------------------------------------------------------------------------------------------------------------------------------
                                                   $ 67,778                          $ 66,354
                                                   ========                          ========
Interest rate spread                                                        4.07                                    4.18
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
  interest margin (TE)                                         $    707     4.69%               $    700            4.75%
                                                               ========     ====                ========            ====

Taxable-equivalent adjustment (1)                              $     11                         $     11
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

4    Rate calculation excludes ESOP debt.

TE = Taxable Equivalent




        Fourth Quarter 1996                   Third Quarter 1996                      Second Quarter 1996
----------------------------------   ----------------------------------    --------------------------------------
Average                   Yield/         Average               Yield/          Average                     Yield/
Balance      Interest      Rate          Balance    Interest     Rate          Balance     Interest         Rate
----------------------------------   ----------------------------------------------------------------------------


$ 12,027    $    270        8.93%       $ 11,934    $    270      9.00%      $ 12,233   $    273            8.98%
   6,978         159        9.06           7,056         162      9.13          6,993        162            9.32
   1,778          44        9.84           1,671          43     10.24          1,554         40           10.35
   2,514          40        6.33           2,413          37      6.10          2,302         36            6.29
-----------------------------------------------------------------------------------------------------------------
  23,297         513        8.76          23,074         512      8.83         23,082        511            8.90
   6,312         131        8.26           6,481         136      8.35          7,328        158            8.67
   1,712          63       14.64           1,707          62     14.45          1,659         60           14.55
  14,884         346        9.25          14,293         331      9.21         13,781        306            8.93
-----------------------------------------------------------------------------------------------------------------
  22,908         540        9.38          22,481         529      9.36         22,768        524            9.26
   2,114          41        7.72           2,548          51      7.96          2,442         50            8.24
-----------------------------------------------------------------------------------------------------------------
  48,319       1,094        9.01          48,103       1,092      9.03         48,292      1,085            9.04
     206           3        5.79             251           4      6.34            259          3            5.64
   1,409          28        7.91           1,458          29      7.91          1,414         28            7.96
-----------------------------------------------------------------------------------------------------------------
   1,615          31        7.64           1,709          33      7.68          1,673         31            7.45
   7,271         121        6.62           7,152         120      6.75          7,410        124            6.73
      18           1        4.49              18           _      3.57             28          _            2.70

     600           8        5.30             385           5      5.17            418          5            5.08
      60           _        6.63              60           1      5.21             45          1            5.25
-----------------------------------------------------------------------------------------------------------------
     678           9        5.28             463           6      5.16            491          6            4.96
-----------------------------------------------------------------------------------------------------------------
  57,883       1,255        8.63          57,427       1,251      8.67         57,866      1,246            8.66
    (866)                                   (870)                                (877)
   8,046                                   7,923                                7,634
-----------------------------------------------------------------------------------------------------------------
$ 65,063                                $ 64,480                           $   64,623
========                                ========                           ==========


$ 10,979          66        2.39        $ 10,851          82      3.01       $ 10,273         76            2.98
   5,110          45        3.50           5,463          33      2.40          5,832         37            2.55
   1,702           9        2.10           1,733           9      2.07          2,348         12            2.06
   3,448          51        5.88           3,133          45      5.71          3,267         49            6.03
  13,497         177        5.22          13,338         175      5.22         13,849        178            5.17
     793          10        5.02           1,189          16      5.35          1,154         15            5.23
-----------------------------------------------------------------------------------------------------------------
  35,529         358        4.01          35,707         360      4.01         36,723        367            4.02

   6,087          77        5.03           5,694          72      5.03          5,899         74            5.05
   3,568          53        5.91           3,669          55      5.96          2,922         44            6.06
   4,567          72        6.27           4,359          68      6.28          4,152         67            6.60
-----------------------------------------------------------------------------------------------------------------
  49,751         560        4.48          49,429         555      4.47         49,696        552            4.47
   8,615                                   8,467                                8,202
   1,793                                   1,661                                1,571
     111                                      _                                    _
      _                                       _                                   158
   4,793                                   4,923                                4,996
-----------------------------------------------------------------------------------------------------------------
$ 65,063                                $ 64,480                           $   64,623
========                                ========                           ==========
                            4.15                                  4.20                                      4.19
-----------------------------------------------------------------------------------------------------------------
            $    695        4.80%                   $    696      4.82%                 $    694            4.80%
            ========        ====                    ========      ====                  ========            ====
            $     12                                $     13                            $     12
-----------------------------------------------------------------------------------------------------------------


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

SHORT-TERM INTEREST RATE EXPOSURE

The primary tool utilized by management to measure and manage interest rate exposure is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. For example, estimates of future cash flows must be made for instruments without contractual repayment schedules. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income from what net interest income would have been if interest rates did not change. As shown in Figure 5, Key has been operating well within these guidelines.

        FIGURE 5 NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES

ESTIMATED CHANGE IN NET INTEREST INCOME
                                              Sep-95    Dec-95    Mar-96    Jun-96    Sep-96    Dec-96    Mar-97    Jun-97
GRADUAL 200 BASIS POINT
  DECREASE IN RATES OVER NEXT 12 MONTHS         .23      .30        .89       .92       .60       .71       .90       .50

GRADUAL 200 BASIS POINT
  INCREASE IN RATES OVER NEXT 12 MONTHS       -1.20     -1.24     -1.34     -1.13     -1.23     -1.28     -1.28     -1.13


LONG-TERM INTEREST RATE EXPOSURE

Short-term interest rate analysis is complemented by an economic value of equity model. This model provides the added benefit of measuring the exposure to interest rate changes outside the one- to two-year time frame not measured by the simulation model. The economic value of Key's equity is determined by modeling the net present value of future cash flows for asset, liability, and off-balance sheet positions based on the implied forward yield curve. Economic value analysis has several limitations including: the economic values of asset, liability, and off-balance positions do not represent the true fair values of the positions, since they do not consider factors such as credit risk and liquidity; indeterminate maturity assets and liabilities require that estimated cash flows be developed; the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations; and the analysis requires assumptions about events that span an even longer time frame than that used in the simulation model. Key is currently in the process of defining policy guidelines for managing long-term interest rate risk.

RECENT MANAGEMENT ACTIONS

During 1996, a number of actions were taken in connection with the execution of asset/liability management strategies designed to improve liquidity and reduce longer-term interest rate exposure. These actions included the sale of residential mortgage loans totaling $500 million and the securitization and sale of non-prime auto loans totaling $212 million. Other actions taken during 1996 included the continued run-off of lower-yielding securities and residential mortgage loans. During the first half 1997, Key securitized and sold an additional $559 million of auto loans. Management will continue to evaluate strategies to securitize and/or sell loans, taking into account the strategies' impacts on liquidity, capital and earnings.

The above actions, along with the issuance of tax-advantaged capital securities of $500 million during the 1996 fourth quarter and $250 million in second quarter of 1997, provided additional capital management flexibility. This was reflected in the repurchase of 14,620,000 and 6,502,700 Common Shares during 1996 and the first six months of 1997, respectively.

As was the case throughout 1996, Key continued to utilize both portfolio interest rate swaps, which are more fully discussed below, and interest rate caps and floors to manage its interest rate risk. In accordance with the previously described branch divestitures, during the month of March and in early April strategies were executed to minimize the interest rate risk associated with the anticipated loss of fixed rate deposits. These strategies included the issuance of $250 million of fixed rate bank notes and the execution of $650 million of forward-starting interest rate caps and $100 million of pay fixed swaps.

PORTFOLIO INTEREST RATE SWAP CONTRACTS

In addition to Key's securities portfolios and debt issuances, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decision to use portfolio interest rate swaps versus on-balance sheet securities or debt to manage interest rate risk depends on various factors, including the mix and cost of funding sources, liquidity, and capital requirements. Further details pertaining to Key's swap portfolio are included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

As shown in Note 10, the estimated fair value of Key's portfolio interest rate swaps decreased $31 million during the first half of 1997 from a fair value of $8 million at December 31, 1996. The decline in fair value over the past six months reflected the financial markets' expectations, as measured by the forward yield curve, for a future increase in interest rates and the fact that Key's swap portfolio is primarily in a received fixed position. Swaps with a notional amount of $200 million were terminated during the first half of 1997, resulting in no deferred gain or loss. A summary of Key's deferred swap gains and losses at June 30, 1997, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is integrated strategically with asset and liability management and other appropriate processes. Portfolio swap activity for the six-month period ended June 30, 1997, is summarized in Figure 6.

     FIGURE 6 PORTFOLIO SWAP ACTIVITY FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                      Receive Fixed
                                ------------------------                              Total
                                 Indexed                    Pay Fixed-    Basis     Portfolio
in millions                     Amortizing  Conventional   Conventional   Swaps       Swaps
---------------------------------------------------------------------------------------------
Balance at beginning of year      $ 5,078      $ 3,505      $ 3,312      $   400      $12,295
        Additions                      --           --        1,150          200        1,350
        Maturities                     --           53        1,180           --        1,233
        Terminations                   --           --          200           --          200
        Amortization                  540           --           --           --          540
---------------------------------------------------------------------------------------------
Balance at end of period          $ 4,538      $ 3,452      $ 3,082      $   600      $11,672
                                  =======      =======      =======      =======      =======
---------------------------------------------------------------------------------------------




A summary of the notional and fair values of portfolio swaps by interest rate management strategy is presented in figure 7. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolio were to be liquidated at that date. However, because the portfolio interest rate swaps are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses related to the swaps are not recognized in earnings. Rather, interest from these swaps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

               FIGURE 7 PORTFOLIO SWAPS BY INTEREST RATE STRATEGY


                                         June 30, 1997         December 31, 1996            June 30, 1996
                                   ---------------------      -------------------       ----------------------
                                   NOTIONAL       FAIR        Notional        Fair      Notional        Fair
in millions                          AMOUNT       VALUE         Amount       Value        Amount        Value
----------------------------------------------------------------------------------------------------------------
Convert variable rate
  loans to fixed                   $ 5,903         $(37)      $ 6,443         $(20)      $ 7,053         $(91)
Convert variable rate
  deposits and short-term
  borrowings to fixed                2,582            3         3,082           (4)        1,659           (2)
Convert variable rate
  long-term debt to fixed              500           (1)          230           (1)          180           (2)
Convert fixed rate long-term
  debt to variable                   2,087           12         2,140           33         1,610           (5)
Basis swaps                            600           --           400           --            --           --
----------------------------------------------------------------------------------------------------------------
        Total portfolio swaps      $11,672         $(23)      $12,295           $8       $10,502        $(100)
                                   =======      =======       =======      =======       =======      =======
----------------------------------------------------------------------------------------------------------------



The expected average maturities of the portfolio swaps at June 30, 1997, are summarized in Figure 9.


    FIGURE 8 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT JUNE 30, 1997

                                            Receive Fixed                                      Total
                                      --------------------------
                                       Indexed                       Pay Fixed-     Basis    Portfolio
in millions                           Amortizing    Conventional     Conventional    Swaps      Swaps
------------------------------------------------------------------------------------------------------
Due in one year or less                  $114           $213            $900         $600     $ 1,827
Due after one through five years        4,333            305           2,182           --       6,820
Due after five through ten years           91          2,699              --           --       2,790
Due after ten years                        --            235              --           --         235
-----------------------------------------------------------------------------------------------------
  Total portfolio swaps                $4,538         $3,452          $3,082         $600     $11,672
                                       ======         ======          ======         ====     =======
-----------------------------------------------------------------------------------------------------


Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specific prices. Key had caps and floors with a notional amount and fair value of $3.4 billion and $23 million, respectively, at June 30, 1997. There were no futures contracts outstanding at the same date.

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

CUSTOMER INTEREST RATE SWAP CONTRACTS

While not directly related to asset and liability management, in addition to portfolio swaps, Key has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Adjustments to the fair values of such swaps are included in other income on the income statement. Further information pertaining to these contracts, as well as caps and floors, and futures contracts used for trading purposes is included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

NONINTEREST INCOME

As shown in Figure 9, noninterest income for the 1997 second quarter totaled $288 million, up $24 million, or 9%, from the same period last year. Primary contributors to the year-over-year improvement were growth in venture capital income and miscellaneous other service and advisory fees, which led to a $19 million increase in other income. In addition, growth occurred in all major fee-based revenues, with the exception of loan securitization income. The largest of these increases came from income from corporate owned life insurance (up $6 million) and insurance and brokerage income (up $5 million), while smaller increases were experienced in service charges on deposit accounts, trust and asset management income and credit card fees. The growth of the trust and asset management component was moderated slightly as Key completed the transfer of its shareholder services business to an unrelated party during the second quarter. Shareholder services contributed approximately $11 million to Key's revenues during all of 1996. Additional detail pertaining to the composition of trust and asset management income is presented in Figure 10. Included in miscellaneous other income for the second quarter was a branch sale gain of $10 million in 1997 and an $8 million gain from the sale of a Florida savings bank in 1996. These transactions are more fully disclosed in Note 2, Mergers, Acquisitions and Divestitures, beginning on page 8.

The growth in income contributed by the above categories was partially offset by an $11 million decrease in loan securitization income, due largely to the impact of the accounting change brought about by the January 1, 1997, adoption of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new accounting standard served to reduce loan securitization income in the second quarter by reclassifying a portion of such revenue to interest income and by deferring an additional portion which is expected to be recognized as interest income over the life of the respective securitizations. SFAS No. 125 is discussed in greater detail in Note 1, Summary of Significant Accounting Policies, in Key's 1996 Annual Report. Additional information pertaining to the type and volume of securitized loans which are either administered or serviced by Key and not recorded on its balance sheet is included in the Loans section beginning on page 30. Excluding the loan securitization component and the $10 million (branches) and $8 million (savings bank) gains referred to previously, noninterest income in the second quarter of 1997 was up $33 million, or 14%, from the second quarter of 1996.

For the first half of 1997, noninterest income totaled $547 million, up $34 million, or 7%, from the comparable 1996 period. As shown in Figure 9, the growth from the prior year came principally from higher levels of income from corporate owned life insurance (up $13 million), trust and asset management income (up $9 million), insurance and brokerage income (up $8 million) and other income (up $23 million). The $23 million decrease in loan securitization income relative to the prior year was due primarily to the impact of adopting SFAS No. 125, as described in the preceding paragraph. Also contributing to this decrease was a positive $4 million adjustment to loan securitization income in the 1996 first quarter which resulted from a change in the method of recognizing servicing income.

The $23 million increase in other income was due primarily to a $9 million increase in ATM surcharge fees, an $8 million rise in investment banking advisory fees, a $5 million increase in income from trading account activities and a $3 million gain on the sale of a non-strategic affinity credit card portfolio. The positive impact of these items was offset in part by a $10 million decline in mortgage banking income, reflecting the 1996 transition to a telephone based method of processing loan originations.


                          FIGURE 9 NONINTEREST INCOME

                                 Three Months ended June 30,         Change          Six Months ended June 30,         Change
                                 ---------------------------    -----------------    -------------------------    ----------------
dollars in millions                    1997       1996         Amount    Percent         1997        1996        Amount    Percent
----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts     $74       $ 72          $ 2        2.8%          $145        $144          $1         .7%
Trust and asset management income        64         61            3        4.9            128         119           9        7.6
Credit card fees                         25         24            1        4.2             48          44           4        9.1
Insurance and brokerage income           21         16            5       31.3             42          34           8       23.5
Corporate owned life insurance           21         15            6       40.0             40          27          13       48.1
Loan securitization income                3         14          (11)     (78.6)             4          27         (23)     (85.2)
Net securities gains                     --          1           (1)    (100.0)            --           1          (1)    (100.0)
Other income:
  Trading account income                  7          5            2       40.0             14           9           5       55.6
  Foreign exchange income                 4          4           --         --              8           7           1       14.3
  Venture capital income                  6          2            4      200.0             12           9           3       33.3
  Letter of credit fees                   5          3            2       66.7              9           7           2       28.6
  Mortgage banking income                 2          6           (4)     (66.7)             4          14         (10)     (71.4)
  Miscellaneous income                   56         41           15       36.6             93          71          22       31.0
----------------------------------------------------------------------------------------------------------------------------------
    Total other income                   80         61           19       31.1            140         117          23       19.7
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income           $288       $264          $24        9.1%          $547        $513         $34        6.6%
                                       ====       ====          ===                      ====        ====         ===
----------------------------------------------------------------------------------------------------------------------------------

                   FIGURE 10 TRUST AND ASSET MANAGEMENT INCOME


                                      Three months ended                           Six months ended
                                            June 30,           Change                  June 30,             Change
                                       ----------------   --------------------     -----------------   -----------------------
dollars in millions                     1997      1996    Amount      Percent         1997     1996    Amount       Percent
-----------------------------------------------------------------------------------------------------------------------------
Personal asset management and
    custody fees                        $ 35      $ 36      $ (1)       (2.8)%      $ 69      $ 71      $ (2)       (2.8)%
Institutional asset management and
    custody fees                          18        16         2        12.5          35        30         5        16.7
Bond services                              1         4        (3)      (75.0)          4         7        (3)      (42.9)
All other fees                            10         5         5       (100.0)        20        11         9        81.8
-----------------------------------------------------------------------------------------------------------------------------
      Total trust and asset
      management income                 $ 64      $ 61      $  3         4.9%       $128      $119      $  9         7.6%
                                        ====      ====      ====                    ====      ====      ====
-----------------------------------------------------------------------------------------------------------------------------

AT JUNE 30,
dollars in billions
-------------------------------------------------------------------------------
Discretionary                           $ 50      $ 48      $  2         4.2%
Non-discretionary                         51        41        10        24.4
-------------------------------------------------------------------------------
      Total trust assets                $101      $ 89      $ 12        13.5%
                                        ====      ====      ====
-------------------------------------------------------------------------------



NONINTEREST EXPENSE

As shown in Figure 11, noninterest expense for the second quarter of 1997 totaled $582 million, up $3 million, or less than 1%, from the second quarter of 1996. Included in noninterest expense for the second quarter of 1997 was $11 million of distributions accrued on capital securities (tax-advantaged preferred securities) issued by Key during the second quarter of 1997 and the fourth quarter of last year. These securities are more fully described in Note 8, Capital Securities, beginning on page 12. Excluding the capital securities distributions, noninterest expense was $8 million, or 1%, below the year-ago quarter. This improvement was due in large part to the progress made with respect to the restructuring efforts announced last November which center around the formation of a single nationwide community bank (completed June 30, 1997, for all banks with the exception of KeyBank National Association (New Hampshire)), as well as the implementation of expense control initiatives. Further information pertaining to specific actions taken in connection with the restructuring and expense control initiatives is included in the Introduction beginning on page 18.

Personnel expense, the largest category of noninterest expense, decreased $15 million, or 5%, from the second quarter of 1996, marking the lowest level for these costs since the third quarter of 1995. Reduction in staff was a major reason for the decrease from the prior year, as full-time equivalent employees totaled 25,882 at June 30, 1997, down from 28,319 at June 30, 1996. This reflected the impact of Key's restructuring and expense control initiatives (including branch mergers), as well as the divestiture of SFF last June. The effect of these actions on personnel expense compared with the year-ago quarter was partially offset by the combined impact of merit increases (effective April 1 for the vast majority of Key's employees) and the acquisitions in June and August 1996 of Knight and Carleton, respectively. The overall reduction in noninterest expense was also moderated by increases of $5 million and $4 million in marketing and equipment expense, respectively. In addition, during the second quarter of 1997 Key recorded $3 million of expense in connection with efforts being undertaken by Key and most other companies to modify their respective computer information systems to be year 2000 compliant (properly read date-sensitive information when the calendar year changes to 2000). As of June 30, 1997, Key had recognized approximately $6 million of the estimated $40 million of expense that it expects to incur to complete this project by the end of 1998.

Noninterest expense totaled $1.2 billion for the first six months of 1997, up $8 million, or less than 1%, from the same period last year. Excluding $21 million of distributions accrued on capital securities during 1997, noninterest expense decreased $13 million, or 1%, from the comparable year-ago period. This improvement was largely due to lower personnel expense resulting from the factors described above. Also contributing to the control of noninterest expense were reductions of $6 million in other expense (excluding the capital securities distributions) and $5 million in professional fees. These positive variances were offset in part by increases of $9 million in equipment expense and $5 million in both marketing expense and expenses incurred to become year 2000 compliant.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, improved to 57.66% for the second quarter, from 58.92% in the previous quarter and 60.50% for the second quarter of 1996. The significant 126 basis point improvement during the second quarter of 1997 further demonstrates the increasing benefits and effectiveness of Key's expense control strategies and the progress made on the Company's year-long effort to reduce its efficiency ratio.

In connection with its nationalization and related centralization efforts, Key undertook a comprehensive review of its real estate operations and occupancy cost structure and needs. As a result, during the third quarter of 1997 Key will record a charge of approximately $50 million ($33 million after tax) in connection with actions to sell certain properties or to alter certain leasing arrangements. This charge will be included in other expense on Key's income statement.

                                                    FIGURE 11 NONINTEREST EXPENSE

                                       Three Months ended                                  Six Months ended
                                           June 30,                   Change                  June 30,                  Change
                                   -----------------------  ------------------------- ----------------------  ----------------------
 dollars in millions                  1997         1996       Amount          Percent       1997     1996       Amount     Percent
 -----------------------------------------------------------------------------------------------------------------------------------
 Personnel                         $    283    $    298    $    (15)         (5.0)%   $    573   $    589   $    (16)        (2.7)%
 Net occupancy                           54          54          --            --          110        108          2          1.9
 Equipment                               44          40           4          10.0           87         78          9         11.5
 Amortization of intangibles             21          22          (1)         (4.5)          42         44         (2)        (4.5)
 Professional fees                       13          13          --            --           24         29         (5)       (17.2)
 Marketing                               22          17           5          29.4           43         38          5         13.2
 Other expense:
     Distributions on capital
       securities                        11          --          11         100.0           21         --         21        100.0
     Equity and gross receipts
       based taxes                        8          12          (4)        (33.3)          18         19         (1)        (5.3)
     OREO expense, net(1)                 1          --           1         100.0            2          1          1        100.0
     FDIC insurance assessments           2           3          (1)        (33.3)           3          5         (2)       (40.0)
     Miscellaneous                      123         120           3           2.5          234        238         (4)        (1.7)
 -----------------------------------------------------------------------------------------------------------------------------------
       Total other expense              145         135          10           7.4          278        263         15          5.7
 -----------------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense   $    582    $    579    $      3            .5%    $  1,157   $  1,149   $      8           .7%
                                   ========    ========    ========                   ========   ========   ========

 Full-time equivalent employees
   at period end                     25,882      28,319                                 25,882     28,319
 Efficiency ratio(2)                  57.66%      60.50%                                 58.28%     60.86%
 Overhead ratio(3)                    41.02       45.53                                  42.36      46.29
 -----------------------------------------------------------------------------------------------------------------------------------

 1 OREO expense is net of income of $1 million for both the second quarter of 1997 and 1996, respectively.

 2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gain on branch sales).

 3 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gain on branch sales) divided by taxable-equivalent net interest income.

INCOME TAXES

The provision for income taxes was $104 million for the three-month period ended June 30, 1997, little changed from $103 million for the same period in 1996. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1997 second quarter was 31.8% compared with 32.2% for the second quarter of 1996. For the first six-months of 1997, the provision for income taxes was $198 million compared with $199 million for the first half of last year. The effective tax rate for these periods was 31.3% and 31.9%, respectively. Compared with the prior year, the lower effective income tax rate for both the quarterly and year-to-date periods was primarily attributable to increases in income from corporate owned life insurance and credits associated with investments in low-income housing projects. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At June 30, 1997, total loans outstanding were $51.6 billion, up from $49.2 billion at December 31, 1996, and $47.9 billion at June 30, 1996. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10.

The $3.7 billion, or 8%, increase in loans outstanding from the June 30, 1996, level occurred despite the impact of Key's continued strategy of securitizing and/or selling student loans, auto loans and other loans which do not meet certain return on equity, credit or other internal standards. A summary of the loans securitized, sold and divested during 1997 and 1996 is presented in Figure
13. Over the past year, this activity included the sale of $950 million of student loans (of which $711 million was associated with securitizations) and the securitization and sale of auto loans totaling $686 million (of which $182 million was classified as held for sale). Generally, Key sells or securitizes student loans in order to reduce the credit risk that arises when a borrower enters repayment status. Another factor moderating the increase in total loans over the past year was the sale of $142 million of out-of-franchise credit card receivables. Management will continue to explore opportunities for sales and/or other arrangements with respect to its credit card and other portfolios over the remainder of 1997. Excluding the impact of sales, loan portfolios targeted for growth (which exclude one-to-four family mortgages and loans held for sale) increased $4.7 billion, or 12%, since June 30, 1996, and were up $1.8 billion, or an annualized 18%, from the prior quarter. Over the past 12 months, the largest improvement came from consumer loans which rose by $2.5 billion, and included increases of $954 million in home equity loans and $207 million in credit card receivables. Additionally, commercial loans contributed $2.1 billion to the increase, due primarily to higher levels of commercial, financial and agricultural loans (up $1.4 billion), real estate-construction loans (up $374 million) and commercial lease financings (up $316 million).

                                       FIGURE 12 LOANS SECURITIZED AND/OR SOLD AND DIVESTED

                                                      Securitized and/or Sold                       Divested
                                        --------------------------------------------------------  -------------
                                                                      Mortgage                     Real Estate-
                                                   Student Loans     Loans Held    Credit Card     Residential
in millions                          Auto Loans    Held for Sale     for Sale      Receivables     Mortgage            Total
-------------------------------------------------------------------------------------------------------------------------------
1996
------------
First quarter                           $  38       $     44           $500             -              -             $   582
Second quarter                             47             99            -               -             $762               908
Third quarter                              56            464            -              $101            -                 621
Fourth quarter                             71            403            -               -              -                 474
-------------------------------------------------------------------------------------------------------------------------------
        Total                            $212         $1,010           $500            $101           $762            $2,585
                                         ====         ======           ====            ====           ====            ======
1997
------------
First quarter                            $456            $31             -              $41             -               $528
Second quarter                            103             52             -               -              -                155
-------------------------------------------------------------------------------------------------------------------------------
        Total                            $559            $83             -              $41             -               $683
                                         ====            ===                            ===                             ====
-------------------------------------------------------------------------------------------------------------------------------



The $2.4 billion increase in loans from the December 31, 1996, level reflected strong growth in targeted loan portfolios as the aggregate annualized growth rate of average outstanding balances in these portfolios was 11% and 7% for the second and first quarters of 1997, respectively. Excluding the impact of sales, targeted loans rose $2.6 billion due primarily to higher levels of commercial loans (up $1.5 billion, including $1.2 billion of commercial, financial and agricultural loans) and consumer loans (up $1.0 billion, including $481 million of home equity loans). At June 30, 1997, targeted loans comprised 83% of total loans and 62% of total assets compared with 83% of total loans and 60% of total assets at December 31, 1996.

As shown in Figure 13, new loan volume during the first half of 1997 was largely attributable to activity in the Great Lakes Region and the Consumer Finance companies. The Consumer Finance companies include KeyBank USA, a nationally chartered bank formed from Key's existing Community Banking franchise during the third quarter of 1995, which serves as the national platform for prime auto lending, credit card receivables, student loans, mortgage loan originations and all nonbranch consumer finance business. The majority of new loan volume generated by these companies is either participated to Key's other banks or securitized and sold.

                                            FIGURE 13 PERIOD END LOAN GROWTH BY REGION


                                                        Net     Intercompany
                           December 31,       Originations/  Participations/         Acquired/     June 30,       Percent
dollars in millions                1996        (Repayments)          (Sales)         (Sold)            1997        Change
--------------------------------------------------------------------------------------------------------------------------
Northeast Region                $14,111           $  (390)      $     406           $   (26)        $14,101          (.1)%
Great Lakes Region               20,089               676           1,603                 -          22,368         11.3
Rocky Mountain Region             3,833              (203)             40                (2)          3,668         (4.3)
Northwest Region                  9,707               117             250                (8)         10,066          3.7
Consumer Finance companies        2,768             2,938          (2,299)             (647)          2,760          (.3)
Eliminations/other               (1,273)              (46)              -                 -          (1,319)         N/M
--------------------------------------------------------------------------------------------------------------------------
      Total                     $49,235            $3,092               -           $  (683)        $51,644          4.9%
                                =======            ======           =====           =======         =======
--------------------------------------------------------------------------------------------------------------------------


N/M = NOT MEANINGFUL

Shown in Figure 14 are loans which have been securitized and sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as loan securitization income; while income earned on assets subject to prepayment, recorded in connection with securitizations and accounted for like investments in interest-only strips, is recorded as interest income on securities available for sale.


          FIGURE 14 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED


                                JUNE 30,     December 31,   June 30,
in millions                      1997          1996            1996
----------------------------------------------------------------------
Student loans                   $1,959        $2,089        $1,481
Auto loans                         846           386           378
----------------------------------------------------------------------
            Total               $2,805        $2,475        $1,859
                                ======        ======        ======
----------------------------------------------------------------------


SECURITIES

At June 30, 1997, the securities portfolio totaled $9.2 billion, consisting of $7.7 billion of securities available for sale and $1.5 billion of investment securities. This compares with a total portfolio of $9.3 billion, comprised of $7.7 billion of securities available for sale and $1.6 billion of investment securities, at December 31, 1996. The composition of the two securities portfolios by type of security, as of each of these respective dates, is presented in Note 3, Securities Available for Sale, and Note 4, Investment Securities, presented on pages 9 and 10, respectively. The stability of the overall level of securities during the past six months is indicative that the planned runoff of lower-yielding securities pursuant to balance sheet management strategies developed in 1995 has come to an end. The increase in collateralized mortgage obligations since year end 1996 is in part the result of programs instituted in the fourth quarter of 1996 to better manage securities used to meet the collateral requirements of the affiliate banks. Previously, lower-yielding securities with shorter maturities had been relied upon for this purpose. Certain information pertaining to the composition, yields, and maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively.


            FIGURE 15 SECURITIES AVAILABLE FOR SALE AT JUNE 30, 1997

                                                                                        Other
                          U.S. Treasury,     States and       Collateralized        Mortgage-                              Weighted
                            Agencies and      Political             Mortgage           Backed       Other                   Average
dollars in millions         Corporations   Subdivisions       Obligations(1)    Securities(1)  Securities         Total    Yield(2)
------------------------------------------------------------------------------------------------------------------------------------
Maturity:
One year or less                    $247             $1                 $335              $12          $1          $596        5.99%
After one through five years         127             11                3,205            1,063          19         4,425        6.97
After five through ten years          13             31                   --            1,866          11         1,921        7.04
After ten years                      111              5                   --              398         271           785(3)     4.75
-----------------------------------------------------------------------------------------------------------------------------------
Fair value                          $498            $48               $3,540           $3,339        $302        $7,727          --
Amortized cost                       490             48                3,559            3,336         354         7,796        6.69%
Weighted average yield              6.37%          5.98%                6.67%            7.28%       1.04%         6.69%         --
Weighted average maturity      6.1 years      7.6 years            2.5 years        6.5 years   3.4 years     4.5 years          --
-----------------------------------------------------------------------------------------------------------------------------------

1 Maturity is based upon expected average lives rather than contractual terms.

2 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

3    Includes equity securities with no stated maturity.

                FIGURE 16 INVESTMENT SECURITIES AT JUNE 30, 1997


                                States and                             Weighted
                                 Political        Other                 Average
 dollars in millions          Subdivisions   Securities        Total  Yield (1)
----------------------------------------------------------------------------------
Maturity:
  One year or less                  $  457           --       $  457       7.00%
  After one through five years         513       $  108          621       9.87
  After five through ten years         181           --          181       9.93
  After ten years                       58          167          225       2.38
----------------------------------------------------------------------------------
Amortized cost                      $1,209       $  275       $1,484       7.86%
Fair value                           1,241          275        1,516         --
Weighted average yield                8.23%        6.27%        7.86%        --
Weighted average maturity        3.0 years    2.9 years    3.0 years         --
----------------------------------------------------------------------------------


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

As shown in Figure 17, net loan charge-offs for the second quarter of 1997 were $65 million, or .52% of average loans, compared with $46 million, or .38% of average loans, for the same period last year. The higher level of net charge-offs was concentrated in the credit card and consumer-indirect portfolios and was partially offset by a lower level of commercial, financial and agricultural net charge-offs. The $14 million increase in consumer-indirect net charge-offs (primarily indirect auto loans) reflected the impact of a strategy adopted by Key in 1996 to expand its consumer customer base to include various credit risk profiles. This strategy also includes risk-adjusted pricing to address the relative credit risk of various strata of the customer base. In addition, Key's consumer portfolio was impacted by the continuing widespread nationwide deterioration in consumer credit quality, as indicated by an increasingly high number of bankruptcies. Key has a relatively small credit card portfolio which comprises less than 4% of its total average loans outstanding. As a result of the higher level of net charge-offs, the provision for loan losses was increased to $75 million for the second quarter of 1997 from $67 million for the prior quarter and $47 million for the second quarter of last year. This increase reflected management's intention to continue to maintain the provision for loan losses at a level equal to or above net charge-offs.

On a year-to-date basis, net charge-offs were $132 million, or .54% of average loans, for the first half of 1997 compared with $89 million, or .37% of average loans, for the same period last year. The provision for loan losses for the first six months of 1997 was $142 million compared with $91 million for the first six months of 1996. Similar to the increase for the quarter, the rise in net charge-offs for the year-to-date period was attributable to increases of $27 million and $22 million in the credit card and consumer-indirect portfolios, respectively.

                    FIGURE 17 SUMMARY OF LOAN LOSS EXPERIENCE


                                                      Three months ended June 30,     Six months ended June 30,
                                                      ---------------------------     --------------------------
dollars in millions                                      1997            1996            1997            1996
--------------------------------------------------------------------------------------------------------------
Average loans outstanding during
  the period                                          $ 50,373        $ 48,292        $ 49,797        $ 48,222
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses at
  beginning of period                                 $    870        $    875        $    870        $    876
Loans charged off:
     Commercial, financial and agricultural                 10              21              22              39
     Real estate-commercial mortgage                         2               3               5               7
     Real estate-construction                                1              --               2              --
     Commercial lease financing                             --               3               3               4
--------------------------------------------------------------------------------------------------------------
          Total commercial loans                            13              27              32              50
     Real estate-residential mortgage                        2               2               5               4
     Home equity                                            --               1               1               1
     Credit card                                            32              20              61              36
     Consumer-direct                                        10               7              18              14
     Consumer-indirect                                      31              17              60              39
--------------------------------------------------------------------------------------------------------------
          Total consumer loans                              75              47             145              94
--------------------------------------------------------------------------------------------------------------
                                                            88              74             177             144

Recoveries:
     Commercial, financial and agricultural                  8              12              16              23
     Real estate-commercial mortgage                         2               2               5               4
     Commercial lease financing                             --              --              --               1
--------------------------------------------------------------------------------------------------------------
          Total commercial loans                            10              14              21              28
     Real estate-residential mortgage                        1               1               2               2
     Credit card                                             2               3               4               6
     Consumer-direct                                         2               2               4               4
     Consumer-indirect                                       8               8              14              15
--------------------------------------------------------------------------------------------------------------
          Total consumer loans                              13              14              24              27
--------------------------------------------------------------------------------------------------------------
                                                            23              28              45              55
--------------------------------------------------------------------------------------------------------------
Net loans charged off                                      (65)            (46)           (132)            (89)
Provision for loan losses                                   75              47             142              91
Allowance acquired/sold, net                                --              (6)             --              (8)
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period            $    880        $    870        $    880        $    870
                                                      ========        ========        ========        ========
--------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                      .52%            .38%            .54%            .37%

Allowance for loan losses to period end loans             1.70            1.82            1.70            1.82

Allowance for loan losses to nonperforming loans        236.56          266.87          236.56          266.87
--------------------------------------------------------------------------------------------------------------

The Allowance at June 30, 1997, was $880 million, or 1.70% of loans, up $10 million from $870 million, or 1.77% of loans, at December 31, 1996, and $870 million, or 1.82% of loans, at June 30, 1996. At June 30, 1997, the Allowance was 236.56% of nonperforming loans, compared with 249.28% at December 31, 1996 and 266.87% at June 30, 1996. Although this percentage is not a primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $433 million at June 30, 1997, and represented .84% of loans, OREO and other nonperforming assets compared with $400 million, or .81%, at year end 1996 and $371 million, or .77%, at June 30, 1996. The $23 million increase in nonperforming loans since year end 1996 was geographically broad based and spread across a number of product types in the commercial (up $33 million) and consumer (up $12 million) loan portfolios. These increases were partially offset by a $21 million decline in the level of nonperforming residential real estate loans. Additional information pertaining to changes in impaired and other nonaccrual loans and the percentage of nonperforming loans to period end loans by type within Key's geographically dispersed banking regions is presented in Figures 19 and 20, respectively.

          FIGURE 18 SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                           JUNE 30,    December 31,    June 30,
dollars in millions                                          1997        1996           1996
------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $ 160        $ 120        $ 128
Real estate-commercial mortgage                                82           84           95
Real estate-construction                                        9           19            8
Commercial lease financing                                     13            8            1
Real estate-residential mortgage                               59           80           68
Consumer                                                       49           37           25
------------------------------------------------------------------------------------------------
      Total nonaccrual loans                                  372          348          325
Restructured loans                                             --            1            1
------------------------------------------------------------------------------------------------
      Total nonperforming loans                               372          349          326
Other real estate owned                                        68           56           53
Allowance for OREO losses                                      (9)          (8)         (11)
------------------------------------------------------------------------------------------------
      Other real estate owned, net of allowance                59           48           42
Other nonperforming assets                                      2            3            3
------------------------------------------------------------------------------------------------
      Total nonperforming assets                            $ 433        $ 400        $ 371
                                                            =====        =====        =====
------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                     $ 128        $ 103        $  80
------------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                       .72%         .71%         .68%
Nonperforming assets to period end loans plus other
      real estate owned and other nonperforming assets        .84          .81          .77
------------------------------------------------------------------------------------------------


       FIGURE 19 SUMMARY OF CHANGES IN IMPAIRED AND OTHER NONACCRUAL LOANS


                                    Three months ended June 30,      Six months ended June 30,
                                    ---------------------------      -------------------------
in millions                              1997        1996               1997        1996
-----------------------------------------------------------------------------------------------
Balance at beginning of period          $ 371       $ 338              $ 348       $ 330
        Loans placed on nonaccrual         55          88                120         169
        Charge-offs(1)                    (15)        (25)               (27)        (44)
        Payments                          (23)        (45)               (47)        (66)
        Loans sold                         --         (18)                --         (38)
        Transfers to OREO                 (13)         (5)               (16)        (13)
        Loans returned to accrual          (3)         (8)                (6)        (13)
-----------------------------------------------------------------------------------------------
Balance at end of period                $ 372       $ 325              $ 372       $ 325
                                        =====       =====              =====       =====
-----------------------------------------------------------------------------------------------


1 Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans, credit card receivables, and interest reversals.

         FIGURE 20 PERCENTAGE OF NONPERFORMING LOANS TO PERIOD END LOANS
                            BY TYPE AT JUNE 30, 1997


                     Commercial, Real Estate-                Commercial  Real Estate-
                   Financial and   Commercial  Real Estate-       Lease   Residential
                    Agricultural     Mortgage  Construction   Financing      Mortgage   Consumer(1)       Total
---------------------------------------------------------------------------------------------------------------
Northeast Region            1.82%        2.11%          .43%        .02          1.49%          .27%       1.20%
Great Lakes Region           .38          .57           .40         .17%          .71           .25         .35
Rocky Mountain Region       2.46         1.23           .06         .07          1.58           .68        1.32
Northwest Region             .57          .64           .86        2.45           .62           .28         .56
Financial Services            --           --            --          --            --           .31         .06
---------------------------------------------------------------------------------------------------------------
     Total                  1.18%        1.14%          .47%        .49%          .95%          .31%        .72%
===============================================================================================================


1  Excludes credit card receivables.

DEPOSITS AND OTHER SOURCES OF FUNDS

Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the second quarter of 1997, these deposits averaged $39.2 billion and represented 65% of Key's funds supporting earning assets compared with $40.5 billion and 70%, respectively, for the second quarter of 1996. As shown in Figure 4 beginning on page 23, over the past year the mix of core deposits has changed significantly. Contributing to the overall decrease in core deposits relative to the prior year was the impact of investment alternatives pursued by customers in response to the continued strength of the stock and bond markets, and the impact of the SFF divestiture early in June 1996. A major factor contributing to the change in mix is a program started during the fourth quarter of 1995 under which deposit balances (above a defined threshold) in certain NOW and noninterest-bearing checking accounts are transferred to money market deposit accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or withdrawals. As a result of this program, during the first six months of 1997, demand deposits and NOW account balances averaging $1.7 billion and $3.6 billion, respectively, were transferred to the money market deposit account category, compared with the transfer of balances averaging $1.2 billion and $2.3 billion, respectively, for the same period last year. In Figure 4, the demand deposits transferred continue to be reported as noninterest-bearing deposits, while the NOW accounts transferred are included in the money market deposit account category. During the second quarter of 1996, this program was implemented in the last of Key's four banking regions.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $16.5 billion for the second quarter of 1997, up $3.3 billion, or 25%, from the comparable prior year period. As illustrated in Figure 4, the increase was attributable primarily to higher levels of short-term borrowings and deposits in foreign offices which rose by $2.0 billion and $1.2 billion, respectively. Purchased funds have been more heavily relied upon to offset declines in the volume of core deposits and to fund earning asset growth. This trend is expected to continue through the remainder of 1997 due in large part to the impact of the planned branch divestitures.


   FIGURE 21 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT
                                JUNE 30, 1997


                                    Domestic    Foreign
in millions                          Offices    Offices         Total
------------------------------------------------------------------------
Time remaining to maturity:
Three months or less                  $1,463      $1,452      $2,915
Over three through six months            533          --         533
Over six through twelve months           474          --         474
Over twelve months                       634          --         634
------------------------------------------------------------------------
  Total                               $3,104      $1,452      $4,556
                                      ======      ======      ======
------------------------------------------------------------------------

LIQUIDITY
Liquidity represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key's ALCO actively analyzes and manages Key's liquidity in coordination with similar committees at each affiliate bank. The affiliate banks maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1,100 full-service banking offices in 14 states. The affiliate banks monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by a Central Funding Unit within Key's Funds & Investment Management Group. This group monitors the overall mix of funding sources in conjunction with the affiliate banks' deposit pricing and in response to the structure of the earning assets portfolio. In addition, the affiliate banks have access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve system for short-term liquidity requirements should the need arise. One of the affiliate banks, KeyBank USA, has a line of credit with the Federal Reserve which provides for overnight borrowings of up to $1.3 billion and is secured by $1.7 billion of KeyBank USA's credit card receivables at June 30, 1997. There were no borrowings outstanding under this line of credit as of June 30, 1997.

During the first half of 1997, Key's affiliate banks raised $3.1 billion under Key's Bank Note Program. As of June 30, 1997, the program had unused capacity of $4.2 billion. Of the notes issued during the first half of 1997, $1.5 billion have original maturities in excess of one year and are included in long-term debt, while $1.6 billion have original maturities of one year or less and are included in other short-term borrowings.

During the second quarter of 1997, Key diversified its funding sources by establishing a Euronote Program under which the parent company, KeyBank National Association and KeyBank USA may issue both long and short-term debt of up to $5 billion in the aggregate. The notes will be offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There were no borrowings outstanding under this facility as of June 30, 1997.

The parent company's Commercial Paper/Note Program provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used for general corporate purposes, and have been used to fund AutoFinance Group, Inc.'s lending activities in conjunction with securitizations of its auto loans. The parent company also has a revolving credit agreement with several unaffiliated banks under which the banks have agreed to lend collectively up to $500 million to the parent company. This credit agreement is used primarily as a backup source of liquidity for the Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of June 30, 1997.

During the third quarter of 1996, the parent company filed a universal shelf registration statement with the SEC to provide for the possible issuance of up to $1.2 billion of debt and equity securities in addition to the unused capacity under a previous shelf registration. Accordingly, at June 30, 1997, unused capacity under the 1996 shelf registration totaled $1.3 billion, of which $750 million is reserved for future issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at June 30, 1997, were as follows:

                                            Senior    Subordinated
                              Commercial  Long-Term     Long-Term
                                Paper       Debt           Debt
                               ------     ---------   ------------
Duff & Phelps                    D-1+        AA-           A+
Standard & Poor's                A-2         A-           BBB+
Moody's                          P-1         A1            A2

Further information pertaining to Key's sources and uses of cash for the six-month periods ended June 30, 1997 and 1996, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at June 30, 1997, was $4.8 billion, down $67 million, or 1%, from the December 31, 1996, balance and $182 million, or 4%, from the end of the second quarter of 1996. The decrease from the end of the prior year and from the year-ago quarter was due primarily to the share repurchases discussed below and dividends paid to shareholders from current period net income. Also contributing to the decrease from the 1996 year end were net unrealized losses on securities. As of June 30, 1997, cumulative net unrealized securities losses totaled $36 million and were recorded in connection with SFAS No. 115, "Accounting for Investments in Certain Debt and Equity Securities." This amount compares with losses of $6 million and $70 million at December 31, 1996, and June 30, 1996, respectively. The increase in net unrealized losses which occurred during the first half of 1997 reflected the impact of adopting SFAS No. 125 as disclosed in Note 1, Basis of Presentation, on page 7. Other factors contributing to the change in shareholders' equity during the first six months of 1997 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

In November 1996, the Board of Directors approved a share repurchase program which authorized the repurchase from that date of up to 12,000,000 Common Shares by the end of 1997. Under the program, shares will be repurchased from time to time in the open market or through negotiated transactions. During the first half of 1997, Key repurchased 5,643,900 shares at a total cost of $296 million (an average of $52.45 per share) and reissued 1,428,289 Treasury Shares for dividend reinvestment and employee benefit plans. Coupled with the 2,620,000 shares repurchased in the fourth quarter of 1996, this brings the total number of shares repurchased under the 1997 program to 8,263,900. Under a separate authorization, an additional 858,800 Key Common Shares were repurchased during the second quarter of 1997 in connection with the anticipated closing of the Champion acquisition. The 27,564,764 Treasury Shares at June 30, 1997, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 6.91% at June 30, 1997, compared with 7.22% at December 31, 1996, and 7.71% at June 30, 1996. Including the capital securities issued in the fourth quarter of 1996 and the second quarter of 1997, the ratio of total shareholders' equity to total assets at June 30, 1997, and December 31, 1996, is 7.63% and 7.96%, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier I and total risk-adjusted capital ratios at June 30, 1997, were 7.14% and 11.66%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At June 30, 1997, Key's leverage ratio was 6.65%, substantially higher than the minimum requirement. Figure 22 presents the details of Key's regulatory capital position at June 30, 1997, December 31, 1996, and June 30, 1996.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of Key's affiliate banks qualify as "well capitalized" at June 30, 1997, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier I capital and leverage ratios, respectively. Although these provisions are not directly applicable to Key under existing laws and regulations, based upon its ratios Key would qualify as "well capitalized" at June 30, 1997. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

              FIGURE 22 CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                    JUNE 30,     December 31,      June 30,
dollars in millions                                   1997           1996            1996
---------------------------------------------------------------------------------------------
TIER I CAPITAL
     Common shareholders' equity(1)                $  4,850        $  4,887        $  5,066
     Qualifying capital securities                      500             500            --
     Less:  Goodwill                                   (795)           (824)           (844)
                Other intangible assets(2)             (108)           (121)           (130)
---------------------------------------------------------------------------------------------
          Total Tier I capital                        4,447           4,442           4,092
---------------------------------------------------------------------------------------------
TIER II CAPITAL
     Allowance for loan losses(3)                       779             698             675
     Qualifying long-term debt                        2,032           2,103           1,542
---------------------------------------------------------------------------------------------
          Total Tier II capital                       2,811           2,801           2,217
---------------------------------------------------------------------------------------------
          Total capital                            $  7,258        $  7,243        $  6,309
                                                   ========        ========        ========

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet         $ 55,304        $ 52,228        $ 49,940
     Risk-adjusted off-balance sheet exposure         7,949           4,541           5,043
     Less:  Goodwill                                   (795)           (824)           (844)
                Other intangible assets(2)             (108)           (121)           (130)
---------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                 62,350          55,824          54,009
     Less:  Excess allowance for loan losses(3)        (101)           (172)           (195)
---------------------------------------------------------------------------------------------
          Net risk-adjusted assets                 $ 62,249        $ 55,652        $ 53,814
                                                   ========        ========        ========
AVERAGE QUARTERLY TOTAL ASSETS                     $ 67,778        $ 65,063        $ 64,623
                                                   ========        ========        ========

CAPITAL RATIOS(5)
     Tier I risk-adjusted capital ratio                7.14%           7.98%           7.60%
     Total risk-adjusted capital ratio                11.66           13.01           11.72
     Leverage ratio(4)                                 6.65            6.93            6.43
---------------------------------------------------------------------------------------------

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

5 Excluding the assets and off-balance sheet financial instruments of Key's securities subsidiary, Key Capital Markets, Inc., as well as the required portion of Key's investment in such subsidiary, the Tier I, Total and Leverage ratios at June 30, 1997, are 7.03%, 11.42% and 6.56%, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the 1997 Annual Meeting of Shareholders of KeyCorp, held on May 15, 1997, seven directors were elected for three-year terms expiring in 2000 and shareholders adopted resolutions to: (a) amend KeyCorp's Regulations to reduce the size of the Board of Directors to between 17 and 20 members, (b) amend and restate KeyCorp's Regulations to remove certain provisions relating to the merger of the former KeyCorp with Society Corporation in 1994, and (c) ratify the appointment of Ernst & Young LLP by the Board of Directors as independent auditors for 1997. Shareholders also defeated two shareholder proposals. These proposals were to: (a) eliminate management's ability to vote unmarked proxies and (b) request that the Board of Directors take steps to provide for the annual election of all directors and thereby eliminate the classification of KeyCorp's Board of Directors.

         The vote on each issue was as follows:

                                                                            For            Against          Abstain
                                                                       --------------   ---------------   -------------
           Election of directors:
              William G. Bares                                         188,393,007            *             2,473,786
              Dr. Carol A. Cartwright                                  188,140,708            *             2,726,085
              Robert W. Gillespie                                      187,973,095            *             2,893,698
              Henry S. Hemingway                                       188,234,792            *             2,632,001
              Henry L. Meyer III                                       188,151,454            *             2,715,339
              Steven A. Minter                                         188,262,191            *             2,604,602
              Ronald B. Stafford                                       188,217,768            *             2,649,025

           Resolution amending KeyCorp's Regulations to reduce
           the size of the Board of Directors to between 17 and
           20 members                                                  186,995,491          2,250,313       1,620,985

           Resolution amending and restating KeyCorp's Regulations
           to remove certain provisions relating to the merger of the
           former KeyCorp with Society Corporation                     165,867,449          1,804,296       2,872,012

           Ratification of independent auditors                        188,012,731          1,818,164       1,035,898

           Proposal regarding discretionary voting of proxy cards       29,156,330        134,543,314       6,683,861

           Proposal regarding annual election of directors              62,230,927        104,242,552       3,910,026

         * Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits

          (3) Amended and Restated Regulations of KeyCorp effective May 15, 1997. Filed as Exhibit 2 to Form 8-A/A filed on June 19, 1997, and incorporated herein by reference.

          (4) Restated Rights Agreement between KeyCorp and KeyBank National Association as Rights Agent, dated as of May 15, 1997. Filed as Exhibit 1 to Form 8-A filed on June 19, 1997, and incorporated herein by reference.

          (10.1) Employment Agreement between KeyCorp and Henry L. Meyer III, dated as of May 15, 1997.

          (10.2) Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated as of April 1, 1997.

          (11)     Computation of Net Income Per Common Share

          (15)     Acknowledgment Letter of Independent Auditors

          (27)     Financial Data Schedule (filed electronically only)

    (b)   Reports on Form 8-K

          April 11, 1997 - Item 5. Other Events. Reporting that the Registrant issued a press release announcing it had signed a definitive agreement to acquire Leasetec Corporation.

          April 18, 1997 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on April 17, 1997, announcing its earnings results for the three-month period ended March 31, 1997.

          June 16, 1997 - Item 5. Other Events. Reporting that the Registrant issued a press release announcing it had signed a definitive agreement to acquire Champion Mortgage Co. Inc.

          No other reports on Form 8-K were filed during the three-month period ended June 30, 1997.



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

                                                    KEYCORP
                                     --------------------------------------
                                                 (Registrant)


Date:  August 13, 1997               /s/   Lee Irving
                                     --------------------------------------
                                     By:   Lee Irving
                                           Executive Vice President
                                           and Chief Accounting Officer