Form 10-Q
period 1997-09-30
KEYCORP /NEW/
filed 1997-11-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

               [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEY CORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                     34-6542451
------------------------------------------      --------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or organization)                   Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                      44114-1306
------------------------------------------      --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each           219,682,883 Shares
-----------------------------------------    ----------------------------------
            (Title of class)                 (Outstanding at October 31, 1997)

                    The number of pages of this report is 45.

                                     KEYCORP

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                                               Page Number
          --------------------                                                               -----------

          Consolidated Balance Sheets --
             September 30, 1997, December 31, 1996, and September 30, 1996                        3

          Consolidated Statements of Income --
             Three months and nine months ended September 30, 1997 and 1996                       4

          Consolidated Statements of Changes in Shareholders' Equity --
             Nine months ended September 30, 1997 and 1996                                        5

          Consolidated Statements of Cash Flow --
             Nine months ended September 30, 1997 and 1996                                        6

          Notes to Consolidated Financial Statements                                              7

          Independent Accountants' Review Report                                                  19

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                                            20
             -------------------------


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       43
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                                        43
          --------------------------------

          Signature                                                                               43

PART I.  FINANCIAL INFORMATION
                                                        KEYCORP AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                                SEPTEMBER 30,      December 31,    September 30,
dollars in millions                                                                      1997              1996             1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)                          (Unaudited)
ASSETS
Cash and due from banks                                                              $  2,940          $  3,444         $  3,110
Short-term investments                                                                  1,217               696              501
Securities available for sale                                                           7,563             7,728            7,113
Investment securities (fair value: $1,378, $1,637 and $1,689)                           1,344             1,601            1,653
Loans                                                                                  53,676            49,235           48,373
       Less: Allowance for loan losses                                                    900               870              870
---------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                       52,776            48,365           47,503
Premises and equipment                                                                    993             1,084            1,052
Goodwill                                                                                1,095               824              838
Corporate owned life insurance                                                          1,583             1,515            1,301
Other assets                                                                            2,566             2,364            2,285
---------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                   $72,077           $67,621          $65,356
                                                                                      =======           =======          =======

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                              $  8,965          $  9,524         $  9,032
    Interest-bearing                                                                   32,733            34,455           34,608
Deposits in foreign offices -- interest-bearing                                         2,172             1,338              883
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                  43,870            45,317           44,523
Federal funds purchased and securities sold under repurchase agreements                 6,662             6,925            5,592
Bank notes and other short-term borrowings                                              6,053             3,969            3,861
Other liabilities                                                                       2,099             1,816            1,740
Long-term debt                                                                          7,567             4,213            4,664
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                               66,251            62,240           60,380

Corporation-obligated mandatorily redeemable preferred
    capital securities of subsidiary trusts holding solely debentures of the
    Corporation (See Note 8)                                                              750               500               --

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                   --                --               --
10% Cumulative Preferred Stock Class A, $125 stated value;
    authorized 1,400,000 shares, none issued                                               --                --               --
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 245,944,390 shares                                                             246               246              246
Capital surplus                                                                         1,531             1,484            1,488
Retained earnings                                                                       4,455             4,060            3,994
Loans to ESOP trustee                                                                     (42)              (49)             (49)
Net unrealized gains (losses) on securities available for sale, net of income taxes         8                (6)             (37)
Treasury stock, at cost (26,278,189, 22,490,353 and 18,882,718 shares)                 (1,122)             (854)            (666)
---------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                       5,076             4,881            4,976
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities, capital securities and shareholders' equity                 $72,077           $67,621          $65,356
                                                                                      =======           =======          =======
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                  Consolidated Statements of Income (Unaudited)


                                                              Three months ended September 30,      Nine months ended September 30,
                                                              --------------------------------      -------------------------------
dollars in millions, except per share amounts                      1997                1996             1997                1996
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                            $1,191              $1,089           $3,417              $3,248
Taxable investment securities                                         3                   4                9                  11
Tax-exempt investment securities                                     15                  20               51                  58
Securities available for sale                                       127                 119              397                 372
Short-term investments                                               11                   6               23                  19
---------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                          1,347               1,238            3,897               3,708

INTEREST EXPENSE
Deposits                                                            370                 360            1,101               1,111
Federal funds purchased and securities
   sold under repurchase agreements                                  91                  72              263                 218
Bank notes and other short-term borrowings                           73                  55              194                 144
Long-term debt                                                      109                  68              250                 201
---------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                           643                 555            1,808               1,674
---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 704                 683            2,089               2,034
Provision for loan losses                                           102                  49              244                 140
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 602                 634            1,845               1,894

NONINTEREST INCOME
Service charges on deposit accounts                                  77                  74              222                 218
Trust and asset management income                                    66                  61              194                 180
Credit card fees                                                     25                  24               73                  68
Insurance and brokerage income                                       22                  18               64                  52
Corporate owned life insurance income                                20                  15               60                  42
Loan securitization income                                           15                  18               19                  45
Net securities gains                                                 --                  --               --                   1
Other income                                                        168                  79              308                 196
---------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                         393                 289              940                 802

NONINTEREST EXPENSE
Personnel                                                           299                 300              872                 889
Net occupancy                                                        54                  55              164                 163
Equipment                                                            44                  41              131                 119
Amortization of intangibles                                          23                  21               65                  65
Professional fees                                                    10                  18               34                  47
Marketing                                                            22                  30               65                  68
Other expense                                                       196                 150              474                 413
---------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                        648                 615            1,805               1,764

INCOME BEFORE INCOME TAXES                                          347                 308              980                 932
Income taxes                                                        111                 101              309                 300
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $   236             $   207          $   671             $   632
                                                                =======             =======          =======             =======

Net income applicable to Common Shares                             $236                $207             $671                $624
Per Common Share:
   Net income                                                     $1.08                $.90            $3.06               $2.70
   Net income - fully diluted                                      1.06                 .88             2.99                2.65
Weighted average Common Shares outstanding (000)                218,107             229,668          219,570             231,363

---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                                                        Net
                                                                                                                 Unrealized
                                                                                               Loans to      Gains (Losses) Treasury
                                                     Preferred   Common    Capital    Retained     ESOP       on Securities    Stock
dollars in millions, except per share amounts            Stock   Shares    Surplus    Earnings  Trustee  Available for Sale  at Cost
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                              $160     $246     $1,500      $3,633      $(51)        $  48        $(383)
Net income                                                                                 632
Cash dividends:
     Common Shares ($1.14 per share)                                                      (263)
     Cumulative Preferred Stock ($6.25 per share)                                           (8)
Redemption of 10% Cumulative Preferred Stock              (160)
Issuance of Common Shares:
     Acquisition  - 270,263 shares                                               2                                                9
     Employee benefit and dividend reinvestment
     plans - 3,193,154 net shares                                              (14)                                             104
Repurchase of Common Shares - 10,104,566 shares                                                                                (396)
Net unrealized losses on securities available for sale,
     net of income taxes of $(38)                                                                                  (85)
Loan payment from ESOP Trustee                                                                         2
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                             --       $246     $1,488      $3,994      $(49)        $ (37)       $(666)

------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                                --     $246     $1,484      $4,060      $(49)       $   (6)    $   (854)
Adjustment related to change in accounting for
     transfers of financial assets, net of deferred
     tax benefit of $(25)                                                                                          (43)
Net income                                                                                 671
Cash dividends on Common Shares ($1.26 per share)                                         (275)
Issuance of Common Shares:
     Acquisition - 3,336,118 shares                                             56                                              143
     Employee benefit and dividend reinvestment
     plans - 1,856,064 net shares                                               (9)                                              82
Repurchase of Common Shares - 8,980,018 shares                                                                                 (493)
Net unrealized gains on securities available for sale,
     net of income taxes of $32                                                                                     57
Loan payment from ESOP trustee                                                                         7
Foreign currency translation adjustments                                                    (1)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                              --      $246     $1,531      $4,455      $(42)       $    8      $(1,122)
                                                           ==      ====     ======      ======      ====        ======      =======

------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
                Consolidated Statements of Cash Flow (Unaudited)


                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
in millions                                                                             1997          1996
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $   671       $   632
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                244           140
  Depreciation expense                                                                     115           105
  Amortization of intangibles                                                               65            65
  Net gains from sales of subsidiaries/branches                                            (89)           (8)
  Net securities gains                                                                      --            (1)
  Deferred income taxes                                                                     40            83
  Net decrease in mortgage loans held for sale                                             132           558
  Net increase in trading account assets                                                  (530)          (68)
  Decrease in accrued restructuring charge                                                  62            --
  Other operating activities, net                                                         (617)         (193)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   93         1,313
INVESTING ACTIVITIES
Net increase in loans, excluding sales, acquisitions and divestitures                   (5,281)       (2,326)
Loans sold                                                                               1,219           876
Purchases of investment securities                                                        (387)         (627)
Proceeds from sales of investment securities                                                10             9
Proceeds from prepayments and maturities of investment securities                          597           620
Purchases of securities available for sale                                              (1,535)       (1,608)
Proceeds from sales of securities available for sale                                       180            56
Proceeds from prepayments and maturities of securities available for sale                1,620         2,372
Net increase in other short-term investments                                              (162)         (125)
Purchases of premises and equipment                                                       (169)         (184)
Proceeds from sales of premises and equipment                                              125            37
Proceeds from sales of other real estate owned                                              25            22
Purchases of corporate owned life insurance                                                 --          (145)
Net proceeds from sales of subsidiaries/branches                                          (241)          140
Cash used in acquisitions, net of cash acquired                                             (1)          (12)
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (4,000)         (895)
FINANCING ACTIVITIES
Net decrease in deposits                                                                  (118)       (1,766)
Net increase in short-term borrowings                                                    1,800         1,028
Net proceeds from issuance of long-term debt                                             3,231         1,593
Payments on long-term debt                                                              (1,072)         (872)
Proceeds from the issuance of capital securities                                           250            --
Loan payment received from ESOP trustee                                                      7             2
Purchases of treasury shares                                                              (493)         (396)
Redemption of 10% Cumulative Preferred Stock                                                --          (160)
Proceeds from issuance of common stock pursuant to employee
  benefit and dividend reinvestment plans                                                   73            90
Cash dividends                                                                            (275)         (271)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      3,403          (752)
------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                   (504)         (334)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                           3,444         3,444
------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                               $ 2,940       $ 3,110
                                                                                       =======       =======
------------------------------------------------------------------------------------------------------------------


Additional disclosures relative to cash flow:
  Interest paid                                                                        $ 1,754       $ 1,622
  Income taxes paid                                                                        183           120
  Net amount received on portfolio swaps                                                    49            58
Noncash items:
  Transfer of loans to other real estate owned                                         $    19       $    20
  Transfer of other assets to securities available for sale                                280            --
------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries ("Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1996 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. In the third quarter of 1997, a $50 million charge was recorded in connection with actions taken to sell certain properties or to alter certain leasing arrangements in response to Key's nationwide banking and related centralization efforts. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or common stock equivalents. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the corresponding amounts of the diluted earnings per share computation. SFAS No. 128 is effective for both interim and annual financial statements issued for periods ending after December 15, 1997, with earlier adoption prohibited. Key will adopt SFAS No. 128 in its December 31, 1997, financial statements, with no effect on prior period data.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The purpose of the statement is to provide a basis for reporting a measure of all changes in equity of an enterprise that will result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 is effective for both interim and annual financial statements issued for periods beginning after December 15, 1997, and also applies to financial statements presented for prior periods. SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. Comparative information presented for earlier periods must be restated. Key will adopt SFAS No. 130 in its March 31, 1998, financial statements and expects to include the disclosures required by SFAS No. 131 in its December 31, 1998, financial statements.

                    2. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGERS AND ACQUISITIONS

Mergers and acquisitions completed by Key during 1996 and the first nine months of 1997 (all of which were accounted for as purchase business combinations) are summarized below:


dollars in millions                                                                                      COMMON
                                                 LOCATION                DATE          ASSETS     SHARES ISSUED
---------------------------------------------------------------------------------------------------------------------

Champion Mortgage Co., Inc. 1                  New Jersey         August 1997            $317         3,336,118

Leasetec Corporation 1                           Colorado           July 1997           1,080        See note 2

Carleton, McCreary, Holmes & Co. 3                   Ohio         August 1996               1        See note 2

Knight Insurance Agency, Inc. 4             Massachusetts           June 1996               8                --

---------------------------------------------------------------------------------------------------------------------


1  See the following text for more information regarding this transaction.

2 In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been publicly disclosed.

3 Carleton McCreary, Holmes & Company ("Carleton") is an investment banking firm specializing in mergers and acquisitions and other financial advisory services for mid-sized and large corporations.

4 Knight Insurance Agency, Inc. ("Knight") is an education financing company doing business under the name "Knight College Resource Group."


CHAMPION MORTGAGE CO., INC.
On August 29, 1997, Key acquired Champion Mortgage Co., Inc. ("Champion"), a home equity finance company headquartered in Parsippany, New Jersey. Under the terms of the merger agreement, 3,336,118 Common Shares, with a value of approximately $200 million, were exchanged for all of the outstanding shares of Champion common stock in a transaction structured as a tax-free exchange and accounted for as a purchase. The merger agreement also provides an opportunity for Champion's shareholders to receive additional consideration in the form of Key Common Shares valued at up to $100 million in the event that certain performance targets related to significant increases in profitability and origination volumes established at the date of closing are achieved over the next three years. In connection with the transaction, Key recorded goodwill of approximately $195 million, which is being amortized using the straight-line method over a period of 25 years. At closing, Champion became a wholly owned subsidiary of Key Bank USA, National Association ("KeyBank USA"), a wholly owned subsidiary of the parent company.

LEASETEC CORPORATION
On July 1, 1997, Key acquired an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), a privately held equipment leasing company headquartered in Boulder, Colorado with operations in the United States and overseas. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of approximately $126 million, which is being amortized using the straight-line method over a period of 25 years.

COMPLETED DIVESTITURES

KEYBANK NATIONAL ASSOCIATION (WYOMING)
On July 14, 1997, Key sold KeyBank National Association (Wyoming) ("KeyBank Wyoming"), its 28 branch Wyoming bank subsidiary. KeyBank Wyoming had assets of approximately $1.1 billion at the time of the transaction. A $53 million ($35 million after tax) gain was realized on the KeyBank Wyoming sale and included in other income on the income statement.

SOCIETY FIRST FEDERAL SAVINGS BANK
On June 1, 1996, Key sold Society First Federal Savings Bank ("SFF"), its Florida savings association subsidiary. SFF had assets of approximately $1.2 billion at the time of the transaction. Key continues to provide private banking services in Florida through KeyBank National Association. An $8 million ($5 million after tax) gain was realized on the SFF sale and included in other income on the income statement.

TRANSACTIONS PENDING AS OF SEPTEMBER 30, 1997

BRANCH DIVESTITURES
On November 26, 1996, Key announced its intention to divest approximately 140 branch offices (including the 28 branches associated with the sale of KeyBank Wyoming). During the first nine months of 1997, including the KeyBank Wyoming transaction, 49 such branches with deposits of approximately $1.3 billion were sold resulting in aggregate gains of $89 million ($58 million after tax) which were recorded in other income on the income statement. As of October 31, 1997, contracts had been entered into to sell a total of 68 other branch offices with deposits of approximately $1.1 billion. The sales of these remaining branches are expected to close in the fourth quarter of 1997 and the first half of 1998.

                        3. SECURITIES AVAILABLE FOR SALE

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale were as follows:



                                                                           SEPTEMBER 30, 1997
                                                  ---------------------------------------------------------------------
                                                                              GROSS           GROSS
                                                         AMORTIZED       UNREALIZED      UNREALIZED               FAIR
in millions                                                   COST            GAINS          LOSSES              VALUE
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                   $   572             $  2              --            $   574
States and political subdivisions                               50               --              --                 50
Collateralized mortgage obligations                          3,376               14            $  8              3,382
Other mortgage-backed securities                             3,130               52              17              3,165
Other securities                                               423                2              33                392
-----------------------------------------------------------------------------------------------------------------------
    Total                                                   $7,551              $70             $58             $7,563
                                                            =======             ====            ====            ======

-----------------------------------------------------------------------------------------------------------------------

                                                                           December 31, 1996
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
in millions                                                   Cost            Gains          Losses              Value
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                   $   857             $  3            $  1            $   859
States and political subdivisions                               36               --              --                 36
Collateralized mortgage obligations                          3,169                3              23              3,149
Other mortgage-backed securities                             3,570               44              35              3,579
Other securities                                               104                1              --                105
-----------------------------------------------------------------------------------------------------------------------
    Total                                                   $7,736              $51             $59             $7,728
                                                            =======             ====            ====            ======

-----------------------------------------------------------------------------------------------------------------------

                                                                           September 30, 1996
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                         Amortized       Unrealized      Unrealized               Fair
in millions                                                   Cost            Gains          Losses              Value
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury, agencies and corporations                 $   1,135             $  3            $  7          $   1,131
States and political subdivisions                               29               --              --                 29
Collateralized mortgage obligations                          2,488                1              31              2,458
Other mortgage-backed securities                             3,416               34              63              3,387
Other securities                                               107                1              --                108
-----------------------------------------------------------------------------------------------------------------------
    Total                                                   $7,175              $39            $101             $7,113
                                                            =======             ====           =====            ======

-----------------------------------------------------------------------------------------------------------------------

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($567 million and $101 million as of September 30, 1997 and 1996, respectively) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with net unrealized gains and losses, net of deferred taxes, reported as a component of shareholders' equity.

At September 30, 1997, shareholders' equity was increased by $8 million, representing the net unrealized gain on securities available for sale, net of deferred tax expense.

                            4. INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and approximate fair values of investment securities were as follows:

                                                                           SEPTEMBER 30, 1997
                                                  ---------------------------------------------------------------------
                                                                              GROSS           GROSS
                                                        AMORTIZED        UNREALIZED      UNREALIZED               FAIR
in millions                                                  COST             GAINS          LOSSES              VALUE
-----------------------------------------------------------------------------------------------------------------------
States and political subdivisions                          $1,105               $34              --             $1,139
Other securities                                              239                --              --                239
-----------------------------------------------------------------------------------------------------------------------
    Total                                                  $1,344               $34              --             $1,378
                                                           =======              ====           ====             ======

-----------------------------------------------------------------------------------------------------------------------

                                                                            December 31, 1996
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                        Amortized        Unrealized      Unrealized               Fair
in millions                                                  Cost             Gains          Losses              Value
-----------------------------------------------------------------------------------------------------------------------
States and political subdivisions                          $1,401               $37              $1             $1,437
Other securities                                              200                --              --                200
-----------------------------------------------------------------------------------------------------------------------
    Total                                                  $1,601               $37              $1             $1,637
                                                           =======              ====             ===            ======

-----------------------------------------------------------------------------------------------------------------------

                                                                           September 30, 1996
                                                  ---------------------------------------------------------------------
                                                                              Gross           Gross
                                                        Amortized        Unrealized      Unrealized               Fair
in millions                                                  Cost             Gains          Losses              Value
-----------------------------------------------------------------------------------------------------------------------
States and political subdivisions                          $1,434               $37              $1             $1,470
Other securities                                              219                --              --                219
-----------------------------------------------------------------------------------------------------------------------
    Total                                                  $1,653               $37              $1             $1,689
                                                           =======              ====             ===            ======

-----------------------------------------------------------------------------------------------------------------------

                                    5. LOANS

Loans are summarized as follows:

                                                    SEPTEMBER 30,        December 31,       September 30,
in millions                                                  1997                1996                1996
----------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                    $13,797             $12,309             $12,115
Real estate-- commercial mortgage                           7,109               7,151               7,033
Real estate-- construction                                  2,055               1,666               1,719
Commercial lease financing                                  3,645               2,671               2,498
----------------------------------------------------------------------------------------------------------
     Total commercial loans                                26,606              23,797              23,365
Real estate-- residential mortgage                          6,154               6,229               6,921
Home equity                                                 5,416               4,793               4,113
Credit card                                                 1,476               1,799               1,669
Consumer-- direct                                           2,238               2,245               1,993
Consumer-- indirect                                         8,821               8,062               7,947
----------------------------------------------------------------------------------------------------------
     Total consumer loans                                  24,105              23,128              22,643
Loans held for sale                                         2,965               2,310               2,365
----------------------------------------------------------------------------------------------------------
     Total                                                $53,676             $49,235             $48,373
                                                          =======             =======             =======

----------------------------------------------------------------------------------------------------------

Changes in the allowance for loan losses are summarized as follows:


                                                        Three months ended September 30,       Nine months ended September 30,
                                                        --------------------------------       -------------------------------
in millions                                                  1997                1996                1997                 1996
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                               $880                $870               $ 870                $ 876
Charge-offs                                                  (105)                (72)               (282)                (216)
Recoveries                                                     20                  23                  65                   78
-------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                          (85)                (49)               (217)                (138)
Provision for loan losses                                     102                  49                 244                  140
Allowance acquired (sold), net                                  3                  --                   3                   (8)
-------------------------------------------------------------------------------------------------------------------------------
     Balance at end of period                                $900                $870               $ 900                $ 870
                                                             =====               =====              ======               =====

-------------------------------------------------------------------------------------------------------------------------------

                6. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At September 30, 1997, the recorded investment in impaired loans was $184 million. Included in this amount is $84 million of impaired loans for which the specifically allocated allowance for loan losses is $21 million, and $100 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of 1996, the recorded investment in impaired loans was $209 million, of which $81 million had a specifically allocated allowance of $26 million and $128 million were carried at their estimated fair value. The average recorded investment in impaired loans for the third quarter of 1997 and 1996 was $186 million and $175 million, respectively.

Nonperforming assets were as follows:

                                             SEPTEMBER 30,       December 31,       September 30,
in millions                                           1997               1996                1996
--------------------------------------------------------------------------------------------------
Impaired loans                                        $184               $209                $185
Other nonaccrual loans                                 180                139                 158
Restructured loans                                      --                  1                   1
--------------------------------------------------------------------------------------------------
    Total nonperforming loans                          364                349                 344
Other real estate owned (OREO)                          67                 56                  59
Allowance for OREO losses                              (22)                (8)                (10)
--------------------------------------------------------------------------------------------------
    OREO, net of allowance                              45                 48                  49
Other nonperforming assets                               2                  3                   3
--------------------------------------------------------------------------------------------------
    Total nonperforming assets                        $411               $400                $396
                                                      =====              =====               ====

--------------------------------------------------------------------------------------------------



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

                                7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                                  SEPTEMBER 30,       December 31,     September 30,
dollars in millions                                                        1997               1996              1996
---------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005 1                             $   493            $   584           $   924
Subordinated medium-term notes due through 2005 2                           183                183               183
7.50%   Subordinated notes due 2006                                         250                250               250
6.75%   Subordinated notes due 2006                                         200                200               200
8.125%  Subordinated notes due 2002                                         199                199               199
8.00%   Subordinated notes due 2004                                         125                125               125
8.40%   Subordinated capital notes due 1999                                  75                 75                75
8.404%  Notes due 1997 through 2001                                          42                 49                49
All other long-term debt                                                     15                 16                18
---------------------------------------------------------------------------------------------------------------------
    Total parent company                                                  1,582              1,681             2,023

Senior medium-term bank notes due through 2000 3                          3,202              1,165             1,275
Senior euro medium-term bank notes due through 2002 4                       780                 --                --
7.25%    Subordinated notes due 2005                                        200                200               200
7.85%    Subordinated notes due 2002                                        200                200               200
6.75%    Subordinated notes due 2003                                        200                200               199
7.50%    Subordinated notes due 2008                                        165                165               165
7.125%   Subordinated notes due 2006                                        250                250               250
7.55%    Subordinated notes due 2006                                         75                 75                75
7.375%   Subordinated notes due 2008                                         70                 70                70
Lease financing debt 5                                                      605                 --                --
Federal Home Loan Bank Advances                                             164                193               193
All other long-term debt                                                     74                 14                14
---------------------------------------------------------------------------------------------------------------------
    Total subsidiaries                                                    5,985              2,532             2,641
---------------------------------------------------------------------------------------------------------------------
        Total                                                            $7,567             $4,213            $4,664
                                                                         =======            =======           ======

---------------------------------------------------------------------------------------------------------------------


1 The weighted average rate on the senior medium-term notes due through 2005 was 6.56%, 6.57% and 6.50% at September 30, 1997, December 31, 1996 and
   September 30, 1996, respectively.

2 The weighted average rate on the subordinated medium-term notes due through 2005 was 6.85%, 6.80% and 6.81% at September 30, 1997, December 31, 1996 and
   September 30, 1996, respectively.

3 The weighted average rate on the senior medium-term notes due through 2000 was 5.75%, 6.17% and 6.68% at September 30, 1997, December 31, 1996 and
   September 30, 1996, respectively.

4 The weighted average rate on the euro medium-term notes due through 2002 was 5.83% at September 30, 1997.

5 Represents primarily nonrecourse debt collateralized by lease equipment under operating, direct financing and sales type leases.

                              8. CAPITAL SECURITIES

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

The capital securities, common securities and related debentures are summarized as follows:

                                                                                            Interest Rate             Maturity
                                                                       Principal               of Capital           of Capital
                                 Capital            Common             Amount of           Securities and       Securities and
dollars in millions          Securities 1       Securities          Debentures 2               Debentures           Debentures
-------------------------------------------------------------------------------------------------------------------------------
September 30, 1997
     Capital A                      $350               $11                  $361                  7.826%                 2026
     Capital B                       150                 4                   154                  8.250                  2026
     Capital C                       250                 8                   258                  6.625                  2029
------------------------------------------------------------------------------------------------------------------------------
         Total                      $750               $23                  $773                  7.510%3                  --
                                    ====               ===                  =====

------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                   $500               $15                  $515                  7.953%3                  --
                                    ====               ===                  =====

------------------------------------------------------------------------------------------------------------------------------


1 The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures or upon earlier redemption as provided in the indenture. Each issue of capital securities carries an interest rate identical to that of the respective debenture. The interest rate related to the capital securities issued by Capital C may be adjusted upon the remarketing of the capital securites on the coupon adjustment date (June 1, 1999). The capital securities issued by Capital A and Capital B qualify as Tier I capital under Federal Reserve Board Guidelines.

2 The parent company has the right to redeem the debentures purchased by Capital A, Capital B and Capital C: (i) in whole or in part, on or after December 1, 2006, December 15, 2006 and June 1, 2009, respectively, (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular); and (iii) for Capital C, in whole or in part on the coupon adjustment date. If the debentures are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest.

3  Weighted average rate.


                             9. RESTRUCTURING CHARGE

During the fourth quarter of 1996, the parent company recorded a $100 million ($66 million after tax, $.29 per Common Share) restructuring charge in connection with strategic actions to be taken over the next year to complete its transformation to a nationwide, bank-based financial services company. The primary actions taken or to be taken include: (i) the formation of a nationwide bank from Key's network of banks in 13 states and four regions of the United States (KeyBank USA and KeyBank National Association (New Hampshire) ("KeyBank New Hampshire") did not take part in this consolidation), (ii) the consolidation of nearly 140 of Key's branch offices, known as KeyCenters, into other KeyCenters, and (iii) the reduction of approximately 2,700 positions, or 10% of Key's employment base, distributed throughout the organization at substantially all levels of responsibility.

Included in the restructuring charge were accruals for expenses, primarily consisting of severance payments ($54 million), consolidation costs related to banking offices identified for closure ($18 million) and costs related to the write-off of certain obsolete software previously developed for internal use ($28 million).

As of September 30, 1997, Key had completed the consolidation of 119 of the 140 KeyCenters identified for merger into other KeyCenters and reduced its employment base by the approximate 10% projected at the announcement date. Remaining reserves at September 30, 1997, totaled $38 million. Changes in the restructuring reserve are summarized as follows:

                                                                      Consolidation          Obsolete
in millions                                       Severance                   Costs          Software             Total
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                             $ 54                     $18              $ 28              $100
Cash payments                                           (25)                     (2)                -               (27)
Noncash charges                                          --                      (7)              (28)              (35)
------------------------------------------------------------------------------------------------------------------------
     Balance at September 30, 1997                     $ 29                      $9               --              $  38
                                                       =====                     ===              ===             =====

------------------------------------------------------------------------------------------------------------------------



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

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein Key's maximum possible accounting loss equals the contractual amount of the instruments:

                                                            SEPTEMBER 30,        December 31,      September 30,
in millions                                                          1997                1996               1996
-----------------------------------------------------------------------------------------------------------------
Loan commitments:
    Credit card lines                                            $  7,928            $  8,078           $  7,253
    Home equity                                                     3,924               3,239              3,081
    Commercial real estate and construction                         1,104               1,593              1,527
    Commercial and other                                           13,180              10,327             10,233
-----------------------------------------------------------------------------------------------------------------
       Total loan commitments                                      26,136              23,237             22,094

Other commitments:
    Standby letters of credit                                       1,467               1,385              1,285
    Commercial letters of credit                                      120                 202                206
    Loans sold with recourse                                          271                  30                 30
-----------------------------------------------------------------------------------------------------------------
       Total loan and other commitments                           $27,994             $24,854            $23,615
                                                                  ========            ========           =======

-----------------------------------------------------------------------------------------------------------------



FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES Key manages its exposure to market risk, in part, by using off-balance sheet instruments. Instruments used for this purpose modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. The instruments must be both effective at reducing the risk associated with the exposure being managed, and designated as a risk management transaction at the inception of the derivative contract. In addition, to be considered effective, a high degree of interest rate correlation must exist between the derivative and the specified assets or liabilities being managed at inception and over the life of the derivative contract. Primary among the financial instruments used by both the parent company and its subsidiary banks to manage exposure to market risk are interest rate swap contracts. Interest rate swaps used for this purpose are designated as portfolio swaps. The notional amount of the interest rate swap contracts represents only an agreed-upon amount on which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. Credit risk on these instruments is the possibility that the counterparty will not meet the terms of the swap contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Key deals exclusively with counterparties with high credit ratings, enters into bilateral collateral arrangements and generally arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on the total credit exposure Key may have with each counterparty and the amount of collateral required, if any, are determined. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of September 30, 1997, all counterparties were expected to meet their obligations. At September 30, 1997, Key had 18 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Key had aggregate credit exposure of $54 million to twelve of these counterparties, with the largest credit exposure to an individual counterparty amounting to $14 million.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At September 30, 1997, Key was party to $1.3 billion and $2.5 billion of indexed amortizing swaps that used a London Interbank Offered Rate ("LIBOR") index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

The following table summarizes the notional amount, fair value, maturity and weighted average rate received and paid for the various types of portfolio interest rate swaps used by Key:

                                                         SEPTEMBER 30, 1997                               December 31, 1996
                                 -------------------------------------------------------------------   ------------------------
                                                                                WEIGHTED AVERAGE RATE
                                   NOTIONAL        FAIR         MATURITY    ----------------------------   Notional        Fair
dollars in millions                 AMOUNT         VALUE         (YEARS)         RECEIVE           PAY       Amount       Value
---------------------------------------------------------------------------------------------------------------------------------
Receive fixed/pay variable--
     indexed amortizing 1         $  4,065          $  9            1.6           6.80%           5.73%    $  5,078        $(8)
Receive fixed/pay variable--
     conventional                    3,750            43            6.1           6.69            5.79        3,505         21
Pay fixed/receive variable--
     conventional                    3,260            (6)           1.1           5.73            6.12        3,312         (5)
Basis swaps                            200            --             .4           5.76            5.74          400         --
-------------------------------------------------------------------------------------------------------------------------------
         Total portfolio swaps     $11,275           $46            2.9           6.44%            5.86%    $12,295        $ 8
                                   ========          ====                                                   ========       ====

-------------------------------------------------------------------------------------------------------------------------------


1  MATURITY IS BASED UPON EXPECTED AVERAGE LIVES RATHER THAN CONTRACTUAL TERMS.



Based on the weighted average rates in effect at September 30, 1997, the spread on portfolio interest rate swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 58 basis points). The aggregate positive fair value of $46 million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized gain that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred and amortized, generally using the straight-line method over the projected remaining life of the related swap contract at its termination and recorded as an adjustment of the yield on the respective on-balance sheet instrument that was being managed. During the first nine months of 1997, swaps with a notional amount of $220 million were terminated, resulting in no deferred gain or loss. During the same period last year, swaps with a notional amount of $800 million were terminated, resulting in a deferred gain of $.3 million.

A summary of Key's deferred swap gains and (losses) is as follows:


dollars in millions
--------------------------------------------------------------------------------
                                                                Weighted Average
                                               Deferred                Remaining
Asset/Liability Managed                  Gains/(Losses)     Amortization (Years)
--------------------------------------------------------------------------------
Loans                                            $ (1)                    1.1
Debt                                               15                     5.6
--------------------------------------------------------------------------------
    Total                                         $14
                                                  ===

--------------------------------------------------------------------------------


Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates on specified long-term debt and other short-term borrowings. Interest rate caps and floors involve the payment of a premium by the buyer to the seller for the right to receive an interest differential equal to the difference between the current interest rate and an agreed-upon interest rate ("strike rate") applied to a notional amount. Key generally purchases or enters into net purchases (a combination of buying and selling) of caps and floors for asset and liability management purposes. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specified prices. Key had caps and floors with a notional amount and fair value of $4.3 billion (of which $1.6 billion are forward-starting) and $17 million, respectively, at September 30, 1997. There were no futures contracts outstanding at the same date. For the third quarter of 1997, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors increased net interest income by $12 million. For the same period last year, these instruments contributed $19 million to net interest income.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
Key's affiliate banks also use interest rate swap, cap and floor, and future contracts for dealer activities (which are generally limited to the banks' commercial loan customers) and enter into other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The customer swaps, caps and floors, and futures, as well as the third party positions, are recorded at their estimated fair values, and adjustments to fair value are included in other income on the income statement. Key had futures contracts with a notional amount and negative fair value of $9.9 billion and $(5) million, respectively, at September 30, 1997.

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

At September 30, 1997, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $82 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. The affiliate banks contract with counterparties of good credit standing and enter into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $23 million and $12 million, respectively, for the first nine months of 1997 and $13 million and $10 million, respectively, for the first nine months of 1996.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at September 30, 1997, and on average for the nine-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $8.3 billion notional amount of customer swaps presented in the table includes $4.7 billion of interest rate swaps that receive a fixed rate and pay a variable rate and $3.6 billion of interest rate swaps that pay a fixed rate and receive a variable rate. As of September 30, 1997, these swaps had an expected average life of 5.4 years, carried a weighted average rate received of 6.44% and had a weighted average rate paid of 6.25%.

                                                September 30, 1997           Nine months ended September 30, 1997
                                             -----------------------       -----------------------------------------
                                              Notional          Fair                   Average             Average
in millions                                     Amount         Value           Notional Amount          Fair Value
-------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
    Customer swaps:
       Assets                                   $6,178          $ 76                    $4,827                $ 52
       Liabilities                               2,134           (33)                    2,046                 (24)
    Caps and floors purchased                    2,687             4                     2,574                   2
    Caps and floors written                      2,771            (4)                    2,647                  (3)

Foreign exchange forward contracts:
    Assets                                         619            18                       539                  20
    Liabilities                                    572           (16)                      494                 (19)

-------------------------------------------------------------------------------------------------------------------

1  Excludes the effect of foreign spot contracts.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP



We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 1997 and 1996, and the related consolidated statements of income for the three and nine-month periods then ended, and the consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
October 14, 1997