Form 10-Q/A
period 1997-09-30
KEYCORP /NEW/
filed 1997-11-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                 FORM 10-Q/A

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


This First Amendment to the Quarterly Report on Form 10-Q for the period ended September 30, 1997, is filed for the sole purpose of correcting an error in the electronic submission of the Registrant's Form 10-Q filed with the Commission on November 14, 1997, in which certain information was inadvertently omitted. All Items included that Form 10-Q are included in this First Amendment and are deemed to be amended.

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


                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
October 14, 1997

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto, presented on pages 3 through 18.

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's record earnings results for the third quarter of 1997 reflected growth in fee revenue businesses, strong loan growth and the impact of strategic actions taken to complete Key's transformation to a nationwide bank-based financial services company and to implement expense control initiatives. These planned actions, which were announced in November 1996, include the consolidation of Key's bank subsidiaries (other than KeyBank USA) into one nationwide banking institution (completed June 30, 1997, for all banks with the exception of KeyBank New Hampshire), the consolidation of nearly 140 branch offices (known as KeyCenters), and a reduction of approximately 10% of Key's employment base. At the same time, Key also announced its plans to divest another 140 KeyCenters. The above actions have been or will be taken with several objectives, including that of improving the efficiency ratio (exclusive of acquisitions) to the targeted level of 55% by the end of 1997, with further improvement thereafter. As of September 30, 1997, Key had merged 119 of the 140 KeyCenters to be consolidated and sold or reached agreements to sell 104 of the additional 140 KeyCenters targeted for sale. The sale of KeyBank Wyoming, Key's 28 branch Wyoming bank subsidiary, and the sales of 13 other KeyCenters closed during the third quarter. In addition, operations have been streamlined through a workforce reduction of 2,645 full-time equivalent employees, representing substantially all of the 10% reduction projected at the announcement date. As a result of these factors and revenue growth, during the third quarter Key's efficiency ratio improved 91 basis points to 56.75%, almost 400 basis points better than the 60.71% for the third quarter of 1996. In connection with its efforts to form one nationwide banking institution and related centralization efforts, Key also undertook a comprehensive review of its real estate operations and occupancy cost structure. As a result, during the third quarter Key recorded a $50 million ($33 million after tax) charge in connection with efforts to exit excess real estate. The elimination of this excess capacity is expected to generate annual cost savings of approximately $15 million.

During the first nine months of 1997, Key also continued its efforts to reallocate resources (including those made available or generated by its above-mentioned divestitures of KeyCenters in areas of low-growth potential) to businesses with higher earnings potential. Specifically, during the first quarter Key launched a new subsidiary, Key Corporate Capital Inc., to expand corporate and specialty finance businesses on a nationwide basis. As part of Key's Corporate Banking line of business, this new unit targets certain client segments and geographic markets, including: media and telecommunications, healthcare, structured finance and lease financing. In addition, Key entered into an alliance with Standard Chartered Bank of the United Kingdom to provide expanded international banking services to Key's clients doing business in Asia. Business developed through the alliance presented no material exposure to loss from October 1997 developments in Asian economies. During the third quarter, Key entered into agreements with several preeminent insurance carriers to provide its small business clients with access to a full array of healthcare, commercial, and property and casualty insurance.

In the third quarter, Key increased the size and scope of its leasing business by completing its acquisition of Leasetec, a privately held equipment leasing company headquartered in Boulder, Colorado, which specializes in the leasing of information technology and telecommunications equipment to large corporate clients. Key also completed its acquisition of Champion, headquartered in Parsippany, New Jersey, and one of the largest home equity finance companies in the markets served by Champion.

In addition to the above actions, during the first nine months of 1997 management continued to actively manage Key's balance sheet and capital. Specific steps included the securitization and sale of home equity loans and auto loans totaling $205 million and $671 million, respectively, and the sale of $365 million of out-of-franchise credit card receivables. Management will continue to explore opportunities for sales and/or other arrangements with respect to its credit card and other portfolios throughout the remainder of 1997.

During the fourth quarter of 1996 and the second quarter of 1997, management augmented its flexibility to continue its management of Key's capital through the issuance of $500 million and $250 million, respectively, of tax-advantaged capital securities. The securities issued in 1996 receive Tier I capital treatment.

During the third quarter of 1997, there were no repurchases of Key Common Shares under the 12,000,000 Common Shares repurchase program authorized by Key's Board of Directors in November 1996. As a result, the total number of shares repurchased under that program remained at 8,263,900. Under a separate authorization, 2,477,318 Key Common Shares were repurchased during the third quarter and reissued as part of the total 3,336,118 shares issued in the Champion transaction. The other 858,800 shares issued in the Champion transaction had been repurchased in the second quarter of 1997.

The preceding items are discussed in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements referred to previously.

PERFORMANCE OVERVIEW

The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters and the year-to-date periods ended September 30, 1997 and 1996. Each of the items referred to in this performance overview and in Figure 1 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 18.

Net income for the third quarter of 1997 reached a record high of $236 million, or $1.08 per Common Share, up from $207 million, or $.90 per Common Share, in the third quarter of 1996. This represents a 20% increase in earnings per Common Share from the year-ago quarter. In the third quarter of 1996, Key incurred a one-time charge of $17 million ($11 million after tax) to provide for an assessment mandated by Congress to recapitalize the Savings Association Insurance Fund ("SAIF"). Excluding that one-time charge, earnings for the 1996 third quarter were $218 million, or $.95 per Common Share. For the first nine months of 1997, earnings were $671 million, or $3.06 per Common Share, compared with $632 million, or $2.70 per Common Share, for the same period last year. On an annualized basis, the return on average common equity for the third quarter of 1997 was 19.41%, up from 16.73% for the 1996 third quarter. The annualized returns on average total assets were 1.34% and 1.28% for the third quarters of 1997 and 1996, respectively.

Contributing to the increase in quarterly earnings were a $19 million increase in taxable-equivalent net interest income and a $104 million improvement in noninterest income (including a $65 million increase in net gains from divestitures). These positive factors were partially offset by a $53 million rise in the provision for loan losses and a $33 million increase in noninterest expense. Included in noninterest expense in the 1997 third quarter was a $50 million charge recorded in connection with efforts to exit excess real estate resulting from Key's nationwide banking and related centralization efforts and $14 million of distributions on capital securities (which more closely resemble dividend or interest payments than overhead expense). Excluding these items and the SAIF assessment recorded last year, noninterest expense was down $14 million from the comparable period a year ago. The efficiency ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, improved to 56.75% for the third quarter of 1997 compared with 57.66% and 60.71% for the second quarter of 1997 and the third quarter of 1996, respectively. This reflected continued progress made by Key in its restructuring efforts and implementation of expense control initiatives.

For the first nine months of 1997, net income totaled $671 million, or $3.06 per Common Share, up from $632 million, or $2.70 per Common Share, for the same period last year. On an annualized basis, the return on average common equity for the first nine months of 1997 was 18.78%, up from 16.76% for the comparable year-ago period. The annualized returns on average total assets were 1.32% and 1.30% for the first nine months of 1997 and 1996, respectively. Affecting comparative results were increases of $50 million in taxable-equivalent net interest income and $138 million in noninterest income (including a $70 million increase in net gains from divestitures). The positive impact of these factors was moderated by a $104 million increase in the provision for loan losses and a $41 million increase in noninterest expense. Excluding the $35 million of distributions on capital securities recorded during the first nine months of 1997, as well as the real estate and SAIF charges discussed above, noninterest expense was down $27 million from the first nine months of last year.


                        FIGURE 1 SELECTED FINANCIAL DATA

                                                             1997                        1996        Nine months ended September 30,
                                              ---------------------------------   ------------------ -------------------------------
dollars in millions, except per share amounts   Third      Second       First      Fourth      Third        1997         1996
-------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                               $  1,347    $  1,295    $  1,255    $  1,243    $  1,238    $  3,897    $  3,708
Interest expense                                   643         599         566         560         555       1,808       1,674
Net interest income                                704         696         689         683         683       2,089       2,034
Provision for loan losses                          102          75          67          57          49         244         140
Noninterest income                                 393         288         259         285         289         940         802
Noninterest expense                                648         582         575         700         615       1,805       1,764
Income before income taxes                         347         327         306         211         308         980         932
Net income                                         236         223         212         151         207         671         632
Net income applicable to Common Shares             236         223         212         151         207         671         624
-------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                    $   1.08    $   1.02    $    .96    $    .67    $    .90    $   3.06    $   2.70
Net income - fully diluted                        1.06        1.00         .94         .65         .88        2.99        2.65
Cash dividends                                     .42         .42         .42         .38         .38        1.26        1.14
Book value at period end                         23.11       22.04       21.29       21.84       21.91       23.11       21.91
Market price:
  High                                           65.44       58.44       56.38       54.25       44.38       65.44       44.38
  Low                                            55.25       47.88       48.63       43.69       36.25       47.88       33.38
  Close                                          63.63       55.88       48.75       50.50       44.00       63.63       44.00
Weighted average Common Shares (000)           218,107     218,973     221,670     225,562     229,668     219,570     231,363
-------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                         $ 53,676    $ 51,644    $ 49,724    $ 49,235    $ 48,373    $ 53,676    $ 48,373
Earning assets                                  63,800      61,508      59,825      59,260      57,640      63,800      57,640
Total assets                                    72,077      69,672      67,893      67,621      65,356      72,077      65,356
Deposits                                        43,870      44,626      44,239      45,317      44,523      43,870      44,523
Long-term debt                                   7,567       5,182       4,774       4,213       4,664       7,567       4,664
Common shareholders' equity                      5,076       4,814       4,674       4,881       4,976       5,076       4,976
Total shareholders' equity                       5,076       4,814       4,674       4,881       4,976       5,076       4,976
Full-time equivalent employees                  25,622      25,882      26,603      27,689      28,337      25,622      28,337
Full-service banking offices                     1,088       1,130       1,161       1,205       1,218       1,088       1,218
-------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                    1.34%       1.32%       1.30%        .92%       1.28%       1.32%       1.30%
Return on average common equity                  19.41       18.85       18.07       12.53       16.73       18.78       16.76
Return on average total equity                   19.41       18.85       18.07       12.53       16.73       18.78       16.62
Efficiency1                                      56.75       57.66       58.92       60.92       60.71       57.75       60.81
Overhead2                                        37.76       41.02       43.71       44.89       44.40       40.81       45.66
Net interest margin (TE)                          4.58        4.69        4.75        4.80        4.82        4.67        4.78
-------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets3                                 7.04%       6.91%       6.88%       7.22%       7.61%       7.04%       7.61%
Tangible equity to tangible assets3               5.46        5.67        5.58        5.88        6.20        5.46        6.20
Tier I risk-adjusted capital                      6.73        7.14        7.47        7.98        7.49        6.73        7.49
Total risk-adjusted capital                      11.10       11.66       12.31       13.01       12.50       11.10       12.50
Leverage                                          6.33        6.65        6.68        6.93        6.38        6.33        6.38
-------------------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by KeyCorp in the time periods presented. For further information concerning these transactions, refer to Note
2, Mergers, Acquisitions and Divestitures, beginning on page 8.

1 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains on branch sales).

2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gains on branch sales) divided by taxable-equivalent net interest income.

3 Including capital securities receiving Tier I treatment, these ratios at September 30, 1997 are 7.74% and 6.16%, respectively, at June 30, 1997, are
    7.63% and 6.39%, respectively, at March 31, 1997, are 7.62% and 6.32%, respectively and at December 31, 1996, are 7.96% and 6.63%, respectively.

TE = Taxable Equivalent

CASH BASIS FINANCIAL DATA

The selected financial data presented in Figure 2 presents certain information highlighting the performance of Key for each of the last five quarters, adjusted to exclude the amortization of goodwill and nonqualifying intangibles, and related balances resulting from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data are particularly relevant since they provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. They also may improve the comparability of financial results with prior periods by removing the effect of amortization of goodwill and other intangibles that are considered nonqualifying in regulatory capital computations. Cash basis financial data, as defined above and presented in Figure 2, have not been adjusted to exclude the impact of other noncash items such as depreciation, provision for loan losses, restructuring charges, etc. This is the only section of this report in which Key's financial results are discussed on a cash basis.

The amortization of goodwill resulting from the third quarter 1997 acquisitions of Leasetec and Champion is expected to reduce Key's recorded net income per Common Share by approximately $.06 on an annual basis.

                  FIGURE 2. CASH BASIS SELECTED FINANCIAL DATA

                                                                     1997                        1996
                                                     ----------------------------------  -----------------------
dollars in millions, except per share amounts           THIRD       SECOND      FIRST      Fourth       Third
----------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                   $    628    $    563    $    556    $    681    $    597
Income before income taxes                                 367         346         325         230         326
Net income                                                 253         239         228         167         222
Net income applicable to Common Shares                     253         239         228         167         222
----------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                            $   1.16    $   1.09    $   1.03    $    .74    $    .96
Net income - fully diluted                                1.14        1.07        1.01         .72         .94
Weighted average Common Shares (000)                   218,107     218,973     221,670     225,562     229,668
----------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                            1.45%       1.43%       1.41%       1.04%       1.39%
Return on average common equity                          26.82       25.03       24.16       17.29       22.31
Return on average total equity                           26.82       25.03       24.16       17.29       22.31
Efficiency1                                              54.81       55.74       56.93       58.98       58.88
----------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                              $    977    $    803    $    816    $    830    $    839
Nonqualifying intangibles average balance                  106         111         116         121         126
Goodwill amortization (after tax)                           14          13          13          13          12
Nonqualifying intangibles amortization (after tax)           3           3           3           3           3

----------------------------------------------------------------------------------------------------------------


The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by KeyCorp in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 8.

1 Calculated as noninterest expense (excluding certain nonrecurring charges, the amortization of goodwill and nonqualifying intangibles and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains on branch sales).

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

The information presented in Figure 3 provides a summary of the effect on net interest income of changes in yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year. Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 4. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 33.

For the third quarter of 1997, net interest income was $715 million, up $19 million, or 3% from the same period last year. Growth in average earning assets (primarily loans) of 9% more than offset a 24 basis point decrease in the net interest margin, which continued to decline in the third quarter of 1997 and was 11 basis points lower than the prior quarter. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

Average earning assets for the third quarter totaled $62.3 billion, which was $4.9 billion higher than the third quarter 1996 level and $2.0 billion, or an annualized 13%, above the second quarter of 1997. The growth from the year-ago quarter reflected a $4.7 billion, or 12%, increase in targeted loans (such as commercial, home equity, credit card and consumer installment loans), accompanied by a stable residential mortgage portfolio. This marked the fourth consecutive quarter of earning asset growth following a period of planned decreases in both residential mortgage loans and securities. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loan section beginning on page 33.

The decrease in the net interest margin as compared with the year-ago quarter was due primarily to the growth of targeted loans at interest rate spreads lower than the third quarter 1996 net interest margin. This reflected increased reliance on money market funding of incremental loan growth, in part due to the reduction in core deposits resulting from branch divestitures. The negative impact of this factor was partially offset by the issuance of $500 million and $250 million of capital securities in the fourth quarter of 1996 and second quarter of 1997, respectively. The distributions related to these tax-advantaged capital securities are classified as noninterest expense in accordance with guidelines established by the Securities and Exchange Commission.

Key uses portfolio interest rate swaps and interest rate caps and floors (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 15) in the management of its interest rate sensitivity position. The notional amount of portfolio interest rate swaps decreased to $11.3 billion at September 30, 1997, from $12.3 billion at year-end 1996. Over the same period, the notional amount of interest rate caps and floors rose to $4.3 billion at September 30 from $1.4 billion at December 31, 1996. For the third quarter of 1997, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $12 million and 8 basis points to net interest income and the net interest margin, respectively. For the same period last year, these instruments increased net interest income by $19 million and the net interest margin by 13 basis points. The manner in which interest rate swaps and caps and floors are used in Key's overall program of asset and liability management is described in the following Asset and Liability Management section.

               FIGURE 3 COMPONENTS OF NET INTEREST INCOME CHANGES

                                             From Three Months Ended September 30, 1996 From Nine Months Ended September 30, 1996
                                              To Three Months Ended September 30, 1997   To Nine Months Ended September 30, 1997
                                             ------------------------------------------ -----------------------------------------
                                                   Average      Yield/         Net         Average       Yield/         Net
in millions                                        Volume        Rate         Change       Volume         Rate         Change
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                              $ 104         $ (1)        $ 103         $ 175         $ (7)        $ 168
Taxable investment securities                         --           (1)           (1)           --           (2)           (2)
Tax-exempt investment securities                      (6)          (1)           (7)           (8)          (2)          (10)
Securities available for sale                          4            3             7            10           14            24
Short-term investments                                 5           --             5             3            1             4
------------------------------------------------------------------------------------------------------------------------------
     Total interest income (TE)                      107           --           107           180            4           184

INTEREST EXPENSE
Money market deposit accounts                         (1)         (14)          (15)           20          (51)          (31)
Savings deposits                                      (9)          13             4           (28)          41            13
NOW accounts                                          (1)          --            (1)          (17)           4           (13)
Certificates of deposit ($100,000 or more)            --            1             1             2           (7)           (5)
Other time deposits                                    1            7             8           (18)          10            (8)
Deposits in foreign offices                           12            1            13            33            1            34
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                   2            8            10            (8)          (2)          (10)
Federal funds purchased and securities sold
     under repurchase agreements                      16            3            19            40            5            45
Other short-term borrowings                           19           (1)           18            55           (5)           50
Long-term debt                                        40            1            41            55           (6)           49
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                           77           11            88           142           (8)          134
------------------------------------------------------------------------------------------------------------------------------
     Net interest income (TE)                      $  30         $(11)        $  19         $  38         $ 12         $  50
                                                   =====         ====         =====         =====         ====         =====
------------------------------------------------------------------------------------------------------------------------------




The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

      FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELD/RATES

                                                      THIRD QUARTER 1997                           SECOND QUARTER 1997
                                             --------------------------------------     --------------------------------------------
                                               AVERAGE                       YIELD/         AVERAGE                       YIELD/
dollars in millions                            BALANCE      INTEREST          RATE          BALANCE      INTEREST         RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans: 1, 2
     Commercial, financial and agricultural    $13,101       $   286          8.66%        $12,844       $   282          8.81%
     Real estate-commercial mortgage             7,088           165          9.24           7,121           165          9.29
     Real estate-construction                    2,015            49          9.65           1,853            45          9.74
     Commercial lease financing                  3,820            70          7.27           2,632            42          6.40
------------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                  26,024           570          8.69          24,450           534          8.76
     Real estate-residential                     6,161           131          8.44           6,153           127          8.28
     Credit card                                 1,788            68         15.09           1,781            66         14.86
     Other consumer                             15,926           372          9.27          15,389           356          9.28
------------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                    23,875           571          9.49          23,323           549          9.44
     Loans held for sale                         2,809            54          7.63           2,600            50          7.71
------------------------------------------------------------------------------------------------------------------------------------
        Total loans                             52,708         1,195          8.99          50,373         1,133          9.02
Taxable investment securities                      270             3          5.88             252             3          5.79
Tax-exempt investment securities 1               1,143            22          7.64           1,349            27          8.03
------------------------------------------------------------------------------------------------------------------------------------
        Total investment securities              1,413            25          7.02           1,601            30          7.52
Securities available for sale 1, 3               7,399           127          6.86           7,822           136          7.05
Interest-bearing deposits with banks                 8            --          3.94              17            --          3.66
Federal funds sold and securities
        purchased under resale agreements          535             6          4.45             337             5          5.95
Trading account assets                             264             5          7.51             143             2          5.61
------------------------------------------------------------------------------------------------------------------------------------
        Total short-term investments               807            11          5.41             497             7          5.65
------------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                    62,327         1,358          8.64          60,293         1,306          8.69
Allowance for loan losses                         (873)                                       (866)
Other assets                                     8,658                                       8,351
------------------------------------------------------------------------------------------------------------------------------------
                                               $70,112                                     $67,778
                                               =======                                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                  $10,714            67          2.48         $10,984            66          2.41
Savings deposits                                 4,161            37          3.53           4,519            42          3.73
NOW accounts                                     1,547             8          2.05           1,644             9          2.20
Certificates of deposit ($100,000 or more)       3,166            46          5.76           3,341            47          5.64
Other time deposits                             13,389           183          5.42          13,584           181          5.34
Deposits in foreign offices                      2,065            29          5.57           2,361            33          5.61
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits         35,042           370          4.19          36,433           378          4.16
Federal funds purchased and securities
        sold under repurchase agreements         6,939            91          5.20           6,461            84          5.21
Bank notes and other short-term borrowings       5,001            73          5.79           4,350            64          5.90
Long-term debt 4                                 6,879           109          6.33           4,772            73          6.20
------------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities      53,861           643          4.74          52,016           599          4.62
Noninterest-bearing deposits                     8,551                                       8,432
Other liabilities                                2,125                                       1,998
Capital securities                                 750                                         588
Preferred stock                                     --                                          --
Common shareholders' equity                      4,825                                       4,744
------------------------------------------------------------------------------------------------------------------------------------
                                               $70,112                                     $67,778
                                               ========                                    =======
Interest rate spread                                                          3.90                                        4.07
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
        interest margin (TE)                                 $   715          4.58%                       $   707         4.69%
                                                             =======          =====                       =======         =====

Taxable-equivalent adjustment (1)                                $11                                         $11
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

4   Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

              FIRST QUARTER 1997                    Fourth Quarter 1996                          Third Quarter 1996
------------------------------------------  -------------------------------------   -----------------------------------------------
     AVERAGE                       YIELD/    Average                    Yield/        Average                          Yield/
     BALANCE       INTEREST        RATE      Balance      Interest       Rate         Balance        Interest           Rate
------------------------------------------  -------------------------------------   -----------------------------------------------


     $12,248        $   268         8.87 %   $12,027      $   270        8.93 %       $11,934         $   270            9.00 %
       7,130            163         9.27       6,978          159        9.06           7,056             162            9.13
       1,693             40         9.58       1,778           44        9.84           1,671              43           10.24
       2,623             39         6.03       2,514           40        6.33           2,413              37            6.10
-----------------------------------------------------------------------------------------------------------------------------------
      23,694            510         8.73      23,297          513        8.76          23,074             512            8.83
       6,196            126         8.25       6,312          131        8.26           6,481             136            8.35
       1,786             67        15.21       1,712           63       14.64           1,707              62           14.45
      15,070            346         9.31      14,884          346        9.25          14,293             331            9.21
-----------------------------------------------------------------------------------------------------------------------------------
      23,052            539         9.48      22,908          540        9.38          22,481             529            9.36
       2,469             48         7.88       2,114           41        7.72           2,548              51            7.96
-----------------------------------------------------------------------------------------------------------------------------------
      49,215          1,097         9.04      48,319        1,094        9.01          48,103           1,092            9.03
         222              3         5.48         206            3        5.79             251               4            6.34
       1,395             27         7.85       1,409           28        7.91           1,458              29            7.91
-----------------------------------------------------------------------------------------------------------------------------------
       1,617             30         7.52       1,615           31        7.64           1,709              33            7.68
       7,800            134         6.99       7,271          121        6.62           7,152             120            6.75
          17             --         4.11          18            1        4.49              18              --            3.57

         299              4         5.43         600            8        5.30             385               5            5.17
          95              1         5.63          60           --        6.63              60               1            5.21
-----------------------------------------------------------------------------------------------------------------------------------
         411              5         5.04         678            9        5.28             463               6            5.16
-----------------------------------------------------------------------------------------------------------------------------------
      59,043          1,266         8.70      57,883        1,255        8.63          57,427           1,251            8.67
        (868)                                   (866)                                    (870)
       8,179                                   8,046                                    7,923
-----------------------------------------------------------------------------------------------------------------------------------
     $66,354                                 $65,063                                  $64,480
     ========                                ========                                 =======


     $11,008             65         2.39     $10,979           66        2.39         $10,851              82            3.01
       4,819             43         3.62       5,110           45        3.50           5,463              33            2.40
       1,682              9         2.17       1,702            9        2.10           1,733               9            2.07
       3,699             50         5.48       3,448           51        5.88           3,133              45            5.71
      13,037            171         5.32      13,497          177        5.22          13,338             175            5.22
       1,150             15         5.31         793           10        5.02           1,189              16            5.35
-----------------------------------------------------------------------------------------------------------------------------------
      35,395            353         4.04      35,529          358        4.01          35,707             360            4.01

       7,028             88         5.08       6,087           77        5.03           5,694              72            5.03
       3,912             57         5.91       3,568           53        5.91           3,669              55            5.96
       4,486             68         6.22       4,567           72        6.27           4,359              68            6.28
-----------------------------------------------------------------------------------------------------------------------------------
      50,821            566         4.52      49,751          560        4.48          49,429             555            4.47
       8,408                                   8,615                                    8,467
       1,867                                   1,793                                    1,661
         500                                     111                                       --
          --                                      --                                       --
       4,758                                   4,793                                    4,923
-----------------------------------------------------------------------------------------------------------------------------------
     $66,354                                 $65,063                                  $64,480
     ========                                ========                                 =======
                                    4.18                                 4.15                                            4.20
-----------------------------------------------------------------------------------------------------------------------------------

                    $   700         4.75 %                $   695        4.80 %                       $   696            4.82 %
                    =======         ====                  =======        ====                         =======            ====

                        $11                                   $12                                         $13
-----------------------------------------------------------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT

ASSET/LIABILITY MANAGEMENT COMMITTEES

Key manages its exposure to economic loss from fluctuations in interest rates through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee ("ALCO"). The ALCO has the responsibility for approving the asset/liability management policies of Key, overseeing the formulation and implementation of strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of Key and each of its affiliate banks.

SHORT-TERM INTEREST RATE EXPOSURE

The primary tool utilized by management to measure and manage interest rate exposure is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, prepayments, interest rates, balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income from what net interest income would have been if interest rates did not change. As shown in Figure 5, Key has been operating well within these guidelines.

        FIGURE 5 NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES

                                    [GRAPHIC]

       FIGURE 5. NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES
                    ESTIMATED CHANGE IN NET INTEREST INCOME

                          Rise                  Decline
              Dec-95                -0.0124                 0.0030
              Mar-96                -0.0134                 0.0089
              Jun-96                -0.0113                 0.0092
              Sep-96                -0.0123                 0.0060
              Dec-96                -0.0128                 0.0071
              Mar-97                -0.0128                 0.0090
              Jun-97                -0.0113                 0.0050
              Sep-97                -0.0091                 0.0024


         3.0%
         2.0%
         1.0%
         0.0%
        -1.0%
        -2.0%
        -3.0%
          Dec-95    Mar-96    Jun-96    Sep-96    Dec-96    Mar-97    Jun-97    Sep-97

          GRADUAL 200 BASIS POINT DCREASE IN RATES OVER NEXT 12 MONTHS

         GRADUAL 200 BASIS POINT INCREASE IN RATES OVER NEXT 12 MONTHS

LONG-TERM INTEREST RATE EXPOSURE

Short-term interest rate analysis is complemented by an economic value of equity model. This model provides the added benefit of measuring the exposure to interest rate changes outside the one- to two-year time frame measured by the simulation model. The economic value of Key's equity is determined by modeling the net present value of future cash flows for asset, liability, and off-balance sheet positions based on the implied forward yield curve. Economic value analysis has several limitations including: the economic values of asset, liability, and off-balance sheet positions do not represent the true fair values of the positions, since they do not consider factors such as credit risk and liquidity; indeterminate maturity assets and liabilities require that estimated cash flows be developed; the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations; and the analysis requires assumptions about events that span an even longer time frame than that used in the simulation model. The ALCO guidelines provide that an immediate 200 basis point increase or decrease in interest rates should not result in more than a 1.75% change in the ratio of base case economic value of equity to base case economic value of assets. Key has been operating well within these guidelines.

RECENT MANAGEMENT ACTIONS

During 1996, a number of actions were taken in connection with the execution of asset/liability management strategies designed to improve liquidity and reduce longer-term interest rate exposure. These actions included the sale of residential mortgage loans totaling $500 million and the securitization and sale of non-prime auto loans totaling $212 million. Other actions taken during 1996 included the continued run-off of lower-yielding securities and residential mortgage loans. During the first nine months of 1997, Key securitized and sold $205 million of home equity loans and an additional $671 million of auto loans. In addition, $365 million of out-of-franchise credit card receivables were sold. Management will continue to evaluate strategies to securitize and/or sell loans, taking into account the strategies' impacts on liquidity, capital and earnings.

The above actions, along with the issuance of tax-advantaged capital securities of $500 million during the 1996 fourth quarter and $250 million in the second quarter of 1997, provided additional capital management flexibility. This was reflected in the repurchase of 14,620,000 and 8,980,018 Common Shares during 1996 and the first nine months of 1997, respectively.

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

PORTFOLIO INTEREST RATE SWAP CONTRACTS

In addition to Key's securities portfolios and debt issuances, management has utilized interest rate swaps to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Interest rate swaps used for this purpose are designated as portfolio swaps. The decision to use portfolio interest rate swaps versus on-balance sheet securities or debt to manage interest rate risk depends on various factors, including the mix and cost of funding sources, liquidity, and capital requirements. Further details pertaining to Key's swap portfolio are included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 15.

As shown in Note 10, the estimated fair value of Key's portfolio interest rate swaps increased $38 million during the first nine months of 1997 from a fair value of $8 million at December 31, 1996. The increase in fair value over the past nine months reflected the financial markets' expectations, as measured by the forward yield curve, for a future decrease in interest rates and the fact that Key's swap portfolio is primarily in a received fixed position. Swaps with a notional amount of $220 million were terminated during the first nine months of 1997, resulting in no deferred gain or loss. A summary of Key's deferred swap gains and losses at September 30, 1997, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate a swap contract is integrated strategically with asset and liability management and other appropriate processes. Portfolio swap activity for the nine-month period ended September 30, 1997, is summarized in Figure 6.

 FIGURE 6 PORTFOLIO SWAP ACTIVITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                Receive Fixed
                                     ---------------------------------                                            Total
                                          Indexed                             Pay Fixed-          Basis       Portfolio
in millions                            Amortizing        Conventional       Conventional          Swaps           Swaps
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year               $5,078              $3,505             $3,312           $400         $12,295
    Additions                                  --                 300              1,428            200           1,928
    Maturities                                 --                  55              1,280            400           1,735
    Terminations                               20                  --                200             --             220
    Amortization                              993                  --                 --             --             993
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                   $4,065              $3,750             $3,260           $200         $11,275
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

               FIGURE 7 PORTFOLIO SWAPS BY INTEREST RATE STRATEGY

                                                      SEPTEMBER 30, 1997            December 31, 1996           September 30, 1996
                                                   ------------------------    ---------------------------   -----------------------
                                                    NOTIONAL          FAIR        Notional          Fair        Notional      Fair
in millions                                           AMOUNT         VALUE          Amount         Value          Amount     Value
-----------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                $  5,430          $  1        $  6,443          $(20)       $  6,688      $(80)
Convert fixed rate loans to variable                     180            (1)             --            --              --        --
Convert variable rate deposits and short-term
    borrowings to fixed                                2,480            (3)          3,082            (4)          2,033        (2)
Convert variable rate long-term debt to fixed            600            (2)            230            (1)            280        (1)
Convert fixed rate long-term debt to variable          2,385            51           2,140            33           2,149        (2)
Basis swaps                                              200            --             400            --             400        --
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps                            $11,275           $46         $12,295        $    8         $11,550      $(85)
                                                     ========          ====        ========       =======        ========     =====

-----------------------------------------------------------------------------------------------------------------------------------


The expected average maturities of the portfolio swaps at September 30, 1997, are summarized in Figure 8.

  FIGURE 8 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AT SEPTEMBER 30, 1997


                                                 Receive Fixed
                                       ----------------------------------                                            Total
                                            Indexed                                Pay Fixed-        Basis       Portfolio
in millions                              Amortizing          Conventional        Conventional        Swaps           Swaps
---------------------------------------------------------------------------------------------------------------------------
Due in one year or less                     $   853               $   512              $1,550         $200        $  3,115
Due after one through five years              3,123                   305               1,710           --           5,138
Due after five through ten years                 89                 2,698                  --           --           2,787
Due after ten years                              --                   235                  --           --             235
---------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps                   $4,065                $3,750              $3,260         $200         $11,275
                                             =======               =======             =======        =====        =======

---------------------------------------------------------------------------------------------------------------------------



Key also uses interest rate caps and floors, and futures contracts to manage the risk associated with the potential impact of adverse movements in interest rates. Futures contracts are commitments to either purchase or sell designated financial instruments at future dates for specific prices. Key had caps and floors with a notional amount and fair value of $4.3 billion and $17 million, respectively, at September 30, 1997. There were no futures contracts outstanding at the same date.

In June 1996, the FASB issued an Exposure Draft of a proposed SFAS, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." If adopted in its present form, an effect of this SFAS would be to disqualify the use of hedge accounting for indexed amortizing swaps currently accounted for by Key as hedging instruments and, therefore, likely alter Key's use of such instruments in the future. It is not currently practicable to estimate the potential effects of any final standard, which may differ from its present form.

CUSTOMER INTEREST RATE SWAP CONTRACTS

While not directly related to asset and liability management, in addition to portfolio swaps, Key has entered into interest rate swap contracts to accommodate the needs of its customers, typically commercial loan customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Adjustments to the fair values of such swaps are included in other income on the income statement. Further information pertaining to these contracts, as well as caps and floors, and futures contracts used for trading purposes is included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 15.

NONINTEREST INCOME

As shown in Figure 9, noninterest income for the 1997 third quarter totaled $393 million, up $104 million, or 36%, from the same period last year. Included in third quarter results were net gains of $76 million ($79 million in branch divestiture gains and a $3 million loss on the sale of Key's out-of-franchise credit card portfolio) in 1997 and an $11 million gain on the sale of a credit card portfolio in 1996. Excluding these items, noninterest income rose $39 million, or 14%, from last year's third quarter. The improvement over the prior year reflected growth across almost all major categories, including increases in trust and asset management income and corporate owned life insurance (both up $5 million) and insurance and brokerage income (up $4 million). Additional detail pertaining to the composition of trust and asset management income is presented in Figure 10. Excluding the branch divestiture gains and credit card transactions, other noninterest income was up $24 million, reflecting a $12 million increase in investment banking income and a $6 million increase in ATM surcharge fees. Investment banking income consists of trading profits derived from capital markets activities (including derivatives and foreign exchange fees), corporate finance fees, institutional brokerage commissions and gains recognized from mezzanine and equity capital investments.

The growth in income contributed by the above categories was partially offset by a $3 million decrease in loan securitization income, due largely to a reduced volume of loan securitizations in the 1997 third quarter and the impact of the accounting change brought about by the January 1, 1997, adoption of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new accounting standard served to reduce loan securitization income in the third quarter by reclassifying a portion of such revenue to interest income and by deferring an additional portion which is expected to be recognized as interest income over the life of the respective securitizations. SFAS No. 125 is discussed in greater detail in Note 1, Summary of Significant Accounting Policies, in Key's 1996 Annual Report. Additional information pertaining to the type and volume of securitized loans which are either administered or serviced by Key and not recorded on its balance sheet is included in the Loans section beginning on page 33.

For the first nine months of 1997, noninterest income totaled $940 million, up $138 million, or 17%, from the comparable 1996 period. Included in 1997 results were $89 million in branch divestiture gains. For the same period last year, results included an $11 million gain from the sale of a credit card portfolio and an $8 million gain from the sale of a Florida savings bank. Excluding these items, noninterest income was up $68 million, or 9%, from the prior year. As shown in Figure 9, the growth from the prior year came principally from higher levels of income from corporate owned life insurance (up $18 million), trust and asset management income (up $14 million), insurance and brokerage income (up $12 million) and other income (up $42 million). The $26 million decrease in loan securitization income relative to last year was due primarily to the factors described in the preceding paragraph.

The $42 million increase in other income included a $23 million increase in investment banking income and a $15 million increase in ATM surcharge fees. The positive impact of these items was offset in part by a $16 million decline in mortgage banking income, reflecting the 1996 transition to a telephone based method of processing loan originations.

                           FIGURE 9 NONINTEREST INCOME

                                         Three Months ended                               Nine Months ended
                                            September 30,            Change                 September 30,            Change
                                         -----------------    -----------------------   --------------------  ----------------------
dollars in millions                        1997      1996      Amount       Percent       1997       1996      Amount      Percent
------------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts       $ 77       $ 74       $   3        4.1 %        $222       $218       $   4          1.8 %
Trust and asset management income           66         61           5          8.2         194        180          14          7.8
Credit card fees                            25         24           1          4.2          73         68           5          7.4
Insurance and brokerage income              22         18           4         22.2          64         52          12         23.1
Corporate owned life insurance              20         15           5         33.3          60         42          18         42.9
Loan securitization income                  15         18          (3)       (16.7)         19         45         (26)       (57.8)
Net securities gains                        --         --          --           --          --          1          (1)      (100.0)
Other income:
     Investment banking income              38         26          12         46.2          77         54          23         42.6
     Letter of credit fees                   8          4           4        100.0          17         11           6         54.5
     Mortgage banking income                --          6          (6)      (100.0)          4         20         (16)       (80.0)
     Miscellaneous income                  122         43          79        183.7         210        111          99         89.2
------------------------------------------------------------------------------------------------------------------------------------
          Total other income               168         79          89        112.7         308        196         112         57.1
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income        $393       $289       $ 104        36.0 %       $940       $802       $ 138         17.2 %
                                          ====       ====       =====                     ====       ====       =====
------------------------------------------------------------------------------------------------------------------------------------

                   FIGURE 10 TRUST AND ASSET MANAGEMENT INCOME

                                    Three months ended                    Nine months ended
                                       September 30,       Change            September 30,         Change
                                    ------------------ -----------------  -----------------  --------------------
dollars in millions                    1997     1996   Amount   Percent      1997     1996    Amount     Percent
----------------------------------------------------------------------------------------------------------------
Personal asset management and
    custody fees                       $ 37     $36     $ 1        2.8 %       $ 106    $107     $ (1)      (0.9)%
Institutional asset management and
    custody fees                         18      17       1        5.9            53      47        6       12.8
Bond services                             1       3      (2)     (66.7)            5      10       (5)     (50.0)
All other fees                           10       5       5     (100.0)           30      16       14       87.5
----------------------------------------------------------------------------------------------------------------
      Total trust and asset
      management income                $ 66     $61     $ 5        8.2 %       $ 194    $180     $ 14        7.8 %
                                       ====     ===     ===                    =====    ====     ====

----------------------------------------------------------------------------------------------------------------

AT SEPTEMBER 30,
dollars in billions
--------------------------------------------------------------------------
Discretionary                          $ 49     $49      --         --
Non-discretionary                        53      44     $ 9       20.5 %
--------------------------------------------------------------------------
      Total trust assets               $102     $93     $ 9        9.7 %
                                       ====     ====    ===

--------------------------------------------------------------------------



NONINTEREST EXPENSE

As shown in Figure 11, noninterest expense for the third quarter of 1997 totaled $648 million compared with $615 million for the third quarter of 1996. Included in third quarter 1997 expense was a $50 million charge recorded in connection with actions taken to sell certain properties or to alter certain leasing arrangements in response to Key's nationwide banking and related centralization efforts, as well as $14 million of distributions accrued on capital securities (tax-advantaged preferred securities) issued by Key during the second quarter of 1997 and the fourth quarter of last year. These securities are more fully described in Note 8, Capital Securities, beginning on page 14. In the prior year, third quarter results included a one-time charge of $17 million to provide for an assessment mandated by legislation passed by Congress on September 30, 1996, to recapitalize the SAIF. Excluding the above items, noninterest expense was $14 million, or 2%, below the year-ago quarter. This improvement was due in large part to the progress made with respect to the restructuring efforts announced last November which center around the formation of a single nationwide community bank (completed June 30, 1997, for all banks with the exception of KeyBank New Hampshire), as well as the implementation of expense control initiatives. Further information pertaining to specific actions taken in connection with the restructuring and expense control initiatives is included in the Introduction beginning on page 20.

The $14 million reduction in core noninterest expense relative to the third quarter of last year was attributable primarily to decreases of $8 million in both marketing expense and professional fees. These improvements were offset in part by the impact of the Leasetec and Champion acquisitions and incentive accruals related to various investment banking activities. Also included in noninterest expense for the third quarter of 1997 was $4 million of expense incurred in connection with efforts being undertaken by Key to modify computer information systems to be year 2000 compliant (properly read date-sensitive information when the calendar year changes to 2000). As of September 30, 1997, Key had incurred and recognized approximately $10 million of the estimated $40 million of expense that it expects to incur to complete this project by the end of 1998.

Noninterest expense totaled $1.8 billion for the first nine months of 1997, up $41 million, or 2%, from the same period last year. Excluding the real estate disposition charge and $35 million of distributions accrued on capital securities during 1997, and the one-time SAIF assessment in 1996, noninterest expense was down $27 million, or 2%, from the comparable year-ago period. This improvement reflected reductions in personnel expense and professional fees of $17 million and $13 million, respectively. Reduction in staff was a major reason for the decrease in personnel costs, as full-time equivalent employees totaled 25,622 at September 30, 1997, down from 28,337 at September 30, 1996. This reflected the impact of Key's restructuring and expense control initiatives (including branch mergers). Expenses incurred to become year 2000 compliant totaled $9 million for the first nine months of 1997.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, improved to 56.75% for the third quarter, from 57.66% in the previous quarter and 60.71% for the third quarter of 1996. The continued improvement during the third quarter of 1997 reflects the increasing benefits and effectiveness of Key's expense control strategies and growth in revenues.

                          FIGURE 11 NONINTEREST EXPENSE

                                               Three Months ended                          Nine Months ended
                                                  September 30,          Change               September 30,         Change
                                               ------------------  --------------------   ------------------- ------------------
dollars in millions                              1997      1996     Amount     Percent      1997       1996    Amount   Percent
---------------------------------------------------------------------------------------------------------------------------------
Personnel                                        $299      $300      $(1)         (.3) %   $   872    $   889    $(17)    (1.9) %
Net occupancy                                      54        55       (1)        (1.8)         164        163       1       .6
Equipment                                          44        41        3          7.3          131        119      12     10.1
Amortization of intangibles                        23        21        2          9.5           65         65      --       --
Professional fees                                  10        18       (8)       (44.4)          34         47     (13)   (27.7)
Marketing                                          22        30       (8)       (26.7)          65         68      (3)    (4.4)
Other expense:
    Distributions on capital securities            14        --       14        N/M             35         --      35    N/M
    Equity and gross receipts based taxes          10         8        2         25.0           28         27       1      3.7
    OREO expense, net1                             (3)        2       (5)       N/M             (1)         3      (4)   N/M
    FDIC insurance assessments                      1        20      (19)       (95.0)           4         25     (21)   (84.0)
    Miscellaneous                                 174       120       54         45.0          408        358      50     14.0
---------------------------------------------------------------------------------------------------------------------------------
       Total other expense                        196       150       46         30.7          474        413      61     14.8
---------------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                 $648      $615      $33          5.4 %     $1,805     $1,764     $41      2.3 %
                                                 =====     =====     ====                   ======     ======     ===

Full-time equivalent employees at period end   25,622    28,337                             25,622     28,337
Efficiency ratio2                               56.75 %   60.71 %                            57.75 %    60.71 %
Overhead ratio3                                 37.76     44.40                              40.81      45.66

---------------------------------------------------------------------------------------------------------------------------------

1 OREO expense is net of income of $1 million for both the third quarter of 1997 and 1996, respectively.

2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains on branch sales).

3 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gains on branch sales) divided by taxable-equivalent net interest income.

N/M = Not Meaningful


INCOME TAXES

The provision for income taxes was $111 million for the three-month period ended September 30, 1997, up from $101 million for the same period in 1996. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1997 third quarter was 32.0% compared with 32.8% for the third quarter of 1996. For the first nine months of 1997, the provision for income taxes was $309 million compared with $300 million for the first nine months of last year. The effective tax rate for these periods was 31.5% and 32.2%, respectively. Compared with the prior year, the lower effective income tax rate for both the quarterly and year-to-date periods was primarily attributable to increases in income from corporate owned life insurance and credits associated with investments in low-income housing projects. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At September 30, 1997, total loans outstanding were $53.7 billion, up from $49.2 billion at December 31, 1996, and $48.4 billion at September 30, 1996. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 11.

The $5.3 billion, or 11%, increase in loans outstanding from the September 30, 1996, level was due primarily to internal growth, but also included the net impact of acquisitions, sales and divestitures. During the third quarter of 1997, Key completed its acquisitions of Leasetec and Champion which added total loans outstanding of approximately $1.0 billion and $225 million, respectively. The sales and divestitures which occurred over the past year included the impact of the planned branch divestitures, as well as Key's continued strategy of securitizing and/or selling student loans, auto loans and other loans which do not meet certain return on equity, credit or other internal standards. For example, Key generally sells or securitizes student loans when a borrower enters repayment status. A summary of the loans sold and divested during 1997 and 1996 is presented in Figure 12. In addition to the branch divestitures, activity since September 30, 1996, included the sale of $586 million of student loans (of which $403 million was associated with securitizations), the sale of auto loans totaling $742 million and the sale of $205 million of home equity loans. All of the auto and home equity sales were associated with securitizations. Another factor moderating the increase in total loans over the past year was the sale of $365 million of out-of-franchise credit card receivables. Management will continue to explore opportunities for sales and/or other arrangements with respect to its credit card and other portfolios over the remainder of 1997.

Excluding the net impact of acquisitions, sales and divestitures, loan portfolios targeted for growth (which exclude one-to-four family mortgages and loans held for sale) increased $5.5 billion, or 14%, since September 30, 1996, and were up $1.5 billion, or an annualized 14%, from the prior quarter. Over the past 12 months, the largest improvement came from commercial loans which contributed $2.5 billion to the increase, due primarily to higher levels of commercial, financial and agricultural loans (up $1.8 billion) and real estate-construction loans (up $341 million). Additionally, consumer loans rose by $2.9 billion, and included increases of $1.1 billion in home equity loans and $172 million in credit card receivables.

                        FIGURE 12 LOANS SOLD AND DIVESTED

                                                  Loans Sold
                   ------------------------------------------------------------------------
                                                    Home Equity     Mortgage
                                   Student Loans     Loans Held   Loans Held    Credit Card       Loans
in millions        Auto Loans      Held for Sale       for Sale     for Sale    Receivables    Divested         Total
----------------------------------------------------------------------------------------------------------------------
     1996
-------------------
First quarter           $  38           $     44             --        $500           --           --         $   582

Second quarter             47                 99             --          --           --         $762 1           908

Third quarter              56                464             --          --         $101           --             621

Fourth quarter             71                403             --          --           --           --             474
----------------------------------------------------------------------------------------------------------------------

     Total               $212             $1,010             --        $500         $101         $762          $2,585
                         ====             ======                       ====         ====         ====          ======

     1997
-------------------
First quarter            $456                $31             --          --          $41           --         $   528

Second quarter            103                 52             --          --           --           --             155

Third quarter             112                100           $205          --          324         $491 2         1,232
----------------------------------------------------------------------------------------------------------------------

     Total               $671               $183           $205          --         $365         $491          $1,915
                         ====               ====           ====                     ====         ====          ======

----------------------------------------------------------------------------------------------------------------------


1   Residential mortgage loans divested as part of the SFF transaction.

2   Branch divestitures and the sale of KeyBank Wyoming.

The $4.4 billion increase in loans from the December 31, 1996, level reflected strong growth in targeted loan portfolios. The aggregate annualized growth rate of average outstanding balances in these portfolios was 20%, 11% and 7% for the third, second and first quarters of 1997, respectively. Excluding the net impact of acquisitions, sales and divestitures, targeted loans rose $4.0 billion due primarily to higher levels of commercial loans (up $2.1 billion, including $1.6 billion of commercial, financial and agricultural loans) and consumer loans (up $2.0 billion, including $623 million of home equity loans). At September 30, 1997, targeted loans comprised 83% of total loans and 62% of total assets compared with 83% of total loans and 60% of total assets at December 31, 1996.

Shown in Figure 13 are loans which have been securitized and sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as loan securitization income, while income earned on assets subject to prepayment, recorded in connection with securitizations and accounted for like investments in interest-only strips, is recorded as interest income on securities available for sale.

The increase from December 31, 1996, to September 30, 1997, in loans shown in Figure 13 is due primarily to the acquisition of Champion.

          FIGURE 13 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED

                                     SEPTEMBER 30,           December 31,         September 30,
in millions                                   1997                   1996                  1996
------------------------------------------------------------------------------------------------
Student loans                               $1,908                 $2,089                $1,778
Auto loans                                     847                    386                   375
Home equity loans                              869                     --                    --
------------------------------------------------------------------------------------------------
     Total                                  $3,624                 $2,475                $2,153
                                            ======                 ======                ======

------------------------------------------------------------------------------------------------


SECURITIES

At September 30, 1997, the securities portfolio totaled $8.9 billion, consisting of $7.6 billion of securities available for sale and $1.3 billion of investment securities. This compares with a total portfolio of $9.3 billion, comprised of $7.7 billion of securities available for sale and $1.6 billion of investment securities, at December 31, 1996. The composition of the two securities portfolios by type of security, as of each of these respective dates, is presented in Note 3, Securities Available for Sale, and Note 4, Investment Securities, presented on pages 9 and 10, respectively. The increase in collateralized mortgage obligations since year end 1996 is in part the result of programs instituted in the fourth quarter of 1996 to better manage securities used to meet the collateral requirements of the affiliate banks. Previously, lower-yielding securities with shorter maturities had been relied upon for this purpose. Certain information pertaining to the composition, yields, and maturities of the securities available for sale and investment securities portfolios is presented in Figures 14 and 15, respectively.

FIGURE 14. SECURITIES AVAILABLE FOR SALE AT SEPTEMBER 30, 1997

                                                                                        Other
                                 U.S. Treasury     States and   Collateralized      Mortgage-                             Weighted
                                  Agencies and      Political        Mortgage-         Backed        Other                 Average
dollars in millions               Corporations   Subdivisions     Obligations1    Securities1  Securities1        Total     Yield2
------------------------------------------------------------------------------------------------------------------------------------
Maturity:
    One year or less                      $436           $  2          $   456      $       6       $    1     $    901       5.99 %
    After one through five years           100             11            2,872          1,264          205        4,452       6.83
    After five through ten years            14             32               54          1,754          140        1,994       6.86
    After ten years                         24              5               --            141           46          216 3     6.44
------------------------------------------------------------------------------------------------------------------------------------
Fair value                                $574            $50           $3,382         $3,165         $392       $7,563         --
Amortized cost                             572             50            3,376          3,130          423        7,551       6.70 %
Weighted average yield                    5.98 %         5.94 %           6.65 %         7.43 %       2.82 %       6.70 %       --
Weighted average maturity            1.3 years      7.5 years        2.7 years      6.1 years    4.6 years    4.1 years         --

------------------------------------------------------------------------------------------------------------------------------------

1   Maturity is based upon expected average lives rather than contractual terms.

2 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

3   Includes equity securities with no stated maturity.

              FIGURE 15 INVESTMENT SECURITIES AT SEPTEMBER 30, 1997

                                            States and                                       Weighted
                                             Political          Other                         Average
dollars in millions                       Subdivisions     Securities          Total          Yield 1
-------------------------------------------------------------------------------------------------------
  Maturity:
    One year or less                           $   414             --        $   414              7.04 %
    After one through five years                   469         $  100            569             10.93
    After five through ten years                   168             --            168             10.00
    After ten years                                 54            139            193              2.58
-------------------------------------------------------------------------------------------------------

  Amortized cost                                $1,105           $239         $1,344              8.42 %
  Fair value                                     1,139            239          1,378                --
  Weighted average yield                          8.27 %         9.13 %         8.42 %              --
  Weighted average maturity                  3.0 years      2.7 years      2.9 years                --

-------------------------------------------------------------------------------------------------------

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

As shown in Figure 16, net loan charge-offs for the third quarter of 1997 were $85 million, or .64% of average loans, compared with $49 million, or .40% of average loans, for the same period last year. The higher level of net charge-offs was concentrated in the consumer-indirect, commercial, financial and agricultural and credit card portfolios. Key has a relatively small credit card portfolio which comprises approximately 3% of its total average loans outstanding. The $19 million increase in consumer-indirect net charge-offs (primarily indirect auto loans) reflected the impact of a strategy adopted by Key in 1996 to expand its consumer customer base to include various credit risk profiles. This strategy also includes risk-adjusted pricing to address the relative credit risk of various strata of the customer base. In addition, Key's consumer portfolio was impacted by the continuing nationwide deterioration in consumer credit quality, as indicated by an increasingly high number of bankruptcies. Net charge-offs in the commercial portfolio were up $7 million, primarily due to the resolution of a few large commercial accounts. As a result of the higher level of net charge-offs, the provision for loan losses was increased to $102 million for the third quarter of 1997 from $75 million for the prior quarter and $49 million for the third quarter of last year. This increase reflected management's intention to continue to maintain the provision for loan losses at a level equal to or above net charge-offs.

On a year-to-date basis, net charge-offs were $217 million, or .57% of average loans, for the first nine months of 1997 compared with $138 million, or .38% of average loans, for the same period last year. The provision for loan losses for the first nine months of 1997 was $244 million compared with $140 million for the first nine months of 1996. The $79 million rise in net charge-offs for the year-to-date period was attributable primarily to increases of $41 million and $33 million in the consumer-indirect and credit card portfolios, respectively.

                    FIGURE 16 SUMMARY OF LOAN LOSS EXPERIENCE

                                                      Three months ended September 30        Nine months ended September 30
                                                    ---------------------------------     -------------------------------------
dollars in millions                                        1997               1996                1997               1996
----------------------------------------------------------------        -------------     ---------------      ---------------
Average loans outstanding during the period             $52,708            $48,103             $50,778            $48,182
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period           $880               $870               $ 870               $876
Loans charged off:
     Commercial, financial and agricultural                  17                 15                  39                 54
     Real estate-commercial mortgage                          8                  3                  13                 10
     Real estate-construction                                --                  2                   2                  2
     Commercial lease financing                               2                 --                   5                  4
------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                             27                 20                  59                 70
     Real estate-residential mortgage                         3                  3                   8                  7
     Home equity                                              2                 --                   3                  1
     Credit card                                             25                 21                  86                 57
     Consumer-direct                                          9                  8                  27                 22
     Consumer-indirect                                       39                 20                  99                 59
------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                               78                 52                 223                146
------------------------------------------------------------------------------------------------------------------------------
                                                            105                 72                 282                216
Recoveries:
     Commercial, financial and agricultural                   7                  8                  23                 31
     Real estate-commercial mortgage                          2                  2                   7                  6
     Real estate-construction                                 2                  1                   2                  1
     Commercial lease financing                              --                 --                  --                  1
------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                             11                 11                  32                 39
     Real estate-residential mortgage                        --                 --                   2                  2
     Credit card                                              2                  4                   6                 10
     Consumer-direct                                          1                  2                   5                  6
     Consumer-indirect                                        6                  6                  20                 21
------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                9                 12                  33                 39
------------------------------------------------------------------------------------------------------------------------------
                                                             20                 23                  65                 78
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                       (85)               (49)               (217)              (138)
Provision for loan losses                                   102                 49                 244                140
Allowance acquired/sold, net                                  3                 --                   3                 (8)
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                 $900               $870                $900               $870
                                                           ====               ====                ====               ====

------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                       .64 %              .40 %               .57%               .38 %
Allowance for loan losses to period end loans              1.68               1.80                1.68               1.80
Allowance for loan losses to nonperforming loans         247.25             252.91              247.25             252.91

------------------------------------------------------------------------------------------------------------------------------



The Allowance at September 30, 1997, was $900 million, or 1.68% of loans, up $30 million from $870 million, or 1.77% of loans, at December 31, 1996, and $870 million, or 1.80% of loans, at September 30, 1996. At September 30, 1997, the Allowance was 247.25% of nonperforming loans, compared with 249.28% at December 31, 1996 and 252.91% at September 30, 1996. Although this percentage is not a primary factor used by management in determining the adequacy of the Allowance, it has general short to medium-term relevance. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 17. These assets totaled $411 million at September 30, 1997, and represented .77% of loans, OREO and other nonperforming assets compared with $400 million, or .81%, at year end 1996 and $396 million, or .82%, at September 30, 1996. The $15 million increase in nonperforming loans since year end 1996 was geographically broad based and spread across a number of product types in the commercial (up $35 million) and consumer (up $5 million) loan portfolios. These increases were partially offset by a $24 million decline in the level of nonperforming residential real estate loans. Additional information pertaining to changes in impaired and other nonaccrual loans and the percentage of nonperforming loans to period end loans by type within Key's geographically dispersed banking regions is presented in Figures 18 and 19, respectively. The September 30, 1997, percentage of nonperforming real estate construction loans to period end loans in the Rocky Mountain Region included one credit of approximately $17 million which was placed on nonperforming status during the third quarter.

          FIGURE 17 SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                    SEPTEMBER 30,         December 31,         September 30,
dollars in millions                                          1997                 1996                  1996
-------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $ 162                $ 120                $ 131
Real estate--commercial mortgage                               77                   84                   82
Real estate--construction                                      24                   19                   14
Commercial lease financing                                      3                    8                   16
Real estate--residential mortgage                              56                   80                   75
Consumer                                                       42                   37                   25
-------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                                  364                  348                  343
Restructured loans                                             --                    1                    1
-------------------------------------------------------------------------------------------------------------
      Total nonperforming loans                               364                  349                  344
OREO                                                           67                   56                   59
Allowance for OREO losses                                     (22)                  (8)                 (10)
-------------------------------------------------------------------------------------------------------------
      OREO, net of allowance                                   45                   48                   49
Other nonperforming assets                                      2                    3                    3
-------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                            $ 411                $ 400                $ 396
                                                            =====                =====                =====

-------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                     $ 138                $ 103                $ 105

-------------------------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                       .68 %                .71 %                .71 %
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets                     .77                  .81                  .82

-------------------------------------------------------------------------------------------------------------


      FIGURE 18 SUMMARY OF CHANGES IN IMPAIRED AND OTHER NONACCRUAL LOANS

                                                             Three months ended                           Nine months ended
                                                               September 30,                                 September 30,
                                                      ---------------------------------           ----------------------------------
in millions                                              1997                  1996                  1997                   1996
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                           $372                  $325                  $348                   $330
     Loans placed on nonaccrual                            49                    75                   169                    244
     Charge-offs1                                         (26)                  (15)                  (52)                   (59)
     Payments                                             (14)                  (32)                  (61)                   (98)
     Loans sold                                            (6)                   --                    (6)                   (38)
     Transfers to OREO                                     (3)                   (6)                  (19)                   (19)
     Loans returned to accrual                             (8)                   (4)                  (15)                   (17)
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                 $364                  $343                  $364                   $343
                                                         =====                 =====                 =====                  ====
---------------------------------------------------------------------------------------------------------------------------------


1 Represents the gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans, credit card receivables, and interest reversals.

   FIGURE 19 PERCENTAGE OF NONPERFORMING LOANS TO PERIOD END LOANS BY TYPE AT
                               SEPTEMBER 30, 1997

                           Commercial,     Real Estate-                      Commercial     Real Estate-
                         Financial and       Commercial     Real Estate-          Lease      Residential
                          Agricultural         Mortgage     Construction      Financing        Mortgage2    Consumer1      Total
---------------------------------------------------------------------------------------------------------------------------------
Northeast Region                 1.56%            1.87%             .41%           .03%           NA%            .20%      1.06%
Great Lakes Region                .33              .75              .44            .16            NA             .17        .36
Rocky Mountain Region            2.38             1.22             4.82            .02            NA             .51       1.69
Northwest Region                  .55              .94              .42            .06            NA             .20        .51
Financial Services                 -                -                -             .07            NA             .22        .15
---------------------------------------------------------------------------------------------------------------------------------
     Total                       1.17%            1.09%            1.15%           .08%          .91%            .26%       .68%

--------------------------------------------------------------------------------------------------------------------------------



1   EXCLUDES CREDIT CARD RECEIVABLES.

2   NA = INFORMATION NOT AVAILABLE ON A REGIONAL BASIS.

DEPOSITS AND OTHER SOURCES OF FUNDS

Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the third quarter of 1997, these deposits averaged $38.4 billion and represented 62% of Key's funds supporting earning assets compared with $39.9 billion and 69%, respectively, for the third quarter of 1996. As shown in Figure 4 beginning on page 26, over the past year the decrease in core deposits was due primarily to steady declines in the levels of both savings deposits and NOW accounts. This reflected primarily the sale of KeyBank Wyoming in July 1997 and the divestiture of 21 other branch offices during the second and third quarters of this year. The divested branches (including KeyBank Wyoming) had deposits of approximately $1.3 billion.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $17.2 billion for the third quarter of 1997, up $3.5 billion, or 25%, from the comparable prior year period. As illustrated in Figure 4, the increase was attributable primarily to higher levels of short-term borrowings and deposits in foreign offices which rose by $2.6 billion and $876 million, respectively. Purchased funds have been more heavily relied upon to offset declines in the volume of core deposits and to fund earning asset growth. This trend is expected to continue through the remainder of 1997 due in large part to the impact of the planned branch divestitures.

    FIGURE 20 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE AT
                               SEPTEMBER 30, 1997

                                             Domestic        Foreign
in millions                                   Offices        Offices         Total
-----------------------------------------------------------------------------------
Time remaining to maturity:
    Three months or less                       $1,464         $2,172        $3,636
    Over three through six months                 509             --           509
    Over six through twelve months                430             --           430
    Over twelve months                            717             --           717
-----------------------------------------------------------------------------------
       Total                                   $3,120         $2,172        $5,292
                                              =======        =======        ======

-----------------------------------------------------------------------------------



LIQUIDITY

Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. The affiliate banks maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1,000 full-service Key Centers in 14 states. The affiliate banks monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by a Central Funding Unit within Key's Funds & Investment Management Group. This group monitors the overall mix of funding sources in conjunction with the affiliate banks' deposit pricing and in response to the structure of the earning assets portfolio. In addition, the affiliate banks have access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve system for short-term liquidity requirements should the need arise. One of the affiliate banks, KeyBank USA, has a line of credit with the Federal Reserve which provides for overnight borrowings of up to $1.1 billion and is secured by $1.4 billion of KeyBank USA's credit card receivables at September 30, 1997. There were no borrowings outstanding under this line of credit as of September 30, 1997.

During the first nine months of 1997, Key's affiliate banks raised $6.6 billion under Key's Bank Note Program. Of the notes issued during the first nine months of 1997, $2.7 billion have original maturities in excess of one year and are included in long-term debt, while $3.9 billion have original maturities of one year or less and are included in other short-term borrowings. On October 7, 1997, Key commenced a new Bank Note Program which provides for the issuance of up to $13 billion ($12 billion by KeyBank National Association and $1 billion by KeyBank USA).

During the second quarter of 1997, Key diversified its funding sources by establishing a Euronote Program under which the parent company, KeyBank National Association and KeyBank USA may issue both long and short-term debt of up to $5 billion in the aggregate. The notes will be offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There was $780 million of borrowings outstanding under this facility as of September 30, 1997, all of which were issued during the third quarter of 1997.

The parent company's Commercial Paper/Note Program provides for the availability of up to $500 million of additional short-term funding. The proceeds from this program may be used for general corporate purposes, and have been used to fund AutoFinance Group, Inc.'s lending activities in conjunction with securitizations of its auto loans. The parent company also has a revolving credit agreement with several unaffiliated banks under which the banks have agreed to lend collectively up to $500 million to the parent company. This credit agreement is used primarily as a backup source of liquidity for the Commercial Paper/Note Program. There were no borrowings outstanding under either of these facilities as of September 30, 1997.

During the third quarter of 1996, the parent company filed a universal shelf registration statement with the SEC to provide for the possible issuance of up to $1.2 billion of debt and equity securities in addition to the unused capacity under a previous shelf registration. Accordingly, at September 30, 1997, unused capacity under the 1996 shelf registration totaled $1.3 billion, of which $750 million is reserved for future issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at September 30, 1997, were as follows:


                                Senior             Subordinated
           Commercial         Long-Term             Long-Term
             Paper               Debt                  Debt
        ----------------   ----------------      -----------------

Duff         D-1+                 AA-                    A+
&
Phelps
Standard      A-2                 A-                   BBB+
&
Poor's
Moody's       P-1                 A1                     A2

Further information pertaining to Key's sources and uses of cash for the nine-month periods ended September 30, 1997 and 1996, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

Total shareholders' equity at September 30, 1997, was $5.1 billion, down $195 million, or 4%, from the December 31, 1996, balance and $100 million, or 2%, from the end of the third quarter of 1996. The decrease from the end of the prior year and from the year-ago quarter was due primarily to the share repurchases discussed below and dividends paid to shareholders from current period net income. The decrease from the 1996 year end was partially offset by net unrealized securities gains of $57 million and net income retained for the current period. As of September 30, 1997, cumulative net unrealized securities gains totaled $8 million. This amount compares with losses of $6 million and $37 million at December 31, 1996, and September 30, 1996, respectively. Other factors contributing to the change in shareholders' equity during the first nine months of 1997 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

In November 1996, the Board of Directors approved a share repurchase program which authorized the repurchase from that date of up to 12,000,000 Common Shares by the end of 1997. Under the program, shares have been repurchased from time to time in the open market or through negotiated transactions. During the first nine months of 1997, Key repurchased 5,643,900 shares at a total cost of $296 million (an average of $52.45 per share) and reissued 1,856,064 Treasury Shares for employee benefit and dividend reinvestment plans. Coupled with 2,620,000 shares repurchased in the fourth quarter of 1996, this brings the total number of shares repurchased under the 1997 program to 8,263,900, leaving authority to repurchase up to 3,736,100 Common Shares by the end of 1997. While Key may repurchase additional Common Shares by the end of 1997, it does not anticipate utilizing the full authority under the 12,000,000 Common Shares repurchase program and may request its Board to extend any remaining authority into 1998. Under a separate authorization, an additional 3,336,118 Key Common Shares were repurchased during the current year and reissued in the Champion acquisition. The 26,278,189 Treasury Shares at September 30, 1997, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.04% at September 30, 1997, compared with 7.22% at December 31, 1996, and 7.61% at September 30, 1996. Including the capital securities issued in the fourth quarter of 1996 and the second quarter of 1997, the ratio of total shareholders' equity to total assets at September 30, 1997, and December 31, 1996, is 7.74% and 7.96%, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on the risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier I and total risk-adjusted capital ratios at September 30, 1997, were 6.73% and 11.10%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier I and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At September 30, 1997, Key's leverage ratio was 6.33%, substantially higher than the minimum requirement. Figure 21 presents the details of Key's regulatory capital position at September 30, 1997, December 31, 1996, and September 30, 1996.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of Key's affiliate banks qualify as "well capitalized" at September 30, 1997, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier I capital and leverage ratios, respectively. Although these provisions are not directly applicable to Key under existing laws and regulations, based upon its ratios Key would qualify as "well capitalized" at September 30, 1997. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

              FIGURE 21 CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                         SEPTEMBER 30,             December 31,           September 30,
dollars in millions                                               1997                     1996                    1996
------------------------------------------------------------------------------------------------------------------------
TIER I CAPITAL
     Common shareholders' equity1                               $5,068                   $4,887                  $5,013
     Qualifying capital securities                                 500                      500                      --
     Less:  Goodwill                                            (1,095)                    (824)                   (838)
                Other intangible assets2                          (108)                    (121)                   (124)
------------------------------------------------------------------------------------------------------------------------
          Total Tier I capital                                   4,365                    4,442                   4,051
------------------------------------------------------------------------------------------------------------------------
TIER II CAPITAL
     Allowance for loan losses3                                    812                      698                     678
     Qualifying long-term debt                                   2,022                    2,103                   2,026
------------------------------------------------------------------------------------------------------------------------
          Total Tier II capital                                  2,834                    2,801                   2,704
------------------------------------------------------------------------------------------------------------------------
          Total capital                                         $7,199                   $7,243                  $6,755
                                                                =======                  =======                 ======

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet                     $57,181                  $52,228                 $50,805
     Risk-adjusted off-balance sheet exposure                    8,990                    4,541                   4,403
     Less:  Goodwill                                            (1,095)                    (824)                   (838)
                Other intangible assets2                          (108)                    (121)                   (124)
------------------------------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                            64,968                   55,824                  54,246
     Less:  Excess allowance for loan losses3                      (88)                    (172)                   (192)
------------------------------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                             $64,880                  $55,652                 $54,054
                                                               ========                 ========                =======

AVERAGE QUARTERLY TOTAL ASSETS                                 $70,112                  $65,063                 $64,480
                                                               ========                 ========                =======

CAPITAL RATIOS5
     Tier I risk-adjusted capital ratio                          6.73%                     7.98%                   7.49%
     Total risk-adjusted capital ratio                          11.10                     13.01                   12.50
     Leverage ratio4                                             6.33                      6.93                    6.38

------------------------------------------------------------------------------------------------------------------------


1 Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

2 Intangible assets (excluding goodwill and portions of purchased credit card relationships) recorded after February 19, 1992, and portions of purchased mortgage servicing rights deducted in regulatory capital computations.

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

    (a)  Exhibits

         (11)  Computation of Net Income Per Common Share

         (15)  Acknowledgment Letter of Independent Auditors

         (27)  Financial Data Schedule (filed electronically only)

    (b)  Reports on Form 8-K

         July 18, 1997 - Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits. Reporting that the Registrant issued a press release on July 17, 1997, announcing its earnings results for the three-month period ended June 30, 1997.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 1997.



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

                                                         KEYCORP
                                          --------------------------------------
                                                      (Registrant)


Date:  November 14, 1997                  /s/     Lee Irving
                                          --------------------------------------
                                          By:   Lee Irving
                                                   Executive Vice President
                                                   and Chief Accounting Officer