Form 10-K405
period 1997-12-31
KEYCORP /NEW/
filed 1998-03-27
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Securities registered pursuant                    Securities registered pursuant
          to Section 12(b) of the Act:                      to Section 12(g) of the Act:
          Common Shares, $1 par value
        Rights to Purchase Common Shares                                None
------------------------------------------------  ------------------------------------------------
             (TITLE OF EACH CLASS)                                (TITLE OF CLASS)

            New York Stock Exchange
------------------------------------------------
  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]
                                     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $15,369,321,827 at February 28, 1998. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 28, 1998.)

                                  438,731,756
--------------------------------------------------------------------------------
 (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 28, 1998, ADJUSTED FOR A TWO-FOR-ONE STOCK SPLIT IN THE FORM OF A 100% STOCK DIVIDEND EFFECTIVE AS
                               OF MARCH 6, 1998)

Certain specifically designated portions of KeyCorp's 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                          PAGE
NUMBER                                                                        NUMBER
------                                                                        ------
                                   PART I
   1      Business....................................................           1
   2      Properties..................................................           7
   3      Legal Proceedings...........................................           8
   4      Submission of Matters to a Vote of Security Holders.........           8

                                   PART II
   5      Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................           8
   6      Selected Financial Data.....................................           8
   7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................           8
   8      Financial Statements and Supplementary Data.................           9
   9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................           9

                                   PART III
  10      Directors and Executive Officers of the Registrant..........           9
  11      Executive Compensation......................................           9
  12      Security Ownership of Certain Beneficial Owners and
            Management................................................           9
  13      Certain Relationships and Related Transactions..............           9

                                   PART IV
  14      Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................          10
          Signatures..................................................          13
          Exhibits....................................................          14

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

KeyCorp, organized in 1958 under the laws of the state of Ohio and registered under the Bank Holding Company Act of 1956, as amended, is headquartered in Cleveland, Ohio, and is engaged primarily in the business of commercial and retail banking. At December 31, 1997, it was one of the nation's largest bank holding companies with consolidated total assets of approximately $73.7 billion. Its subsidiaries provide a wide range of banking, equipment leasing, fiduciary and other financial services to its corporate, individual and institutional customers through four businesses: Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners. These services are provided across much of the country through subsidiaries operating more than 1,000 full-service banking offices in 13 states, a 24-hour telephone banking call center services group and more than 1,900 automated teller machines ("ATMs") as of December 31, 1997. The Corporation and its subsidiaries had approximately 24,595 full-time equivalent employees as of December 31, 1997.

In addition to the customary banking services of accepting deposits and making loans, the bank and trust company subsidiaries provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking services and international banking services. Through its subsidiary banks, trust companies and registered investment adviser subsidiaries, KeyCorp provides investment management services to institutional and individual clients, including large corporate and public retirement plans, Taft-Hartley plans, foundations and endowments, and high net worth individuals. In addition, investment management subsidiaries serve as investment advisers to KeyCorp's proprietary mutual funds.

KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident and health insurance on loans made by subsidiary banks, venture capital, community development financing, securities underwriting and brokerage, automobile financing and other financial services. KeyCorp is an equity participant in joint ventures with a number of other unaffiliated companies in Electronic Payment Services, Inc., which operates ATMs throughout the country, Integrion Financial Network, L.L.C., which is building a platform for electronic banking, and Key Merchant Services, L.L.C., which provides merchant services to businesses.

The following financial data is included in the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

               DESCRIPTION OF FINANCIAL DATA                  PAGE
               -----------------------------                  ----
Selected Financial Data.....................................   28
Average Balance Sheets, Net Interest Income and
  Yields/Rates..............................................   34
Components of Net Interest Income Changes...................   37
Composition of Loans........................................   45
Maturities and Sensitivity of Certain Loans to Changes in
  Interest Rates............................................   46
Securities Available for Sale...............................   47
Investment Securities.......................................   47
Allocation of the Allowance for Loan Losses.................   48
Summary of Loan Loss Experience.............................   49
Summary of Nonperforming Assets and Past Due Loans..........   50
Maturity Distribution of Time Deposits of $100,000 or
  More......................................................   51
Impaired Loans and Other Nonperforming Assets...............   65
Short-Term Borrowings.......................................   66

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

MERGERS, ACQUISITIONS AND DIVESTITURES

The information presented in Note 3, "Mergers, Acquisitions and Divestitures," beginning on page 63 of the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders is incorporated herein by reference.

COMPETITION

The market for banking and related financial services is highly competitive. KeyCorp and its subsidiaries ("Key") compete with other providers of financial services, such as other bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and a growing list of other local, regional and national institutions which offer financial services. Key competes by offering quality products and innovative services at competitive prices.

In recent years, mergers between financial institutions have added competitive pressure to Key's core banking services. In addition, competition is expected to intensify as a consequence of interstate banking and branching laws now in effect which permit banking organizations to expand geographically. See "Supervision and Regulation -- Interstate Banking and Other Recent Legislative and Regulatory Initiatives" herein.

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

In the following discussion, references to statutes and regulations are brief summaries thereof and are qualified in their entirety by reference to the full text of such statutes and regulations. In addition, there are other statutes and regulations not described below that apply to the operation of banking institutions. Changes in the applicable laws, and in their application by regulatory agencies, cannot necessarily be predicted, but they may have a material effect on the business and results of Key.

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

The Corporation's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal banking agencies. In the first quarter of 1997, KeyCorp converted all of its state-chartered bank subsidiaries into separate, full-service national bank subsidiaries, and all of its state-chartered trust company subsidiaries, except Society Trust Company of New York, into separate, national bank subsidiaries limited to fiduciary activities. All of these national banks, Key Bank USA, National Association ("KeyBank USA"), and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). The Corporation's KeyTrust Company, National Associations headquartered in Wyoming and Washington are also subject to regulation by the Federal Reserve Board. In the second quarter of 1997, all of the Corporation's full-service national banks, other than KeyBank National Association in Wyoming (which was sold in the third quarter of 1997), KeyBank USA, and KeyBank National Association in New Hampshire merged into KeyBank National Association headquartered in Ohio. Society Trust Company of New York is a state-chartered trust company subsidiary subject to regulation by the Federal Reserve Board and banking authorities in the State of New York. Because the deposits in all of the Corporation's full-service banking subsidiaries are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over all such banking subsidiaries.

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

Dividend Restrictions

The principal source of cash flow to the Corporation, including cash flow to pay dividends on the Corporation's common shares and debt service on the Corporation's debt, is dividends from its banking and other subsidiaries. Various statutory and regulatory provisions limit the amount of dividends that may be paid to the Corporation by its banking subsidiaries without regulatory approval.

The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. All of the Corporation's banking subsidiaries and trust company subsidiaries, with the exception of Society Trust Company of New York, are national banks and are subject to these restrictions.

In addition, if, in the opinion of a Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends) the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDI Act"), an insured depository institution may not pay any dividend if payment would cause it to become less than "adequately capitalized." See "Regulatory Capital Standards and Related Matters--Prompt Corrective Action." The FDI Act also prohibits the payment of any dividend while the institution is in default in the payment of any assessment due to the FDIC. Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

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

Regulatory Capital Standards and Related Matters

Regulatory Capital. Applicable law and regulation define and prescribe certain minimum quantitative levels of regulatory capital for bank holding companies and their banking subsidiaries, and identify other factors that can affect the overall evaluation of the adequacy of such organizations' regulatory capital. Adequacy of regulatory capital is assessed periodically by the Federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities and commencement of new activities.

Bank holding companies are subject to risk-based capital guidelines adopted by the Federal Reserve Board. These guidelines establish minimum ratios of qualifying capital to risk-weighted assets. Qualifying capital includes Tier 1 capital and Tier 2 capital. Risk-weighted assets are calculated by assigning risk-weights of 0, 20, 50, and 100% to broad categories of assets and off-balance-sheet exposures, based primarily on counterparty credit risk. The required minimum Tier 1 risk-based capital ratio, calculated by dividing Tier 1 capital by risk-weighted assets, is currently 4%. The required minimum total risk-based capital ratio is currently 8%. It is calculated by dividing the sum of Tier 1 capital and Tier 2 capital not in excess of Tier 1 capital, after deductions for investments in certain subsidiaries and associated companies and for reciprocal holdings of capital instruments, by risk-weighted assets.

Tier 1 capital may consist of common stockholders' equity (including common stock, related surplus and retained earnings), qualifying noncumulative perpetual preferred stock (including related surplus), a limited amount of qualifying cumulative perpetual preferred stock (including related surplus), and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain portions of deferred tax assets. Tier 2 capital may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, other qualifying perpetual preferred stock (including related surplus), and limited amounts of term subordinated debt, medium-term preferred stock (including related surplus), and the allowance for loan and lease losses.

In 1997, the Federal Reserve Board adopted amendments to its risk-based capital guidelines requiring a bank holding company having securities trading activity above a threshold amount to measure and hold capital against its exposure to general market risk associated with changes in interest rates, equity prices, exchange rates and commodity prices, as well as for exposure to specific risk associated with equity positions and certain debt positions in its trading portfolio including event and default risk. This capital charge, which may be supported, in part, by Tier 3 capital, is required to be incorporated into the computation of the risk-based capital ratios. Tier 3 capital includes certain types of unsecured subordinated debt. Mandatory compliance with these amendments begins January 1, 1998. At December 31, 1997, Key's Tier 1 and total capital to risk-weighted assets ratios were 6.65% and 10.83%, respectively, and would not have been required to be adjusted for market risk had mandatory compliance with the market risk amendments been required in 1997.

The risk-based capital guidelines also address factors beyond counterparty credit risk which can affect the overall evaluation of the adequacy of regulatory capital. These factors include interest rate risk in non-trading activities, concentrations of credit risk and risks associated with nontraditional activities, as well as management's ability to monitor and control these risks. No standardized explicit risk-based capital charges with respect to these factors have been adopted by the Federal Reserve Board.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board's leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum Tier 1 capital leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets is 3% for bank holding companies that have the highest supervisory rating. All other bank holding companies must maintain a minimum leverage ratio of at least 4% to 5%. Neither Key nor any of its banking affiliates has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. At December 31, 1997, Key's Tier 1 capital leverage ratio was 6.40%.

The Corporation's banking subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 1997, each of the Corporation's banking subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

During 1997, the Federal banking agencies jointly published a number of proposed amendments to their risk-based and leverage capital guidelines. One proposal would amend the Tier 1 capital leverage ratio guidelines so that the most highly rated insured depository institutions and bank holding companies would be subject to a minimum 3% Tier 1 capital leverage ratio, with all others being subject to a minimum 4% Tier 1 capital leverage ratio. Other proposals would amend the risk-based capital guidelines to: (i) include as Tier 2 capital a limited amount of unrealized gains on certain available-for-sale equity securities, (ii) address the treatment of recourse obligations and direct credit substitutes by using credit ratings to match the risk-based capital assessment more closely to relative risk of loss in certain asset securitizations, and
(iii) make uniform the risk-based capital treatment regarding construction loans on presold residential properties, real estate loans secured by junior liens on 1-4 family residential property, and investments in mutual funds. Lastly, the Federal banking agencies have proposed to amend the risk-based and leverage capital guidelines to address the treatment of servicing financial assets, both mortgage and non-mortgage. By December 31, 1997, the Federal banking agencies had not acted upon any of these proposals.

Prompt Corrective Action. The "prompt corrective action" provisions of the FDI Act added by the FDIC Improvement Act of 1991 ("FDICIA") create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution's capital level. This framework and the authority it confers on the Federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, FDIC deposit insurance limits on pass-through deposits, limits on exposure to interbank liabilities, risk-based FDIC deposit insurance premium assessments and expedited action upon regulatory applications.

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories -- "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized"--using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. To be well capitalized, the institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5% and not be subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% or greater and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination) and not be well capitalized. At December 31, 1997, each KeyCorp insured depository institution subsidiary met the requirements for the "well capitalized" capital category. An institution's prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

FDIC DEPOSIT INSURANCE AND FINANCING CORPORATION BOND ASSESSMENTS

Under the FDIC's risk-related insurance assessment system, all insured depository institutions are required to pay annual assessments to the Bank Insurance Fund (the "BIF") or the Savings Association Insurance Fund (the "SAIF") of the FDIC. The assessments are based on the institution's risk classification which, in turn, is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized" and "undercapitalized." The three supervisory subgroups are Group "A" (for financially solid institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund) and Group "C" (for those institutions with a substantial probability of loss to the insurance fund, absent effective corrective action). Based on their risk classifications, the Corporation's banking subsidiaries paid no FDIC deposit insurance premiums during 1997.

With the enactment of the Deposit Insurance Funds Act of 1996 ("Funds Act") all BIF-insured institutions became required to join with SAIF-insured institutions in servicing the 30 year bonds issued by the Financing Corporation ("FICO") in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. The Funds Act established the FICO assessment as separate from and in addition to deposit insurance assessments. The statute requires that the assessment rate for BIF assessable deposits be 1/5 of the assessment rate for SAIF assessable deposits. For the first half of 1997, the annualized FICO assessment rates were set at $.0648 per $100 of SAIF-assessable deposits and $.0130 per $100 of BIF-assessable deposits. Because of growth in the combined assessment bases, the annualized FICO assessment rates for the second half of 1997 declined slightly, to $.0630 per $100 of SAIF-assessable deposits and $.0126 per $100 of BIF-assessable deposits. The 1997 FICO assessment expense to the Corporation's FDIC-insured banking subsidiaries was approximately $6 million.

INTERSTATE BANKING AND OTHER RECENT LEGISLATIVE AND REGULATORY INITIATIVES

Interstate Banking

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. Under the Interstate Act, commencing on September 29, 1995, bank holding companies generally were permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, in general, both national and state-chartered banks are permitted to merge across state lines (and thereby establish interstate branches) commencing on June 1, 1997. States were permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States were also permitted to "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. All states in which the Corporation has banking subsidiaries have "opted in" to the interstate branching provisions. As a result, the Corporation consolidated all of its bank subsidiaries (other than KeyBank USA and KeyBank National Association in New Hampshire) into one national banking institution in mid-1997. The Corporation continues to evaluate its business opportunities with respect to its trust company subsidiaries, and plans for consolidating these subsidiaries are not yet final.

Recent Financial Modernization Proposed Legislation

During 1997, both the U.S. House of Representatives ("House") Committee on Banking and Financial Services and the House Commerce Committee approved and reported to the House Floor different versions of financial modernization legislation proposing to establish a comprehensive framework to permit affiliations among securities firms, insurance companies, commercial banks and, subject to certain limitations, commercial enterprises. Allowing such affiliations would enhance customer choice in the financial services marketplace, eliminate anti-competitive regulatory disparities among financial services providers and increase competition among providers of financial services. Both versions, however, address numerous controversial issues for which no consensus has yet been reached by Congress or within the banking industry. Among the most important of these issues are: to what extent financial services activities should be permitted to be conducted by an insured depository institution versus a bank holding company; what role should state regulators have regarding insurance activities; and what will be the future of the thrift charter. It is impossible to predict whether or in what form these or other similar legislative proposals may be adopted in the future, and, if adopted, what their effect will be on Key.

Recent Regulatory Initiatives

In late 1996, the OCC adopted a substantially revised regulation dealing with the corporate activities of national banks. The revised regulation contained a provision which provided a framework within which the OCC could approve activities to be conducted within an operating subsidiary of a national bank which the OCC determines to be part of, or incidental to, the business of banking but which could not be lawfully conducted by the parent bank itself. In December of 1997, the OCC approved its first application within this framework for limited securities activities. It is unclear at this time, however, whether and to what extent this regulatory initiative may expand the overall mix of permissible activities within a banking organization.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KeyBank National Association and KeyBank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 1997, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the banking subsidiaries of KeyCorp owned 586 of their branch banking offices and leased 429 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-year leases from inception. Additional information pertaining to KeyCorp's properties is presented in Note 1, "Summary of Significant Accounting Policies," beginning on page 60 of the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders and is incorporated herein by reference.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

On August 29, 1997, the Corporation issued an aggregate of 3,336,118 pre-split KeyCorp Common Shares pursuant to the exemption from registration under Rule 506 of the Securities Act of 1933, as amended ("the 1933 Act"). The KeyCorp Common Shares were issued in a tax-free exchange in which KeyCorp acquired 100% of the outstanding shares of Champion Mortgage Co., Inc. ("Champion"). In privately issuing the KeyCorp Common Shares in this transaction, KeyCorp relied on the fact that the KeyCorp Common Shares were acquired by no more than 35 persons who were not accredited investors and that each non-accredited investor, either alone or together with his or her purchaser representative(s), was capable of evaluating the investment. The KeyCorp Common Shares issued to the former shareholders of Champion were subsequently registered with the Securities and Exchange Commission pursuant to a registration statement (No. 333-37287) that was declared effective on October 23, 1997. Further information pertaining to the Champion acquisition is included in Note 3, "Mergers, Acquisitions, and Divestitures" beginning on page 63 of the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders and is incorporated herein by reference.

The dividend restrictions discussion beginning on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders are incorporated herein by reference:

                                                              PAGE
                                                              ----
Discussion of Common Shares and shareholder information
  presented in the Capital and Dividends section............   52
Presentation of quarterly market price and cash dividends
  per Common Share..........................................   54
Discussion of dividend restrictions presented in Note 15,
  Commitments, Contingent Liabilities and Other
  Disclosures...............................................   73

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 28 of the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 25 through 54 of KeyCorp's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 54 and on pages 56 through 78, respectively, of the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 7, 1998, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or about March 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 7, 1998, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 7, 1998, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its final proxy statement on or about March 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 7, 1998, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or about March 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 7, 1998, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or about March 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, included in the Financial Review section of KeyCorp's 1997 Annual Report to Shareholders are incorporated herein by reference:

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors.........    55
  Consolidated Balance Sheets at December 31, 1997 and
     1996...................................................    56
  Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995.......................    57
  Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 1997, 1996 and 1995...    58
  Consolidated Statements of Cash Flow for the Years Ended
     December 31, 1997, 1996 and 1995.......................    59
  Notes to Consolidated Financial Statements................    60

(a)(2) FINANCIAL STATEMENT SCHEDULES

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

      3.2          Amended and Restated Regulations of KeyCorp effective May
                   15, 1997. Filed as Exhibit 2 to Form 8-A/A filed on June 19,
                   1997, and incorporated herein by reference.

      4.1          Restated Rights Agreement, dated as of May 15, 1997, between
                   KeyCorp and KeyBank National Association, as Rights Agent.
                   Filed as Exhibit 1 to Form 8-A filed on June 19, 1997, and incorporated herein by reference.

     10.1          KeyCorp Short Term Incentive Compensation Plan (January 1,
                   1997 Restatement). Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.2          KeyCorp Long Term Cash Incentive Compensation Plan (January
                   1, 1997 Restatement). Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.3          KeyCorp Long Term Incentive Plan (January 1, 1998).

     10.4          KeyCorp Annual Incentive Plan (January 1, 1998).

     10.5 Form of Change of Control Agreements between KeyCorp and certain executive officers of KeyCorp effective November 20, 1997.

     10.6 Form of Stock Performance Option Grants between KeyCorp and certain executive officers of KeyCorp, dated January 15, 1997. Filed as Exhibit 10.35 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.7          Form of Stock Performance Option Grants between KeyCorp and
                   Robert W. Gillespie, dated January 2, 1998.

     10.8 Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie effective November 21, 1996. Filed as Exhibit 10.33 to Form 10-K for the year ended December
                   31, 1996, and incorporated herein by reference.

     10.9 Employment Agreement between KeyCorp and Henry L. Meyer III, dated May 5, 1997. Filed As Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.10         Amendment to Employment Agreement between KeyCorp and Henry
                   L. Meyer III, dated November 20, 1997.

     10.11         Employment Agreement between KeyCorp and Gary Allen, dated
                   July 1, 1993. Filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1994, and incorporated by reference.

     10.12 Letter Agreement between KeyCorp and Thomas C. Stevens, dated May 10, 1996 and amended April 7, 1997.

     10.13         Society Corporation 1984 Stock Option Plan, as amended.
                   Filed as Exhibit 10.14 to Form 10-K for the year ended
                   December 31, 1995, and incorporated herein by reference.

     10.14         Society Corporation 1988 Stock Option Plan, amended as of
                   September 19, 1996. Filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.15         KeyCorp Directors' Stock Option Plan (November 17, 1994
                   Restatement). Filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.16         KeyCorp 1988 Stock Option Plan as Amended and Restated as of
                   September 19, 1996. Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.17         KeyCorp 1997 Stock Option Plan for Directors effective
                   January 16, 1997.

     10.18         First Amendment to KeyCorp 1997 Stock Option Plan for
                   Directors dated November 19, 1997.

     10.19 Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April
                   1, 1997. Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.20         Trust Agreement (Executive Benefits Rabbi Trust), dated
                   November 3, 1988. Filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

     10.21         KeyCorp Umbrella Trust for Executives, between KeyCorp and
                   National Bank of Detroit dated July 1, 1990. Filed as
                   Exhibit 10.27 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.22         KeyCorp Umbrella Trust for Directors, between KeyCorp and
                   National Bank of Detroit dated July 1, 1990. Filed as
                   Exhibit 10.28 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.23         Amended and Restated Director Deferred Compensation Plan
                   (April 15, 1996 Amendment and Restatement). Filed as Exhibit
                   10 to form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

     10.24         Ameritrust Corporation Deferred Compensation Plan. Filed as
                   Exhibit 10.21 to Form 10-K for the year ended December 31,
                   1995, and incorporated herein by reference (the Plan will be merged into KeyCorp Deferred Compensation Plan effective
                   April 1, 1998).

     10.25         KeyCorp Directors' Survivor Benefit Plan, effective
                   September 1, 1990. Filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.


     10.26 KeyCorp Executive Supplemental Pension Plan, amended, restated and effective August 1, 1996. Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.27         First Amendment to KeyCorp Executive Supplemental Pension
                   Plan, effective January 1, 1997.

     10.28         KeyCorp Amended and Restated 1991 Equity Compensation Plan
                   (Amended as of September 19, 1996).

     10.29         KeyCorp Supplemental Retirement Benefit Plan for Key
                   Executives, effective July 1, 1990 and restated August 16,
                   1990. Filed as Exhibit 10.26 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.30 KeyCorp Excess 401(k) Savings Plan as Amended and Restated as of January 1, 1997. Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.31         KeyCorp Survivor Benefit Plan, effective September 1, 1990.
                   Filed as Exhibit 10.24 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.32 KeyCorp Supplemental Retirement Plan, amended, restated and effective August 1, 1996.

     10.33         KeyCorp Excess Cash Balance Pension Plan, effective August 1,
                   1996. Filed as Exhibit 10.31 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.34 KeyCorp Universal Life Insurance Plan. Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     10.35         KeyCorp Supplemental Long Term Disability Plan. Filed as
                   Exhibit 10.16 to Form 10-K for the year ended December 31,
                   1993, and incorporated herein by reference.

     10.36         Old KeyCorp Supplemental Disability Plan (Specimen Document).
                   Filed as Exhibit 10.17 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.37         KeyCorp Deferred Compensation Plan, effective January 1,
                   1997. Filed as Exhibit 10.36 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     12            Statement re: Computation of Ratios.

     13            KeyCorp 1997 Annual Report to Shareholders.

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

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                          KEYCORP

                                          /S/ THOMAS C. STEVENS

                                          --------------------------------------
                                          THOMAS C. STEVENS
                                          Senior Executive Vice President,
                                          General Counsel and Secretary
                                          March 19, 1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

         SIGNATURE                    TITLE
         ---------                    -----

* Robert W. Gillespie         Chairman and Chief
                              Executive Officer
                              (Principal Executive
                              Officer)

* K. Brent Somers             Senior Executive Vice
                              President and Chief
                              Financial Officer
                              (Principal Financial
                              Officer)

* Lee G. Irving               Executive Vice
                              President and Chief
                              Accounting Officer
                              (Principal Accounting
                              Officer)

* Cecil D. Andrus             Director

* William G. Bares            Director

* Albert C. Bersticker        Director

* Dr. Carol A. Cartwright     Director

* Thomas A. Commes            Director

         SIGNATURE                    TITLE
         ---------                    -----

* Kenneth M. Curtis           Director

* John C. Dimmer              Director

* Stephen R. Hardis           Director

* Henry S. Hemingway          Director

* Charles R. Hogan            Director

* Douglas J. McGregor         Director

* Henry L. Meyer III          President, Chief
                              Operating Officer and
                              Director

* Steven A. Minter            Director

* M. Thomas Moore             Director

* Richard W. Pogue            Director

* Ronald B. Stafford          Director

* Dennis W. Sullivan          Director

* Peter G. Ten Eyck, II       Director

* Nancy B. Veeder             Director

                                          /s/ Thomas C. Stevens

                                          * By Thomas C. Stevens,
                                            attorney-in-fact
                                           March 19, 1998