Form 10-Q
period 1998-03-31
KEYCORP /NEW/
filed 1998-05-15
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        34-6542451
-----------------------------------------       --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

127 PUBLIC SQUARE, CLEVELAND, OHIO                       44114-1306
-----------------------------------------       --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Shares with a par value of $1 each            440,071,075 Shares
 -------------------------------------------    --------------------------------
              (Title of class)                   (Outstanding at April 30, 1998)

                    The number of pages of this report is 46.

                                     KEYCORP

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                               Page Number
          --------------------                                                               -----------

          Consolidated Balance Sheets --
             March 31, 1998, December 31, 1997 and March 31, 1997                                 3

          Consolidated Statements of Income --
             Three months ended March 31, 1998 and 1997                                           4

          Consolidated Statements of Changes in Shareholders' Equity --
             Three months ended March 31, 1998 and 1997                                           5

          Consolidated Statements of Cash Flow --
             Three months ended March 31, 1998 and 1997                                           6

          Notes to Consolidated Financial Statements                                              7

          Independent Accountants' Review Report                                                  18

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                                            19
             -------------------------



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       45
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                                        45
          --------------------------------

          Signature                                                                               45

PART I.  FINANCIAL INFORMATION
                                                        KEYCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                        MARCH 31,    DECEMBER 31,        MARCH 31,
dollars in millions                                                                          1998            1997             1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)                      (UNAUDITED)
ASSETS
Cash and due from banks                                                                  $  3,287        $  3,651         $  3,242
Short-term investments                                                                      1,171           1,928              502
Securities available for sale                                                               7,115           7,708            7,971
Investment securities (fair value: $1,213, $1,262 and $1,657)                               1,182           1,230            1,628
Loans, net of unearned income of $1,235, $1,197 and $857                                   54,900          53,380           49,724
       Less: Allowance for loan losses                                                        900             900              870
-----------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                           54,000          52,480           48,854
Premises and equipment                                                                        924             985            1,057
Goodwill                                                                                    1,052           1,071              811
Other intangible assets                                                                        99             105              130
Corporate owned life insurance                                                              1,921           1,895            1,535
Other assets                                                                                2,447           2,646            2,163
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                       $73,198         $73,699          $67,893
                                                                                          =======         =======          =======

LIABILITIES
    Deposits in domestic offices:
    Noninterest-bearing                                                                  $  9,083        $  9,368         $  8,986
    Interest-bearing                                                                       32,253          32,005           34,318
Deposits in foreign offices - interest-bearing                                                325           3,700              935
-----------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                      41,661          45,073           44,239
Federal funds purchased and securities sold under repurchase agreements                     6,468           6,979            7,509
Bank notes and other short-term borrowings                                                  7,442           5,967            4,261
Other liabilities                                                                           2,498           2,303            1,936
Long-term debt                                                                              9,041           7,446            4,774
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                   67,110          67,768           62,719

Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of
    the Corporation (See Note 8)                                                              750             750              500

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                       --              --               --
Common Shares, $1 par value; authorized 900,000,000 shares;
    issued 491,888,780, 491,888,780 and 245,944,390 shares                                    492             492              246
Capital surplus                                                                             1,284           1,283            1,479
Retained earnings                                                                           4,743           4,611            4,180
Loans to ESOP trustee                                                                         (42)            (42)             (49)
Treasury stock, at cost (52,573,384, 53,824,950 and 26,362,727 shares)                     (1,147)         (1,174)          (1,065)
Accumulated other comprehensive income                                                          8              11             (117)
-----------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                           5,338           5,181            4,674
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities, capital securities and shareholders' equity                     $73,198         $73,699          $67,893
                                                                                          =======         =======          =======

-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
dollars in millions, except per share amounts                                           1998              1997
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                                 $1,165            $1,095
Taxable investment securities                                                              3                 3
Tax-exempt investment securities                                                          13                18
Securities available for sale                                                            129               134
Short-term investments                                                                    17                 5
---------------------------------------------------------------------------------------------------------------
   Total interest income                                                               1,327             1,255

INTEREST EXPENSE
Deposits                                                                                 347               353
Federal funds purchased and securities sold under repurchase agreements                   93                88
Bank notes and other short-term borrowings                                                98                57
Long-term debt                                                                           125                68
---------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                663               566
---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                      664               689
Provision for loan losses                                                                 77                67
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                      587               622

NONINTEREST INCOME
Service charges on deposit accounts                                                       78                71
Trust and asset management income                                                         77                64
Investment banking and capital markets income                                             47                18
Credit card fees                                                                          15                23
Insurance and brokerage income                                                            22                21
Corporate owned life insurance income                                                     23                19
Loan securitization income                                                                10                 1
Net securities gains                                                                       2                --
Gains from sales of branches/subsidiaries                                                 29                --
Other income                                                                              53                42
---------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                              356               259

NONINTEREST EXPENSE
Personnel                                                                                294               290
Net occupancy                                                                             56                56
Equipment                                                                                 43                43
Amortization of intangibles                                                               23                21
Marketing                                                                                 28                21
Professional fees                                                                         17                11
Other expense                                                                            139               133
---------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                             600               575

INCOME BEFORE INCOME TAXES                                                               343               306
Income taxes                                                                             108                94
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $   235           $   212
                                                                                     ========          =======
Per Common Share:
   Net income                                                                           $.53              $.48
   Net Income - assuming dilution                                                        .53               .47
Weighted average Common Shares outstanding (000)                                     438,589           443,340
Weighted average Common Shares and potential Common
   Shares outstanding (000)                                                          444,836           448,558

---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                                             LOANS TO      TREASURY
                                                                  COMMON        CAPITAL       RETAINED           ESOP         STOCK
dollars in millions, except per share amounts                     SHARES        SURPLUS       EARNINGS        TRUSTEE       AT COST
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                        $246         $1,484         $4,060           $(49)      $  (854)
Net income                                                                                         212
Other comprehensive income:
       Adjustment related to change in accounting for
       transfers of financial assets, net of deferred
       tax benefit of $(25)
       Net unrealized losses on securities available
       for sale, net of income taxes of $(38) (1)

                  Total comprehensive income

Cash dividends on Common Shares ($.21 per share)                                                   (92)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-1,007,626 net
       shares                                                                        (5)                                         47
Repurchase of Common Shares-4,880,000 shares                                                                                   (258)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                           $246         $1,479         $4,180           $(49)      $(1,065)
                                                                    =====        =======        =======          =====      ========

------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                                        $492         $1,283         $4,611           $(42)      $(1,174)
Net income                                                                                         235
Other comprehensive income:
       Net unrealized losses on securities available
       for sale, net of income taxes of $(2) (1)

                  Total comprehensive income

Cash dividends on Common Shares ($.235 per share)                                                 (103)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-1,251,566 net
       shares                                                                         1                                          27
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                           $492         $1,284         $4,743           $(42)      $(1,147)
                                                                    =====        =======        =======          =====      ========

------------------------------------------------------------------------------------------------------------------------------------

                                                                    ACCUMULATED
                                                                          OTHER
                                                                  COMPREHENSIVE          COMPREHENSIVE
dollars in millions, except per share amounts                            INCOME                 INCOME
--------------------------------------------------------------------------------     ------------------
BALANCE AT DECEMBER 31, 1996                                              $  (6)
Net income                                                                                        $212
Other comprehensive income:
       Adjustment related to change in accounting for
       transfers of financial assets, net of deferred
       tax benefit of $(25)                                                 (43)                   (43)
       Net unrealized losses on securities available
       for sale, net of income taxes of $(38) (1)                           (68)                   (68)
                                                                                     ------------------
                  Total comprehensive income                                                      $101
                                                                                                  ====
Cash dividends on Common Shares ($.21 per share)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-1,007,626 net
       shares
Repurchase of Common Shares-4,880,000 shares
--------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                                                 $(117)
                                                                          ======

--------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                                              $  11
Net income                                                                                        $235
Other comprehensive income:
       Net unrealized losses on securities available
       for sale, net of income taxes of $(2) (1)                             (3)                    (3)
                                                                                     ------------------
                  Total comprehensive income                                                      $232
                                                                                                  ====
Cash dividends on Common Shares ($.235 per share)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-1,251,566 net
       shares
--------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                                 $   8
                                                                          =====

--------------------------------------------------------------------------------

(1)  Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
in millions                                                                                 1998               1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $   235            $   212
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 77                 67
    Depreciation expense                                                                      35                 39
    Amortization of intangibles                                                               23                 21
    Net gains from sales of branches/subsidiaries                                            (29)                --
    Net securities gains                                                                      (2)                --
    Deferred income taxes                                                                     60                  2
    Net (increase) decrease in mortgage loans held for sale                                 (263)                17
    Net (increase) decrease in trading account assets                                        150                (83)
    Decrease in accrued restructuring charge                                                 (11)               (36)
    Other operating activities, net                                                          309                 68
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    584                307
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                     (1,423)            (1,101)
Loans sold                                                                                    71                528
Purchases of investment securities                                                           (26)              (122)
Proceeds from sales of investment securities                                                  11                  7
Proceeds from prepayments and maturities of investment securities                             78                 91
Purchases of securities available for sale                                                   (21)              (867)
Proceeds from sales of securities available for sale                                          18                (37)
Proceeds from prepayments and maturities of securities available for sale                    597                690
Net decrease in other short-term investments                                                 607                277
Purchases of premises and equipment                                                          (16)               (60)
Proceeds from sales of premises and equipment                                                 42                 30
Proceeds from sales of other real estate owned                                                 2                  4
Net cash paid for sales of branches/subsidiaries                                             (89)                --
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (149)              (560)
FINANCING ACTIVITIES
Net decrease in deposits                                                                  (3,271)            (1,078)
Net increase in short-term borrowings                                                        965                876
Net proceeds from issuance of long-term debt                                               1,693                650
Payments on long-term debt                                                                  (102)               (89)
Purchases of treasury shares                                                                  --               (258)
Proceeds from issuance of common stock pursuant to employee
    benefit and dividend reinvestment plans                                                   19                 42
Cash dividends                                                                              (103)               (92)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (799)                51
--------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                     (364)              (202)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             3,651              3,444
--------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                 $ 3,287            $ 3,242
                                                                                         =======            =======

--------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                           $637               $539
    Income taxes received                                                                     22                 21
    Net amount received on portfolio swaps                                                     3                 18
Noncash items:
    Transfer of other assets to securities available for sale                                 --               $280

--------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries ("Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1997 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

As of January 1, 1998, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The new statement requires Key's unrealized gains or losses on securities available for sale, which prior to adoption were reported as a separate component of shareholders' equity, to be included in other comprehensive income. Since SFAS No. 130 requires only the disclosure and presentation in a prescribed format of information customarily presented elsewhere in the financial statements, it had no impact on Key's financial position or results of operations. Prior year financial statements have been reclassified to conform with the new requirements. Comprehensive income is presented in the Statement of Changes in Shareholders' Equity on page 5.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision-makers use to assess performance and make decisions about resource allocation. Key expects that its reportable operating segments will be its major lines of business. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. Comparative information presented for earlier periods must be restated. Key will include the disclosures required by SFAS No. 131 in its December 31, 1998, financial statements.

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per Common Share is as follows:

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                               ---------------------------------------
dollars in millions, except per share amounts                                           1998                     1997
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $235                     $212
                                                                                        ====                     ====

----------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average Common Shares outstanding (000)                                 438,589                  443,340
    Potential Common Shares outstanding  (000) (1)                                     6,247                    5,218

----------------------------------------------------------------------------------------------------------------------
    Weighted average Common Shares and potential
        Common Shares outstanding  (000)                                             444,836                  448,558
                                                                                     =======                  =======

----------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per Common Share                                                         $ .53                    $ .48
   Net income per Common Share - assuming dilution                                       .53                      .47

----------------------------------------------------------------------------------------------------------------------

(1)  Dilutive common stock options.

                    3. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGERS AND ACQUISITIONS
Business combinations completed by Key during 1997 (both of which were accounted for as purchases) are summarized below. There were no such transactions during the three-month period ended March 31, 1998.


dollars in millions                                                                                    COMMON
                                               LOCATION               DATE          ASSETS      SHARES ISSUED
--------------------------------------------------------------------------------------------------------------
Champion Mortgage Co., Inc.                  New Jersey        August 1997          $  317        3,336,118(1)

Leasetec Corporation                           Colorado          July 1997           1,080         See note(2)
--------------------------------------------------------------------------------------------------------------

1  Pre-split Common Shares.

2 In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been publicly disclosed.


CHAMPION MORTGAGE CO., INC.
On August 29, 1997, Key acquired Champion Mortgage Co., Inc. ("Champion"), a home equity finance company headquartered in Parsippany, New Jersey. Under the terms of the agreement, 3,336,118 pre-split Common Shares, with a value of approximately $200 million, were exchanged for all of the outstanding shares of Champion common stock in a transaction structured as a tax-free exchange and accounted for as a purchase. The agreement also provides an opportunity for Champion's shareholders to receive additional consideration in the form of Key Common Shares valued at up to $100 million in the event that certain performance targets related to significant increases in profitability and origination volumes established at the date of closing are achieved over the three-year period following the closing. In connection with the transaction, Key recorded goodwill of approximately $195 million, which is being amortized using the straight-line method over a period of 25 years. At closing, Champion became a wholly owned subsidiary of Key Bank USA, National Association ("KeyBank USA"), a wholly owned subsidiary of the parent company.

LEASETEC CORPORATION
On July 1, 1997, Key acquired an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), an equipment leasing company headquartered in Boulder, Colorado, with operations in the United States and overseas. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of approximately $126 million, which is being amortized using the straight-line method over a period of 25 years.

COMPLETED DIVESTITURES

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold a 51% interest in Key Merchant Services, LLC ("Key Merchant"), a wholly owned subsidiary formed to provide merchant services to businesses, to NOVA Information Systems, Inc. ("NOVA"). A $23 million gain ($14 million after tax) was recognized at the time of closing. Under the terms of the agreement with NOVA, Key can receive additional consideration at the end of each of the next three years (through 2000), provided certain revenue-related performance targets are met. In accordance with a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

KEYBANK NATIONAL ASSOCIATION (WYOMING)
On July 14, 1997, Key sold KeyBank National Association (Wyoming) ("KeyBank Wyoming"), its 28-branch Wyoming bank subsidiary. KeyBank Wyoming had assets and deposits of approximately $1.1 billion and $931 million, respectively, at the time of the transaction. A $53 million ($35 million after tax) gain was realized on the KeyBank Wyoming sale and included in gains from sales of branches/subsidiaries on the income statement.

BRANCH DIVESTITURES
On November 26, 1996, Key announced its intention to divest approximately 140 branch offices (including the 28 branches associated with the sale of KeyBank Wyoming). During the first three months of 1998, 13 such branches with deposits of approximately $140 million were sold, resulting in aggregate gains of $6 million ($4 million after tax) which were recorded in gains from sales of branches/subsidiaries on the income statement. During the last three quarters of 1997, excluding the KeyBank Wyoming transaction, 76 such branches with deposits of approximately $1.3 billion were sold, resulting in aggregate gains of $98 million ($62 million after tax) which were recorded in gains from sales of branches/subsidiaries on the income statement. As of April 30, 1998, contracts have been entered into to sell a total of 33 other branch offices with deposits of approximately $571 million. The sales of these remaining branches are expected to close during the second quarter of 1998.

                                  4. SECURITIES

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($385 million, $535 million and $120 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity. Gains and losses from sales of securities available for sale are computed using the specific identification method and included in net securities gains (losses) on the income statement.

The amortized cost, unrealized gains and losses and approximate fair value of securities were as follows:


                                                                           MARCH 31, 1998
                                                  -----------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED           FAIR
in millions                                                 COST           GAINS          LOSSES          VALUE
-------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations             $   141           $   2              --        $   143
    States and political subdivisions                         63               1              --             64
    Collateralized mortgage obligations                    3,660              11           $   5          3,666
    Other mortgage-backed securities                       2,762              43              14          2,791
    Residual interests in securitizations                    414              --              32            382
    Other securities                                          61               8              --             69
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale              $ 7,101           $  65           $  51        $ 7,115
                                                          =======           =====           =====        ======
INVESTMENT SECURITIES
    States and political subdivisions                    $   918           $  31              --        $   949
    Other securities                                         264              --              --            264
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                      $ 1,182           $  31              --        $ 1,213
                                                          =======           =====           ====         ======

-------------------------------------------------------------------------------------------------------------------

                                                                        DECEMBER 31, 1997
                                                  -----------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED           FAIR
in millions                                                 COST           GAINS          LOSSES          VALUE
-------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations             $   202           $   2              --        $   204
    States and political subdivisions                         52              --              --             52
    Collateralized mortgage obligations                    4,045               9           $   3          4,051
    Other mortgage-backed securities                       2,908              53              10          2,951
    Residual interests in securitizations                    418              --              44            374
    Other securities                                          75               1              --             76
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale              $ 7,700           $  65           $  57        $ 7,708
                                                          =======            ====            ====        ======
INVESTMENT SECURITIES
    States and political subdivisions                    $   973           $  32              --        $ 1,005
    Other securities                                         257              --              --            257
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                      $ 1,230           $  32              --        $ 1,262
                                                          =======            ====           ====         ======

-------------------------------------------------------------------------------------------------------------------

                                                                         MARCH 31, 1997
                                                  -----------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED           FAIR
in millions                                                 COST           GAINS          LOSSES          VALUE
-------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  529             $ 2            $  8         $  523
    States and political subdivisions                         41              --              --             41
    Collateralized mortgage obligations                    3,720               1              60          3,661
    Other mortgage-backed securities                       3,467              25              77          3,415
    Residual interests in securitizations                    300              --              66            234
    Other securities                                          96               1              --             97
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $8,153             $29            $211         $7,971
                                                          =======            ====           =====        ======
INVESTMENT SECURITIES
    States and political subdivisions                     $1,401             $31              $2         $1,430
    Other securities                                         227              --              --            227
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,628             $31              $2         $1,657
                                                          =======            ====             ===        ======

-------------------------------------------------------------------------------------------------------------------


                                    5. LOANS

Loans, net of unearned income, are summarized as follows:


                                                           MARCH 31,       DECEMBER 31,           MARCH 31,
in millions                                                     1998               1997                1997
------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                       $14,526            $14,023             $12,826
Real estate-- commercial mortgage                              6,953              6,952               7,107
Real estate-- construction                                     2,511              2,231               1,747
Commercial lease financing                                     4,092              3,990               2,595
------------------------------------------------------------------------------------------------------------
    Total commercial loans                                    28,082             27,196              24,275
Real estate-- residential mortgage                             6,107              6,204               6,164
Home equity                                                    5,482              5,421               4,868
Credit card                                                    1,449              1,521               1,748
Consumer--direct                                               2,201              2,188               2,227
Consumer--indirect                                             8,268              7,989               7,930
------------------------------------------------------------------------------------------------------------
    Total consumer loans                                      23,507             23,323              22,937
Loans held for sale                                            3,311              2,861               2,512
------------------------------------------------------------------------------------------------------------
    Total loans                                              $54,900            $53,380             $49,724
                                                             ========           ========            =======

------------------------------------------------------------------------------------------------------------

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain loans. Additional information pertaining to the notional amount, fair value and weighted average rate of such swaps as of March 31, 1998, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

Changes in the allowance for loan losses are summarized as follows:

                                                          THREE MONTHS ENDED MARCH 31,
in millions                                                     1998               1997
----------------------------------------------------------------------------------------
Balance at beginning of period                                 $ 900               $870
Charge-offs                                                     (100)               (89)
Recoveries                                                        23                 22
----------------------------------------------------------------------------------------
    Net charge-offs                                              (77)               (67)
Provision for loan losses                                         77                 67
----------------------------------------------------------------------------------------
    Balance at end of period                                   $ 900               $870
                                                               =====               ====

----------------------------------------------------------------------------------------

                6. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At March 31, 1998, impaired loans totaled $189 million. Included in this amount are $84 million of impaired loans for which the specifically allocated allowance for loan losses is $26 million, and $105 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, impaired loans totaled $196 million, of which $91 million had a specifically allocated allowance of $26 million and $105 million were carried at their estimated fair value. The average investment in impaired loans for the first quarter of 1998 and 1997 was $193 million and $192 million, respectively.

Nonperforming assets were as follows:


                                                               MARCH 31,       DECEMBER 31,          MARCH 31,
in millions                                                         1998               1997               1997
---------------------------------------------------------------------------------------------------------------
Impaired loans                                                      $189               $196               $193
Other nonaccrual loans                                               184                185                178
---------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                                        373                381                371
Other real estate owned ("OREO")                                      67                 66                 62
Allowance for OREO losses                                            (24)               (21)               (10)
---------------------------------------------------------------------------------------------------------------
    OREO, net of allowance                                            43                 45                 52
Other nonperforming assets                                             5                  5                  2
---------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                      $421               $431               $425
                                                                    =====              =====              ====

---------------------------------------------------------------------------------------------------------------


Impaired loans are evaluated individually. The fair value of collateral, if any, or estimates of the present value of the estimated future cash flows on the loan are used to determine the extent of impairment. When such amounts do not support the carrying amount of the loan, the amount which management deems uncollectible is charged to the allowance for loan losses. In instances where collateral or other sources of repayment are sufficient, yet uncertainty exists regarding the ultimate repayment, an allowance is specifically allocated for in the allowance for loan losses.

Key excludes smaller-balance, homogeneous nonaccrual loans (shown in the above table as "Other nonaccrual loans") from impairment evaluation. Generally, this portfolio includes loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. Key applies historical loss experience rates to these loans, adjusted based on management's assessment of emerging credit trends and other factors. The resulting loss estimates are specifically allocated for by loan type in the allowance for loan losses.

                                7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:


                                                                       MARCH 31,     DECEMBER 31,       MARCH 31,
dollars in millions                                                         1998             1997            1997
------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(1)                              $  469           $  493          $  507
Subordinated medium-term notes due through 2005(1)                           182              183             183
7.50%    Subordinated notes due 2006(2)                                      250              250             250
6.75%    Subordinated notes due 2006(2)                                      200              200             200
8.125%   Subordinated notes due 2002(2)                                      199              199             199
8.00%    Subordinated notes due 2004                                         125              125             125
8.40%    Subordinated capital notes due 1999(3)                               75               75              75
8.404%   Notes due through 2001                                               42               42              49
All other long-term debt(9)                                                   14               14              15
------------------------------------------------------------------------------------------------------------------
   Total parent company(10)                                                1,556            1,581           1,603

Senior medium-term bank notes due through 2002(4)                          4,369            3,103           1,804
Senior euro medium-term bank notes due through 2007(5)                       864              840              --
6.95%    Subordinated notes due 2028(6)                                      300               --              --
7.25%    Subordinated notes due 2005(6)                                      200              200             200
7.85%    Subordinated notes due 2002(6)                                      200              200             200
6.75%    Subordinated notes due 2003(6)                                      200              200             200
7.50%    Subordinated notes due 2008(6)                                      165              165             165
7.125%   Subordinated notes due 2006(6)                                      250              250             250
7.55%    Subordinated notes due 2006(6)                                       75               75              75
7.375%   Subordinated notes due 2008(6)                                       70               70              70
Lease financing debt due through 2003(7)                                     496              549              --
Federal Home Loan Bank advances due through 2014(8)                          264              163             193
All other long-term debt(9)                                                   32               50              14
------------------------------------------------------------------------------------------------------------------
   Total subsidiaries(11)                                                  7,485            5,865           3,171
------------------------------------------------------------------------------------------------------------------
      Total long-term debt                                                $9,041           $7,446          $4,774
                                                                          ======           ======          ======

------------------------------------------------------------------------------------------------------------------


Portfolio interest rate swaps, caps and floors are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain long-term debt. Additional information pertaining to the notional amount, fair value and weighted average rate of such financial instruments as of March 31, 1998, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

1 At March 31, 1998, December 31, 1997 and March 31, 1997, the senior medium-term notes had weighted average interest rates of 6.82%, 6.64% and 6.56%, respectively, and the subordinated medium-term notes had weighted average interest rates of 6.95%, 6.90% and 7.07%, respectively. These notes had a combination of both fixed and floating interest rates.

2 The 7.50%, 6.75% and 8.125% subordinated notes may not be redeemed or prepaid prior to maturity.

3 The 8.40% subordinated capital notes may, at maturity, be exchanged for common stock, preferred stock or other eligible securities having a market value equal to the principal amount of the notes.

4 At March 31, 1998, December 31, 1997 and March 31, 1998, senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.33%, 5.51% and 6.54% respectively. These notes had a combination of both fixed and floating interest rates.

5 At March 31, 1998 and December 31, 1997, the senior euro medium-term bank notes had weighted average interest rates of 5.93% and 5.91%, respectively. These notes are obligations of KeyBank National Association ("KeyBank N. A.") and had fixed and floating interest rates based on the three-month London Interbank Offered Rate ("LIBOR"). As of March 31, 1998, the $5.0 billion Euronote Program had an unused capacity of $4.1 billion.

6 The subordinated notes are all obligations of KeyBank N. A., with the exception of the 7.55% note which is an obligation of KeyBank USA. These notes may not be redeemed prior to their respective maturity dates.

7 At March 31, 1998 and December 31, 1997, lease financing debt had a weighted average interest rate of 7.12% and represented primarily nonrecourse debt collateralized by lease equipment under operating, direct financing and sales type leases.

8 At March 31, 1998, long-term advances from the Federal Home Loan Bank ("FHLB") had adjustable and fixed interest rates ranging from 5.23% to 12.125%. Real estate loans and securities of $368 million, $218 million and $257 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively, collateralize FHLB advances.

9 Other long-term debt at March 31, 1998, December 31, 1997 and March 31, 1997, consisted of industrial revenue bonds, capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average interest rates of 8.03%, 8.06% and 7.48%, respectively.

10 At March 31, 1998, unused capacity under the parent company's shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes.

11 As of March 31, 1998, the Bank Note Program had an unused capacity of $8.2 billion.

                              8. CAPITAL SECURITIES

The corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the Corporation ("capital securities") were issued by three business trusts, KeyCorp Institutional Capital A ("Capital A"), KeyCorp Institutional Capital B ("Capital B") and KeyCorp Institutional Capital C ("Capital C"), all of whose common securities are owned by the parent company. Capital A and Capital B were formed in the fourth quarter of 1996, and Capital C was formed in the second quarter of 1997. The proceeds from the issuances of the capital securities and common securities were used to purchase debentures of the parent company. Capital A and Capital B hold solely junior subordinated deferrable interest debentures of the parent company. Capital C holds solely coupon adjusted pass-through security debentures of the parent company. Both the debentures and related income statement effects are eliminated in Key's financial statements.

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

The capital securities, common securities and related debentures are summarized as follows:


                                                                                  INTEREST RATE               MATURITY
                                                               PRINCIPAL             OF CAPITAL             OF CAPITAL
                          CAPITAL            COMMON            AMOUNT OF         SECURITIES AND         SECURITIES AND
dollars in millions       SECURITIES(1)      SECURITIES       DEBENTURES (2)         DEBENTURES             DEBENTURES
----------------------------------------------------------------------------------------------------------------------------
March 31, 1998
     Capital A                  $350                $11             $361                  7.826%                 2026
     Capital B                   150                  4              154                  8.250                  2026
     Capital C                   250                  8              258                  6.625                  2029
----------------------------------------------------------------------------------------------------------------------------
         Total                  $750                $23             $773                  7.510%(3)                --
                                ====                ===             ====

----------------------------------------------------------------------------------------------------------------------------
December 31, 1997               $750                $23             $773                  7.510%(3)                --
                                ====                ===             ====

----------------------------------------------------------------------------------------------------------------------------
March 31, 1997                  $500                $15             $515                  7.953%(3)                --
                                ====                ===             ====

----------------------------------------------------------------------------------------------------------------------------


1 The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures or upon earlier redemption as provided in the indenture. Each issue of capital securities carries an interest rate identical to that of the respective debenture. The interest rate related to the capital securities issued by Capital C may be adjusted upon the remarketing of the capital securities on the coupon adjustment date (June 1, 1999). The capital securities issued by Capital A and Capital B constitute minority interests in the equity accounts of consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board Guidelines.

2 The parent company has the right to redeem the debentures purchased by Capital
  A, Capital B and Capital C: (i) in whole or in part, on or after December 1, 2006, December 15, 2006, and June 1, 2009, respectively, (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular); and (iii) for Capital C, in whole or in part on the coupon adjustment date. If the debentures are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest.

3  Weighted average rate.

                             9. SHAREHOLDERS' EQUITY

On January 15, 1998, Key announced a two-for-one stock split effected by means of a 100% stock dividend payable March 6, 1998, to shareholders of record as of February 18, 1998. Except where express reference is made to Common Shares on a pre-split basis, all relevant Common Share amounts and per Common Share data in this report have been adjusted to reflect the split.

              10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its lead bank (KeyBank N. A.), is party to various financial instruments with off-balance sheet risk. It uses these financial instruments in the normal course of business to meet the financing needs of its customers and to manage its exposure to market risk. Market risk includes the possibility that Key's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed in the remainder of this note. In addition to the market risk inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that Key will incur a loss due to a counterparty's failure to meet its contractual obligations.

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

Key's commitments to extend credit are agreements with customers to provide financing at predetermined terms as long as the customer continues to meet specified criteria. Loan commitments serve to meet the financing needs of customers and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by Key. The credit-worthiness of each customer is evaluated on a case-by-case basis. The estimated fair values of these commitments and standby letters of credit discussed below are not material. Key does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit-worthiness of Key's customers by assuring the customers' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest, and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

The following is a summary of the contractual amount of each class of lending-related off-balance sheet financial instrument outstanding wherein Key's maximum possible accounting loss equals the contractual amount of the instruments.

                                                                MARCH 31,        DECEMBER 31,          MARCH 31,
in millions                                                          1998                1997               1997
-------------------------------------------------------------------------------------------------------------------
Loan commitments:
    Credit card lines                                             $ 7,053             $ 8,205            $ 8,407
    Home equity                                                     4,334               3,977              3,352
    Commercial real estate and construction                         1,367               1,073              1,659
    Commercial and other                                           19,179              15,867             10,944
-------------------------------------------------------------------------------------------------------------------
       Total loan commitments                                      31,933              29,122             24,362

Other commitments:
    Standby letters of credit                                       2,133               1,431              1,351
    Commercial letters of credit                                      137                 109                171
    Loans sold with recourse                                           25                  27                263
-------------------------------------------------------------------------------------------------------------------
       Total loan and other commitments                           $34,228             $30,689            $26,147
                                                                  =======             =======            =======
-------------------------------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES Key manages its exposure to interest rate risk, in part, by using off-balance sheet financial instruments, commonly referred to as derivatives. Instruments used for this purpose modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. The instruments must be both effective at reducing the risk associated with the exposure being managed, and designated as a risk management transaction at the inception of the derivative contract. In addition, to be considered effective, a high degree of interest rate correlation must exist between the derivative and the specified assets or liabilities being managed at inception and over the life of the derivative contract. Primary among the financial instruments used by Key to manage exposure to interest rate risk are interest rate swaps, caps and floors, otherwise referred to as portfolio swaps, caps and floors.

The following table summarizes the notional amount, fair value, maturity, weighted average rate received and paid, and weighted average strike price for the various types of portfolio swaps, caps and floors used by Key.


                                                                                      MARCH 31, 1998
                                                        ----------------------------------------------------------------------------
                                                                                                   WEIGHTED AVERAGE RATE
                                                            NOTIONAL     FAIR    MATURITY    -----------------------------------
dollars in millions                                           AMOUNT    VALUE     (YEARS)      RECEIVE       PAY     STRIKE
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
     Receive fixed/pay variable-indexed amortizing(1)        $ 2,325     $ 12           1.0        6.89%     5.67%      N/A
     Receive fixed/pay variable-conventional                   3,901      108           5.9        6.66      5.84       N/A
     Pay fixed/receive variable-conventional                   3,281      (19)          2.2        5.71      6.18       N/A
     Basis swaps                                               1,304       (9)          1.7        5.35      5.66       N/A
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                10,811       92          --          6.26%     5.89%      --
Interest rate caps, collars and corridors:
     Caps purchased - one to three month LIBOR  based(2)       2,995        6           1.6        N/A       N/A        5.81 %
     Collars - one to three month LIBOR based                    350        1           4.4        N/A       N/A     4.75 AND 6.50
     Collar - thirty year US Treasury based                      250      (12)          1.2        N/A       N/A     6.06 AND 8.25
     1% payout corridor(3)                                       200       --           1.6        N/A       N/A      6.00 TO 7.00
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                 3,795       (5)         --           --        --          --
------------------------------------------------------------------------------------------------------------------------------------
         Total                                               $14,606     $ 87          --           --        --          --
                                                             =======     ======

------------------------------------------------------------------------------------------------------------------------------------

                                                                        DECEMBER 31, 1997
                                                        ----------------------------------------

                                                                    NOTIONAL            FAIR
dollars in millions                                                   AMOUNT           VALUE
------------------------------------------------------------------------------------------------
Interest rate swaps:
     Receive fixed/pay variable-indexed amortizing(1)                $ 3,449            $ 12
     Receive fixed/pay variable-conventional                           3,626             100
     Pay fixed/receive variable-conventional                           2,990              (7)
     Basis swaps                                                       1,110              (3)
------------------------------------------------------------------------------------------------
         Total                                                        11,175             102
Interest rate caps, collars and corridors:
     Caps purchased - one to three month LIBOR  based(2)               2,845              11
     Collars - one to three month LIBOR based                            100              --
     Collar - thirty year US Treasury based                              250             (15)
     1% payout corridor(3)                                               200               1
------------------------------------------------------------------------------------------------
         Total                                                         3,395              (3)
------------------------------------------------------------------------------------------------
         Total                                                       $14,570            $ 99
                                                                     =======            ====

------------------------------------------------------------------------------------------------


1 Maturity is based upon expected average lives rather than contractual terms.

2 Includes $350 million and $1.0 billion of forward starting caps as of March
  31, 1998 and December 31, 1997, respectively.

3 Payout is indexed to three-month LIBOR.

N/A = Not Applicable

Interest rate swap contracts involve the exchange of interest payments calculated based on an agreed-upon amount (notional amount) and are generally used to mitigate Key's exposure to interest rate risk on certain loans, deposits, short-term borrowings and long-term debt. Interest rate caps and floors involve the payment of a premium by the buyer to the seller for the right to receive an interest differential equal to the difference between the current interest rate and an agreed-upon interest rate ("strike rate") applied to a notional amount. With respect to interest rate caps and floors, Key generally purchases caps, enters into collars (a combination of simultaneously purchasing a cap and selling a floor), and enters into corridors (a combination of simultaneously purchasing a cap at a specified strike price and selling a cap at a higher strike price); these instruments are used to manage the risk of adverse movements in interest rates on specified long-term debt and short-term borrowings. The notional amount associated with the execution of swaps, caps and floors is significantly greater than the amount at risk.

Credit risk on swaps, caps and floors results from the possibility that the counterparty will not meet the terms of the contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Key deals exclusively with counterparties with high credit ratings. With regard to its swap contracts, Key enters into bilateral collateral arrangements and generally arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on the total credit exposure Key may have with each counterparty and the amount of collateral required, if any, are determined. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of March 31, 1998, all counterparties were expected to meet their obligations. At March 31, 1998, Key had 41 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Key had aggregate credit exposure of $101 million to 19 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $21 million. As of the same date, Key's aggregate credit exposure on its interest rate caps and floors totaled $8 million. Portfolio swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and portfolio caps and floors increased net interest income by $10 million in the first quarter of 1998 and $21 million in the first quarter of 1997.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At March 31, 1998, Key was party to $790 million and $1.5 billion of indexed amortizing swaps that used a LIBOR index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged. In addition, Key had $516 million of conventional pay fixed forward starting swaps which are not included in the preceding table. These swaps had a fair value of $.3 million, a weighted average maturity of 3.6 years, and based upon interest rates at March 31, 1998, would receive a weighted average variable rate of 5.89% and pay a weighted average fixed rate of 5.99%.

Based on the weighted average rates in effect at March 31, 1998, the spread on portfolio swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 37 basis points). The aggregate fair value of $92 million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized gain that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the asset or liability. The deferred gain or loss is amortized using the straight-line method over the shorter of the projected remaining life of the related contract at its termination or the underlying asset or liability. During the first quarter of 1998, swaps with a notional amount of $268 million were terminated, resulting in a net deferred loss of $1 million. During the same period last year, swaps with a notional amount of $200 million were terminated, resulting in no deferred gain or loss. At March 31, 1998, Key had a net deferred swap gain of $13 million with a weighted average life of 5.1 years related to the management of debt and a net deferred loss of $1 million with a weighted average life of 3.7 years related to the management of loans.

In addition to interest rate swaps, caps and floors, Key uses treasury-based interest rate locks as a component of its interest rate risk management strategy. These rate locks are being used to reduce the price risk related to the anticipated purchase and securitization of certain indirect consumer loans. At March 31, 1998, the rate locks had a notional amount of $1.2 billion, a weighted average maturity of less than one month and a fair value of less than $1 million.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
Key also uses interest rate swaps, caps and floors, and futures contracts for dealer activities (which are generally limited to the banks' commercial loan customers) and enters into other positions with third parties that are intended to mitigate the interest rate risk of the customer positions. Interest rate swap contracts entered into with customers are typically limited to conventional swaps, as previously described. The customer swaps, caps and floors, and futures, as well as the third-party positions, are recorded at their estimated fair values, and adjustments to fair value are included in investment banking and capital markets income on the income statement.

Foreign exchange forward contracts are used by Key to accommodate the business needs of its customers and for proprietary trading purposes. These contracts provide for the delayed delivery or purchase of foreign currency. The foreign exchange risk associated with such contracts is mitigated by entering into other foreign exchange contracts with third parties. Adjustments to the fair value of all such foreign exchange forward contracts are included in investment banking and capital markets income on the income statement.

Key also enters into treasury options and treasury futures options for proprietary trading purposes. Adjustments to the fair value of all such options are included in investment banking and capital markets income on the income statement.

At March 31, 1998, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $202 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. Key contracts with counterparties with high credit ratings and enters into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate and foreign exchange forward contracts totaled $12 million and $5 million, respectively, for the first three months of 1998 and $7 million and $4 million, respectively, for the first three months of 1997.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at March 31, 1998, and on average for the three-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $12.3 billion notional amount of customer swaps presented in the table includes $5.4 billion of interest rate swaps that receive a fixed rate and pay a variable rate, $3.9 billion of interest rate swaps that pay a fixed rate and receive a variable rate and $3.0 billion of basis swaps. As of March 31, 1998, these swaps had an expected average life of
6.2 years, carried a weighted average rate received of 6.39% and had a weighted average rate paid of 6.21%.


                                                   MARCH 31, 1998             THREE MONTHS ENDED MARCH 31, 1998
                                             ------------------------   -------------------------------------------
                                              NOTIONAL          FAIR                   AVERAGE             AVERAGE
in millions                                     AMOUNT         VALUE           NOTIONAL AMOUNT          FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
    Swap assets                                 $8,597          $145                    $8,168                $155
    Swap liabilities                             3,727           (74)                    3,740                 (90)
    Caps and floors purchased                      794             1                       810                   1
    Caps and floors sold                           968            (1)                      990                  (1)
    Futures purchased                              295            --                       474                   1
    Futures sold                                 6,362            (2)                    6,233                  (4)

Foreign exchange forward contracts:
    Assets                                         880            25                       899                  25
    Liabilities                                    875           (24)                      891                 (24)

Treasury based option contracts:
    Options purchased                            4,005            31                     3,276                  26
    Options sold                                 4,073           (33)                    3,162                 (27)

-------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP



We have reviewed the unaudited consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Key as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
April 14, 1998

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

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; unforseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's earnings results for the first quarter of 1998 reflected the continuation of trends evident throughout 1997 - strong commercial loan growth, revenue growth through diverse fee income sources, successful noninterest expense management, stable credit quality and continued reduction in the net interest margin. The level of Key's noninterest expense is largely the result of strategic actions taken in 1997 to complete its transformation to a nationwide bank-based financial services company, as well as efforts made over the same period to streamline operations. Included in these efforts is the planned divestiture of 140 KeyCenters first announced in November 1996. As of March 31, 1998, Key had sold or reached agreements to sell all of the 140 KeyCenters initially targeted for sale, as well as 10 additional KeyCenters. The sales of 13 KeyCenters closed during the first quarter.

During the first quarter of 1998, Key continued to evolve as a bank-based financial services company by broadening the scope of products and services it offers and by continuing to reallocate its resources (including those made available or generated by its above-mentioned divestitures of KeyCenters) to businesses with higher earnings potential. Specifically, during the first quarter, Key entered into a joint venture with NOVA, an Atlanta-based merchant transaction processor which provides transaction processing and electronic payment services to merchant clients nationwide. This joint venture, in which Key retained a 49% interest in its proprietary merchant processing business, enables Key to participate in the same business, but with growth prospects expected to be enhanced by NOVA's greater scale and focus on the business as a specialty. Key also capitalized on its 1997 acquisition of Leasetec by entering into an agreement to form a joint venture with Compaq Capital Corporation to provide customized equipment leasing and financing programs to Compaq's customers in the United Kingdom, Europe and Asia. In addition, in April Key acquired more than $800 million of marine/recreational vehicle installment loans originated through another bank's dealer distribution network. Key's marine/recreational portfolio, which aggregated $2.6 billion at March 31, 1998, is the largest such portfolio held by any bank holding company in the United States.

The preceding items are described in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements referred to previously.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters. Each of the items referred to in this performance overview and in Figure 1 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 17. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

Net income for the first quarter of 1998 was $235 million, up 11% from $212 million in the first quarter of 1997. On a diluted per Common Share basis, Key's first quarter 1998 earnings were $.53, representing a 13% increase from $.47 recorded in the year-ago quarter. On an annualized basis, the return on average equity for the first quarter of 1998 was 18.25%, up from 18.07% for the same period last year. The annualized returns on average total assets were 1.32% and 1.30% for the first quarters of 1998 and 1997, respectively.

The increase in earnings relative to the first three months of 1997 resulted from a $97 million improvement in noninterest income. The growth in noninterest income was partially offset by a $27 million decrease in taxable-equivalent net interest income, due to a 52 basis point decline in the net interest margin which more than offset a $4.9 billion increase in average earning assets. Other factors partially offsetting the growth in noninterest income were a $25 million rise in noninterest expense and a $10 million increase in the provision for loan losses (equivalent to the increase in net loan charge-offs). Included in noninterest expense in the first quarter of 1998 were $6 million ($2 million in the first quarter of 1997) of Year 2000 computer information system compliance expenses and distributions on capital securities (which more closely resemble interest payments than overhead) of $14 million and $10 million in the first quarter of 1998 and 1997, respectively. Excluding these charges, noninterest expense increased by only $17 million from the first quarter of 1997, despite the mid-1997 acquisitions of Champion and Leasetec. These added approximately $18 million of noninterest expense and $23 million of revenue in the first quarter of 1998. The efficiency ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, rose slightly to 57.39% for the first quarter of 1998 from 56.81% for the fourth quarter of 1997, and improved from 58.92% for the first quarter of 1997. The increase in the efficiency ratio from the prior quarter was due to declines in Key's net interest income and noninterest income, while the improvement from the first quarter of last year reflected Key's consolidation efforts, revenue growth and successful expense management initiatives.

                        FIGURE 1 SELECTED FINANCIAL DATA



                                                     1998                                 1997
                                                  -----------     -----------------------------------------------------
dollars in millions, except per share amounts         FIRST         FOURTH          THIRD         SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                      $1,327         $1,365         $1,347         $1,295         $1,255
Interest expense                                        663            660            643            599            566
Net interest income                                     664            705            704            696            689
Provision for loan losses                                77             76            102             75             67
Noninterest income                                      356            366            393            288            259
Noninterest expense                                     600            630            648            582            575
Income before income taxes                              343            365            347            327            306
Net income                                              235            248            236            223            212
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                           $  .53         $  .56         $  .54         $  .51         $  .48
Net income-assuming dilution                            .53            .56            .53            .51            .47
Cash dividends                                         .235            .21            .21            .21            .21
Book value at period end                              12.15          11.83          11.55          11.02          10.64
Market price:
      High                                            39.25          36.59          32.72          29.22          28.19
      Low                                             31.56          28.50          27.63          23.94          24.32
      Close                                           37.81          35.41          31.82          27.94          24.38
Weighted average Common Shares (000)                438,589        438,746        436,214        437,946        443,340
Weighted average Common Shares and
     potential Common Shares (000)                  444,836        445,152        442,050        442,480        448,558
-----------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                               $54,900        $53,380        $53,676        $51,644        $49,724
Earning assets                                       64,368         64,246         63,800         61,508         59,825
Total assets                                         73,198         73,699         72,077         69,672         67,893
Deposits                                             41,661         45,073         43,870         44,626         44,239
Long-term debt                                        9,041          7,446          7,567          5,182          4,774
Shareholders' equity                                  5,338          5,181          5,076          4,814          4,674
Full-time equivalent employees                       24,650         24,595         25,622         25,882         26,603
Full-service banking offices                          1,006          1,015          1,088          1,130          1,161
-----------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                         1.32%          1.38%          1.34%          1.32%          1.30%
Return on average equity                              18.25          19.16          19.41          18.85          18.07
Efficiency(1)                                         57.39          56.81          56.75          57.66          58.92
Overhead(2)                                           35.36          36.17          37.76          41.02          43.71
Net interest margin (TE)                               4.23           4.50           4.58           4.69           4.75
-----------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets(3)                                    7.98%          7.71%          7.74%          7.63%          7.62%
Tangible equity to tangible assets(3)                  6.51           6.21           6.16           6.39           6.32
Tier 1 risk-adjusted capital                           6.81           6.65           6.73           7.14           7.47
Total risk-adjusted capital                           11.38          10.83          11.10          11.66          12.31
Leverage                                               6.61           6.40           6.33           6.65           6.68

-----------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

1 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from branch divestitures).

2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gains from branch divestitures) divided by taxable-equivalent net interest income.

3 Excluding certain capital securities receiving Tier 1 treatment, these ratios at March 31, 1998, are 7.29% and 5.81%, respectively; at December 31, 1997, are 7.03% and 5.52%, respectively; at September 30, 1997, are 7.04% and 5.46%, respectively; at June 30, 1997, are 6.91% and 5.67%, respectively; and at March 31, 1997, are 6.88% and 5.58%, respectively.

TE = Taxable Equivalent

CASH BASIS FINANCIAL DATA
The selected financial data presented in Figure 2 presents certain information highlighting the performance of Key for each of the last five quarters, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital computations, and related balances resulting from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. Cash basis financial data, as defined above and presented in Figure 2, have not been adjusted to exclude the impact of other noncash items such as depreciation, provision for loan losses, deferred income taxes, etc. This is the only section of this report in which Key's financial results are discussed on a cash basis.

                   FIGURE 2 CASH BASIS SELECTED FINANCIAL DATA


                                                           1998                                1997
                                                       ------------   -------------------------------------------------------
dollars in millions, except per share amounts             FIRST         FOURTH          THIRD         SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                         $578           $611           $628           $563           $556
Income before income taxes                                   365            384            367            346            325
Net income                                                   254            269            253            239            228
-----------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                                  $.58           $.61           $.58           $.55           $.51
Net income - assuming dilution                               .57            .60            .57            .54            .51
Weighted average Common Shares (000)                     438,589        438,746        436,214        437,946        443,340
Weighted average Common Shares and potential
      Common Shares (000)                                444,836        445,152        442,050        442,480        448,558
-----------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                              1.45%          1.52%          1.45%          1.43%          1.41%
Return on average equity                                   25.37          27.07          26.82          25.03          24.16
Efficiency(1)                                              55.24          55.01          54.81          55.74          56.93
-----------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                                  $1,063         $1,083           $977           $803           $816
Nonqualifying intangibles average balance                     99            108            106            111            116
Goodwill amortization (after tax)                             16             18             14             13             13
Nonqualifying intangibles amortization (after tax)             3              3              3              3              3

-----------------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.


1 Calculated as noninterest expense (excluding certain nonrecurring charges, the amortization of goodwill and nonqualifying intangibles, and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from branch divestitures).

LINE OF BUSINESS RESULTS
Key's four major lines of business are Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners ("KCP"). A summary of financial results and significant performance measures for each major line of business for the three-month periods ended March 31, 1998 and 1997, is presented in Figure 3.

                        FIGURE 3 LINE OF BUSINESS RESULTS

Three months ended March 31, 1998                 KEY          KEY          KEY          KEY         KEY
                                            CORPORATE     CONSUMER    COMMUNITY      CAPITAL      SUPPORT          KEYCORP
dollars in millions                           CAPITAL      FINANCE         BANK     PARTNERS      & ADMIN.    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                         $113         $132         $433         $ (5)           --           $673
Provision for loan losses                           8           51           27           --           $(9)            77
Noninterest income                                 16           31          156          144             9            356
Revenue sharing--KCP1                              24           --           58          (82)           --             --
Noninterest expense                                35           78          384           98             5            600
Expense sharing--KCP1                              22           --           27          (49)           --             --
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                    88           34          209            8            13            352
Allocated income taxes and TE adjustment           31           13           64            3             6            117
--------------------------------------------------------------------------------------------------------------------------
Net income                                       $ 57         $ 21         $145         $  5           $ 7           $235
                                              =======      =======      =======      =======       =======        =======

Percent of consolidated net income                 24%           9%          62%           2%            3%           100%
--------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                         $11,709      $12,951      $29,286           --            --        $53,946
Earning assets                                 11,834       13,338       37,369      $ 1,408            --         63,949
Deposits                                          498        1,071       40,060            5            --         41,634
Allocated equity                                  895        1,252        2,959          116            --          5,222
--------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average allocated equity              25.78%        6.80%       19.87%       17.48%          N/M          18.25%
Efficiency                                      37.25        47.85        61.55        85.96           N/M          57.39
--------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1997                 KEY          KEY          KEY          KEY         KEY
                                            CORPORATE     CONSUMER    COMMUNITY      CAPITAL      SUPPORT          KEYCORP
dollars in millions                           CAPITAL      FINANCE         BANK     PARTNERS      & ADMIN.    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------


SUMMARY OF OPERATIONS
Net interest income (TE)                          $85         $130         $487         $ (2)           --           $700
Provision for loan losses                           2           49           16           --            --             67
Noninterest income                                 11           23          127           99           $(1)           259
Revenue sharing--KCP(1)                            21           --           42          (63)           --             --
Noninterest expense                                29           62          401           73            10            575
Expense sharing--KCP(1)                            19           --           25          (44)           --             --
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                    67           42          214            5           (11)           317
Allocated income taxes and TE adjustment           23           16           67            2            (3)           105
--------------------------------------------------------------------------------------------------------------------------
Net income                                        $44         $ 26         $147         $  3           $(8)          $212
                                              =======      =======      =======      =======       =======        =======

Percent of consolidated net income                 21%          12%          69%           1%           (3)%          100%
--------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                          $9,392      $12,675      $27,148           --            --        $49,215
Earning assets                                  9,393       12,878       36,224      $   548            --         59,043
Deposits                                          420          884       42,498            1            --         43,803
Allocated equity                                  646          998        3,007          107            --          4,758
--------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average allocated equity              27.62%       10.57%       19.83%       11.37%          N/M          18.07%
Efficiency                                      41.03        40.52        63.41        85.29           N/M          58.92
--------------------------------------------------------------------------------------------------------------------------

1 Represents the assignment of KCP revenue and expense to the lines of business principally responsible for maintaining the relevant customer relationships (See description of KCP on page 26).

TE = Taxable Equivalent

N/M = Not Meaningful

The financial information discussed in the remainder of this section was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of Key. The financial results and performance measures reported are based on internal management accounting policies which have been developed so as to enable the results to be compiled on a consistent basis and to reflect the underlying economics of the businesses. These policies address the methodologies applied in connection with funds transfer pricing as well as the allocation of certain costs and capital. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of transfer pricing is included in the Key Community Bank line of business where the securities portfolios are also maintained. Indirect expenses were allocated based on actual volume measurements and other criteria, as appropriate. The provision for loan losses was allocated in an amount based primarily upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. The level of the consolidated provision for loan losses was based upon the application of methodologies designed by management to assess the adequacy of the consolidated allowance by focusing on a number of specific factors. These factors are more fully discussed in the Asset Quality section of Key's Annual Report to Shareholders.

Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate owned life insurance, nondeductible goodwill amortization, and tax credits associated with investments in low-income housing projects) for the periods presented. Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).

The development and application of these methodologies is a dynamic process. Accordingly, financial results may be revised periodically to reflect management accounting enhancements, changes in risk profile or changes in the organization's structure. Further, unlike financial accounting, there is no authoritative guidance for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies. During the first quarter of 1998, Key enhanced its capital allocation process, including the adoption of a refined methodology for estimating credit risk that applies more detailed risk factors to loans, considering both their grades and terms. This methodology is also reflected in the first quarter 1997 results of operations presented in Figure 3.

A description of each of Key's major lines of business is presented below.

KEY CORPORATE CAPITAL
Key offers a complete range of financing, transaction processing and financial advisory services to corporations throughout the country through its Corporate Capital unit. It also operates one of the largest bank-affiliated equipment leasing companies with operations conducted both domestically and throughout Europe and Asia. Corporate Capital's business units are organized around specialized industry client segments, inclusive of healthcare, media/telecommunications, structured finance and commercial real estate. In serving these targeted segments, Key Corporate Capital provides a number of specialized services including international banking, corporate finance advisory services, investment banking and capital markets products, and 401(k) and trust custody products. Key is also one of the leading cash management providers in the country.


During the first quarter of 1998, Key Corporate Capital contributed approximately 24% of Key's consolidated earnings with net income of $57 million, resulting in a return on average allocated equity of 25.78%. In the same period last year, net income was $44 million, or approximately 21% of Key's consolidated earnings, and the return on average allocated equity was 27.62%. The increase in earnings relative to the prior year reflected higher net interest income resulting from a 25% increase in total average loans due in large part to both commercial lending and lease financing, as well as the impact of the July 1997 acquisition of Leasetec. Also contributing to the improved earnings performance was growth in noninterest income, led by investment banking and capital markets income, and trust and asset management income. Most of the $6 million increase in noninterest expense compared with that of the first three months of 1997 was attributable to Leasetec, which added approximately $5 million to Key Corporate Capital's operating costs and $15 million in revenues. The $6 million increase in the provision for loan losses from the first quarter of 1997 reflected an anticipated increase in the level of net charge-offs.

During the first quarter of 1998, Key Corporate Capital established a strategic alliance with Compaq Capital Corporation, forming a joint venture to provide customized equipment leasing and financing programs to Compaq customers throughout the United Kingdom, Europe, and Asia. This new relationship reflects the benefits derived from the infrastructure and experience attained through the acquisition of Leasetec.

KEY CONSUMER FINANCE
Key Consumer Finance is responsible for Key's indirect, non-branch-based consumer loan and deposit products. This line of business specializes in credit cards, automobile loans and leases, marine and recreational vehicle loans, education loans, home equity loans and branchless deposit-generating activities. As of December 31, 1997, based on the volume of loans generated, Key Consumer Finance was the third largest education lender in the nation, ranked in the top ten in retail automobile financing and was one of the leading providers of financing for consumer purchases of marine and recreational vehicles.

For the first quarter of 1998, Key Consumer Finance generated net income of $21 million, or approximately 9% of Key's consolidated earnings, and a return on average allocated equity of 6.80%. In the comparable prior year period, net income was $26 million, or approximately 12% of Key's consolidated earnings, and the return on average allocated equity was 10.57%. Primary factors affecting financial performance relative to the prior year were a higher level of noninterest expense, offset in part by growth in revenue, particularly noninterest income. The August 1997 acquisition of Champion accounted for $13 million of the $16 million increase in noninterest expense, while adding $9 million of revenue in the first quarter of 1998. Noninterest income rose by $8 million, an increase which was entirely attributable to loan securitization income, primarily servicing fees since no securitizations were completed during the first quarter of 1998. This reflected substantial growth in securitized loans which are serviced by Key to $4.7 billion at March 31, 1998, from $2.8 billion a year ago. The increase in noninterest income was moderated by a decline in credit card fees which resulted from the sale of $365 million of out-of-franchise credit card receivables during the first and third quarters of 1997. Net interest income was relatively unchanged from the first three months of last year as the impact of moderate loan growth was substantially offset by a lower net interest margin. Both loan growth and the net interest margin were adversely affected by the fourth quarter 1997 securitization of $949 million of prime credit automobile loans with low returns on equity and the sale of the credit card receivables discussed above. The automobile loan securitization is consistent with Key's goal of divesting assets which do not support its return on equity objective.

In April, Key Consumer Finance acquired more than $800 million of marine/recreational vehicle installment loans originated through another bank's dealer distribution network. As a result of this transaction, Key now has one of the largest marine/recreational vehicle portfolios in the United States.

Current legislation adopted by Congress in 1993 provides that, effective July 1, 1998, the interest rates that financial institutions may earn from certain government-guaranteed education loans will be based on a blended long-term interest rate plus 1%, rather than the 91-day Treasury bill rate plus 2.5% during in-school periods and 3.1% during repayment periods (the current basis). This represents a significant reduction in interest rates based on the current interest rate environment. If this legislation is not amended prior to July 1, 1998, it could have a substantial impact on the profitability and extent of Key's future education lending business. Various proposals to amend the legislation are currently being discussed in Congress though it is not clear whether a proposal will be enacted prior to July 1, 1998, and in what form. Management is currently in the process of evaluating the effect of the legislation on Key, including alternative lending strategies. Key's government-guaranteed education loans generated approximately 2% of Key's total interest on loans recorded during the first three months of 1998.

KEY COMMUNITY BANK
Key Community Bank is responsible for delivering a complete line of branch-based retail financial products and services to small businesses and consumers, addressing the more complex, diverse needs of the affluent client segment and maximizing relationship management in the commercial banking and public sector businesses. The delivery of these products and services is accomplished through 1,006 KeyCenters, a 24-hour telephone banking call center services group, more than 2,200 automated teller machines ("ATMs") that access 14 different networks and comprise one of the largest ATM networks in the United States, and a core team of relationship management professionals.

In the first quarter of 1998, net income for Key Community Bank totaled $145 million, or approximately 62% of Key's consolidated earnings, compared with $147 million, or 69%, respectively, for the first quarter of 1997. Its return on average allocated equity was 19.87% in the first three months of 1998 and 19.83% for the same period last year. The slight decrease in earnings relative to the prior year reflected a decline in net interest income and a higher provision for loan losses, which were substantially offset by growth in noninterest income and a reduction in noninterest expense. The $54 million decline in net interest income resulted from a lower net interest margin, which more than offset the benefits derived from a $2.1 billion, or 8%, increase in average loans outstanding. The lower net interest margin was due to a number of factors, including greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios, the reduction in core deposits stemming from branch divestitures, and changes in the mix and pricing of the remaining core deposit base in response to customer preferences and competitive pressures. The $11 million increase in the provision for loan losses reflected both growth in loans as well as a higher level of net charge-offs. Noninterest income rose $45 million, or 27%, due in part to the increased focus on and diversification of fee income sources. The largest contributions to this growth came from trust and asset management income, investment banking and capital markets income, service charges on deposit accounts and ATM fees. Also included in first quarter 1998 noninterest income was a $23 million gain recognized in connection with the joint venture with NOVA. The $17 million reduction in noninterest expense was due primarily to lower personnel costs resulting from a decrease of approximately 1,800 in the employment base as part of Key's consolidation and expense control initiatives.

During the first quarter of 1998, strategic developments centered around continued efforts to reconfigure Key's delivery systems. Specific activities included the sale of 13 branches in Maine, expansion of the ATM delivery network through the installation of 322 ATMs (representing the completion of the initial phase of installations to occur in ARCO convenience stores in California, Nevada, Arizona, Washington, and Oregon), the completion of the merchant processing joint venture with NOVA and the opening of in-store branches in Colorado.

KEY CAPITAL PARTNERS
KCP was formed at the end of 1997 to provide clients with asset management, investment banking and capital markets, insurance and brokerage expertise, and is expected to play a major role in developing fee income through its broad range of investment choices and customized products. Leveraging Key's corporate and community banking distribution channels and client relationships will be an essential factor in ensuring KCP's future growth and success.

As indicated in Figure 3, a significant amount of noninterest income and expense generated by KCP is reported under either Key Corporate Capital or Key Community Bank. This reflects Key's management accounting practice of assigning such income and expense to whichever of those two lines of business is principally responsible for maintaining the relationships with the customers who also avail themselves of the products and services offered by KCP. On an all-inclusive basis (i.e., prior to the aforementioned assignments), KCP's net income totaled $26 million (representing 11% of Key's consolidated earnings) in the first quarter of 1998 and $15 million (representing 7% of Key's consolidated earnings) in the year-ago quarter. Noninterest income rose $45 million ($26 million after revenue sharing) from the prior year. The largest contribution to this improvement came from investment banking and capital markets income which increased $29 million, and accounted for approximately 33% of KCP's total noninterest income in the first quarter of 1998. In addition, revenues related to trust and asset management activities, which comprised the majority of KCP's noninterest income, grew by $13 million, representing an increase of 20%. The increase in noninterest income was partially offset by a $25 million increase in noninterest expense, primarily personnel expense which tends to rise as noninterest income rises due to incentive compensation arrangements.

KEY SUPPORT AND ADMINISTRATION
Key Support and Administration includes activities that are not directly attributable to one of the four major lines of business. Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital and support functions not specifically identifiable with the four major lines of business. Included in first quarter 1998 results was $6 million of gains from the divestiture of banking offices. These gains are more fully described elsewhere in this management's discussion.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Key. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (including off-balance sheet instruments described in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 4. The information presented in Figure 5 provides a summary of the effect on net interest income of changes in yields/rates and average balances from the first quarter of 1997 to the first quarter of 1998. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 37.

For the first quarter of 1998, net interest income was $673 million, down $27 million, or 4%, from the same period last year. This decrease reflected a 52 basis point reduction in the net interest margin to 4.23%, which more than offset an 8% increase in average earning assets (primarily loans) to $63.9 billion. Compared with the fourth quarter of 1997, net interest income declined by $43 million as the net interest margin fell 27 basis points, while average earning assets rose by $469 million during the first quarter of 1998. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The decrease in the margin since the year-ago quarter resulted from a number of factors. Primary among these are greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios, the reduction in core deposits stemming from branch divestitures, the repricing of preexisting loan portfolios in a period of competitive interest rate spread compression, and changes in the mix and pricing of the remaining core deposit base in response to customer preferences and competitive pressures. Another factor contributing to the contraction of the margin was an increase in the cost of funds associated with the growth in noninterest-earning assets (such as corporate owned life insurance). The effects of these factors were especially pronounced during an unusually (by historical standards) prolonged period of flatness in the yield curve which has prevailed since the third quarter of 1997.

Average earning assets for the first quarter totaled $63.9 billion, which was $4.9 billion, or 8%, higher than the first quarter 1997 level and $469 million, or an annualized 3%, above the fourth quarter of 1997. The growth from the year-ago quarter reflected a $4.7 billion, or 10%, increase in loans, with substantially all of the increase coming from the commercial portfolio. The growth in total loans relative to the prior quarter was moderated by Key's decision to sell nearly $1 billion of prime credit automobile loans in mid-December 1997. These were sold consistent with the goal of divesting assets which do not support Key's return on equity objective. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loan section on page 37.

Key uses portfolio interest rate swaps, caps and floors (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $10.8 billion at March 31, 1998, from $11.2 billion at year-end 1997. Over the same period, the notional amount of interest rate caps and floors rose $400 million to $3.8 billion. For the first quarter of 1998, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $10 million and 6 basis points to net interest income and the net interest margin, respectively. For the same period last year, these instruments increased net interest income by $21 million and the net interest margin by 14 basis points. The manner in which interest rate swaps, caps and floors are used in Key's overall program of asset and liability management is described in the following Asset and Liability Management section.

      FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                         FIRST QUARTER 1998                    FOURTH QUARTER 1997
                                                 ------------------------------------    --------------------------------
                                                   AVERAGE                     YIELD/    AVERAGE                   YIELD/
dollars in millions                                BALANCE      INTEREST        RATE     BALANCE    INTEREST        RATE
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1,2)
    Commercial, financial and agricultural         $14,066       $  288         8.30%    $13,435     $  290         8.56%
    Real estate-- commercial mortgage                6,944          156         9.11       7,132        170         9.46
    Real estate-- construction                       2,347           52         8.99       2,214         54         9.68
    Commercial lease financing                       4,471           83         7.53       4,144         77         7.37
-------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                      27,828          579         8.44      26,925        591         8.71
    Real estate-- residential                        6,164          123         8.09       6,257        140         8.88
    Credit card                                      1,482           54        14.78       1,487         55        14.67
    Other consumer                                  15,380          349         9.20      15,990        373         9.25
-------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                        23,026          526         9.26      23,734        568         9.49
    Loans held for sale                              3,092           63         8.26       2,645         46         6.90
-------------------------------------------------------------------------------------------------------------------------
        Total loans                                 53,946        1,168         8.78      53,304      1,205         8.97
Taxable investment securities                          256            3         4.53         243          3         4.90
Tax-exempt investment securities(1)                    940           19         8.20       1,027         21         8.11
-------------------------------------------------------------------------------------------------------------------------
        Total investment securities                  1,196           22         7.46       1,270         24         7.50
Securities available for sale(1,3)                   7,457          129         7.02       7,502        130         6.87
Interest-bearing deposits with banks                    29            1        12.54          34          1        12.31
Federal funds sold and securities
    purchased under resale agreements                  912           11         4.89         811          9         4.40
Trading account assets                                 409            5         4.96         559          7         4.97
-------------------------------------------------------------------------------------------------------------------------
        Total short-term investments                 1,350           17         5.11       1,404         17         4.80
-------------------------------------------------------------------------------------------------------------------------
        Total earning assets                        63,949        1,336         8.47      63,480      1,376         8.60
Allowance for loan losses                             (889)                                 (893)
Other assets                                         9,062                                 8,903
-------------------------------------------------------------------------------------------------------------------------
                                                   $72,122                               $71,490
                                                   ========                              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                      $11,159           90         3.27     $10,883         87         3.17
Savings deposits                                     3,499           18         2.09       3,789         20         2.09
NOW accounts                                         1,244            5         1.63       1,370          6         1.74
Certificates of deposit ($100,000 or more)           3,362           46         5.55       3,307         47         5.64
Other time deposits                                 12,716          171         5.45      13,084        180         5.46
Deposits in foreign offices                          1,245           17         5.54       1,663         21         5.01
-------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits             33,225          347         4.24      34,096        361         4.20
Federal funds purchased and securities
    sold under repurchase agreements                 7,117           93         5.30       7,335         96         5.19
Bank notes and other short-term borrowings           6,683           98         5.95       5,678         89         6.22
Long-term debt (4)                                   8,326          125         6.09       7,443        114         6.08
-------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities          55,351          663         4.86      54,552        660         4.80
Noninterest-bearing deposits                         8,409                                 8,750
Other liabilities                                    2,390                                 2,304
Capital securities                                     750                                   750
Common shareholders' equity                          5,222                                 5,134
-------------------------------------------------------------------------------------------------------------------------
                                                   $72,122                               $71,490
                                                   ========                              =======

Interest rate spread (TE)                                                       3.61                                3.80
-------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                         $  673         4.23%                $  716         4.50%
                                                                 =======        =====               ========        =====

Taxable-equivalent adjustment (1)                                     $9                                $11

-------------------------------------------------------------------------------------------------------------------------


1 Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

2 For purposes of these computations, nonaccrual loans are included in the average loan balances.

3 Yield is calculated on the basis of amortized cost.

4 Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

           THIRD QUARTER 1997                      SECOND QUARTER 1997          FIRST QUARTER 1997
----------------------------------- -----------------------------------------------------------------------
     AVERAGE                 YIELD/      AVERAGE                YIELD/      AVERAGE                YIELD/
     BALANCE     INTEREST     RATE       BALANCE    INTEREST     RATE       BALANCE    INTEREST     RATE
-----------------------------------------------------------------------------------------------------------


     $13,101       $286        8.66%    $12,844        $282        8.81%   $12,248        $268        8.87%
       7,088        165        9.24       7,121         165        9.29      7,130         163        9.27
       2,015         49        9.65       1,853          45        9.74      1,693          40        9.58
       3,820         70        7.27       2,632          42        6.40      2,623          39        6.03
----------------------------------- -----------------------------------------------------------------------
      26,024        570        8.69      24,450         534        8.76     23,694         510        8.73
       6,161        131        8.44       6,153         127        8.28      6,196         126        8.25
       1,788         68       15.09       1,781          66       14.86      1,786          67       15.21
      15,926        372        9.27      15,389         356        9.28     15,070         346        9.31
----------------------------------- -----------------------------------------------------------------------
      23,875        571        9.49      23,323         549        9.44     23,052         539        9.48
       2,809         54        7.63       2,600          50        7.71      2,469          48        7.88
----------------------------------- -----------------------------------------------------------------------
      52,708      1,195        8.99      50,373       1,133        9.02     49,215       1,097        9.04
         270          3        5.88         252           3        5.79        222           3        5.48
       1,143         22        7.64       1,349          27        8.03      1,395          27        7.85
----------------------------------- -----------------------------------------------------------------------
       1,413         25        7.02       1,601          30        7.52      1,617          30        7.52
       7,399        127        6.86       7,822         136        7.05      7,800         134        6.99
           8         --        3.94          17          --        3.66         17          --        4.11

         535          6        4.45         337           5        5.95        299           4        5.43
         264          5        7.51         143           2        5.61         95           1        5.63
----------------------------------- -----------------------------------------------------------------------
         807         11        5.41         497           7        5.65        411           5        5.04
----------------------------------- -----------------------------------------------------------------------
      62,327      1,358        8.64      60,293       1,306        8.69     59,043       1,266        8.70
        (873)                              (866)                              (868)
       8,658                              8,351                              8,179
----------------------------------- -----------------------------------------------------------------------
     $70,112                            $67,778                            $66,354
     =======                            =======                            =======


     $10,714         82        3.04     $10,984          83        3.03    $11,008          81        2.98
       4,161         22        2.10       4,519          25        2.22      4,819          27        2.27
       1,547          8        2.05       1,644           9        2.20      1,682           9        2.17
       3,166         46        5.76       3,341          47        5.64      3,699          50        5.48
      13,389        183        5.42      13,584         181        5.34     13,037         171        5.32
       2,065         29        5.57       2,361          33        5.61      1,150          15        5.31
----------------------------------- -----------------------------------------------------------------------
      35,042        370        4.19      36,433         378        4.16     35,395         353        4.04

       6,939         91        5.20       6,461          84        5.21      7,028          88        5.08
       5,001         73        5.79       4,350          64        5.90      3,912          57        5.91
       6,879        109        6.33       4,772          73        6.20      4,486          68        6.22
----------------------------------- -----------------------------------------------------------------------
      53,861        643        4.74      52,016         599        4.62     50,821         566        4.52
       8,551                              8,432                              8,408
       2,125                              1,998                              1,867
         750                                588                                500
       4,825                              4,744                              4,758
----------------------------------- -----------------------------------------------------------------------
     $70,112                            $67,778                            $66,354
     =======                            =======                            =======

                               3.90                                4.07                               4.18
-----------------------------------------------------------------------------------------------------------

                   $715        4.58%                   $707        4.69%                  $700        4.75%
                =======        =====                =======        =====               =======        =====

                    $11                                 $11                                $11

-----------------------------------------------------------------------------------------------------------

                FIGURE 5 COMPONENTS OF NET INTEREST INCOME CHANGE


                                                              FROM THREE MONTHS ENDED MARCH 31, 1997,
                                                               TO THREE MONTHS ENDED MARCH 31, 1998
                                                     ----------------------------------------------------
                                                             AVERAGE            YIELD/               NET
in millions                                                   VOLUME              RATE            CHANGE
---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                           $103              $(32)             $ 71
Tax-exempt investment securities                                  (9)                1                (8)
Securities available for sale                                     (6)                1                (5)
Short-term investments                                            12                --                12
---------------------------------------------------------------------------------------------------------
     Total interest income (TE)                                  100               (30)               70

INTEREST EXPENSE
Money market deposit accounts                                      1                 8                 9
Savings deposits                                                  (7)               (2)               (9)
NOW accounts                                                      (2)               (2)               (4)
Certificates of deposit ($100,000 or more)                        (5)                1                (4)
Other time deposits                                               (4)                4                --
Deposits in foreign offices                                        1                 1                 2
---------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                             (16)               10                (6)
Federal funds purchased and securities sold
     under repurchase agreements                                   1                 4                 5
Bank notes and other short-term borrowings                        41                --                41
Long-term debt                                                    58                (1)               57
---------------------------------------------------------------------------------------------------------
     Total interest expense                                       84                13                97
---------------------------------------------------------------------------------------------------------
     Net interest income (TE)                                   $ 16              $(43)             $(27)
                                                               ======             =====             =====

---------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

ASSET AND LIABILITY MANAGEMENT
Market risk is the exposure to economic loss that arises from changes in the values of certain market risk sensitive instruments. Types of market risk include interest rate, foreign exchange and equity price risk; foreign exchange and equity price risk are not material to Key. Key manages its interest rate risk through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee ("ALCO"). The ALCO has responsibility for approving the asset/liability management policies of Key, overseeing the formulation and implementation of strategies to improve balance sheet positioning and/or earnings, and reviewing the interest rate sensitivity positions of Key and each of its affiliate banks.

Short-term Interest Rate Exposure
---------------------------------
The primary tool utilized by management to measure and manage interest rate risk is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, asset and liability prepayments, interest rates, on and off-balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income over the same period from what net interest income would have been if such interest rates did not change. Based on the results of the simulation model using the

ALCO guidelines, as of March 31, 1998, Key would expect its net interest income to increase by approximately $23 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $22 million. As shown in Figure 6, Key has been operating well within the above guidelines.


        FIGURE 6 NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES


                         Rise         Decline
Jun-96                   -0.0113        0.0092
Sep-96                   -0.0123        0.0060
Dec-96                   -0.0128        0.0071
Mar-97                   -0.0128        0.0090
Jun-97                   -0.0113        0.0050
Sep-97                   -0.0091        0.0024
Dec-97                   -0.0107        0.0096
Mar-98                   -0.0079        0.0082

                                   [GRAPHIC]

                    ESTIMATED CHANGE IN NET INTEREST INCOME



Long-term Interest Rate Exposure
--------------------------------
Short-term interest rate risk analysis is complemented by an economic value of equity model. This model provides the added benefit of measuring exposure to interest rate changes outside the one- to two-year time frame measured by the simulation model. The economic value of Key's equity is determined by modeling the net present value of future cash flows for asset, liability and off-balance sheet positions based on the implied forward yield curve. Economic value analysis has several limitations including: the economic values of asset, liability and off-balance sheet positions do not represent the true fair values of the positions, since they do not consider factors such as credit risk and liquidity; estimated cash flows are required for assets and liabilities with indeterminate maturities; the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations; and the analysis requires assumptions about events that span an even longer time frame than that used in the simulation model. The ALCO guidelines provide that an immediate 200 basis point increase or decrease in interest rates should not result in more than a 1.75% change in the ratio of base case economic value of equity to the sum of base case economic value of assets and net receive fixed interest rate swaps, caps and floors. Key has been operating well within these guidelines.

Management of Interest Rate Exposure
------------------------------------
Key utilizes the results of its short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning and/or earnings within interest rate risk, liquidity and capital guidelines established by the ALCO. In addition to the interest rate exposure measured using ALCO guidelines, the risk to earnings and economic value arising from various other pro forma changes in the overall level of interest rates is periodically measured. The variety of interest rate scenarios modeled, and their impact on earnings and economic value, quantifies the level of interest rate exposure arising from several sources, namely option risk, basis risk and gap risk. Option risk exists in the form of options (including caps and floors) embedded in certain products. These options permit the customer (either a loan customer or a depositor) to take advantage of changes in interest rates without penalty. Examples include floating-rate loans that contain an interest rate cap, fixed-rate loans that do not contain prepayment penalties and deposits that are withdrawable on demand. Basis risk refers to floating-rate assets and floating-rate liabilities that reprice simultaneously, but are tied to different indices. The risk arises when one index does not move consistently with another. Gap risk is the risk that assets, liabilities or related interest rate swaps, caps and floors will mature in different time frames. For example, floating-rate loans that reprice monthly may be funded with fixed-rate certificates of deposit that mature in one year.

To manage interest rate risk, management regularly utilizes Key's securities portfolios, issues debt, and securitizes and sells certain consumer loans. In addition, management has utilized interest rate swaps, caps and floors to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Instruments used for this purpose are designated as portfolio swaps, caps and floors. The decision to use these instruments versus the on-balance sheet alternatives mentioned above depends on various factors, including the mix and cost of funding sources, liquidity and capital requirements. Further details pertaining to portfolio swaps, caps and floors are included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

In addition to interest rate swaps, caps and floors, Key uses treasury-based interest rate locks as a component of its interest rate risk management strategy. These rate locks are being used to reduce the price risk related to the anticipated purchase and securitization of certain indirect consumer loans. At March 31, 1998, the rate locks had a notional amount of $1.2 billion, a weighted average maturity of less than one month and a fair value of less than $1 million.

Portfolio Swaps, Caps and Floors
--------------------------------
As shown in Note 10, the estimated fair value of Key's portfolio swaps decreased to $92 million at March 31, 1998, from a fair value of $102 million at December 31, 1997, while the notional amount of such swaps was relatively unchanged. The decline in fair value over the past three months reflected the financial markets' expectations, as measured by the forward yield curve, for a future increase in interest rates and the fact that Key's swap portfolio is primarily in a receive fixed interest rate position. Swaps with a notional amount of $268 million were terminated during the first quarter of 1998, resulting in a net deferred loss of $1 million. Further information pertaining to the balance and remaining amortization period of Key's deferred swap gains and losses at March 31, 1998, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate any swap contract is integrated strategically with asset and liability management and other appropriate processes. During 1997 and continuing through the first quarter of 1998, Key increased its use of portfolio caps in response to its reduced sensitivity to potential declines in interest rates and the heavier reliance placed on higher cost funding to support earning asset growth. These instruments are used primarily to protect against the adverse impact that a future rise in interest rates could have on variable rate short-term borrowings, while having no impact in the event of a decline in rates. Portfolio swaps, caps and floors activity for the three-month period ended March 31, 1998, is summarized in Figure 7.

               FIGURE 7 PORTFOLIO SWAPS, CAPS AND FLOORS ACTIVITY


                                      RECEIVE FIXED
                                ------------------------                                     TOTAL          CAPS
                                   INDEXED                  PAY FIXED-         BASIS     PORTFOLIO           AND
in millions                     AMORTIZING  CONVENTIONAL  CONVENTIONAL         SWAPS         SWAPS        FLOORS         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997        $3,449        $3,626        $2,990        $1,110       $11,175        $3,395       $14,570
    Additions                           --           301           411           394         1,106           500         1,606
    Maturities                          --            26           120           200           346           100           446
    Terminations                       268            --            --            --           268            --           268
    Amortization                       856            --            --            --           856            --           856
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998           $2,325        $3,901        $3,281        $1,304       $10,811        $3,795       $14,606
                                   =======       =======       =======       =======       =======       =======       =======

-------------------------------------------------------------------------------------------------------------------------------


A summary of the notional amount and fair values of portfolio swaps, caps and floors by interest rate management strategy is presented in Figure 8. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolios were to be liquidated at that date. However, because these instruments are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses are not recognized in earnings. Rather, interest from these swaps, caps and floors is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed. In addition to the items presented in Figures 8 and 9, as of March 31, 1998, Key had $516 million of conventional pay fixed forward starting swaps which will convert certain short term borrowings to fixed rate. These swaps had a fair value of $.3 million and a weighted average maturity of 3.6 years.

 FIGURE 8 PORTFOLIO SWAPS, CAPS AND FLOORS BY INTEREST RATE MANAGEMENT STRATEGY


                                                                  MARCH 31, 1998        DECEMBER 31, 1997        MARCH 31, 1997
                                                               ---------------------  ---------------------  ----------------------
                                                                NOTIONAL       FAIR    NOTIONAL       FAIR    NOTIONAL       FAIR
in millions                                                       AMOUNT      VALUE      AMOUNT      VALUE      AMOUNT      VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                             $ 3,806        $28      $4,630        $25     $ 6,141      $(103)
Convert fixed rate loans to variable                                 551        (13)        160         (1)         --         --
Convert variable rate deposits and short-term borrowings
    to fixed                                                       1,980         (4)      2,080         (4)      3,082         14
Convert variable rate long-term debt to fixed                        750         (2)        750         (2)        300          1
Convert fixed rate long-term debt to variable                      2,420         92       2,445         87       2,087        (30)
Basis swaps - foreign currency                                       304         (9)        280         (3)         --         --
Basis swaps - other                                                1,000         --         830         --         600         --
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps                                         10,811         92      11,175        102      12,210       (118)

Modify characteristics of variable rate short-term borrowings      2,980          6       2,580          2       1,964         21
Modify characteristics of variable rate long-term debt               565          1         565         10         665          9
Modify characteristics of capital securities remarketing             250        (12)        250        (15)         --         --
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio caps and floors                                3,795         (5)      3,395         (3)      2,629         30
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps, caps and floors                       $14,606        $87     $14,570        $99     $14,839       $(88)
                                                                 =======    =======     =======    =======     =======    =======

-----------------------------------------------------------------------------------------------------------------------------------


The expected average maturities of the portfolio swaps, caps and floors at March 31, 1998, are summarized in Figure 9.

    FIGURE 9 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS, CAPS AND FLOORS


March 31, 1998                                   RECEIVE FIXED
                                            ------------------------
                                                                                                    TOTAL         CAPS
                                             INDEXED                   PAY FIXED-       BASIS      PORTFOLIO       AND
in millions                                 AMORTIZING  CONVENTIONAL  CONVENTIONAL     SWAPS        SWAPS        FLOORS      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Mature in one year or less                          --       $  321       $2,032       $  930      $ 3,283       $  870     $ 4,153
Mature after one through five years             $2,325          942          896          350        4,513        2,925       7,438
Mature after five through ten years                 --        2,403          201           24        2,628           --       2,628
Mature after ten years                              --          235          152           --          387           --         387
------------------------------------------------------------------------------------------------------------------------------------
Total portfolio swaps, caps and floors          $2,325       $3,901       $3,281       $1,304      $10,811       $3,795     $14,606
                                               =======      =======      =======      =======     ========      =======    ========

------------------------------------------------------------------------------------------------------------------------------------

In June 1996, the FASB issued an Exposure Draft of a proposed SFAS, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities." If adopted in its present form, an effect of this SFAS would be to disqualify the use of hedge accounting for indexed amortizing swaps currently accounted for by Key as hedging instruments and, therefore, would likely alter Key's use of such instruments in the future. It is not currently practicable to estimate the potential effects of any final standard, which may differ from its present form.

TRADING PORTFOLIO
Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of its customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions, foreign exchange contracts entered into to accommodate the needs of its customers and financial assets and liabilities (trading positions) included in short-term investments and other liabilities, respectively, on the balance sheet. Further information pertaining to the off-balance sheet contracts is included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 14.

During the second half of 1997, Key began using a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of its trading portfolio. VAR uses statistical methods to estimate the maximum potential one-day loss with a 95% confidence level. At March 31, 1998, Key's aggregate daily VAR was $.6 million and averaged $.6 million for the first quarter of 1998. As of the 1997 year end, Key's aggregate daily VAR was less than $.8 million and averaged less than $.5 million for the second half of 1997. VAR augments other controls used by Key to mitigate the market risk exposure of its trading portfolio. These controls are established by Key's Financial Markets

Committee and include, in addition to VAR, loss and position equivalent limits which are based on the level of activity and volatility of trading products and market liquidity.

NONINTEREST INCOME
As shown in Figure 10, noninterest income for the 1998 first quarter totaled $356 million, up $97 million, or 37%, from the same period last year. This improvement reflected growth in almost all major categories, including investment banking and capital markets income (up $29 million), gains from sales of branches/subsidiaries (up $29 million), trust and asset management income (up $13 million) and loan securitization income (up $9 million). The only major category experiencing a decrease was credit card fees, which declined by $8 million due primarily to the sales of $365 million of Key's credit card receivables during 1997. The increase in investment banking and capital markets income reflected higher revenues from dealer and trading activities, as well as increased gains recognized in connection with equity capital investments. Growth in trust and asset management income resulted from continued strong performance of both the stock and bond markets and new business. Additional detail pertaining to the composition of this noninterest income component is presented in Figure 11. Key did not execute any loan securitizations during the 1998 first quarter; the improvement in loan securitization income came primarily from servicing fees. This reflected growth in loans securitized and sold, which are either administered or serviced by Key, to $4.7 billion at March 31, 1998, from $2.8 billion a year ago. Additional information pertaining to the type and volume of these loans is included in the Loans section beginning on page 37. The acquisitions of Leasetec and Champion, which were completed during the third quarter of last year, contributed approximately $23 million (including $6 million of noninterest income) to the total increase in Key's revenue from the first quarter of 1997.

Included in 1998 gains from the sales of branches/subsidiaries was $6 million in branch divestiture gains and a $23 million gain recognized in connection with the joint venture with NOVA. The agreement with NOVA also specifies that Key can receive additional consideration at the end of each of the next three years through the year 2000, provided that certain revenue-related performance targets are met. The $23 million gain was accompanied by related reductions in both merchant services revenue and noninterest expense (primarily personnel). The NOVA transaction is more fully disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

                          FIGURE 10 NONINTEREST INCOME


                                                                  THREE MONTHS ENDED MARCH 31,           CHANGE
                                                                  ----------------------------     --------------------
dollars in millions                                                  1998               1997       AMOUNT      PERCENT
-----------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                  $ 78               $ 71          $ 7           9.9%
Trust and asset management income                                      77                 64           13           20.3
Investment banking and capital markets income                          47                 18           29          161.1
Credit card fees                                                       15                 23           (8)         (34.8)
Insurance and brokerage income                                         22                 21            1            4.8
Corporate owned life insurance income                                  23                 19            4           21.1
Loan securitization income                                             10                  1            9          900.0
Net securities gains                                                    2                 --            2            N/M
Gains from sales of branches/subsidiaries                              29                 --           29            N/M
Other income:
     Letter of credit and loan fees                                    17                 11            6           54.5
     Electronic banking fees                                            9                  7            2           28.6
     Mortgage banking income                                            2                  2           --             --
     Miscellaneous income                                              25                 22            3           13.6
-----------------------------------------------------------------------------------------------------------------------
          Total other income                                           53                 42           11           26.2
-----------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                   $356               $259          $97          37.5%
                                                                     =====              =====        =====

-----------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

                      FIGURE 11 TRUST AND ASSET MANAGEMENT


                                                                THREE MONTHS ENDED MARCH 31,              CHANGE
                                                                ----------------------------       ----------------------
dollars in millions                                                 1998               1997        AMOUNT      PERCENT
-------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                           $40                $34           $ 6          17.6%
Institutional asset management and custody fees                       21                 17             4           23.5
Bond services                                                         --                  3            (3)        (100.0)
All other fees                                                        16                 10             6           60.0
-------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income                          $77                $64           $13          20.3%
                                                                    ====               ====          ====

dollars in billions
-------------------------------------------------------------------------------------------------------------------------
MARCH 31,
Discretionary assets                                                $ 64                $47           $17          36.2%
Non-discretionary assets                                              50                 47             3            6.4
-------------------------------------------------------------------------------------------------------------------------
    Total trust assets                                              $114                $94           $20          21.3%
                                                                    ====               ====          ====

-------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the first quarter of 1998 totaled $600 million, up $25 million, or 4%, from the first quarter of 1997 with the largest increases coming from marketing expense (up $7 million) and professional fees (up $6 million). The 1997 acquisitions of Leasetec and Champion, accounted for approximately $18 million of the total increase in noninterest expense from the first three months of 1997.

Also contributing to the increase in noninterest expense from the year-ago quarter was $4 million in distributions accrued on capital securities (tax-advantaged preferred securities) issued by Key during the second quarter of 1997. These securities are more fully described in Note 8, Capital Securities, on page 13. Noninterest expense for first quarter of 1998 also reflected a $4 million increase in costs incurred in connection with efforts being undertaken by Key to modify computer information systems to be Year 2000 compliant. As of March 31, 1998, Key had recognized approximately $24 million of the estimated $40 million of expense that it expects to incur (primarily for internal and external programmers) to substantially complete this project by the end of 1998. Further information pertaining to the Year 2000 issue is included below.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 57.39% for the first quarter compared with 58.92% in the first quarter of 1997 and 56.81% for the prior quarter. The slight increase from the fourth quarter of 1997 was the result of declines in Key's net interest income and noninterest income. Included in other expense are equity-and gross receipts-based taxes which are assessed in lieu of an income tax in certain states in which Key operates. These taxes, which are shown in Figure 12, represented 88, 104 and 76 basis points of Key's efficiency ratio for the first quarter of 1998, the first quarter of 1997 and the fourth quarter of 1997, respectively. The extent to which such taxes impact the level of noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

Year 2000
---------
The Year 2000 issue refers to computer systems that were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to this issue. Various systems could be affected ranging from complex computer systems to telephone systems, ATMs and elevators.

To address this issue, in 1995, Key developed a comprehensive plan, including the formation of a team consisting of internal resources and third-party experts. Key prioritized the various systems (including those maintained by its business partners and suppliers) that could be affected by the Year 2000, and efforts to ensure compliance of core systems deemed critical to Key have been accelerated. The cost of the project (currently estimated to be $40 million) and timing of its implementation are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources and other factors. Key is monitoring the efforts of its business partners, suppliers and customers involved in addressing the potential problem and expects to complete substantially all of the necessary work by the end of 1998, allowing 1999 as a year of final testing and refinement. As of March 31, 1998, compliance efforts had been completed for approximately 29% of the core systems identified. Key believes the efforts described above will ensure its systems are adequately prepared for the Year 2000.

                          FIGURE 12 NONINTEREST EXPENSE

                                               THREE MONTHS ENDED MARCH 31,          CHANGE
                                               -----------------------------   --------------------
dollars in millions                                 1998          1997         AMOUNT       PERCENT
---------------------------------------------------------------------------------------------------
Personnel                                            $294          $290           $ 4         1.4%
Net occupancy                                          56            56            --           --
Equipment                                              43            43            --           --
Amortization of intangibles                            23            21             2          9.5
Marketing                                              28            21             7         33.3
Professional fees                                      17            11             6         54.5
Other expense:
    Distributions on capital securities                14            10             4         40.0
    Equity-and gross receipts-based taxes               9            10            (1)       (10.0)
    OREO expense, net(1)                                1             1            --           --
    FDIC insurance assessments                          2             1             1        100.0
    Year 2000 expense                                   6             2             4        200.0
    Miscellaneous                                     107           109            (2)        (1.8)
---------------------------------------------------------------------------------------------------
       Total other expense                            139           133             6          4.5
---------------------------------------------------------------------------------------------------
       Total noninterest expense                     $600          $575          $ 25         4.3%
                                                  =======       =======       =======

Full-time equivalent employees at period end       24,650        26,603
Efficiency ratio(2)                                57.39%        58.92%
Overhead ratio(3)                                   35.36         43.71

---------------------------------------------------------------------------------------------------

1 OREO expense is net of income of $1 million for the first quarter of 1998 and 1997.

2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from branch divestitures).

3 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gains from branch divestitures) divided by taxable-equivalent net interest income.

INCOME TAXES
The provision for income taxes was $108 million for the three-month period ended March 31, 1998, up from $94 million for the same period in 1997. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1998 first quarter was 31.6% compared with 30.6% for the first quarter of 1997. Primary factors contributing to the increase in the effective tax rate were a lower proportion of tax credits and tax-exempt income to pretax earnings in the current year, and the favorable settlement of an IRS audit related to an entity acquired in 1992 recorded during the first quarter of 1997. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At March 31, 1998, total loans outstanding were $54.9 billion, up from $53.4 billion at December 31, 1997, and $49.7 billion at March 31, 1997. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 10.

The $5.2 billion, or 10%, increase in loans outstanding from the March 31, 1997, level was due primarily to internal growth, but also included the net impact of acquisitions, sales and divestitures. During the third quarter of 1997, Key acquired Leasetec and Champion, which added total loans outstanding of approximately $1.0 billion and $225 million, respectively. The sales and divestitures which occurred during 1998 and 1997 are summarized in Figure 13 and included the impact of planned bank and branch divestitures, as well as the securitization and/or sale of education loans, automobile loans and other loans which do not meet certain return on equity, credit or other internal standards. Key generally sells or securitizes education loans when a borrower enters repayment status. In addition, home equity loans originated by Champion and all non-prime automobile loans were targeted for securitization in 1997. In addition to bank and branch divestitures, activity since March 31, 1997, included the sale of $1.1 billion of education loans (of which $744 million was associated with securitizations), the sale of automobile loans totaling $1.3 billion and the sale of $249 million of home equity loans. All of the automobile loan sales and $205 million of the home equity loan sales were associated with securitizations. Included in the automobile loan sales was $949 million of prime credit loans with low returns on equity. This particular portfolio was sold during the fourth quarter of 1997 in keeping with Key's strategy of divesting assets which do not support its return on equity objective. Also moderating the increase in total loans over the past year was the sale of $324 million of out-of-franchise credit card receivables which had an historically high level of delinquency. Management will continue to explore opportunities for sales and/or other arrangements with respect to its credit card and certain other portfolios in efforts to improve financial returns and manage credit risk over the remainder of 1998.

Excluding the net impact of acquisitions, sales and divestitures, loan portfolios (other than one-to-four family mortgages and loans held for sale) increased $5.3 billion, or 13%, since March 31, 1997, and were up $1.2 billion, or an annualized 11% from the 1997 year end. Over the past year, the largest increase came from commercial loans which rose by $3.2 billion, due primarily to higher levels of commercial, financial and agricultural loans (up $1.9 billion), real estate-construction loans (up $772 million) and lease financing receivables (up $490 million). Additionally, consumer loans rose by $2.2 billion, and included increases of $1.5 billion in installment loans and $668 million in home equity loans.

                        FIGURE 13 LOANS SOLD AND DIVESTED


                                                                              CREDIT CARD
in millions                   EDUCATION      AUTOMOBILE       HOME EQUITY     RECEIVABLES       ALL OTHER          TOTAL
-------------------------------------------------------------------------------------------------------------------------
        1998
----------------------
FIRST QUARTER                       $71              --                --              --             $20(1)         $91
-------------------------------------------------------------------------------------------------------------------------

                                    $71              --                --              --             $20            $91
                                    ====                                                              ====           ===

1997
----------------------
Fourth quarter                   $  879          $1,046              $ 44              --            $147(1)      $2,116

Third quarter                       100             112               205            $324             491(1)       1,232

Second quarter                       52             103                --              --              --            155

First quarter                        31             456                --              41              --            528
-------------------------------------------------------------------------------------------------------------------------

     Total                       $1,062          $1,717              $249            $365            $638         $4,031
                                 =======         =======             =====           =====           =====        ======

-------------------------------------------------------------------------------------------------------------------------


1 Part of branch divestitures, including the sale of KeyBank Wyoming in the third quarter of 1997.

The $1.5 billion increase in loans from the December 31, 1997, level also reflected strong growth in loan portfolios other than one-to-four family mortgages and loans held for sale. Excluding the small impact of loan sales and branch divestitures shown in Figure 13, such loans increased $1.2 billion, or an annualized 11%, during the first quarter of 1998. Commercial loans accounted for $894 million of the increase with the largest growth coming from commercial, financial and agricultural loans (up $509 million) and construction loans (up $280 million). On the same basis, the aggregate annualized growth rate of average outstanding balances in the commercial loan portfolio was 14% for the first quarter of 1998 and exceeded 12% in each of the prior three quarters. Consumer loans contributed $293 million to the first quarter increase in loans, due principally to growth in the installment portfolio.

Shown in Figure 14 are loans which have been securitized/sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as loan securitization income, while income earned on assets subject to prepayment, recorded in connection with securitizations and accounted for like investments in interest-only strip securities, is recorded as interest income on securities available for sale.

          FIGURE 14 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED


                                   MARCH 31,          DECEMBER 31,          MARCH 31,
in millions                             1998                  1997               1997
--------------------------------------------------------------------------------------
Student loans                         $2,540                $2,611             $2,014
Automobile loans                       1,493                 1,601                754
Home equity loans                        625                   735                ___
--------------------------------------------------------------------------------------
     Total                            $4,658                $4,947             $2,768
                                      =======               =======            ======

--------------------------------------------------------------------------------------

SECURITIES
At March 31, 1998, the securities portfolio totaled $8.3 billion, consisting of $7.1 billion of securities available for sale and $1.2 billion of investment securities. This compares with a total portfolio of $8.9 billion, comprised of $7.7 billion of securities available for sale and $1.2 billion of investment securities, at December 31, 1997. The composition of the two securities portfolios by type of security, as of each of these respective dates, is presented in Note 4, Securities, starting on page 9. The decrease in collateralized mortgage obligations and other mortgage backed securities since the 1997 year end was due primarily to scheduled amortization, as well as prepayments which occurred in connection with refinancings completed in the continued low interest rate environment. Certain information pertaining to the composition, yields, and maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively.

                     FIGURE 15 SECURITIES AVAILABLE FOR SALE


                                                                                                      Other
                                      U.S. Treasury,        States and     Collateralized         Mortgage-             Residual
                                       Agencies and          Political           Mortgage            Backed          Interest in
dollars in millions                    Corporations       Subdivisions       Obligations(1)      Securities(1)   Securitizations
------------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1998
  Maturity:
    One year or less                          $ 52                $ 2             $  989             $   19                 --
    After one through five years                53                  7              2,595              1,581               $170
    After five through ten years                16                 44                 82              1,089                212
    After ten years                             22                 11                 --                102                 --
------------------------------------------------------------------------------------------------------------------------------------
Fair value                                    $143                $64             $3,666             $2,791               $382
Amortized cost                                 141                 63              3,660              2,762                414
Weighted average yield                        7.02%              6.53%              6.75%              7.27%              8.10%
Weighted average maturity                3.8 years          7.5 years          2.2 years          5.5 years          5.7 years
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997

Fair value                                    $204                $52             $4,051             $2,951               $374
Amortized cost                                 202                 52              4,045              2,908                418
------------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1997

Fair value                                    $523                $41             $3,661             $3,415               $234
Amortized cost                                 529                 41              3,720              3,467                300
------------------------------------------------------------------------------------------------------------------------------------


                                                                                Weighted
                                              Other                              Average
                                          Securities               Total           Yield(2)
--------------------------------------------------------------------------------------------
  Maturity:
    One year or less                            $20               $1,082             6.56%
    After one through five years                 18                4,424             7.15
    After five through ten years                  2                1,445             7.01
    After ten years                              29(3)               164             6.93
--------------------------------------------------------------------------------------------
Fair value                                      $69               $7,115               --
Amortized cost                                   61                7,101             7.03%
Weighted average yield                         5.70%                7.03%              --
Weighted average maturity                 6.8 years            3.8 years               --
--------------------------------------------------------------------------------------------
DECEMBER 31, 1997

Fair value                                      $76               $7,708               --
Amortized cost                                   75                7,700             7.19%
--------------------------------------------------------------------------------------------
MARCH 31, 1997

Fair value                                      $97               $7,971               --
Amortized cost                                   96                8,153             6.67%
--------------------------------------------------------------------------------------------




1 Maturity is based upon expected average lives rather than contractual terms.

2 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

3 Includes equity securities with no stated maturity.



                         FIGURE 16 INVESTMENT SECURITIES


                                       States and                                               Weighted
                                        Political             Other                              Average
 dollars in millions                 Subdivisions         Securities               Total           Yield(1)
------------------------------------------------------------------------------------------------------------
MARCH 31, 1998
  Maturity:
    One year or less                        $305                 --               $  305             7.39%
    After one through five years             420               $ 93                  513             8.22
    After five through ten years             155                 --                  155             9.90
    After ten years                           38                171                  209             6.10
------------------------------------------------------------------------------------------------------------
Amortized cost                              $918               $264               $1,182             7.84%
Fair value                                   949                264                1,213               --
Weighted average yield                      8.45%              5.70%                7.84%              --
Weighted average maturity              3.0 years          7.2 years            3.9 years               --
------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997

Amortized cost                              $973               $257               $1,230             7.59%
Fair value                                 1,005                257                1,262               --
------------------------------------------------------------------------------------------------------------
MARCH 31, 1997

Amortized cost                            $1,401               $227               $1,628             7.56%
Fair value                                 1,430                227                1,657               --
------------------------------------------------------------------------------------------------------------


1 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

ASSET QUALITY
Key has established groups dedicated to evaluating and monitoring the level of risk in its credit-related assets; formulating underwriting standards and guidelines for line management; developing commercial and consumer credit policies and systems; establishing credit-related concentration limits; reviewing loans, leases and other corporate assets to evaluate credit quality; and reviewing the adequacy of the allowance for loan losses ("Allowance"). Geographic diversity throughout Key is a significant factor in managing credit risk.

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

                    FIGURE 17 SUMMARY OF LOAN LOSS EXPERIENCE


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
dollars in millions                                                                1998               1997
-----------------------------------------------------------------------------------------------------------
Average loans outstanding during the period                                     $53,946            $49,215
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                                   $900               $870
Loans charged off:
     Commercial, financial and agricultural                                          16                 12
     Real estate--commercial mortgage                                                 4                  3
     Real estate--construction                                                       --                  1
     Commercial lease financing                                                       1                  3
-----------------------------------------------------------------------------------------------------------
          Total commercial loans                                                     21                 19
     Real estate--residential mortgage                                                4                  3
     Home equity                                                                      2                  1
     Credit card                                                                     27                 29
     Consumer--direct                                                                11                  8
     Consumer--indirect                                                              35                 29
-----------------------------------------------------------------------------------------------------------
          Total consumer loans                                                       79                 70
-----------------------------------------------------------------------------------------------------------
                                                                                    100                 89
Recoveries:
     Commercial, financial and agricultural                                           6                  8
     Real estate--commercial mortgage                                                 2                  3
-----------------------------------------------------------------------------------------------------------
          Total commercial loans                                                      8                 11
     Real estate--residential mortgage                                                1                  1
     Credit card                                                                      2                  2
     Consumer--direct                                                                 2                  2
     Consumer--indirect                                                              10                  6
-----------------------------------------------------------------------------------------------------------
          Total consumer loans                                                       15                 11
-----------------------------------------------------------------------------------------------------------
                                                                                     23                 22
-----------------------------------------------------------------------------------------------------------
Net loans charged off                                                               (77)               (67)
Provision for loan losses                                                            77                 67
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                                         $900               $870
                                                                                   =====              ====

-----------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                                               .58%               .55%
Allowance for loan losses to period end loans                                      1.64               1.75
Allowance for loan losses to nonperforming loans                                 241.29             234.50

-----------------------------------------------------------------------------------------------------------


As shown in Figure 17, net loan charge-offs in the first three months of 1998 were $77 million, or .58% of average loans, compared with $67 million, or .55% of average loans, for the same period last year. The increase in net charge-offs was evenly split between the commercial and consumer portfolios. The higher level of commercial loan net charge-offs was concentrated in the commercial, financial and agricultural portfolio and reflected significant growth in outstanding loans over the past year. Contributing to the increase in consumer loan net charge-offs, which occurred primarily in the direct and indirect installment portfolios, was the continued weakness in consumer credit quality. Overall, the level of net loan charge-offs has been fairly consistent over the past five quarters and is expected to benefit from the fourth quarter 1997 sale of $949 million of prime credit automobile loans. As a result of the higher level of net charge-offs, the provision for loan losses was increased to $77 million for the first quarter of 1998 from $76 million for the prior quarter and $67 million for the first quarter of last year. This increase reflected management's current intention to maintain the provision for loan losses at a level equal to or above net charge-offs.

The Allowance at March 31, 1998, was $900 million, or 1.64% of loans, compared with $870 million, or 1.75% of loans, at March 31, 1997. Included in both the 1998 and 1997 Allowance was $26 million and $33 million, respectively, which was specifically allocated for impaired loans. For a further discussion of impaired loans see Note 6, Impaired Loans and Other Nonperforming Assets, on page 11. At March 31, 1998, the Allowance was 241.29% of nonperforming loans, compared with 236.22% at December 31, 1997, and 234.50% at March 31, 1997. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $421 million at March 31, 1998, and represented .77% of loans, OREO and other nonperforming assets compared with $431 million, or .81%, at year end 1997 and $425 million, or .85%, at March 31, 1997. The level of nonperforming assets has remained consistent over the past five quarters, ranging from a high of $433 million at June 30, 1997, to a low of $411 million at September 30, 1997.

          FIGURE 18 SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS


                                                                 MARCH 31,           DECEMBER 31,            MARCH 31,
dollars in millions                                                   1998                   1997                 1997
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                $152                   $162                 $135
Real estate--commercial mortgage                                        77                     88                   88
Real estate--construction                                               20                     21                   19
Commercial lease financing                                              14                      5                   16
Real estate--residential mortgage                                       62                     58                   64
Consumer                                                                48                     47                   49
-----------------------------------------------------------------------------------------------------------------------
      Total nonperforming loans (1)                                    373                    381                  371
OREO                                                                    67                     66                   62
Allowance for OREO losses                                              (24)                   (21)                 (10)
-----------------------------------------------------------------------------------------------------------------------
      OREO, net of allowance                                            43                     45                   52
Other nonperforming assets                                               5                      5                    2
-----------------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                                      $421                   $431                 $425
                                                                      =====                  =====                ====

-----------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                               $159                   $132                 $113

-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                                .68%                   .71%                 .75%
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets                              .77                    .81                  .85

-----------------------------------------------------------------------------------------------------------------------

1 Includes impaired loans of $189 million, $196 million and $193 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the first quarter of 1998, these deposits averaged $37.0 billion and represented 58% of Key's funds supporting earning assets, compared with $39.0 billion and 66%, respectively, during the first three months of 1997. Over the past year the decrease in core deposits was due primarily to declines in the levels of both savings deposits and NOW accounts. This resulted primarily from the sale of KeyBank Wyoming in July 1997 and the divestiture of 89 other branch offices since March 31, 1997. The divested branches (including KeyBank Wyoming) had deposits of approximately $2.4 billion. Also contributing to both the decrease and change in the mix of core deposits were investment alternatives pursued by customers in response to the continued strength of the stock and bond markets. The increase in money market deposit accounts over the past two quarters reflects these customer preferences as well as actions taken by management to reprice such deposits.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $18.4 billion during the first quarter of 1998, up $2.6 billion, or 17%, from the comparable prior year period. As illustrated in Figure 4, the increase was attributable to higher levels of short-term borrowings and deposits in foreign offices, which rose by $2.9 billion and $95 million, respectively. Purchased funds have been more heavily relied upon to offset declines in the volume of core deposits and to fund earning asset growth. This trend is expected to continue well into 1998 due in large part to the impact of the bank and branch divestitures which are expected to be completed near the close of the second quarter.

      FIGURE 19 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE


March 31, 1998                                DOMESTIC          FOREIGN
in millions                                    OFFICES          OFFICES           TOTAL
----------------------------------------------------------------------------------------
Time remaining to maturity:
     Three months or less                       $1,863             $325          $2,188
     Over three through six months                 634               --             634
     Over six through twelve months                549               --             549
     Over twelve months                            424               --             424
----------------------------------------------------------------------------------------
          Total                                 $3,470             $325          $3,795
                                                =======            =====         ======

----------------------------------------------------------------------------------------


LIQUIDITY
Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. The affiliate banks maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by more than 1,000 full-service KeyCenters in 13 states. The affiliate banks monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by Key's Funds & Investment Management Group, which monitors the overall mix of funding sources in conjunction with the affiliate banks' deposit pricing and in response to the structure of the earning assets portfolio. In addition, the affiliate banks have access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve system for short-term liquidity requirements should the need arise. One of the affiliate banks, KeyBank USA, has a line of credit with the Federal Reserve, which provides for overnight borrowings of up to $980 million and is secured by $1.4 billion of KeyBank USA's credit card receivables at March 31, 1998. There were no borrowings outstanding under this line of credit as of March 31, 1998.

During the first quarter of 1998, Key's affiliate banks raised $4.1 billion under Key's Bank Note Program, which provides for the issuance of up to $13 billion ($12 billion by KeyBank N.A. and $1 billion by KeyBank USA). Of the notes issued during the first quarter, $1.6 billion have original maturities in excess of one year and are included in long-term debt, while $2.5 billion have original maturities of one year or less and are included in short-term borrowings. At March 31, 1998, the program had an unused capacity of $8.2 billion.

During the second quarter of 1997, Key diversified its funding sources by establishing a Euronote Program under which the parent company, KeyBank N.A. and KeyBank USA may issue both long- and short-term debt of up to $5 billion in the aggregate. The notes will be offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There was $864 million of borrowings outstanding under this facility as of March 31, 1998, $24 million of which was issued during the first quarter.

The parent company has a commercial paper program and a four-year revolving credit agreement; both facilities provide funding availability of $500 million. The proceeds from the commercial paper program may be used for general corporate purposes and have been used to fund certain non-prime automobile lending activities in conjunction with securitizations. There were no borrowings outstanding under either of these facilities as of March 31, 1998.

The parent company also has a universal shelf registration statement on file with the SEC, which provides for the possible issuance of up to $1.3 billion of debt and equity securities. At March 31, 1998, unused capacity under the shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at March 31, 1998, were as follows:



                                     Senior           Subordinated
                  Commercial        Long-Term           Long-Term
                    Paper             Debt                Debt
               ---------------  -----------------  -----------------

Duff & Phelps        D-1               A+                    A
Standard & Poor's    A-2               A-                 BBB+
Moody's              P-1               A1                   A2

Further information pertaining to Key's sources and uses of cash for the three-month periods ended March 31, 1998 and 1997, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at March 31, 1998, was $5.3 billion, up $157 million, or 3%, from the December 31, 1997, balance and $664 million, or 14%, from the end of the first quarter of 1997. The increase from the end of the prior year and from the year-ago quarter was due primarily to retained net income, offset in part by dividends paid to shareholders. The increase over the past 12 months was also moderated by a net increase in treasury stock resulting from the share repurchases which occurred during the last three quarters of 1997. Other factors contributing to the change in shareholders' equity during the first three months of 1998 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

In January 1998, the Board of Directors approved a share repurchase program which authorized the repurchase from that date of up to 5,000,000 Common Shares (10,000,000 shares on a post-split basis), with no expiration date for the authority. Under the program, shares may be repurchased from time to time in the open market or through negotiated transactions. During the first quarter of 1998, Key did not repurchase any shares under this program and reissued 1,251,566 Treasury Shares for employee benefit and dividend reinvestment plans. The 52,573,384 Treasury Shares at March 31, 1998, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.98% at March 31, 1998, compared with 7.71% at December 31, 1997, and 7.62% at March 31, 1997. Excluding certain capital securities receiving Tier 1 treatment, these ratios are 7.29%, 7.03% and 6.88%, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier 1 and total risk-adjusted capital ratios at March 31, 1998, were 6.81% and 11.38%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier 1 and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At March 31, 1998, Key's leverage ratio was 6.61%, substantially higher than the minimum requirement. Figure 20 presents the details of Key's regulatory capital position at March 31, 1998, December 31, 1997, and March 31, 1997.

              FIGURE 20 CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS


                                                      MARCH 31,     DECEMBER 31,        MARCH 31,
dollars in millions                                       1998             1997             1997
-------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
     Common shareholders' equity(1)                     $5,330           $5,170           $4,791
     Qualifying capital securities                         500              500              500
     Less:  Goodwill                                    (1,052)          (1,071)            (811)
                Other intangible assets(2)                 (89)             (95)            (112)
-------------------------------------------------------------------------------------------------
          Total Tier 1 capital                           4,689            4,504            4,368
-------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses(3)                          861              847              733
     Qualifying long-term debt                           2,285            1,982            2,102
-------------------------------------------------------------------------------------------------
          Total Tier 2 capital                           3,146            2,829            2,835
-------------------------------------------------------------------------------------------------
          Total capital                                 $7,835           $7,333           $7,203
                                                      ========         ========         ========

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet             $58,209          $58,412          $52,659
     Risk-adjusted off-balance sheet exposure           11,844           10,501            6,893
     Less:  Goodwill                                    (1,052)          (1,071)            (811)
                Other intangible assets(2)                 (89)             (95)            (112)
-------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                    68,912           67,747           58,629
     Less:  Excess allowance for loan losses(3)            (39)             (53)            (137)
-------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                     $68,873          $67,694          $58,492
                                                      ========         ========         ========

AVERAGE QUARTERLY TOTAL ASSETS                         $72,122          $71,490          $66,354
                                                      ========         ========         ========

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                   6.81%            6.65%            7.47%
     Total risk-adjusted capital ratio                   11.38            10.83            12.31
     Leverage ratio(4)                                    6.61             6.40             6.68

-------------------------------------------------------------------------------------------------

1 Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

2 Intangible assets (excluding goodwill and portions of purchased credit card relationships) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

3 The allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-adjusted assets.

4 Tier 1 capital as a percentage of average quarterly assets, less goodwill and other non-qualifying intangible assets as defined in 2 above.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of Key's affiliate banks qualify as "well capitalized" at March 31, 1998, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier 1 capital and leverage ratios, respectively. Although these provisions are not directly applicable to Key under existing laws and regulations, based upon its ratios Key would also qualify as "well capitalized" at March 31, 1998. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

On January 15, 1998, Key announced a two-for-one stock split effected by means of a 100% stock dividend payable March 6, 1998, to shareholders of record as of February 18, 1998. All relevant Common Share amounts and per share data in this report have been adjusted to reflect the split.

At the Annual Meeting of Shareholders held May 7, 1998, shareholders increased the authorized number of Key Common Shares from 900,000,000 to 1,400,000,000 Common Shares. Additionally, on January 15,

1998, the Board voted to cancel and retire all 1,400,000 authorized shares of Key's 10% Cumulative Preferred Stock, Class A, none of which were outstanding.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

          (15)  Acknowledgment Letter of Independent Auditors

          (27)  Financial Data Schedule (filed electronically only)

    (b)  Reports on Form 8-K

         January 21, 1998 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that the Registrant issued two press releases on January 15, 1998. The first announced the earnings results for the three-month and twelve-month period ended December 31, 1997. The second announced: (i) a declaration of a quarterly cash dividend in the amount of $.47 per common share ($.235 per common share on a post-split basis), (ii) a two-for-one stock split by means of a 100% stock dividend payable on common shares, and (iii) a repurchase authorization of up to 5 million (10 million on a post-split basis) common shares from time to time.

         March 6, 1998 - Item 5. Other events. Reporting that the Board of Directors declared a stock split on January 15, 1998, to be effected in the form of a 100% stock dividend payable on March 6, 1998, to shareholders of record on February 18, 1998. Also reporting that the Registration Statement on Form S-3 (Reg. No. 333-37287) filed on October 6, 1997, is deemed to cover the additional Common Shares resulting from the payment of the stock dividend.

         No other reports on Form 8-K were filed during the three-month period ended March 31, 1998.



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

                                                       KEYCORP
                                        --------------------------------------
                                                    (Registrant)


Date:  May 14, 1998                     /s/  Lee Irving
                                        --------------------------------------
                                        By:  Lee Irving
                                             Executive Vice President
                                             and Chief Accounting Officer