Form 10-Q
period 1998-06-30
KEYCORP /NEW/
filed 1998-08-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                     [LOGO]
                                    KEYCORP
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                    34-6542451
------------------------------------------    --------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

     127 Public Square, Cleveland, Ohio                  44114-1306
------------------------------------------    ---------------------------------
  (Address of principal executive offices)              (Zip Code)

                                 (216) 689-6300
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each              439,868,135 Shares
---------------------------------------------   ------------------------------
           (Title of class)                      (Outstanding at July 31, 1998)

                    The number of pages of this report is 48.

                                     KEYCORP

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                                                   Page Number
          --------------------                                                                   -----------
          Consolidated Balance Sheets --
             June 30, 1998, December 31, 1997 and June 30, 1997                                       3

          Consolidated Statements of Income --
             Three months and six months ended June 30, 1998 and 1997                                 4

          Consolidated Statements of Changes in Shareholders' Equity --
             Six months ended June 30, 1998 and 1997                                                  5

          Consolidated Statements of Cash Flow --
             Six months ended June 30, 1998 and 1997                                                  6

          Notes to Consolidated Financial Statements                                                  7

          Independent Accountants' Review Report                                                      19

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             And Results of Operations                                                                20
             -------------------------


                                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                           46
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders                                         46
          ---------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                                            47
          --------------------------------

          Signature                                                                                   47

PART I.  FINANCIAL INFORMATION
                                                        KEYCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            June 30,   December 31,      June 30,
dollars in millions                                                            1998           1997          1997
------------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks                                                    $  3,050       $  3,651      $  2,911
Short-term investments                                                        1,652          1,928           653
Securities available for sale                                                 6,482          7,708         7,727
Investment securities (fair value: $1,066, $1,262 and $1,516)                 1,038          1,230         1,484
Loans, net of unearned income of $1,313, $1,197 and $951)                    57,769         53,380        51,644
       Less: Allowance for loan losses                                          900            900           880
----------------------------------------------------------------------------------------------------------------
       Net loans                                                             56,869         52,480        50,764
Premises and equipment                                                          894            985         1,025
Goodwill                                                                      1,028          1,071           795
Other intangible assets                                                          88            105           123
Corporate owned life insurance                                                1,945          1,895         1,562
Other assets                                                                  2,732          2,646         2,628
----------------------------------------------------------------------------------------------------------------
       Total assets                                                        $ 75,778       $ 73,699      $ 69,672
                                                                           ========       ========      ========

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                    $  8,967       $  9,368      $  9,519
    Interest-bearing                                                         31,262         32,005        33,655
Deposits in foreign offices -- interest-bearing                               1,565          3,700         1,452
----------------------------------------------------------------------------------------------------------------
       Total deposits                                                        41,794         45,073        44,626
Federal funds purchased and securities sold under repurchase agreements       6,828          6,979         6,830
Bank notes and other short-term borrowings                                    7,855          5,967         5,447
Other liabilities                                                             2,583          2,303         2,023
Long-term debt                                                               10,196          7,446         5,182
------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                     69,256         67,768        64,108

Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of
    the Corporation (See Note 8)                                                997            750           750

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued       --             --            --
Common Shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780, 491,888,780 and 245,944,390 shares                      492            492           246
Capital surplus                                                               1,284          1,283         1,477
Retained earnings                                                             4,889          4,611         4,311
Loans to ESOP trustee                                                           (42)           (42)          (49)
Treasury stock, at cost (51,536,469, 53,824,950 and 27,564,764 shares)       (1,126)        (1,174)       (1,135)
Accumulated other comprehensive income                                           28             11           (36)
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                             5,525          5,181         4,814
----------------------------------------------------------------------------------------------------------------
       Total liabilities, capital securities and shareholders' equity      $ 75,778       $ 73,699      $ 69,672
                                                                           ========       ========      ========
----------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                              Three months          Six months
                                                                             ended June 30,        ended June 30,
                                                                             --------------        --------------
dollars in millions, except per share amounts                                1998      1997        1998       1997
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                     $  1,218   $  1,131   $  2,383   $  2,226
Taxable investment securities                                                    4          3          7          6
Tax-exempt investment securities                                                12         18         25         36
Securities available for sale                                                  117        136        246        270
Short-term investments                                                          21          7         38         12
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     1,372      1,295      2,699      2,550

INTEREST EXPENSE
Deposits                                                                       346        378        693        731
Federal funds purchased and securities sold under repurchase agreements         89         84        182        172
Bank notes and other short-term borrowings                                     114         64        212        121
Long-term debt                                                                 143         73        268        141
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                      692        599      1,355      1,165
---------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                            680        696      1,344      1,385
Provision for loan losses                                                       72         75        149        142
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            608        621      1,195      1,243

NONINTEREST INCOME
Service charges on deposit accounts                                             75         74        153        145
Trust and asset management income                                               80         64        157        128
Investment banking and capital markets income                                   50         21         97         39
Credit card fees                                                                17         25         32         48
Insurance and brokerage income                                                  24         21         46         42
Corporate owned life insurance income                                           24         21         47         40
Loan securitization income                                                       8          3         18          4
Net securities gains                                                             2       --            4       --
Gains from sales of branches/subsidiaries                                       33         10         62         10
Other income                                                                    67         49        120         91
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                    380        288        736        547

NONINTEREST EXPENSE
Personnel                                                                      302        283        596        573
Net occupancy                                                                   56         54        112        110
Equipment                                                                       45         44         88         87
Amortization of intangibles                                                     22         21         45         42
Marketing                                                                       28         22         56         43
Professional fees                                                               15         13         32         24
Other expense                                                                  148        145        287        278
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                   616        582      1,216      1,157

INCOME BEFORE INCOME TAXES                                                     372        327        715        633
Income taxes                                                                   123        104        231        198
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $    249   $    223   $    484   $    435
                                                                          ========   ========   ========   ========
Per Common Share:
   Net income                                                             $    .57   $    .51   $   1.10   $    .99
   Net Income - assuming dilution                                              .56        .51       1.09        .98
Weighted average Common Shares outstanding (000)                           440,092    437,946    439,345    440,628
Weighted average Common Shares and potential Common
   Shares outstanding (000)                                                446,568    442,480    445,707    445,504
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                      Accumulated
                                                                                                            Other
                                                                                 Loans to    Treasury     Compre-
                                                   Common    Capital    Retained     ESOP       Stock     hensive    Comprehensive
dollars in millions, except per share amounts      Shares    Surplus    Earnings  Trustee     at Cost      Income       Income (2)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      $   246    $ 1,484    $ 4,060   $   (49)   $  (854)   $    (6)
Net income                                                                  435                                         $   435
Other comprehensive income:
       Adjustment related to change in
        accounting for transfers of financial
        assets, net of deferred tax benefit
        of $(25)                                                                                            (43)            (43)
       Net unrealized gains on securities
        available for sale, net of income taxes
        of $7 (1)                                                                                            13              13
                                                                                                                        -------
                  Total comprehensive income                                                                            $   405
                                                                                                                        =======
Cash dividends on Common Shares ($.42 per share)                           (184)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-
       1,428,289 net  shares                                      (7)                             64
Repurchase of Common Shares-6,502,700 shares                                                    (345)

===============================================================================================================

BALANCE AT JUNE 30, 1997                          $   246    $ 1,477    $ 4,311   $   (49)   $(1,135)   $   (36)
                                                  =======    =======    =======   =======    =======    =======
----------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                      $   492    $ 1,283    $ 4,611   $   (42)   $(1,174)   $    11
Net income                                                                  484                                         $   484
Other comprehensive income:
       Net unrealized gains on securities
        available for sale, net of income
        taxes of $9 (1)                                                                                      17              17
                                                                                                                       --------
                  Total comprehensive income                                                                            $   501
                                                                                                                       ========
Cash dividends on Common Shares ($.47 per share)                           (206)
Issuance of Common Shares under employee
       benefit and dividend reinvestment plans-
       2,388,481 net shares                                        1                              52
Repurchase of Common Shares-100,000 shares                                                        (4)
----------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                          $   492    $ 1,284    $ 4,889   $   (42)   $(1,126)   $    28
                                                  =======    =======    =======   =======    =======    =======
----------------------------------------------------------------------------------------------------------------

1  Net of reclassification adjustments.

2 For the three months ended June 30, 1998 and 1997, comprehensive income was $269 million and $304 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                               Six months ended June 30
                                                                                               ------------------------
in millions                                                                                     1998               1997
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                   $   484            $   435
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Provision for loan losses                                                                    149                142
    Depreciation expense                                                                          77                 78
    Amortization of intangibles                                                                   45                 42
    Net gains from sales of branches/subsidiaries                                                (62)               (10)
    Net securities gains                                                                          (4)                --
    Deferred income taxes                                                                        154                 32
    Net increase in mortgage loans held for sale                                                (324)               (14)
    Net increase in trading account assets                                                      (228)              (133)
    Decrease in accrued restructuring charge                                                     (18)               (49)
    Other operating activities, net                                                              (10)              (525)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              263                 (2)
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                         (3,861)            (3,227)
Purchases of loans                                                                              (827)                --
Loans sold                                                                                       336                683
Purchases of investment securities                                                               (55)              (187)
Proceeds from sales of investment securities                                                      43                  7
Proceeds from prepayments and maturities of investment securities                                232                371
Purchases of securities available for sale                                                       (61)              (848)
Proceeds from sales of securities available for sale                                              43                 37
Proceeds from prepayments and maturities of securities available for sale                      1,281              1,006
Net decrease in other short-term investments                                                     504                176
Purchases of premises and equipment                                                              (27)               (89)
Proceeds from sales of premises and equipment                                                     23                 53
Proceeds from sales of other real estate owned                                                     4                  7
Net cash paid for sales of branches/subsidiaries                                                (433)              (116)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (2,798)            (2,127)
FINANCING ACTIVITIES
Net decrease in deposits                                                                      (2,621)              (540)
Net increase in short-term borrowings                                                          1,739              1,383
Net proceeds from issuance of long-term debt                                                   3,248              1,500
Payments on long-term debt                                                                      (503)              (525)
Proceeds from the issuance of capital securities                                                 247                250
Purchases of treasury shares                                                                      (4)              (345)
Proceeds from issuance of common stock pursuant to employee
    benefit and dividend reinvestment plans                                                       34                 57
Cash dividends                                                                                  (206)              (184)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,934              1,596
------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                         (601)              (533)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                 3,651              3,444
------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                      $3,050             $2,911
                                                                                              ======             ======
------------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                             $1,329             $1,150
    Income taxes paid                                                                             79                135
    Net amount received on portfolio swaps                                                        10                 41
Noncash items:
    Assets sold                                                                                 $165              $  29
    Liabilities sold                                                                             660                155
    Transfer of other assets to securities available for sale                                     --                280

------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            I. BASIS OF PRESENTATION

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

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 1998
As of January 1, 1998, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The new statement requires Key's unrealized gains or losses on securities available for sale, which prior to adoption were reported as a separate component of shareholders' equity, to be included in other comprehensive income. Since SFAS No. 130 requires only the disclosure and presentation in a prescribed format of information customarily presented elsewhere in the financial statements, it had no impact on Key's financial condition or results of operations. Prior year financial statements have been reclassified to conform with the new requirements. Comprehensive income is presented in the Statement of Changes in Shareholders' Equity on page 5.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively "derivatives") and for hedging activities. It requires that all derivatives be recognized in the balance sheet and measured at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of this statement is permitted as of the beginning of any fiscal quarter starting after June 30, 1998. Key will adopt the provisions of SFAS No. 133 as of January 1, 2000. Key is currently reviewing SFAS No. 133 and has not yet determined the extent to which the statement will alter its use of certain derivatives in the future and the impact on its financial condition and results of operations.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for such costs, including the characteristics to be considered in defining internal-use software and the circumstances under which related costs should be expensed or capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier adoption encouraged on a prospective basis; restatement of financial statements for earlier periods is not permitted. Key will adopt the provisions of SOP 98-1 as of January 1, 1999. The provisions of SOP 98-1 are substantially consistent with Key's current accounting practices as disclosed in Note 1, Summary of Significant Accounting Policies, of Key's Annual Report to Shareholders. The effect of prospective adoption is not expected to have a material impact on Key's financial condition or results of operations.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 supersedes the disclosure requirements in SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The overall objective of SFAS No. 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. The statement addresses disclosure issues only and does not change the measurement or recognition provisions specified in the above statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Key will include the disclosures required by SFAS No. 132 in its December 31, 1998, financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision-makers use to assess performance and make decisions about resource allocation. Key expects that its reportable operating segments will be its major lines of business. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. Comparative information presented for earlier periods must be restated. Key will include the disclosures required by SFAS No. 131 in its December 31, 1998, financial statements.


                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per Common Share is as follows:


                                                     Three months ended June 30,     Six months ended June 30,
                                                     ----------------------------    -------------------------
dollars in millions, except per share amounts                 1998          1997             1998        1997
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $249          $223             $484        $435
                                                           =======       =======          =======     =======
--------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average Common Shares outstanding (000)       440,092       437,946          439,345     440,628
    Potential Common Shares outstanding (000) (1)            6,476         4,534            6,362       4,876
--------------------------------------------------------------------------------------------------------------
    Weighted average Common Shares and potential
        Common Shares outstanding  (000)                   446,568       442,480          445,707     445,504
                                                           =======       =======          =======     =======
--------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per Common Share                               $ .57         $ .51          $ 1.10        $ .99
   Net income per Common Share - assuming dilution             .56           .51            1.09          .98
--------------------------------------------------------------------------------------------------------------

1  Dilutive common stock options.




                    3. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGERS AND ACQUISITIONS
Business combinations completed by Key during 1997 (both of which were accounted for as purchases) are summarized below. There were no such transactions during the six-month period ended June 30, 1998.




                                                                                                         Common
dollars in millions                     Location             Date            Assets               Shares Issued
------------------------------------------------------------------------------------------------------------------
Champion Mortgage Co., Inc.           New Jersey      August 1997              $317               3,336,118 (1)
Leasetec Corporation                    Colorado        July 1997             1,080                See note (2)

------------------------------------------------------------------------------------------------------------------

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

LEASETEC CORPORATION
On July 1, 1997, Key acquired an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), an equipment leasing company headquartered in Boulder, Colorado, with operations in the United States and overseas. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of approximately $126 million, which is being amortized using the straight-line method over a period of 25 years. On June 26, 1998, Key acquired the remaining 20% interest in Leasetec. This resulted in additional goodwill of approximately $26 million, which will be amortized over the remainder of the 25-year period which began July 1, 1997.

COMPLETED DIVESTITURES

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold a 51% interest in Key Merchant Services, LLC ("Key Merchant"), a wholly owned subsidiary formed to provide merchant services to businesses, to NOVA Information Systems, Inc. ("NOVA"). A $23 million gain ($14 million after tax) was recognized at the time of closing. Under the terms of the agreement with NOVA, Key can receive additional consideration at the end of each of the three years through 2000, provided certain revenue-related performance targets are met. In accordance with a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

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

BRANCH DIVESTITURES
On November 26, 1996, Key announced its intention to divest approximately 140 branch offices (including the 28 branches associated with the sale of KeyBank Wyoming). During the first six months of 1998, 46 such branches with deposits of approximately $658 million were sold, resulting in aggregate gains of $39 million ($22 million after tax) which were recorded in gains from sales of branches/subsidiaries on the income statement. During the last three quarters of 1997, excluding the KeyBank Wyoming transaction, 76 such branches with deposits of approximately $1.3 billion were sold, resulting in aggregate gains of $98 million ($62 million after tax) which were recorded in gains from sales of branches/subsidiaries on the income statement.

TRANSACTION PENDING AT JUNE 30, 1998

MCDONALD & COMPANY INVESTMENTS, INC.
On June 15, 1998, Key entered into a definitive agreement to acquire McDonald & Company Investments, Inc. ("McDonald"), a full-service investment banking and securities brokerage company headquartered in Cleveland, Ohio, in a tax-free exchange of stock. Under the terms of the agreement, McDonald stockholders will receive approximately $35 in value of Key Common Shares for each share of McDonald common stock, subject to adjustment if the average closing price of the Key Common Shares during a specified period prior to closing is below $33 or above $44.50 per common share. Based upon the market price of Key Common Shares on June 12, 1998, (the last trading day preceding the announcement of the agreement) this would result in the issuance of approximately 17.7 million Key Common Shares with a value of approximately $653 million. Key plans to repurchase, prior to the closing of the transaction, up to half of the shares to be issued. In connection with the transaction, which will be accounted for as a purchase, Key expects to record approximately $497 million of goodwill, which will be amortized using the straight line method over a period of 25 years. In addition, Key established a retention program under which cash and options valued at approximately $68 million will be paid to certain McDonald employees over a three-year period. The transaction is expected to close during the fourth quarter of 1998, pending approval by McDonald's stockholders and certain regulatory agencies.

                                  4. SECURITIES

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($763 million, $535 million and $170 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of income taxes, reported as a component of shareholders' equity. Gains and losses from sales of securities available for sale are computed using the specific identification method and included in net securities gains (losses) on the income statement.

The amortized cost, unrealized gains and losses and approximate fair value of securities were as follows:


                                                                             June 30, 1998
                                                    -------------------------------------------------------------------
                                                                              Gross            Gross
                                                         Amortized       Unrealized       Unrealized           Fair
in millions                                                   Cost            Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations                $  143              $ 2               --         $  145
    States and political subdivisions                           76                1               --             77
    Collateralized mortgage obligations                      3,182               20              $ 1          3,201
    Other mortgage-backed securities                         2,564               43                4          2,603
    Retained interests in securitizations                      409               --               27            382
    Other securities                                            61               13               --             74
-----------------------------------------------------------------------------------------------------------------------
        Total securities available for sale                 $6,435              $79              $32         $6,482
                                                            ======              ===              ===         ======
INVESTMENT SECURITIES
    States and political subdivisions                       $  762              $28               --         $  790
    Other securities                                           276               --               --            276
-----------------------------------------------------------------------------------------------------------------------
        Total investment securities                         $1,038              $28               --         $1,066
                                                            ======              ===                          ======
-----------------------------------------------------------------------------------------------------------------------


                                                                           December 31, 1997
                                                    -------------------------------------------------------------------
                                                                              Gross            Gross
                                                         Amortized       Unrealized       Unrealized           Fair
in millions                                                   Cost            Gains           Losses          Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations                $  202              $ 2               --         $  204
    States and political subdivisions                           52               --               --             52
    Collateralized mortgage obligations                      4,045                9              $ 3          4,051
    Other mortgage-backed securities                         2,908               53               10          2,951
    Retained interests in securitizations                      418               --               44            374
    Other securities                                            75                1               --             76
-----------------------------------------------------------------------------------------------------------------------
        Total securities available for sale                 $7,700              $65              $57         $7,708
                                                            ======              ===              ===         ======
INVESTMENT SECURITIES
    States and political subdivisions                       $  973              $32               --         $1,005
    Other securities                                           257               --               --            257
-----------------------------------------------------------------------------------------------------------------------
        Total investment securities                         $1,230              $32               --         $1,262
                                                            ======              ===              ===         ======
-----------------------------------------------------------------------------------------------------------------------

                                                                               June 30, 1997
                                                    -------------------------------------------------------------------
                                                                              Gross            Gross
                                                           Amortized       Unrealized       Unrealized           Fair
in millions                                                   Cost            Gains           Losses            Value
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations                $  499              $ 2             $  3         $  498
    States and political subdivisions                           48                1                1             48
    Collateralized mortgage obligations                      3,559                4               23          3,540
    Other mortgage-backed securities                         3,336               39               36          3,339
    Retained interests in securitizations                      289               --               53            236
    Other securities                                            65                1               --             66
-----------------------------------------------------------------------------------------------------------------------
        Total securities available for sale                 $7,796              $47             $116         $7,727
                                                            ======              ===             ====         ======
INVESTMENT SECURITIES
    States and political subdivisions                       $1,209              $33             $  1         $1,241
    Other securities                                           275               --               --            275
-----------------------------------------------------------------------------------------------------------------------
        Total investment securities                         $1,484              $33             $  1         $1,516
                                                            ======              ===             ====         ======
-----------------------------------------------------------------------------------------------------------------------

                                    5. LOANS

Loans, net of unearned income, are summarized as follows:

                                                June 30,   December 31,  June 30,
in millions                                       1998        1997         1997
-----------------------------------------------------------------------------------
Commercial, financial and agricultural           $15,595     $14,023     $13,495
Real estate-- commercial mortgage                  7,017       6,952       7,185
Real estate-- construction                         2,841       2,231       1,935
Commercial lease financing                         4,803       4,439       2,714
----------------------------------------------------------------------------------
     Total commercial loans                       30,256      27,645      25,329
Real estate-- residential mortgage                 5,508       6,204       6,130
Home equity                                        6,183       5,421       5,274
Credit card                                        1,451       1,521       1,785
Consumer--direct                                   2,084       1,739       2,312
Consumer--indirect                                 8,813       7,989       8,147
----------------------------------------------------------------------------------
     Total consumer loans                         24,039      22,874      23,648
Loans held for sale                                3,474       2,861       2,667
----------------------------------------------------------------------------------
     Total loans                                 $57,769     $53,380     $51,644
                                                 =======     =======     =======
----------------------------------------------------------------------------------

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain loans. Additional information pertaining to the notional amount, fair value and weighted average rate of such swaps as of June 30, 1998, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 15.

Changes in the allowance for loan losses are summarized as follows:


                                        Three months              Six months
                                        ended June 30,           ended June 30,
                                        --------------           --------------
in millions                            1998        1997        1998         1997
-----------------------------------------------------------------------------------
Balance at beginning of period        $ 900       $ 870       $ 900       $ 870
Charge-offs                             (97)        (88)       (197)       (177)
Recoveries                               25          23          48          45
-----------------------------------------------------------------------------------
    Net charge-offs                     (72)        (65)       (149)       (132)
Provision for loan losses                72          75         149         142
-----------------------------------------------------------------------------------
    Balance at end of period          $ 900       $ 880       $ 900       $ 880
                                      =====       =====       =====       =====
-----------------------------------------------------------------------------------



                6. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At June 30, 1998, impaired loans totaled $200 million. Included in this amount are $86 million of impaired loans for which the specifically allocated allowance for loan losses is $23 million, and $114 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, impaired loans totaled $196 million, of which $91 million had a specifically allocated allowance of $26 million and $105 million were carried at their estimated fair value. The average investment in impaired loans for the second quarter of 1998 and 1997 was $181 million and $191 million, respectively.

Nonperforming assets were as follows:

                                            June 30,        December 31,            June 30,
in millions                                     1998                1997                1997
---------------------------------------------------------------------------------------------
Impaired loans                                  $200                $196                $188
Other nonaccrual loans                           174                 185                 184
---------------------------------------------------------------------------------------------
    Total nonperforming loans                    374                 381                 372
Other real estate owned ("OREO")                  62                  66                  68
Allowance for OREO losses                        (23)                (21)                 (9)
---------------------------------------------------------------------------------------------
    OREO, net of allowance                        39                  45                  59
Other nonperforming assets                         4                   5                   2
---------------------------------------------------------------------------------------------
    Total nonperforming assets                  $417                $431                $433
                                                ====                ====                ====
---------------------------------------------------------------------------------------------

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

Key excludes smaller-balance, homogeneous nonaccrual loans (shown in the preceding table as "Other nonaccrual loans") from impairment evaluation. Generally, this portfolio includes loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. Key applies historical loss experience rates to these loans, adjusted based on management's assessment of emerging credit trends and other factors. The resulting loss estimates are specifically allocated for by loan type in the allowance for loan losses.

                               7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:


                                                                               June 30,       December 31,           June 30,
dollars in millions                                                             1998               1997               1997
---------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005 (1)                              $     419            $   493            $   493
Subordinated medium-term notes due through 2005 (1)                              133                183                183
7.50%   Subordinated notes due 2006(2)                                           250                250                250
6.75%   Subordinated notes due 2006(2)                                           200                200                200
8.125%  Subordinated notes due 2002(2)                                           199                199                199
8.00%   Subordinated notes due 2004                                              125                125                125
8.40%   Subordinated capital notes due 1999 (3)                                   75                 75                 75
8.404%  Notes due through 2001                                                    42                 42                 49
All other long-term debt(9)                                                       12                 14                 15
---------------------------------------------------------------------------------------------------------------------------
    Total parent company(10)                                                   1,455              1,581              1,589

Senior medium-term bank notes due through 2003(4)                              4,794              3,103              2,253
Senior euro medium-term bank notes due through 2007(5)                         1,364                840                 --
6.50%    Subordinated remarketable securities due 2027(6)                        313                 --                 --
6.95%    Subordinated notes due 2028(6)                                          300                 --                 --
7.25%    Subordinated notes due 2005(6)                                          200                200                200
7.85%    Subordinated notes due 2002(6)                                          200                200                200
6.75%    Subordinated notes due 2003(6)                                          200                200                200
7.50%    Subordinated notes due 2008(6)                                          165                165                165
7.125%   Subordinated notes due 2006(6)                                          250                250                250
7.55%    Subordinated notes due 2006(6)                                           75                 75                 75
7.375%   Subordinated notes due 2008(6)                                           70                 70                 70
Lease financing debt due through 2003(7)                                         508                549                 --
Federal Home Loan Bank advances due through 2018(8)                              263                163                170
All other long-term debt(9)                                                       39                 50                 10
---------------------------------------------------------------------------------------------------------------------------
    Total subsidiaries(11)                                                     8,741              5,865              3,593
---------------------------------------------------------------------------------------------------------------------------
         Total long-term debt                                                $10,196             $7,446             $5,182
                                                                             =======             ======             ======
---------------------------------------------------------------------------------------------------------------------------

Portfolio interest rate swaps, caps and floors are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain long-term debt. Additional information pertaining to the notional amount, fair value and weighted average rate of such financial instruments as of June 30, 1998, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 15.

1 At June 30, 1998, December 31, 1997 and June 30, 1997, the senior medium-term notes had weighted average interest rates of 6.70%, 6.64% and 6.63%, respectively, and the subordinated medium-term notes had weighted average interest rates of 7.09%, 6.90% and 6.87%, respectively. These notes had a combination of both fixed and floating interest rates.

2 The 7.50%, 6.75% and 8.125% subordinated notes may not be redeemed or prepaid prior to maturity.

3 The 8.40% subordinated capital notes may, at maturity, be exchanged for common stock, preferred stock or other eligible securities having a market value equal to the principal amount of the notes.

4 At June 30, 1998, December 31, 1997 and June 30, 1997, senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.74%, 5.51% and 5.82%, respectively. These notes had a combination of both fixed and floating interest rates.

5 At June 30, 1998 and December 31, 1997, the senior euro medium-term bank notes had weighted average interest rates of 5.45% and 5.91%, respectively. These notes are obligations of KeyBank National Association ("KeyBank N. A.") and had fixed and floating interest rates based on the three-month London Interbank Offered Rate ("LIBOR"). As of June 30, 1998, the $5.0 billion Euronote Program had an unused capacity of $3.6 billion

6 The subordinated notes and securities are all obligations of KeyBank N.A., with the exception of the 7.55% note which is an obligation of KeyBank USA. The notes may not be redeemed prior to their respective maturity dates. The remarketable securities are mandatorily redeemable upon the remarketing dates (the first of which is April 15, 2008, with the others as provided in the offering circular) if they are not remarketed. If such securities are remarketed, the related interest rate may be adjusted.

7 At June 30, 1998 and December 31, 1997, lease financing debt had weighted average interest rates of 7.27% and 7.12%, respectively, and represented primarily nonrecourse debt collateralized by lease equipment under operating, direct financing and sales type leases.

8 At June 30, 1998, long-term advances from the Federal Home Loan Bank ("FHLB") had adjustable and fixed interest rates ranging from 5.25% to 12.125%. Real estate loans and securities of $367 million, $218 million and $228 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively, collateralize FHLB advances.

9 Other long-term debt at June 30, 1998, December 31, 1997 and June 30, 1997, consisted of industrial revenue bonds, capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average interest rates of 8.08%, 8.06% and 10.58%, respectively.

10 At June 30, 1998, unused capacity under the parent company's shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes.

11 As of June 30, 1998, the Bank Note Program had an unused capacity of $6.1 billion.

                             8. CAPITAL SECURITIES

The corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the Corporation ("capital securities") were issued by four business trusts, KeyCorp Institutional Capital A ("Capital A"), KeyCorp Institutional Capital B ("Capital B"), KeyCorp Institutional Capital C ("Capital C") and KeyCorp Capital I ("Capital I"), all of whose common securities are owned by the parent company. Capital A and Capital B were formed in the fourth quarter of 1996, Capital C was formed in the second quarter of 1997 and Capital I was formed in the second quarter of 1998. The proceeds from the issuances of the capital securities and common securities were used to purchase debentures of the parent company. Capital A, Capital B and Capital I hold solely junior subordinated deferrable interest debentures of the parent company. Capital C holds solely coupon adjusted pass-through security debentures of the parent company. Both the debentures and related income statement effects are eliminated in Key's financial statements.

The parent company has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the capital securities; (ii) the redemption price with respect to any capital securities called for redemption by the trusts; and (iii) payments due upon a voluntary or involuntary liquidation, winding-up or termination of the trusts.

The capital securities, common securities and related debentures are summarized as follows:

                                                                                Interest Rate          Maturity
                                                                Principal          of Capital        of Capital
                             Capital             Common         Amount of      Securities and    Securities and
dollars in millions       Securities         Securities        Debentures          Debentures        Debentures
                                 (1)                                  (2)                 (3)
---------------------------------------------------------------------------------------------------------------
June 30, 1998
     Capital A                  $350                $11              $361            7.826%          2026
     Capital B                   150                  4               154            8.250           2026
     Capital C                   250                  8               258            6.625           2029
     Capital I                   247                  8               255            6.428           2028
----------------------------------------------------------------------------------------------------------
          Total                 $997                $31            $1,028            7.242%            --
                                ====                ===            ======
----------------------------------------------------------------------------------------------------------
December 31, 1997               $750                $23              $773            7.510%            --
                                ====                ===              ====
----------------------------------------------------------------------------------------------------------
June 30, 1997                   $750                $23              $773            7.510%            --
                                ====                ===              ====
----------------------------------------------------------------------------------------------------------

1 The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures or upon earlier redemption as provided in the indenture. Each issue of capital securities carries an interest rate identical to that of the respective debenture. The interest rate related to the capital securities issued by Capital C may be adjusted upon the remarketing of the capital securities on the coupon adjustment date (June 1, 1999). The capital securities issued by Capital A, Capital B and Capital I constitute minority interests in the equity accounts of consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board Guidelines.

2 The parent company has the right to redeem the debentures purchased by Capital
  A, Capital B, Capital C and Capital I: (i) in whole or in part, on or after December 1, 2006, December 15, 2006, June 1, 2009 and July 1, 2008,
  respectively, (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular); and (iii) for Capital C, in whole or in part on the coupon adjustment date. If the debentures purchased by Capital A, Capital B or Capital C are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed prior to maturity, the redemption price will be equal to 100% of the principal amount of such debentures, plus any accrued but unpaid interest.

3 The interest rates for Capital A, Capital B and Capital C are fixed interest rates. The interest rate for Capital I is a floating interest rate equal to three-month LIBOR plus 74 basis points and is repriced quarterly. The rates shown as the total at June 30, 1998, December 31, 1997 and June 30, 1997, are weighted average rates.

                             9. SHAREHOLDERS' EQUITY

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


                                                   June 30,        December 31,            June 30,
in millions                                            1998                1997                1997
----------------------------------------------------------------------------------------------------
Loan commitments:
     Credit card lines                             $  6,849            $  8,205            $  8,259
     Home equity                                      4,528               3,977               3,538
     Commercial real estate and construction          1,487               1,073               2,313
     Commercial and other                            20,751              15,867              11,982
----------------------------------------------------------------------------------------------------
       Total loan commitments                        33,615              29,122              26,092

Other commitments:
    Standby letters of credit                         1,529               1,431               1,440
    Commercial letters of credit                        180                 109                 130
    Loans sold with recourse                             24                  27                 202
----------------------------------------------------------------------------------------------------
       Total loan and other commitments             $35,348             $30,689             $27,864
                                                    =======             =======             =======
----------------------------------------------------------------------------------------------------



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


                                                                                                June 30, 1998
                                                             ----------------------------------------------------------------------
                                                                  Notional      Fair  Maturity               Weighted Average Rate
                                                                                                  ---------------------------------
dollars in millions                                                 Amount     Value   (Years)           Receive          Pay
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
     Receive fixed/pay variable-indexed amortizing(1)              $ 1,654    $   10         1.0               6.82%        5.69%
     Receive fixed/pay variable-conventional                         4,197       131         5.5               6.60         5.74
     Pay fixed/receive variable-conventional                         3,846       (21)        2.9               5.74         6.16
     Pay fixed/receive variable-forward starting                       577        (2)        4.4               5.83         5.99
     Basis swaps                                                     1,804        (3)        2.4               5.39         5.66
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                      12,078       115          --               6.14%        5.87%
Interest rate caps, collars and corridors:
     Caps purchased - one to three month LIBOR  based(2)             3,445         9         1.4                N/A          N/A
     Collars - one to three month LIBOR based                          350        --         3.9                N/A          N/A
     Collar - thirty year US Treasury based                            250       (17)        0.9                N/A          N/A
     1% payout corridor (3)                                            200        --         1.4                N/A          N/A
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                       4,245        (8)         --                 --           --
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                     $16,323   $   107          --                 --           --
                                                                   =======   =======
----------------------------------------------------------------------------------------------------------------------------------



                                                              June 30, 1998             December 31, 1997
                                                           ---------------------    -------------------------
                                                           Weighted Average Rate
                                                           ---------------------      Notional            Fair
dollars in millions                                                Strike              Amount           Value
-------------------------------------------------------------------------------------------------------------
Interest rate swaps:
     Receive fixed/pay variable-indexed amortizing(1)                N/A             $ 3,449           $   12
     Receive fixed/pay variable-conventional                         N/A               3,626              100
     Pay fixed/receive variable-conventional                         N/A               2,990               (7)
     Pay fixed/receive variable-forward starting                     N/A                  --               --
     Basis swaps                                                     N/A               1,110               (3)
-------------------------------------------------------------------------------------------------------------
         Total                                                        --              11,175              102
Interest rate caps, collars and corridors:
     Caps purchased - one to three month LIBOR  based(2)            5.79 %             2,845               11
     Collars - one to three month LIBOR based              4.75 and 6.50                 100               --
     Collar - thirty year US Treasury based                6.02 and 8.21                 250              (15)
     1% payout corridor (3)                                 6.00 to 7.00                 200                1
-------------------------------------------------------------------------------------------------------------
         Total                                                        --               3,395               (3)
-------------------------------------------------------------------------------------------------------------
         Total                                                        --             $14,570           $   99
                                                                                     =======           ======
-------------------------------------------------------------------------------------------------------------


1 Maturity is based upon expected average lives rather than contractual terms.

2 Includes $800 million and $1.0 billion of forward starting caps as of June 30, 1998 and December 31, 1997, respectively.

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

Credit risk on swaps, caps and floors results from the possibility that the counterparty will not meet the terms of the contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. Key deals exclusively with counterparties with high credit ratings. With regard to its swap contracts, Key enters into bilateral collateral arrangements and generally arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on the total credit exposure Key may have with each counterparty and the amount of collateral required, if any, are determined. Although Key is exposed to credit-related losses in the event of nonperformance by the counterparties, based on management's assessment as of June 30, 1998, all counterparties were expected to meet their obligations. At June 30, 1998, Key had 40 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Key had aggregate credit exposure of $113 million to 18 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $27 million. As of the same date, Key's aggregate credit exposure on its interest rate caps and floors totaled $10 million. Portfolio swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and portfolio caps and floors increased net interest income by $9 million in the second quarter of 1998 and $19 million in the second quarter of 1997.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At June 30, 1998, Key was party to $525 million and $1.1 billion of indexed amortizing swaps that used a LIBOR index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

Based on the weighted average rates in effect at June 30, 1998, the spread on portfolio swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 27 basis points). The aggregate fair value of $115 million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized gain that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the asset or liability. The deferred gain or loss is amortized using the straight-line method over the shorter of the projected remaining life of the related contract at its termination or the underlying asset or liability. During the first six months of 1998, swaps with a notional amount of $268 million were terminated, resulting in a net deferred loss of $1 million. During the same period last year, swaps with a notional amount of $200 million were terminated, resulting in no deferred gain or loss. At June 30, 1998, Key had a net deferred swap gain of $13 million with a weighted average life of 4.9 years related to the management of debt and a net deferred loss of $1 million with a weighted average life of 3.7 years related to the management of loans.

In addition to interest rate swaps, caps and floors, Key uses treasury-based interest rate locks as a component of its interest rate risk management strategy. These rate locks are being used to reduce the price risk related to the anticipated securitization of certain indirect consumer loans. At June 30, 1998, the rate locks had a notional amount of $705 million, a weighted average maturity of less than one month and a negative fair value of ($5) million.

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

At June 30, 1998, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $257 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. Key contracts with counterparties with high credit ratings and enters into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate, foreign exchange forward and treasury-based option contracts totaled $32 million, $10 million and $3 million, respectively, for the first six months of 1998 and $14 million, $8 million and zero, respectively, for the first six months of 1997.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at June 30, 1998, and on average for the six-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $13.5 billion notional amount of customer swaps presented in the table includes $6.3 billion of interest rate swaps that receive a fixed rate and pay a variable rate, $4.4 billion of interest rate swaps that pay a fixed rate and receive a variable rate and $2.8 billion of basis swaps. As of June 30, 1998, these swaps had an average expected life of 6.5 years, carried a weighted average rate received of 6.40% and had a weighted average rate paid of 6.26%.



                                                   June 30, 1998                  Six months ended June 30, 1998
                                              -------------------------    ---------------------------------------------
                                                Notional          Fair                     Average              Average
in millions                                       Amount         Value             Notional Amount           Fair Value
------------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
     Swap assets                                $  9,073         $ 183                      $8,514                $ 160
     Swap liabilities                              4,470          (102)                      3,995                  (89)
     Caps and floors purchased                       401             1                         725                    1
     Caps and floors sold                            564            (1)                        896                   (1)
     Futures purchased                               584             3                         482                    1
     Futures sold                                 10,107            (8)                      7,791                   (5)

Foreign exchange forward contracts:
    Assets                                         1,091            29                         979                   25
    Liabilities                                      868           (27)                        908                  (24)

Treasury-based option contracts:
    Options purchased                              4,610            41                       3,869                   31
    Options sold                                   4,805           (40)                      3,955                  (32)

--------------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Shareholders and Board of Directors
KeyCorp



We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 1998 and 1997, and the related condensed consolidated statements of income for the three- and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of Key's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Key as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 13, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        /s/ Ernst & Young LLP

Cleveland, Ohio
July 14, 1998

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

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; unforeseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's earnings results for the second quarter of 1998 reflected strong growth in noninterest income, continued growth in commercial loans and strong asset quality. Growth occurred in nearly all major components of core noninterest income, achieving a 25% improvement over the year-ago quarter. In addition, noninterest income in the second quarter of 1998 included $33 million of gains resulting from the sales of 33 KeyCenters. These sales marked the completion of the planned divestiture of KeyCenters announced in November 1996 in conjunction with Key's efforts to streamline operations and to manage operating expenses more effectively. In total, 150 KeyCenters were sold in this divestiture program. Commercial loans rose by 19% from the 1997 second quarter, and lower net charge-offs permitted a reduction in the provision for loan losses.

During the first half of 1998, Key continued to evolve as a bank-based financial services company by broadening the scope of products and services it offers and by continuing to reallocate its resources (including those made available or generated by its above-mentioned divestitures of KeyCenters) to businesses with higher earnings potential. Specifically, during the first quarter, Key entered into a joint venture with NOVA, an Atlanta-based company which provides transaction processing and electronic payment services to merchant clients nationwide. This joint venture, in which Key retained a 49% interest in its proprietary merchant processing business, enables Key to participate in the same business, but with enhanced growth prospects due to NOVA's greater presence and ability to focus on the business as a niche specialty. Key also capitalized on its 1997 acquisition of Leasetec by entering into an agreement to form a joint venture with Compaq Capital Corporation to provide customized equipment leasing and financing programs to Compaq's customers in the United Kingdom, Europe and Asia.

In the second quarter, Key announced an agreement under which it will acquire McDonald, a full-service investment banking and securities brokerage company. Leveraged by Key's capabilities in technology, marketing and sales, the McDonald transaction is expected to significantly strengthen Key's product lines which provide capital markets, investment banking and asset management expertise to business and private clients. This transaction is expected to close during the fourth quarter of 1998, pending approval by McDonald's stockholders and certain regulatory agencies. During the second quarter, Key also acquired an $805 million marine/recreational vehicle installment loan portfolio originated through another bank's dealer distribution network. Key's marine/recreational vehicle portfolio, which aggregated $3.3 billion at June 30, 1998, is the largest such portfolio held by any bank holding company in the United States.

The preceding items are described in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters and the year-to-date periods ended June 30, 1998 and 1997. Each of the items referred to in this performance overview and in Figure 1 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 18. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

Net income for the second quarter of 1998 reached a record high of $249 million, up 12% from $223 million in the second quarter of 1997. On a diluted per Common Share basis, Key's second quarter 1998 earnings were $.56, representing a 10% increase from $.51 recorded in the year-ago quarter. On an annualized basis, the return on average equity for the second quarter of 1998 was 18.47%, compared with 18.85% for the same period last year. The annualized returns on average total assets were 1.35% and 1.32% for the second quarters of 1998 and 1997, respectively.

The increase in earnings relative to the second quarter of 1997 resulted from a $92 million improvement in noninterest income (including a $23 million increase in gains from branch divestitures) and a slight decline in the provision for loan losses. These positive factors were partially offset by a $34 million increase in noninterest expense. Included in noninterest expense in the second quarter of 1998 were $6 million ($3 million in the second quarter of 1997) of Year 2000 computer information system compliance expenses and distributions on capital securities (which more closely resemble interest payments than overhead) of $14 million and $11 million in the second quarters of 1998 and 1997, respectively. Excluding these charges, noninterest expense increased by less than 5% from the second quarter of 1997. Also contributing to the offset of the growth in noninterest income was an $18 million decrease in taxable-equivalent net interest income, due to a 50 basis point decline in the net interest margin which more than offset a $5.5 billion, or 9%, increase in average earning assets.

For the first half of 1998, earnings were $484 million, or $1.09 per diluted Common Share, both amounts up 11% from $435 million, or $.98, for the same period last year. On an annualized basis, the return on average equity for the first six months of 1998 was 18.36%, compared with 18.46% for the comparable year-ago period. The annualized returns on average total assets were 1.34% and 1.31% for the first half of 1998 and 1997, respectively. Affecting comparative results was a $189 million increase in noninterest income (including a $29 million increase in gains from branch divestitures). The positive impact of this growth was moderated by a $59 million increase in noninterest expense, a $45 million decrease in taxable-equivalent net interest income and a $7 million increase in the provision for loan losses. Excluding year-to date distributions on capital securities of $28 million in 1998 and $21 million in 1997, as well as Year 2000 computer information system compliance expenses of $12 million and $5 million in each respective year, noninterest expense was down $45 million, or 4%, from the first six months of last year.

                  FIGURE 1. SELECTED QUARTERLY FINANCIAL DATA

                                                   1998                             1997                Six months ended June 30,
                                           ---------------------    ---------------------------------   ---------------------------
dollars in millions, except per
share amounts                               Second       First      Fourth        Third        Second      1998           1997
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                          $  1,372     $  1,327     $  1,365     $  1,347     $  1,295     $  2,699     $  2,550
Interest expense                              692          663          660          643          599        1,355        1,165
Net interest income                           680          664          705          704          696        1,344        1,385
Provision for loan losses                      72           77           76          102           75          149          142
Noninterest income                            380          356          366          393          288          736          547
Noninterest expense                           616          600          630          648          582        1,216        1,157
Income before income taxes                    372          343          365          347          327          715          633
Net income                                    249          235          248          236          223          484          435
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                               $    .57     $    .53     $    .56     $    .54     $    .51     $   1.10     $    .99
Net income-assuming dilution                  .56          .53          .56          .53          .51         1.09          .98
Cash dividends                               .235         .235          .21          .21          .21          .47          .42
Book value at period end                    12.55        12.15        11.83        11.55        11.02        12.55        11.02
Market price:
      High                                  44.88        39.25        36.59        32.72        29.22        44.88        29.22
      Low                                   34.44        31.56        28.50        27.63        23.94        31.56        23.94
      Close                                 35.63        37.81        35.41        31.82        27.94        35.63        27.94
Weighted average Common Shares (000)      440,092      438,589      438,746      436,214      437,946      439,345      440,628
Weighted average Common Shares and
     potential Common Shares (000)        446,568      444,836      445,152      442,050      442,480      445,707      445,504
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                    $ 57,769     $ 54,900     $ 53,380     $ 53,676     $ 51,644     $ 57,769     $ 51,644
Earning assets                             66,941       64,368       64,246       63,800       61,508       66,941       61,508
Total assets                               75,778       73,198       73,699       72,077       69,672       75,778       69,672
Deposits                                   41,794       41,661       45,073       43,870       44,626       41,794       44,626
Long-term debt                             10,196        9,041        7,446        7,567        5,182       10,196        5,182
Shareholders' equity                        5,525        5,338        5,181        5,076        4,814        5,525        4,814
Full-time equivalent employees             24,711       24,650       24,595       25,622       25,882       24,711       25,882
Full-service banking offices                  962        1,006        1,015        1,088        1,130          962        1,130
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets               1.35%        1.32%        1.38%        1.34%        1.32%        1.34%        1.31%
Return on average equity                    18.47        18.25        19.16        19.41        18.85        18.36        18.46
Efficiency (1)                              58.22        57.39        56.81        56.75        57.66        57.81        58.28
Overhead (2)                                37.30        35.36        36.17        37.76        41.02        36.34        42.36
Net interest margin (TE)                     4.19         4.23         4.50         4.58         4.69         4.21         4.72
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets (3)                         8.28%        7.98%        7.71%        7.74%        7.63%        8.28%        7.63%
Tangible equity to tangible assets (3)       6.91         6.51         6.21         6.16         6.39         6.91         6.39
Tier 1 risk-adjusted capital                 7.15         6.81         6.65         6.73         7.14         7.15         7.14
Total risk-adjusted capital                 11.86        11.38        10.83        11.10        11.66        11.86        11.66
Leverage                                     7.04         6.61         6.40         6.33         6.65         7.04         6.65
-----------------------------------------------------------------------------------------------------------------------------------



The comparability of the information presented above is affected by certain acquisitions and divestitures completed by KeyCorp in the time periods presented. For further information concerning these transactions, refer to Note 2, Mergers, Acquisitions and Divestitures, beginning on page 8.

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

3 Excluding certain capital securities receiving Tier 1 treatment, these ratios at June 30, 1998, are 7.29% and 5.91% respectively; at March 31, 1998, are 7.29% and 5.81%, respectively; at December 31, 1997, are 7.03% and 5.52%, respectively; at September 30, 1997, are 7.04% and 5.46%, respectively; and at June 30, 1997, are 6.91% and 5.67%, respectively.

TE = Taxable Equivalent

CASH BASIS FINANCIAL DATA
The selected financial data presented in Figure 2 presents certain information highlighting the performance of Key for each of the last five quarters, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital computations, and related balances resulting from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interest method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. Cash basis financial data, as defined above and presented in Figure 2, have not been adjusted to exclude the impact of other noncash items such as depreciation, provision for loan losses, deferred income taxes, etc. This is the only section of this report in which Key's financial results are discussed on a cash basis.



                  FIGURE 2 CASH BASIS SELECTED FINANCIAL DATA

                                                                         1998                                 1997
                                                              ------------------------   -----------------------------------------
dollars in millions, except per share amounts                  Second           First          Fourth         Third       Second
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                             $    595      $    578     $    611      $    628      $    563
Income before income taxes                                           393           365          384           367           346
Net income                                                           267           254          269           253           239
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                                      $    .61      $    .58     $    .61      $    .58      $    .55
Net income - assuming dilution                                       .60           .57          .60           .57           .54
Weighted average Common Shares (000)                             440,092       438,589      438,746       436,214       437,946
Weighted average Common Shares and potential
      Common Shares (000)                                        446,568       444,836      445,152       442,050       442,480
----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                      1.47%         1.45 %       1.52%         1.45%         1.43%
Return on average equity                                           25.08         25.37        27.07         26.82         25.03
Efficiency(1)                                                      56.19         55.24        55.01         54.81         55.74
----------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                                        $  1,042      $  1,063     $  1,083      $    977      $    803
Nonqualifying intangibles average balance                             96            99          108           106           111
Goodwill amortization (after tax)                                     15            16           18            14            13
Nonqualifying intangibles amortization (after tax)                     3             3            3             3             3
----------------------------------------------------------------------------------------------------------------------------------


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

LINE OF BUSINESS RESULTS
Key's four major lines of business are Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners ("KCP"). A summary of financial results and significant performance measures for each major line of business for the six-month periods ended June 30, 1998 and 1997, is presented in Figure 3.

                      FIGURE 3. LINE OF BUSINESS RESULTS

Six months ended June 30, 1998                   Key         Key         Key          Key         Key
                                           Corporate    Consumer   Community      Capital      Support       KeyCorp
dollars in millions                          Capital     Finance        Bank     Partners      & Admin.  Consolidated
----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                     $   223     $   272     $   871     $    (3)     $    (1)    $ 1,362
Provision for loan losses                         17          97          51          --          (16)        149
Noninterest income                                33          64         295         302           42         736
Revenue sharing--KCP(1)                           52          --         114        (166)          --          --
Noninterest expense                               66         152         763         201           34       1,216
Expense sharing--KCP(1)                           44          --          58        (102)          --          --
----------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                  181          87         408          34           23         733
Allocated income taxes and TE adjustment          68          36         132          13           --         249
----------------------------------------------------------------------------------------------------------------------
Net income                                   $   113     $    51     $   276     $    21      $    23     $   484
                                             =======     =======     =======     =======      =======     =======

Percent of consolidated net income                23 %        11 %        57 %         4 %          5 %       100 %
----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                        $12,027     $13,575     $29,598          --           --     $55,200
Earning assets                                12,134      13,966      37,291     $ 1,473           --      64,864
Deposits                                         494       1,085      39,910           3           --      41,492
Allocated equity                                 878       1,226       3,033         177      $     1       5,315
----------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average allocated equity             25.95%       8.39%      18.35%      23.93%         N/M       18.36%
Efficiency                                     35.71       45.24       62.15       74.44          N/M       57.81
----------------------------------------------------------------------------------------------------------------------


Six months ended June 30, 1997                   Key        Key         Key           Key       Key
                                           Corporate   Consumer   Community       Capital    Support        KeyCorp
dollars in millions                          Capital    Finance        Bank      Partners    & Admin.  Consolidated
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                     $   164     $   257     $   985     $    (2)     $     3     $ 1,407
Provision for loan losses                          1         100          41          --           --         142
Noninterest income                                26          52         262         197           10         547
Revenue sharing--KCP(1)                           45          --          80        (125)          --          --
Noninterest expense                               55         126         789         157           30       1,157
Expense sharing--KCP(1)                           38          --          49         (87)          --          --
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)           141          83         448          --          (17)        655
Allocated income taxes and TE adjustment          51          33         150           1          (15)        220
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $    90     $    50     $   298     $    (1)     $    (2)    $   435
                                             =======     =======     =======     =======      =======     =======

Percent of consolidated net income                21%         12%         68%         --           (1)%       100%
---------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                        $ 9,355     $12,810     $27,632          --           --     $49,797
Earning assets                                 9,355      13,034      36,692     $   590           --      59,671
Deposits                                         423         938      42,975           1           --      44,337
Allocated equity                                 622         962       3,059         107           --       4,750
---------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average allocated equity             29.18%      10.69%      19.58%      (1.88)%        N/M       18.46%
Efficiency                                     38.30       40.78       61.57      100.00          N/M       58.28
---------------------------------------------------------------------------------------------------------------------

1 Represents the assignment of KCP revenue and expense to the lines of business principally responsible for maintaining the relevant customer relationships (See description of KCP on page 27).

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

Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate owned life insurance, nondeductible goodwill amortization, and tax credits associated with investments in low-income housing projects) and a blended state income tax rate of 1.8% (net of the Federal income tax benefit) for the periods presented. Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).

The development and application of these methodologies is a dynamic process. Accordingly, financial results may be revised periodically to reflect management accounting enhancements, changes in risk profile or changes in the organization's structure. Further, unlike financial accounting, there is no authoritative guidance for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies. During the first quarter of 1998, Key enhanced its capital allocation process, including the adoption of a refined methodology for estimating credit risk that applies more detailed risk factors to loans, considering both their grades and terms. This methodology is also reflected in the results of operations for the first half of 1997 presented in Figure 3.

A description of each of Key's major lines of business is presented below.

KEY CORPORATE CAPITAL
Key offers a complete range of financing, transaction processing and financial advisory services to corporations throughout the country through its Key Corporate Capital unit. It also operates one of the largest bank-affiliated equipment leasing companies with operations conducted both domestically and throughout Europe and Asia. Key Corporate Capital's business units are organized around specialized industry client segments, inclusive of healthcare, media/telecommunications, structured finance and commercial real estate. In serving these targeted segments, Key Corporate Capital provides a number of specialized services including international banking, corporate finance advisory services, investment banking and capital markets products through Key Capital Partners, and 401(k) and trust custody products. Key is also one of the leading cash management providers in the country.

During the first six months of 1998, Key Corporate Capital contributed approximately 23% of Key's consolidated earnings with net income of $113 million, resulting in a return on average allocated equity of 25.95%. In the same period last year, net income was $90 million, or approximately 21% of Key's consolidated earnings, and the return on average allocated equity was 29.18%. The increase in earnings relative to the prior year reflected higher net interest income resulting from a 29% increase in total average loans due in large part to both commercial lending and lease financing originations, as well as the impact of the July 1997 acquisition of Leasetec. Also contributing to the improved earnings performance was a $14 million rise in noninterest income, led by investment banking and capital markets activities, and trust and asset management income. The $17 million increase in noninterest expense compared with that of the first half of 1997 was attributable primarily to Leasetec, which added approximately $18 million to Key Corporate Capital's operating costs, while also adding $28 million to total revenue. The $16 million increase in the provision for loan losses from the first six months of 1997 was made in precautionary response to strong loan growth.


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

For the first six months of 1998, Key Consumer Finance generated net income of $51 million, or approximately 11% of Key's consolidated earnings, and a return on average allocated equity of 8.39%. In the comparable prior year period, net income was $50 million, representing approximately 12% of Key's consolidated earnings, and the return on average allocated equity was 10.69%. Primary factors affecting financial performance relative to the prior year were higher levels of net interest income and noninterest income and a lower provision for loan losses resulting from improved credit quality, offset by growth in noninterest expense. Net interest income rose by $15 million due to the growth in loans which more than offset the impact of a lower net interest margin. The growth in loans included the April 1998 acquisition of an $805 million marine/recreational vehicle installment loan portfolio, giving Key one of the largest such portfolios in the United States. Both loan growth and the net interest margin were adversely affected by the fourth quarter 1997 securitization of $949 million of prime credit automobile loans with low returns on equity, and the sale of the credit card receivables discussed below. The automobile loan securitization is consistent with Key's goal of divesting assets which do not support its return on equity objective. The $12 million increase in noninterest income was attributable primarily to loan securitization servicing fees. This reflected substantial growth in securitized loans which are serviced by Key to $4.3 billion at June 30, 1998, from $2.8 billion a year ago. The increase in noninterest income was moderated by a decline in credit card fees which resulted from the sale of $365 million of out-of-franchise credit card receivables during the first and third quarters of 1997. The August 1997 acquisition of Champion accounted for $18 million of the $27 million increase in total revenue, while adding $33 million of noninterest expense in the first half of 1998. Champion's revenues, unlike its noninterest expenses, have tended to fluctuate directly with new securitizations. No securitizations were done in Key Consumer Finance, including Champion, during the first six months of 1998. Due to their attractive yield and risk characteristics, management currently intends to retain, for Key's balance sheet, most of Champion's loan originations. This may be expected, over time, to lead to less fluctuation in Champion's revenues.

Legislation adopted by Congress in 1993 provided that, effective July 1, 1998, the interest rates that financial institutions may earn from certain Federal government-guaranteed education loans would be based on a blended long-term interest rate plus 1%, rather than the basis in effect prior to the scheduled change; the 91-day Treasury bill rate plus 2.5% (during in-school periods) and 3.1% (during repayment periods). This would represent a significant reduction in interest rates based on the current interest rate environment. In May 1998, Congress approved a temporary measure which provides that the interest rates that financial institutions may earn from such loans made during the third quarter of 1998 will be based on the 91-day Treasury bill rate plus 2.2% during in-school periods and 2.8% during repayment periods. Congress is expected to enact a long-term resolution to the interest rate structure on Federal government-guaranteed education loans prior to the end of the year. The outcome of the final legislation could have a substantial impact on the profitability and extent of Key's future education lending business. Management is currently in the process of evaluating the effect of the potential change in legislation on Key, including alternative lending strategies. Key's Federal government-guaranteed education loans generated approximately 2% of Key's total interest on loans recorded during the first six months of 1998.

KEY COMMUNITY BANK
Key Community Bank is responsible for delivering a complete line of branch-based financial products and services to small businesses, consumers, and commercial banking and public sector businesses. The delivery of these products and services is accomplished through 962 KeyCenters, a 24-hour telephone banking call center services group, nearly 2,600 automated teller machines ("ATMs") that access 14 different networks and comprise one of the largest ATM networks in the United States, and a core team of relationship management professionals.

In the first half of 1998, net income for Key Community Bank totaled $276 million, or approximately 57% of Key's consolidated earnings, compared with $298 million, or 68%, respectively, for the first half of 1997. Its return on average allocated equity was 18.35% in the first six months of 1998 and 19.58% for the same period last year. The decrease in earnings relative to the prior year reflected a decline in net interest income and a higher provision for loan losses, which were substantially offset by growth in noninterest income and a reduction in noninterest expense. The $114 million decline in net interest income resulted from a lower net interest margin which more than offset the benefits derived from a $2.0 billion, or 7%, increase in average loan outstandings. The lower net interest margin was due to a number of factors, including greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios, the reduction in core deposits stemming from branch divestitures, and changes in the mix and pricing of the remaining core deposit base in response to customer preferences and competitive pressures. The $10 million increase in the provision for loan losses reflected both growth in loans as well as a higher level of net charge-offs. Noninterest income rose $67 million, or 20%, due in part to the increased focus on and diversification of fee income sources. The largest contributions to this growth came from trust and asset management income, investment banking and capital markets income, and service charges on deposit accounts. Also included in first half 1998 noninterest income was a $23 million gain recognized in connection with the joint venture with NOVA. The $17 million reduction in noninterest expense was due primarily to lower personnel costs resulting from a decrease in the employment base as part of Key's consolidation and expense control initiatives.

During the first half of 1998, strategic developments centered around continued efforts to reconfigure Key's delivery systems. Specific activities included the sale of 46 branches in Maine, Idaho, Oregon and Washington, expansion of the ATM delivery network through the installation of 598 ATMs (representing the progress made on completing a projected total of 668 installations to occur in ARCO convenience stores in California, Nevada, Arizona, Washington, and Oregon under terms of an agreement announced in late 1997), the completion of the merchant processing joint venture with NOVA and the opening of in-store branches in Colorado and the New England states.

KEY CAPITAL PARTNERS
Key Capital Partners was formed at the end of 1997 to provide clients with asset management, investment banking and capital markets, and insurance and brokerage expertise, and is expected to play a major role in developing fee income through its broad range of investment choices and customized products. Leveraging Key's corporate and community banking distribution channels and client relationships will be an essential factor in ensuring Key Capital Partners' future growth and success.

As indicated in Figure 3, a significant amount of noninterest income and expense generated by Key Capital Partners is reported under either Key Corporate Capital or Key Community Bank. This reflects Key's management accounting practice of assigning such income and expense to whichever of those two lines of business is principally responsible for maintaining the relationships with the customers who also avail themselves of the products and services offered by Key Capital Partners. On an all-inclusive basis (i.e., prior to the aforementioned assignments), Key Capital Partners' net income totaled $61 million (representing 13% of Key's consolidated earnings) in the first six months of 1998 and $23 million (representing 5% of Key's consolidated earnings) in the comparable prior year period. Noninterest income rose $105 million ($64 million after revenue sharing) from the first six months of last year. The largest contribution to the improvement came from investment banking and capital markets income which increased $58 million, or 149%, to $97 million, due to higher revenues from dealer and trading activities and gains recognized from the sales of equity capital investments. In addition, revenues related to trust and asset management activities, which comprise the majority of Key Capital Partners' noninterest income, rose $29 million, or 23%, to $157 million, reflecting among other factors the continuing strength of the stock and bond markets. The increase in noninterest income was partially offset by a $44 million ($29 million after expense sharing) increase in noninterest expense, primarily personnel expense which tends to rise with the growth in noninterest income due to incentive compensation arrangements.

During the second quarter of 1998, Key entered into a definitive agreement to acquire McDonald, a full-service investment banking and securities brokerage company based in Cleveland, Ohio. The acquisition is expected to significantly strengthen all of the individual Key Capital Partners product lines, including those providing capital markets, investment banking and asset management expertise to business and private clients on a national basis. With the addition of McDonald, Key Capital Partners will have a revenue base of nearly $1 billion along with people, products and resources needed to compete in this growing segment of the financial services industry. The new Key Capital Partners will have two major business groups. One group, to be operated under the name McDonald-Key Investments, will house Key's Section 20 subsidiary and will include retail and institutional brokerage, equity and fixed income trading and underwriting, investment banking, capital markets products, loan syndication and trading, public finance, and clearing operations. The second major business group will include asset management, mutual funds, institutional asset services, venture capital, mezzanine finance, alliance funds, wealth management and insurance. Further information pertaining to the terms of this transaction are included in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

KEY SUPPORT AND ADMINISTRATION
Key Support and Administration includes activities that are not directly attributable to one of the four major lines of business. Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital and support functions not specifically identifiable with the four major lines of business. Included in year-to-date results for 1998 and 1997 were gains of $39 million and $10 million, respectively, from the divestiture of banking offices. These gains are more fully described elsewhere in this management's discussion.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Key. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (including off-balance sheet instruments described in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 15), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

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

For the second quarter of 1998, net interest income was $689 million, down $18 million, or 3%, from the same period last year. This decrease reflected a 50 basis point reduction in the net interest margin to 4.19%, which more than offset a 9% increase in average earning assets (primarily loans) to $65.8 billion. Compared with the first quarter of 1998, net interest income increased by $16 million as average earning assets rose by $1.8 billion, while the net interest margin experienced a decline of only 4 basis points. The 4 basis point decline was the smallest quarterly change in the net interest margin since the fourth quarter of 1996. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The decrease in the margin since the year-ago quarter resulted from a number of factors. Primary among these are the repricing of preexisting loan portfolios in a period of competitive interest rate spread compression, greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios, the reduction in core deposits stemming from branch divestitures, and changes in the mix and pricing of the remaining core deposit base in response to customer preferences and competitive pressures. Another factor contributing to the contraction of the margin was an increase in the cost of funds associated with the growth in noninterest-earning assets (such as corporate owned life insurance). The effects of these factors were especially pronounced during an unusually (by historical standards) prolonged period of flatness in the yield curve which has prevailed since the third quarter of 1997.

Average earning assets for the second quarter totaled $65.8 billion, which was $5.5 billion, or 9%, higher than the second quarter 1997 level and $1.8 billion, or an annualized 11%, above the first quarter of 1998. The growth from the year-ago quarter reflected a $6.1 billion, or 12%, increase in loans, with approximately 80% of the increase coming from the commercial portfolio. The growth in total loans relative to the prior quarter reflected strong commercial loan growth as well as the acquisition of an $805 million marine/recreational vehicle installment loan portfolio in April 1998. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loan section beginning on page 37.

Key uses portfolio interest rate swaps, caps and floors (as defined in Note 10) in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $12.1 billion at June 30, 1998, from $11.2 billion at year-end 1997. Over the same period, the notional amount of interest rate caps and floors rose $850 million to $4.2 billion. For the second quarter of 1998, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $9 million and 6 basis points to net interest income and the net interest margin, respectively. For the same period last year, these instruments increased net interest income by $19 million and the net interest margin by 13 basis points. The manner in which interest rate swaps, caps and floors are used in Key's overall program of asset and liability management is described in the following Asset and Liability Management section.

          FIGURE 4. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                          Second Quarter 1998                     First Quarter 1998
                                                  -------------------------------------   -----------------------------------
                                                      Average                    Yield/       Average                  Yield/
dollars in millions                                   Balance      Interest       Rate        Balance     Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1,2)
    Commercial, financial and agricultural            $15,026      $    309          8.25     $14,066     $    288         8.30
    Real estate -- commercial mortgage                  6,944           153          8.84       6,944          156         9.11
    Real estate -- construction                         2,694            62          9.23       2,347           52         8.99
    Commercial lease financing                          4,634            86          7.44       4,471           83         7.53
--------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                         29,298           610          8.35      27,828          579         8.44
    Real estate -- residential                          5,549           121          8.75       5,773          113         7.94
    Credit card                                         1,449            53         14.67       1,482           54        14.78
    Other consumer                                     16,742           367          8.79      15,771          359         9.23
--------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                           23,740           541          9.14      23,026          526         9.26
    Loans held for sale                                 3,403            70          8.25       3,092           63         8.26
--------------------------------------------------------------------------------------------------------------------------------
        Total loans                                    56,441         1,221          8.68      53,946        1,168         8.78
Taxable investment securities                             270             4          5.51         256            3         4.53
Tax-exempt investment securities(1)                       871            18          8.29         940           19         8.20
--------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                     1,141            22          7.63       1,196           22         7.46
Securities available for sale(1,3)                      6,765           117          6.94       7,457          129         7.02
Interest-bearing deposits with banks                       22             1         10.33          29            1        12.54
Federal funds sold and securities
    purchased under resale agreements                     790            10          4.92         912           11         4.89
Trading account assets                                    610            10          6.42         409            5         4.96
--------------------------------------------------------------------------------------------------------------------------------
        Total short-term investments                    1,422            21          5.92       1,350           17         5.11
--------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                           65,769         1,381          8.42      63,949        1,336         8.47
Allowance for loan losses                                (888)                                   (889)
Other assets                                            9,185                                   9,062
--------------------------------------------------------------------------------------------------------------------------------
                                                      $74,066                                 $72,122
                                                      =======                                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                         $11,494            95          3.32     $11,159           90         3.27
Savings deposits                                        3,307            16          1.94       3,499           18         2.09
NOW accounts                                            1,250             5          1.60       1,244            5         1.63
Certificates of deposit ($100,000 or more)              3,502            49          5.61       3,362           46         5.55
Other time deposits                                    12,375           166          5.38      12,716          171         5.45
Deposits in foreign offices                             1,095            15          5.49       1,245           17         5.54
--------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                33,023           346          4.20      33,225          347         4.24
Federal funds purchased and securities
    sold under repurchase agreements                    6,773            89          5.27       7,117           93         5.30
Bank notes and other short-term borrowings              7,710           113          5.88       6,683           98         5.95
Long-term debt (4)                                      9,511           144          6.07       8,326          125         6.09
--------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities             57,017           692          4.87      55,351          663         4.86
Noninterest-bearing deposits                            8,328                                   8,409
Other liabilities                                       2,547                                   2,390
Capital securities                                        766                                     750
Common shareholders' equity                             5,408                                   5,222
--------------------------------------------------------------------------------------------------------------------------------
                                                      $74,066                                 $72,122
                                                      =======                                 =======

Interest rate spread (TE)                                                            3.55                                  3.61
--------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                            $   689          4.19%                $   673         4.23%
                                                                    =======          ====                 =======        =====
Taxable-equivalent adjustment (1)                                        $9                                     $9

-----------------------------------------------------------------------------------------------------------------------------

1 Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

2 For purposes of these computations, nonaccrual loans are included in the average loan balances.

3    Yield is calculated on the basis of amortized cost.

4    Rate calculation excludes ESOP debt.

TE = Taxable Equivalent





           Fourth Quarter 1997                 Third Quarter 1997                     Second Quarter 1997
  ---------------------------------    ---------------------------------   ----------------------------------------
      Average                Yield/        Average                Yield/       Average                 Yield/
      Balance    Interest     Rate         Balance    Interest     Rate        Balance    Interest      Rate
  -----------------------------------------------------------------------------------------------------------------


      $13,435    $    290        8.56%     $13,101    $    286        8.66%    $12,844    $    282         8.81%
        7,132         170        9.46        7,088         165        9.24       7,121         165         9.29
        2,214          54        9.68        2,015          49        9.65       1,853          45         9.74
        4,144          77        7.37        3,820          70        7.27       2,632          42         6.40
  -----------------------------------------------------------------------------------------------------------------
       26,925         591        8.71       26,024         570        8.69      24,450         534         8.76
        6,257         140        8.88        6,161         131        8.44       6,153         127         8.28
        1,487          55       14.67        1,788          68       15.09       1,781          66        14.86
       15,990         373        9.25       15,926         372        9.27      15,389         356         9.28
  -----------------------------------------------------------------------------------------------------------------
       23,734         568        9.49       23,875         571        9.49      23,323         549         9.44
        2,645          46        6.90        2,809          54        7.63       2,600          50         7.71
  -----------------------------------------------------------------------------------------------------------------
       53,304       1,205        8.97       52,708       1,195        8.99      50,373       1,133         9.02
          243           3        4.90          270           3        5.88         252           3         5.79
        1,027          21        8.11        1,143          22        7.64       1,349          27         8.03
  -----------------------------------------------------------------------------------------------------------------
        1,270          24        7.50        1,413          25        7.02       1,601          30         7.52
        7,502         130        6.87        7,399         127        6.86       7,822         136         7.05
           34           1       12.31            8         ---        3.94          17         ---         3.66

          811           9        4.40          535           6        4.45         337           5         5.95
          559           7        4.97          264           5        7.51         143           2         5.61
  -----------------------------------------------------------------------------------------------------------------
        1,404          17        4.80          807          11        5.41         497           7         5.65
  -----------------------------------------------------------------------------------------------------------------
       63,480       1,376        8.60       62,327       1,358        8.64      60,293       1,306         8.69
         (893)                                (873)                               (866)
        8,903                                8,658                               8,351
  -----------------------------------------------------------------------------------------------------------------
     $ 71,490                              $70,112                             $67,778
     ========                              =======                             =======


      $10,883          87        3.17      $10,714          82        3.04     $10,984          83         3.03
        3,789          20        2.09        4,161          22        2.10       4,519          25         2.22
        1,370           6        1.74        1,547           8        2.05       1,644           9         2.20
        3,307          47        5.64        3,166          46        5.76       3,341          47         5.64
       13,084         180        5.46       13,389         183        5.42      13,584         181         5.34
        1,663          21        5.01        2,065          29        5.57       2,361          33         5.61
  -----------------------------------------------------------------------------------------------------------------
       34,096         361        4.20       35,042         370        4.19      36,433         378         4.16

        7,335          96        5.19        6,939          91        5.20       6,461          84         5.21
        5,678          89        6.22        5,001          73        5.79       4,350          64         5.90
        7,443         114        6.08        6,879         109        6.33       4,772          73         6.20
  -----------------------------------------------------------------------------------------------------------------
       54,552         660        4.80       53,861         643        4.74      52,016         599         4.62
        8,750                                8,551                               8,432
        2,304                                2,125                               1,998
          750                                  750                                 588
        5,134                                4,825                               4,744
  -----------------------------------------------------------------------------------------------------------------
     $ 71,490                              $70,112                             $67,778
     ========                              =======                             =======

                                 3.80                                 3.90                                 4.07
  -----------------------------------------------------------------------------------------------------------------

                  $   716        4.50%                 $   715        4.58%               $    707         4.69%
                  =======        ====                  =======        ====                ========         ====

                      $11                              $    11                                 $11
  ------------------------------------------------------------------------------------------------------------------

               FIGURE 5  COMPONENTS OF NET INTEREST INCOME CHANGES


                                           From three months ended June 30, 1997, From six months ended June 30, 1997,
                                            to three months ended June 30, 1998    to six  months ended June 30, 1998
                                               ---------------------------------  --------------------------------------
                                               Average     Yield/      Net           Average     Yield/      Net
in millions                                    Volume       Rate      Change          Volume     Rate       Change
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                           $ 133      $ (45)     $  88          $ 236      $ (77)     $ 159
Taxable investment securities                      --          1          1              1         --          1
Tax-exempt investment securities                  (10)         1         (9)           (19)         2        (17)
Securities available for sale                     (18)        (1)       (19)           (24)        --        (24)
Short-term investments                             14         --         14             26         --         26
------------------------------------------------------------------------------------------------------------------
     Total interest income (TE)                   119        (44)        75            220        (75)       145

INTEREST EXPENSE
Money market deposit accounts                       4          8         12              5         16         21
Savings deposits                                   (6)        (3)        (9)           (13)        (5)       (18)
NOW accounts                                       (2)        (2)        (4)            (4)        (4)        (8)
Certificates of deposit ($100,000 or more)          2         --          2             (2)        --         (2)
Other time deposits                               (16)         1        (15)           (20)         5        (15)
Deposits in foreign offices                       (17)        (1)       (18)           (16)        --        (16)
------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits              (35)         3        (32)           (50)        12        (38)
Federal funds purchased and securities sold
     under repurchase agreements                    4          1          5              5          5         10
Bank notes and other short-term borrowings         49         --         49             90         --         90
Long-term debt                                     72         (1)        71            129         (1)       128
------------------------------------------------------------------------------------------------------------------
     Total interest expense                        90          3         93            174         16        190
------------------------------------------------------------------------------------------------------------------
     Net interest income (TE)                   $  29      $ (47)     $ (18)         $  46      $ (91)     $ (45)
                                                =====      =====      =====          =====      =====      =====
------------------------------------------------------------------------------------------------------------------
The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

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

SHORT-TERM INTEREST RATE EXPOSURE
The primary tool utilized by management to measure and manage interest rate risk is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, asset and liability prepayments, interest rates, on and off-balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income over the same period from what net interest income would have been if such interest rates did not change. Based on the results of the simulation model using the ALCO guidelines, as of June 30, 1998, Key would expect its net interest income to increase by approximately $19 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $20 million. As shown in Figure 6, Key has been operating well within the above guidelines.

       FIGURE 6 NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES

ESTIMATED CHANGE IN NET INTEREST INCOME
                  Rise     Decline
                  ----     -------
Sep-96           -0.0123   0.0060
Dec-96           -0.0128   0.0071
Mar-97           -0.0128   0.0090
Jun-97           -0.0113   0.0050
Sep-97           -0.0091   0.0024
Dec-97           -0.0107   0.0096
Mar-98           -0.0079   0.0082
Jun-98           -0.0072   0.0067


LONG-TERM INTEREST RATE EXPOSURE
Short-term interest rate risk analysis is complemented by an economic value of equity model. This model provides the added benefit of measuring exposure to interest rate changes outside the one- to two-year time frame measured by the simulation model. The economic value of Key's equity is determined by modeling the net present value of future cash flows for asset, liability and off-balance sheet positions based on the implied forward yield curve. Economic value analysis has several limitations including: the economic values of asset, liability and off-balance sheet positions do not represent the true fair values of the positions, since they do not consider factors such as credit risk and liquidity; estimated cash flows are required for assets and liabilities with indeterminate maturities; the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations; and the analysis requires assumptions about events that span an even longer time frame than that used in the simulation model. The ALCO guidelines provide that an immediate 200 basis point increase or decrease in interest rates should not result in more than a 1.75% change in the ratio of base case economic value of equity to the sum of base case economic value of assets and net receive fixed interest rate swaps, caps and floors. Key has been operating well within these guidelines.

MANAGEMENT OF INTEREST RATE EXPOSURE
Key utilizes the results of its short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning and/or earnings within interest rate risk, liquidity and capital guidelines established by the ALCO. In addition to the interest rate exposure measured using ALCO guidelines, the risk to earnings and economic value arising from various other pro forma changes in the overall level of interest rates is periodically measured. The variety of interest rate scenarios modeled, and their impact on earnings and economic value, quantifies the level of interest rate exposure arising from several sources, namely option risk, basis risk and gap risk. Option risk exists in the form of options (including caps and floors) embedded in certain products. These options permit the customer (either a loan customer or a depositor) to take advantage of changes in interest rates without penalty. Examples include floating-rate loans that contain an interest rate cap, fixed-rate loans that do not contain prepayment penalties and deposits that are withdrawable on demand. Basis risk refers to floating-rate assets and floating-rate liabilities that reprice simultaneously, but are tied to different indices. The risk arises when one index does not move consistently with another. Gap risk is the risk that assets, liabilities or related interest rate swaps, caps and floors will mature in different time frames. For example, floating-rate loans that reprice monthly may be funded with fixed-rate certificates of deposit that mature in one year.

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

In addition to interest rate swaps, caps and floors, Key uses treasury-based interest rate locks as a component of its interest rate risk management strategy. These rate locks are being used to reduce the price risk related to the anticipated securitization of certain indirect consumer loans. At June 30, 1998, the rate locks had a notional amount of $705 million, a weighted average maturity of less than one month and a negative fair value of ($5) million.

PORTFOLIO SWAPS, CAPS AND FLOORS
As shown in Note 10, the estimated fair value of Key's portfolio swaps increased to $115 million at June 30, 1998, from a fair value of $102 million at December 31, 1997, while the notional amount of such swaps rose $903 million to $12.1 billion. The increase in fair value over the past six months reflected the combined impact of a number of factors, including the decline in interest rates, the flattening of the yield curve, and the fact that a greater proportion of Key's swap portfolio is in a receive fixed interest rate position with a longer average maturity. Swaps with a notional amount of $268 million were terminated during the first six months of 1998, resulting in a net deferred loss of $1 million. Further information pertaining to the balance and remaining amortization period of Key's deferred swap gains and losses at June 30, 1998, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate any swap contract is integrated strategically with asset and liability management and other appropriate processes. During 1997 and continuing through the first half of 1998, Key increased its use of portfolio caps in response to its reduced sensitivity to potential declines in interest rates and the heavier reliance placed on higher cost funding to support earning asset growth. These instruments are used primarily to protect against the adverse impact that a future rise in interest rates could have on variable rate short-term borrowings, while having no impact in the event of a decline in rates. Portfolio swaps, caps and floors activity for the six-month period ended June 30, 1998, is summarized in Figure 7.

               FIGURE 7 PORTFOLIO SWAPS, CAPS AND FLOORS ACTIVITY


                                      Receive Fixed
                                 ----------------------               Pay Fixed-                  Total        Caps
                                  Indexed                 Pay Fixed-    Forward-     Basis   Portfolio          and
in millions                     Amortizing Conventional Conventional   Starting      Swaps       Swaps       Floors      Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       $ 3,449      $ 3,626      $ 2,990        --     $ 1,110     $11,175     $ 3,395     $14,570
    Additions                           --          607        1,427   $   577         894       3,505         950       4,455
    Maturities                          --           36          571        --         200         807         100         907
    Terminations                       268           --           --        --          --         268          --         268
    Amortization                     1,527           --           --        --          --       1,527          --       1,527
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998           $ 1,654      $ 4,197      $ 3,846   $   577     $ 1,804     $12,078     $ 4,245     $16,323
                                   =======      =======      =======   =======     =======     =======     =======     =======
---------------------------------------------------------------------------------------------------------------------------------


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

  FIGURE 8 PORTFOLIO SWAPS, CAPS AND FLOORS BY INTEREST RATE MANAGEMENT STRATEGY


                                                         June 30, 1998         December 31, 1997          June 30, 1997
                                                      --------------------    ---------------------    --------------------
                                                      Notional         Fair    Notional        Fair     Notional        Fair
in millions                                             Amount        Value      Amount       Value       Amount        Value
-------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                  $  3,141    $     33     $  4,630    $     25     $  5,903     $    (37)
Convert fixed rate loans to variable                       592         (16)         160          (1)          --           --
Convert variable rate deposits and short-term
     borrowings to fixed                                 2,981          (5)       2,080          (4)       2,582            3
Convert variable rate long-term debt to fixed              850          (2)         750          (2)         500           (1)
Convert fixed rate long-term debt to variable            2,710         108        2,445          87        2,087           12
Basis swaps - foreign currency                             304          (3)         280          (3)          --           --
Basis swaps - other                                      1,500        --            830          --          600           --
-------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps                              12,078         115       11,175         102       11,672          (23)

Modify characteristics of variable rate short-term
     borrowings                                          3,430           8        2,580           2        2,424           16
Modify characteristics of variable rate
     long-term debt                                        565           1          565          10          665            7
Modify characteristics of capital securities
     remarketing                                           250         (17)         250         (15)         250           --
-------------------------------------------------------------------------------------------------------------------------------
     Total portfolio caps and floors                     4,245          (8)       3,395          (3)       3,339           23
-------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors           $ 16,323    $    107     $ 14,570    $     99     $ 15,011     $     --
                                                      ========    ========     ========    ========     ========     ========
-------------------------------------------------------------------------------------------------------------------------------

The expected average maturities of the portfolio swaps, caps and floors at June 30, 1998, are summarized in Figure 9.

                   FIGURE 9 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS, CAPS AND FLOORS

June 30, 1998                                           Receive Fixed
                                               -------------------------------                   Pay Fixed-
                                                    Indexed                          Pay Fixed-  Forward-      Basis
in millions                                      Amortizing      Conventional      Conventional  Starting      Swaps
---------------------------------------------------------------------------------------------------------------------
Mature in one year or less                             --             $   327            $2,350      --      $   930
Mature after one through five years                  $1,654             1,432             1,083      $500        849
Mature after five through ten years                     --              2,203               154        18         25
Mature after ten years                                  --                235               259        59        --
---------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors          $1,654            $4,197            $3,846      $577     $1,804
                                                     ======            ======            ======      ====     ======
---------------------------------------------------------------------------------------------------------------------

June 30, 1998
                                                   Total          Caps
                                                Portfolio         and
in millions                                         Swaps        Floors       Total
------------------------------------------------------------------------------------
Mature in one year or less                       $  3,607        $1,120   $   4,727
Mature after one through five years                 5,518         3,125       8,643
Mature after five through ten years                 2,400            --       2,400
Mature after ten years                                553            --         553
------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors       $12,078        $4,245     $16,323
                                                  =======        ======     =======
------------------------------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be adopted by Key as of January 1, 2000, establishes the accounting and reporting standards for derivatives and requires that all such instruments be recognized in the balance sheet and measured at fair value. It also disqualifies the use of hedge accounting for indexed amortizing swaps currently accounted for by Key as hedging instruments and, therefore, will likely alter Key's use of such instruments in the future. Key is currently reviewing SFAS No. 133 and has not yet determined the extent to which the statement will alter its use of certain derivatives in the future and the impact on its financial condition and results of operations.

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

During the second half of 1997, Key began using a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of its trading portfolio. VAR uses statistical methods to estimate the maximum potential one-day loss with a 95% confidence level. At June 30, 1998, Key's aggregate daily VAR was $.9 million and averaged $.7 million for the first six months of 1998. As of the 1997 year end, Key's aggregate daily VAR was less than $.8 million and averaged less than $.5 million for the second half of 1997. VAR augments other controls used by Key to mitigate the market risk exposure of its trading portfolio. These controls are established by Key's Financial Markets Committee and include, in addition to VAR, loss and position equivalent limits which are based on the level of activity and volatility of trading products and market liquidity.

NONINTEREST INCOME
As shown in Figure 10, noninterest income for the 1998 second quarter totaled $380 million, up $92 million, or 32%, from the same period last year. Excluding branch divestiture gains of $33 million and $10 million recorded in the second quarter of 1998 and 1997, respectively, noninterest income increased by $69 million, or 25%, and comprised 34% of total revenue for the quarter, compared with 29% in the year-ago quarter. The largest increases came from various investment banking and capital markets activities (up $29 million) and trust and asset management income (up $16 million). The increase in investment banking and capital markets income reflected higher revenues from dealer and trading activities, as well as increased gains from the sales of equity capital investments. Growth in trust and asset management income resulted from continued strong performance of both the stock and bond markets and new business. Additional detail pertaining to the composition of this noninterest income component is presented in Figure 11. Key did not execute any loan securitizations during the 1998 second quarter; the improvement in loan securitization income came primarily from servicing fees. This reflected growth in loans securitized and sold, which are either administered or serviced by Key, to $4.3 billion at June 30, 1998, from $2.8 billion a year ago. Additional information pertaining to the type and volume of these loans is included in the Loans section beginning on page 37. The only major category of noninterest income experiencing a decrease was credit card fees, which declined by $8 million due primarily to the sales of $324 million of Key's credit card receivables during the third quarter of 1997 and lower merchant services revenue resulting from the first quarter 1998 joint venture with NOVA, discussed below. The acquisitions of Leasetec and Champion, which were completed during the third quarter of last year, contributed approximately $6 million to the increase in Key's noninterest income from that of the second quarter of 1997.

For the first six months of 1998, noninterest income totaled $736 million, up $189 million, or 35%, from the comparable 1997 period. Excluding gains from sales of branches/subsidiaries of $62 million and $10 million recorded in the first half of 1998 and 1997, respectively, noninterest income increased by $137 million, or 26%. The year-to-date increase was also attributable largely to the growth in investment banking and capital markets income (up $58 million) and trust and asset management income (up $29 million) as a result of the same factors described in the preceding paragraph. Leasetec and Champion contributed approximately $12 million to the increase in Key's noninterest income from that of the first six months of last year.

Included in 1998 year-to-date gains from the sales of branches/subsidiaries was $39 million in branch divestiture gains and a $23 million gain recognized in the first quarter in connection with the joint venture with NOVA. The agreement with NOVA also specifies that Key can receive additional consideration at the end of each of the three years through the year 2000, provided that certain revenue-related performance targets are met. The $23 million gain was accompanied by related reductions in both merchant services revenue and noninterest expense (primarily personnel). The NOVA transaction is more fully disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.



                         FIGURE 10 NONINTEREST INCOME

                                                                 Three months ended
                                                                       June 30,                               Change
                                                           -------------------------------  -------------------------------
dollars in millions                                                 1998             1997          Amount          Percent
------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                $  75            $  74           $   1                1.4%
Trust and asset management income                                     80               64              16               25.0
Investment banking and capital markets income                         50               21              29              138.1
Credit card fees                                                      17               25              (8)             (32.0)
Insurance and brokerage income                                        24               21               3               14.3
Corporate owned life insurance income                                 24               21               3               14.3
Loan securitization income                                             8                3               5              166.7
Net securities gains                                                   2               --               2               N/M
Gains from sales of branches/subsidiaries                             33               10              23              230.0
Other income:
     Letter of credit and loan fees                                   14               11               3               27.3
     Electronic banking fees                                          12               10               2               20.0
     Mortgage banking income                                           1                2              (1)             (50.0)
     Miscellaneous income                                             40               26              14               53.8
------------------------------------------------------------------------------------------------------------------------------
          Total other income                                          67               49              18               36.7
------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                  $380             $288             $92               31.9%
                                                                    ====             ====             ===
------------------------------------------------------------------------------------------------------------------------------

                                                                   Six months ended
                                                                        June 30,                         Change
                                                            -------------------------------  -------------------------------
dollars in millions                                                  1998             1997          Amount          Percent
----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                  $153             $145           $   8            5.5%
Trust and asset management income                                     157              128              29           22.7
Investment banking and capital markets income                          97               39              58          148.7
Credit card fees                                                       32               48             (16)         (33.3)
Insurance and brokerage income                                         46               42               4            9.5
Corporate owned life insurance income                                  47               40               7           17.5
Loan securitization income                                             18                4              14          350.0
Net securities gains                                                    4               --               4           N/M
Gains from sales of branches/subsidiaries                              62               10              52          520.0
Other income:
     Letter of credit and loan fees                                    31               22               9           40.9
     Electronic banking fees                                           21               17               4           23.5
     Mortgage banking income                                            3                4              (1)         (25.0)
     Miscellaneous income                                              65               48              17           35.4
------------------------------------------------------------------------------------------------------------------------
          Total other income                                          120               91              29           31.9
------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                   $736             $547            $189           34.6%
                                                                     ====             ====            ====
------------------------------------------------------------------------------------------------------------------------
N/M = Not Meaningful


                      FIGURE 11 TRUST AND ASSET MANAGEMENT


                                                 Three months                        Six months ended
                                                  ended June 30,      Change              June 30,         Change
                                                   -------------  ------------------   -----------   -------------------
dollars in millions                                1998    1997   Amount    Percent    1998    1997  Amount      Percent
---------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees         $ 41    $ 35    $  6       17.1%    $ 81    $ 69    $ 12       17.4%
Institutional asset management and custody fees      22      18       4       22.2       43      35       8       22.9
Bond services                                       --        1      (1)    (100.0)     --        4      (4)    (100.0)
All other fees                                       17      10       7       70.0       33      20      13       65.0
---------------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income        $ 80    $ 64    $ 16       25.0%    $157    $128    $ 29       22.7%
                                                   ====    ====    ====                ====    ====    ====



dollars in billions
------------------------------------------------------------------------------------
June 30,
Discretionary assets                               $ 66    $ 50    $ 16       32.0%
Non-discretionary assets                             49      51      (2)      (3.9)
------------------------------------------------------------------------------------
    Total trust assets                             $115    $101    $ 14       13.9%
                                                   ====    ====    ====
------------------------------------------------------------------------------------



NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the second quarter of 1998 totaled $616 million, up $34 million, or 6%, from the second quarter of 1997. Contributing to the increase in noninterest expense from the year-ago quarter was $3 million in distributions accrued on capital securities (tax-advantaged preferred securities) and a $3 million increase in costs incurred in connection with efforts being undertaken by Key to modify computer information systems to be Year 2000 compliant. As of June 30, 1998, Key had recognized approximately $30 million of the estimated $45 to $50 million of expense that it expects to incur (primarily for internal and external programmers) to substantially complete this project by the end of

1998. Further information pertaining to the Year 2000 issue is included below. The capital securities are more fully described in Note 8, Capital Securities, beginning on page 14. Excluding the above items, noninterest expense was $28 million, or 5%, above the year-ago quarter. The largest increases came from personnel expense (up $19 million) and marketing expense (up $6 million). The increase in personnel expense was due largely to the impact of acquisitions completed in the third quarter of 1997, merit increases which took effect on April 1, 1998, and higher costs associated with various incentive programs, including those related to investment banking and capital markets activities. Marketing expense rose as a result of additional costs incurred by Key to establish brand identity. The 1997 acquisitions of Leasetec and Champion accounted for approximately $22 million of the total increase in noninterest expense from the year-ago quarter.

Noninterest expense totaled $1.2 billion for the first six months of 1998, up $59 million, or 5%, from the same period last year. Excluding increases of $7 million in both capital securities distributions and Year 2000 expenses, noninterest expense was up $45 million, or 4%, from the first half of last year. This reflected higher costs associated with personnel expense (up $23 million), marketing expense (up $13 million) and professional fees (up $8 million). Leasetec and Champion contributed approximately $40 million to the increase in Key's noninterest expense from the first six months of last year.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 58.22% for the second quarter compared with 57.66% in the second quarter of 1997 and 57.39% for the prior quarter. The slight increase from the first quarter of 1998 resulted from the proportionately greater increase in Key's noninterest expense relative to the increase in Key's recurring revenues. Included in other expense are equity-and gross receipts-based taxes which are assessed in lieu of an income tax in certain states in which Key operates. These taxes, which are shown in Figure 12, represented 87, 88 and 81 basis points of Key's efficiency ratio for the second quarter of 1998, the first quarter of 1998 and the second quarter of 1997, respectively. The extent to which such taxes impact the level of noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

YEAR 2000
The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex computer systems to telephone systems, ATMs and elevators.

To address this issue, Key developed an extensive plan, including the formation of a team consisting of internal resources and third-party experts. The plan, originally developed in 1995, has been in implementation since that time and has undergone appropriate modifications as warranted by the related circumstances. Key prioritized the various operating systems (including those maintained by its business suppliers) that could be affected by the Year 2000, and efforts to ensure compliance of core systems deemed critical to Key's operations have been accelerated. The cost of the project (currently estimated to be $45 to $50 million) and timing of its implementation are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. It is currently expected that approximately $10 million of the estimated $15 to $20 million of costs yet to be incurred in this project will be recognized during the second half of 1998 and the remainder in 1999. Key is monitoring the efforts of its business partners, suppliers and customers involved in addressing the potential problem on an ongoing basis and expects to complete substantially all of the necessary work by the end of 1998, allowing 1999 as a year of final testing and refinement. As of June 30, 1998, compliance efforts had been completed for approximately 40% of the core systems identified.

In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to this issue, and higher funding costs may come about if consumers react to publicity about the issue by withdrawing deposits. Key also could be impacted if third parties it deals with in conducting its business, such as foreign banks, governmental agencies, clearing houses, telephone companies, and other service providers, fail to properly address this issue. Accordingly, Key has formed a separate internal team charged with the task of identifying critical business interfaces, assessing potential problems, and where appropriate, developing contingency plans. Because the Year 2000 issue has never previously occurred, it is not possible to foresee or quantify the overall financial and operational impact and/or to determine whether it will be material to the financial condition or operations of Key.


                         FIGURE 12 NONINTEREST EXPENSE


                                                            Three months ended
                                                                    June 30,                           Change
                                                      -----------------------------------      ------------------------
dollars in millions                                            1998              1997           Amount         Percent
-------------------------------------------------------------------------------------------------------------------------
Personnel                                                      $302              $283              $19               6.7%
Net occupancy                                                    56                54                2               3.7
Equipment                                                        45                44                1               2.3
Amortization of intangibles                                      22                21                1               4.8
Marketing                                                        28                22                6              27.3
Professional fees                                                15                13                2              15.4
Other expense:
    Distributions on capital securities                          14                11                3              27.3
    Equity-and gross receipts-based taxes                         9                 8                1              12.5
    OREO expense, net(1)                                          1                 1               --              --
    FDIC insurance assessments                                    1                 2               (1)            (50.0)
    Year 2000 expense                                             6                 3                3             100.0
    Miscellaneous                                               117               120               (3)             (2.5)
-------------------------------------------------------------------------------------------------------------------------
       Total other expense                                      148               145                3               2.1
-------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                               $616              $582              $34               5.8%
                                                               ====              ====              ===

Full-time equivalent employees at period end                 24,711            25,882
Efficiency ratio(2)                                           58.22%            57.66%
Overhead ratio(3)                                             37.30             41.02

-------------------------------------------------------------------------------------------------------------------------



                                                                Six months ended
                                                                     June 30,                               Change
                                                         -----------------------------------       ------------------------
dollars in millions                                              1998              1997            Amount         Percent
--------------------------------------------------------------------------------------------------------------------------
Personnel                                                      $  596            $  573               $23               4.0%
Net occupancy                                                     112               110                 2               1.8
Equipment                                                          88                87                 1               1.1
Amortization of intangibles                                        45                42                 3               7.1
Marketing                                                          56                43                13              30.2
Professional fees                                                  32                24                 8              33.3
Other expense:
    Distributions on capital securities                            28                21                 7              33.3
    Equity-and gross receipts-based taxes                          18                18                --              --
    OREO expense, net(1)                                            2                 2                --              --
    FDIC insurance assessments                                      3                 3                --              --
    Year 2000 expense                                              12                 5                 7             140.0
    Miscellaneous                                                 224               229                (5)             (2.2)
----------------------------------------------------------------------------------------------------------------------------
       Total other expense                                        287               278                 9               3.2
----------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                               $1,216            $1,157              $ 59               5.1%
                                                               ======            ======              ====
Full-time equivalent employees at period end                   24,711            25,882
Efficiency ratio(2)                                             57.81%            58.28%
Overhead ratio(3)                                               36.34             42.36

--------------------------------------------------------------------------------------------------------------------------




1 OREO expense is net of income of $1 million for the second quarter of 1998 and 1997.

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

INCOME TAXES
The provision for income taxes was $123 million for the three-month period ended June 30, 1998, up from $104 million for the same period in 1997. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1998 second quarter was 32.9% compared with 31.8% for the second quarter of 1997. For the first six months of 1998, the provision for income taxes was $231 million compared with $198 for the first six months of last year. The effective tax rate for these periods was 32.3% and 31.3%, respectively. Primary factors contributing to the increase in the effective tax rate for both the quarterly and year-to-date periods were a lower proportion of tax-exempt income to pretax earnings in the current year, and the write-off of nondeductible goodwill in connection with the 1998 branch divestitures. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At June 30, 1998, total loans outstanding were $57.8 billion, up from $53.4 billion at December 31, 1997, and $51.6 billion at June 30, 1997. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 11.

The $6.2 billion, or 12%, increase in loans outstanding from the June 30, 1997, level was due primarily to internal growth, but also included the net impact of acquisitions, sales and divestitures. During the second quarter of 1998, Key acquired an $805 million marine/recreational vehicle installment loan portfolio. This followed the third quarter 1997 acquisitions of Leasetec and Champion, which added total loans outstanding of approximately $1.0 billion and $225 million, respectively. The sales and divestitures which occurred during 1998 and 1997 are summarized in Figure 13 and included the impact of planned bank and branch divestitures, as well as the securitization and/or sale of education loans, automobile loans, certain non-prime home equity loans and other loans which do not meet certain return on equity, credit or other internal standards. Key generally sells or securitizes education loans when a borrower enters repayment status. In addition, home equity loans originated by Champion and all non-prime automobile loans were targeted for securitization in 1997. In addition to bank and branch divestitures, activity since June 30, 1997, included the sales of $1.1 billion of education loans (of which $744 million was associated with securitizations), $1.2 billion of automobile loans, $302 million of home equity loans and $167 million of commercial real estate loans. All of the automobile loan sales and $205 million of the home equity loan sales were associated with securitizations. Included in the automobile loan sales was $949 million of prime credit loans with low returns on equity. This particular portfolio was sold during the fourth quarter of 1997 in keeping with Key's strategy of divesting assets which do not support its return on equity objective. Also moderating the increase in total loans over the past year was the sale of $324 million of out-of-franchise credit card receivables which had an historically high level of delinquency. Management will continue to explore opportunities for sales and/or other arrangements with respect to its credit card and certain other portfolios in efforts to improve financial returns and manage credit risk over the remainder of 1998.

Excluding the net impact of acquisitions, sales and divestitures, loan portfolios (other than one-to-four family mortgages and loans held for sale) increased $6.1 billion, or 14%, since June 30, 1997, and were up $3.8 billion, or an annualized 17% from the 1997 year end. Key's policy since 1994 regarding new originations of one-to-four family mortgage loans is to originate such loans as a customer and community accommodation, but to retain few of such loans on the balance sheet due to their marginal returns. Over the past year, the largest increase came from commercial loans which rose by $4.3 billion, due primarily to higher levels of commercial, financial and agricultural loans (up $2.3 billion), lease financing receivables (up $1.1 billion) and real estate-construction loans (up $914 million). Additionally, consumer loans rose by $1.7 billion, and included increases of $1.0 billion in home equity loans and $735 million in installment loans.

                       FIGURE 13 LOANS SOLD AND DIVESTED


                                                                     Commercial   Credit Card
in millions              Education   Automobile     Home Equity     Real Estate   Receivables     All Other          Total
---------------------------------------------------------------------------------------------------------------------------
     1998
----------------
Second quarter                $ 45           --             $53            $167            --          $124(1)        $389

First quarter                   71           --              --              --            --            20(1)          91
---------------------------------------------------------------------------------------------------------------------------

                              $116           --             $53            $167            --          $144           $480
                              ====                          ===            ====                        ====           ====
     1997
----------------
Fourth quarter              $  879       $1,046           $  44              --            --          $147(1)      $2,116

Third quarter                  100          112             205              --          $324           491(1)       1,232

Second quarter                  52          103              --              --            --            --            155

First quarter                   31          456              --              --            41            --            528
---------------------------------------------------------------------------------------------------------------------------

    Total                   $1,062       $1,717            $249              --          $365          $638         $4,031
                            ======       ======            ====                          ====          ====         ======
---------------------------------------------------------------------------------------------------------------------------


1 Part of branch divestures, including the sale of KeyBank Wyoming in the third quarter of 1997.

The $4.4 billion increase in loans from the December 31, 1997, level also reflected strong growth in loan portfolios other than one-to-four family mortgages and loans held for sale. Excluding the second quarter 1998 acquisition of the marine/recreational installment loan portfolio and the impact of loan sales and branch divestitures shown in Figure 13, such loans increased $3.8 billion, or an annualized 17%, during the first six months of 1998. Commercial loans accounted for $2.7 billion of the increase with the largest growth coming from commercial, financial and agricultural loans (up $1.6 billion) and construction loans (up $610 million). On the same basis, the aggregate annualized growth rate of average outstanding balances in the commercial loan portfolio was 21% for the second quarter of 1998 and exceeded 12% in each of the prior four quarters. Consumer loans contributed $1.1 billion to the year-to-date increase in loans, due principally to growth in the home equity portfolio.

Shown in Figure 14 are loans which have been securitized/sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as loan securitization income, while income earned on assets retained in connection with securitizations and accounted for like investments in interest-only strip securities, is recorded as interest income on securities available for sale.

            FIGURE 14  LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED

                                      June 30,            December 31,            June 30,
in millions                              1998                    1997               1997
-----------------------------------------------------------------------------------------
Education loans                        $2,438                  $2,611             $1,959
Automobile loans                        1,299                   1,601                846
Home equity loans                         567                     735                 --
-----------------------------------------------------------------------------------------
     Total                             $4,304                  $4,947             $2,805
                                       ======                  ======             ======
-----------------------------------------------------------------------------------------

SECURITIES
At June 30, 1998, the securities portfolio totaled $7.5 billion, consisting of $6.5 billion of securities available for sale and $1.0 billion of investment securities. This compares with a total portfolio of $8.9 billion, comprised of $7.7 billion of securities available for sale and $1.2 billion of investment securities, at December 31, 1997. The composition of the two securities portfolios by type of security, as of each of these respective dates, is presented in Note 4, Securities, beginning on page 10. The decrease in collateralized mortgage obligations and other mortgage backed securities since the 1997 year end was due primarily to scheduled amortization, as well as prepayments which occurred in connection with refinancings completed in the continued low interest rate environment. Certain information pertaining to the composition, yields, and maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively.

                    FIGURE 15  SECURITIES AVAILABLE FOR SALE

                                                                                                          Other
                                       U.S. Treasury,          States and     Collateralized          Mortgage-
                                         Agencies and           Political           Mortgage             Backed
dollars in millions                      Corporations        Subdivisions       Obligations(1)      Securities(1)
--------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1998
Maturity:
    One year or less                            $  63                $  1            $   827           $     17
    After one through five years                   41                  10              2,291              1,579
    After five through ten years                   18                  58                 83                947
    After ten years                                23                   8                 --                 60
--------------------------------------------------------------------------------------------------------------------------

Fair value                                       $145                 $77             $3,201             $2,603
Amortized cost                                    143                  76              3,182              2,564
Weighted average yield                           7.07%               6.17%              6.76%              7.23%
Weighted average maturity                         4.6 years           7.0 years          2.1 years          4.7 years
--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Fair Value                                       $204                 $52             $4,051             $2,951
Amortized cost                                    202                  52              4,045              2,908
--------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
Fair Value                                       $498                 $48             $3,540             $3,339
Amortized cost                                    499                  48              3,559              3,336

--------------------------------------------------------------------------------------------------------------------------


                                                         Retained                                        Weighted
                                                     Interests in           Other                         Average
dollars in millions                               Securitizations      Securities        Total            Yield(2)
------------------------------------------------------------------------------------------------------------------
JUNE 30, 1998
Maturity:
    One year or less                                           --             $16         $  924           6.62%
    After one through five years                             $136              18          4,075           7.10
    After five through ten years                              246               6          1,358           7.17
    After ten years                                            --              34(3)         125           7.01
------------------------------------------------------------------------------------------------------------------

Fair value                                                   $382             $74         $6,482              --
Amortized cost                                                409              61          6,435             7.05%
Weighted average yield                                       8.50%           5.92%          7.05%             --
Weighted average maturity                                     6.0 years       7.1 years      3.6 years        --
------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Fair Value                                                   $374             $76         $7,708              --
Amortized cost                                                418              75          7,700             7.19%
------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
Fair Value                                                   $236             $66         $7,727              --
Amortized cost                                                289              65          7,796             6.69%

------------------------------------------------------------------------------------------------------------------

1 Maturity is based upon expected average lives rather than contractual terms.

2         Weighted average yields are calculated on the basis of amortized cost.
          Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

3         Includes equity securities with no stated maturity.

                      FIGURE 16   INVESTMENT SECURITIES


                                          States and                                              Weighted
                                           Political            Other                              Average
 dollars in millions                    Subdivisions       Securities           Total              Yield 1
--------------------------------------------------------------------------------------------------------------
JUNE 30, 1998
Maturity:
    One year or less                            $229             $ 13           $ 242                 7.68%
    After one through five years                 360               93             453                 8.30
    After five through ten years                 139               --             139                 9.87
    After ten years                               34              170             204                 6.32
--------------------------------------------------------------------------------------------------------------

Amortized cost                                  $762             $276          $1,038                 7.98%
Fair value                                       790              276           1,066                 --
Weighted average yield                          8.73%            5.90%           7.98%                --
Weighted average maturity                        3.3 years        6.7 years       4.2 years           --

--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Amortized cost                                 $ 973             $257          $1,230                 7.59%
Fair value                                     1,005              257           1,262                 --

---------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
Amortized cost                                $1,209             $275          $1,484                 7.86%
Fair value                                     1,241              275           1,516                 --

---------------------------------------------------------------------------------------------------------------

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

As shown in Figure 17, net loan charge-offs for the second quarter of 1998 were $72 million, or .51% of average loans, compared with $65 million, or .52% of average loans, for the same period last year. The higher level of net charge-offs was concentrated in the commercial, financial and agricultural segment of the commercial loan portfolio and reflects the significant growth in these loans which has occurred over the past twelve months. This was partially offset by a decline in the level of consumer loan net charge-offs (primarily credit card receivables). Key's credit card portfolio was significantly reduced in 1997 as a result of the sale of $365 million of outstandings which had historically high levels of delinquency. Overall, the level of net loan charge-offs has been fairly consistent over the past six quarters and is expected to benefit from the fourth quarter 1997 sale of $949 million of prime credit automobile loans. At $72 million, the provision for loan losses for the second quarter of 1998 was at the lowest level since the first quarter of last year. The provision for loan losses matched the level of net charge-offs in accordance with management's long-standing policy of maintaining the provision at a level equal to or above net charge-offs.



                   FIGURE 17. SUMMARY OF LOAN LOSS EXPERIENCE


                                              Three months ended June 30, Six months ended June 30,
                                              --------------------------- ------------------------
dollars in millions                                  1998        1997        1998       1997
------------------------------------------------------------------------------------------------
Average loans outstanding during the period         $56,441     $50,373     $55,200     $49,797
------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period      $ 900       $ 870       $ 900       $ 870
Loans charged off:
     Commercial, financial and agricultural              19          10          35          22
     Real estate--commercial mortgage                     3           2           7           5
     Real estate--construction                            1           1           1           2
     Commercial lease financing                           1        --             2           3
------------------------------------------------------------------------------------------------
          Total commercial loans                         24          13          45          32
     Real estate--residential mortgage                    1           2           5           5
     Home equity                                          2        --             4           1
     Credit card                                         26          32          53          61
     Consumer--direct                                    11          10          22          18
     Consumer--indirect                                  31          31          66          60
------------------------------------------------------------------------------------------------
          Total consumer loans                           71          75         150         145
------------------------------------------------------------------------------------------------
                                                         95          88         195         177
Recoveries:
     Commercial, financial and agricultural               8           8          14          16
     Real estate--commercial mortgage                     1           2           3           5
------------------------------------------------------------------------------------------------
          Total commercial loans                          9          10          17          21
     Real estate--residential mortgage                    1           1           2           2
     Credit card                                          3           2           5           4
     Consumer--direct                                     2           2           4           4
     Consumer--indirect                                   8           8          18          14
------------------------------------------------------------------------------------------------
          Total consumer loans                           14          13          29          24
------------------------------------------------------------------------------------------------
                                                         23          23          46          45
------------------------------------------------------------------------------------------------
Net loans charged off                                   (72)        (65)       (149)       (132)
Provision for loan losses                                72          75         149         142
------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period            $ 900       $ 880       $ 900       $ 880
                                                      =====       =====       =====       =====
------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                   .51%        .52%        .54%        .54%
Allowance for loan losses to period end loans          1.56        1.70        1.56        1.70
Allowance for loan losses to nonperforming loans     240.64      236.56      240.64      236.56
------------------------------------------------------------------------------------------------


The Allowance at June 30, 1998, was $900 million, or 1.56% of loans, compared with $880 million, or 1.70% of loans, at June 30, 1997. Included in the 1998 and 1997 Allowance was $23 million and $28 million, respectively, which was specifically allocated for impaired loans. For a further discussion of impaired loans see Note 6, Impaired Loans and Other Nonperforming Assets, on page 12. At June 30, 1998, the Allowance was 240.64% of nonperforming loans, compared with 236.22% at December 31, 1997, and 236.56% at June 30, 1997. There have been no significant changes in the allocation of the Allowance since year end.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $417 million at June 30, 1998, and represented .72% of loans, OREO and other nonperforming assets compared with $431 million, or .81%, at year end 1997 and $433 million, or .84%, at June 30, 1997. The level of nonperforming assets has remained consistent over the past six quarters, ranging from a high of $433 million at June 30, 1997, to a low of $411 million at September 30, 1997.

          FIGURE 18 SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                  June 30,  December 31,   June 30,
dollars in millions                                 1998        1997        1997
-----------------------------------------------------------------------------------
Commercial, financial and agricultural             $ 139       $ 162       $ 160
Real estate--commercial mortgage                      93          88          82
Real estate--construction                             18          21           9
Commercial lease financing                            20           5          13
Real estate--residential mortgage                     63          58          59
Consumer                                              41          47          49
-----------------------------------------------------------------------------------
      Total nonperforming loans(1)                   374         381         372
OREO                                                  62          66          68
Allowance for OREO losses                            (23)        (21)         (9)
-----------------------------------------------------------------------------------
      OREO, net of allowance                          39          45          59
Other nonperforming assets                             4           5           2
-----------------------------------------------------------------------------------
      Total nonperforming assets                   $ 417       $ 431       $ 433
                                                   =====       =====       =====
-----------------------------------------------------------------------------------
Accruing loans past due 90 days or more            $ 156       $ 132       $ 128
-----------------------------------------------------------------------------------
Nonperforming loans to period end loans              .65%        .71%        .72%
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets            .72         .81         .84
-----------------------------------------------------------------------------------

1 Includes impaired loans of $200 million, $196 million and $188 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.



DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the second quarter of 1998, these deposits averaged $36.8 billion and represented 56% of Key's funds supporting earning assets, compared with $39.2 billion and 65%, respectively, during the second quarter of 1997. Over the past year the decrease in core deposits was due primarily to declines in the levels of savings deposits, NOW accounts and time deposits. This resulted primarily from the sale of KeyBank Wyoming in July 1997 and the divestiture of 122 other branch offices since June 30, 1997. The divested branches (including KeyBank Wyoming) had deposits of approximately $3.0 billion. Also contributing to both the decrease and change in the mix of core deposits were investment alternatives pursued by customers in response to the continued strength of the stock and bond markets. The increase in money market deposit accounts over the past three quarters reflects these customer preferences as well as actions taken by management to reprice such deposits.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $19.1 billion during the second quarter of 1998, up $2.6 billion, or 16%, from the comparable prior year period. As illustrated in Figure 4, the increase was attributable to higher levels of short-term borrowings and large certificates of deposit which rose by $3.7 billion and $161 million, respectively. Purchased funds have been more heavily relied upon to offset declines in the volume of core deposits and to fund earning asset growth. This trend is expected to continue during the second half of 1998 due in large part to the impact of planned bank and branch divestitures which were completed in the second quarter.

FIGURE 19 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

June 30, 1998                    DOMESTIC       FOREIGN
in millions                       OFFICES       OFFICES      TOTAL
----------------------------------------------------------------------
Time remaining to maturity:
  Three months or less            $1,632        $1,565       $3,197
  Over three through six months      652           --           652
  Over six through twelve months     555           --           555
  Over twelve months                 453           --           453
----------------------------------------------------------------------
    Total                         $3,292        $1,565       $4,857
                                  ======        ======       ======
----------------------------------------------------------------------



LIQUIDITY
Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. The affiliate banks maintain liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of their loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by 962 full-service KeyCenters in 13 states. The affiliate banks monitor deposit flows and evaluate alternate pricing structures with respect to their deposit base. This process is supported by Key's Funds & Investment Management Group, which monitors the overall mix of funding sources in conjunction with the affiliate banks' deposit pricing and in response to the structure of the earning assets portfolio. In addition, the affiliate banks have access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve system for short-term liquidity requirements should the need arise. One of the affiliate banks, KeyBank USA, has a line of credit with the Federal Reserve, which provides for overnight borrowings of up to $982 million and is secured by $1.4 billion of KeyBank USA's credit card receivables at June 30, 1998. There were no borrowings outstanding under this line of credit as of June 30, 1998.

During the first six months of 1998, Key's affiliate banks raised $6.2 billion under Key's Bank Note Program, which provides for the issuance of up to $13 billion ($12 billion by KeyBank N.A. and $1 billion by KeyBank USA). Of the notes issued during the first half of 1998, $2.6 billion have original maturities in excess of one year and are included in long-term debt, while $3.6 billion have original maturities of one year or less and are included in short-term borrowings. At June 30, 1998, the program had an unused capacity of $6.1 billion.

Under Key's Euronote Program, the parent company, KeyBank N.A. and KeyBank USA may issue both long- and short-term debt of up to $5 billion in the aggregate. The notes will be offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There was $1.4 billion of borrowings outstanding under this facility as of June 30, 1998, $524 million of which was issued during the first six months of this year.

The parent company has a commercial paper program and a four-year revolving credit agreement; both facilities provide funding availability of $500 million. The proceeds from the commercial paper program may be used for general corporate purposes and have been used to fund certain non-prime automobile lending activities in conjunction with securitizations. There were no borrowings outstanding under either of these facilities as of June 30, 1998.

The parent company also has a universal shelf registration statement on file with the SEC, which provides for the possible issuance of up to $1.3 billion of debt and equity securities. At June 30, 1998, unused capacity under the shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. The parent company has ready access to the capital markets as a result of its favorable debt ratings which, at June 30, 1998, were as follows:


                                    Senior            Subordinated
             Commercial            Long-Term            Long-Term
               Paper                 Debt                 Debt
         -------------------  -------------------- --------------------

Duff &            D-1                 A+                    A
Phelps
Standard &        A-2                 A-                    BBB+
Poor's
Moody's           P-1                 A1                    A2

Further information pertaining to Key's sources and uses of cash for the six-month periods ended June 30, 1998 and 1997, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at June 30, 1998, was $5.5 billion, up $344 million, or 7%, from the December 31, 1997, balance and $711 million, or 15%, from the end of the second quarter of last year. The increase from the end of the prior year and from the year-ago quarter was due primarily to retained net income, offset in part by dividends paid to shareholders. Also contributing to the increase in each of these periods were net unrealized gains on securities available for sale and net reductions in the level of treasury stock. Other factors contributing to the change in shareholders' equity during the first six months of 1998 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

In January 1998, the Board of Directors approved a share repurchase program which authorized the repurchase from that date of up to 5,000,000 Common Shares (10,000,000 shares on a post-split basis), with no expiration date for the authority. Under the program, shares may be repurchased from time to time in the open market or through negotiated transactions. No shares were repurchased under this program during the first half of 1998. Under a separate authorization, Key plans on repurchasing up to half of the estimated 17.7 million shares to be issued in the acquisition of McDonald. During the second quarter of 1998, Key repurchased 100,000 shares at an average of $35.06 per share under this separate authorization. The 51,536,469 Treasury Shares at June 30, 1998, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes. During the first half of 1998, Key reissued 2,388,481 Treasury Shares for employee benefit and dividend reinvestment plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 8.28% at June 30, 1998, compared with 7.71% at December 31, 1997, and 7.63% at June 30, 1997. Excluding certain capital securities receiving Tier 1 treatment, these ratios are 7.29%, 7.03% and 6.91%, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier 1 and total risk-adjusted capital ratios at June 30, 1998, were 7.15% and 11.86%, respectively. These compare favorably with the minimum requirements of 4.0% for Tier 1 and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At June 30, 1998, Key's leverage ratio was 7.04%, substantially higher than the minimum requirement. Figure 20 presents the details of Key's regulatory capital position at June 30, 1998, December 31, 1997, and June 30, 1997.

             FIGURE 20. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                   June 30,    December 31,      June 30,
dollars in millions                                   1998            1997          1997
--------------------------------------------------------------------------------------------
Tier 1 capital
     Common shareholders' equity(1)                $  5,497       $  5,170       $  4,850
     Qualifying capital securities                      747            500            500
     Less:  Goodwill                                 (1,028)        (1,071)          (795)
            Other intangible assets(2)                  (79)           (95)          (108)
--------------------------------------------------------------------------------------------
          Total Tier 1 capital                        5,137          4,504          4,447
--------------------------------------------------------------------------------------------
Tier 2 capital
     Allowance for loan losses(3)                       898            847            779
     Qualifying long-term debt                        2,487          1,982          2,032
--------------------------------------------------------------------------------------------
          Total Tier 2 capital                        3,385          2,829          2,811
--------------------------------------------------------------------------------------------
          Total capital                            $  8,522       $  7,333       $  7,258
                                                   ========       ========       ========
Risk-adjusted assets
     Risk-adjusted assets on balance sheet         $ 60,533       $ 58,412       $ 55,304
     Risk-adjusted off-balance sheet exposure        12,267         10,501          7,949
     Less:  Goodwill                                 (1,028)        (1,071)          (795)
            Other intangible assets(2)                  (79)           (95)          (108)
     Plus: Market risk-equivalent assets                171             --             --
--------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                 71,864         67,747         62,350
     Less:  Excess allowance for loan losses(3)          (2)           (53)          (101)
--------------------------------------------------------------------------------------------
          Net risk-adjusted assets                 $ 71,862       $ 67,694       $ 62,249
                                                   ========       ========       ========
Average quarterly total assets                     $ 74,066       $ 71,490       $ 67,778
                                                   ========       ========       ========
Capital ratios
     Tier 1 risk-adjusted capital ratio                7.15%          6.65%          7.14%
     Total risk-adjusted capital ratio                11.86          10.83          11.66
     Leverage ratio(4)                                 7.04           6.40           6.65
--------------------------------------------------------------------------------------------


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

4. Tier 1 capital as a percentage of average quarterly assets, less goodwill and other non-qualifying intangible assets as defined in 2 above.

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." All of Key's affiliate banks qualify as "well capitalized" at June 30, 1998, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier 1 capital and leverage ratios, respectively. Although these provisions are not directly applicable to Key under existing laws and regulations, based upon its ratios Key would also qualify as "well capitalized" at June 30, 1998. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

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


PART      OTHER INFORMATION
II.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the 1998 Annual Meeting of Shareholders of KeyCorp held on May 7, 1998, six directors were elected for three-year terms expiring in 2001, and shareholders adopted resolutions to: (a) amend the Articles of Incorporation of KeyCorp to increase the authorized number of common shares from 900,000,000 to 1,400,000,000 shares, and to modify the description of KeyCorp's Preferred Stock, and (b) to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 1998. Shareholders defeated a shareholder proposal requesting necessary steps to cause annual election of all directors. Director nominees for terms expiring in 2001 were: Cecil D. Andrus, Thomas A. Commes, Stephen R. Hardis, Douglas J. McGregor, Henry L. Meyer III, and Peter G. Ten Eyck, II. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were:
          William G. Bares, Albert C. Bersticker, Dr. Carol A. Cartwright, Kenneth M. Curtis, John C. Dimmer, Robert W. Gillespie, Henry S. Hemingway, Charles R. Hogan, Steven A. Minter, M. Thomas Moore, Richard W. Pogue, Ronald B. Stafford, and Dennis W. Sullivan.

          The vote on each issue was as follows:

                                                            For            Against          Abstain
                                                       -------------- -----------------------------------
          Election of Directors:
            Cecil D. Andrus                            369,969,652           *          4,762,339
            Thomas A. Commes                           345,301,489           *         29,430,502
            Stephen R. Hardis                          370,498,664           *          4,233,387
            Douglas J. McGregor                        370,691,929           *          4,040,062
            Henry L. Meyer III                         370,506,392           *          4,225,599
            Peter G. Ten Eyck, II                      370,471,795           *          4,260,196

          Resolution amending KeyCorp Articles
          of Incorporation to increase the authorized
          number of common shares and to modify
          the description of Preferred Stock           334,003,177         38,770,433   1,958,198

          Ratification of Ernst & Young as
          independent auditors of KeyCorp              370,870,612          2,626,212   1,234,981

          Shareholder proposal requesting
          necessary steps to cause
          annual election of all Directors             124,837,512        202,783,235   6,905,853

* Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits

          (10) KeyCorp Amended and Restated 1991 Equity Compensation Plan amended as of May 6, 1998

          (15)  Acknowledgment Letter of Independent Auditors

          (27)  Financial Data Schedule (filed electronically only)

      (b) Reports on Form 8-K

          April 17, 1998 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on April 16, 1998, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 1998.

          June 15, 1998 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on June 15, 1998, the Registrant issued a press release announcing that it signed a definitive agreement to acquire McDonald, a full-service investment banking and securities brokerage company headquartered in Cleveland, Ohio. Simultaneously, McDonald issued to KeyCorp an option which under certain circumstances would permit KeyCorp to purchase up to 19.9% of the outstanding shares of McDonald at $30.8125 per share.

          No other reports on Form 8-K were filed during the three-month period ended June 30, 1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       KEYCORP
                                        ---------------------------------------
                                                     (Registrant)


Date:  August 13, 1998                  /s/     Lee Irving
                                        ---------------------------------------
                                        By:   Lee Irving
                                              Executive Vice President
                                              and Chief Accounting Officer