Form 10-Q
period 1998-09-30
KEYCORP /NEW/
filed 1998-11-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                [KEYCORP LOGO]
                                   KEYCORP
             ------------------------------------------------------
                  (Exact name of registrant as specified in its
                                    charter)

            Ohio                                              34-6542451
----------------------------------                     -------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    127 Public Square, Cleveland, Ohio                          44114-1306
--------------------------------------------         ---------------------------
 (Address of principal executive offices)                      (Zip Code)

                                 (216) 689-6300
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each           455,195,065 Shares
-------------------------------------------  ----------------------------------
             (Title of class)                  (Outstanding at October 31, 1998)

                    The number of pages of this report is 50.

                                     KEYCORP

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                                     Page Number
          --------------------                                                     -----------
          Consolidated Balance Sheets --
             September 30, 1998, December 31, 1997 and September 30, 1997               3

          Consolidated Statements of Income --
             Three months and nine months ended September 30, 1998 and 1997             4

          Consolidated Statements of Changes in Shareholders' Equity --
             Nine months ended September 30, 1998 and 1997                              5

          Consolidated Statements of Cash Flow --
             Nine months ended September 30, 1998 and 1997                              6

          Notes to Consolidated Financial Statements                                    7

          Independent Accountants' Review Report                                        20

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             And Results of Operations                                                  21
             -------------------------



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                             48
          -----------------

Item 5.   Other Information                                                             48
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                              48
          --------------------------------

          Signature                                                                     49


PART I.  FINANCIAL INFORMATION
                                                        KEYCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                              September 30,     December 31,    September 30,
dollars in millions                                                                   1998            1997             1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                       (Unaudited)
ASSETS
Cash and due from banks                                                           $  2,750         $  3,651         $  2,940
Short-term investments                                                               2,212            1,928            1,217
Securities available for sale                                                        5,928            7,708            7,563
Investment securities (fair value: $1,015, $1,262 and $1,378)                          984            1,230            1,344
Loans, net of unearned income of $1,404, $1,197 and $1,076                          59,444           53,380           53,676
            Less: Allowance for loan losses                                            900              900              900
------------------------------------------------------------------------------------------------------------------------------
            Net loans                                                               58,544           52,480           52,776
Premises and equipment                                                                 876              985              993
Goodwill                                                                             1,038            1,071            1,095
Other intangible assets                                                                 83              105              112
Corporate owned life insurance                                                       1,974            1,895            1,583
Other assets                                                                         3,302            2,646            2,454
------------------------------------------------------------------------------------------------------------------------------
            Total assets                                                          $ 77,691         $ 73,699         $ 72,077
                                                                                  ========         ========         ========

LIABILITIES
Deposits in domestic offices:
      Noninterest-bearing                                                         $  8,732         $  9,368         $  8,965
      Interest-bearing                                                              31,841           32,005           32,733
Deposits in foreign offices--interest-bearing                                        2,024            3,700            2,172
------------------------------------------------------------------------------------------------------------------------------
            Total deposits                                                          42,597           45,073           43,870
Federal funds purchased and securities sold under repurchase agreements              6,652            6,979            6,662
Bank notes and other short-term borrowings                                           7,576            5,967            6,053
Other liabilities                                                                    2,963            2,303            2,099
Long-term debt                                                                      11,353            7,446            7,567
------------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                       71,141           67,768           66,251

Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of
      the Corporation (See Note 8)                                                     997              750              750

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                --               --               --
Common Shares, $1 par value; authorized 1,400,000,000 shares;
      issued 491,888,780, 491,888,780 and 245,944,390 shares                           492              492              246
Capital surplus                                                                      1,283            1,283            1,531
Retained earnings                                                                    5,038            4,611            4,456
Loans to ESOP trustee                                                                  (34)             (42)             (42)
Treasury stock, at cost (55,796,496, 53,824,950 and 26,278,189 shares)              (1,267)          (1,174)          (1,122)
Accumulated other comprehensive income                                                  41               11                7
------------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                               5,553            5,181            5,076
------------------------------------------------------------------------------------------------------------------------------
            Total liabilities, capital securities and shareholders' equity        $ 77,691         $ 73,699         $ 72,077
                                                                                  ========         ========         ========

------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------   -------------------------------
dollars in millions, except per share amounts                 1998           1997            1998           1997
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                      $  1,274        $  1,191        $  3,657        $  3,417
Taxable investment securities                                     2               3               9               9
Tax-exempt investment securities                                 11              15              36              51
Securities available for sale                                   104             127             350             397
Short-term investments                                           24              11              62              23
------------------------------------------------------------------------------------------------------------------------
     Total interest income                                    1,415           1,347           4,114           3,897

INTEREST EXPENSE
Deposits                                                        339             370           1,032           1,101
Federal funds purchased and securities
     sold under repurchase agreements                            99              91             281             263
Bank notes and other short-term borrowings                      108              73             320             194
Long-term debt                                                  169             109             437             250
------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                     715             643           2,070           1,808
------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                             700             704           2,044           2,089
Provision for loan losses                                        71             102             220             244
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             629             602           1,824           1,845

NONINTEREST INCOME
Service charges on deposit accounts                              77              77             230             222
Trust and asset management income                                82              66             239             194
Investment banking and capital markets income                    62              38             159              77
Credit card fees                                                 18              25              50              73
Insurance and brokerage income                                   22              22              68              64
Corporate owned life insurance income                            25              20              72              60
Loan securitization income                                       14              15              32              19
Net securities gains                                             --              --               4              --
Gains from sales of branches/subsidiaries                        --              79              62              89
Other income                                                     92              51             212             142
------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                   392             393           1,128             940

NONINTEREST EXPENSE
Personnel                                                       317             299             913             872
Net occupancy                                                    58              54             170             164
Equipment                                                        46              44             134             131
Amortization of intangibles                                      22              23              67              65
Marketing                                                        25              22              81              65
Professional fees                                                14              10              46              34
Other expense                                                   165             196             452             474
------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                  647             648           1,863           1,805

INCOME BEFORE INCOME TAXES                                      374             347           1,089             980
Income taxes                                                    122             111             353             309
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $    252        $    236        $    736        $    671
                                                           ========        ========        ========        ========
Per Common Share:
     Net income                                            $    .57        $    .54        $   1.68        $   1.53
     Net income - assuming dilution                             .57             .53            1.65            1.51
Weighted average Common Shares outstanding (000)            438,856         436,214         439,180         439,140
Weighted average Common Shares and potential Common
     Shares outstanding (000)                               443,750         442,050         445,047         444,340

------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                             LOANS TO      TREASURY
                                                                  COMMON        CAPITAL       RETAINED           ESOP         STOCK
dollars in millions, except per share amounts                     SHARES        SURPLUS       EARNINGS        TRUSTEE       AT COST
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                        $246         $1,484         $4,060          $(49)     $    (854)
Net income                                                                                         671
Other comprehensive income:
       Adjustment related to change in accounting for
           transfers of financial assets, net of deferred
           tax benefit of $(25)
       Net unrealized gains on securities available
           for sale, net of income taxes of $32(1)
       Foreign currency translation adjustments

                  Total comprehensive income

Cash dividends on Common Shares ($.63 per share)                                                 (275)
Issuance of Common Shares:
       Acquisition - 3,336,118 shares                                                56                                         143
       Employee benefit and dividend reinvestment
       plans - 1,856,064 net shares                                                  (9)                                         82
Repurchase of Common Shares - 8,980,018 shares                                                                                 (493)
Loan payment from ESOP Trustee                                                                                     7
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                                       $246         $1,531         $4,456          $(42)       $(1,122)
                                                                    =====        ======         ======          =====      ========

------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                                        $492         $1,283         $4,611          $(42)       $(1,174)
Net income                                                                                         736
Other comprehensive income:
       Net unrealized gains on securities available
          for sale, net of income taxes of $16(1)

                  Total comprehensive income

Cash dividends on Common Shares ($.705 per share)                                                (309)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans - 2,757,854 net
       shares                                                                                                                    60
Repurchase of Common Shares - 4,729,400 shares                                                                                 (153)
ESOP transactions                                                                                                  8
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                                      $492         $1,283         $5,038           $(34)       $(1,267)
                                                                   =====        =======        =======          =====       =======

------------------------------------------------------------------------------------------------------------------------------------

                                                                         ACCUMULATED
                                                                               OTHER
                                                                       COMPREHENSIVE          COMPREHENSIVE
dollars in millions, except per share amounts                                 INCOME             INCOME (2)
------------------------------------------------------------------------------------          -------------
BALANCE AT DECEMBER 31, 1996                                                  $  (6)
Net income                                                                                            $671
Other comprehensive income:
       Adjustment related to change in accounting for
           transfers of financial assets, net of deferred
           tax benefit of $(25)                                                 (43)                   (43)
       Net unrealized gains on securities available
           for sale, net of income taxes of $32(1)                               57                     57
       Foreign currency translation adjustments                                  (1)                    (1)
                                                                                         -----------------
                  Total comprehensive income                                                          $684
                                                                                                      ====
Cash dividends on Common Shares ($.63 per share)
Issuance of Common Shares:
       Acquisition - 3,336,118 shares
       Employee benefit and dividend reinvestment
       plans - 1,856,064 net shares
Repurchase of Common Shares - 8,980,018 shares
Loan payment from ESOP Trustee
-----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                                                 $   7
                                                                              =====

-----------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                                                  $  11
Net income                                                                                            $736
Other comprehensive income:
       Net unrealized gains on securities available
          for sale, net of income taxes of $16(1)                                30                     30
                                                                                         -----------------
                  Total comprehensive income                                                          $766
                                                                                                      ====
Cash dividends on Common Shares ($.705 per share)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans - 2,757,854 net
       shares
Repurchase of Common Shares - 4,729,400 shares
ESOP transactions
-----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                                                 $  41
                                                                              =====

-----------------------------------------------------------------------------------

1  Net of reclassification adjustments.

2 For the three months ended September 30, 1998 and 1997, comprehensive income was $265 million and $279 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
in millions                                                                                1998            1997
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $   736         $   671
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                220             244
    Depreciation expense                                                                     117             115
    Amortization of intangibles                                                               67              65
    Net gains from sales of branches/subsidiaries                                            (62)            (89)
    Net securities gain                                                                       (4)             --
    Deferred income taxes                                                                    241              40
    Net decrease in mortgage loans held for sales                                             70             132
    Net increase in trading account assets                                                   (64)           (530)
    Decrease in accrued restructuring charge                                                 (23)            (62)
    Other operating activities, net                                                         (308)           (494)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    990              92
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                     (6,554)         (5,281)
Purchases of loans                                                                          (859)             --
Loans sold                                                                                   911           1,219
Purchases of investment securities                                                           (83)           (387)
Proceeds from sales of investment securities                                                  44              10
Proceeds from prepayments and maturities of investment securities                            310             597
Purchases of securities available for sale                                                  (123)         (1,535)
Proceeds from sales of securities available for sale                                          62             180
Proceeds from prepayments and maturities of securities available for sale                  1,869           1,620
Net increase in other short-term investments                                                (219)           (162)
Purchases of premises and equipment                                                          (55)           (169)
Proceeds from sales of premises and equipment                                                 27             125
Proceeds from sales of other real estate owned                                                 8              25
Net cash paid for sales of branches/subsidiaries                                            (433)           (241)
-----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (5,095)         (3,999)
FINANCING ACTIVITIES
Net decrease in deposits                                                                  (1,818)           (118)
Net increase in short-term borrowings                                                      1,284           1,800
Net proceeds from issuance of long-term debt                                               4,520           3,231
Payments on long-term debt                                                                  (614)         (1,072)
Proceeds from the issuance of capital securities                                             247             250
Loan payment received from ESOP trustee                                                        8               7
Purchases of treasury shares                                                                (153)           (493)
Proceeds from issuance of common stock pursuant to employee
    benefit and dividend reinvestment plans                                                   39              73
Cash dividends                                                                              (309)           (275)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  3,204           3,403
-----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                     (901)           (504)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             3,651           3,444
-----------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                 $ 2,750         $ 2,940
                                                                                         =======         =======

-----------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                        $ 1,965         $ 1,754
    Income taxes paid                                                                         84             183
    Net amount received on portfolio swaps                                                    22              49
Noncash items:
    Assets sold                                                                          $   165         $ 1,104
    Liabilities sold                                                                         660           1,434
    Transfer of other assets to securities available for sale                                 --             280

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

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 1998
As of January 1, 1998, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The new statement requires that Key's unrealized gains or losses on securities available for sale, which prior to adoption were reported as a separate component of shareholders' equity, and Key's foreign currency translation adjustments be included in other comprehensive income. Since SFAS No. 130 requires only the disclosure and presentation in a prescribed format of information customarily presented elsewhere in the financial statements, it had no impact on Key's financial condition or results of operations. Prior year financial statements have been reclassified to conform with the new requirements. Comprehensive income is presented in the Consolidated Statements of Changes in Shareholders' Equity on page 5.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION
In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 134 requires an entity engaged in mortgage banking activities to classify mortgage-backed securities or other retained interests resulting from a mortgage loan securitization based on its ability and intent to sell or hold those assets. The statement conforms the accounting for securities and uncertificated interests retained after the securitization of mortgage loans with the accounting for securities and uncertificated interests retained after the securitization of other types of assets by a non-mortgage banking enterprise. To date, Key has retained only uncertificated interests resulting from mortgage loan securitizations. These retained interests are classified as either available for sale or trading depending on management's ability and intent. While SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998, Key is currently in compliance with the standard.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively "derivatives") and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of all derivatives qualifying as hedges will be recognized currently in earnings or comprehensive income. Depending on the nature of the hedge, and the extent to which it is effective, the changes in fair value will be either offset against the change in fair value of the hedged item (which also is recognized in earnings); or recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is deemed ineffective and all changes in the fair value of derivatives not designated as hedges will be recognized immediately in earnings. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application permitted . Key will adopt the provisions of SFAS No. 133 as of January 1, 2000. Key is currently reviewing SFAS No. 133 to determine the extent to which the statement will alter its use of certain derivatives in the future and the impact on its financial condition and results of operations.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for such costs, including the characteristics to be considered in defining internal-use software and the circumstances under which related costs should be expensed or capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier adoption encouraged on a prospective basis; restatement of financial statements for earlier periods is not permitted. Key will adopt the provisions of SOP 98-1 as of January 1, 1999. The provisions of SOP 98-1 are substantially consistent with Key's current accounting practices as disclosed in Note 1, Summary of Significant Accounting Policies, of Key's 1997 Annual Report to Shareholders. As indicated in that note, internally developed software that is considered impaired is written down to its fair value. Key considers potential impairment of its internally developed software informally on a continuous basis, and a formal impairment review of the entire internally developed software portfolio is conducted at least annually, generally in the fourth quarter. The effect of prospective adoption is not expected to have a material impact on Key's financial condition or results of operations.

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

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per Common Share is as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------  -------------------------------
dollars in millions, except per share amounts                 1998            1997            1998            1997
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $    252        $    236        $    736        $    671
                                                            ========        ========        ========        ========

---------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average Common Shares outstanding (000)         438,856         436,214         439,180         439,140
    Potential Common Shares outstanding (000)(1)               4,894           5,836           5,867           5,200

---------------------------------------------------------------------------------------------------------------------
    Weighted average Common Shares and potential
        Common Shares outstanding (000)                      443,750         442,050         445,047         444,340
                                                            ========        ========        ========        ========

---------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per Common Share                              $    .57        $    .54        $   1.68        $   1.53
   Net income per Common Share - assuming dilution               .57             .53            1.65            1.51

---------------------------------------------------------------------------------------------------------------------

1  Dilutive common stock options.



                    3. MERGERS, ACQUISITIONS AND DIVESTITURES

COMPLETED MERGERS AND ACQUISITIONS
Business combinations completed by Key during 1997 (both of which were accounted for as purchases) are summarized below. There were no such transactions during the nine-month period ended September 30, 1998.



                                                                                                                Common
dollars in millions                            Location             Date              Assets             Shares Issued
-------------------------------------------------------------------------------------------------------------------------
Champion Mortgage Co., Inc.                  New Jersey          August 1997          $   317            3,336,118 (1)

Leasetec Corporation                          Colorado            July  1997            1,080             See note (2)
-------------------------------------------------------------------------------------------------------------------------

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

LEASETEC CORPORATION
On July 1, 1997, Key acquired an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), an equipment leasing company headquartered in Boulder, Colorado, with operations in the United States and overseas. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of approximately $126 million, which is being amortized using the straight-line method over a period of 25 years. On June 26, 1998, Key acquired the remaining 20% interest in Leasetec. This resulted in additional goodwill of approximately $26 million, which is being amortized over the remainder of the 25-year period which began July 1, 1997.

COMPLETED DIVESTITURES

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold a 51% interest in Key Merchant Services, LLC ("Key Merchant"), a wholly owned subsidiary formed to provide merchant credit card processing services to businesses, to NOVA Information Systems, Inc. ("NOVA"). A $23 million gain ($14 million after tax) was recognized at the time of closing. Under the terms of the agreement with NOVA, Key is entitled to receive additional consideration if certain revenue-related performance targets are met. In accordance with a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

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

BRANCH DIVESTITURES
On November 26, 1996, Key announced its intention to divest approximately 140 branch offices of its subsidiary banks (including the 28 branches associated with the sale of KeyBank Wyoming). Ultimately, 150 branch offices were sold in this divestiture program. During the first six months of 1998, 46 such branches with deposits of approximately $658 million were sold, resulting in aggregate gains of $39 million ($22 million after tax) which were recorded in gains from sales of branches/subsidiaries on the income statement. During the last three quarters of 1997, excluding the KeyBank Wyoming transaction, 76 such branches with deposits of approximately $1.3 billion were sold, resulting in aggregate gains of $98 million ($62 million after tax) which were recorded in gains from sales of branches/subsidiaries on the income statement.

TRANSACTION PENDING AT SEPTEMBER 30, 1998

MCDONALD & COMPANY INVESTMENTS, INC.
On October 23, 1998, Key acquired McDonald & Company Investments, Inc. ("McDonald"), a full-service investment banking and securities brokerage company headquartered in Cleveland, Ohio, with assets of approximately $776 million at the time of the transaction. Under the terms of the agreement, 19,337,617 Common Shares, with a value of approximately $581 million, were exchanged for all of the outstanding shares of McDonald common stock in a transaction structured as a tax-free exchange and accounted for as a purchase. In connection with the transaction, Key recorded approximately $420 million of goodwill, which is being amortized using the straight line method over a period of 25 years. In addition, Key established a retention program under which stock options for approximately
3.3 million Key Common Shares may be granted, and approximately $30 million in cash may be paid, to certain McDonald employees over a three-year period.

                                  4. SECURITIES

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value ($599 million, $535 million and $567 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively) and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on such assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and, as such, are reported at fair value, with unrealized gains and losses, net of income taxes, reported in shareholders' equity as a component of accumulated other comprehensive income. Gains and losses from sales of securities available for sale are computed using the specific identification method and included in net securities gains (losses) on the income statement.

The amortized cost, unrealized gains and losses and approximate fair value of securities were as follows:



                                                                           SEPTEMBER 30, 1998
                                                  ------------------------------------------------------------------
                                                                           GROSS            GROSS
                                                     AMORTIZED        UNREALIZED       UNREALIZED              FAIR
in millions                                               COST             GAINS           LOSSES             VALUE
--------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations            $  138            $    2                --            $  140
    States and political subdivisions                       75                 2                --                77
    Collateralized mortgage obligations                  2,743                32            $    1             2,774
    Other mortgage-backed securities                     2,390                47                 4             2,433
    Retained interests in securitizations                  421                --                19               402
    Other securities                                        93                 9                --               102
--------------------------------------------------------------------------------------------------------------------
        Total securities available for sale             $5,860            $   92            $   24            $5,928
                                                        ======            ======            ======            ======
INVESTMENT SECURITIES
    States and political subdivisions                   $  709            $   31                --            $  740
    Other securities                                       275                --                --               275
--------------------------------------------------------------------------------------------------------------------
        Total investment securities                     $  984            $   31                --            $1,015
                                                        ======            ======            ======            ======
====================================================================================================================

                                                                           DECEMBER 31, 1997
                                                  ------------------------------------------------------------------
                                                                           GROSS            GROSS
                                                     AMORTIZED        UNREALIZED       UNREALIZED              FAIR
in millions                                               COST             GAINS           LOSSES             VALUE
--------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations            $  202            $    2                --            $  204
    States and political subdivisions                       52                --                --                52
    Collateralized mortgage obligations                  4,045                 9            $    3             4,051
    Other mortgage-backed securities                     2,908                53                10             2,951
    Retained interests in securitizations                  418                --                44               374
    Other securities                                        75                 1                --                76
--------------------------------------------------------------------------------------------------------------------
        Total securities available for sale             $7,700            $   65            $   57            $7,708
                                                        ======            ======            ======            ======
INVESTMENT SECURITIES
    States and political subdivisions                   $  973            $   32                --            $1,005
    Other securities                                       257                --                --               257
--------------------------------------------------------------------------------------------------------------------
        Total investment securities                     $1,230            $   32                --            $1,262
                                                        ======            ======            ======            ======

--------------------------------------------------------------------------------------------------------------------

                                                                            SEPTEMBER 30, 1997
                                                   ------------------------------------------------------------------
                                                                           GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED              FAIR
in millions                                               COST             GAINS            LOSSES             VALUE
---------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations            $  572            $    2                --            $  574
    States and political subdivisions                       50                --                --                50
    Collateralized mortgage obligations                  3,376                14            $    8             3,382
    Other mortgage-backed securities                     3,130                52                17             3,165
    Retained interests in securitizations                  348                --                33               315
    Other securities                                        75                 2                --                77
---------------------------------------------------------------------------------------------------------------------
        Total securities available for sale             $7,551            $   70            $   58            $7,563
                                                        ======            ======            ======            ======
INVESTMENT SECURITIES
    States and political subdivisions                   $1,105            $   34                --            $1,139
    Other securities                                       239                --                --               239
---------------------------------------------------------------------------------------------------------------------
        Total investment securities                     $1,344            $   34                --            $1,378
                                                        ======            ======            ======            ======
---------------------------------------------------------------------------------------------------------------------

                                    5. LOANS

Loans, net of unearned income, are summarized as follows:

                                             SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
in millions                                          1998               1997               1997
------------------------------------------------------------------------------------------------
Commercial, financial and agricultural            $16,352            $14,023            $13,797
Real estate-- commercial mortgage                   7,168              6,952              7,109
Real estate-- construction                          3,234              2,231              2,055
Commercial lease financing                          5,068              4,439              4,035
------------------------------------------------------------------------------------------------
       Total commercial loans                      31,822             27,645             26,996
Real estate-- residential mortgage                  5,223              6,204              6,154
Home equity                                         6,452              5,421              5,416
Credit card                                         1,398              1,521              1,476
Consumer--direct                                    2,073              1,739              1,848
Consumer--indirect                                  9,166              7,989              8,821
------------------------------------------------------------------------------------------------
       Total consumer loans                        24,312             22,874             23,715
Loans held for sale                                 3,310              2,861              2,965
------------------------------------------------------------------------------------------------
       Total loans                                $59,444            $53,380            $53,676
                                                  =======            =======            =======

------------------------------------------------------------------------------------------------

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain loans. Additional information pertaining to the notional amount, fair value and weighted average rate of such swaps as of September 30, 1998, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 16.

Changes in the allowance for loan losses are summarized as follows:

                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------   -------------------------------
in millions                                 1998             1997              1998              1997
-------------------------------------------------------------------------------------------------------
Balance at beginning of period             $ 900             $ 880             $ 900             $ 870
Charge-offs                                  (91)             (105)             (288)             (282)
Recoveries                                    20                20                68                65
-------------------------------------------------------------------------------------------------------
       Net charge-offs                       (71)              (85)             (220)             (217)
Provision for loan losses                     71               102               220               244
Allowance acquired, net                      ---                 3               ---                 3
-------------------------------------------------------------------------------------------------------
       Balance at end of period            $ 900             $ 900             $ 900             $ 900
                                           =====             =====             =====             =====

-------------------------------------------------------------------------------------------------------


                6. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At September 30, 1998, impaired loans totaled $193 million. Included in this amount are $105 million of impaired loans for which the specifically allocated allowance for loan losses is $41 million, and $88 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, impaired loans totaled $196 million, of which $91 million had a specifically allocated allowance of $26 million and $105 million were carried at their estimated fair value. The average investment in impaired loans for the nine-month periods ended September 30, 1998 and 1997, was $194 million and $186 million, respectively.

Nonperforming assets were as follows:

                                     SEPTEMBER 30,       DECEMBER 31,    SEPTEMBER 30,
in millions                                  1998               1997              1997
---------------------------------------------------------------------------------------
Impaired loans                               $ 193             $ 196             $ 184
Other nonaccrual loans                         167               185               180
---------------------------------------------------------------------------------------
       Total nonperforming loans               360               381               364
Other real estate owned ("OREO")                58                66                67
Allowance for OREO losses                      (19)              (21)              (22)
---------------------------------------------------------------------------------------
       OREO, net of allowance                   39                45                45
Other nonperforming assets                       3                 5                 2
---------------------------------------------------------------------------------------
       Total nonperforming assets            $ 402             $ 431             $ 411
                                             =====             =====             =====

---------------------------------------------------------------------------------------


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

                                7. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:


                                                                 SEPTEMBER 30,              DECEMBER 31,         SEPTEMBER 30,
dollars in millions                                                      1998                      1997                  1997
-------------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(1)                           $   419                   $   493               $   493
Subordinated medium-term notes due through 2005(1)                         133                       183                   183
7.50%  Subordinated notes due 2006(2)                                      250                       250                   250
6.75%  Subordinated notes due 2006(2)                                      200                       200                   200
8.125% Subordinated notes due 2002(2)                                      199                       199                   199
8.00%  Subordinated notes due 2004(2)                                      125                       125                   125
8.40%  Subordinated capital notes due 1999(3)                               75                        75                    75
8.404% Notes due through 2001                                               34                        42                    42
All other long-term debt(9)                                                 12                        14                    15
-------------------------------------------------------------------------------------------------------------------------------
          Total parent company(10)                                       1,447                     1,581                 1,582

Senior medium-term bank notes due through 2003(4)                        5,984                     3,103                 3,202
Senior euro medium-term bank notes due through 2007(5)                   1,419                       840                   780
6.50%  Subordinated remarketable securities due 2027(6)                    313                        --                    --
6.95%  Subordinated notes due 2028(6)                                      300                        --                    --
7.25%  Subordinated notes due 2005(6)                                      200                       200                   200
7.85%  Subordinated notes due 2002(6)                                      200                       200                   200
6.75%  Subordinated notes due 2003(6)                                      200                       200                   200
7.50%  Subordinated notes due 2008(6)                                      165                       165                   165
7.125% Subordinated notes due 2006(6)                                      250                       250                   250
7.55%  Subordinated notes due 2006(6)                                       75                        75                    75
7.375% Subordinated notes due 2008(6)                                       70                        70                    70
Lease financing debt due through 2003(7)                                   515                       549                   605
Federal Home Loan Bank advances due through 2028(8)                        169                       163                   164
All other long-term debt(9)                                                 46                        50                    74
-------------------------------------------------------------------------------------------------------------------------------
          Total subsidiaries(11)                                         9,906                     5,865                 5,985
-------------------------------------------------------------------------------------------------------------------------------
                  Total long-term debt                                 $11,353                    $7,446                $7,567
                                                                       =======                    ======                ======

-------------------------------------------------------------------------------------------------------------------------------


Portfolio interest rates, caps and floors are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain long-term debt. Additional information pertaining to the notional amount, fair value and weighted average rate of such financial instruments as of September 30, 1998, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 16.

1 At September 30, 1998, December 31, 1997 and September 30, 1997, the senior medium-term notes had weighted average interest rates of 6.68%, 6.64% and 6.56%, respectively, and the subordinated medium-term notes had weighted average interest rates of 7.09%, 6.90% and 6.85%, respectively. These notes had a combination of both fixed and floating interest rates.

2 The 7.50%, 6.75%, 8.125% and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.

3 The 8.40% subordinated capital notes may, at maturity, be exchanged for common stock, preferred or other eligible securities having a market value equal to the principal amount of the notes.

4 At September 30, 1998, December 31, 1997 and September 30, 1997, senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.69%, 5.51% and 5.75%, respectively. These notes had a combination of both fixed and floating interest rates.

5 At September 30, 1998, December 31, 1997 and September 30, 1997, the senior euro medium-term bank notes had weighted average interest rates of 5.76%, 5.91%, and 5.83%, respectively. These notes are obligations of KeyBank National Association ("KeyBank N.A.") and had fixed and floating interest rates based on the three-month London Interbank Offered Rate ("LIBOR"). As of September 30, 1998, the $5.0 billion Euronote Program had an unused capacity of $3.6 billion.

6 The subordinated notes are all obligations of KeyBank N.A., with the exception of the 7.55% note, which is an obligation of KeyBank USA. These notes may not be redeemed prior to their respective maturity dates.

7 At September 30, 1998, December 31, 1997 and September 30, 1997, lease financing debt had a weighted average interest rate of 7.01%, 7.12% and 7.27% , respectively, and represented primarily nonrecourse debt collateralized by lease equipment under operating, direct financing and sales type leases.

8 At September 30, 1998, long-term advances from the Federal Home Loan Bank ("FHLB") had adjustable and fixed interest rates ranging from $5.312% to 12.125%. Real estate loans and securities of $241 million, $218 million and $219 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively, collateralize FHLB advances.

9 Other long-term debt at September 30, 1998, December 31, 1997 and September 30, 1997, consisted of industrial revenue bonds, capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average interest rates of 7.56%, 8.06% and 8.33%, respectively.

10 At September 30, 1998, unused capacity under the parent company's shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes.

11 As of September 30, 1998, the Bank Note Program had an unused capacity of $2.9 billion.



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

The capital securities, common securities and related debentures are summarized as follows:


                                                                                       Interest Rate            Maturity
                                                                      Principal           of Capital          of Capital
                                    Capital        Common             Amount of       Securities and      Securities and
dollars in millions           Securities(1)    Securities         Debentures(2)        Debentures(3)          Debentures
------------------------------------------------------------------------------------------------------------------------
September 30, 1998
         Capital A                 $350             $11               $ 361                7.826%              2026
         Capital B                  150               4                 154                8.250               2026
         Capital C                  250               8                 258                6.625               2029
         Capital I                  247               8                 255                6.428               2028
------------------------------------------------------------------------------------------------------------------------
             Total                 $997             $31              $1,028                7.242%                --
                                   ====             ===              ======
------------------------------------------------------------------------------------------------------------------------
December 31, 1997                  $750             $23                $773                7.510%                --
                                   ====             ===              ======
------------------------------------------------------------------------------------------------------------------------
September 30, 1997                 $750             $23                $773                7.510%                --
                                   ====             ===              ======
------------------------------------------------------------------------------------------------------------------------

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

3 The interest rates for Capital A, Capital B and Capital C are fixed interest rates. The interest rate for Capital I is a floating interest rate equal to three-month LIBOR plus 74 basis points and is repriced quarterly. The rates shown as the total at September 30, 1998, December 31, 1997 and September 30, 1997, are weighted average rates.



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



                                                            SEPTEMBER 30,        DECEMBER 31,      SEPTEMBER 30,
in millions                                                          1998                1997               1997
-------------------------------------------------------------------------------------------------------------------
Loan commitments:
    Credit card lines                                            $  6,756            $  8,205           $  7,928
    Home equity                                                     4,291               3,977              3,924
    Commercial real estate and construction                         1,640               1,073              1,104
    Commercial and other                                           21,667              15,867             13,180
-------------------------------------------------------------------------------------------------------------------
       Total loan commitments                                      34,354              29,122             26,136

Other commitments:
    Standby letters of credit                                       1,597               1,431              1,467
    Commercial letters of credit                                      151                 109                120
    Loans sold with recourse                                           22                  27                271
-------------------------------------------------------------------------------------------------------------------
       Total loan and other commitments                           $36,124             $30,689            $27,994
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


                                                                                          SEPTEMBER 30, 1998
                                                        ----------------------------------------------------------------------
                                                                                                    WEIGHTED AVERAGE RATE
                                                           NOTIONAL     FAIR       MATURITY  ---------------------------------
dollars in millions                                         AMOUNT      VALUE       (YEARS)   RECEIVE       PAY         STRIKE
----------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
     Receive fixed/pay variable-indexed amortizing(1)     $     962     $   5          0.4      6.79 %     5.68 %         N/A
     Receive fixed/pay variable-conventional                  3,630       275          5.7      6.66       5.64           N/A
     Pay fixed/receive variable-conventional                  3,496       (87)         4.5      5.77       6.20           N/A
     Pay fixed/receive variable-forward starting                533       (15)         3.1      5.69       5.97           N/A
     Basis swaps                                              1,804        19          2.2      5.73       5.61           N/A
----------------------------------------------------------------------------------------------------------------------------------
         Total                                               10,425       197           --      6.16 %     5.84 %         --
Interest rate caps, collars and corridors:
     Caps purchased - one to three-month LIBOR  based(2)      3,545         1          1.2       N/A        N/A             5.80 %
     Collars - one to three-month LIBOR based                   350        (1)         3.4       N/A        N/A      4.75 AND 6.50
     Collar - thirty year U.S. Treasury based                   250       (26)         0.7       N/A        N/A      5.69 AND 7.88
     1% payout corridor(3)                                      200        --          1.1       N/A        N/A       6.00 TO 7.00
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                4,345       (26)          --        --         --           --
----------------------------------------------------------------------------------------------------------------------------------
         Total                                              $14,770      $171           --        --         --           --
                                                            =======      ====

----------------------------------------------------------------------------------------------------------------------------------


                                                                 DECEMBER 31, 1997
                                                          ----------------------------

                                                                 NOTIONAL       FAIR
dollars in millions                                               AMOUNT       VALUE
--------------------------------------------------------------------------------------
Interest rate swaps:
     Receive fixed/pay variable-indexed amortizing(1)            $ 3,449      $   12
     Receive fixed/pay variable-conventional                       3,626         100
     Pay fixed/receive variable-conventional                       2,990          (7)
     Pay fixed/receive variable-forward starting                      --          --
     Basis swaps                                                   1,110          (3)
--------------------------------------------------------------------------------------
         Total                                                    11,175         102
Interest rate caps, collars and corridors:
     Caps purchased - one to three-month LIBOR  based(2)           2,845          11
     Collars - one to three-month LIBOR based                        100          --
     Collar - thirty year U.S. Treasury based                        250         (15)
     1% payout corridor(3)                                           200           1
--------------------------------------------------------------------------------------
         Total                                                     3,395          (3)
--------------------------------------------------------------------------------------
         Total                                                   $14,570      $   99
                                                                 =======      ======

--------------------------------------------------------------------------------------


1 Maturity is based upon expected average lives rather than contractual terms.

2 Includes $200 million and $1.0 billion of forward-starting caps as of September 30, 1998 and December 31, 1997, respectively.

3 Payout is indexed to three-month LIBOR.

N/A = Not Applicable

Interest rate swap contracts involve the exchange of interest payments calculated based on an agreed-upon amount (notional amount) and are generally used to mitigate Key's exposure to interest rate risk on certain loans, deposits, short-term borrowings and long-term debt. Interest rate caps and floors involve the payment of a premium by the buyer to the seller for the right to receive an interest differential equal to the difference between the current interest rate and an agreed-upon interest rate ("strike rate") applied to a notional amount. Key generally purchases caps, enters into collars (a combination of simultaneously purchasing a cap and selling a floor), and enters into corridors

(a combination of simultaneously purchasing a cap at a specified strike price and selling a cap at a higher strike price) to manage the risk of adverse movements in interest rates on specified long-term debt and short-term borrowings. The notional amount associated with the execution of swaps, caps and floors is significantly greater than the amount at risk.

Credit risk on swaps, caps and floors results from the possibility that the counterparty will not meet the terms of the contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. To mitigate this risk, Key deals exclusively with counterparties with high credit ratings. With regard to its swap contracts, Key enters into bilateral collateral arrangements and generally arranges master netting agreements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on Key's total credit exposure with each counterparty and the amount of collateral required, if any, are determined. At September 30, 1998, Key had 40 different counterparties to portfolio swaps and swaps entered into to offset the risk of customer swaps. Key had aggregate credit exposure of $173 million to 14 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $56 million. As of the same date, Key's aggregate credit exposure on its interest rate caps and floors totaled $5 million. Based on management's assessment as of September 30, 1998, all counterparties were expected to meet their obligations. Portfolio swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and portfolio caps and floors increased net interest income by $2 million in the third quarter of 1998 and $12 million in the third quarter of 1997.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At September 30, 1998, Key was party to $332 million and $630 million of indexed amortizing swaps that used a LIBOR index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

Based on the weighted average rates in effect at September 30, 1998, the spread on portfolio swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 32 basis points). The aggregate fair value of $197 million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized gain that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the asset or liability. The deferred gain or loss is amortized using the straight-line method over the shorter of the projected remaining life of the related contract at its termination or the underlying asset or liability. During the first nine months of 1998, swaps with a notional amount of $568 million were terminated, resulting in a net deferred loss of $1 million. During the same period last year, swaps with a notional amount of $220 million were terminated, resulting in no deferred gain or loss. At September 30, 1998, Key had a net deferred swap gain of $13 million with a weighted average life of 4.8 years related to the management of debt and a net deferred loss of $1 million with a weighted average life of 7.4 years related to the management of loans.

In addition to interest rate swaps, caps and floors, Key uses treasury-based interest rate locks as a component of its interest rate risk management strategy. At September 30, 1998, the rate locks had a notional amount of $930 million, a weighted average maturity of less than one month and a negative fair value of ($20) million.

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

At September 30, 1998, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $656 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. Key contracts with counterparties with high credit ratings and enters into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate, foreign exchange forward and treasury-based option contracts totaled $49 million, $16 million and $3 million, respectively, for the first nine months of 1998 and $23 million, $12 million and zero, respectively, for the first nine months of 1997.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at September 30, 1998, and on average for the nine-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $17.3 billion notional amount of interest rate swaps presented in the table includes $8.1 billion of customer swaps that receive a fixed rate and pay a variable rate, $5.7 billion of customer swaps that pay a fixed rate and receive a variable rate and $3.2 billion of basis swaps. As of September 30, 1998, the customer swaps had an average expected life of 6.4 years, carried a weighted average rate received of 6.25% and had a weighted average rate paid of 6.15%. Also included in the table are a trading swap and cap, each with a notional amount of $300 million, which were executed in connection with the residual interest retained in the September 1998 securization of certain home equity loans. The trading swap pays a fixed rate and receives a variable rate. As of September 30, 1998, this swap had an expected life of 3.4 years, carried a rate received of 5.38% and had a rate paid of 5.06%.



                                                SEPTEMBER 30, 1998            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             ------------------------    -------------------------------------------
                                               NOTIONAL         FAIR                    AVERAGE             AVERAGE
in millions                                      AMOUNT        VALUE            NOTIONAL AMOUNT          FAIR VALUE
--------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
    Swap assets                                 $10,807        $ 449                     $9,086               $ 204
    Swap liabilities                              6,445         (327)                     4,576                (123)
    Caps and floors purchased                       732            3                        626                   1
    Caps and floors sold                            603           (2)                       796                  (1)
    Futures purchased                               857           23                        663                   5
    Futures sold                                 10,877          (23)                     8,840                  (7)

Foreign exchange forward contracts:
    Assets                                        1,209           46                      1,019                  29
    Liabilities                                   1,290          (40)                       969                 (27)

Treasury-based option contracts:
    Options purchased                             5,492          135                      4,248                  46
    Options sold                                  5,185         (150)                     4,180                 (51)

--------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP



We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 1998 and 1997, and the related condensed consolidated statements of income for the three- and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
October 13, 1998

                                                        KEYCORP AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION
This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto, presented on pages 3 through 19.

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economy which could materially change anticipated credit quality trends and the ability to generate loans; failure of the capital markets to function consistent with customary levels; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; unforeseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's earnings results for the third quarter of 1998 reflected strong growth in fee income, continued growth in commercial loans and strong asset quality. Noninterest income was up 25% from the year-ago third quarter, after excluding 1997 bank and branch divestiture gains totaling $79 million. This growth reflected the continuation of broad-based strength with the largest increases coming from investment banking and capital markets activities and trust and asset management. Average outstanding commercial loans rose by 18% from the 1997 third quarter and were up an annualized 21% from the second quarter of 1998. Contributing to the strength of Key's asset quality is its minimal emerging markets exposure which relates predominantly to trade finance transactions. That fact and the absence of hedge fund exposure have contributed to the stability of Key's provision for loan losses and net charge-off levels.

During the first nine months of 1998, Key continued to evolve as a bank-based financial services company by broadening the scope of products and services it offers and by continuing to reallocate its resources to businesses with higher earnings potential. During the first half of the year, these resources were made available in part through the sales of 46 full-service banking offices ("KeyCenters"), resulting in gains of $39 million. The sales marked the completion of the planned divestiture of KeyCenters announced in November 1996 in conjunction with Key's efforts to streamline operations and to manage operating expenses more effectively. In total, 150 KeyCenters were sold in this divestiture program. As a result of the decrease in core deposits associated with these divestitures, purchased funds have been more heavily relied upon to fund Key's earning asset growth.

Primary strategic actions taken during 1998 are as follows:

- During the first quarter of 1998, Key entered into a joint venture with NOVA, an Atlanta-based company which provides transaction processing and electronic payment services to merchant clients nationwide. This joint venture, in which Key retained a 49% interest in its proprietary merchant credit card processing business, enables Key to participate in the same business, but with enhanced growth prospects due to NOVA's greater presence and ability to focus on the business as a niche specialty. Key also capitalized on its 1997 acquisition of an 80% interest in Leasetec by entering into an agreement to form a joint venture with Compaq Capital Corporation to provide customized equipment leasing and financing programs to Compaq's customers in the United Kingdom, Europe and Asia.

- In the second quarter, Key acquired an $805 million marine/recreational vehicle installment loan portfolio originated through another bank's dealer distribution network. Key's marine/recreational vehicle portfolio aggregated $3.3 billion at September 30, 1998, and is the largest such portfolio held by any bank holding company in the United States.

- During the third quarter, Key increased its investment in Leasetec by purchasing the remaining 20% interest from Tokyo Leasing (U.S.A.) Inc. This action was contemplated in the original purchase completed in July 1997 and strengthens Key's presence as a provider of worldwide lease financing of information technology and telecommunications equipment.

- In October, Key completed its acquisition of McDonald, a full-service investment banking and securities brokerage company. Leveraged by Key's capabilities in technology, marketing and sales, the McDonald transaction is expected to strengthen Key's product lines which provide capital markets, investment banking and asset management expertise to business and private clients.

The preceding items are described in greater detail in the remainder of this discussion and in the notes to the consolidated interim financial statements.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters and the year-to-date periods ended September 30, 1998 and 1997. Each of the items referred to in this performance overview and in Figure 1 is more fully described in the following discussion or in the notes to the consolidated interim financial statements presented on pages 7 through 19. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

Net income for the third quarter of 1998 reached a record high of $252 million, or $.57 per Common Share, up from $236 million, or $.53 per Common Share in the third quarter of 1997. This represents an 8% increase in earnings per Common Share from the year-ago quarter. On an annualized basis, the return on average equity for the third quarter of 1998 was 18.14%, compared with 19.41% for the same period last year. The annualized returns on average total assets were 1.32% and 1.34% for the third quarters of 1998 and 1997, respectively.

The increase in earnings relative to the third quarter of 1997 resulted from strong growth in fee income and a substantial reduction in the provision for loan losses. Noninterest income rose by $78 million, or 25%, from the year-ago quarter, after excluding 1997 third quarter bank and branch divestiture gains totaling $79 million. Compared with the same period, the provision for loan losses decreased by $31 million, or 30%. These positive factors were partially offset by a $7 million decrease in taxable-equivalent net interest income, due to a 39 basis point decline in the net interest margin which more than offset a $5.1 billion, or 8%, increase in average earning assets. The level of noninterest expense was relatively unchanged from the third quarter of last year. Included in noninterest expense in the third quarter of 1998 were $5 million ($4 million in the third quarter of 1997) of Year 2000 computer information system compliance expenses and $19 million ($14 million in the third quarter of 1997) of distributions on capital securities (which more closely resemble interest payments than overhead). Noninterest expense in the year-ago quarter also included a $50 million charge recorded in connection with efforts to exit excess real estate resulting from Key's nationwide banking and related centralization efforts. Excluding the above charges, noninterest expense was up $43 million, or 7%, from the third quarter of 1997.

For the first nine months of 1998, earnings were $736 million, up 10% from $671 million for the same period last year. On a per Common Share basis, Key's 1998 year-to-date earnings were $1.65, amounting to a 9% increase from $1.51 for the first nine months of 1997. On an annualized basis, the return on average equity for the first nine months of 1998 was 18.29%, compared with 18.78% for the comparable year-ago period. The annualized returns on average total assets were 1.33% and 1.32% for the first nine months of 1998 and 1997, respectively. Affecting comparative results was a $188 million, or 20%, increase in noninterest income (achieved despite a $50 million decrease in gains from bank and branch divestitures) and a $24 million, or 10%, decline in the provision for loan losses. A $58 million increase in noninterest expense and a $52 million decrease in taxable-equivalent net interest income partially offset the positive impact of these factors. Excluding the 1997 real estate disposition charge, year-to date distributions on capital securities of $47 million in 1998 and $35 million in 1997, and Year 2000 computer information system compliance expenses of $17 million and $9 million in each respective year, noninterest expense was up $88 million, or 5%, from the first nine months of 1997.

                  FIGURE 1. SELECTED QUARTERLY FINANCIAL DATA

                                                                                                             Nine months ended
                                                               1998                           1997             September 30,
                                                 --------------------------------   --------------------- ------------------------
dollars in millions, except per share amounts      Third      Second       First      Fourth       Third        1998        1997
------------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                 $  1,415    $  1,372    $  1,327    $  1,365    $  1,347    $  4,114    $  3,897
Interest expense                                     715         692         663         660         643       2,070       1,808
Net interest income                                  700         680         664         705         704       2,044       2,089
Provision for loan losses                             71          72          77          76         102         220         244
Noninterest income                                   392         380         356         366         393       1,128         940
Noninterest expense                                  647         616         600         630         648       1,863       1,805
Income before income taxes                           374         372         343         365         347       1,089         980
Net income                                           252         249         235         248         236         736         671
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                      $    .57    $    .57    $    .53    $    .56    $    .54    $   1.68    $   1.53
Net income-assuming dilution                         .57         .56         .53         .56         .53        1.65        1.51
Cash dividends                                      .235        .235        .235         .21         .21        .705         .63
Book value at period end                           12.73       12.55       12.15       11.83       11.55       12.73       11.55
Market price:
     High                                          39.50       44.88       39.25       36.59       32.72       44.88       32.72
     Low                                           24.75       34.44       31.56       28.50       27.63       24.75       23.94
     Close                                         28.88       35.63       37.81       35.41       31.82       28.88       31.82
Weighted average Common Shares (000)             438,856     440,092     438,589     438,746     436,214     439,180     439,140
Weighted average Common Shares and
     potential Common Shares (000)               443,750     446,568     444,836     445,152     442,050     445,047     444,340
------------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                           $ 59,444    $ 57,769    $ 54,900    $ 53,380    $ 53,676    $ 59,444    $ 53,676
Earning assets                                    68,568      66,941      64,368      64,246      63,800      68,568      63,800
Total assets                                      77,691      75,778      73,198      73,699      72,077      77,691      72,077
Deposits                                          42,597      41,794      41,661      45,073      43,870      42,597      43,870
Long-term debt                                    11,353      10,196       9,041       7,446       7,567      11,353       7,567
Shareholders' equity                               5,553       5,525       5,338       5,181       5,076       5,553       5,076
Full-time equivalent employees                    24,586      24,711      24,650      24,595      25,622      24,586      25,622
Full-service banking offices                         961         962       1,006       1,015       1,088         961       1,088
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                      1.32%       1.35%       1.32%       1.38%       1.34%       1.33%       1.32%
Return on average equity                           18.14       18.47       18.25       19.16       19.41       18.29       18.78
Efficiency(1)                                      57.09       58.22       57.39       56.81       56.75       57.56       57.75
Overhead(2)                                        33.33       37.30       35.36       36.17       37.76       35.31       40.81
Net interest margin (TE)                            4.19        4.19        4.23        4.50        4.58        4.20        4.67
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets(3)                                 8.11%       8.28%       7.98%       7.71%       7.74%       8.11%       7.74%
Tangible equity to tangible assets(3)               6.76        6.91        6.51        6.21        6.16        6.76        6.16
Tier 1 risk-adjusted capital                        7.01        7.15        6.81        6.65        6.73        7.01        6.73
Total risk-adjusted capital                        11.61       11.86       11.38       10.83       11.10       11.61       11.10
Leverage                                            6.88        7.04        6.61        6.40        6.33        6.88        6.33

------------------------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 9.

1 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from bank and branch divestitures).

2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gains from bank and branch divestitures) divided by taxable-equivalent net interest income.

3 Excluding certain capital securities receiving Tier 1 treatment, these ratios at September 30, 1998 are 7.15% and 5.79%, respectively; at June 30, 1998 are 7.29% and 5.91%, respectively; at March 31, 1998, are 7.29% and 5.81%, respectively; at December 31, 1997, are 7.03% and 5.52%, respectively; and at September 30, 1997 are 7.04% and 5.46%, respectively.

TE = Taxable Equivalent

CASH BASIS FINANCIAL DATA
The selected financial data presented in Figure 2 presents certain information highlighting the performance of Key for each of the last five quarters, adjusted to exclude the amortization of goodwill and other intangibles considered nonqualifying in regulatory capital computations, and related assets resulting from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interest method, no intangible assets would have been recorded. Since the amortization of goodwill and other intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. Cash basis financial data, as defined above and presented in Figure 2, have not been adjusted to exclude the impact of other noncash items such as depreciation, the provision for loan losses, deferred income taxes, etc. This is the only section of this report in which Key's financial results are discussed on a cash basis.


                   FIGURE 2 CASH BASIS SELECTED FINANCIAL DATA

                                                                   1998                                1997
                                                     ------------------------------------   -------------------------
dollars in millions, except per share amounts         Third       Second         First        Fourth         Third
---------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                  $    627     $    595      $    578     $    611      $    628
Income before income taxes                                394          393           365          384           367
Net income                                                270          267           254          269           253
---------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                           $    .61     $    .61      $    .58     $    .61      $    .58
Net income - assuming dilution                            .61          .60           .57          .60           .57
Weighted average Common Shares (000)                  438,856      440,092       438,589      438,746       436,214
Weighted average Common Shares and potential
      Common Shares (000)                             443,750      446,568       444,836      445,152       442,050
---------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                           1.43%        1.47%         1.45%        1.52%         1.45%
Return on average equity                                24.43        25.08         25.37        27.07         26.82
Efficiency(1)                                           55.27        56.19         55.24        55.01         54.81
---------------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                             $  1,042     $  1,042      $  1,063     $  1,083      $    977
Nonqualifying intangibles average balance                  85           96            99          108           106
Goodwill amortization (after tax)                          15           15            16           18            14
Nonqualifying intangibles amortization (after tax)          3            3             3            3             3

---------------------------------------------------------------------------------------------------------------------

The comparability of the information presented above is affected by certain acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 9.

1 Calculated as noninterest expense (excluding certain nonrecurring charges, the amortization of goodwill and nonqualifying intangibles, and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from bank and branch divestitures).

LINE OF BUSINESS RESULTS
Key's four major lines of business are Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners ("KCP"). A summary of financial results and significant performance measures for each major line of business for the nine-month periods ended September 30, 1998 and 1997, is presented in Figure 3.

                        FIGURE 3 LINE OF BUSINESS RESULTS

Nine months ended September 30, 1998               KEY           KEY           KEY            KEY           KEY
                                             CORPORATE      CONSUMER     COMMUNITY        CAPITAL       SUPPORT        KEYCORP
dollars in millions                            CAPITAL       FINANCE          BANK       PARTNERS       & ADMIN.   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                       $   350       $   421       $ 1,308       $    (5)       $    (4)       $ 2,070
Provision for loan losses                           28           138            77            --            (23)           220
Noninterest income                                  44           115           450           475             44          1,128
Revenue sharing--KCP(1)                             87             3           187          (277)            --             --
Noninterest expense                                106           229         1,169           311             48          1,863
Expense sharing--KCP(1)                             67            --            92          (159)            --             --
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                    280           172           607            41             15          1,115
Allocated income taxes and TE adjustment           105            68           197            16             (7)           379
-------------------------------------------------------------------------------------------------------------------------------
Net income                                     $   175       $   104       $   410       $    25        $    22        $   736
                                               =======       =======       =======       =======        =======        =======

Percent of consolidated net income                  24 %          14 %          56 %           3 %            3 %          100 %
-------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                          $12,488       $14,061       $29,783            --             --        $56,332
Earning assets                                  12,594        14,455        37,138       $ 1,551             --         65,738
Deposits                                           473         1,157        39,646             4             --         41,280
Allocated equity                                   894         1,325         3,002           158        $     2          5,381
-------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average allocated equity               26.17 %       10.49 %       18.26 %       21.16 %          N/M          18.29 %
Efficiency                                       35.97         42.49         62.55         78.76            N/M          57.76
-------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1997               KEY           KEY           KEY            KEY           KEY
                                             CORPORATE      CONSUMER     COMMUNITY        CAPITAL       SUPPORT        KEYCORP
dollars in millions                            CAPITAL       FINANCE          BANK       PARTNERS       & ADMIN.   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                       $   273       $   400       $ 1,438       $    13        $    (2)       $ 2,122
Provision for loan losses                            5           158            81            --             --            244
Noninterest income                                  36            86           406           313             99            940
Revenue sharing--KCP(1)                             68            --           122          (190)            --             --
Noninterest expense                                 83           173         1,171           245            133          1,805
Expense sharing--KCP(1)                             58            --            78          (136)            --             --
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)             231           155           636            27            (36)         1,013
Allocated income taxes and TE adjustment            84            60           212            11            (25)           342
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $   147       $    95       $   424       $    16        $   (11)       $   671
                                               =======       =======       =======       =======        =======        =======

Percent of consolidated net income                  22 %          14 %          63 %           2 %          (1) %          100 %
-------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                          $ 9,791       $13,026       $27,961            --             --        $50,778
Earning assets                                   9,795        13,270        36,785       $   716             --         60,566
Deposits                                           424           988        42,672             2             --         44,086
Allocated equity                                   653         1,031         2,966           121        $     5          4,776
-------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average allocated equity               30.10 %       12.32 %       19.11 %       17.68 %          N/M          18.78 %
Efficiency                                       36.60         35.60         61.75         80.15            N/M          57.75
-------------------------------------------------------------------------------------------------------------------------------


1 Represents the assignment of KCP revenue and expense to the lines of business principally responsible for maintaining the relevant customer relationships. (See description of KCP on page 28).

TE = Taxable Equivalent

N/M = Not Meaningful

The financial information discussed in the remainder of this section was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of Key. The financial results and performance measures reported are based on internal management accounting policies which have been developed so as to enable the results to be compiled on a consistent basis and to reflect the underlying economics of the businesses. These policies address the methodologies applied in connection with funds transfer pricing as well as the allocation of certain costs and capital. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of transfer pricing is included in the Key Community Bank line of business where the securities portfolios are also maintained. Indirect expenses were allocated based on actual volume measurements and other criteria, as appropriate. The provision for loan losses was allocated in an amount based upon primarily the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. The level of the consolidated provision for loan losses was based upon the application of methodologies designed by management to assess the adequacy of the consolidated allowance by focusing on a number of specific factors. These factors are more fully discussed in the Asset Quality section of Key's 1997 Annual Report to Shareholders.

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

The development and application of these methodologies is a dynamic process. Accordingly, financial results may be revised periodically to reflect management accounting enhancements, changes in risk profile or changes in the organization's structure. Further, unlike financial accounting, there is no authoritative guidance for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies. During the first quarter of 1998, Key enhanced its capital allocation process, including the adoption of a refined methodology for estimating credit risk that applies more detailed risk factors to loans, considering both their grades and terms. This methodology is also reflected in the results of operations for the first nine months of 1997 presented in Figure 3.

A description of each of Key's major lines of business is presented below.

KEY CORPORATE CAPITAL
Key offers a complete range of financing, transaction processing and financial advisory services to corporations throughout the country through its Key Corporate Capital unit. It also operates one of the largest bank-affiliated equipment leasing companies with operations conducted both domestically and throughout Europe and Asia. Key Corporate Capital's business units are organized around specialized industry client segments, inclusive of healthcare, media/telecommunications, structured finance and commercial real estate. In serving these targeted segments, Key Corporate Capital provides a number of specialized services including international banking, corporate finance advisory services, investment banking and capital markets products through Key Capital Partners, and 401(k) and trust custody products. Based on total transaction volume, Key Corporate Capital is also one of the leading cash management providers in the country.

During the first nine months of 1998, Key Corporate Capital contributed approximately 24% of Key's consolidated earnings with net income of $175 million, resulting in a return on average allocated equity of 26.17%. In the same period last year, net income was $147 million, or approximately 22% of Key's consolidated earnings, and the return on average allocated equity was 30.10%. The increase in earnings relative to the prior year reflected higher net interest income resulting from a 28% increase in total average loans. This reflected growth in all commercial portfolios (with the exception of mortgage loans), an increase in lease financing originations, and the full-year impact of the July 1997 acquisition of an 80% interest in Leasetec; the remaining 20% interest was acquired at the end of the second quarter of 1998. Also contributing to the improved earnings performance was a $27 million rise in noninterest income, led by investment banking and capital markets activities, and trust and asset management income. The $32 million increase in noninterest expense compared with the first nine months of 1997 was attributable primarily to Leasetec, which added approximately $32 million to Key Corporate Capital's operating costs, while also adding $45 million to total revenue. The $23 million increase in the provision for loan losses from the first nine months of 1997 occurred primarily in precautionary response to strong loan growth.

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

For the first nine months of 1998, Key Consumer Finance generated net income of $104 million, or approximately 14% of Key's consolidated earnings, and a return on average allocated equity of 10.49%. In the comparable prior year period, net income was $95 million, representing approximately 14% of Key's consolidated earnings, and the return on average allocated equity was 12.32%. Primary factors affecting financial performance relative to the prior year were higher levels of net interest income and noninterest income, and a lower provision for loan losses resulting from improved credit quality. These positive factors were offset in part by an increase in noninterest expense. Net interest income rose by $21 million due to growth in loans which more than compensated for the impact of a lower net interest margin. The growth in loans included the April 1998 acquisition of an $805 million marine/recreational vehicle installment loan portfolio. At $3.3 million, Key's portfolio is one of the largest such portfolios in the United States. Both loan growth and the net interest margin were diminished by the fourth quarter 1997 securitization of $949 million of prime credit automobile loans with low returns on equity, and the sales of the credit card receivables discussed below. The automobile loan securitization was consistent with Key's goal of divesting assets which do not support its return on equity objective. The August 1997 acquisition of Champion accounted for $33 million of the $50 million increase in total revenue, and $15 million of the $32 million increase in noninterest income. The balance of the increase in noninterest income was due primarily to increased loan sale gains and loan securitization servicing fees. The growth in loan securitization servicing fees reflected substantial growth in securitized loans which are serviced by Key to $4.3 billion at September 30, 1998, from $3.6 billion a year ago. The increase in total noninterest income was moderated, however, by a decline in credit card fees which resulted from the sale of a total of $365 million of out-of-franchise credit card receivables during the first and third quarters of 1997. The acquisition of Champion also accounted for $45 million of the $56 million increase in noninterest expense relative to the first nine months of 1997. Adding to the level of Champion's expenses in the current year were costs associated with expanding the home equity business. Champion is now operating in seven states in which it was absent or only nominally present at the August 1997 date of acquisition. Champion's revenues, unlike its noninterest expenses, have tended to fluctuate directly with new securitizations. Securitizations will continue to be evaluated as an alternative source of funds.

Legislation adopted by Congress in 1998 provides that, effective July 1, 1998, the interest rates that financial institutions may earn from certain Federal government-guaranteed education loans will be based on the 91-day Treasury bill rate plus 2.2% during in-school periods and 2.8% during repayment periods, rather than the basis in effect prior to the scheduled change. Prior to the change, the interest rate was based on the 91-day Treasury bill rate plus 2.5% (during in-school periods) and 3.1% (during repayment periods). Key's Federal government-guaranteed education loans totaled approximately $1.5 billion at September 30, 1998, and generated approximately 2% of Key's total interest on loans recorded during the first nine months of the year.

KEY COMMUNITY BANK
Key Community Bank is responsible for delivering a complete line of branch-based financial products and services to small businesses, consumers, and commercial banking and public sector businesses. The delivery of these products and services is accomplished through 961 KeyCenters, a 24-hour telephone banking call center services group, more than 2,600 automated teller machines ("ATMs") that access 14 different networks and comprise one of the largest ATM networks in the United States, and a core team of relationship management professionals.

For the first nine months of 1998, net income for Key Community Bank totaled $410 million, or approximately 56% of Key's consolidated earnings, compared with $424 million, or 63%, respectively, for the first nine months of 1997. Its return on average allocated equity was 18.26% in the first nine months of 1998 and 19.11% for the same period last year. The decrease in earnings relative to the prior year reflected a decline in net interest income and an increase in noninterest expense, substantially offset by growth in noninterest income and a reduction in the provision for loan losses. The $130 million decline in net interest income resulted from a lower net interest margin which more than offset the benefits derived from a $1.8 billion, or 7%, increase in average loan outstandings. The lower net interest margin was due to a number of factors, including competitive interest rate spread compression, greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios, and the reduction in core deposits stemming from branch divestitures. The $12 million increase in noninterest expense was due primarily to higher incentive compensation related to investment banking, capital markets and branch-based activities, offset in part by lower personnel costs resulting from a decrease in the employment base as part of Key's consolidation and expense control initiatives. Noninterest income rose $109 million, or 21%, from the prior year due in part to increased focus on and diversification of fee income sources. The largest contributions to this growth came from trust and asset management activities, investment banking and capital markets income, and service charges on deposit accounts. Also included in 1998 noninterest income was a $23 million gain recognized in connection with the joint venture with NOVA. The decrease in the provision for loan losses reflected a lower level of net charge-offs.

During the first nine months of 1998, strategic developments centered around continued efforts to reconfigure Key's delivery systems. Specific activities included the sale of 46 branches in Maine, Idaho, Oregon and Washington, expansion of the ATM delivery network through the installation of 666 ATMs (representing the progress made on completing a projected total of 683 installations to occur in ARCO convenience stores in California, Nevada, Arizona, Washington, and Oregon under terms of an agreement announced in late
1997), the completion of the merchant credit card processing joint venture with NOVA and the opening of in-store branches in Colorado and the New England states.

KEY CAPITAL PARTNERS
Key Capital Partners was formed at the end of 1997 to provide clients with asset management, investment banking, capital markets, insurance and brokerage expertise, and is expected to play a major role in developing fee income through its broad range of investment choices and customized products. Leveraging Key's corporate and community banking distribution channels and client relationships will be an essential factor in ensuring Key Capital Partners' future growth and success.

As indicated in Figure 3, a significant amount of noninterest income and expense generated by Key Capital Partners is reported under either Key Corporate Capital or Key Community Bank. This reflects Key's management accounting practice of assigning such income and expense to whichever of those two lines of business is principally responsible for maintaining the relationships with the customers who also avail themselves of the products and services offered by Key Capital Partners. On an all-inclusive basis (i.e., prior to the aforementioned assignments), Key Capital Partners' net income totaled $104 million (representing 15% of Key's consolidated earnings) in the first nine months of 1998 and $52 million (representing 8% of Key's consolidated earnings) in the comparable prior year period. Noninterest income rose $162 million ($75 million after revenue sharing) from the first nine months of last year. The largest contribution to the improvement came from investment banking and capital markets income which increased $82 million, or 107%, to $159 million, due to higher revenues from advisory services, and dealer and trading activities, as well as increased gains from the sales of equity capital investments. In addition, revenues related to trust and asset management activities, which comprise the majority of Key Capital Partners' noninterest income, rose $45 million, or 23%, to $239 million, reflecting the strength of the stock and bond markets during most of 1998, new business and the repricing of certain services. The increase in noninterest income was partially offset by a $66 million ($43 million after expense sharing) increase in noninterest expense, primarily personnel expense which tends to rise with the growth in noninterest income due to incentive compensation arrangements.

On October 23, 1998, Key acquired McDonald, a full-service investment banking and securities brokerage company based in Cleveland, Ohio. The acquisition is expected to strengthen all of the individual Key Capital Partners product lines, including those providing capital markets, investment banking and asset management expertise to business and private clients on a national basis. With the addition of McDonald, Key Capital Partners will have an annual revenue base of nearly $1 billion along with people, products and resources needed to compete in this growing segment of the financial services industry. The new Key Capital Partners is comprised of two major business groups. One group, operating under the name McDonald Investments, includes retail and institutional brokerage, equity and fixed income trading and underwriting, investment banking, capital markets products, loan syndication and trading, public finance, and clearing operations. The second major business group includes asset management, mutual funds, institutional asset services, venture capital, mezzanine finance, alliance funds, wealth management and insurance. Further information pertaining to the terms of this transaction is included in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 9.

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

Included in year-to-date results for 1998 and 1997 were gains of $39 million and $89 million, respectively, from the divestiture of banking offices. Also included in 1997 results was a $50 million charge incurred in connection with efforts to vacate and/or dispose of excess real estate. These items are more fully described elsewhere in this management's discussion.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Key. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (including off-balance sheet instruments described in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 16), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 4. The information presented in Figure 5 provides a summary of the effect on net interest income of changes in yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 39.

For the third quarter of 1998, net interest income was $708 million, down $7 million, or less than 1%, from the same period last year. This decrease reflected a 39 basis point reduction in the net interest margin to 4.19%, which more than offset an 8% increase in average earning assets (primarily loans) to $67.5 billion. Compared with the second quarter of 1998, net interest income increased by $19 million, or an annualized 11%, as average earning assets rose by $1.7 billion, while the net interest margin was level with the prior quarter. This marked the first quarter since the fourth quarter of 1996 in which Key's net interest margin did not experience a decline. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The decrease in the margin since the year-ago quarter resulted from a number of factors. Primary among these are competitive interest rate spread compression, greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios, and the reduction in core deposits stemming from branch divestitures. Another factor contributing to the contraction of the margin was an increase in low interest rate spread short-term investments associated with various capital markets activities. The effects of these factors were pronounced during an unusually (by historical standards) prolonged period of flatness in the yield curve which has prevailed since the third quarter of 1997.

Average earning assets for the third quarter totaled $67.5 billion, which was $5.1 billion, or 8%, higher than the third quarter 1997 level and $1.7 billion, or an annualized 10%, above the second quarter of 1998. The growth from the year-ago quarter reflected a $5.9 billion, or 11%, increase in loans with more than 80% of the increase coming from the commercial portfolio. In addition, growth from the year-ago quarter included the acquisition of an $805 million marine/recreational vehicle installment loan portfolio in April 1998. The growth in total loans relative to the prior quarter was due primarily to strong commercial loan growth as well as increases in the home equity and indirect consumer loan portfolios. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loan section beginning on page 39.

Key uses portfolio interest rate swaps, caps and floors (as defined in Note 10) in the management of its interest rate sensitivity position. The notional amount of such swaps decreased to $10.4 billion at September 30, 1998, from $11.2 billion at year-end 1997. Over the same period, the notional amount of interest rate caps and floors rose $950 million to $4.3 billion. For the third quarter of 1998, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $2 million and 1 basis point to net interest income and the net interest margin, respectively. For the same period last year, these instruments increased net interest income by $12 million and the net interest margin by 8 basis points. The manner in which interest rate swaps, caps and floors are used in Key's overall program of asset and liability management is described in the following Asset and Liability Management section.

      FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                        THIRD QUARTER 1998                    SECOND QUARTER 1998
                                                ------------------------------------   ----------------------------------
                                                  AVERAGE                   YIELD/      AVERAGE                  YIELD/
dollars in millions                               BALANCE     INTEREST       RATE       BALANCE     INTEREST      RATE
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1,2)
    Commercial, financial and agricultural          $15,815     $    328       8.23 %     $15,026     $    309      8.25 %
    Real estate-- commercial mortgage                 7,034          160       9.02         6,944          153      8.84
    Real estate-- construction                        3,052           69       8.97         2,694           62      9.23
    Commercial lease financing                        4,933           90       7.24         4,634           86      7.44
-------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                       30,834          647       8.32        29,298          610      8.35
    Real estate-- residential                         5,274          102       7.67         5,549          108      7.81
    Credit card                                       1,432           53      14.68         1,449           53     14.67
    Other consumer                                   17,423          399       9.09        16,742          380      9.10
-------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                         24,129          554       9.11        23,740          541      9.14
    Loans held for sale                               3,596           75       8.27         3,403           70      8.25
-------------------------------------------------------------------------------------------------------------------------
        Total loans                                  58,559        1,276       8.64        56,441        1,221      8.68
Taxable investment securities                           269            3       4.05           270            4      5.51
Tax-exempt investment securities(1)                     726           15       8.20           871           18      8.29
-------------------------------------------------------------------------------------------------------------------------
        Total investment securities                     995           18       7.18         1,141           22      7.63
Securities available for sale(1,3)                    6,175          105       6.75         6,765          117      6.94
Interest-bearing deposits with banks                     35            1      14.32            22            1     10.33
Federal funds sold and securities
    purchased under resale agreements                   951           12       5.01           790           10      4.92
Trading account assets                                  742           11       5.88           610           10      6.42
-------------------------------------------------------------------------------------------------------------------------
        Total short-term investments                  1,728           24       5.51         1,422           21      5.92
-------------------------------------------------------------------------------------------------------------------------
        Total earning assets                         67,457        1,423       8.37        65,769        1,381      8.42
Allowance for loan losses                              (888)                                 (888)
Other assets                                          9,317                                 9,185
-------------------------------------------------------------------------------------------------------------------------
                                                    $75,886                               $74,066
                                                    ========                              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                       $11,783           99       3.33       $11,494           95      3.32
Savings deposits                                      3,118           14       1.78         3,307           16      1.94
NOW accounts                                          1,160            5       1.71         1,250            5      1.60
Certificates of deposit ($100,000 or more)            3,399           47       5.49         3,502           49      5.61
Other time deposits                                  11,965          161       5.34        12,375          166      5.38
Deposits in foreign offices                             954           13       5.41         1,095           15      5.49
-------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits              32,379          339       4.15        33,023          346      4.20
Federal funds purchased and securities
    sold under repurchase agreements                  7,456           99       5.27         6,773           89      5.27
Bank notes and other short-term borrowings            7,305          108       5.87         7,710          113      5.88
Long-term debt(4)                                    11,029          169       6.08         9,511          144      6.07
-------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities           58,169          715       4.88        57,017          692      4.87
Noninterest-bearing deposits                          8,485                                 8,328
Other liabilities                                     2,724                                 2,547
Capital securities                                      997                                   766
Common shareholders' equity                           5,511                                 5,408
-------------------------------------------------------------------------------------------------------------------------
                                                    $75,886                               $74,066
                                                   ========                               =======

Interest rate spread (TE)                                                      3.49                                 3.55
-------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                         $   708       4.19  %                 $   689      4.19  %
                                                                 ========     =====                    =======     =====

Taxable-equivalent adjustment(1)                                      $8                                    $9

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

4 Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

      FIRST QUARTER 1998           FOURTH QUARTER 1997          THIRD QUARTER 1997
----------------------------  ---------------------------  ----------------------------
 AVERAGE              YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
 BALANCE    INTEREST   RATE    BALANCE  INTEREST    RATE    BALANCE  INTEREST    RATE
---------------------------------------------------------------------------------------


 $14,066    $  288     8.30%   $13,435   $  290     8.56%   $13,101   $  286     8.66%
   6,944       156     9.11      7,132      170     9.46      7,088      165     9.24
   2,347        52     8.99      2,214       54     9.68      2,015       49     9.65
   4,471        83     7.53      4,144       77     7.37      3,820       70     7.27
-------------------------------------------------------------------------------------
  27,828       579     8.44     26,925      591     8.71     26,024      570     8.69
   5,773       113     7.94      6,257      140     8.88      6,161      131     8.44
   1,482        54    14.78      1,487       55    14.67      1,788       68    15.09
  15,771       359     9.23     15,990      373     9.25     15,926      372     9.27
-------------------------------------------------------------------------------------
  23,026       526     9.26     23,734      568     9.49     23,875      571     9.49
   3,092        63     8.26      2,645       46     6.90      2,809       54     7.63
-------------------------------------------------------------------------------------
  53,946     1,168     8.78     53,304    1,205     8.97     52,708    1,195     8.99
     256         3     4.53        243        3     4.90        270        3     5.88
     940        19     8.20      1,027       21     8.11      1,143       22     7.64
-------------------------------------------------------------------------------------
   1,196        22     7.46      1,270       24     7.50      1,413       25     7.02
   7,457       129     7.02      7,502      130     6.87      7,399      127     6.86
      29         1    12.54         34        1    12.31          8      ___     3.94

     912        11     4.89        811        9     4.40        535        6     4.45
     409         5     4.96        559        7     4.97        264        5     7.51
-------------------------------------------------------------------------------------
   1,350        17     5.11      1,404       17     4.80        807       11     5.41
-------------------------------------------------------------------------------------
  63,949     1,336     8.47     63,480    1,376     8.60     62,327    1,358     8.64
    (889)                         (893)                        (873)
   9,062                         8,903                        8,658
-------------------------------------------------------------------------------------
 $72,122                       $71,490                      $70,112
========                      ========                      =======


 $11,159        90     3.27    $10,883       87     3.17    $10,714       82     3.04
   3,499        18     2.09      3,789       20     2.09      4,161       22     2.10
   1,244         5     1.63      1,370        6     1.74      1,547        8     2.05
   3,362        46     5.55      3,307       47     5.64      3,166       46     5.76
  12,716       171     5.45     13,084      180     5.46     13,389      183     5.42
   1,245        17     5.54      1,663       21     5.01      2,065       29     5.57
-------------------------------------------------------------------------------------
  33,225       347     4.24     34,096      361     4.20     35,042      370     4.19

   7,117        93     5.30      7,335       96     5.19      6,939       91     5.20
   6,683        98     5.95      5,678       89     6.22      5,001       73     5.79
   8,326       125     6.09      7,443      114     6.08      6,879      109     6.33
-------------------------------------------------------------------------------------
  55,351       663     4.86     54,552      660     4.80     53,861      643     4.74
   8,409                         8,750                        8,551
   2,390                         2,304                        2,125
     750                           750                          750
   5,222                         5,134                        4,825
-------------------------------------------------------------------------------------
 $72,122                       $71,490                      $70,112
========                      ========                      =======

                       3.61                         3.80                         3.90
-------------------------------------------------------------------------------------

            $ 673      4.23 %            $ 716      4.50 %            $ 715      4.58%
            ======    =====              ======    =====              ======    =====

               $9                          $11                          $11

-------------------------------------------------------------------------------------

               FIGURE 5 COMPONENTS OF NET INTEREST INCOME CHANGES


                                             FROM THREE MONTHS ENDED SEPTEMBER 30, 1997, FROM NINE MONTHS ENDED SEPTEMBER 30, 1997,
                                              TO THREE MONTHS ENDED SEPTEMBER 30, 1998    TO NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             ------------------------------------------- ------------------------------------------
                                                   AVERAGE       YIELD/         NET         AVERAGE        YIELD/         NET
in millions                                        VOLUME         RATE         CHANGE        VOLUME         RATE         CHANGE
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                              $ 129         $ (48)        $  81         $ 365         $(124)        $ 241
Taxable investment securities                         --            --            --             1            (1)           --
Tax-exempt investment securities                      (9)            2            (7)          (28)            5           (23)
Securities available for sale                        (21)           (1)          (22)          (45)           (2)          (47)
Short-term investments                                13            --            13            38             1            39
--------------------------------------------------------------------------------------------------------------------------------
     Total interest income (TE)                      112           (47)           65           331          (121)          210

INTEREST EXPENSE
Money market deposit accounts                          9             8            17            14            25            39
Savings deposits                                      (5)           (3)           (8)          (18)           (9)          (27)
NOW accounts                                          (2)           (1)           (3)           (6)           (5)          (11)
Certificates of deposit ($100,000 or more)             3            (2)            1             1            (1)           --
Other time deposits                                  (19)           (3)          (22)          (40)            2           (38)
Deposits in foreign offices                          (15)           (1)          (16)          (31)           (1)          (32)
--------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                 (29)           (2)          (31)          (80)           11           (69)
Federal funds purchased and securities sold
     under repurchase agreements                       7             1             8            12             6            18
Bank notes and other short-term borrowings            34             1            35           124             2           126
Long-term debt                                        64            (4)           60           193            (6)          187
--------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                           76            (4)           72           249            13           262
--------------------------------------------------------------------------------------------------------------------------------
     Net interest income (TE)                      $  36         $ (43)        $  (7)        $  82         $(134)        $ (52)
                                                   =====         =====         =====         =====         =====         =====

--------------------------------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

ASSET AND LIABILITY MANAGEMENT
Market risk is the exposure to economic loss that may arise from changes in the values of certain market risk sensitive instruments. Types of market risk include interest rate, foreign exchange and equity price risk; foreign exchange and equity price risk are not material to Key. Key manages its interest rate risk through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee ("ALCO"). The ALCO has responsibility for approving the asset/liability management policies of Key, overseeing the formulation and implementation of strategies to improve balance sheet positioning and/or earnings, and reviewing Key's interest rate sensitivity position.

Short-term Interest Rate Exposure
---------------------------------
The primary tool used by management to measure and manage interest rate risk is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, asset and liability prepayments, interest rates, on and off-balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income over the same period from what net interest income would have been if such interest rates did not change. Based on the results of the simulation model using the ALCO guidelines, as of September 30, 1998, Key would expect its net interest income to increase by approximately $23 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $22 million. As shown in Figure 6, Key has been operating well within the above guidelines.

        FIGURE 6 NET INTEREST INCOME AT RISK TO CHANGES IN INTEREST RATES


ESTIMATED CHANGE IN NET INTEREST INCOME



            Rise      Decline
            ----      -------
Dec-96 - 0.0128       0.0071
Mar-97 - 0.0128       0.0090
Jun-97 - 0.0113       0.0050
Sep-97 - 0.0091       0.0024
Dec-97 - 0.0107       0.0096
Mar-98 - 0.0079       0.0082
Jun-98 - 0.0072       0.0067
Sep-98 - 0.0079       0.0085


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

To manage interest rate risk, management regularly uses Key's securities portfolios, issues debt, and securitizes and sells certain consumer loans. In addition, management has used interest rate swaps, caps and floors to manage interest rate risk by modifying the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Instruments used for this purpose are designated as portfolio swaps, caps and floors. The decision to use these instruments versus the on-balance sheet alternatives mentioned above depends on various factors, including the mix and cost of funding sources, liquidity and capital requirements. Further details pertaining to portfolio swaps, caps and floors are included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 16.

In addition to interest rate swaps, caps and floors, Key uses treasury-based interest rate locks as a component of its interest rate risk management strategy. At September 30, 1998, the rate locks had a notional amount of $930 million, a weighted average maturity of less than one month and a negative fair value of ($19) million.

Portfolio Swaps, Caps and Floors
--------------------------------
As shown in Note 10, the estimated fair value of Key's portfolio swaps increased to $197 million at September 30, 1998, from a fair value of $102 million at December 31, 1997, while the notional amount of such swaps decreased $750 million to $10.4 billion. The increase in fair value over the past nine months reflected the combined impact of a number of factors, including the decline in interest rates, the flattening of the yield curve, and the fact that Key's receive fixed interest rate swap portfolio has a longer average remaining maturity than the pay fixed portfolio. Swaps with a notional amount of $568 million were terminated during the first nine months of 1998, resulting in a net deferred loss of $1 million. Further information pertaining to the balance and remaining amortization period of Key's deferred swap gains and losses at September 30, 1998, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate any swap contract is integrated strategically with asset and liability management and other appropriate processes. During 1997 and continuing through the first nine months of 1998, Key increased its use of portfolio caps in response to heavier reliance placed on variable rate funding to support earning asset growth. These instruments are used primarily to protect against the adverse impact that a future rise in interest rates could have on variable rate short-term borrowings, while having no impact in the event of a decline in rates. Portfolio swaps, caps and floors activity for the nine-month period ended September 30, 1998, is summarized in Figure 7.

               FIGURE 7 PORTFOLIO SWAPS, CAPS AND FLOORS ACTIVITY


                                                       RECEIVE FIXED
                                              --------------------------------                      PAY FIXED-
                                                    INDEXED                           PAY FIXED-      FORWARD-         BASIS
in millions                                        AMORTIZING    CONVENTIONAL       CONVENTIONAL      STARTING         SWAPS
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                         $3,449            $3,626             $2,990            --        $1,110
    Additions                                            --               641              1,801          $607           894
    Maturities                                           --               337              1,369            --           200
    Terminations                                        268               300                 --            --            --
    Forward-starting becoming effective                  --                --                 74           (74)           --
    Amortization                                      2,219                --                 --            --            --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                       $   962            $3,630             $3,496          $533        $1,804
                                                    ========           =======            =======         =====       =======

--------------------------------------------------------------------------------------------------------------------------------


                                                  TOTAL          CAPS
                                              PORTFOLIO           AND
in millions                                       SWAPS        FLOORS        TOTAL
-----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                    $11,175        $3,395      $14,570
    Additions                                     3,943         1,050        4,993
    Maturities                                    1,906           100        2,006
    Terminations                                    568            --          568
    Forward-starting becoming effective              --            --           --
    Amortization                                  2,219            --        2,219
-----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                   $10,425        $4,345      $14,770
                                                ========       =======     =======

-----------------------------------------------------------------------------------



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





















 FIGURE 8 PORTFOLIO SWAPS, CAPS AND FLOORS BY INTEREST RATE MANAGEMENT STRATEGY


                                                                SEPTEMBER 30, 1998     DECEMBER 31, 1997        SEPTEMBER 30, 1997
                                                               --------------------  ----------------------  -----------------------
                                                               NOTIONAL     FAIR       NOTIONAL      FAIR       NOTIONAL    FAIR
in millions                                                     AMOUNT      VALUE       AMOUNT       VALUE       AMOUNT     VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                           $ 2,182     $    75      $ 4,630     $    25      $ 5,430   $     1
Convert fixed rate loans to variable                               899         (52)         160          (1)         180        (1)
Convert variable rate deposits and short-term borrowings
    to fixed                                                     2,430         (37)       2,080          (4)       2,480        (3)
Convert variable rate long-term debt to fixed                      700         (13)         750          (2)         600        (2)
Convert fixed rate long-term debt to variable                    2,410         205        2,445          87        2,385        51
Basis swaps - foreign currency denominated debt                    304          19          280          (3)          --        --
Basis swaps - interest rate indices                              1,500          --          830          --          200        --
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps                                       10,425         197       11,175         102       11,275        46

Modify characteristics of variable rate short-term borrowings    3,530          --        2,580           2        2,724        17
Modify characteristics of variable rate long-term debt             565          --          565          10          665         4
Modify characteristics of capital securities remarketing           250         (26)         250         (15)         250        (4)
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio caps and floors                              4,345         (26)       3,395          (3)       3,639        17
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps, caps and floors                     $14,770     $   171      $14,570     $    99      $14,914   $    63
                                                               =======     =======      =======     =======      =======   =======

-----------------------------------------------------------------------------------------------------------------------------------

The expected average maturities of the portfolio swaps, caps and floors at September 30, 1998, are summarized in Figure 9.

    FIGURE 9 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS, CAPS AND FLOORS


September 30, 1998                                   RECEIVE FIXED
                                              -------------------------                  PAY FIXED-                       TOTAL
                                                  INDEXED                  PAY FIXED-      FORWARD-         BASIS     PORTFOLIO
in millions                                    AMORTIZING  CONVENTIONAL  CONVENTIONAL      STARTING         SWAPS         SWAPS
---------------------------------------------------------------------------------------------------------------------------------
Mature in one year or less                             --       $    27       $ 1,753            --       $   930       $ 2,710
Mature after one through five years               $   962         1,165         1,004       $   501           849         4,481
Mature after five through ten years                    --         2,438           299             9            25         2,771
Mature after ten years                                 --            --           440            23            --           463
---------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors       $   962       $ 3,630       $ 3,496       $   533       $ 1,804       $10,425
                                                  =======       =======       =======       =======       =======       =======

---------------------------------------------------------------------------------------------------------------------------------

September 30, 1998
                                                    CAPS
                                                     AND
in millions                                       FLOORS         TOTAL
-----------------------------------------------------------------------
Mature in one year or less                       $ 1,895       $ 4,605
Mature after one through five years                2,450         6,931
Mature after five through ten years                   --         2,771
Mature after ten years                                --           463
-----------------------------------------------------------------------
     Total portfolio swaps, caps and floors      $ 4,345       $14,770
                                                 =======       =======

-----------------------------------------------------------------------




In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be adopted by Key as of January 1, 2000, establishes the accounting and reporting standards for derivatives and requires that all such instruments be recognized on the balance sheet at fair value. It also disqualifies the use of hedge accounting for indexed amortizing swaps currently accounted for by Key as hedging instruments and, therefore, will likely alter Key's use of such instruments in the future. Key is currently reviewing SFAS No. 133 to determine the extent to which the statement will alter its use of certain derivatives in the future and the impact on its financial condition and results of operations.

TRADING PORTFOLIO
Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of its customers, and other positions with third parties that are intended to mitigate the interest rate risk of the customer positions, foreign exchange contracts entered into to accommodate the needs of its customers and financial assets and liabilities (trading positions) included in short-term investments and other liabilities, respectively, on the balance sheet. Further information pertaining to the off-balance sheet contracts is included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 16.

During the second half of 1997, Key began using a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of its trading portfolio. VAR uses statistical methods to estimate the maximum potential one-day loss with a 95% confidence level. At September 30, 1998, Key's aggregate daily VAR was $.3 million and averaged $.6 million for the first nine months of 1998. As of the 1997 year end, Key's aggregate daily VAR was less than $.8 million and averaged less than $.5 million for the second half of 1997. VAR augments other controls used by Key to mitigate the market risk exposure of its trading portfolio. These controls are established by Key's Financial Markets Committee and include, in addition to VAR, loss and position equivalent limits which are based on the level of activity and volatility of trading products and market liquidity.

NONINTEREST INCOME
As shown in Figure 10, noninterest income for the 1998 third quarter totaled $392 million compared with $393 million for the same period last year. Excluding bank and branch divestiture gains totaling $79 million recorded in the third quarter of 1997, noninterest income increased by $78 million, or 25%, and comprised 36% of total revenue for the quarter, compared with 31% in the year-ago quarter. The largest increases came from various investment banking and capital markets activities (up $24 million) and trust and asset management income (up $16 million). The increase in investment banking and capital markets income reflected higher revenues from advisory services, and dealer and trading activities, as well as increased gains from the sales of equity capital investments. Growth in trust and asset management income resulted from strong performance of both the stock and bond markets, new business and the repricing of certain services. Additional detail pertaining to the composition of this noninterest income component is presented in Figure 11. The $41 million improvement in other income included increases in letter of credit and loan fees, loan sale gains, non-yield related loan fees and gains from the sales of low-income housing partnership interests. The latter three components are included in the "Miscellaneous" category. The $7 million decline in credit card fees was due primarily to the sales of $324 million of Key's credit card receivables during the third quarter of 1997 and lower merchant credit card processing services revenue resulting from the first quarter 1998 joint venture with NOVA, discussed on page 36. The acquisitions of Leasetec and Champion, completed during the third quarter of last year, contributed approximately $6 million to the increase in Key's noninterest income relative to the third quarter of 1997.

For the first nine months of 1998, noninterest income totaled $1.1 billion, up $188 million, or 20%, from the comparable 1997 period. Excluding gains from sales of branches/subsidiaries of $62 million and $89 million recorded in the first nine months of 1998 and 1997, respectively, noninterest income increased by $215 million, or 25%. The year-to-date increase was due principally to the growth in investment banking and capital markets income (up $82 million), trust and asset management income (up $45 million) and other income (up $70 million) due largely to the same factors described in the preceding paragraph. Leasetec and Champion contributed approximately $18 million to the increase in Key's noninterest income relative to the first nine months of last year.

Included in 1998 year-to-date gains from the sales of branches/subsidiaries was $39 million of branch divestiture gains and a $23 million gain recognized in the first quarter in connection with the joint venture with NOVA. The agreement with NOVA also specifies that Key is entitled to receive additional consideration if certain revenue-related performance targets are met. The $23 million gain was accompanied by related reductions in both merchant credit card processing services revenue and noninterest expense (primarily personnel). The NOVA transaction is more fully disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 9.

                          FIGURE 10 NONINTEREST INCOME


                                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                   SEPTEMBER 30,             CHANGE            SEPTEMBER 30,             CHANGE
                                              ----------------------  -------------------    -------------------   -----------------
dollars in millions                               1998      1997      AMOUNT      PERCENT     1998       1997       AMOUNT   PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts             $   77     $   77         --         --      $  230     $  222     $    8      3.6 %
Trust and asset management income                   82         66     $   16       24.2 %       239        194         45     23.2
Investment banking and capital markets income       62         38         24       63.2         159         77         82    106.5
Credit card fees                                    18         25         (7)     (28.0)         50         73        (23)   (31.5)
Insurance and brokerage income                      22         22         --         --          68         64          4      6.3
Corporate owned life insurance income               25         20          5       25.0          72         60         12     20.0
Loan securitization income                          14         15         (1)      (6.7)         32         19         13     68.4
Net securities gains                                --         --         --         --           4         --          4      N/M
Gains from sales of branches/subsidiaries           --         79        (79)    (100.0)         62         89        (27)   (30.3)
Other income:
     Letter of credit and loan fees                 20         12          8       66.7          51         34         17     50.0
     Electronic banking fees                        12         11          1        9.1          33         28          5     17.9
     Mortgage banking income                         1         --          1        N/M           4          4         --       --
     Miscellaneous income                           59         28         31      110.7         124         76         48     63.2
-----------------------------------------------------------------------------------------------------------------------------------
          Total other income                        92         51         41       80.4         212        142         70     49.3
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income              $  392     $  393     $   (1)       (.3)%    $1,128     $  940     $  188     20.0 %
                                                ======     ======     ======                 ======     ======     ======

------------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful


                      FIGURE 11 TRUST AND ASSET MANAGEMENT


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          CHANGE          SEPTEMBER 30,         CHANGE
                                                 ------------------ -------------------  ----------------- --------------------
dollars in millions                                 1998     1997    AMOUNT     PERCENT    1998     1997    AMOUNT     PERCENT
-------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees          $ 42     $ 37     $  5        13.5 %   $123     $106     $ 17        16.0 %
Institutional asset management and custody fees       23       18        5        27.8       66       53       13        24.5
Bond services                                        ---        1       (1)     (100.0)     ---        5       (5)     (100.0)
All other fees                                        17       10        7        70.0       50       30       20        66.7
-------------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income         $ 82     $ 66     $ 16        24.2 %   $239     $194     $ 45        23.2 %
                                                    ====     ====     ====                 ====     ====     ====

dollars in billions
-------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30,
Discretionary assets                                $ 63     $ 49     $ 14        28.6 %
Non-discretionary assets                              44       53       (9)      (17.0)
-------------------------------------------------------------------------------------------------------------------------------
    Total trust assets                              $107     $102     $  5         4.9 %
                                                    ====     ====     ====

-------------------------------------------------------------------------------------------------------------------------------



NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the third quarter of 1998 totaled $647 million compared with $648 million for the third quarter of 1997. Included in third quarter 1997 expense was a $50 million charge recorded in connection with actions taken to sell certain properties or to alter certain leasing arrangements in response to Key's nationwide banking and related centralization efforts. Contributing to the increase in noninterest expense from the year-ago quarter was a $5 million increase in distributions accrued on capital securities (tax-advantaged preferred securities) and a $1 million increase in costs incurred in connection with efforts being undertaken by Key to modify computer information systems to be Year 2000 compliant. As of September 30, 1998, Key had recognized approximately $35 million of the estimated $45 to $50 million of expense that it expects to incur (primarily for internal and external programmers) to substantially complete this project by the end of 1998. Further information pertaining to the Year 2000 issue is included on page 38. The capital securities are more fully described in Note 8, Capital Securities, beginning on page 15. Excluding the above items, noninterest expense was $43 million, or 7%, above the year-ago quarter. The increase came largely from the impact of the Leasetec and Champion acquisitions completed in the third quarter of 1997 (accounting for approximately $12 million of the increase) and higher personnel costs associated with various incentive programs, including those related to investment banking and capital markets activities.

Noninterest expense totaled $1.9 billion for the first nine months of 1998, up $58 million, or 3%, from the same period last year. Excluding the 1997 real estate disposition charge and increases of $12 million and $8 million in capital securities distributions and Year 2000 expenses, respectively, noninterest expense was up $88 million, or 5%, from the first nine months of last year. This reflected higher costs associated with personnel expense (up $41 million), marketing expense (up $16 million) and professional fees (up $12 million). The increase in marketing expense resulted from additional costs incurred by Key to establish brand identity. Leasetec and Champion contributed approximately $51 million to the increase in Key's noninterest expense from the first nine months of last year.

                          FIGURE 12 NONINTEREST EXPENSE



                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                 SEPTEMBER 30,            CHANGE            SEPTEMBER 30,             CHANGE
                                              ------------------    ------------------    -----------------   ----------------------
dollars in millions                             1998       1997      AMOUNT    PERCENT     1998       1997      AMOUNT     PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Personnel                                       $ 317     $ 299      $  18        6.0 %   $  913     $  872      $  41        4.7 %
Net occupancy                                      58        54          4        7.4        170        164          6        3.7
Equipment                                          46        44          2        4.5        134        131          3        2.3
Amortization of intangibles                        22        23         (1)      (4.3)        67         65          2        3.1
Marketing                                          25        22          3       13.6         81         65         16       24.6
Professional fees                                  14        10          4       40.0         46         34         12       35.3
Other expense:
    Distributions on capital securities            19        14          5       35.7         47         35         12       34.3
    Equity-and gross receipts-based taxes           9        10         (1)     (10.0)        27         28         (1)      (3.6)
    OREO expense, net(1)                            2        (3)         5        N/M          4         (1)         5        N/M
    FDIC insurance assessments                      2         1          1      100.0          5          4          1       25.0
    Real estate disposition reserve                --        50        (50)    (100.0)        --         50        (50)    (100.0)
    Year 2000 expense                               5         4          1       25.0         17          9          8       88.9
    Miscellaneous                                 128       120          8        6.7        352        349          3         .9
------------------------------------------------------------------------------------------------------------------------------------
       Total other expense                        165       196        (31)     (15.8)       452        474        (22)      (4.6)
------------------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                $ 647     $ 648      $  (1)       (.2) %  $1,863     $1,805      $  58        3.2 %
                                                =====     =====      =====                ======     ======      =====

Full-time equivalent employees at period end   24,586    25,662                           24,586     25,662
Efficiency ratio(2)                             57.09 %   56.75 %                          57.56 %    57.75 %
Overhead ratio(3)                               33.33     37.76                            35.31      40.81

------------------------------------------------------------------------------------------------------------------------------------

1 OREO expense is net of income of $1 million for both the third quarter of 1998 and 1997.

2 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from bank and branch divestitures).

3 Calculated as noninterest expense (excluding certain nonrecurring charges and distributions on capital securities) less noninterest income (excluding net securities transactions and gains from bank and branch divestitures) divided by taxable-equivalent net interest income.

N/M = Not Meaningful

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 57.09% for the third quarter compared with 56.75% in the third quarter of 1997 and 58.22% for the prior quarter. The slight improvement from the second quarter of 1998 resulted from the proportionately greater increase in Key's recurring revenues relative to the increase in Key's noninterest expense. Included in other expense are equity-and gross receipts-based taxes which are assessed in lieu of an income tax in certain states in which Key operates. These taxes, which are shown in Figure 12, represented 82, 87 and 97 basis points of Key's efficiency ratio for the third quarter of 1998, the second quarter of 1998 and the third quarter of 1997, respectively. The extent to which such taxes impact the level of noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

Year 2000
---------
During the first nine months of 1998, Key has continued its efforts to prepare its systems to be Year 2000 compliant. The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. Therefore, when the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex computer systems to telephone systems, ATMs and elevators.

To address this issue, Key developed an extensive plan, including the formation of a team consisting of internal resources and third-party experts. The plan, originally developed in 1995, has been in implementation since that time and consists of five major phases: awareness-ensuring a common understanding of the issue throughout Key; assessment-identifying and prioritizing the systems and third parties with whom Key has exposure to Year 2000 issues; renovation-enhancing, replacing or retiring hardware, software and systems applications; validation-testing modifications made; and implementation-certifying Year 2000 compliance and user understanding and acceptance. The awareness and assessment phases have been completed and the remaining phases are expected to be substantially complete by the end of 1998, allowing 1999 as a year of final testing and refinement. In conjunction with the assessment phase, Key prioritized the various operating systems (including those maintained by its business suppliers) that could be affected by the Year 2000, and efforts to ensure compliance of core systems deemed critical to the continuation of Key's operations have been accelerated. As of September 30, 1998, compliance efforts had been completed for approximately 55% of the core systems identified.

In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to this issue, and higher funding costs may come about if consumers react to publicity about the issue by withdrawing deposits. Key also could be impacted if third parties it deals with in conducting its business, such as foreign banks, governmental agencies, clearing houses, telephone companies, and other service providers, fail to properly address this issue. Accordingly, Key has formed a separate internal team charged with the task of identifying critical business interfaces; assessing potential problems relating to credit, liquidity and counterparty risk; and where appropriate, developing contingency plans. This team is conducting a survey of significant credit customers to determine their Year 2000 readiness and to evaluate the level of potential credit risk to Key. Based on the information obtained, specific follow-up policies will be established and the adequacy of the allowance for loan losses will be assessed. On an ongoing basis, Key is also contacting significant third parties with whom it conducts business to determine the status of their Year 2000 compliance efforts. Notwithstanding these actions, there can be no assurance that significant customers or critical third parties will adequately address their Year 2000 issues. Consequently, Key is developing contingency plans to help mitigate the risks associated with potential delays in completing the renovation, validation and implementation phases of its Year 2000 plan; and the failure of external parties to adequately address their Year 2000 issues. These plans are expected to be well underway by the 1998 year end and address primarily back-up solutions for Key's core systems and the identification of alternative business partners. Because the Year 2000 issue has never previously occurred, it is not possible to foresee or quantify the overall financial and operational impact and/or to determine whether it will be material to the financial condition or operations of Key.

The cost of the project (currently estimated to be $45 to $50 million) and timing of its implementation are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. It is currently expected that approximately $4 million of additional cost will be incurred during the fourth quarter of 1998 and that the estimated remaining cost of $6 to $11 million will be recognized in 1999 and the first half of 2000. The total cost of the project is being funded through operating cash flows.

Euro Conversion
---------------
Eleven of the fifteen member countries of the European Economic & Monetary Union have agreed to establish fixed conversion rates between their existing sovereign currencies and the "euro" and to adopt the euro as their common legal currency effective January 1, 1999. The existing sovereign currencies will remain legal tender in the participating countries as denominations of the euro until January 1, 2002, at which time new euro-denominated bills and coins will be introduced. By July 1, 2002, the participating countries will withdraw all bills and coins denominated in sovereign currencies and the euro will become the only currency and the only official legal tender in such countries.

The euro conversion will impact companies that conduct business in or use the currencies of any of the eleven participating countries. In addition, the euro will create more efficient foreign exchange markets and reduce arbitrage opportunities. Similar to the Year 2000 issue, euro preparations will require conversion of various operating and processing systems to avoid interruption in Key's ongoing business activities. To address this issue, Key is in the process of installing and testing new systems that will allow its foreign exchange operation to accommodate the new currency, as well as simultaneous trading in the existing national currencies during the transition period. These actions reflect the efforts of a task force established in 1998 to assess the impact of the euro conversion on Key's operations and to oversee the implementation of required changes. This task force has made a number of recommendations (including the selection of clearing firms in Europe) which will enable Key to be euro-ready by the January 1, 1999, conversion date. The business conducted by Key in the participating countries is not material to its earnings. Furthermore, substantially all of Key's derivatives are based on either domestic interest rates or U.S. dollar LIBOR. Key continues to evaluate the potential loss of revenue and increase in costs associated with the euro conversion and work closely with its customers, counterparties and the regulatory agencies to mitigate its financial risk. While Key does not expect that the impact of the conversion will be material to its financial condition or operations, it can not be assured that third parties on whom it relies will be fully prepared. However, Key currently believes that the risk associated with such third parties will not be material.

INCOME TAXES
The provision for income taxes was $122 million for the three-month period ended September 30, 1998, up from $111 million for the same period in 1997. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1998 third quarter was 32.6% compared with 32.0% for the third quarter of 1997. For the first nine months of 1998, the provision for income taxes was $353 million compared with $309 for the first nine months of last year. The effective tax rates for these periods were 32.4% and 31.5 %, respectively. Primary factors contributing to the increase in the effective tax rate for both the quarterly and year-to-date periods were a lower proportion of tax-exempt income and tax credits to pretax earnings in the current year. The increase in the year-to-date effective tax rate also reflected the write-off of nondeductible goodwill in connection with the 1998 branch divestitures. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At September 30, 1998, total loans outstanding were $59.4 billion, up from $53.4 billion at December 31, 1997, and $53.7 billion at September 30, 1997. The composition of the loan portfolio by loan type, as of each of these respective dates, is presented in Note 5, Loans, beginning on page 12.

The $5.7 billion, or 11%, increase in loans outstanding from the September 30, 1997, level was due primarily to internal growth, but also included the net impact of acquisitions, sales and divestitures. During the second quarter of 1998, Key acquired an $805 million marine/recreational vehicle installment loan portfolio. The sales and divestitures which occurred during 1998 and 1997 are summarized in Figure 13 and included the impact of planned bank and branch divestitures, as well as the securitization and/or sale of education loans, automobile loans, certain non-prime home equity loans and other loans which do not meet Key's return on equity, credit or other internal standards. Key generally sells or securitizes education loans when a borrower enters repayment status. In addition, home equity loans originated by Champion and all non-prime automobile loans were targeted for securitization in 1997. In addition to bank and branch divestitures, activity since September 30, 1997, included the sales of $1.2 billion of education loans (of which $744 million was associated with securitizations), $1.0 billion of automobile loans, $471 million of home equity loans and $167 million of commercial real estate loans. All of the automobile loan sales and $300 million of the home equity loan sales were associated with securitizations. Included in the automobile loan sales was $949 million of prime credit loans with low returns on equity. This particular portfolio was sold during the fourth quarter of 1997 in keeping with Key's strategy of divesting assets which do not support its return on equity objective. Management will continue to explore opportunities for sales and/or other arrangements with respect to certain loan portfolios, consistent with prudent asset/liability management practices. Securitizations in particular will also be considered as an alternative source of funds.

Excluding the net impact of acquisitions, sales and divestitures, loan portfolios (other than one-to-four family mortgages and loans held for sale) increased $6.8 billion, or 15%, since September 30, 1997, and were up $5.9 billion, or an annualized 18% from the 1997 year end. Key's policy since 1994 regarding new originations of one-to-four family mortgage loans is to originate such loans as a customer and community accommodation, but to retain few of such loans on the balance sheet due to their marginal returns. Over the past year, the largest growth in Key's loan portfolio came from commercial loans which rose by $4.9 billion, due primarily to higher levels of commercial, financial and agricultural loans (up $2.6 billion), real estate-construction loans (up $1.2 billion) and lease financing receivables (up $1.0 billion). Additionally, consumer loans rose by $1.8 billion, and included increases of $1.1 billion in home equity loans and $779 million in installment loans.

                        FIGURE 13 LOANS SOLD AND DIVESTED


                                                                            COMMERCIAL     CREDIT CARD
in millions                    EDUCATION      AUTOMOBILE     HOME EQUITY    REAL ESTATE    RECEIVABLES    ALL OTHER       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
         1998
-----------------------
Third quarter                     $201              --           $374            --            --             --         $   575

Second quarter                      45              --             53          $167            --           $124(1)          389

First quarter                       71              --             --            --            --             20(1)           91
---------------------------------------------------------------------------------------------------------------------------------

                                  $317               --          $427          $167             --          $144          $1,055
                                 =====                          =====         =====                        =====          ======

         1997
-----------------------
Fourth quarter                 $   879          $1,046          $  44            --            --           $147(1)       $2,116

Third quarter                      100             112            205            --          $324            491(1)        1,232

Second quarter                      52             103             --            --            --             --             155

First quarter                       31             456             --            --            41             --             528

---------------------------------------------------------------------------------------------------------------------------------
     Total                      $1,062          $1,717           $249             --         $365           $638          $4,031
                                =======         =======          =====                       =====          =====         ======

---------------------------------------------------------------------------------------------------------------------------------


1 Part of branch divestitures, including the sale of KeyBank Wyoming in the third quarter of 1997.

The $6.0 billion increase in loans from the December 31, 1997, level also reflected strong growth in loan portfolios other than one-to-four family mortgages and loans held for sale. Excluding the second quarter 1998 acquisition of the marine/recreational installment loan portfolio and the impact of 1998 loan sales and branch divestitures shown in Figure 13, such loans increased $5.9 billion, or an annualized 18%, during the first nine months of 1998. Commercial loans accounted for $4.2 billion of the increase with the largest growth coming from commercial, financial and agricultural loans (up $2.4 billion) and construction loans (up $1.0 billion). On the same basis, the aggregate annualized growth rate of average outstanding balances in the commercial loan portfolio was 21% for the third quarter of 1998 and has exceeded 12% for every quarter since the second quarter of 1997. Consumer loans contributed $1.7 billion to the year-to-date increase in loans, due principally to growth in the home equity portfolio.

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

          FIGURE 14 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED


                                   SEPTEMBER 30,          DECEMBER 31,         SEPTEMBER 30,
in millions                                 1998                  1997                 1997
--------------------------------------------------------------------------------------------
Education loans                           $2,363                $2,611               $1,908
Automobile loans                           1,099                 1,601                  847
Home equity loans                            813                   735                  869
--------------------------------------------------------------------------------------------
     Total                                $4,275                $4,947               $3,624
                                          =======               =======              ======

--------------------------------------------------------------------------------------------



SECURITIES
At September 30, 1998, the securities portfolio totaled $6.9 billion, consisting of $5.9 billion of securities available for sale and $1.0 billion of investment securities. This compares with a total portfolio of $8.9 billion, comprised of $7.7 billion of securities available for sale and $1.2 billion of investment securities, at December 31, 1997. The composition of the two securities portfolios by type of security, as of each of these respective dates, is presented in Note 4, Securities, beginning on page 11. The decrease in collateralized mortgage obligations and other mortgage backed securities since the 1997 year end was due primarily to scheduled amortization, as well as prepayments which occurred in connection with refinancings completed in the continued low interest rate environment. Certain information pertaining to the composition, yields, and maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively.

                     FIGURE 15 SECURITIES AVAILABLE FOR SALE


                                                                                    OTHER                OTHER
                              U.S. TREASURY,    STATES AND  COLLATERALIZED       MORTGAGE-            RETAINED
                                AGENCIES AND     POLITICAL        MORTGAGE         BACKED         INTERESTS IN          OTHER
dollars in millions             CORPORATIONS  SUBDIVISIONS     OBLIGATIONS(1)  SECURITIES(1)   SECURITIZATIONS     SECURITIES
--------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
Maturity:
    One year or less                  $  82        $  1            $   937      $     14              ---              $  14
    After one through five years         21          55              1,784         1,492             $184                  9
    After five through ten years         16          19                 53           883              218                  2
    After ten years                      21           2                ---            44              ---                 77(3)
--------------------------------------------------------------------------------------------------------------------------------

Fair value                             $140         $77             $2,774        $2,433             $402               $102
Amortized cost                          138          75              2,743         2,390              421                 93
Weighted average yield                 7.11%       6.09%              6.76%         7.19%            8.84%              5.31%
Weighted average maturity         4.1 YEARS   5.6 YEARS          1.8 YEARS     4.1 YEARS        3.2 YEARS         9.0 YEARS
--------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Fair Value                             $204         $52             $4,051        $2,951             $374                $76
Amortized cost                          202          52              4,045         2,908              418                 75
--------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997
Fair Value                             $574         $50             $3,382        $3,165             $315                $77
Amortized cost                          572          50              3,376         3,130              348                 75

--------------------------------------------------------------------------------------------------------------------------------


                                           WEIGHTED
                                            AVERAGE
dollars in millions               TOTAL       YIELD(2)
----------------------------------------------------
SEPTEMBER 30, 1998
Maturity:
    One year or less              $  1,048    6.74 %
    After one through five years     3,545    7.10
    After five through ten years     1,191    7.34
    After ten years                    144    6.15
----------------------------------------------------

Fair value                          $5,928     ---
Amortized cost                       5,860    7.06 %
Weighted average yield                7.06%    ---
Weighted average maturity        3.1 YEARS     ---
----------------------------------------------------
DECEMBER 31, 1997
Fair Value                          $7,708     ---
Amortized cost                                7.19 %
                                     7,700
----------------------------------------------------
SEPTEMBER 30, 1997
Fair Value                          $7,563     ---
Amortized cost                                6.70 %
                                     7,551

----------------------------------------------------




1 Maturity is based upon expected average lives rather than contractual terms.

2 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

3 Includes equity securities with no stated maturity.

                         FIGURE 16 INVESTMENT SECURITIES


                                         STATES AND                                        WEIGHTED
                                          POLITICAL          OTHER                          AVERAGE
 dollars in millions                   SUBDIVISIONS     SECURITIES           TOTAL            YIELD(1)
----------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
Maturity:
    One year or less                           $206           $ 10            $216             7.89 %
    After one through five years                337             83             420             8.31
    After five through ten years                136            ---             136             9.83
    After ten years                              30            182             212             5.93
----------------------------------------------------------------------------------------------------

Amortized cost                                 $709           $275            $984             7.50 %
Fair value                                      740            275           1,015              ---
Weighted average yield                         8.81 %         5.60 %          7.50 %            ---
Weighted average maturity                 3.3 YEARS      7.0 YEARS       4.1 YEARS              ---

----------------------------------------------------------------------------------------------------
DECEMBER 31, 1997
Amortized cost                                $ 973           $257          $1,230             7.59 %
Fair value                                    1,005            257           1,262              ---

----------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1997
Amortized cost                               $1,105           $239          $1,344             8.42 %
Fair value                                    1,139            239           1,378              ---

----------------------------------------------------------------------------------------------------

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

As shown in Figure 17, net loan charge-offs for the third quarter of 1998 were $71 million, or .48% of average loans, compared with $85 million, or .64% of average loans, for the same period last year. The reduction in net charge-offs was concentrated in the installment segment of the consumer loan portfolio and reflects the improvement in credit quality. Net charge-offs in this segment of the loan portfolio have decreased in each of the last four quarters. Overall, the level of Key's quarterly net loan charge-offs has been fairly consistent for almost two years and has benefited from the fourth quarter 1997 sale of $949 million of prime credit automobile loans. At $71 million, the provision for loan losses for the third quarter of 1998 was at the lowest level since the first quarter of last year. The provision for loan losses matched the level of net charge-offs in accordance with management's long-standing policy of maintaining the provision at a level equal to or above net charge-offs.

                    FIGURE 17 SUMMARY OF LOAN LOSS EXPERIENCE


                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------     -------------------------------
dollars in millions                                       1998             1997             1998             1997
------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period             $ 58,559         $ 52,708         $ 56,332         $ 50,778
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period        $    900         $    880         $    900         $    870
Loans charged off:
     Commercial, financial and agricultural                   18               17               53               39
     Real estate--commercial mortgage                          5                8               12               13
     Real estate--construction                                --               --                2                2
     Commercial lease financing                                4                2                6                5
------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                              27               27               73               59
     Real estate--residential mortgage                         3                3                8                8
     Home equity                                               1                2                5                3
     Credit card                                              25               25               79               86
     Consumer--direct                                          9                9               32               27
     Consumer--indirect                                       26               39               91               99
------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                64               78              215              223
------------------------------------------------------------------------------------------------------------------------
                                                              91              105              288              282
Recoveries:
     Commercial, financial and agricultural                    5                7               20               23
     Real estate--commercial mortgage                          2                2                4                7
     Real estate--construction                                 1                2                3                2
     Commercial lease financing                               --               --                1               --
------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                               8               11               28               32
     Real estate--residential mortgage                         1               --                3                2
     Credit card                                               2                2                7                6
     Consumer--direct                                          2                1                5                5
     Consumer--indirect                                        7                6               25               20
------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                12                9               40               33
------------------------------------------------------------------------------------------------------------------------
                                                              20               20               68               65
------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                        (71)             (85)            (220)            (217)
Provision for loan losses                                     71              102              220              244
Allowance acquired/sold, net                                  --                3               --                3
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period              $    900         $    900         $    900         $    900
                                                        ========         ========         ========         ========

------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                        .48 %            .64 %            .52 %            .57 %
Allowance for loan losses to period end loans               1.51             1.68             1.51             1.68
Allowance for loan losses to nonperforming loans          250.00           247.25           250.00           247.25
------------------------------------------------------------------------------------------------------------------------




The Allowance at September 30, 1998, was $900 million, or 1.51% of loans, compared with $900 million, or 1.68% of loans, at September 30, 1997. Included in the 1998 and 1997 Allowance was $41 million and $21 million, respectively, which was specifically allocated for impaired loans. For a further discussion of impaired loans see Note 6, Impaired Loans and Other Nonperforming Assets, on page 13. At September 30, 1998, the Allowance was 250.00% of nonperforming loans, compared with 236.22% at December 31, 1997, and 247.25% at September 30, 1997. There have been no significant changes in the allocation of the Allowance since the 1997 year end.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $402 million at September 30, 1998, and represented .68% of loans, OREO and other nonperforming assets compared with $431 million, or .81%, at year end 1997 and $411 million, or .77%, at September 30, 1997. The level of nonperforming assets has remained consistent over the past seven quarters, ranging from a high of $433 million at June 30, 1997, to a low of $402 million at September 30, 1998.

          FIGURE 18 SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS


                                                   SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
dollars in millions                                        1998                 1997                  1997
------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                     $ 132               $ 162               $ 162
Real estate--commercial mortgage                              97                  88                  77
Real estate--construction                                      5                  21                  24
Commercial lease financing                                    22                   5                   3
Real estate--residential mortgage                             70                  58                  56
Consumer                                                      34                  47                  42
-----------------------------------------------------------------------------------------------------------
      Total nonperforming loans(1)                           360                 381                 364
OREO                                                          58                  66                  67
Allowance for OREO losses                                    (19)                (21)                (22)
-----------------------------------------------------------------------------------------------------------
      OREO, net of allowance                                  39                  45                  45
Other nonperforming assets                                     3                   5                   2
-----------------------------------------------------------------------------------------------------------
      Total nonperforming assets                           $ 402               $ 431               $ 411
                                                           =====               =====               =====

-----------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                    $ 167               $ 132               $ 138

-----------------------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                      .61 %               .71 %               .68 %
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets                    .68                 .81                 .77

-----------------------------------------------------------------------------------------------------------



1 Includes impaired loans of $193 million, $196 million and $184 million at September 30, 1998, December 31, 1997, and September 30, 1997, respectively.

DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the third quarter of 1998, these deposits averaged $36.5 billion and represented 54% of Key's funds supporting earning assets, compared with $38.4 billion and 62%, respectively, during the third quarter of 1997. The decrease in core deposits was due primarily to declines in the levels of savings deposits, NOW accounts and time deposits. This resulted from primarily the sale of KeyBank Wyoming in July 1997 and the divestiture of 122 other branch offices since mid-1997. The divested branches (including KeyBank Wyoming) had deposits of approximately $3.0 billion. Also contributing to both the decrease and change in the mix of core deposits were investment alternatives pursued by customers in response to the strength of the stock and bond markets. The increase in money market deposit accounts over the past four quarters reflects these customer preferences as well as actions taken by management to reprice such deposits.

Purchased funds, which are comprised of large certificates of deposit, deposits in foreign offices and short-term borrowings, averaged $19.1 billion during the third quarter of 1998, up $1.9 billion, or 11%, from the comparable prior year period. As illustrated in Figure 4, the increase was attributable primarily to short-term borrowings which rose by $2.8 billion. Purchased funds have been more heavily relied upon to offset declines in the volume of core deposits and to fund earning asset growth.

      FIGURE 19 MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

September 30, 1998                            DOMESTIC         FOREIGN
in millions                                    OFFICES         OFFICES           TOTAL
---------------------------------------------------------------------------------------
Time remaining to maturity:
     Three months or less                       $1,782          $2,024          $3,806
     Over three through six months                 729              --             729
     Over six through twelve months                620              --             620
     Over twelve months                            559              --             559
---------------------------------------------------------------------------------------
          Total                                 $3,690          $2,024          $5,714
                                                =======         =======         ======

---------------------------------------------------------------------------------------

LIQUIDITY
Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key maintains liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of its loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by 961 full-service KeyCenters in 13 states. Key monitors deposit flows and evaluates alternate pricing structures with respect to its deposit base. This process is managed by Key's Funds & Investment Management Group, which monitors the overall mix of funding sources in conjunction with deposit pricing and in response to the structure of the earning assets portfolio. In addition, Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve system for short-term liquidity requirements should the need arise. In addition, KeyBank USA, has a line of credit with the Federal Reserve, which provides for overnight borrowings of up to $944 million and is secured by $1.4 billion of KeyBank USA's credit card receivables at September 30, 1998. There were no borrowings outstanding under this line of credit as of September 30, 1998.

During the first nine months of 1998, Key's affiliate banks raised $9.4 billion under Key's Bank Note Program. Of the notes issued during 1998, $3.8 billion have original maturities in excess of one year and are included in long-term debt, while $5.6 billion have original maturities of one year or less and are included in short-term borrowings. On October 27, 1998, Key commenced a new Bank Note Program which provides for the issuance of up to $20 billion ($19 billion by KeyBank N.A. and $1 billion by KeyBank USA).

Under Key's Euronote Program, the parent company, KeyBank N.A. and KeyBank USA may issue both long- and short-term debt of up to $5 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There was $1.4 billion of borrowings outstanding under this facility as of September 30, 1998, $579 million of which was issued during the current year.

The parent company has a commercial paper program and a four-year revolving credit agreement; each facility provides funding availability of up to $500 million. The proceeds from these facilities may be used for general corporate purposes. As of September 30, 1998, $10 million of borrowings was outstanding under these facilities, all of which was issued under the commercial paper program.

The parent company also has a universal shelf registration statement on file with the SEC, which provides for the possible issuance of up to $1.3 billion of debt and equity securities. At September 30, 1998, unused capacity under the shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. In addition, the parent company has access to the capital markets as a result of its favorable debt ratings which, at September 30, 1998, were as follows:


                                          Senior           Subordinated
                    Commercial           Long-Term           Long-Term
                      Paper                 Debt                Debt
               -------------------  ------------------- -------------------

Duff & Phelps           D-1                 A+                   A
Standard & Poor's       A-2                 A-                 BBB+
Moody's                 P-1                 A1                   A2

Further information pertaining to Key's sources and uses of cash for the nine-month periods ended September 30, 1998 and 1997, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at September 30, 1998, was $5.6 billion, up $372 million, or 7%, from the December 31, 1997, balance and $477 million, or 9%, from the end of the third quarter of last year. The increase from the end of the prior year and from the year-ago quarter was due primarily to retained net income and net unrealized gains on securities available for sale. In each of these periods the increase was offset in part by a net increase in treasury stock, resulting from the share repurchases discussed below. Other factors contributing to the change in shareholders' equity during the first nine months of 1998 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

In January 1998, the Board of Directors approved a share repurchase program which authorized the repurchase from that date of up to 5,000,000 Common Shares (10,000,000 shares on a post-split basis), with no expiration date for the authority. Under the program, shares may be repurchased from time to time in the open market or through negotiated transactions. No shares were repurchased under this program during the first nine months of 1998. Under a separate authorization, Key plans on repurchasing up to one-half of the 19,337,617 shares issued in October 1998 in connection with the acquisition of McDonald. During the first nine months of 1998, under this separate authorization Key repurchased 4,729,400 shares at an average price per share of $32.46. The 55,796,496 shares held in treasury at September 30, 1998, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes, such as the McDonald acquisition. During the first nine months of 1998, Key reissued 2,757,854 Treasury Shares for employee benefit and dividend reinvestment plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 8.11% at September 30, 1998, compared with 7.71% at December 31, 1997, and 7.74% at September 30, 1997. Excluding certain capital securities receiving Tier 1 treatment, these ratios are 7.15%, 7.03% and 7.04%, respectively.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier 1 and total risk-adjusted capital ratios at September 30, 1998, were 7.01% and 11.61%, respectively, compared with minimum regulatory requirements of 4.0% for Tier 1 and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At September 30, 1998, Key's leverage ratio was 6.88%. Figure 20 presents the details of Key's regulatory capital position at September 30, 1998, December 31, 1997, and September 30, 1997.

              FIGURE 20 CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS


                                                   SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
dollars in millions                                    1998             1997             1997
--------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
     Common shareholders' equity(1)                  $  5,512         $  5,170         $  5,068
     Qualifying capital securities                        747              500              500
     Less:  Goodwill                                   (1,038)          (1,071)          (1,095)
            Other intangible assets(2)                    (74)             (95)            (108)
--------------------------------------------------------------------------------------------------
          Total Tier 1 capital                          5,147            4,504            4,365
--------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses(3)                         900              847              812
     Qualifying long-term debt                          2,474            1,982            2,022
--------------------------------------------------------------------------------------------------
          Total Tier 2 capital                          3,374            2,829            2,834
--------------------------------------------------------------------------------------------------
          Total capital                              $  8,521         $  7,333         $  7,199
                                                     ========         ========         ========

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet           $ 62,422         $ 58,412         $ 57,181
     Risk-adjusted off-balance sheet exposure          12,025           10,501            8,990
     Less:  Goodwill                                   (1,038)          (1,071)          (1,095)
            Other intangible assets(2)                    (74)             (95)            (108)
     Plus: Market risk-equivalent assets                   76
--------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                   73,411           67,747           64,968
     Less:  Excess allowance for loan losses(3)            --              (53)             (88)
--------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                   $ 73,411         $ 67,694         $ 64,880
                                                     ========         ========         ========

AVERAGE QUARTERLY TOTAL ASSETS                       $ 75,886         $ 71,490         $ 70,112
                                                     ========         ========         ========

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                  7.01 %           6.65 %           6.73 %
     Total risk-adjusted capital ratio                  11.61            10.83            11.10
     Leverage ratio(4)                                   6.88             6.40             6.33

--------------------------------------------------------------------------------------------------



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

Under the Federal Deposit Insurance Act, the Federal bank regulators group FDIC-insured depository institutions into five broad categories based on certain capital ratios. The five categories are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualify as "well capitalized" at September 30, 1998, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier 1 capital and leverage ratios, respectively. Although these provisions are not directly applicable to Key under existing laws and regulations, based upon its ratios Key would also qualify as "well capitalized" at September 30, 1998. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliate banks.

On January 15, 1998, Key announced a two-for-one stock split effected by means of a 100% stock dividend payable March 6, 1998, to shareholders of record as of February 18, 1998. Except where express reference is made to Common Shares on a pre-split basis, all relevant Common Share amounts and per share data in this report have been adjusted to reflect the split.

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

Item 5.  Other Information
         -----------------

         As stated in the Proxy Statement for KeyCorp's 1998 Annual Meeting of Shareholders, the deadline for the submission to KeyCorp of certain proposals for consideration at its 1999 Annual Meeting of Shareholders is December 8, 1998. That deadline applies to proposals submitted for inclusion in KeyCorp's Proxy Statement for the 1999 Annual Meeting under the provisions of Rule 14a-8 of the Proxy Rules of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Proxy Rules"). In addition, proxies solicited by KeyCorp for the 1999 Annual Meeting will confer discretionary authority on KeyCorp to vote on other proposals submitted by shareholders for consideration at the 1999 Annual Meeting unless (a) the proposal has been given in writing to the Secretary of KeyCorp, delivered to, or mailed and received at KeyCorp's principal executive offices, not less than 60 nor more than 90 days prior to the shareholders' meeting (KeyCorp intends to, at least 75 days prior to the annual meeting, make a public disclosure of the date of the annual meeting), (b) the shareholder submitting the proposal has complied with the additional requirements set forth in
         Article 1, Section 7, of KeyCorp's Amended and Restated Regulations, and (c) the shareholder has also complied with the further requirements regarding the proposal under Rule 14a-4(c)(2)(i) through (iii) of the Proxy Rules. The date of the 1999 Annual Meeting of Shareholders has not yet been established by KeyCorp's Board of Directors, but is tentatively scheduled for May 20, 1999. If that tentative date is, in fact, fixed by the Board of Directors as the Annual Meeting date, a proposal under (a) above must be received not later than March 22, 1999, and not earlier than February 19, 1999. February 19, 1999.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

           (3) Amended and Restated Articles of Incorporation

          (10) KeyCorp Director Deferred Compensation Plan (May 6, 1998, Restatement)

          (15) Acknowledgment Letter of Independent Auditors

          (27) Financial Data Schedule (filed electronically only)

(b)      Reports on Form 8-K

         July 17, 1998 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on July 16, 1998, the Registrant issued a press release announcing its earnings results for the three-month period ended June 30, 1998.

         September 23, 1998 - Item 5. Other Events. Reporting that KeyCorp intends to repurchase prior to, or within 90 days following, the closing of the McDonald acquisition an amount of KeyCorp Common Shares which is approximately equivalent to the value of up to one-half of the shares to be issued in connection with the transaction. KeyCorp also reported that it intends to purchase shares of McDonald, within regulatory limits, prior to closing.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          KEYCORP
                                           -------------------------------------
                                                       (Registrant)


Date:  November 13, 1998                   /s/   Lee Irving
                                           -------------------------------------
                                           By:   Lee Irving
                                                 Executive Vice President
                                                 and Chief Accounting Officer