Form 10-K405
period 1998-12-31
KEYCORP /NEW/
filed 1999-03-29
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                    Yes [X]
                                     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $14,451,041,949 at February 26, 1999. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 26, 1999.)

                                  448,094,324
--------------------------------------------------------------------------------
     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 26, 1999)

Certain specifically designated portions of KeyCorp's 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                          PAGE
NUMBER                                                                        NUMBER
------                                                                        ------
          PART I
   1      Business....................................................           1
   2      Properties..................................................           7
   3      Legal Proceedings...........................................           7
   4      Submission of Matters to a Vote of Security Holders.........           7

          PART II
   5      Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................           7
   6      Selected Financial Data.....................................           8
   7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................           8
   7A     Quantitative and Qualitative Disclosures about Market
            Risk......................................................           8
   8      Financial Statements and Supplementary Data.................           8
   9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................           8

          PART III
  10      Directors and Executive Officers of the Registrant..........           8
  11      Executive Compensation......................................           8
  12      Security Ownership of Certain Beneficial Owners and
            Management................................................           8
  13      Certain Relationships and Related Transactions..............           9

          PART IV
  14      Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................           9
          Signatures..................................................          13
          Exhibits....................................................          14

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

KeyCorp, organized in 1958 under the laws of the state of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is headquartered in Cleveland, Ohio, and is engaged primarily in the business of commercial and retail banking. At December 31, 1998, it was one of the nation's largest bank holding companies with consolidated total assets of $80.0 billion. Its subsidiaries provide a wide range of banking, equipment leasing, fiduciary and other financial services to its corporate, individual and institutional customers through four businesses: Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners. These services are provided across much of the country through subsidiaries operating 968 full-service banking offices in 13 states, a 24-hour telephone banking call center services group and nearly 2,600 automated teller machines ("ATMs") as of December 31, 1998. Additional information pertaining to the four businesses referred to above is included in the Line of Business Results section beginning on page 38 and in
Note 4, Line of Business Results, beginning on page 69 of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders and is incorporated herein by reference. The Corporation and its subsidiaries had 25,862 full-time equivalent employees as of December 31, 1998.

In addition to the customary banking services of accepting deposits and making loans, subsidiaries of the Corporation provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking and capital markets products and international banking services. Through its subsidiary banks, trust companies and registered investment adviser subsidiaries, KeyCorp provides investment management services to institutional and individual clients, including large corporate and public retirement plans, foundations and endowments, high net worth individuals and Taft-Hartley plans (i.e., multiemployer trust funds established for providing pension, vacation or other benefits to employees that are established in accordance with applicable law). In addition, investment management subsidiaries serve as investment advisers to KeyCorp's proprietary mutual funds.

KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident and health insurance on loans made by subsidiary banks, venture capital, community development financing, securities underwriting and brokerage, automobile financing and other financial services. KeyCorp is an equity participant in joint ventures with Integrion Financial Network, L.L.C., which is building a platform for electronic banking, and Key Merchant Services, L.L.C., which provides merchant services to businesses. On February 28, 1999, Electronic Payment Services, Inc. ("EPS"), an electronic funds transfer processor in which Key held a 20% ownership interest, merged with a wholly owned subsidiary of Concord EFS, Inc., a Delaware corporation, with EPS as the surviving corporation. Key received approximately 5.9 million shares of Concord EFS and recorded a gain on the transaction.

The following financial data is included in the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

               DESCRIPTION OF FINANCIAL DATA                  PAGE
               -----------------------------                  ----
Selected Financial Data.....................................   36
Average Balance Sheets, Net Interest Income and
  Yields/Rates..............................................   40
Components of Net Interest Income Changes...................   42
Composition of Loans........................................   50
Maturities and Sensitivity of Certain Loans to Changes in
  Interest Rates............................................   51
Securities Available for Sale...............................   52
Investment Securities.......................................   52
Allocation of the Allowance for Loan Losses.................   53
Summary of Loan Loss Experience.............................   54
Summary of Nonperforming Assets and Past Due Loans..........   55
Maturity Distribution of Time Deposits of $100,000 or
  More......................................................   55
Impaired Loans and Other Nonperforming Assets...............   73
Short-Term Borrowings.......................................   73

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

MERGERS, ACQUISITIONS AND DIVESTITURES

The information presented in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 68 of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders is incorporated herein by reference.

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

In recent years, mergers between financial institutions have added competitive pressure to Key's core banking services. In addition, competition is expected to intensify as a consequence of interstate banking and branching laws now in effect which permit banking organizations to expand geographically. See "Interstate Banking and Branching" and "Financial Modernization Legislation" herein.

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

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in commercial or industrial activities.

The Corporation's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal banking agencies. KeyCorp operates two full-service, FDIC-insured national bank subsidiaries, KeyBank National Association ("KeyBank") and Key Bank USA, National Association ("KeyBank USA"), and six national bank subsidiaries whose activities are limited to that of a fiduciary. All of KeyCorp's national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Because the deposits in KeyBank and KeyBank USA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over both banking subsidiaries. The Corporation also operates two state-chartered trust company subsidiaries that are subject to regulation, supervision and examination by state banking authorities.

The Corporation also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies and self-regulated organizations. For example, the Corporation's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. or the New York Stock Exchange, and state securities regulators; the Corporation's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of the Corporation may be subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

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

The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. All of the Corporation's national bank subsidiaries are subject to these restrictions.

In addition, if, in the opinion of a Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDIA"), an insured depository institution may not pay any dividend if payment would cause it to become less than "adequately capitalized". See "Regulatory Capital Standards and Related Matters--Prompt Corrective Action." The FDIA also prohibits the payment of any dividend while the institution is in default in the payment of any assessment due to the FDIC. Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

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

Depositor Preference. The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver would be afforded a priority over other general unsecured claims against such an institution, including Federal funds and letters of credit. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent holding company, in order of priority of payment.

Liability of Commonly Controlled Institutions. Under the FDIA an insured depository institution which is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution which is in danger of default. The term "default" is defined generally to mean the appointment of a conservator or receiver and the term "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Regulatory Capital Standards and Related Matters

Regulatory Capital. Applicable law and regulation define and prescribe minimum levels of regulatory capital for bank holding companies and their banking subsidiaries. Adequacy of regulatory capital is assessed periodically by the Federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities, and commencement of new activities.

Bank holding companies are subject to risk-based capital guidelines adopted by the Federal Reserve Board. These guidelines establish minimum ratios of qualifying capital to risk-weighted assets. Qualifying capital includes Tier 1 capital and Tier 2 capital. Risk-weighted assets are calculated by assigning varying risk-weights to broad categories of assets and off-balance-sheet exposures, based primarily on counterparty credit risk. The required minimum Tier 1 risk-based capital ratio, calculated by dividing Tier 1 capital by risk-weighted assets, is currently 4%. The required minimum total risk-based capital ratio is currently 8%. It is calculated by dividing the sum of Tier 1 capital and Tier 2 capital not in excess of Tier 1 capital, after deductions for investments in certain subsidiaries and associated companies and for reciprocal holdings of capital instruments, by risk-weighted assets.

Tier 1 capital includes common equity, qualifying perpetual preferred equity, and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, perpetual preferred equity not includable in Tier 1 capital, and limited amounts of term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses.

Effective January 1, 1998, the Federal Reserve Board amended its risk-based capital rules to require banking organizations having relatively large trading activities (such as Key) to maintain capital for market risk in an amount that may be calculated by using internal value-at-risk models which meet the standards prescribed by the rules. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 1998, Key's Tier 1 and total capital to risk-weighted assets ratios were 7.21% and 11.69%, respectively, which include all required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board's leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4%. Neither Key nor any of its banking affiliates has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. At December 31, 1998, Key's Tier 1 capital leverage ratio was 6.95%.

The Corporation's national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 1998, each of the Corporation's banking subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

Besides establishing regulatory minimum ratios of capital to assets for all bank holding companies and their banking subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks which are not taken into account in the computation of the capital ratios yet affect the overall supervisory evaluation of a banking organization's regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised the Corporation or any national bank subsidiary of the Corporation of any specific minimum risk-based or leverage capital ratio applicable to the Corporation or such national bank subsidiary.

Amendments were adopted by the Federal Reserve Board and OCC in 1998 to address the risk-based and leverage capital treatment of (i) mortgage and nonmortgage servicing assets, purchased credit card relationships, and interest-only strips receivable on serviced assets and (ii) pretax net unrealized holding gains on available-for-sale equity securities having readily determinable fair values. Another amendment adopted by the Federal Reserve Board in 1998 clarified that all but either the most highly rated bank holding companies or those bank holding companies which have implemented the Federal Reserve Board's risk-based capital measure for market risk are subject to a minimum 4% Tier 1 capital leverage ratio. In March 1999, the OCC adopted its proposed amendment which similarly clarifies that the same minimum 4% Tier 1 capital leverage ratio requirement applies to all but the most highly rated national banks. Amendments proposed in 1997 but not acted upon during 1998 by the Federal Reserve Board and OCC include proposals to address the risk-based capital treatment of recourse obligations, direct credit substitutes, and securitized transactions. Finally, proposals that make uniform the risk-based capital treatment for loans secured by junior liens on 1-4 family residential properties, construction loans on presold residential properties, and investments in mutual funds were adopted by the Federal Reserve Board and OCC in March 1999.

Prompt Corrective Action. The "prompt corrective action" provisions of the FDIA added by the FDIC Improvement Act ("FDICIA") create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution's capital level. This framework and the authority it confers on the Federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, FDIC deposit insurance limits on pass-through deposits, limits on exposure to interbank liabilities, risk-based FDIC deposit insurance premium assessments, and expedited action upon regulatory applications.

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized -- using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% or greater and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 1998, each KeyCorp insured depository institution subsidiary met the requirements for the "well capitalized" capital category. An institution's prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

FDIC DEPOSIT INSURANCE AND FINANCING CORPORATION BOND ASSESSMENTS

Since substantially all of the deposits of the Corporation's depository institution subsidiaries are insured up to applicable limits by the FDIC, these subsidiaries are subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 1998 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution's capitalization and Federal supervisory evaluation. Each of the Corporation's depository institution subsidiaries in 1998 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key's earnings.

Beginning in 1997, all BIF-member institutions are required to join with SAIF-member institutions in servicing the approximately $793 million of annual interest on 30-year non-callable bonds issued by the Financing Corporation ("FICO") in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO bond assessments are separate from and in addition to deposit insurance premium assessments and, unlike deposit insurance premium assessments, do not vary with the depository institution's capitalization and Federal supervisory evaluation. Federal law requires the FICO assessment rate on BIF assessable deposits to be one-fifth of that imposed on SAIF assessable deposits through 1999, or until BIF and SAIF are merged, whichever occurs first, when BIF and SAIF assessable deposits will be assessed at the same rate. For 1998, the average annualized FICO assessment rates were $.06105 per $100 of SAIF-assessable deposits and $.01221 per $100 of BIF-assessable deposits. The 1998 FICO assessment expense to Key was approximately $6 million.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. The Interstate Act generally authorizes bank holding companies to acquire banks located in any state, and also generally permits FDIC-insured banks located in different states to merge, allowing the resulting institution to operate interstate branches. In addition, the Interstate Act allows an FDIC-insured bank to establish (or acquire) and operate a branch in a state in which such bank does not maintain a branch if that state expressly permits such transactions. Using the authority conferred by the Interstate Act, during the period from mid-1997 through mid-1998, the number of FDIC-insured depository institutions operated by the Corporation decreased from thirteen to two -- KeyBank and KeyBank USA.

FINANCIAL MODERNIZATION LEGISLATION

Congress, the President, the Federal banking agencies and most participants in the financial services industry have recognized the need for comprehensive Federal financial modernization legislation which would enhance customer choice in the financial services marketplace, eliminate anti-competitive regulatory disparities among financial services providers, and increase competition among providers of financial services. No such legislation, however, was enacted during 1998. It is impossible to predict whether or in what form any such Federal financial modernization legislation may be adopted in the future, and, if adopted, what its effect will be on Key.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KeyBank and KeyBank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 1998, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the banking subsidiaries of KeyCorp owned 542 of their branch banking offices and leased 426 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-year leases from inception. Additional information pertaining to Key's properties is presented in Note 1, Summary of Significant Accounting Policies, beginning on page 65 of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, Key is subject to legal actions which involve claims for substantial monetary relief. Based on information presently known to management and Key's counsel, management does not believe that there exists any legal action to which KeyCorp or any of its subsidiaries is a party, or of which their properties are the subject, that, individually or in the aggregate, will have a material adverse effect on the financial condition of Key.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders are incorporated herein by reference:

                                                                PAGE
                                                                ----
Discussion of Common Shares and shareholder information
  presented in the Capital and Dividends section............     56
Presentation of quarterly market price and cash dividends
  per Common Share..........................................     58
Discussion of dividend restrictions presented in Note 16,
  Commitments, Contingent Liabilities and Other
  Disclosures...............................................     79

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 36 of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented on pages 35 through 58 of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included in the Market Risk Management section beginning on page 43 of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 58 and on pages 61 through 84, respectively, of the Financial Review section of KeyCorp's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 20, 1999, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 15, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 20, 1999, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 20, 1999, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its final proxy statement on or before April 15, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 20, 1999, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 15, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held May 20, 1999, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 15, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp's 1998 Annual Report to
Shareholders:

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors.........    60
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................    61
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................    62
  Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996...    63
  Consolidated Statements of Cash Flow for the Years Ended
     December 31, 1998, 1997 and 1996.......................    64
  Notes to Consolidated Financial Statements................    65

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) EXHIBITS*

      3.1 Amended and Restated Articles of Incorporation of KeyCorp filed as Exhibit 3 to Form 10-Q for the quarter ended
                   September 30, 1998, and incorporated herein by reference.

      3.2          Amended and Restated Regulations of KeyCorp, effective May
                   15, 1997, filed on June 19, 1997, as Exhibit 2 to Form
                   8-A/A, and incorporated herein by reference.

      4.1          Restated Rights Agreement, dated as of May 15, 1997, between
                   KeyCorp and KeyBank National Association, as Rights Agent, filed on June 19, 1997, as Exhibit 1 to Form 8-A, and incorporated herein by reference.

     10.1          KeyCorp Short-Term Incentive Compensation Plan (January 1,
                   1997 Restatement) filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.2          KeyCorp Long-Term Cash Incentive Compensation Plan (January
                   1, 1997 Restatement) filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.3          KeyCorp Long-Term Incentive Plan (January 1, 1998) filed as
                   Exhibit 10.3 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.4          KeyCorp Annual Incentive Plan (January 1, 1998) filed as
                   Exhibit 10.4 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.5 Form of Change of Control Agreements between KeyCorp and certain executive officers of KeyCorp, effective November
                   20, 1997, filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.6 Form of Stock Performance Option Grants between KeyCorp and certain executive officers of KeyCorp, dated January 15, 1997, filed as Exhibit 10.35 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.7          Form of Stock Performance Option Grants between KeyCorp and
                   Robert W. Gillespie, dated January 2, 1998, filed as Exhibit
                   10.7 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.8 Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie, effective November 21, 1996, filed as Exhibit 10.33 to Form 10-K for the year ended December
                   31, 1996, and incorporated herein by reference.

     10.9 Employment Agreement between KeyCorp and Henry L. Meyer III, dated May 5, 1997, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.10 First Amendment to Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie, dated December 7,
                   1998.

     10.11         Amendment to Employment Agreement between KeyCorp and Henry
                   L. Meyer III, dated November 20, 1997, filed as Exhibit
                   10.10 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.12 Letter Agreement between KeyCorp and Thomas C. Stevens, dated May 10, 1996, as amended April 7, 1997, filed as
                   Exhibit 10.12 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.13         Employment Agreement between KeyCorp and William B. Summers,
                   Jr., dated October 23, 1998.

     10.14 Society Corporation 1984 Stock Option Plan, as amended, filed as Exhibit 10.14 to Form 10-K for the year ended
                   December 31, 1995, and incorporation herein by reference.

     10.15         Society Corporation 1988 Stock Option Plan, amended as of
                   September 19, 1996, filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.16         KeyCorp Directors' Stock Option Plan (November 17, 1994
                   Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.17         KeyCorp 1988 Stock Option Plan as Amended and Restated as of
                   September 19, 1996, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.18         KeyCorp 1997 Stock Option Plan for Directors, effective
                   January 16, 1997, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.19         First Amendment to KeyCorp 1997 Stock Option Plan for
                   Directors, dated November 19, 1997, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.20 Trust Agreement for certain amounts that may become payable to certain executive officers and directors of KeyCorp, dated April 1, 1997, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.21         Trust Agreement (Executive Benefits Rabbi Trust), dated
                   November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

     10.22         KeyCorp Umbrella Trust for Executives, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.27 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.23         KeyCorp Umbrella Trust for Directors, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.28 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.24         Amended and Restated Director Deferred Compensation Plan
                   (May 6, 1998 Amendment and Restatement) filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

     10.25         KeyCorp Directors' Survivor Benefit Plan, effective
                   September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.26         KeyCorp Supplemental Retirement Benefit Plan, effective
                   January 1, 1981, restated August 16, 1990, amended January
                   1, 1995, and August 1, 1996.

     10.27 KeyCorp Executive Supplemental Pension Plan, amended, restated and effective August 1, 1996, filed as Exhibit
                   10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.28         KeyCorp Amended and Restated 1991 Equity Compensation Plan
                   (Amended as of May 6, 1998). The Amendment filed as Exhibit
                   10 to Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

     10.29         First Amendment to KeyCorp Executive Supplemental Pension
                   Plan, effective January 1, 1997, filed as Exhibit 10.27 to
                   Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.30         KeyCorp Supplemental Retirement Benefit Plan for Key
                   Executives, effective July 1, 1990, restated August 16,
                   1990, amended as of January 1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.31 KeyCorp Excess 401(k) Savings Plan (Amended and Restated as of January 1, 1998).

     10.32 KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.24 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.33 KeyCorp Supplemental Retirement Plan, amended, restated and effective August 1, 1996, filed as Exhibit 10.32 to Form
                   10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.34         KeyCorp Excess Cash Balance Pension Plan (Amended and
                   Restated as of January 1, 1998).

     10.35 KeyCorp Universal Life Insurance Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     10.36         KeyCorp Supplemental Long-Term Disability Plan filed as
                   Exhibit 10.15 to Form 10-K for the year ended December 31,
                   1993, and incorporated herein by reference.

     10.37 Old KeyCorp Supplemental Disability Plan (Specimen Document) filed as Exhibit 10.17 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.38 KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998).

     10.39         McDonald & Company Investments, Inc. Stock Option Plan.

     10.40         McDonald & Company Investments, Inc. 1995 Key Employees
                   Stock Option Plan.

     12            Statement re: Computation of Ratios.

     13            KeyCorp 1998 Annual Report to Shareholders.

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

All documents listed as Exhibits 10.1 through 10.40 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the Securities and Exchange Commission. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

(b) REPORTS ON FORM 8-K

October 16, 1998 -- The Registrant's October 15, 1998, press release announcing its earnings results for the three-month and nine-month periods ended September 30, 1998.

No other reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                          KEYCORP

                                          /S/ THOMAS C. STEVENS

                                          --------------------------------------
                                          THOMAS C. STEVENS
                                          Senior Executive Vice President,
                                          General Counsel and Secretary
                                          March 18, 1999

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

         SIGNATURE                   TITLE
         ---------                   -----

* Robert W. Gillespie         Chairman, Chief
                              Executive Officer
                              (Principal Executive
                              Officer) and
                              Director

* K. Brent Somers             Senior Executive
                              Vice President and
                              Chief Financial
                              Officer (Principal
                              Financial Officer)

* Lee G. Irving               Executive Vice
                              President and Chief
                              Accounting Officer
                              (Principal
                              Accounting Officer)

* Cecil D. Andrus             Director

* William G. Bares            Director

* Albert C. Bersticker        Director

* Edward P. Campbell          Director

         SIGNATURE                   TITLE
         ---------                   -----

* Thomas A. Commes            Director

* Kenneth M. Curtis           Director

* John C. Dimmer              Director

* Stephen R. Hardis           Director

* Henry S. Hemingway          Director

* Charles R. Hogan            Director

* Douglas J. McGregor         Director

* Henry L. Meyer III          President, Chief
                              Operating Officer
                              and Director

* Steven A. Minter            Director

* M. Thomas Moore             Director

* Richard W. Pogue            Director

* Ronald B. Stafford          Director

* Dennis W. Sullivan          Director

* Peter G. Ten Eyck, II       Director

                                          /s/ Thomas C. Stevens

                                          * By Thomas C. Stevens,
                                            attorney-in-fact
                                           March 18, 1999