Form 10-Q
period 1999-03-31
KEYCORP /NEW/
filed 1999-05-17
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

               [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                     [LOGO]
                                     KEYCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                                          34-6542451
--------------------------------------------                     -------------------------------------------
      (State or other jurisdiction of                                         (I.R.S. Employer
      incorporation or organization)                                        Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                                           44114-1306
--------------------------------------------                     -------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Shares with a par value of $1 each                         447,853,743 Shares
     ----------------------------------------------              ------------------------------------
                   (Title of class)                                (Outstanding at April 30, 1999)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                               Page Number
          --------------------                                                               -----------
          Consolidated Balance Sheets --
             March 31, 1999, December 31, 1998 and March 31, 1998                                 3

          Consolidated Statements of Income --
             Three months ended March 31, 1999 and 1998                                           4

          Consolidated Statements of Changes in Shareholders' Equity --
             Three months ended March 31, 1999 and 1998                                           5

          Consolidated Statements of Cash Flow --
             Three months ended March 31, 1999 and 1998                                           6

          Notes to Consolidated Financial Statements                                              7

          Independent Accountants' Review Report                                                  22

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                                            23
             -------------------------

Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                  46
          ------------------------------------------------------



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       47
          -----------------

Item 5.   Other Information                                                                       47
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                                        47
          --------------------------------

          Signature                                                                               48

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                        KEYCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,     DECEMBER 31,       MARCH 31,
dollars in millions                                                                       1999             1998             1998
================================================================================================================================
                                                                                    (UNAUDITED)                      (UNAUDITED)
ASSETS
Cash and due from banks                                                            $      2,981    $      3,296    $      3,287
Short-term investments                                                                    1,630           1,974           1,171
Securities available for sale                                                             6,778           5,278           7,115
Investment securities (fair value: $1,031, $1,004 and $1,213)                             1,005             976           1,182
Loans, net of unearned income of $1,479, $1,533 and $1,235                               61,045          62,012          54,900
    Less: Allowance for loan losses                                                         930             900             900
--------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                            60,115          61,112          54,000
Premises and equipment                                                                      863             902             924
Goodwill                                                                                  1,435           1,430           1,052
Other intangible assets                                                                      72              79              99
Corporate owned life insurance                                                            2,032           2,008           1,921
Other assets                                                                              3,081           2,965           2,447
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                   $     79,992    $     80,020    $     73,198
                                                                                   ============    ============    ============

LIABILITIES
Deposits in domestic offices:
  Noninterest-bearing                                                              $      8,601    $      9,540    $      9,083
  Interest-bearing                                                                       32,555          32,091          32,253
Deposits in foreign office--interest-bearing                                                167             952             325
--------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                       41,323          42,583          41,661
Federal funds purchased and securities sold under repurchase agreements                   4,336           4,468           6,468
Bank notes and other short-term borrowings                                                8,242           9,728           7,442
Other liabilities                                                                         3,285           3,110           2,498
Long-term debt                                                                           15,457          12,967           9,041
Corporation-obligated mandatorily redeemable preferred capital securities
  of subsidiary trusts holding solely debentures of the Corporation (See Note 9)          1,244             997             750
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    73,887          73,853          67,860

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                     --              --              --
Common Shares, $1 par value; authorized 1,400,000,000 shares;
  issued 491,888,780 shares                                                                 492             492             492
Capital surplus                                                                           1,409           1,412           1,284
Retained earnings                                                                         5,369           5,192           4,743
Loans to ESOP trustee                                                                       (34)            (34)            (42)
Treasury stock, at cost (44,066,638, 39,437,183 and 52,573,384 shares)                   (1,075)           (923)         (1,147)
Accumulated other comprehensive (loss) income                                               (56)             28               8
--------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                            6,105           6,167           5,338
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                     $     79,992    $     80,020    $     73,198
                                                                                   ============    ============    ============
================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
dollars in millions, except per share amounts                                     1999           1998
=======================================================================================================
INTEREST INCOME
Loans                                                                     $      1,250   $      1,165
Taxable investment securities                                                        4              3
Tax-exempt investment securities                                                     9             13
Securities available for sale                                                       97            129
Short-term investments                                                              21             17
-------------------------------------------------------------------------------------------------------
  Total interest income                                                          1,381          1,327

INTEREST EXPENSE
Deposits                                                                           309            347
Federal funds purchased and securities sold under repurchase agreements             54             93
Bank notes and other short-term borrowings                                         119             98
Long-term debt, including capital securities                                       214            139
-------------------------------------------------------------------------------------------------------
  Total interest expense                                                           696            677
-------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                685            650
Provision for loan losses                                                          111             77
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                574            573

NONINTEREST INCOME
Trust and asset management income                                                  106             77
Service charges on deposit accounts                                                 81             78
Investment banking and capital markets income                                       66             47
Insurance and brokerage income                                                      57             22
Corporate owned life insurance income                                               24             23
Credit card fees                                                                    10             15
Net loan securitization income                                                      39             10
Net securities gains                                                                 4              2
Gains from divestitures                                                            148             29
Other income                                                                        74             53
-------------------------------------------------------------------------------------------------------
  Total noninterest income                                                         609            356

NONINTEREST EXPENSE
Personnel                                                                          372            294
Net occupancy                                                                       59             56
Equipment                                                                           56             43
Computer processing                                                                 54             40
Marketing                                                                           25             28
Amortization of intangibles                                                         28             23
Professional fees                                                                   15             17
Other expense                                                                      139             85
-------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                        748            586

INCOME BEFORE INCOME TAXES                                                         435            343
Income taxes                                                                       142            108
-------------------------------------------------------------------------------------------------------
NET INCOME                                                                $        293   $        235
                                                                          ============   ============
Per Common Share:
  Net income                                                              $        .65   $        .53
  Net Income - assuming dilution                                                   .65            .53
Weighted average Common Shares outstanding (000)                               449,520        438,589
Weighted average Common Shares and potential Common
  Shares outstanding (000)                                                     454,197        444,836
=======================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       ACCUMULATED
                                                                                 LOANS TO  TREASURY          OTHER
                                                       COMMON  CAPITAL  RETAINED     ESOP    STOCK,   COMPREHENSIVE  COMPREHENSIVE
dollars in millions, except per share amounts          SHARES  SURPLUS  EARNINGS  TRUSTEE   AT COST   (LOSS) INCOME         INCOME
===================================================================================================================  =============
BALANCE AT DECEMBER 31, 1997                             $492   $1,283    $4,611     $(42)  $(1,174)           $ 11
Net income                                                                   235                                              $235
Other comprehensive losses:
       Net unrealized losses on securities available
           for sale, net of income taxes of $(2)(1)                                                              (3)            (3)
                                                                                                                     -------------
                  Total comprehensive income                                                                                  $232
                                                                                                                              ====
Cash dividends on Common Shares ($.235 per share)                           (103)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-1,251,566 net
       shares                                                        1                           27
-------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                $492   $1,284    $4,743     $(42)  $(1,147)           $  8
                                                         ====   ======    ======     ====   =======            ====
===================================================================================================================
BALANCE AT DECEMBER 31, 1998                             $492   $1,412    $5,192     $(34)  $  (923)           $ 28
Net income                                                                   293                                              $293
Other comprehensive losses:
       Net unrealized losses on securities available
          for sale, net of income taxes of $(45)(1)                                                             (84)           (84)
                                                                                                                     -------------
                  Total comprehensive income                                                                                  $209
                                                                                                                              ====

Cash dividends on Common Shares ($.26 per share)                            (116)
Issuance of Common Shares under employee benefit
       and dividend reinvestment plans-925,769 net
       shares                                                       (3)                          22
Repurchase of Common Shares-5,555,224 shares                                                   (174)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                $492   $1,409    $5,369     $(34)  $(1,075)           $(56)
                                                         ====   ======    ======     ====   =======            ====
===================================================================================================================

(1)  Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
in millions                                                                                        1999            1998
=========================================================================================================================
OPERATING ACTIVITIES
Net income                                                                                 $        293    $        235
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                        111              77
    Depreciation expense and software amortization                                                   71              54
    Amortization of intangibles                                                                      28              23
    Net gains from divestitures                                                                    (148)            (29)
    Net securities gains                                                                             (4)             (2)
    Deferred income taxes                                                                           100              60
    Net (increase) decrease in mortgage loans held for sale                                          95            (263)
    Net (increase) decrease in trading account assets                                              (304)            150
   Decrease in accrued restructuring charge                                                          (1)            (11)
    Other operating activities, net                                                                 (26)            290
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           215             584
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                            (1,678)         (1,423)
Loans sold                                                                                        2,093              71
Purchases of investment securities                                                                  (66)            (26)
Proceeds from sales of investment securities                                                         --              11
Proceeds from prepayments and maturities of investment securities                                    55              78
Purchases of securities available for sale                                                       (3,287)            (21)
Proceeds from sales of securities available for sale                                                 51              18
Proceeds from prepayments and maturities of securities available for sale                         2,116             597
Net decrease in other short-term investments                                                        648             607
Purchases of premises and equipment                                                                 (23)            (16)
Proceeds from sales of premises and equipment                                                        21              42
Proceeds from sales of other real estate owned                                                        7               2
Net cash paid for divestitures                                                                       --             (89)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (63)           (149)
FINANCING ACTIVITIES
Net decrease in deposits                                                                         (1,260)         (3,271)
Net increase (decrease)in short-term borrowings                                                  (1,638)            965
Net proceeds from issuance of long-term debt, including capital securities                        3,336           1,693
Payments on long-term debt                                                                         (628)           (102)
Purchases of treasury shares                                                                       (174)             --
Proceeds from issuance of common stock pursuant to employee
   benefit and dividend reinvestment plans                                                           13              19
Cash dividends                                                                                     (116)           (103)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                              (467)           (799)
-------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                            (315)           (364)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                    3,296           3,651
-------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                   $      2,981    $      3,287
                                                                                           ============    ============
-------------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
   Interest paid                                                                           $        701    $        637
   Income taxes received                                                                             18              22
   Net amount received on portfolio swaps                                                             1               3
Noncash items:
   Assets sold                                                                                       --              24
   Liabilities sold                                                                                  --             142
   Reclassification of financial instruments from loans to securities available for sale            374              --
   Fair value of Concord EFS, Inc. shares received                                                  170              --
   Carrying amount of Electronic Payment Services, Inc. shares divested                              36              --
=========================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of KeyCorp (the "parent company") and its subsidiaries (collectively referred to as "Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1998 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 1999
As of January 1, 1999, Key adopted Statement of Financial Accounting Standard ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 134 requires an entity engaged in mortgage banking activities to classify mortgage-backed securities or other retained interests resulting from a mortgage loan securitization based on its ability and intent to sell or hold those assets. The statement conforms the accounting for securities and uncertificated interests retained after the securitization of mortgage loans with the accounting for securities and uncertificated interests retained after the securitization of other types of assets by a non-mortgage banking enterprise. To date, Key has retained only uncertificated interests resulting from mortgage loan securitizations. These retained interests are classified as either available-for-sale or trading securities. Since Key was in compliance with the standard at the date of adoption, SFAS No. 134 had minimal impact on Key's financial condition and results of operations.

As of January 1, 1999, Key adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for such costs, including the characteristics to be considered in defining internal-use software and the circumstances under which related costs should be expensed or capitalized. The provisions of SOP 98-1 are substantially consistent with Key's prior accounting policy for internally developed software. As a result, the effect of prospective adoption did not have a material impact on Key's financial condition or results of operations.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively "derivatives") and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of all derivatives qualifying as hedges will be recognized currently in earnings or comprehensive income. Depending on the nature of the hedge, and the extent to which it is effective, the changes in fair value either will be offset against the change in fair value of the hedged item (which also is recognized in earnings) or will be recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is deemed ineffective and all changes in the fair value of derivatives not designated as hedges will be recognized immediately in earnings. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application permitted. Key will adopt the provisions of SFAS No. 133 as of January 1, 2000. Key is currently reviewing SFAS No. 133 to determine the extent to which the statement will alter its use of certain derivatives in the future and the impact on its financial condition and results of operations.

                          2. EARNINGS PER COMMON SHARE


The computation of Key's basic and diluted earnings per Common Share is as follows:

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
dollars in millions, except per share amounts                  1999           1998
====================================================================================
NET INCOME                                                     $293           $235
                                                               ====           ====
------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average Common Shares outstanding (000)        449,520        438,589
    Potential Common Shares outstanding (000) (1)             4,677          6,247
------------------------------------------------------------------------------------
    Weighted average Common Shares and potential
        Common Shares outstanding (000)                     454,197        444,836
                                                            =======        =======
------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per Common Share                                $ .65          $ .53
   Net income per Common Share - assuming dilution              .65            .53
====================================================================================

(1)Dilutive common stock options.

                    3. MERGERS, ACQUISITIONS AND DIVESTITURES

Mergers, acquisitions and divestitures completed by Key during 1998 and the first three months of 1999 are summarized below.

COMPLETED MERGERS AND ACQUISITIONS
MCDONALD & COMPANY INVESTMENTS, INC.
On October 23, 1998, Key acquired McDonald & Company Investments, Inc. ("McDonald"), a full-service investment banking and securities brokerage company headquartered in Cleveland, Ohio, with assets of approximately $776 million at the time of the transaction. Under the terms of the agreement, 19,337,159 Common Shares, with a value of approximately $581 million, were issued in a transaction structured as a tax-free merger and accounted for as a purchase. Key recorded goodwill of $437 million, which is being amortized using the straight-line method over a period of 25 years. In addition, Key established a retention program for certain McDonald employees under which stock options for approximately 3.3 million Key Common Shares were granted and will vest over a three-year period, and approximately $30 million in cash may be paid over the three-year period.

LEASETEC CORPORATION
On July 1, 1997, Key acquired an 80% interest (with an option to purchase the remaining 20%) in Leasetec Corporation ("Leasetec"), an equipment leasing company headquartered in Boulder, Colorado, with assets of approximately $1.1 billion at the time of the transaction and operations in the United States and overseas. In connection with the transaction, which was accounted for as a purchase, Key recorded goodwill of approximately $126 million, which is being amortized using the straight-line method over a period of 25 years. On June 26, 1998, Key acquired the remaining 20% interest in Leasetec. This resulted in additional goodwill of approximately $26 million, which is being amortized over the remainder of the 25- year period which began July 1, 1997. In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been publicly disclosed.

COMPLETED DIVESTITURES
ELECTRONIC PAYMENT SERVICES, INC.
On February 28, 1999, Electronic Payment Services, Inc. ("EPS"), an electronic funds transfer processor in which Key held a 20% ownership interest, merged with a wholly owned subsidiary of Concord EFS, Inc., a Delaware corporation. Key received approximately 5.9 million shares of Concord EFS and recognized a gain of $134 million ($85 million after tax). The gain was recorded in gains from divestitures on the income statement.

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold to NOVA Information Systems, Inc. ("NOVA") a 51% interest in Key Merchant Services, LLC, a wholly owned subsidiary formed to provide merchant credit card processing services to businesses. Key recognized a $23 million gain ($14 million after tax) at the time of closing. Under the terms of the agreement with NOVA, Key was entitled to receive additional consideration if certain revenue-related performance targets were met. Accordingly, Key recognized a gain of $27 million in the fourth quarter of 1998 and recorded a final gain of $14 million during the first quarter of 1999. These gains were recorded in gains from divestitures on the income statement. In accordance with a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

BRANCH DIVESTITURES
During 1998, Key sold 46 branch offices with deposits of approximately $658 million, resulting in aggregate gains of $39 million ($22 million after tax). The gains were recorded in gains from divestitures on the income statement.

                           4. LINE OF BUSINESS RESULTS

Key's four major lines of business as described below are Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners.

KEY CORPORATE CAPITAL
Key offers a complete range of financing, transaction processing and financial advisory services to corporations throughout the country through its Key Corporate Capital unit. It also operates one of the largest bank-affiliated equipment leasing companies with operations conducted both domestically and throughout Europe and Asia. Key Corporate Capital's business units are organized around specialized industry client segments, inclusive of commercial real estate, lease financing, structured finance, healthcare and media/telecommunications. In serving these targeted segments, Key Corporate Capital provides a number of specialized services including international banking, corporate finance advisory services and, based on transaction volume, is a leading provider of cash management services. Key Corporate Capital also provides investment banking, capital markets, 401(k) and trust custody products through Key Capital Partners.

KEY CONSUMER FINANCE
Key Consumer Finance is responsible for Key's indirect, non-branch-based consumer loan products. This line of business specializes in automobile loans and leases, home equity loans, education loans, marine and recreational vehicle loans and credit cards. As of December 31, 1998, based on the volume of loans generated, Key Consumer Finance was one of the five largest education lenders in the nation, ranked in the top ten in retail automobile financing and was one of the leading providers of financing for consumer purchases of marine and recreational vehicles.

KEY COMMUNITY BANK
Key Community Bank is responsible for delivering a complete line of branch-based financial products and services to small businesses, consumers, and commercial banking businesses. The delivery of these products and services is accomplished through 969 full-service banking offices ("Key Centers"), a 24-hour telephone banking call center services group, nearly 2,600 automated teller machines ("ATMs") that access 14 different networks and comprise one of the largest ATM networks in the United States, and a core team of relationship management professionals.

KEY CAPITAL PARTNERS
Key Capital Partners provides clients with asset management, investment banking, capital markets, insurance and brokerage expertise, and plays a major role in generating fee income through its broad range of investment choices and customized products. This line of business is comprised of two major business groups. One group, operating under the name McDonald Investments, includes retail and institutional brokerage, equity and fixed income trading and underwriting, investment banking, capital markets products, loan syndication and trading, public finance and clearing operations. The second major business group includes asset management, mutual funds, institutional asset services, venture capital, mezzanine finance, alliance funds, wealth management and insurance. Leveraging Key's corporate and community banking distribution channels and client relationships is and will continue to be an essential factor in ensuring Key Capital Partners' future growth and success.

Selected financial data for each major line of business for the three-month periods ended March 31, 1999 and 1998, is presented in the following table. The financial information was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of Key. The selected financial data are based on internal management accounting policies which have been developed to ensure that results are compiled on a consistent basis and to reflect the underlying economics of the businesses. These policies address the methodologies applied in connection with funds transfer pricing as well as the allocation of certain costs and capital. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of transfer pricing was allocated to the lines of business based upon their respective contributions to net interest income. Indirect expenses were allocated based on actual volume measurements and other criteria, as appropriate. The provision for loan losses was allocated in an amount based primarily upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. The level of the consolidated provision for loan losses was based upon the application of a methodology designed by management to assess the adequacy of the consolidated allowance by focusing on a number of specific factors. This methodology and the factors which influence it are more fully discussed in the Allowance for Loan Losses section of Note 1, Summary of Significant Accounting Policies, beginning on page 65 of Key's 1998 Annual Report to Shareholders.

THREE MONTHS ENDED MARCH 31,                 KEY CORPORATE CAPITAL       KEY CONSUMER FINANCE         KEY COMMUNITY BANK
                                           ========================    ========================    ========================
dollars in millions                              1999          1998          1999          1998          1999          1998
===========================================================================================================================
SUMMARY OF OPERATIONS
Net interest income (TE)                         $115          $110          $159          $129          $409          $416
Noninterest income                                 26            17            62            34           131           129
Revenue sharing--KCP(1)                             6             4             1            --            41            37
---------------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                  147           131           222           163           581           582
Provision for loan losses                           6             7            55            51            31            27
Depreciation and amortization expense               6             4            15            11            55            47
Other noninterest expense                          32            31            79            68           267           274
Expense sharing--KCP(1)                             3             1            --            --            28            26
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                   100            88            73            33           200           208
Allocated income taxes and TE adjustment           37            32            28            13            66            71
---------------------------------------------------------------------------------------------------------------------------
Net income                                       $ 63          $ 56          $ 45          $ 20          $134          $137
                                                 ====          ====          ====          ====          ====          ====

Percent of consolidated net income                 22%           24%           15%            9%           46%           58%
Efficiency ratio(6)                             27.89         27.48         42.34         48.47         60.66         59.83
---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                         $14,473       $11,679       $16,072       $12,975       $26,703       $26,022
Total assets(2)                                15,302        12,294        17,459        14,210        36,028        37,410
Deposits                                          450           443           120           137        35,872        37,364
===========================================================================================================================

1 Represents the assignment of KCP revenue and expense to the lines of business principally responsible for maintaining the corresponding client relationships.

2 Substantially all revenue generated by Key's primary lines of business is derived from external clients domiciled in the United States and substantially all long-lived assets held by such lines of business are located in the United States. Long-lived assets include premises and equipment, capitalized software and goodwill.

3 Noninterest income includes gains of $134 million ($85 million after tax) in 1999 and $6 million ($4 million after tax) in 1998 from certain divestitures. Net interest income is primarily comprised of the funding cost related to unallocated nonearning assets of corporate support functions.

Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate owned life insurance, nondeductible goodwill amortization, and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 1.8% for the periods presented. Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).

The development and application of these methodologies is a dynamic process. Accordingly, financial results may be revised periodically to reflect management accounting enhancements, changes in risk profile or changes in the organization's structure. The financial data presented in the accompanying table for both the current and prior year reflects a number of revisions in Key's organization structure and funds transfer pricing methodology that occurred during the first quarter of 1999. Primary among these was the reclassification of the public sector, retail brokerage, wealth management, private banking and franchise trust businesses from Key Community Bank to Key Capital Partners and the reclassification of institutional asset services from Key Corporate Capital to Key Capital Partners. In addition, funds transfer pricing was enhanced by refining the methodology applied to the residential mortgage loan portfolio, certain deposit products with indeterminate maturities and medium-term notes. Further, unlike financial accounting, there is no authoritative guidance for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

 KEY CAPITAL PARTNERS ("KCP")              TOTAL SEGMENTS                     RECONCILING ITEMS              KEYCORP CONSOLIDATED
=============================       =========================          ==========================         =========================
    1999              1998              1999             1998              1999              1998             1999             1998
====================================================================================================================================
    $ 41              $ 29             $ 724            $ 684              $(31)             $(25)           $ 693            $ 659
     238               156               457              336               152                20              609              356
     (48)              (41)               --               --                --                --               --               --
------------------------------------------------------------------------------------------------------------------------------------
     231               144             1,181            1,020               121(3)             (5)(3)        1,302            1,015
      --                --                92               85                19                (8)             111               77
      23                13                99               75                --                 2               99               77
     210               112               588              485                61(4)             24              649              509
     (31)              (27)               --               --                --                --               --               --
------------------------------------------------------------------------------------------------------------------------------------
      29                46               402              375                41               (23)             443              352
      10                15               141              131                 9               (14)             150              117
------------------------------------------------------------------------------------------------------------------------------------
    $ 19              $ 31             $ 261            $ 244              $ 32              $ (9)           $ 293            $ 235
    ====              ====             =====            =====              ====              ====            =====            =====

       6%               13%               89%             104%               11%               (4)%            100%             100%
   87.45             68.06             58.37            55.01               N/M               N/M            60.22            58.19
------------------------------------------------------------------------------------------------------------------------------------

  $4,244            $3,145           $61,492          $53,821            $  201            $  125          $61,693          $53,946
   8,847             5,938            77,636           69,852             2,222(5)          2,270(5)        79,858           72,122
   3,101             2,663            39,543           40,607             1,570             1,027           41,113           41,634
====================================================================================================================================

4 Noninterest expense in 1999 includes a $20 million ($13 million after tax) contribution made to the Key sponsored charitable foundation and $27 million ($17 million after tax) of other nonrecurring charges.

5 Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

6 Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).

TE=Taxable Equivalent

N/M= Not Meaningful

                                  5. SECURITIES


Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on trading account assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and are reported at fair value, with unrealized gains and losses, net of income taxes, reported in shareholders' equity as a component of accumulated other comprehensive (loss) income. Gains and losses from sales of securities available for sale are computed using the specific identification method and included in net securities gains on the income statement.

During the first quarter of 1999, Key reclassified approximately $374 million of collateralized mortgage obligations from the commercial mortgage loan portfolio to the securities available for sale portfolio.

The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale and investment securities were as follows:

                                                               MARCH 31, 1999
                                               ---------------------------------------------
                                                               GROSS       GROSS
                                               AMORTIZED  UNREALIZED  UNREALIZED        FAIR
in millions                                         COST       GAINS      LOSSES       VALUE
============================================================================================
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations      $  206      $    1          --      $  207
    States and political subdivisions                 62           2          --          64
    Collateralized mortgage obligations            3,946          17      $   79       3,884
    Other mortgage-backed securities               2,006          29          11       2,024
    Retained interests in securitizations            380          --          22         358
    Other securities                                 259           9          27         241
--------------------------------------------------------------------------------------------
        Total securities available for sale       $6,859      $   58      $  139      $6,778
                                                  ======      ======      ======      ======
INVESTMENT SECURITIES
    States and political subdivisions             $  601      $   26          --      $  627
    Other securities                                 404          --          --         404
--------------------------------------------------------------------------------------------
        Total investment securities               $1,005      $   26          --      $1,031
                                                  ======      ======                  ======
============================================================================================

                                                              DECEMBER 31, 1998
                                               ---------------------------------------------
                                                               GROSS       GROSS
                                               AMORTIZED  UNREALIZED  UNREALIZED        FAIR
in millions                                         COST       GAINS      LOSSES       VALUE
============================================================================================
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations      $  420      $    2          --      $  422
    States and political subdivisions                 65           2          --          67
    Collateralized mortgage obligations            2,191          21      $    1       2,211
    Other mortgage-backed securities               2,123          34           6       2,151
    Retained interests in securitizations            345          --          17         328
    Other securities                                  84          16           1          99
--------------------------------------------------------------------------------------------
        Total securities available for sale       $5,228      $   75      $   25      $5,278
                                                  ======      ======      ======      ======
INVESTMENT SECURITIES
    States and political subdivisions             $  631      $   28          --      $  659
    Other securities                                 345          --          --         345
--------------------------------------------------------------------------------------------
        Total investment securities               $  976      $   28          --      $1,004
                                                  ======      ======                  ======
============================================================================================

                                                               MARCH 31, 1998
                                               ---------------------------------------------
                                                               GROSS       GROSS
                                               AMORTIZED  UNREALIZED  UNREALIZED        FAIR
in millions                                         COST       GAINS      LOSSES       VALUE
============================================================================================
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations      $  141      $    2          --      $  143
    States and political subdivisions                 63           1          --          64
    Collateralized mortgage obligations            3,660          11      $    5       3,666
    Other mortgage-backed securities               2,762          43          14       2,791
    Residual interests in securitizations            414          --          32         382
    Other securities                                  61           8          --          69
--------------------------------------------------------------------------------------------
        Total securities available for sale       $7,101      $   65      $   51      $7,115
                                                  ======      ======      ======      ======
INVESTMENT SECURITIES
    States and political subdivisions             $  918      $   31          --      $  949
    Other securities                                 264          --          --         264
--------------------------------------------------------------------------------------------
        Total investment securities               $1,182      $   31          --      $1,213
                                                  ======      ======                  ======
============================================================================================

Trading account assets had a fair value of $1.2 billion, $877 million and $385 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. At March 31, 1999, these assets included $74 million of retained interests in securizations.

                                    6. LOANS

Loans are summarized as follows:

                                           MARCH 31, DECEMBER 31,     MARCH 31,
in millions                                    1999         1998         1998
================================================================================
Commercial, financial and agricultural      $17,249      $17,038      $14,526
Real estate-- commercial mortgage             6,994        7,309        6,953
Real estate-- construction                    3,865        3,450        2,511
Commercial lease financing                    5,799        5,613        4,594
--------------------------------------------------------------------------------
   Total commercial loans                    33,907       33,410       28,584
Real estate-- residential mortgage            4,738        5,083        5,603
Home equity                                   7,305        7,301        5,986
Credit card                                   1,331        1,425        1,449
Consumer--direct                              2,388        2,342        2,201
Consumer--indirect lease financing            2,785        2,580        1,770
Consumer--indirect other                      6,497        7,009        5,996
--------------------------------------------------------------------------------
   Total consumer loans                      25,044       25,740       23,005
Loans held for sale                           2,094        2,862        3,311
--------------------------------------------------------------------------------
   Total loans                              $61,045      $62,012      $54,900
                                            =======      =======      =======
================================================================================

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain loans. Additional information pertaining to the notional amount, fair value and weighted average rate of such swaps as of March 31, 1999, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 17.

Changes in the allowance for loan losses are summarized as follows:

                              THREE MONTHS ENDED MARCH 31,
                              ----------------------------
in millions                            1999          1998
==========================================================
Balance at beginning of period        $ 900         $ 900
Charge-offs                            (107)         (100)
Recoveries                               26            23
----------------------------------------------------------
   Net charge-offs                      (81)          (77)
Provision for loan losses               111            77
----------------------------------------------------------
   Balance at end of period           $ 930         $ 900
                                      =====         =====
==========================================================

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At March 31, 1999, impaired loans totaled $212 million. Included in this amount are $118 million of impaired loans for which the specifically allocated allowance for loan losses is $65 million, and $94 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, impaired loans totaled $193 million, of which $95 million had a specifically allocated allowance of $42 million and $98 million were carried at their estimated fair value. The average investment in impaired loans for the first quarter of 1999 and 1998 was $202 million and $193 million, respectively.

Nonperforming assets were as follows:

                                     MARCH 31,  DECEMBER 31,      MARCH 31,
in millions                              1999          1998          1998
===========================================================================
Impaired loans                          $ 212         $ 193         $ 189
Other nonaccrual loans                    183           172           184
---------------------------------------------------------------------------
   Total nonperforming loans              395           365           373
Other real estate owned ("OREO")           49            56            67
Allowance for OREO losses                 (15)          (18)          (24)
---------------------------------------------------------------------------
   OREO, net of allowance                  34            38            43
Other nonperforming assets                  1             1             5
---------------------------------------------------------------------------
   Total nonperforming assets           $ 430         $ 404         $ 421
                                        =====         =====         =====
===========================================================================

Impaired loans are evaluated individually. The fair value of any existing collateral or an estimate of the present value of the future cash flows on the loan is used to determine the extent of the impairment. When such amounts do not support the carrying amount of the loan, the amount which management deems uncollectible is charged to the allowance for loan losses. In instances where collateral or other sources of repayment are sufficient, yet uncertainty exists regarding the ultimate repayment, an allowance is specifically allocated for in the allowance for loan losses.

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

                                8. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                             MARCH 31,  DECEMBER 31,      MARCH 31,
dollars in millions                                              1999           1998           1998
===================================================================================================
Senior medium-term notes due through 2005(1)                  $   401        $   419        $   469
Subordinated medium-term notes due through 2005(1)                133            133            182
7.50% Subordinated notes due 2006(2)                              250            250            250
6.75% Subordinated notes due 2006(2)                              200            200            200
8.125% Subordinated notes due 2002(2)                             199            199            199
8.00% Subordinated notes due 2004(2)                              125            125            125
8.40% Subordinated capital notes due 1999                          75             75             75
8.404% Notes due through 2001                                      34             34             42
All other long-term debt(8)                                         5              5             14
---------------------------------------------------------------------------------------------------
    Total parent company(9)                                     1,422          1,440          1,556

Senior medium-term bank notes due through 2004(3)               9,499          7,426          4,369
Senior euro medium-term bank notes due through 2007(4)          1,856          1,441            864
6.50% Subordinated remarketable securities due 2027(5)            313            313             --
6.95% Subordinated notes due 2028(5)                              300            300            300
7.125% Subordinated notes due 2006(5)                             250            250            250
7.25% Subordinated notes due 2005(5)                              200            200            200
6.75% Subordinated notes due 2003(5)                              200            200            200
7.50% Subordinated notes due 2008(5)                              165            165            165
7.30% Subordinated notes due 2011(5)                              107             --             --
7.85% Subordinated notes due 2002(5)                               93            200            200
7.55% Subordinated notes due 2006(5)                               75             75             75
7.375% Subordinated notes due 2008(5)                              70             70             70
Lease financing debt due through 2004(6)                          600            574            496
Federal Home Loan Bank advances due through 2028(7)               237            289            264
All other long-term debt(8)                                        70             24             32
---------------------------------------------------------------------------------------------------
    Total subsidiaries(10)                                     14,035         11,527          7,485
---------------------------------------------------------------------------------------------------
    Total long-term debt                                      $15,457        $12,967        $ 9,041
                                                              =======        =======        =======
===================================================================================================

Portfolio interest rate swaps, caps and floors are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain long-term debt. Additional information pertaining to the notional amount, fair value and weighted average rate of such financial instruments as of March 31, 1999, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 17.

(1) At March 31, 1999, December 31, 1998 and March 31, 1998, the senior medium-term notes had weighted average interest rates of 6.38%, 6.55% and 6.82%, respectively, and the subordinated medium-term notes had weighted average interest rates of 7.09%, 7.09% and 6.95%, respectively. These notes had a combination of both fixed and floating interest rates.

(2) The 7.50%, 6.75%, 8.125% and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.

(3) At March 31, 1999, December 31, 1998 and March 31, 1998, senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.11%, 5.30% and 5.33%, respectively. These notes had a combination of both fixed and floating interest rates.

(4) At March 31, 1999, December 31, 1998 and March 31, 1998, the senior euro medium-term bank notes had weighted average interest rates of 5.33%, 5.52% and 5.93%, respectively. These notes are obligations of KeyBank National Association ("KeyBank N.A.") issued under its $5.0 billion Euronote Program and had fixed and floating interest rates based on the three-month London Interbank Offered Rate ("LIBOR"). As of March 31, 1999, the Euronote Program had an unused capacity of $3.1 billion.

(5) The subordinated notes and securities are all obligations of KeyBank N.A., with the exception of the 7.55% notes which are obligations of KeyBank USA, National Association ("KeyBank USA"). These notes may not be redeemed prior to their respective maturity dates. The 7.30% notes were issued in exchange for a portion of the 7.85% notes during the first quarter of 1999.

(6) At March 31, 1999, December 31, 1998 and March 31, 1998, lease financing debt had weighted average interest rates of 5.99%, 6.56% and 7.12%, respectively, and represented primarily nonrecourse debt collateralized by lease equipment under operating, direct financing and sales type leases.

(7) At March 31, 1999, December 31, 1998 and March 31, 1998, long-term advances from the Federal Home Loan Bank ("FHLB") had weighted average interest rates of 4.97%, 5.39% and 6.01%, respectively. These advances had a combination of both fixed and floating interest rates. Real estate loans and securities of $355 million, $409 million and $368 million, at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, collateralize FHLB advances.

(8) Other long-term debt at March 31, 1999, December 31, 1998 and March 31, 1998, consisted of industrial revenue bonds, capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average interest rates of 7.02%, 7.17% and 8.03%, respectively.

(9) At March 31, 1999, unused capacity under the parent company's shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes.

(10)As of March 31, 1999, the Bank Note Program had an unused capacity of $15.7 billion.

                              9. CAPITAL SECURITIES

The corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the Corporation ("capital securities") were issued by five separate business trusts, all of whose common securities are owned by the parent company. The proceeds from the issuances of the capital securities and common securities were used to purchase debentures of the parent company. All of the trusts except for Capital C hold solely junior subordinated deferrable interest debentures of the parent company. Capital C holds solely coupon adjusted pass-through security debentures of the parent company. Both the debentures and related income statement effects are eliminated in Key's financial statements.

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

The capital securities (net of discount), common securities and related debentures are summarized as follows:

                                                                                    PRINCIPAL     INTEREST RATE          MATURITY
                                              CAPITAL                               AMOUNT OF        OF CAPITAL        OF CAPITAL
                                           SECURITIES,          COMMON            DEBENTURES,    SECURITIES AND    SECURITIES AND
   dollars in millions             NET OF DISCOUNT (1)      SECURITIES     NET OF DISCOUNT(2)     DEBENTURES(3)        DEBENTURES
==================================================================================================================================
   March 31, 1999
     KeyCorp Institutional Capital A          $  350               $11            $  361             7.826%              2026
     KeyCorp Institutional Capital B             150                 4               154             8.250               2026
     KeyCorp Institutional Capital C             250                 8               258             6.625               2029
     KeyCorp Capital I                           247                 8               255             5.816               2028
     KeyCorp Capital II                          247                 8               255             6.875               2029
---------------------------------------------------------------------------------------------------------------------------------
      Total                                   $1,244               $39            $1,283             7.048%                --
                                              ======               ===            ======
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                               $997               $31            $1,028             7.149%                --
                                                ====               ===            ======
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1998                                  $750               $23              $773             7.510%                --
                                                ====               ===              ====
==================================================================================================================================

1 The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures or upon earlier redemption as provided in the indenture. Each issue of capital securities carries an interest rate identical to that of the respective debenture. The interest rate related to the capital securities issued by Capital C may be adjusted upon the remarketing of the capital securities on the coupon adjustment date (June 1, 1999). The capital securities issued by the other trusts constitute minority interests in the equity accounts of consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board Guidelines.

2 The parent company has the right to redeem the debentures purchased by Capital A, Capital B, Capital C, Capital I and Capital II: (i) in whole or in part, on or after December 1, 2006, December 15, 2006, June 1, 2009, July 1, 2008 and March 18, 1999, respectively; (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular); and (iii) for Capital C, in whole or in part on the coupon adjustment date. If the debentures purchased by Capital A, Capital B, or Capital C are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed prior to maturity, the redemption price will be equal to 100% of the principal amount of such debentures, plus any accrued but unpaid interest. If the debentures purchased by Capital II are redeemed prior to maturity, the redemption price will be equal to the greater of (i) 100% of the principal amount plus any accrued but unpaid interest or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular) plus 20 basis points, plus any accrued but unpaid interest. The price of redemptions which occur in response to tax or capital treatment events is generally slightly more favorable than that available under other circumstances described above.

3 The interest rates for Capital A, Capital B, Capital C and Capital II are fixed interest rates. The interest rate for Capital I is a floating interest rate equal to three-month LIBOR plus 74 basis points and is repriced quarterly. The rates shown as the total at March 31, 1999, December 31, 1998 and March 31, 1998, are weighted average rates.

              10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its lead bank (KeyBank N.A.), is party to various financial instruments with off- balance sheet risk. It uses these financial instruments in the normal course of business to meet the financing needs of its clients and to manage its exposure to market risk. Market risk includes the possibility that Key's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed in the remainder of this note. In addition to the market risk inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that Key will incur a loss due to a counterparty's failure to meet its contractual obligations.

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

Key's commitments to extend credit are agreements with clients to provide financing at predetermined terms as long as the client continues to meet specified criteria. Loan commitments serve to meet the financing needs of clients and generally carry variable rates of interest, have fixed expiration dates or other termination clauses, and may require the payment of fees. Since the commitments may expire without being drawn upon, the total amount of the commitments does not necessarily represent the future cash outlay to be made by Key. The credit-worthiness of each client is evaluated on a case-by-case basis. The estimated fair values of these commitments and standby letters of credit discussed below are not material. Key does not have any significant concentrations of credit risk.

Standby letters of credit enhance the credit-worthiness of Key's clients by assuring the clients' financial performance to third parties in connection with specified transactions. Amounts drawn under standby letters of credit generally carry variable rates of interest, and the credit risk involved is essentially the same as that involved in the extension of loan facilities.

The following is a summary of the contractual amount of each class of lending-related, off-balance sheet financial instrument outstanding wherein Key's maximum possible accounting loss equals the contractual amount of the instruments.

                                                            MARCH 31,   DECEMBER 31,       MARCH 31,
in millions                                                     1999           1998           1998
====================================================================================================
Loan commitments:
   Credit card lines                                         $ 6,349        $ 6,320        $ 7,053
   Home equity                                                 4,495          4,347          4,334
   Commercial real estate and construction                     2,009          2,046          1,367
   Commercial and other                                       21,837         20,995         19,179
----------------------------------------------------------------------------------------------------
     Total loan commitments                                   34,690         33,708         31,933

Other commitments:
   Standby letters of credit                                   1,809          1,834          2,133
   Commercial letters of credit                                  136            138            137
   Loans sold with recourse                                       20             21             25
----------------------------------------------------------------------------------------------------
     Total loan and other commitments                        $36,655        $35,701        $34,228
                                                             =======        =======        =======
====================================================================================================

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES Key manages its exposure to interest rate risk, in part, by using off-balance sheet financial instruments, commonly referred to as derivatives. Instruments used for this purpose modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. The instruments must be both effective at reducing the risk associated with the exposure being managed, and designated as a risk management transaction at the inception of the derivative contract. In addition, to be considered effective, a high degree of interest rate correlation must exist between the derivative and the specified assets or liabilities being managed at inception and over the life of the derivative contract. Primary among the financial instruments used by Key to manage exposure to interest rate risk are interest rate swaps, caps and floors, otherwise referred to as portfolio swaps, caps and floors. In addition, Key uses treasury-based interest rate locks to manage the risk associated with anticipated loan securitizations.

The following table summarizes the notional amount, fair value, maturity, weighted average rate received and paid, and weighted average strike rate for the various types of portfolio swaps, caps and floors used by Key.

                                                                         MARCH 31, 1999
                                                         --------------------------------------------------------------------
                                                                                                  WEIGHTED AVERAGE RATE
                                                         NOTIONAL      FAIR     MATURITY    ---------------------------------
dollars in millions                                       AMOUNT       VALUE    (YEARS)     RECEIVE   PAY          STRIKE
=============================================================================================================================
Interest rate swaps:
   Receive fixed/pay variable-indexed amortizing(1)       $   210       $  3        .6        7.28%    5.00%         N/A
   Receive fixed/pay variable-conventional                  6,041        123       5.1        6.08     4.95          N/A
   Pay fixed/receive variable-conventional                  4,018        (11)      4.4        5.13     5.90          N/A
   Pay fixed/receive variable-forward starting                172          1       5.8        5.07     5.55          N/A
   Basis swaps                                              5,056         (7)      2.1        5.06     5.00          N/A
-----------------------------------------------------------------------------------------------------------------------------
       Total                                               15,497        109        --        5.50%    5.22%          --
Interest rate caps, collars and corridors:
   Caps purchased - one- to three-month LIBOR-based(2)      2,775          2       1.0         N/A      N/A          5.88%
   Collar - one- to three-month LIBOR-based                   250         --       1.8         N/A      N/A      4.75 and 6.50
   Collar - thirty-year U.S. Treasury-based                   250         (7)       .2         N/A      N/A      5.79 and 7.98
   1% payout corridor(3)                                      200         --        .6         N/A      N/A      6.00 to 7.00
-----------------------------------------------------------------------------------------------------------------------------
       Total                                                3,475         (5)       --          --       --           --
-----------------------------------------------------------------------------------------------------------------------------
       Total                                              $18,972       $104        --          --       --           --
                                                          =======       ====
=============================================================================================================================

                                                           DECEMBER 31, 1998
                                                         ---------------------
                                                         NOTIONAL       FAIR
dollars in millions                                       AMOUNT        VALUE
==============================================================================
Interest rate swaps:
   Receive fixed/pay variable-indexed amortizing(1)       $   311       $  4
   Receive fixed/pay variable-conventional                  4,325        223
   Pay fixed/receive variable-conventional                  4,872        (68)
   Pay fixed/receive variable-forward starting                 10         --
   Basis swaps                                              2,872         19
------------------------------------------------------------------------------
       Total                                               12,390        178
Interest rate caps, collars and corridors:
   Caps purchased - one- to three-month LIBOR-based(2)      3,175          3
   Collar - one- to three-month LIBOR-based                   250         (1)
   Collar - thirty-year U.S. Treasury-based                   250        (24)
   1% payout corridor(3)                                      200         --
------------------------------------------------------------------------------
       Total                                                3,875        (22)
------------------------------------------------------------------------------
       Total                                              $16,265       $156
                                                          =======       ====
==============================================================================

(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Includes $200 million of forward-starting caps as of March 31, 1999, and December 31, 1998.

(3) Payout is indexed to three-month LIBOR.

N/A = Not Applicable

Interest rate swap contracts involve the exchange of interest payments calculated based on an agreed-upon amount (notional amount) and are generally used to mitigate Key's exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt. Interest rate caps and floors involve the payment of a premium by the buyer to the seller for the right to receive an interest differential equal to the difference between the current interest rate and an agreed-upon interest rate ("strike rate") applied to a notional amount. Key generally purchases caps, enters into collars (a combination of simultaneously purchasing a cap and selling a floor), and enters into corridors (a combination of simultaneously purchasing a cap at a specified strike rate and selling a cap at a higher strike rate) to manage the risk of adverse movements in interest rates on specified long-term debt and short-term borrowings. The notional amount associated with the execution of swaps, caps and floors is significantly greater than the amount at risk.

Credit risk on swaps, caps and floors results from the possibility that the counterparty will not meet the terms of the contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. To mitigate this risk, Key deals exclusively with counterparties with high credit ratings. With regard to its swap contracts, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on Key's total credit exposure with each counterparty and the amount of collateral required, if any, are determined. At March 31, 1999, Key had 41 different counterparties to portfolio swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $118 million to 16 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $29 million. As of the same date, Key's aggregate credit exposure on its interest rate caps and floors totaled $4 million. Based on management's assessment as of March 31, 1999, all counterparties were expected to meet their obligations. Portfolio swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and portfolio caps and floors increased net interest income by $1 million in the first quarter of 1999 and $10 million in the first quarter of 1998.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At March 31, 1999, Key was party to $103 million and $107 million of indexed amortizing swaps that used a LIBOR index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

Based on the weighted average rates in effect at March 31, 1999, the spread on portfolio swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 28 basis points). The aggregate fair value of $109 million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized gain that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the asset or liability. The deferred gain or loss is amortized using the straight-line method over the shorter of the projected remaining life of the related contract at its termination or the underlying asset or liability. During the first quarter of 1999, swaps with a notional amount of $551 million were terminated, resulting in a deferred gain of $6 million. During the same period last year, swaps with a notional amount of $268 million were terminated, resulting in a net deferred loss of $1 million. At March 31, 1999, Key had a net deferred swap gain of $17 million with a weighted average life of 4.0 years related to the management of debt and a net deferred loss of $1 million with a weighted average life of 7.6 years related to the management of loans.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES
Key also uses interest rate swaps, caps and floors, and futures contracts for dealer activities (which are generally limited to the banks' commercial loan clients) and enters into other positions with third parties that are intended to mitigate the interest rate risk of the client positions. Interest rate swap contracts entered into with clients are typically limited to conventional swaps, as previously described. The client swaps, caps and floors, and futures, as well as the third-party positions, are recorded at their estimated fair values, and adjustments to fair value are included in investment banking and capital markets income on the income statement.

Foreign exchange forward contracts are used by Key to accommodate the business needs of its clients and for proprietary trading purposes. These contracts provide for the delayed delivery or purchase of foreign currency. The foreign exchange risk associated with such contracts is mitigated by entering into other foreign exchange contracts with third parties. Adjustments to the fair value of all such foreign exchange forward contracts are included in investment banking and capital markets income on the income statement.

Key also enters into treasury options and treasury futures options for proprietary trading purposes. Adjustments to the fair value of all such options are included in investment banking and capital markets income on the income statement.

At March 31, 1999, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $362 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. Key contracts with counterparties with high credit ratings and enters into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate, foreign exchange forward and treasury-based option contracts totaled $8 million, $7 million and $2 million, respectively, for the first three months of 1999 and $12 million, $5 million and zero, respectively, for the first three months of 1998.

 A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at March 31, 1999, and on average for the three-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $22.3 billion notional amount of client interest rate swaps presented in the table includes $10.8 billion of client swaps that receive a fixed rate and pay a variable rate, $8.4 billion of client swaps that pay a fixed rate and receive a variable rate and $3.1 billion of basis swaps. As of March 31, 1999, the client swaps had an average expected life of 6.1 years, carried a weighted average rate received of 5.94% and had a weighted average rate paid of 5.78%. Also included in the table below are interest rate swaps and caps which were executed in connection with the residual interests retained in the securitization of certain home equity loans.

                                                              MARCH 31, 1999              THREE MONTHS ENDED MARCH 31, 1999
                                                         ------------------------         ---------------------------------
                                                         NOTIONAL         FAIR                     AVERAGE        AVERAGE
in millions                                                AMOUNT         VALUE            NOTIONAL AMOUNT     FAIR VALUE
===========================================================================================================================
Interest rate contracts - client positions:
   Swap assets                                             $12,733        $   238                  $12,174        $   280
   Swap liabilities                                          9,578           (163)                   8,771           (200)
   Caps and floors purchased                                   420              1                      405              1
   Caps and floors sold                                        538             (1)                     540             (1)
   Futures purchased                                           143             (1)                     281             --
   Futures sold                                             18,066             15                   17,741             12

Interest rate contracts - securitization positions:
   Swap assets                                             $   666        $     1                  $   411             --
   Caps purchased                                              664             11                      406        $     5
   Caps sold                                                   664            (11)                     406             (5)

Foreign exchange forward contracts:
   Assets                                                  $ 1,367        $    40                  $ 1,229        $    42
   Liabilities                                               1,133            (39)                   1,073            (39)

Treasury-based option contracts:
   Options purchased                                       $ 4,367        $    56                  $ 3,958        $    64
   Options sold                                              6,166            (62)                   5,222            (56)
---------------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 1999 and 1998, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Key as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 14, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
April 13, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the consolidated financial statements and notes thereto, presented on pages 3 through 21.

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

Key's earnings results for the first quarter of 1999 reflected revenue growth from diverse fee income sources, strong consumer loan demand, continued growth in commercial lending and a high level of asset quality. Excluding a 1999 gain of $134 million from the sale of Key's 20% interest in EPS and first quarter 1998 branch divestiture gains of $6 million, noninterest income rose 36% from the year-ago quarter and comprised 41% of Key's total revenue (net interest income plus noninterest income), up from 39% last quarter and 35% a year ago. Key is aggressively moving toward its long-term goal of generating 50% of its revenue from investment advisory and other noninterest income generating activities. The progress made to date has been bolstered by the October 1998 acquisition of McDonald. At the same time, Key continues to experience strong loan growth with the largest increases coming from the home equity and commercial portfolios. Excluding the impact of sales, average outstanding home equity loans were up an annualized 22% from the fourth quarter of 1998, while commercial loan growth exceeded 10% for the eighth consecutive quarter.

Key's corporate strategy for the past several years has encompassed continued reviews of business lines to identify opportunities to generate higher earnings growth. This aspect of corporate strategy has led to an active program of selling portfolios and business units that management determines to be of low-return and/or low-growth potential. The strategy has also led to acquisitions of businesses that Key's management sees as capable of achieving double-digit earnings growth rates. The combination of these two aspects of corporate strategy has resulted in an acceleration of loan growth and a deceleration of deposit growth. As a partial response to this, Key has used securitizations to supplement traditional sources of funding. To better align its current funding sources with its ability to generate loans, Key's management will continue its focus on selling portfolios and business units determined to be of low-return and/or low-growth potential.

During the first quarter of 1999, Key also repurchased 5,555,224 of its Common Shares. This included the repurchase of 3,869,761 shares remaining under the authorization by the Board of Directors to repurchase up to 60% of the 19,337,159 shares issued in the October 1998 acquisition of McDonald. The other 1,685,463 shares were repurchased under a separate authorization that provides for the repurchase of up to 10,000,000 shares in open market or negotiated transactions. As of March 31, 1999, repurchase authority for 8,314,537 shares remained under this program which has no expiration date.

The preceding items are reviewed in greater detail in the remainder of this discussion and in the notes to the consolidated financial statements.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters. Some of the items referred to in this performance overview and in Figure 1 are more fully described in the following discussion or in the notes to the consolidated financial statements presented on pages 7 through 21. Unless otherwise indicated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

Net income for the first quarter of 1999 was $293 million, or $.65 per Common Share ($.57 per Common Share, after excluding an aggregate $57 million impact of a gain from the sale of Key's 20% interest in EPS, certain nonrecurring charges, and the provision for loan losses in excess of net charge-offs). These results compared with $235 million, or $.53 per Common Share, in the first quarter of 1998 and represented an 8% increase in per share earnings from the year-ago quarter. On an annualized basis, the return on average equity for the first quarter of 1999 was 19.48%, compared with 18.25% for the same period last year. The annualized returns on average total assets were 1.49% and 1.32% for the first quarters of 1999 and 1998, respectively. Excluding the factors comprising the $57 million impact referred to above, Key's first quarter 1999 return on average equity was 17.09% and its return on average total assets was 1.31%.

The increase in earnings relative to the first quarter of 1998 resulted from continued growth in fee income and a moderate increase in taxable-equivalent net interest income. Noninterest income for the first quarter of 1999 was $609 million, significantly higher than the $356 million recorded a year ago. Excluding the $134 million gain from the sale of EPS recorded in the first quarter of 1999 and branch divestiture gains of $6 million recorded in the first quarter of last year, noninterest income grew by $125 million, or 36%. Compared with the same period, taxable-equivalent net interest income rose by $34 million as a $6.7 billion, or 10%, increase in average earning assets (primarily commercial loans) more than offset a 19 basis point reduction in the net interest margin to 3.95%. These positive factors were partially offset by a $162 million, or 28%, increase in noninterest expense. Included in noninterest expense in the first quarter of 1999 was a $20 million contribution to the Key sponsored charitable foundation made in light of the gain realized from the sale of EPS. Excluding this contribution and $27 million of other nonrecurring charges, noninterest expense was up $115 million, or 20%, from the first quarter of last year. Contributing to the higher levels of both noninterest income and expense were the results of McDonald, acquired in October 1998. Another factor partially offsetting the growth in revenue was a higher provision for loan losses. In the first quarter of 1999, the provision exceeded the level of net charge-offs by $30 million and was $34 million higher than that of the year-ago quarter.

                             FIGURE 1 SELECTED FINANCIAL DATA

                                                        1999                                     1998
                                                       --------        --------------------------------------------------------
dollars in millions, except per share amounts             FIRST          FOURTH           THIRD          SECOND           FIRST
================================================================================================================================
FOR THE PERIOD
Interest income                                        $  1,381        $  1,411        $  1,415        $  1,372        $  1,327
Interest expense                                            696             724             734             706             677
Net interest income                                         685             687             681             666             650
Provision for loan losses                                   111              77              71              72              77
Noninterest income                                          609             447             392             380             356
Noninterest expense                                         748             667             628             602             586
Income before income taxes                                  435             390             374             372             343
Net income                                                  293             260             252             249             235
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                             $    .65        $    .58        $    .57        $    .57        $    .53
Net income-assuming dilution                                .65             .57             .57             .56             .53
Cash dividends                                              .26            .235            .235            .235            .235
Book value at period end                                  13.63           13.63           12.73           12.55           12.15
Market price:
   High                                                   34.19           34.06           39.50           44.88           39.25
   Low                                                    29.69           23.38           24.75           34.44           31.56
   Close                                                  30.31           32.00           28.88           35.63           37.81
Weighted average Common Shares (000)                    449,520         449,949         438,856         440,092         438,589
Weighted average Common Shares and
     potential Common Shares (000)                      454,197         454,527         443,750         446,568         444,836
--------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                  $ 61,045        $ 62,012        $ 59,444        $ 57,769        $ 54,900
Earning assets                                           70,458          70,240          68,568          66,941          64,368
Total assets                                             79,992          80,020          77,691          75,778          73,198
Deposits                                                 41,323          42,583          42,597          41,794          41,661
Long-term debt                                           15,457          12,967          11,353          10,196           9,041
Shareholders' equity                                      6,105           6,167           5,553           5,525           5,338
Full-time equivalent employees                           25,650          25,862          24,586          24,711          24,650
Full-service banking offices                                969             968             961             962           1,006
--------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                             1.49%           1.31%           1.32%           1.35%           1.32%
Return on average equity                                  19.48           17.12           18.14           18.47           18.25
Efficiency(1)                                             60.22           58.66           58.09           59.02           58.19
Overhead(2)                                               33.19           32.37           34.25           38.07           36.12
Net interest margin (TE)                                   3.95            3.99            4.08            4.10            4.14
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                           7.63%           7.71%           7.15%           7.29%           7.29%
Tangible equity to tangible assets                         5.86            5.93            5.79            5.91            5.81
Tier 1 risk-adjusted capital                               7.44            7.21            7.01            7.15            6.81
Total risk-adjusted capital                               11.92           11.69           11.61           11.86           11.38
Leverage                                                   7.21            6.95            6.88            7.04            6.61
================================================================================================================================

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

(1) Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).

(2) Calculated as noninterest expense (excluding certain nonrecurring charges) less noninterest income (excluding net securities transactions and gains from certain divestitures) divided by taxable-equivalent net interest income.

TE = Taxable Equivalent

CASH BASIS FINANCIAL DATA
The selected financial data presented in Figure 2 highlights the performance of Key on a cash basis for each of the last five quarters. The data presented has been adjusted to exclude the amortization of goodwill and other intangibles that do not qualify for Tier 1 capital treatment, as well as the related assets. These non-qualifying intangibles resulted from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other non-qualifying intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. As defined above and presented in Figure 2, cash basis financial data have not been adjusted to exclude the impact of other noncash items such as depreciation, the provision for loan losses and restructuring charges. This is the only section of this report in which Key's financial results are discussed on a cash basis.

                   FIGURE 2 CASH BASIS SELECTED FINANCIAL DATA

                                                        1999                                       1998
                                                     --------        ------------------------------------------------------------
dollars in millions, except per share amounts           FIRST           FOURTH            THIRD           SECOND            FIRST
==================================================================================================================================
FOR THE PERIOD
Noninterest expense                                      $722             $644             $608             $581         $    564
Income before income taxes                                461              413              394              393              365
Net income                                                316              281              270              267              254
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                               $.70             $.63             $.61             $.61         $    .58
Net income - assuming dilution                            .70              .62              .61              .60              .57
Weighted average Common Shares (000)                  449,520          449,949          438,856          440,092          438,589
Weighted average Common Shares and potential
    Common Shares (000)                               454,197          454,527          443,750          446,568          444,836
----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                           1.64%            1.44%            1.43%            1.47%            1.45%
Return on average equity                                27.87            24.02            24.43            25.08            25.37
Efficiency(1)                                           57.99            56.64            56.24            56.96            56.01
----------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NON-QUALIFYING INTANGIBLES
Goodwill average balance                               $1,428           $1,303           $1,042           $1,042         $  1,063
Non-qualifying intangibles average balance                 74               81               85               96               99
Goodwill amortization (after tax)                          21               18               15               15               16
Non-qualifying intangibles amortization (after tax)         2                3                3                3                3
==================================================================================================================================

The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

(1) Calculated as noninterest expense (excluding certain nonrecurring charges and the amortization of goodwill and non-qualifying intangibles) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).

LINE OF BUSINESS RESULTS
Presented below is a summary of the comparative financial performance of each of Key's major lines of business for the three-month periods ended March 31, 1999 and 1998, as well as a summary of significant strategic developments that occurred within those lines during the first quarter of 1999. It should be read in conjunction with Note 4, Line of Business Results, beginning on page 9. This note provides additional information pertaining to the basis of the financial results discussed and the nature of the business conducted by each line of business.

Key's net income by line of business for the three-month periods ended March 31, 1999 and 1998, is shown in Figure 3.

                             Figure 3 Net Income by Line of Business

THREE MONTHS ENDED MARCH 31,                                    CHANGE
                                                          -------------------
dollars in millions             1999         1998         AMOUNT       PERCENT
================================================================================
Key Corporate Capital          $  63        $  56         $   7         12.5%
Key Consumer Finance              45           20            25        125.0
Key Community Bank               134          137            (3)        (2.2)
Key Capital Partners(1)           19           31           (12)       (38.7)
--------------------------------------------------------------------------------
     Total segments              261          244            17          7.0
Reconciling items                 32           (9)           41          N/M
--------------------------------------------------------------------------------
     Total net income          $ 293        $ 235         $  58         24.7%
                               =====        =====         =====         ====
================================================================================

(1) Prior to the assignment of income and expense to the other lines of business, as described under the following Key Capital Partners heading, net income was $30 million and $40 million for the first three months of 1999 and 1998, respectively.

N/M = Not Meaningful

KEY CORPORATE CAPITAL
During the first quarter of 1999, Key Corporate Capital contributed approximately 22% of Key's consolidated earnings with net income of $63 million. In the same period last year, net income was $56 million, or approximately 24% of Key's consolidated earnings. The increase in earnings relative to the prior year reflected higher net interest income resulting from a 24% increase in total average loans as growth occurred in all of Key Corporate Capital's major business units. Also contributing to the improved earnings was an $11 million rise in noninterest income, led by growth in letter of credit and loan fees, and higher income from various investment banking and capital markets activities. Noninterest expense increased by $5 million compared with that of the first quarter of 1998. This was primarily attributable to an increase in depreciation and amortization expense, and higher costs associated with investment banking and capital markets activities.

KEY CONSUMER FINANCE
During the first quarter of 1999, Key Consumer Finance generated net income of $45 million, or approximately 15% of Key's consolidated earnings, up from $20 million, or approximately 9%, for the same period last year. Primary factors contributing to improved financial performance were higher levels of both net interest income and noninterest income. These positive factors were partially offset by an increase in noninterest expense and a slightly higher provision for loan losses. Net interest income increased $30 million as average loans outstanding rose 24% from the year-ago quarter. The increase in loans reflected strong growth in the home equity portfolio, as well as the April 1998 acquisition of an $805 million marine/recreational vehicle installment loan portfolio. Growth in average loans occurred despite the securitization and sale of an aggregate $2.1 billion of automobile, home equity and education loans since December 31, 1997. Gains resulting from securitizations accounted for virtually all of the $29 million increase in noninterest income from the first three months of 1998. Noninterest expense rose $15 million from the year-ago quarter due in large part to an increase in depreciation and amortization expense associated with loan servicing and higher costs incurred to expand the home equity business.

KEY COMMUNITY BANK
Efforts are currently underway to strengthen sales generation capabilities and improve efficiencies in branch-based delivery costs to support a goal of achieving at least 8% earnings growth in the retail component of Key Community Bank. In the first quarter of 1999, these efforts centered on streamlining deposit product offerings and enhancing the deposit fee structure. Excluding the allocation of indirect expenses to Key Community Bank from other KeyCorp units, core net income for Key Community Bank was up almost 8% from the first three months of 1998. On a fully allocated basis, however, in the first quarter of 1999, net income for Key Community Bank totaled $134 million, or approximately 46% of Key's consolidated earnings, compared with $137 million, or 58%, respectively, for the first three months of 1998. The slight decrease in earnings relative to the prior year reflected a decline in net interest income, coupled with increases in both the provision for loan losses and noninterest expense. These factors were partially offset by growth in noninterest income. Net interest income declined by $7 million as a moderate increase in average loans outstanding was more than offset by the impact of increased reliance on higher-cost funding. The higher cost of funds reflected the reduction in core deposits stemming from the 1998 divestiture of 46 branch offices with deposits of approximately $658 million. The provision for loan losses increased by $4 million in response to a higher level of net charge-offs, while noninterest expense rose by $3 million due primarily to an increase in depreciation and amortization expense and higher costs associated with investment banking and capital markets activities. Noninterest income was up $6 million from the year-ago quarter with the largest contributions coming from service charges on deposit accounts, investment banking and capital markets income, and a gain from the sale of certain residential mortgage loans.

KEY CAPITAL PARTNERS
During the first quarter of 1999, Key Capital Partners recorded net income of $19 million, or approximately 6% of Key's consolidated earnings, compared with $31 million, or approximately 13%, a year-ago. A significant portion of noninterest income and expense generated by Key Capital Partners is reported under either Key Corporate Capital or Key Community Bank. This reflects Key's management accounting practice of assigning such income and expense to whichever line of business is principally responsible for maintaining the relationships with clients who also avail themselves of the products and services offered by Key Capital Partners. Prior to the aforementioned assignments, Key Capital Partner's net income totaled $30 million (representing 10% of Key's consolidated earnings) in the first three months of 1999 and $40 million (representing 17% of Key's consolidated earnings) in the same period last year.

Total revenue for Key Capital Partners rose $87 million from the first three months of 1998. This was primarily due to the October 1998 acquisition of McDonald, but also reflected higher revenue from trust and asset management activities as a result of new business, the strength of the stock and bond markets and the repricing of certain services. A lower volume of investment banking, derivative and equity capital activities moderated the overall increase in revenue relative to the prior year. Noninterest expense was up $104 million from the first quarter of last year, also due largely to the impact of the McDonald acquisition and the associated increases in expenses related to personnel, depreciation and amortization.

RECONCILING ITEMS
The impact on net income from reconciling items shown in Figure 3 is primarily the result of certain nonrecurring items and charges related to unallocated nonearning assets of corporate support functions. Noninterest income included a $134 million ($85 million after tax) gain from the first quarter 1999 sale of Key's 20% interest in EPS and $6 million ($4 million after tax) of branch divestiture gains during the first quarter of 1998. Included in noninterest expense for the first quarter of 1999 was a $20 million ($13 million after tax) contribution made to the Key sponsored charitable foundation and $27 million ($17 million after tax) of other nonrecurring charges. Further information pertaining to the nonrecurring items is included in Note 4, referred to in the first paragraph of this section, and elsewhere in this management's discussion.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Key. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (including off-balance sheet instruments described in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 17), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 4. The information presented in Figure 5 provides a summary of the effect on net interest income of changes in yields/rates and average balances from the first quarter of 1998 to the first quarter of 1999. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 39.

In the first quarter of 1999, Key reclassified the distributions on its capital securities (tax-advantaged preferred securities) from noninterest expense to interest expense and restated prior quarters to conform to the current presentation. The capital securities are more fully described in Note 9, Capital Securities, beginning on page 16. As a result, the net interest margin for each quarter presented in Figure 4 was reduced by approximately 10 basis points from that previously reported and a corresponding reduction occurred in noninterest expense. As measured using the new classification, net interest income for the first quarter of 1999 was $693 million, up $34 million, or 5%, from the same period last year. This improvement reflected a 10% increase in average earning assets (primarily commercial loans) to $70.7 billion, that more than offset a 19 basis point reduction in the net interest margin to 3.95%. Compared with the fourth quarter of 1998, net interest income was relatively unchanged as an annualized 7% increase in average earning assets was offset by a 4 basis point decline in the net interest margin. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The decrease in the margin since the year-ago quarter resulted from a number of factors. Primary among these are greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios and the repricing of core deposits in a low interest rate environment. Another factor contributing to the contraction of the margin was an increase in trading account assets with low interest rate spreads associated with various capital markets activities.

Average earning assets for the first quarter totaled $70.7 billion, which was $6.7 billion, or 10%, higher than the first quarter 1998 level and $1.2 billion, or an annualized 7%, above the fourth quarter of 1998. The growth from the year-ago quarter reflected a $7.7 billion, or 14%, increase in loans with more than 70% of the increase coming from the commercial portfolio. The first quarter of 1999 marked the eighth consecutive quarter in which this portfolio has achieved annualized growth exceeding 10%. Also contributing to the growth from the 1998 first quarter were increases in the home equity, lease financing and installment segments of the consumer loan portfolio. Most of the growth in the installment segment resulted from the acquisition of an $805 million marine/recreational vehicle portfolio in April 1998. The growth in total loans relative to the prior quarter was also due primarily to strong commercial loan growth. In addition, each of the consumer segments referred to above contributed to this growth despite the securitization and sale of $1.8 billion of consumer loans during the first quarter of 1999. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loans section beginning on page 39.

Key uses portfolio interest rate swaps, caps and floors (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 17) in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $15.5 billion at March 31, 1999, from $12.4 billion at year-end 1998. Over the same period, the notional amount of interest rate caps and floors decreased $400 million to $3.5 billion. For the first quarter of 1999, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $1 million to net interest income and had virtually no impact on the net interest margin. For the same period last year, these instruments increased net interest income by $10 million and the net interest margin by 6 basis points. The manner in which interest rate swaps, caps and floors are used in Key's overall program of asset and liability management is described in the following Market Risk Management section.

      FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                              FIRST QUARTER 1999                   FOURTH QUARTER 1998
                                                     -----------------------------------     ---------------------------------
                                                     AVERAGE                      YIELD/      AVERAGE                  YIELD/
 dollars in millions                                 BALANCE     INTEREST          RATE       BALANCE     INTEREST      RATE
====================================================================================================================================
ASSETS
Loans (1,2)
    Commercial, financial and agricultural            $16,994       $  314          7.49%     $16,711       $  326        7.74%
    Real estate-- commercial mortgage                   7,176          148          8.36        7,394          158        8.48
    Real estate-- construction                          3,651           73          8.11        3,355           71        8.40
    Commercial lease financing                          5,723          103          7.30        5,241          100        7.57
------------------------------------------------------------------------------------------------------------------------------------
       Total commercial loans                          33,544          638          7.71       32,701          655        7.95
    Real estate-- residential                           4,868           91          7.58        5,174           99        7.59
    Credit card                                         1,377           49         14.43        1,388           52       14.86
    Other consumer                                     19,485          432          8.99       18,682          421        8.94
------------------------------------------------------------------------------------------------------------------------------------
       Total consumer loans                            25,730          572          9.02       25,244          572        8.99
    Loans held for sale                                 2,419           44          7.38        2,711           54        7.90
------------------------------------------------------------------------------------------------------------------------------------
       Total loans                                     61,693        1,254          8.24       60,656        1,281        8.38
Taxable investment securities                             375            4          4.33          334            2        3.53
Tax-exempt investment securities(1)                       615           13          8.57          668           15        8.91
------------------------------------------------------------------------------------------------------------------------------------
       Total investment securities                        990           17          6.96        1,002           17        6.73
Securities available for sale(1,3)                      6,004           97          6.58        6,066           99        6.47
Interest-bearing deposits with banks                       22            1         14.13           25           --       13.66
Federal funds sold and securities
    purchased under resale agreements                     749            5          2.71        1,102           11        3.96
Trading account assets                                  1,204           15          5.05          620           11        7.04
------------------------------------------------------------------------------------------------------------------------------------
       Total short-term investments                     1,975           21          4.31        1,747           22        5.00
------------------------------------------------------------------------------------------------------------------------------------
       Total earning assets                            70,662        1,389          7.97       69,471        1,419        8.10
 Allowance for loan losses                               (888)                                   (888)
 Other assets                                          10,084                                  10,385
------------------------------------------------------------------------------------------------------------------------------------
                                                      $79,858                                 $78,968
                                                     ========                                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                         $12,540           94          3.04      $12,152           98        3.20
Savings deposits                                        2,899           12          1.68        2,983           11        1.46
NOW accounts                                            1,210            4          1.34        1,205            5        1.65
Certificates of deposit ($100,000 or more)              3,646           46          5.12        3,816           52        5.41
Other time deposits                                    11,814          147          5.05       11,916          156        5.19
Deposits in foreign office                                509            6          4.78          366            5        5.01
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                 32,618          309          3.84       32,438          327        4.00
Federal funds purchased and securities
    sold under repurchase agreements                    5,077           54          4.31        5,205           61        4.65
Bank notes and other short-term borrowings              9,208          119          5.24       10,171          140        5.46
Long-term debt, including capital securities(4)        15,172          214          5.73       13,262          196        5.86
------------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities              62,075          696          4.55       61,076          724        4.70
Noninterest-bearing deposits                            8,495                                   8,810
Other liabilities                                       3,188                                   3,057
Common shareholders' equity                             6,100                                   6,025
------------------------------------------------------------------------------------------------------------------------------------
                                                      $79,858                                 $78,968
                                                     ========                                 =======

Interest rate spread (TE)                                                           3.42                                  3.40
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                            $  693          3.95%                   $  695        3.99%
                                                                    ======        ======                    ======      ======
Capital securities                                     $1,039          $19                       $997          $18
Taxable-equivalent adjustment (1)                                        8                                       8
====================================================================================================================================

(1) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(2) For purposes of these computations, nonaccrual loans are included in average loan balances.

(3) Yield is calculated on the basis of amortized cost.

(4) Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
(CONTINUED)

                                                         THIRD QUARTER 1998               SECOND QUARTER 1998
                                                  -------------------------------    -----------------------------
                                                  AVERAGE                  YIELD/    AVERAGE                YIELD/
dollars in millions                               BALANCE    INTEREST      RATE      BALANCE   INTEREST      RATE
=====================================================================================================================
ASSETS
Loans (1,2)
   Commercial, financial and agricultural          $15,815    $   328        8.23%    $15,026    $   309      8.25%
   Real estate-- commercial mortgage                 7,034        160        9.02       6,944        153      8.84
   Real estate-- construction                        3,052         69        8.97       2,694         62      9.23
   Commercial lease financing                        4,933         90        7.24       4,634         86      7.44
---------------------------------------------------------------------------------------------------------------------
     Total commercial loans                         30,834        647        8.32      29,298        610      8.35
   Real estate-- residential                         5,274        102        7.67       5,549        108      7.81
   Credit card                                       1,432         53       14.68       1,449         53     14.67
   Other consumer                                   17,423        399        9.09      16,742        380      9.10
---------------------------------------------------------------------------------------------------------------------
     Total consumer loans                           24,129        554        9.11      23,740        541      9.14
   Loans held for sale                               3,596         75        8.27       3,403         70      8.25
---------------------------------------------------------------------------------------------------------------------
     Total loans                                    58,559      1,276        8.64      56,441      1,221      8.68
Taxable investment securities                          269          3        4.05         270          4      5.51
Tax-exempt investment securities(1)                    726         15        8.20         871         18      8.29
---------------------------------------------------------------------------------------------------------------------
     Total investment securities                       995         18        7.18       1,141         22      7.63
Securities available for sale(1,3)                   6,175        105        6.75       6,765        117      6.94
Interest-bearing deposits with banks                    35          1       14.32          22          1     10.33
Federal funds sold and securities
   purchased under resale agreements                   951         12        5.01         790         10      4.92
Trading account assets                                 742         11        5.88         610         10      6.42
---------------------------------------------------------------------------------------------------------------------
     Total short-term investments                    1,728         24        5.51       1,422         21      5.92
---------------------------------------------------------------------------------------------------------------------
     Total earning assets                           67,457      1,423        8.37      65,769      1,381      8.42
Allowance for loan losses                             (888)                              (888)
Other assets                                         9,317                              9,185
---------------------------------------------------------------------------------------------------------------------
                                                   $75,886                            $74,066
                                                   =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                      $11,783         99        3.33     $11,494         95      3.32
Savings deposits                                     3,118         14        1.78       3,307         16      1.94
NOW accounts                                         1,160          5        1.71       1,250          5      1.60
Certificates of deposit ($100,000 or more)           3,399         47        5.49       3,502         49      5.61
Other time deposits                                 11,965        161        5.34      12,375        166      5.38
Deposits in foreign office                             954         13        5.41       1,095         15      5.49
---------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                32,379        339        4.15      33,023        346      4.20
Federal funds purchased and securities
   sold under repurchase agreements                  7,456         99        5.27       6,773         89      5.27
Bank notes and other short-term borrowings           7,305        108        5.87       7,710        113      5.88
Long-term debt, including capital securities(4)     12,026        188        6.20      10,277        158      6.17
---------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             59,166        734        4.92      57,783        706      4.90
Noninterest-bearing deposits                         8,485                              8,328
Other liabilities                                    2,724                              2,547
Common shareholders' equity                          5,511                              5,408
---------------------------------------------------------------------------------------------------------------------
                                                   $75,886                            $74,066
                                                   =======                            =======

Interest rate spread (TE)                                                    3.45                             3.52
---------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                       $   689        4.08%               $   675      4.10%
                                                              =======        ====                =======      ====
Capital securities                                 $   997        $19                 $   766        $14
Taxable-equivalent adjustment (1)                                   8                                  9
=====================================================================================================================







































                                                        FIRST QUARTER 1998
                                                   ----------------------------
                                                   AVERAGE               YIELD/
dollars in millions                                BALANCE  INTEREST     RATE
===============================================================================
ASSETS
Loans (1,2)
   Commercial, financial and agricultural          $14,066   $   288      8.30%
   Real estate-- commercial mortgage                 6,944       156      9.11
   Real estate-- construction                        2,347        52      8.99
   Commercial lease financing                        4,471        83      7.53
-------------------------------------------------------------------------------
     Total commercial loans                         27,828       579      8.44
   Real estate-- residential                         5,773       113      7.94
   Credit card                                       1,482        54     14.78
   Other consumer                                   15,771       359      9.23
-------------------------------------------------------------------------------
     Total consumer loans                           23,026       526      9.26
   Loans held for sale                               3,092        63      8.26
-------------------------------------------------------------------------------
     Total loans                                    53,946     1,168      8.78
Taxable investment securities                          256         3      4.53
Tax-exempt investment securities(1)                    940        19      8.20
-------------------------------------------------------------------------------
     Total investment securities                     1,196        22      7.46
Securities available for sale(1,3)                   7,457       129      7.02
Interest-bearing deposits with banks                    29         1     12.54
Federal funds sold and securities
   purchased under resale agreements                   912        11      4.89
Trading account assets                                 409         5      4.96
-------------------------------------------------------------------------------
     Total short-term investments                    1,350        17      5.11
-------------------------------------------------------------------------------
     Total earning assets                           63,949     1,336      8.47
Allowance for loan losses                             (889)
Other assets                                         9,062
-------------------------------------------------------------------------------
                                                   $72,122
                                                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                      $11,159        90      3.27
Savings deposits                                     3,499        18      2.09
NOW accounts                                         1,244         5      1.63
Certificates of deposit ($100,000 or more)           3,362        46      5.55
Other time deposits                                 12,716       171      5.45
Deposits in foreign office                           1,245        17      5.54
-------------------------------------------------------------------------------
     Total interest-bearing deposits                33,225       347      4.24
Federal funds purchased and securities
   sold under repurchase agreements                  7,117        93      5.30
Bank notes and other short-term borrowings           6,683        98      5.95
Long-term debt, including capital securities(4)      9,076       139      6.21
-------------------------------------------------------------------------------
     Total interest-bearing liabilities             56,101       677      4.89
Noninterest-bearing deposits                         8,409
Other liabilities                                    2,390
Common shareholders' equity                          5,222
-------------------------------------------------------------------------------
                                                   $72,122
                                                   =======

Interest rate spread (TE)                                                 3.58
-------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                      $   659      4.14%
                                                             =======      ====
Capital securities                                 $   750       $14
Taxable-equivalent adjustment (1)                                  9
===============================================================================

               FIGURE 5 COMPONENTS OF NET INTEREST INCOME CHANGES

                                                  FROM THREE MONTHS ENDED MARCH 31, 1998,
                                                   TO THREE MONTHS ENDED MARCH 31, 1999
                                               ------------------------------------------
                                                   AVERAGE         YIELD/             NET
in millions                                         VOLUME          RATE           CHANGE
=========================================================================================
INTEREST INCOME
Loans                                               $ 161         $ (75)        $  86
Taxable investment securities                           1            --             1
Tax-exempt investment securities                       (7)            1            (6)
Securities available for sale                         (24)           (8)          (32)
Short-term investments                                  7            (3)            4
-----------------------------------------------------------------------------------------
     Total interest income (TE)                       138           (85)           53

INTEREST EXPENSE
Money market deposit accounts                          11            (7)            4
Savings deposits                                       (3)           (3)           (6)
NOW accounts                                           --            (1)           (1)
Certificates of deposit ($100,000 or more)              4            (4)           --
Other time deposits                                   (12)          (12)          (24)
Deposits in foreign office                             (9)           (2)          (11)
-----------------------------------------------------------------------------------------
     Total interest-bearing deposits                   (9)          (29)          (38)
Federal funds purchased and securities sold
     under repurchase agreements                      (24)          (15)          (39)
Bank notes and other short-term borrowings             34           (13)           21
Long-term debt, including capital securities           87           (12)           75
-----------------------------------------------------------------------------------------
     Total interest expense                            88           (69)           19
-----------------------------------------------------------------------------------------
     Net interest income (TE)                       $  50         $ (16)        $  34
                                                    =====         =====         =====
======================================================================================

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

TE = Taxable Equivalent

MARKET RISK MANAGEMENT
Market risk is the exposure to economic loss that arises from changes in the values of certain market risk sensitive instruments. Types of market risk include interest rate, foreign exchange and equity price risk (the risk of economic loss related to equity securities held as assets). Foreign exchange and equity price risk are not material to Key.

Asset and Liability Management
------------------------------
Key manages its interest rate risk through an active program of asset and liability management pursuant to guidelines established by its Asset/Liability Management Policy Committee ("ALCO"). The ALCO has responsibility for approving the asset/liability management policies of Key, overseeing the formulation and implementation of strategies to improve balance sheet positioning and/or earnings, and reviewing Key's interest rate sensitivity position.

Measurement of Short-term Interest Rate Exposure: The primary tool utilized by management to measure and manage interest rate risk is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, asset and liability prepayments, interest rates, on- and off-balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income over the same period from what net interest income would have been if such interest rates did not change. As of March 31, 1999, based on the results of the simulation model using the ALCO guidelines, Key would expect its net interest income to increase by approximately $32 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $30 million.

Measurement of Long-term Interest Rate Exposure: Short-term interest rate risk analysis is complemented by an economic value of equity model. This model provides the added benefit of measuring exposure to interest rate changes outside the one- to two-year time frame measured by the simulation model. The economic value of Key's equity is determined by modeling the net present value of future cash flows for asset, liability and off-balance sheet positions based on the implied forward yield curve. Economic value analysis has several limitations including: the economic values of asset, liability and off-balance sheet positions do not represent the true fair values of the positions, since they do not consider factors such as credit risk and liquidity; the use of estimates of cash flows is necessary for assets and liabilities with indeterminate maturities; the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations; and the analysis requires assumptions about events that span an even longer time frame than that used in the simulation model. Despite its limitations, the economic value of equity model does provide management with a relatively sophisticated tool for evaluating the longer term effect of possible interest rate movements. The ALCO guidelines provide that an immediate 200 basis point increase or decrease in interest rates should not result in more than a 1.75% change in the ratio of base case economic value of equity to the sum of base case economic value of assets and net fixed rate interest rate swaps, caps and floors. Key has been operating well within these guidelines.

Other Sources of Interest Rate Exposure: Key utilizes the results of its short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning and/or earnings within interest rate risk, liquidity and capital guidelines established by the ALCO. In addition to the interest rate exposure measured using ALCO guidelines, the risk to earnings and economic value arising from various other pro forma changes in the overall level of interest rates is periodically measured. The variety of interest rate scenarios modeled, and their potential impact on earnings and economic value, quantifies the level of interest rate exposure arising from several sources, namely option risk, basis risk and gap risk. Option risk exists in the form of options (including caps and floors) embedded in certain products. These options permit the client (either a loan client or a depositor) to take advantage of changes in interest rates without penalty. Examples include floating-rate loans that contain an interest rate cap, fixed-rate loans that do not contain prepayment penalties and deposits that can be withdrawn on demand. Basis risk refers to floating-rate assets and floating-rate liabilities that reprice simultaneously, but are tied to different indices. Basis risk arises when one index does not move consistently with another. Gap risk is the risk that assets, liabilities or related interest rate swaps, caps and floors will mature or reprice in different time frames. For example, floating-rate loans that reprice monthly may be funded with fixed-rate certificates of deposit that mature in one year.

Management of Interest Rate Exposure: To manage interest rate risk, management uses interest rate swaps, caps and floors to modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Instruments used for this purpose are designated as portfolio swaps, caps and floors. The decision to use these instruments versus on- balance sheet alternatives depends on various factors, including the mix and cost of funding sources, liquidity and capital requirements. Further details pertaining to portfolio swaps, caps and floors are included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 17. In addition, management strategically selects the interest sensitivity structure of additions to Key's securities portfolio, new debt issuances and loan securitizations in light of interest rate risk management objectives.

Portfolio Swaps, Caps and Floors: As shown in Note 10, the estimated fair value of Key's portfolio swaps, caps and floors decreased to $104 million at March 31, 1999, from a fair value of $156 million at December 31, 1998. The decrease in fair value over the past three months reflected the combined impact of a number of factors, including the increase in interest rates, the steepening of the implied forward yield curve, and the fact that Key's receive fixed interest rate swap portfolio has a slightly longer average remaining maturity than the pay fixed portfolio. Swaps with a notional amount of $551 million were terminated during the first quarter of 1999, resulting in a deferred gain of $6 million. Further information pertaining to the balance and remaining amortization period of Key's deferred swap gains and losses at March 31, 1999, is also presented in
Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate any swap contract is integrated strategically with asset and liability management and other appropriate processes. Key continues to use portfolio caps in response to heavier reliance placed on variable rate funding to support earning asset growth. These instruments are used primarily to protect against the adverse impact that a future rise in interest rates could have on variable rate short-term borrowings, while having no impact in the event of a decline in rates. Portfolio swaps, caps and floors activity for the three-month period ended March 31, 1999, is summarized in Figure 6.

               FIGURE 6 PORTFOLIO SWAPS, CAPS AND FLOORS ACTIVITY

                                                  RECEIVE FIXED
                                          --------------------------                    PAY FIXED-                          TOTAL
                                              INDEXED                    PAY FIXED-       FORWARD-           BASIS      PORTFOLIO
in millions                                AMORTIZING   CONVENTIONAL   CONVENTIONAL       STARTING           SWAPS          SWAPS
=================================================================================================================================
BALANCE AT DECEMBER 31, 1998                     $311         $4,325         $4,872            $10          $2,872        $12,390
   Additions                                       --          1,840            119            169           2,484          4,612
   Maturities                                      --             24            529             --             300            853
   Terminations                                    --            100            451             --              --            551
   Forward-starting becoming effective             --             --              7             (7)             --             --
   Amortization                                   101             --             --             --              --            101
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                        $210         $6,041         $4,018           $172          $5,056        $15,497
                                                 ====         ======         ======           ====          ======        ======
=================================================================================================================================

                                                  CAPS
                                                   AND
in millions                                     FLOORS          TOTAL
=====================================================================
BALANCE AT DECEMBER 31, 1998                   $ 3,875        $16,265
   Additions                                        --          4,612
   Maturities                                      400          1,253
   Terminations                                     --            551
   Forward-starting becoming effective              --             --
   Amortization                                     --            101
---------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                      $ 3,475        $18,972
                                               =======        =======
=====================================================================

A summary of the notional amount and fair values of portfolio swaps, caps and floors by interest rate management strategy is presented in Figure 7. The fair value at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the portfolios were to be liquidated at that date. However, because these instruments are used to alter the repricing or maturity characteristics of specific assets and liabilities, the net unrealized gains and losses are not recognized in earnings. Interest from these swaps, caps and floors is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

 FIGURE 7 PORTFOLIO SWAPS, CAPS AND FLOORS BY INTEREST RATE MANAGEMENT STRATEGY

                                                                          MARCH 31, 1999            DECEMBER 31, 1998
                                                                      ----------------------     ---------------------
                                                                      NOTIONAL         FAIR      NOTIONAL         FAIR
in millions                                                             AMOUNT        VALUE        AMOUNT        VALUE
======================================================================================================================
Convert variable rate loans to fixed                                   $ 1,528         $ 31       $ 1,526         $ 58
Convert fixed rate loans to variable                                       822           (1)          909          (38)
Convert fixed rate securities to variable                                  323           (8)           --           --
Convert variable rate deposits and short-term borrowings to fixed        1,650          (12)        2,378          (24)
Convert fixed rate short-term borrowings to variable                       550           --           200           --
Convert variable rate long-term debt to fixed                            1,395           11         1,595           (6)
Convert fixed rate long-term debt to variable                            4,173           95         2,910          169
Basis swaps - foreign currency denominated debt                            304           (7)          304           19
Basis swaps - interest rate indices                                      4,752           --         2,568           --
----------------------------------------------------------------------------------------------------------------------
   Total portfolio swaps                                                15,497          109        12,390          178

Modify characteristics of variable rate short-term borrowings            2,825            2         3,060            2
Modify characteristics of variable rate long-term debt                     400           --           565           --
Modify characteristics of capital securities remarketing                   250           (7)          250          (24)
----------------------------------------------------------------------------------------------------------------------
   Total portfolio caps and floors                                       3,475           (5)        3,875          (22)
----------------------------------------------------------------------------------------------------------------------
   Total portfolio swaps, caps and floors                              $18,972         $104       $16,265         $156
                                                                       =======         ====       =======         ====
======================================================================================================================

                                                                          MARCH 31, 1998
                                                                      ----------------------
                                                                       NOTIONAL         FAIR
in millions                                                              AMOUNT        VALUE
=============================================================================================
Convert variable rate loans to fixed                                    $ 3,806        $  28
Convert fixed rate loans to variable                                        551          (13)
Convert fixed rate securities to variable                                    --           --
Convert variable rate deposits and short-term borrowings to fixed         1,980           (4)
Convert fixed rate short-term borrowings to variable                         --           --
Convert variable rate long-term debt to fixed                               750           (2)
Convert fixed rate long-term debt to variable                             2,420           92
Basis swaps - foreign currency denominated debt                             304           (9)
Basis swaps - interest rate indices                                       1,000           --
--------------------------------------------------------------------------------------------
   Total portfolio swaps                                                 10,811           92

Modify characteristics of variable rate short-term borrowings             2,980            6
Modify characteristics of variable rate long-term debt                      565            1
Modify characteristics of capital securities remarketing                    250          (12)
--------------------------------------------------------------------------------------------
   Total portfolio caps and floors                                        3,795           (5)
--------------------------------------------------------------------------------------------
   Total portfolio swaps, caps and floors                               $14,606         $ 87
                                                                        =======         ====
============================================================================================

The expected average maturities of the portfolio swaps, caps and floors at March 31, 1999, are summarized in Figure 8.

    FIGURE 8 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS, CAPS AND FLOORS

MARCH 31, 1999                                         RECEIVE FIXED
                                                ---------------------------                      PAY FIXED-
                                                   INDEXED                        PAY FIXED-       FORWARD-        BASIS
in millions                                     AMORTIZING     CONVENTIONAL     CONVENTIONAL       STARTING        SWAPS
==========================================================================================================================
Mature in one year or less                            $210           $1,465         $1,111             --         $  950
Mature after one through five years                     --            2,258          2,108           $111          4,106
Mature after five through ten years                     --            1,968            387              2             --
Mature after ten years                                  --              350            412             59             --
--------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors           $210           $6,041         $4,018           $172         $5,056
                                                      ====           ======         ======           ====         ======
==========================================================================================================================

MARCH 31, 1999
                                                    TOTAL           CAPS
                                                PORTFOLIO            AND
in millions                                         SWAPS         FLOORS          TOTAL
=======================================================================================
Mature in one year or less                        $ 3,736         $2,525        $ 6,261
Mature after one through five years                 8,583            950          9,533
Mature after five through ten years                 2,357             --          2,357
Mature after ten years                                821             --            821
---------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors       $15,497         $3,475        $18,972
                                                  =======         ======        =======
=======================================================================================

Trading Portfolio Risk Management
---------------------------------
Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of its clients, and other positions with third parties that are intended to mitigate the interest rate risk of the client positions, foreign exchange contracts entered into to accommodate the needs of its clients and financial assets and liabilities (trading positions) included in other assets and other liabilities, respectively, on the balance sheet. Further information pertaining to off-balance sheet contracts is included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 17.

Key uses a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of its trading portfolio. VAR uses statistical methods to estimate the maximum potential one-day loss with a 95% confidence level. At March 31, 1999, Key's aggregate daily VAR was $1 million and averaged $2 million for the first three months of 1999. As of March 31, 1998, Key's aggregate daily VAR was $.6 million and averaged $.6 million for the first quarter of 1998. VAR augments other controls used by Key to mitigate the market risk exposure of its trading portfolio. These controls are established by Key's Financial Markets Committee and include, in addition to VAR, loss and position equivalent limits which are based on the level of activity and volatility of trading products and market liquidity.

NONINTEREST INCOME
As shown in Figure 9, noninterest income for the 1999 first quarter totaled $609 million, up $253 million, or 71%, from the same period last year. Included in first quarter 1999 results was a $134 million gain from the sale of Key's 20% interest in EPS. Excluding this gain and branch divestiture gains of $6 million recorded in the first quarter of 1998, noninterest income increased by $125 million, or 36%, and comprised 41% of total revenue for the quarter, compared with 39% last quarter and 35% a year-ago. Strong contributions to noninterest income came from insurance and brokerage (up $35 million), trust and asset management (up $29 million) and investment banking and capital markets (up $19 million). The growth of these revenue components reflected the impact of the October 1998 acquisition of McDonald, as well as the strength of the stock and bond markets and the repricing of certain services. The $29 million increase in net loan securitization income was largely due to gains recognized in connection with the securitization and sale of $1.8 billion of consumer loans during the first quarter of 1999. The high volume of securitizations reflected Key's desire to diversify its funding sources and the fact that the volatility experienced in the capital markets during the latter half of 1998 subsided, providing a more attractive environment for securitizations. Key had delayed some securitizations previously planned for the 1998 fourth quarter in anticipation of a more attractive environment. Additional detail pertaining to investment banking and capital markets income, and trust income and assets is presented in Figures 10 and 11, respectively.

                           FIGURE 9 NONINTEREST INCOME

                                             THREE MONTHS ENDED MARCH 31,            CHANGE
                                             ----------------------------     ----------------------
dollars in millions                                   1999          1998      AMOUNT         PERCENT
=====================================================================================================
Trust and asset management income                     $106         $ 77         $ 29            37.7%
Service charges on deposit accounts                     81           78            3             3.8
Investment banking and capital markets income           66           47           19            40.4
Insurance and brokerage income                          57           22           35           159.1
Corporate owned life insurance income                   24           23            1             4.3
Credit card fees                                        10           15           (5)          (33.3)
Net loan securitization income                          39           10           29           290.0
Net securities gains                                     4            2            2           100.0
Gains from divestitures                                148           29          119           410.3
Other income:
     Letter of credit and loan fees                     20           17            3            17.6
     Electronic banking fees                            12            9            3            33.3
     Gains from sales of loans                          10            7            3            42.9
     Mortgage banking income                             1            2           (1)          (50.0)
     Miscellaneous income                               31           18           13            72.2
-----------------------------------------------------------------------------------------------------
          Total other income                            74           53           21            39.6
-----------------------------------------------------------------------------------------------------
          Total noninterest income                    $609         $356         $253            71.1%
                                                      ====         ====         ====
=====================================================================================================

                      FIGURE 10 INVESTMENT BANKING AND CAPITAL MARKETS INCOME

                                                    THREE MONTHS ENDED MARCH 31,             CHANGE
                                                    ----------------------------       ---------------------
dollars in millions                                             1999        1998      AMOUNT        PERCENT
=============================================================================================================
Dealer trading and derivatives income                            $37         $17        $ 20          117.6%
Investment banking income                                         19          10           9           90.0
Equity capital income                                              3          15         (12)         (80.0)
Foreign exchange income                                            7           5           2           40.0
-------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income         $66         $47        $ 19           40.4%
                                                                 ===         ===        ====
=============================================================================================================

                      FIGURE 11 TRUST AND ASSET MANAGEMENT

                                                THREE MONTHS ENDED MARCH 31,        CHANGE
                                                ---------------------------  ---------------------
dollars in millions                                    1999        1998      AMOUNT        PERCENT
====================================================================================================
Personal asset management and custody fees             $ 48        $ 40        $  8           20.0%
Institutional asset management and custody fees          25          21           4           19.0
Bond services                                             5          --           5            N/M
All other fees                                           28          16          12           75.0
----------------------------------------------------------------------------------------------------
    Total trust and asset management income            $106        $ 77        $ 29           37.7%
                                                       ====        ====        ====
dollars in billions
----------------------------------------------------------------------------------------------------
MARCH 31,
Discretionary assets                                   $ 67        $ 64        $  3            4.7%
Non-discretionary assets                                 48          50          (2)          (4.0)
----------------------------------------------------------------------------------------------------
    Total trust assets                                 $115        $114        $  1             .9%
                                                       ====        ====        ====
====================================================================================================

N/M = Not Meaningful

NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the first quarter of 1999 totaled $748 million, compared with $586 million for the first quarter of 1998. During the first quarter of 1999, Key reclassified the distributions on its tax-advantaged preferred securities from noninterest expense to interest expense and restated prior quarters to conform to the current presentation. As a result, noninterest expense was reduced by $19 million and $14 million in the first quarter of 1999 and 1998, respectively. Included in first quarter 1999 expense was a $20 million contribution to the Key sponsored charitable foundation made in light of the gain realized from the sale of EPS. Excluding this contribution and $27 million of other nonrecurring charges, noninterest expense increased by $115 million, or 20%. On the same basis, noninterest expense was $34 million, or an annualized 5%, above the fourth quarter of 1998. The increase from the year-ago quarter came largely from the impact of the McDonald acquisition completed in October 1998, higher personnel costs associated with various incentive programs and increases in computer processing expense (up $14 million) and equipment expense (up $13 million). The increase in computer processing expense was primarily the result of a higher level of computer software amortization, while the growth in equipment expense reflected higher rental costs for data processing equipment. Additional information pertaining to the McDonald transaction is disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

Included in noninterest expense for the first three months of 1999 was $5 million ($6 million in the first quarter of 1998) of expense incurred in connection with efforts being undertaken by Key to modify computer information systems to be Year 2000 compliant. As of March 31, 1999, Key had recognized approximately $44 million of the estimated $45 to $50 million of expense that it expects to incur (primarily for internal and external programmers) to complete this project. Further information pertaining to the Year 2000 issue and the status of Key's efforts to address it is included below.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 60.22% for the first quarter, compared with 58.19% for the first quarter of 1998 and 58.66% for the prior quarter. The increase in the ratio over the past year was primarily due to the impact of the October 1998 acquisition of McDonald. Included in other expense are equity- and gross receipts-based taxes that are assessed in lieu of an income tax in certain states in which Key operates. These taxes, which are shown in Figure 12, represented 69, 89 and 106 basis points of Key's efficiency ratio for the first quarter of 1999, the first quarter of 1998 and the fourth quarter of 1998, respectively. The extent to which such taxes impact the level of noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

                          FIGURE 12 NONINTEREST EXPENSE

                                              THREE MONTHS ENDED MARCH 31,                CHANGE
                                              ----------------------------         -----------------------
dollars in millions                                 1999         1998              AMOUNT          PERCENT
============================================================================================================
Personnel                                              $372           $294            $78             26.5%
Net occupancy                                            59             56              3              5.4
Equipment                                                56             43             13             30.2
Computer processing                                      54             40             14             35.0
Marketing                                                25             28             (3)           (10.7)
Amortization of intangibles                              28             23              5             21.7
Professional fees                                        15             17             (2)           (11.8)
Other expense:
   Postage and delivery                                  19             18              1              5.6
   Telecommunications                                    14             13              1              7.7
   Equity- and gross receipts- based taxes                8              9             (1)           (11.1)
   Miscellaneous                                         98             45             53            117.8
------------------------------------------------------------------------------------------------------------
     Total other expense                                139             85             54             63.5
------------------------------------------------------------------------------------------------------------
     Total noninterest expense                         $748           $586           $162             27.6%
                                                       ====           ====           ====

Full-time equivalent employees at period end         25,650         24,650
Efficiency ratio(1)                                   60.22%         58.19%
Overhead ratio(2)                                     33.19          36.12
============================================================================================================

(1) Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).

(2) Calculated as noninterest expense (excluding certain nonrecurring charges) less noninterest income (excluding net securities transactions and gains from certain divestitures) divided by taxable-equivalent net interest income.

Year 2000
---------
During the first quarter of 1999, Key continued its efforts to prepare its systems to be Year 2000 compliant. The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. Therefore, when the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex computer systems to telephone systems, ATMs and elevators.

To address this issue, Key developed an extensive plan in 1995, including the formation of a team consisting of internal resources and third-party experts. The plan has been in implementation since that time and consists of five major phases: awareness-ensuring a common understanding of the issue throughout Key; assessment-identifying and prioritizing the systems and third parties with whom Key has exposure to Year 2000 issues; renovation-enhancing, replacing or retiring hardware, software and systems applications; validation-testing modifications made; and implementation-certifying Year 2000 compliance and user understanding and acceptance. The awareness and assessment phases have been completed. The remaining phases are substantially complete and final testing and refinement will be addressed in 1999. As of March 31, 1999, all of the above phases have been completed for approximately 90% of the core systems identified and compliance efforts for all remaining technology components are expected to be completed by June 30, 1999.

As a financial institution, Key may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to this issue. In addition, financial institutions may incur higher funding costs if consumers react to publicity about the issue by withdrawing deposits. They also could be impacted if third parties they deal with in conducting their business, such as foreign banks, governmental agencies, clearing houses, telephone companies and other service providers fail to properly address this issue.

Accordingly, Key has formed a separate internal team charged with the task of identifying critical business interfaces; assessing potential problems relating to credit, liquidity and counterparty risk; and where appropriate, developing contingency plans. This team has been surveying significant credit clients to determine their Year 2000 readiness and to evaluate the level of potential credit risk to Key. Based on the information obtained, specific follow-up programs have been established and the adequacy of the allowance for loan losses will be assessed on an ongoing basis. The results of the assessment will be reflected in the assignment of an appropriate risk rating in Key's loan grading system. On an ongoing basis, Key is also contacting significant third parties with whom it conducts business to determine the status of their Year 2000 compliance efforts.

Despite the actions taken by Key, there can be no assurance that significant clients or critical third parties will adequately address their Year 2000 issues. Consequently, Key is developing contingency plans to help mitigate the risks associated with potential delays in completing the renovation, validation and implementation phases of its Year 2000 plan, as well as the potential failure of external parties to adequately address their Year 2000 issues. These plans are underway and address primarily contingency solutions for Key's core systems and the identification of alternative business partners. Because the Year 2000 issue has never occurred, it is not possible to foresee or quantify the possible overall financial and operational impact and/or to determine whether it will be material to the financial condition or operations of Key.

The cost of the project (currently estimated to be $45 to $50 million) and timing of its implementation are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. As of March 31, 1999, Key had recognized approximately $44 million of its total estimated project cost. It is currently expected that the estimated remaining cost of $1 million to $6 million will be recognized in 1999 and the first half of 2000. The total cost of the project is being funded through operating cash flows.

INCOME TAXES
The provision for income taxes was $142 million for the three-month period ended March 31, 1999, up from $108 million for the same period in 1998. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1999 first quarter was 32.6% compared with 31.6% for the first quarter of 1998. Primary factors contributing to the increase in the effective tax rate were a lower proportion of tax-exempt income and tax credits to pretax earnings in the current year. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At March 31, 1999, total loans outstanding were $61.0 billion compared with $62.0 billion at December 31, 1998, and $54.9 billion at March 31, 1998.

The $6.1 billion, or 11%, increase in loans outstanding from the March 31, 1998, level was due primarily to internal growth, but also included the net impact of acquisitions, sales and divestitures. During the second quarter of 1998, Key acquired an $805 million marine/recreational vehicle installment loan portfolio. The sales and divestitures which occurred during 1999 and 1998 are summarized in Figure 13 and include the impact of branch divestitures, as well as the securitization and/or sale of education loans, automobile loans, certain non-prime home equity loans and other loans which do not meet Key's return on equity, credit or other internal standards. In addition to branch divestitures, activity since March 31, 1998, included the sales of $1.1 billion of education loans (of which $799 million was associated with securitizations), $903 million of home equity loans (of which $700 million was associated with securitizations), $555 million of automobile loans (all of which were associated with securitizations), $251 million of commercial real estate loans and $208 million of residential real estate loans. Securitizations are considered an alternative funding source and the extent to which they are used is dependent upon whether conditions in the capital markets make them more attractive as a funding source than on-balance sheet alternatives. During the first quarter of 1999, Key benefited from a record high volume of loan securitizations ($1.8 billion) as the capital markets volatility experienced during the last half of 1998 subsided. Management will continue to explore opportunities for sales and/or other arrangements with respect to certain loan portfolios, consistent with prudent asset/liability management practices.

                                FIGURE 13 LOANS SOLD AND DIVESTED

                                                              COMMERCIAL   RESIDENTIAL          BRANCH
in millions         EDUCATION   AUTOMOBILE     HOME EQUITY   REAL ESTATE   REAL ESTATE     DIVESTITURES         TOTAL
=======================================================================================================================
   1999
-------------
First quarter           $818          $555            $428          $ 84          $208              --          $2,093
-----------------------------------------------------------------------------------------------------------------------

                        $818          $555            $428          $ 84          $208              --          $2,093
                        ====          ====            ====          ====          ====
   1998
-------------
Fourth quarter          $ 29            --            $ 48            --            --              --            $ 77

Third quarter            201            --             374            --            --              --             575

Second quarter            45            --              53          $167            --            $124             389

First quarter             71            --              --            --            --              20              91
-----------------------------------------------------------------------------------------------------------------------

  Total                 $346            --            $475          $167            --            $144          $1,132
                        ====                          ====          ====                          ====          ======
=======================================================================================================================

Excluding the net impact of acquisitions, sales and divestitures, loans (other than one-to-four family mortgage loans and loans held for sale) increased by $8.7 billion, or 19%, since March 31, 1998, and were up $1.2 billion, or an annualized 9%, from the 1998 year end. Key's policy regarding new originations of one-to-four family mortgage loans is to originate such loans as a client and community accommodation, but to retain few of such loans on the balance sheet due to their marginal returns. Over the past year, the largest growth in Key's loan portfolio came from commercial loans which rose by $5.4 billion, due primarily to a $2.8 billion increase in commercial, financial and agricultural loans and increases of $1.4 billion and $1.2 billion in the real estate-construction and lease financing portfolios, respectively. Additionally, consumer loans rose by $3.2 billion, and included increases of $1.9 billion and $1.0 billion in the home equity and lease financing portfolios, respectively. The strong growth in loans over the past twelve months reflected a number of factors, including the continued strength of the economy, targeted efforts to increase the commercial and home equity portfolios and Key's success in leveraging its Leasetec operation.

The $1.0 billion decline in loans from the December 31, 1998, level was due primarily to the record volume of loans securitized and sold during the first quarter of 1999. Excluding the impact of the 1999 loan sales shown in Figure 13, loans (other than one-to-four family mortgage loans and loans held for sale) grew by $1.2 billion, or an annualized 9%, during the first quarter of 1999. Consumer loans accounted for $632 million of the increase with the largest growth occurring in the home equity (up $432 million) and lease financing (up $205 million) portfolios. Commercial loans contributed $581 million to the first quarter increase due to increases of $415 million and $186 million in the real estate-construction and lease financing portfolios, respectively. On the same basis, the aggregate annualized growth rate of average outstanding balances in the commercial loan portfolio was 10% for the first quarter of 1999 and has exceeded that level for every quarter during the past two years.

Shown in Figure 14 are loans that have been securitized/sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as loan securitization income, while income earned on assets retained in connection with securitizations and accounted for like investments in interest-only strip securities, is recorded as interest income on securities available for sale. The increase in these balances since the 1998 year end reflected the impact of securitizations, offset in part by loan repayments.

          FIGURE 14 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED

                       MARCH 31,  DECEMBER 31,      MARCH 31,
in millions                1999          1998          1998
=============================================================
Education loans          $2,987        $2,312        $2,540
Automobile loans          1,339           946         1,493
Home equity loans         1,079           744           625
-------------------------------------------------------------
     Total               $5,405        $4,002        $4,658
                         ======        ======        ======
=============================================================

SECURITIES
At March 31, 1999, the securities portfolio totaled $7.8 billion, consisting of $6.8 billion of securities available for sale and $1.0 billion of investment securities. This compares with a total portfolio of $6.3 billion, comprised of $5.3 billion of securities available for sale and $976 million of investment securities, at December 31, 1998. Certain information pertaining to the composition, yields, and remaining maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively. Additional information pertaining to gross unrealized gains and losses by type of security is presented in Note 5, Securities, beginning on page
12. As shown in Note 5, the increase in securities available for sale from the December 31, 1998, level occurred as funds previously held in short-term investments, such as Federal funds sold and securities purchased under resale agreements, were reinvested in higher-yielding collateralized mortgage obligations.

                     FIGURE 15 SECURITIES AVAILABLE FOR SALE

                                                                                        OTHER
                                  U.S. TREASURY,    STATES AND   COLLATERALIZED      MORTGAGE-           RETAINED
                                   AGENCIES AND      POLITICAL         MORTGAGE        BACKED        INTERESTS IN         OTHER
dollars in millions                CORPORATIONS   SUBDIVISIONS      OBLIGATIONS(1) SECURITIES(1)  SECURITIZATIONS(1) SECURITIES
===============================================================================================================================
MARCH 31, 1999
Remaining maturity:
     One year or less                      $ 33            $ 1         $  828         $    3               --            $18
     After one through five years           141             16          2,695          1,728             $160             14
     After five through ten years            11             45            157            271              198              2
     After ten years                         22              2            204             22               --            207(3)
-------------------------------------------------------------------------------------------------------------------------------
Fair value                                 $207            $64         $3,884         $2,024             $358           $241
Amortized cost                              206             62          3,946          2,006              380            259
Weighted average yield                     5.57%          6.18%          6.50%          6.94%            8.60%          3.39%
Weighted average maturity             3.4 years      6.5 years      3.7 years      5.1 years        3.2 years      9.6 years
-------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
Fair value                                 $422            $67         $2,211         $2,151             $328            $99
Amortized cost                              420             65          2,191          2,123              345             84
-------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1998
Fair value                                 $143            $64         $3,666         $2,791             $382            $69
Amortized cost                              141             63          3,660          2,762              414             61
-------------------------------------------------------------------------------------------------------------------------------




























                                                   WEIGHTED
                                                    AVERAGE
dollars in millions                    TOTAL        YIELD(2)
==============================================================
MARCH 31, 1999
Remaining maturity:
     One year or less                 $  883           6.74%
     After one through five years      4,754           6.44
     After five through ten years        684           7.57
     After ten years                     457           6.50
--------------------------------------------------------------
Fair value                            $6,778             --
Amortized cost                         6,859           6.60%
Weighted average yield                  6.60%            --
Weighted average maturity          4.3 years             --
--------------------------------------------------------------
DECEMBER 31, 1998
Fair value                            $5,278             --
Amortized cost                         5,228           6.69%
--------------------------------------------------------------
MARCH 31, 1998
Fair value                            $7,115             --
Amortized cost                         7,101           7.03%
--------------------------------------------------------------

(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(3) Includes equity securities with no stated maturity.

                         Figure 16 Investment Securities

                                     STATES AND                            WEIGHTED
                                      POLITICAL      OTHER                  AVERAGE
dollars in millions                SUBDIVISIONS  SECURITIES         TOTAL     YIELD (1)
=======================================================================================
MARCH 31, 1999
Remaining maturity:
     One year or less                  $170            $  1        $  171      7.99%
     After one through five years       295             102           397      8.20
     After five through ten years       117              --           117      9.65
     After ten years                     19             301(2)        320      3.58
---------------------------------------------------------------------------------------
Amortized cost                         $601            $404        $1,005      6.86%
Fair value                              627             404         1,031        --
Weighted average yield                 8.84%           3.90%         6.86%       --
Weighted average maturity         3.1 years       7.8 years     5.0 years        --
---------------------------------------------------------------------------------------
DECEMBER 31, 1998
Amortized cost                         $631            $345        $  976      7.13%
Fair value                              659             345         1,004       --
---------------------------------------------------------------------------------------
MARCH 31, 1998
Amortized cost                         $918            $264        $1,182      7.84%
Fair value                              949             264         1,213       --
=======================================================================================


(1) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(2)      Includes equity securities with no stated maturity.

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

Management relies upon an iterative methodology to estimate the level of the Allowance on a quarterly and at times more frequent basis, as deemed necessary. This methodology is described in detail in the Allowance for Loan Losses section of Note 1, Summary of Significant Accounting Policies, beginning on page 65 of Key's 1998 Annual Report to Shareholders.

As shown in Figure 17, net loan charge-offs for the first quarter of 1999 were $81 million, or .53% of average loans, compared with $77 million, or .58% of average loans, for the same period last year. The slight increase in the level of net charge-offs occurred primarily in the indirect installment sector of the consumer loan portfolio. One factor contributing to this increase was management's decision to reduce the volume of consumer loan securitizations in 1998 due to capital markets volatility at the time. Small increases in net charge-offs were also recorded in the commercial and home equity portfolios, reflecting the significant growth that has occurred in these sectors over the past year.

The provision for loan losses was $111 million for the first quarter of 1999 and exceeded the level of net charge-offs by $30 million. The increase from the $77 million provision recorded in both the prior quarter and the first quarter of 1998 reflected a number of factors, including Key's continued commercial loan growth and an enhancement in the Allowance allocation methodology pertaining to the credit card portfolio that was implemented during the first quarter of 1999.

                         Figure 17 Summary of Loan Loss Experience

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
dollars in millions                                     1999           1998
==============================================================================
Average loans outstanding during the period           $61,693        $53,946
------------------------------------------------------------------------------
Allowance for loan losses at beginning of period         $900           $900
Loans charged off:
     Commercial, financial and agricultural                22             16
     Real estate--commercial mortgage                      --              4
     Commercial lease financing                             2              1
------------------------------------------------------------------------------
          Total commercial loans                           24             21
     Real estate--residential mortgage                      2              4
     Home equity                                            3              2
     Credit card                                           26             27
     Consumer--direct                                      12             11
     Consumer--indirect                                    40             35
------------------------------------------------------------------------------
          Total consumer loans                             83             79
------------------------------------------------------------------------------
                                                          107            100
Recoveries:
     Commercial, financial and agricultural                 8              6
     Real estate--commercial mortgage                       2              2
------------------------------------------------------------------------------
          Total commercial loans                           10              8
     Real estate--residential mortgage                      1              1
     Credit card                                            3              2
     Consumer--direct                                       1              2
     Consumer--indirect                                    11             10
------------------------------------------------------------------------------
          Total consumer loans                             16             15
------------------------------------------------------------------------------
                                                           26             23
Net loans charged off                                     (81)           (77)
Provision for loan losses                                 111             77
------------------------------------------------------------------------------
Allowance for loan losses at end of period               $930           $900
                                                         ====           ====
------------------------------------------------------------------------------
Net loan charge-offs to average loans                     .53%           .58%
Allowance for loan losses to period end loans            1.52           1.64
Allowance for loan losses to nonperforming loans       235.44         241.29
==============================================================================

The Allowance at March 31, 1999, was $930 million, or 1.52% of loans, compared with $900 million, or 1.64% of loans, at March 31, 1998. Included in the 1999 and 1998 Allowance was $65 million and $42 million, respectively, which was specifically allocated for impaired loans. For a further discussion of impaired loans see Note 7, Impaired Loans and Other Nonperforming Assets, on page 14. At March 31, 1999, the Allowance was 235.44% of nonperforming loans, compared with 241.29% at March 31, 1998. As a result of the enhancement to the Allowance allocation methodology discussed on page 41, the portion of the Allowance allocated to the credit card portfolio increased from the 1998 year end.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $430 million at March 31, 1999, and represented .70% of loans, OREO and other nonperforming assets compared with $404 million, or .65%, at December 31, 1998. The $26 million rise in the level of nonperforming assets since the 1998 year end reflected a $30 million increase in nonperforming loans, of which $26 million pertained to commercial loans and lease financing receivables. This increase was broad-based and represents the slow, anticipated return to a more normalized level. Over the past two years, the level of nonperforming assets has ranged from a quarterly high of $433 million at June 30, 1997, to a low of $402 million at September 30, 1998.

                   Figure 18 Summary of Nonperforming Assets and Past Due Loans

                                               MARCH 31,      DECEMBER 31,   MARCH 31,
dollars in millions                                1999              1998        1998
--------------------------------------------------------------------------------------

Commercial, financial and agricultural             $160              $144        $152
Real estate--commercial mortgage                     86                79          77
Real estate--construction                             4                 6          20
Commercial lease financing                           39                29          14
Real estate--residential mortgage                    59                60          62
Consumer                                             47                47          48
--------------------------------------------------------------------------------------
      Total nonperforming loans (1)                 395               365         373
OREO                                                 49                56          67
Allowance for OREO losses                           (15)              (18)        (24)
--------------------------------------------------------------------------------------
      OREO, net of allowance                         34                38          43
Other nonperforming assets                            1                 1           5
--------------------------------------------------------------------------------------
      Total nonperforming assets                   $430              $404        $421
                                                   ====              ====        ====
--------------------------------------------------------------------------------------
Accruing loans past due 90 days or more            $191              $178        $159
--------------------------------------------------------------------------------------
Nonperforming loans to period end loans             .65%              .59%        .68%
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets           .70               .65         .77
--------------------------------------------------------------------------------------

(1) Includes impaired loans of $212 million, $193 million and $189 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

DEPOSITS AND OTHER SOURCES OF FUNDS

Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the first quarter of 1999, these deposits averaged $37.0 billion and represented 52% of Key's funds supporting earning assets, compared with $37.0 billion and 58%, respectively, during the first three months of 1998. As shown in Figure 4 beginning on page 30, the mix of core deposits changed over the course of the past year as decreases in the levels of savings and time deposits were largely offset by substantial growth in money market deposit accounts. The consistent level and change in the mix of core deposits reflected the 1998 divestiture of 46 branches with deposits of approximately $658 million, and investment alternatives pursued by clients in response to the strength of the stock and bond markets. The increase in money market deposit accounts from the year-ago quarter reflects these client preferences as well as actions taken by management in 1998 to reprice such deposits.

Purchased funds, which are comprised of large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $18.4 billion during the first quarter of 1999, compared with $19.6 billion during the prior quarter and $18.4 billion a year-ago. As shown in Figure 4, long-term debt and capital securities have been more heavily relied upon to fund earning asset growth and increased substantially during the first quarter of 1999. In addition, Key continues to consider loan securitizations as a funding alternative, provided capital market conditions are conducive to such activity. During the first three months of 1999, Key securitized and sold $1.8 billion of consumer loans.

LIQUIDITY
Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key maintains liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of its loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by 969 full-service KeyCenters in 13 states. Key monitors deposit flows and evaluates alternate pricing structures with respect to its deposit base. This process is managed by Key's Funding and Investment Management Group, which monitors the overall mix of funding sources in conjunction with deposit pricing and in response to the structure of the earning assets portfolio. In addition, Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve Bank for short-term liquidity requirements should the need arise. In addition, KeyBank USA has a line of credit with the Federal Reserve Bank which provides for overnight borrowings of up to $919 million and which is secured by $1.3 billion of KeyBank USA's credit card receivables at March 31, 1999. There were no borrowings outstanding under this line of credit as of March 31, 1999.

During the first three months of 1999, Key's affiliate banks raised $2.7 billion under Key's Bank Note Program, which provides for the issuance of both long-and short-term debt of up to $20.0 billion ($19.0 billion by KeyBank N.A. and $1.0 billion by KeyBank USA) in the aggregate. All of the notes issued during the first quarter have original maturities in excess of one year and are included in long-term debt. At March 31, 1999, the program had an unused capacity of $15.7 billion.

Under Key's Euronote Program, the parent company, KeyBank N.A. and KeyBank USA may issue both long- and short-term debt of up to $5.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in dollars and/or most European currencies. There were $1.9 billion of borrowings outstanding under this facility as of March 31, 1999, $415 million of which were issued during 1999.

The parent company has a commercial paper program and a four-year revolving credit agreement; each facility provides funding availability of up to $500 million. The proceeds from these facilities may be used for general corporate purposes. As of March 31, 1999, $370 million of borrowings were outstanding under the commercial paper program.

The parent company also has a universal shelf registration statement on file with the Securities and Exchange Commission, which provides for the possible issuance of up to $1.3 billion of debt and equity securities. At March 31, 1999, unused capacity under the shelf registration totaled $1.3 billion, including $750 million reserved for issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. In addition, the parent company has access to the capital markets as a result of its favorable debt ratings which, at March 31, 1999, were as follows:

                                                        Senior          Subordinated
                                    Commercial        Long-Term         Long-Term
                                       Paper              Debt              Debt
                                   --------------   --------------     --------------
          Duff & Phelps                 D-1               A+                  A
          Standard & Poor's             A-2               A-                BBB+
          Moody's                       P-1               A1                  A2

Further information pertaining to Key's sources and uses of cash for the three-month periods ended March 31, 1999 and 1998, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at March 31, 1999, was $6.1 billion, essentially unchanged from the balance at the end of 1998 and up $767 million, or 14%, from the end of the first quarter of last year. During the first quarter of 1999 the increase provided by retained net income was offset by a net increase in treasury stock, resulting from the share repurchases discussed below. The increase from the March 31, 1998, balance was due primarily to retained net income and the net decrease in treasury stock resulting from the shares issued in the McDonald acquisition, also discussed below. Other factors contributing to the change in shareholders' equity during the first three months of 1999 are shown in the Consolidated Statements of Changes in Shareholders' Equity presented on page 5.

During the first quarter of 1999, Key repurchased 5,555,224 of its Common Shares at an average price per share of $31.27. This included the repurchase of 3,869,761 shares remaining under the authorization by the Board of Directors to repurchase up to 60% of the 19,337,159 shares issued in the October 1998 acquisition of McDonald. The other 1,685,463 shares were repurchased under a separate repurchase program authorized in January 1998. That authority provides for the repurchase of up to 10,000,000 shares in open market or negotiated transactions and has no expiration date. At March 31, 1999, the number of shares remaining in that authority was 8,314,537. The 44,066,638 shares held in treasury at March 31, 1999, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes. During the first quarter of 1999, Key reissued 925,769 Treasury Shares for employee benefit and dividend reinvestment plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.63% at March 31, 1999, compared with 7.71% at December 31, 1998, and 7.29% at March 31, 1998.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier 1 and total risk- adjusted capital ratios at March 31, 1999, were 7.44% and 11.92%, respectively, compared with minimum regulatory requirements of 4.0% for Tier 1 and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0%, although most banking organizations are expected to maintain ratios of at least 100 to 200 basis points above the minimum. At March 31, 1999, Key's leverage ratio was 7.21%, substantially higher than the minimum requirement. Figure 19 presents the details of Key's regulatory capital position at March 31, 1999, December 31, 1998, and March 31, 1998.

Under the Federal Deposit Insurance Act, Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualify as "well capitalized" at March 31, 1999, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier 1 capital and leverage ratios, respectively. Although these provisions are not directly applicable to bank holding companies, Key would also qualify as "well capitalized" at March 31, 1999, if the same provisions were applied to it. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliates.

                       Figure 19 Capital Components and Risk-Adjusted Assets

                                                    MARCH 31,   DECEMBER 31,      MARCH 31,
dollars in millions                                     1999           1998           1998
============================================================================================
TIER 1 CAPITAL
     Common shareholders' equity(1)                   $6,156         $6,137         $5,330
     Qualifying capital securities                       994            747            500
     Less:  Goodwill                                  (1,435)        (1,430)        (1,052)
            Other intangible assets(2)                   (67)           (71)           (89)
--------------------------------------------------------------------------------------------
          Total Tier 1 capital                         5,648          5,383          4,689
--------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses(3)                        930            900            861
     Net unrealized holding gains(4)                       1              3             --
     Qualifying long-term debt                         2,470          2,445          2,285
--------------------------------------------------------------------------------------------
          Total Tier 2 capital                         3,401          3,348          3,146
--------------------------------------------------------------------------------------------
          Total capital                               $9,049         $8,731         $7,835
                                                      ======         ======         ======

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet           $64,017        $63,721        $58,209
     Risk-adjusted off-balance sheet exposure         12,816         12,198         11,844
     Less:  Goodwill                                  (1,435)        (1,430)        (1,052)
            Other intangible assets(2)                   (67)           (71)           (89)
     Plus:  Market risk-equivalent assets                611            242             --
            Net unrealized holding gains(4)                1              3             --
--------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                  75,943         74,663         68,912
     Less:  Excess allowance for loan losses(3)           --             --            (39)
--------------------------------------------------------------------------------------------
          Net risk-adjusted assets                   $75,943        $74,663        $68,873
                                                     =======        =======        =======

AVERAGE QUARTERLY TOTAL ASSETS                       $79,858        $78,968        $72,122
                                                     =======        =======        =======

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                 7.44%          7.21%          6.81%
     Total risk-adjusted capital ratio                 11.92          11.69          11.38
     Leverage ratio(5)                                  7.21           6.95           6.61
============================================================================================

(1) Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

(2) Intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

(3) The allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-adjusted assets.

(4) Net unrealized holding gains included in Tier 2 capital are limited to 45% of net unrealized holding gains on available for sale equity securities with readily determinable fair values.

(5) Tier 1 capital as a percentage of average quarterly total assets, less goodwill and other non-qualifying intangible assets as defined in 2 above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information included in the Market Risk Management section beginning on page 32 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.OTHER INFORMATION

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

Item 5.   Other Information
          -----------------

          On February 10, 1999, the Federal banking agencies published their final Uniform Retail Credit Classification and Account Management Policy (the "Retail Credit Policy"), which revises their 1980 Uniform Policy for Classification of Consumer Installment Credit Based on Delinquency Status. The Retail Credit Policy applies to all financial institutions which file call reports or thrift financial reports with a Federal banking agency.

          In general, the Retail Credit Policy establishes a uniform charge-off policy at 120 and 180 days delinquency for closed-end and open-end credit, respectively, provides uniform guidance for loans affected by bankruptcy, fraud, and death, establishes guidelines for re-aging, extending, deferring, or rewriting past due accounts, classifies certain delinquent residential mortgage and home equity loans, and broadens recognition of partial payments that qualify as full payments. Changes made by the Retail Credit Policy which involve manual adjustments to an institution's policies and procedures must be implemented by June 30, 1999, while changes involving programming resources are required to be implemented by December 31, 2000. Management is still in the process of completing its evaluation of the effect on Key of the revisions made by the Retail Credit Policy. In Key's case, the Retail Credit Policy will generally be effective December 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)    Exhibits

          (10.1) KeyCorp Annual Incentive Plan (February 15, 1999, Restatement)

          (10.2) Form of Premium Priced Option Grant between KeyCorp and Robert W. Gillespie, dated January 13, 1999.

          (10.3) Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999.

          (15) Acknowledgment Letter of Independent Auditors

          (27) Financial Data Schedule (filed electronically only)

   (b)    Reports on Form 8-K

          January 20, 1999 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on January 19, 1999, the Registrant issued a press release announcing its earnings results for the three-month and twelve-month periods ended December 31, 1998.

          March 15, 1999 - Item 5. Other Events. Reporting that KeyCorp filed as an exhibit the Underwriting Agreement, dated March 10, 1999, among KeyCorp Capital II ("the Issuer Trust"), KeyCorp and Credit Suisse First Boston Corporation, as representative of several underwriters named in Schedule A to the Underwriting Agreement (the "Underwriters"), relating to the issuance and sale of $250,000,000 of 6.875% Capital Securities of the Issuer Trust.

          No other reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KEYCORP
                                        -----------------------------------
                                                   (Registrant)

Date:  May 14, 1999                     /s/     Lee Irving
                                        -----------------------------------
                                        By:   Lee Irving
                                              Executive Vice President
                                              and Chief Accounting Officer