Form 10-Q
period 1999-06-30
KEYCORP /NEW/
filed 1999-08-12
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

              OHIO                                               34-6542451
---------------------------------------                    ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

127 PUBLIC SQUARE, CLEVELAND, OHIO                                 44114-1306
---------------------------------------                    ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Shares with a par value of $1 each              448,726,221 Shares
 ------------------------------------------       -----------------------------
               (Title of class)                   (Outstanding at July 30, 1999)


                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                  Page Number
          --------------------                                                  -----------

          Consolidated Balance Sheets --
             June 30, 1999, December 31, 1998 and June 30, 1998                      3

          Consolidated Statements of Income --
             Three months and six months ended June 30, 1999 and 1998                4

          Consolidated Statements of Changes in Shareholders' Equity --
             Six months ended June 30, 1999 and 1998                                 5

          Consolidated Statements of Cash Flow --
             Six months ended June 30, 1999 and 1998                                 6

          Notes to Consolidated Financial Statements                                 7

          Independent Accountants' Review Report                                     23

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
             and Results of Operations                                               24
             -------------------------

Item 3.   Quantitative and Qualitative Disclosure of Market Risk                     47
          ------------------------------------------------------



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                          48
          -----------------

Item 4    Submission of Matters to a Vote of Security Holders                        48
          ---------------------------------------------------

Item 5.   Other Information                                                          49
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                           49
          --------------------------------

          Signature                                                                  50




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                                                                 KEYCORP AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,   DECEMBER 31,        JUNE 30,
dollars in millions                                                                   1999           1998            1998
--------------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)                    (UNAUDITED)
ASSETS
Cash and due from banks                                                           $  3,060       $  3,296        $  3,050
Short-term investments                                                               1,755          1,974           1,652
Securities available for sale                                                        6,404          5,278           6,482
Investment securities (fair value: $985, $1,004 and $1,066)                            967            976           1,038
Loans, net of unearned income of $1,507, $1,533 and $1,313                          61,971         62,012          57,769
      Less: Allowance for loan losses                                                  930            900             900
--------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                     61,041         61,112          56,869
Premises and equipment                                                                 846            902             894
Goodwill                                                                             1,446          1,430           1,028
Other intangible assets                                                                 68             79              88
Corporate owned life insurance                                                       2,056          2,008           1,945
Other assets                                                                         3,246          2,965           2,732
--------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $80,889        $80,020         $75,778
                                                                                   ========       ========        =======

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                           $  9,058       $  9,540        $  8,967
    Interest-bearing                                                                31,948         32,091          31,262
Deposits in foreign office -- interest-bearing                                       2,010            952           1,565
--------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                43,016         42,583          41,794
Federal funds purchased and securities sold under repurchase agreements              4,727          4,468           6,828
Bank notes and other short-term borrowings                                           7,344          9,728           7,855
Other liabilities                                                                    3,405          3,110           2,583
Long-term debt                                                                      15,168         12,967          10,196
Corporation-obligated mandatorily redeemable preferred capital securities
    of subsidiary trusts holding solely debentures of the Corporation (See Note 9)     994            997             997
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                             74,654         73,853          70,253


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                --             --              --
Common Shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                          492            492             492
Capital surplus                                                                      1,413          1,412           1,284
Retained earnings                                                                    5,533          5,192           4,889
Loans to ESOP trustee                                                                  (34)           (34)            (42)
Treasury stock, at cost (43,248,120, 39,437,183 and 51,536,469 shares)              (1,062)          (923)         (1,126)
Accumulated other comprehensive (loss) income                                         (107)            28              28
--------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                     6,235          6,167           5,525
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                   $80,889        $80,020         $75,778
                                                                                   ========       ========        =======

--------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).


                                                        KEYCORP AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                            Three months ended June 30,    Six months ended June 30,
                                                                            ---------------------------    -------------------------
dollars in millions, except per share amounts                                    1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                          $  1,251      $  1,218      $  2,501      $  2,383
Taxable investment securities                                                         3             4             7             7
Tax-exempt investment securities                                                      8            12            17            25
Securities available for sale                                                       107           117           204           246
Short-term investments                                                               23            21            44            38
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                           1,392         1,372         2,773         2,699

INTEREST EXPENSE
Deposits                                                                            315           346           624           693
Federal funds purchased and securities sold under repurchase agreements              63            89           117           182
Bank notes and other short-term borrowings                                           88           114           207           212
Long-term debt, including capital securities                                        229           157           443           296
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                            695           706         1,391         1,383
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                 697           666         1,382         1,316
Provision for loan losses                                                            76            72           187           149
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 621           594         1,195         1,167

NONINTEREST INCOME
Trust and asset management income                                                   110            80           216           157
Service charges on deposit accounts                                                  82            75           163           153
Investment banking and capital markets income                                       100            50           166            97
Insurance and brokerage income                                                       59            24           116            46
Corporate owned life insurance income                                                27            24            51            47
Credit card fees                                                                     21            17            31            32
Net loan securitization gains                                                        18            --            50            --
Net securities gains                                                                 20             2            24             4
Gains from branch divestitures                                                       --            33            --            39
Gains from other divestitures                                                        --            --           148            23
Other income                                                                         89            75           170           138
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                          526           380         1,135           736

NONINTEREST EXPENSE
Personnel                                                                           383           302           755           596
Net occupancy                                                                        58            56           117           112
Equipment                                                                            49            45           105            88
Computer processing                                                                  59            41           113            81
Marketing                                                                            24            28            49            56
Amortization of intangibles                                                          26            22            54            45
Professional fees                                                                    17            15            32            32
Other expense                                                                       101            93           240           178
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                         717           602         1,465         1,188

INCOME BEFORE INCOME TAXES                                                          430           372           865           715
Income taxes                                                                        150           123           292           231
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $    280      $    249      $    573      $    484
                                                                               ========      ========      ========      ========
Per Common Share:
  Net income                                                                   $    .63      $     57      $   1.28      $   1.10
  Net Income - assuming dilution                                                    .62           .56          1.27          1.09
Weighted average Common Shares outstanding (000)                                448,037       440,092       448,774       439,345
Weighted average Common Shares and potential Common
  Shares outstanding (000)                                                      452,733       446,568       453,461       445,707
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                                                        KEYCORP AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       Accumulated
                                                                               Loans to    Treasury       Other
dollars in millions,                        Common     Capital    Retained       ESOP       Stock,     Comprehensive   Comprehensive
except per share amounts                    Shares     Surplus    Earnings      Trustee     at Cost    (Loss) Income      Income(2)
--------------------------------------------------------------------------------------------------------------------   -------------
BALANCE AT DECEMBER 31, 1997                 $492      $1,283      $4,611        $(42)      $(1,174)        $11
Net income                                                            484                                                   $484
Other comprehensive income:
  Net unrealized gains on securities
    available for sale, net of income
    taxes of $9(1)                                                                                           17               17
                                                                                                                       -------------
      Total comprehensive income                                                                                            $501
                                                                                                                            ====
Cash dividends on Common Shares
  ($.47 per share)                                                   (206)
Issuance of Common Shares under
  employee benefit and dividend
  reinvestment plans-2,388,481 net shares                   1                                    52
Repurchase of Common Shares-100,000 shares                                                       (4)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                     $492      $1,284      $4,889        $(42)      $(1,126)        $28
                                             ====      ======      ======        ====       =======         ===
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 $492      $1,412      $5,192        $(34)      $  (923)        $28
Net income                                                            573                                                   $573
Other comprehensive losses:
  Net unrealized losses on securities
    available for sale, net of income
    taxes of $(80)(1)                                                                                      (130)            (130)
  Foreign currency translation adjustments                                                                   (5)              (5)
                                                                                                                       -------------
      Total comprehensive income                                                                                            $438
                                                                                                                            ====
Cash dividends on Common Shares
  ($.52 per share)                                                   (233)
Issuance of Common Shares:
  Acquisition-632,183 shares                                6                                    15
  Employee benefit and dividend reinvestment
    plans-1,963,304 net shares                             (5)                                   48
Repurchase of Common Shares-6,406,424 shares                                                   (202)
ESOP transactions                                                       1
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                     $492      $1,413      $5,533        $(34)      $(1,062)      $(107)
                                             ====      ======      ======        ====       =======       =====
--------------------------------------------------------------------------------------------------------------------


(1) Net of reclassification adjustments.

(2) For the three months ended June 30, 1999 and 1998, comprehensive income was $229 million and $269 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).




                                                                                                            KEYCORP AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)




                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
in millions                                                                             1999             1998
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $   573          $   484
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                            187              149
    Depreciation expense and software amortization                                       144              111
    Amortization of intangibles                                                           54               45
    Net gains from divestitures                                                         (148)             (62)
    Net securities gains                                                                 (24)              (4)
    Net gains from sales of loans                                                        (22)             (20)
    Deferred income taxes                                                                163              154
    Net increase in mortgage loans held for sale                                         (32)            (324)
    Net increase in trading account assets                                              (233)            (228)
    Decrease in accrued restructuring charge                                              (1)             (18)
    Other operating activities, net                                                      (92)             (24)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                569              263
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                 (3,525)          (3,861)
Purchases of loans                                                                        (7)            (827)
Loans sold                                                                             3,044              336
Purchases of investment securities                                                      (117)             (55)
Proceeds from sales of investment securities                                               8               43
Proceeds from prepayments and maturities of investment securities                        152              232
Purchases of securities available for sale                                            (3,780)             (61)
Proceeds from sales of securities available for sale                                     325               43
Proceeds from prepayments and maturities of securities available for sale              2,611            1,281
Net decrease in other short-term investments                                             452              504
Purchases of premises and equipment                                                      (50)             (27)
Proceeds from sales of premises and equipment                                             23               23
Proceeds from sales of other real estate owned                                            13                4
Net cash paid for divestitures                                                            --             (433)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (851)          (2,798)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                      433           (2,621)
Net increase (decrease)in short-term borrowings                                       (2,145)           1,739
Net proceeds from issuance of long-term debt, including capital securities             3,756            3,495
Payments on long-term debt, including capital securities                              (1,592)            (503)
Purchases of treasury shares                                                            (202)              (4)
Net proceeds from issuance of common stock                                                29               34
Cash dividends                                                                          (233)            (206)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 46            1,934
--------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                 (236)            (601)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                         3,296            3,651
--------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                              $3,060           $3,050
                                                                                      ======           ======

--------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                     $1,366           $1,329
    Income taxes paid                                                                     85               79
    Net amount received on portfolio swaps                                                12               10
Noncash items:
    Assets sold                                                                           --             $165
    Liabilities sold                                                                      --              660
    Reclassification of financial instruments from loans to securities
      available for sale                                                                $374               --
    Fair value of Concord EFS, Inc. shares received                                      170               --
    Carrying amount of Electronic Payment Services, Inc. shares divested                  36               --
    Net transfer of loans to other real estate owned                                      13               --

--------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                            1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp (the "parent company") and its subsidiaries (collectively referred to as "Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1998 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior year amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 1999
As of January 1, 1999, Key adopted Statement of Financial Accounting Standard ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 134 requires an entity engaged in mortgage banking activities to classify mortgage-backed securities or other retained interests resulting from a mortgage loan securitization based on its ability and intent to sell or hold those assets. The statement conforms the accounting for securities and uncertificated interests retained after the securitization of mortgage loans to the accounting for securities and uncertificated interests retained after the securitization of other types of assets by a non-mortgage banking enterprise. To date, Key has retained only uncertificated interests resulting from mortgage loan securitizations. These retained interests are classified as either available-for-sale or trading securities. Since Key was in compliance with the standard at the date of adoption, SFAS No. 134 had minimal impact on Key's financial condition and results of operations.

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

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION
In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," that delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively "derivatives") and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of all derivatives qualifying as hedges will be recognized currently in earnings or comprehensive income. Depending on the nature of the hedge, and the extent to which it is effective, the changes in fair value either will be offset against the change in fair value of the hedged item (which also is recognized in earnings) or will be recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is deemed ineffective and all changes in the fair value of derivatives not designated as hedges will be recognized immediately in earnings. Key will adopt the provisions of SFAS No. 133 as of January 1, 2001. Management is currently reviewing SFAS No. 133 to determine the extent to which the statement will alter Key's use of certain derivatives in the future and the impact on its financial condition and results of operations.

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per Common Share is as follows:


                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------           -------------------------
dollars in millions, except per share amounts                   1999                1998             1999                1998
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $280                $249             $573                $484
                                                                ====                ====             ====                ====
------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average Common Shares outstanding (000)         448,037             440,092          448,774             439,345
    Potential Common Shares outstanding  (000) (1)             4,696               6,476            4,687               6,362

------------------------------------------------------------------------------------------------------------------------------
    Weighted average Common Shares and potential
        Common Shares outstanding  (000)                     452,733             446,568          453,461             445,707
                                                             =======             =======          =======             =======

------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per Common Share                                 $ .63               $ .57            $1.28               $1.10
   Net income per Common Share - assuming dilution               .62                 .56             1.27                1.09

------------------------------------------------------------------------------------------------------------------------------
(1) Dilutive common stock options.



                    3. MERGERS, ACQUISITIONS AND DIVESTITURES

Mergers, acquisitions and divestitures completed by Key during 1998 and the first six months of 1999 are summarized below.

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

COMPLETED DIVESTITURES
ELECTRONIC PAYMENT SERVICES, INC.
On February 28, 1999, Electronic Payment Services, Inc. ("EPS"), an electronic funds transfer processor in which Key held a 20% ownership interest, merged with a wholly owned subsidiary of Concord EFS, Inc. ("Concord EFS"), a Delaware corporation. Key received 5.9 million shares of Concord EFS and recognized a gain of $134 million ($85 million after tax). The gain was recorded in gains from other divestitures on the income statement. On June 17, 1999, Key sold the Concord EFS shares and recognized a gain of $15 million ($9 million after tax). The gain was recorded in net securities gains on the income statement.

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold to NOVA Information Systems, Inc. ("NOVA") a 51% interest in Key Merchant Services, LLC, a wholly owned subsidiary formed to provide merchant credit card processing services to businesses. Key recognized a $23 million gain ($14 million after tax) at the time of closing. Under the terms of the agreement with NOVA, Key was entitled to receive additional consideration if certain revenue-related performance targets were met. Accordingly, Key recognized a gain of $27 million in the fourth quarter of 1998 and recorded a final gain of $14 million during the first quarter of 1999. These gains were recorded in gains from other divestitures on the income statement. In accordance with a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

BRANCH DIVESTITURES
During 1998, Key sold 46 branch offices ("KeyCenters") with deposits of approximately $658 million, resulting in aggregate gains of $39 million ($22 million after tax). The gains were recorded in gains from branch divestitures on the income statement.

TRANSACTION PENDING AT JUNE 30, 1999
LONG ISLAND FRANCHISE
On May 26, 1999, Key entered into a definitive agreement for the sale of its Long Island franchise, which includes 28 KeyCenters with approximately $1.3 billion in deposits and $415 million in loans. The franchise will be sold for a premium of 16.25% of deposits assumed. The actual premium amount (estimated at approximately $200 million pre-tax and net of transaction costs) will be based on average deposits shortly before closing, which is expected to occur during the fourth quarter of 1999, pending certain regulatory approvals.

                           4. LINE OF BUSINESS RESULTS

Key's four major lines of business as described below are Key Corporate Capital, Key Consumer Finance, Key Community Bank and Key Capital Partners.

KEY CORPORATE CAPITAL
Key offers a complete range of financing, transaction processing and financial advisory services to corporations throughout the country through Key Corporate Capital. This line of business also operates one of the largest bank-affiliated equipment leasing companies with operations conducted both domestically and throughout Europe and Asia. Key Corporate Capital's business units are organized around the following specialized industry client segments: commercial real estate, lease financing, structured finance, healthcare and media/telecommunications. In serving these targeted segments, Key Corporate Capital provides a number of specialized services including international banking, corporate finance advisory services and, based on transaction volume, is a leading provider of cash management services. Key Corporate Capital also provides investment banking, capital markets, 401(k) and trust custody products through Key Capital Partners.

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

KEY COMMUNITY BANK
Key Community Bank is responsible for delivering a complete line of branch-based financial products and services to small businesses, consumers, and commercial banking businesses. The delivery of these products and services is accomplished through 965 full-service banking offices ("Key Centers"), a 24-hour telephone banking call center services group, nearly 2,600 automated teller machines ("ATMs") that access 14 different networks and comprise one of the largest ATM networks in the United States, and a core team of relationship management professionals.

KEY CAPITAL PARTNERS
Key Capital Partners provides clients with asset management, investment banking, capital markets, insurance and brokerage expertise. It also plays a major role in generating fee income through its broad range of investment choices and customized products. This line of business is comprised of two major business groups. One group, operating under the name "McDonald Investments", includes retail and institutional brokerage, equity and fixed income trading and underwriting, investment banking, capital markets products, loan syndication and trading, public finance and clearing operations. The second major business group includes asset management, mutual funds, institutional asset services, venture capital, mezzanine finance, alliance funds, wealth management and insurance. Leveraging Key's corporate and community banking distribution channels and client relationships is and will continue to be an essential factor in ensuring Key Capital Partners' future growth and success.

Selected financial data for each major line of business for the three- and six-month periods ended June 30, 1999 and 1998, is presented in the table beginning on page 11. The financial information was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of Key. The selected financial data are based on internal management accounting policies which have been developed to ensure that results are compiled on a consistent basis and to reflect the underlying economics of the businesses. These policies address the methodologies applied in connection with funds transfer pricing as well as the allocation of certain costs and capital. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of transfer pricing was allocated to the lines of business based upon their respective contributions to net interest income. Indirect expenses were allocated based on actual volume measurements and other criteria, as appropriate. The provision for loan losses was allocated in an amount based primarily upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. The level of the consolidated provision for loan losses was based upon the application of a methodology designed by management to assess the adequacy of the consolidated allowance by focusing on a number of specific factors. This methodology and the factors which influence it are more fully discussed in the Allowance for Loan Losses section of Note 1, Summary of Significant Accounting Policies, beginning on page 65 of Key's 1998 Annual Report to Shareholders.

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

The development and application of these methodologies is a dynamic process. Accordingly, financial results may be revised periodically to reflect management accounting enhancements, changes in risk profile or changes in the organization's structure. The financial data presented in the accompanying table for both the current and prior year reflects a number of revisions in Key's organization structure and funds transfer pricing methodology that occurred during the first quarter of 1999. Primary among the structural changes was the reclassification of the public sector, retail brokerage, wealth management, private banking and franchise trust businesses from Key Community Bank to Key Capital Partners and the reclassification of institutional asset services from Key Corporate Capital to Key Capital Partners. In addition, funds transfer pricing was enhanced by refining the methodology applied to the residential mortgage loan portfolio, certain deposit products with indeterminate maturities and medium-term notes. Unlike financial accounting, there is no authoritative guidance for management accounting similar to generally accepted accounting principles. Consequently, reported results are not necessarily comparable with those presented by other companies.

THREE MONTHS ENDED JUNE 30,                    KEY CORPORATE CAPITAL       KEY CONSUMER FINANCE         KEY COMMUNITY BANK
                                              ----------------------      ----------------------      -----------------------
dollars in millions                             1999          1998          1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                      $   133       $   114       $   153       $   141       $   420       $   427
Noninterest income                                 24            22            58            36           114           109
Revenue sharing--KCP(1)                            12             5             1            --            40            39
-----------------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                  169           141           212           177           574           575
Provision for loan losses                          15            11            39            46            32            21
Depreciation and amortization expense               6             4            12            11            55            50
Other noninterest expense                          37            40            81            79           279           280
Expense sharing--KCP(1)                             5             2            --            --            26            26
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                   106            84            80            41           182           198
Allocated income taxes and TE adjustment           39            30            30            16            64            69
-----------------------------------------------------------------------------------------------------------------------------
Net income                                    $    67       $    54       $    50       $    25       $   118       $   129
                                              =======       =======       =======       =======       =======       =======

Percent of consolidated net income                 24%           21%           18%           11%           42%           52%
Efficiency ratio(6)                             28.40         32.62         43.87         50.85         64.98         62.13
-----------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                         $14,931       $12,139       $15,337       $14,188       $26,862       $26,415
Total assets(2)                                15,807        12,714        16,729        15,506        36,304        36,877
Deposits                                          440           407           110           101        36,083        36,991
-----------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                      KEY CORPORATE CAPITAL       KEY CONSUMER FINANCE         KEY COMMUNITY BANK
                                              ----------------------      ----------------------      -----------------------
dollars in millions                              1999          1998          1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                      $   254       $   223       $   317       $   274       $   833       $   854
Noninterest income                                 50            40           120            71           246           237
Revenue sharing--KCP(1)                            19             9             2            --            80            76
-----------------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                  323           272           439           345         1,159         1,167
Provision for loan losses                          21            17            94            97            63            48
Depreciation and amortization expense              11             8            27            21           112            98
Other noninterest expense                          73            71           162           157           557           560
Expense sharing--KCP(1)                             8             4            --            --            53            51
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                   210           172           156            70           374           410
Allocated income taxes and TE adjustment           76            61            58            27           127           143
-----------------------------------------------------------------------------------------------------------------------------
Net income                                    $   134       $   111       $    98       $    43       $   247       $   267
                                              =======       =======       =======       =======       =======       =======

Percent of consolidated net income                 24%           23%           17%            9%           43%           55%
Efficiency ratio(6)                             28.48         30.51         43.05         51.59         63.61         60.96
-----------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                         $14,678       $11,843       $15,702       $13,585       $26,807       $26,274
Total assets(2)                                15,471        12,401        17,091        14,891        36,171        37,164
Deposits                                          443           418           114           118        35,931        37,177
-----------------------------------------------------------------------------------------------------------------------------

(1) Represents the assignment of KCP revenue and expense to the lines of business principally responsible for maintaining the corresponding client relationships.

(2) Substantially all revenue generated by Key's major lines of business is derived from external clients domiciled in the United States and substantially all long-lived assets held by such lines of business are located in the United States. Long-lived assets include premises and equipment, capitalized software and goodwill.

(3) Noninterest income includes $15 million ($9 million after tax) in the second quarter of 1999, and $33 million ($18 million after tax) in the second quarter of 1998, of gains from certain divestitures. For the year-to-date period, gains from certain divestitures totaled $149 million ($94 million after tax) and $39 million ($22 million after tax) in 1999 and 1998, respectively. Net interest income is primarily comprised of the funding cost related to unallocated nonearning assets of corporate support functions.

THREE MONTHS ENDED JUNE 30,             KEY CAPITAL PARTNERS                                                         KEYCORP
                                               ("KCP")           TOTAL SEGMENTS       RECONCILING ITEMS           CONSOLIDATED
                                        --------------------    ----------------    ---------------------      -----------------
dollars in millions                         1999       1998       1999      1998      1999          1998         1999       1998
--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                 $    42    $    33    $   748   $   715   $   (44)      $   (40)      $   704   $   675
Noninterest income                           287        171        483       338        43            42           526       380
Revenue sharing--KCP(1)                      (53)       (44)       ___       ___       ___           ___           ___       ___
--------------------------------------------------------------------------------------------------------------------------------

Total revenue(2)                             276        160      1,231     1,053        (1)(3)       2(3)        1,230     1,055
Provision for loan losses                      2          1         88        79       (12)           (7)           76        72
Depreciation and amortization expense         21         12         94        77         5             3            99        80
Other noninterest expense                    227        125        624       524        (6)(4)        (2)          618       522
Expense sharing--KCP(1)                      (31)       (28)       ___       ___       ___           ___           ___       ___

--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes (TE)               57         50        425       373        12             8           437       381
Allocated income taxes and TE adjustment      20         16        153       131         4             1           157       132
--------------------------------------------------------------------------------------------------------------------------------
Net income                               $    37    $    34    $   272   $   242   $     8       $     7       $   280   $   249
                                         =======    =======    =======   =======   =======       =======       =======   =======

Percent of consolidated net income            13%        13%        97%       97%        3%            3%          100%      100%
Efficiency ratio(6)                        78.62      68.13      59.29     57.18       N/M           N/M         59.26     59.02
------------------------------------------------------------------------------------------------------------------------------------


AVERAGE BALANCES
Loans                                    $ 4,256    $ 3,408    $61,386   $56,150   $   218       $   291       $61,604   $56,441
Total assets(2)                            8,693      6,489     77,533    71,586     2,492(5)      2,480(5)     80,025    74,066
Deposits                                   3,327      2,764     39,960    40,263     1,821         1,088        41,781    41,351
------------------------------------------------------------------------------------------------------------------------------------


                                        KEY CAPITAL PARTNERS                                                          KEYCORP
                                               ("KCP")            TOTAL SEGMENTS       RECONCILING ITEMS            CONSOLIDATED
SIX MONTHS ENDED JUNE 30,               --------------------      --------------   ----------------------      -------------------
dollars in millions                         1999       1998       1999      1998      1999          1998          1999      1998
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                 $    81    $    60    $ 1,485   $ 1,411   $   (88)      $   (77)      $ 1,397   $ 1,334
Noninterest income                           525        328        941       676       194            60         1,135       736
Revenue sharing--KCP(1)                     (101)       (85)       ___       ___       ___           ___           ___       ___
------------------------------------------------------------------------------------------------------------------------------------

Total revenue(2)                             505        303      2,426     2,087       106(3)        (17(3)      2,532     2,070
Provision for loan losses                      2          1        180       163         7           (14)          187       149
Depreciation and amortization expense         45         22        195       149         3             7           198       156
Other noninterest expense                    439        246      1,231     1,034        36(4)         (2)        1,267     1,032
Expense sharing--KCP(1)                      (61)       (55)       ___       ___       ___           ___           ___       ___
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)               80         89        820       741        60            (8)          880       733
Allocated income taxes and TE adjustment      27         29        288       260        19           (11)          307       249
------------------------------------------------------------------------------------------------------------------------------------
Net income                               $    53    $    60    $   532   $   481   $    41       $     3       $   573   $   484
                                         =======    =======    =======   =======   =======       =======       =======   =======

Percent of consolidated net income             9%        12%        93%       99%        7%            1%          100%      100%
Efficiency ratio(6)                        83.76      70.30      59.37     56.79       N/M           N/M         59.73     58.61
------------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                    $ 4,250    $ 3,290    $61,437   $54,992   $   211       $   208       $61,648   $55,200
Total assets(2)                            8,767      6,261     77,500    70,717     2,442(5)      2,382(5)     79,942    73,099
Deposits                                   3,219      2,695     39,707    40,408     1,742         1,084        41,449    41,492
------------------------------------------------------------------------------------------------------------------------------------




4 Noninterest expense in the second quarter of 1999 includes a $3 million ($2 million after tax) special contribution made to the Key sponsored charitable foundation. For the first six months of 1999, noninterest expense included a $23 million ($15 million after tax) special contribution to the foundation and $27 million ($17 million after tax) of other nonrecurring charges recorded in the first quarter.

5 Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

6 Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).

TE=Taxable Equivalent

N/M= Not Meaningful

                                  5. SECURITIES

Debt securities that Key has the positive intent and ability to hold to maturity are classified as securities held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity and equity securities that do not have readily determinable fair values (primarily equity capital investments) are presented as investment securities on the balance sheet. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account assets, reported at fair value and included in short-term investments on the balance sheet. Realized and unrealized gains and losses on trading account assets are reported in other income on the income statement. Debt and equity securities that Key has not classified as investment securities or trading account assets are classified as securities available for sale and are reported at fair value, with unrealized gains and losses, net of income taxes, reported in shareholders' equity as a component of accumulated other comprehensive (loss) income. Gains and losses from sales of securities available for sale are computed using the specific identification method and included in net securities gains on the income statement.

During the first quarter of 1999, Key reclassified approximately $374 million of collateralized mortgage obligations from the commercial mortgage loan portfolio to the securities available for sale portfolio.

The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale and investment securities were as follows:



                                                                  JUNE 30, 1999
                                             -----------------------------------------------------------
                                                                   GROSS          GROSS
                                                 AMORTIZED    UNREALIZED     UNREALIZED         FAIR
in millions                                           COST         GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations       $   152          $  1         $    1      $   152
    States and political subdivisions                   67             1              1           67
    Collateralized mortgage obligations              4,029             2            143        3,888
    Other mortgage-backed securities                 1,878            12             29        1,861
    Retained interests in securitizations              348            --             13          335
    Other securities                                    96             6              1          101
--------------------------------------------------------------------------------------------------------
        Total securities available for sale         $6,570           $22           $188       $6,404
                                                    ======           ===           ====       ======
INVESTMENT SECURITIES
    States and political subdivisions                 $515           $18             --         $533
    Other securities                                   452            --             --          452
--------------------------------------------------------------------------------------------------------
        Total investment securities                   $967           $18             --         $985
                                                      ====           ===                        ====

--------------------------------------------------------------------------------------------------------

                                                                DECEMBER 31, 1998
                                             -----------------------------------------------------------
                                                                   GROSS          GROSS
                                                 AMORTIZED    UNREALIZED     UNREALIZED         FAIR
in millions                                           COST         GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations       $   420          $  2             --      $   422
    States and political subdivisions                   65             2             --           67
    Collateralized mortgage obligations              2,191            21           $  1        2,211
    Other mortgage-backed securities                 2,123            34              6        2,151
    Retained interests in securitizations              345            --             17          328
    Other securities                                    84            16              1           99
--------------------------------------------------------------------------------------------------------
        Total securities available for sale         $5,228           $75            $25       $5,278
                                                    ======           ===            ===       ======
INVESTMENT SECURITIES
    States and political subdivisions                 $631           $28             --      $   659
    Other securities                                   345            --             --          345
--------------------------------------------------------------------------------------------------------
        Total investment securities                   $976           $28             --       $1,004
                                                      ====           ===                      ======

--------------------------------------------------------------------------------------------------------



                                                                  JUNE 30, 1998
                                             -----------------------------------------------------------
                                                                   GROSS          GROSS
                                                 AMORTIZED    UNREALIZED     UNREALIZED         FAIR
in millions                                           COST         GAINS         LOSSES        VALUE
--------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations       $   143          $  2             --      $   145
    States and political subdivisions                   76             1             --           77
    Collateralized mortgage obligations              3,182            20           $  1        3,201
    Other mortgage-backed securities                 2,564            43              4        2,603
    Retained interests in securitizations              409            --             27          382
    Other securities                                    61            13             --           74
--------------------------------------------------------------------------------------------------------
        Total securities available for sale         $6,435           $79            $32       $6,482
                                                    ======           ===            ===       ======
INVESTMENT SECURITIES
    States and political subdivisions              $   762           $28             --      $   790
    Other securities                                   276            --             --          276
--------------------------------------------------------------------------------------------------------
        Total investment securities                 $1,038           $28             --       $1,066
                                                    =======          ====                     ======

--------------------------------------------------------------------------------------------------------


Trading account assets had a fair value of $1.1 billion, $877 million and $763 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. At June 30, 1999, these assets included $87 million of retained interests in home equity loan securizations.

                                    6. LOANS


Loans are summarized as follows:

                                                      JUNE 30,        DECEMBER 31,             JUNE 30,
in millions                                             1999                1998                 1998
------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural               $17,916             $17,038              $15,595
Real estate-- commercial mortgage                      6,806               7,309                7,017
Real estate-- construction                             4,153               3,450                2,841
Commercial lease financing                             6,043               5,613                4,803
------------------------------------------------------------------------------------------------------
    Total commercial loans                            34,918              33,410               30,256
Real estate-- residential mortgage                     4,330               5,083                5,508
Home equity                                            7,532               7,301                6,183
Credit card                                            1,313               1,425                1,451
Consumer--direct                                       2,423               2,342                2,084
Consumer--indirect lease financing                     2,897               2,580                1,979
Consumer--indirect other                               6,402               7,009                6,834
------------------------------------------------------------------------------------------------------
    Total consumer loans                              24,897              25,740               24,039
Loans held for sale                                    2,156               2,862                3,474
------------------------------------------------------------------------------------------------------
    Total loans                                      $61,971             $62,012              $57,769
                                                     =======             =======              =======

------------------------------------------------------------------------------------------------------

Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain loans. Additional information pertaining to the notional amount, fair value and weighted average rate of such swaps as of June 30, 1999, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18.

Changes in the allowance for loan losses are summarized as follows:

                                                       THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------               -------------------------
in millions                                             1999                1998                 1999               1998
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $ 930               $ 900               $  900             $  900
Charge-offs                                             (131)                (97)                (238)              (197)
Recoveries                                                55                  25                   81                 48
-------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                      (76)                (72)                (157)              (149)
Provision for loan losses                                 76                  72                  187                149
-------------------------------------------------------------------------------------------------------------------------
    Balance at end of period                           $ 930               $ 900               $  930             $  900
                                                       =====               =====               ======             ======

-------------------------------------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At June 30, 1999, impaired loans totaled $188 million. Included in this amount are $105 million of impaired loans for which the specifically allocated allowance for loan losses is $51 million, and $83 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, impaired loans totaled $193 million, of which $95 million had a specifically allocated allowance of $42 million and $98 million were carried at their estimated fair value. The average investment in impaired loans for the second quarter of 1999 and 1998 was $200 million and $181 million, respectively.

Nonperforming assets were as follows:



                                                         JUNE 30,      DECEMBER 31,         JUNE 30,
in millions                                                  1999              1998             1998
-----------------------------------------------------------------------------------------------------
Impaired loans                                               $188              $193             $200
Other nonaccrual loans                                        188               172              174
-----------------------------------------------------------------------------------------------------
    Total nonperforming loans                                 376               365              374
Other real estate owned ("OREO")                               46                56               62
Allowance for OREO losses                                     (11)              (18)             (23)
-----------------------------------------------------------------------------------------------------
    OREO, net of allowance                                     35                38               39
Other nonperforming assets                                      1                 1                4
-----------------------------------------------------------------------------------------------------
    Total nonperforming assets                               $412              $404             $417
                                                             ====              ====             ====

-----------------------------------------------------------------------------------------------------


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

                                8. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:




                                                                           JUNE 30,       DECEMBER 31,          JUNE 30,
dollars in millions                                                            1999               1998              1998
-------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(1)                              $     401           $    419           $   419
Subordinated medium-term notes due through 2005(1)                              133                133               133
7.50%   Subordinated notes due 2006(2)                                          250                250               250
6.75%   Subordinated notes due 2006(2)                                          200                200               200
8.125%  Subordinated notes due 2002(2)                                          199                199               199
8.00%   Subordinated notes due 2004(2)                                          125                125               125
8.404%  Notes due through 2001                                                   34                 34                42
8.40%   Subordinated capital notes due 1999                                     --                  75                75
All other long-term debt(8)                                                       5                  5                12
---------------------------------------------------------------------------------------------------------------------------
     Total parent company(9)                                                  1,347              1,440             1,455

Senior medium-term bank notes due through 2004(3)                             9,254              7,426             4,794
Senior euro medium-term bank notes due through 2007(4)                        1,883              1,441             1,364
6.50 %  Subordinated remarketable securities due 2027(5)                        313                313               313
6.95%   Subordinated notes due 2028(5)                                          300                300               300
7.125%  Subordinated notes due 2006(5)                                          250                250               250
7.25%   Subordinated notes due 2005(5)                                          200                200               200
6.75%   Subordinated notes due 2003(5)                                          200                200               200
7.50%   Subordinated notes due 2008(5)                                          165                165               165
7.30%   Subordinated notes due 2011(5)                                          107                 --                --
7.85%   Subordinated notes due 2002(5)                                           93                200               200
7.55%   Subordinated notes due 2006(5)                                           75                 75                75
7.375%  Subordinated notes due 2008(5)                                           70                 70                70
Lease financing debt due through 2004(6)                                        571                574               508
Federal Home Loan Bank advances due through 2029(7)                             239                289               263
All other long-term debt(8)                                                     101                 24                39
-----------------------------------------------------------------------------------------------------------------------------------
     Total subsidiaries(10)                                                  13,821             11,527             8,741
-------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                   $15,168            $12,967           $10,196
                                                                            =======            =======           =======

-------------------------------------------------------------------------------------------------------------------------

Portfolio interest rate swaps, caps and floors are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain long-term debt. Additional information pertaining to the notional amount, fair value and weighted average rate of such financial instruments as of June 30, 1999, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18.

1 At June 30, 1999, December 31, 1998 and June 30, 1998, the senior medium-term notes had weighted average interest rates of 6.41%, 6.55% and 6.70%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.09% at each respective date. These notes had a combination of both fixed and floating interest rates.

2 The 7.50%, 6.75%, 8.125% and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.



3 At June 30, 1999, December 31, 1998 and June 30, 1998, senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.18%, 5.30% and 5.74%, respectively. These notes had a combination of both fixed and floating interest rates.

4 At June 30, 1999, December 31, 1998 and June 30, 1998, the senior euro medium-term bank notes had weighted average interest rates of 5.21%, 5.52% and 5.45%, respectively. These notes are obligations of KeyBank National Association ("KeyBank N.A.") issued under Key's $7.0 billion Euronote Program and had fixed and floating interest rates based on the three-month London Interbank Offered Rate ("LIBOR"). As of June 30, 1999, the Euronote Program had an unused capacity of $5.1 billion.

5 The subordinated notes and securities are all obligations of KeyBank N.A., with the exception of the 7.55% notes which are obligations of Key Bank USA, National Association ("Key Bank USA"). These notes may not be redeemed prior to their respective maturity dates. The 7.30% notes were issued in exchange for a portion of the 7.85% notes during the first quarter of 1999.

6 At June 30, 1999, December 31, 1998 and June 30, 1998, lease financing debt had weighted average interest rates of 6.66%, 6.56% and 7.27%, respectively, and represented primarily nonrecourse debt collateralized by lease equipment under operating, direct financing and sales type leases.

7 At June 30, 1999, December 31, 1998 and June 30, 1998, long-term advances from the Federal Home Loan Bank ("FHLB") had weighted average interest rates of 5.14%, 5.39% and 6.02%, respectively. These advances had a combination of both fixed and floating interest rates. Real estate loans and securities of $357 million, $409 million and $367 million, at June 30, 1999, December 31, 1998 and June 30, 1998, respectively, collateralize FHLB advances.

8 Other long-term debt at June 30, 1999, December 31, 1998 and June 30, 1998, consisted of industrial revenue bonds, capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average interest rates of 6.96%, 7.17% and 8.08%, respectively.

9 At June 30, 1999, unused capacity under the parent company's shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes.

10 As of June 30, 1999, the Bank Note Program had an unused capacity of $13.9 billion.

                              9. CAPITAL SECURITIES

The corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the Corporation ("capital securities") were issued by four separate business trusts, all of whose common securities are owned by the parent company. The proceeds from the issuances of the capital securities and common securities were used to purchase debentures of the parent company. All of the trusts hold solely junior subordinated deferrable interest debentures of the parent company. Both the debentures and related income statement effects are eliminated in Key's financial statements.

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

The capital securities (net of discount), common securities and related debentures are summarized as follows:

                                                                                PRINCIPAL          INTEREST RATE         MATURITY
                                             CAPITAL                            AMOUNT OF           OF CAPITAL          OF CAPITAL
                                           SECURITIES,          COMMON          DEBENTURES,       SECURITIES AND      SECURITIES AND
dollars in millions                      NET OF DISCOUNT(1)   SECURITIES    NET OF DISCOUNT(2)     DEBENTURES(3)        DEBENTURES
----------------------------------------------------------------------------------------------------------------------------------
June 30, 1999
    KeyCorp Institutional Capital A             $350             $11              $   361                  7.826%            2026
    KeyCorp Institutional Capital B              150               4                  154                  8.250             2026
    KeyCorp Capital I                            247               8                  255                  5.740             2028
    KeyCorp Capital II                           247               8                  255                  6.875             2029
----------------------------------------------------------------------------------------------------------------------------------
        Total                                   $994             $31               $1,025                  7.135%              --
                                                ====             ===               ======

----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                               $997             $31               $1,028                  7.149%              --
                                                ====             ===               ======

----------------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                   $997             $31               $1,028                  7.242%               --
                                                ====             ===               ======

----------------------------------------------------------------------------------------------------------------------------------



1 The capital securities are mandatorily redeemable upon the respective maturity dates of the debentures or upon earlier redemption as provided in the indenture. Each issue of capital securities carries an interest rate identical to that of the respective debenture. The capital securities issued by the trusts constitute minority interests in the equity accounts of consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines.

2 The parent company has the right to redeem the debentures purchased by Capital A, Capital B, Capital I and Capital II: (i) in whole or in part, on or after December 1, 2006, December 15, 2006, July 1, 2008 and March 18, 1999, respectively; and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed prior to maturity, the redemption price will be equal to 100% of the principal amount of such debentures, plus any accrued but unpaid interest. If the debentures purchased by Capital II are redeemed prior to maturity, the redemption price will be equal to the greater of: (i) 100% of the principal amount plus any accrued but unpaid interest or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular) plus 20 basis points, plus any accrued but unpaid interest. The price of redemptions which occur in response to tax or capital treatment events is generally slightly more favorable than that available under other circumstances described above.

3 The interest rates for Capital A, Capital B and Capital II are fixed interest rates. The interest rate for Capital I is a floating interest rate equal to three-month LIBOR plus 74 basis points and is repriced quarterly. The rates shown as the total at June 30, 1999, December 31, 1998 and June 30, 1998, are weighted average rates.


              10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its lead bank (KeyBank N.A.), is party to various financial instruments with off-balance sheet risk. It uses these financial instruments in the normal course of business to meet the financing needs of its clients and to manage its exposure to market risk. Market risk includes the possibility that Key's net interest income will be adversely affected as a result of changes in interest rates or other economic factors. The primary financial instruments used include commitments to extend credit, standby and commercial letters of credit, interest rate swaps, caps and floors, futures and foreign exchange forward contracts. All of the interest rate swaps, caps and floors, and foreign exchange forward contracts held are over-the-counter instruments. These financial instruments may be used for lending-related, asset and liability management and trading purposes, as discussed in the remainder of this note. In addition to the market risk inherent in the use of these financial instruments, each contains an element of credit risk. Credit risk is the possibility that Key will incur a loss due to a counterparty's failure to meet its contractual obligations.

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



                                                                JUNE 30,       DECEMBER 31,           JUNE 30,
in millions                                                         1999               1998               1998
---------------------------------------------------------------------------------------------------------------
Loan commitments:
    Credit card lines                                           $  6,316           $  6,320           $  6,849
    Home equity                                                    4,637              4,347              4,528
    Commercial real estate and construction                        1,939              2,046              1,487
    Commercial and other                                          21,891             20,995             20,751
---------------------------------------------------------------------------------------------------------------
       Total loan commitments                                     34,783             33,708             33,615

Other commitments:
    Standby letters of credit                                      1,812              1,834              1,529
    Commercial letters of credit                                     180                138                180
    Loans sold with recourse                                          19                 21                 24
---------------------------------------------------------------------------------------------------------------
       Total loan and other commitments                          $36,794            $35,701            $35,348
                                                                 =======            =======            =======

---------------------------------------------------------------------------------------------------------------







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


                                                                                               June 30, 1999
                                                        ----------------------------------------------------------------------------
                                                                                                Weighted Average Rate
                                                          Notional       Fair     Maturity  ----------------------------------------
dollars in millions                                         Amount      Value      (Years)    Receive     Pay           Strike
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
    Receive fixed/pay variable-indexed amortizing(1)     $     176      $   2         .3        7.22%      5.09%           N/A
    Receive fixed/pay variable-conventional                  6,412         (1)       4.8        6.11       5.02            N/A
    Pay fixed/receive variable-conventional                  3,170         40        4.8        5.27       5.87            N/A
    Pay fixed/receive variable-forward starting                618         --        6.1        5.41       5.56            N/A
    Basis swaps                                              6,119        (17)       1.9        5.07       5.04            N/A
------------------------------------------------------------------------------------------------------------------------------------
        Total                                               16,495         24        --         5.55%      5.21%           --
Interest rate caps, collars and corridors:
    Caps purchased - one- to three-month LIBOR-based         2,775          5         .7         N/A        N/A           5.88%
    Collar - one- to three-month LIBOR-based                   250         --        1.6         N/A        N/A      4.75 and 6.50
    Collar - thirty-year U.S. Treasury-based                    --         --        --          N/A        N/A            --
    1% payout corridor2                                        200         --         .4         N/A        N/A       6.00 to 7.00
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                3,225          5        --          --         --             --
------------------------------------------------------------------------------------------------------------------------------------
        Total                                              $19,720        $29        --          --         --             --
                                                           =======        ===
------------------------------------------------------------------------------------------------------------------------------------



                                                                    December 31, 1998
                                                               ----------------------------
                                                                   Notional        Fair
dollars in millions                                                 Amount         Value
-------------------------------------------------------------------------------------------
Interest rate swaps:
    Receive fixed/pay variable-indexed amortizing(1)            $     311         $   4
    Receive fixed/pay variable-conventional                         4,325           223
    Pay fixed/receive variable-conventional                         4,872           (68)
    Pay fixed/receive variable-forward starting                        10            --
    Basis swaps                                                     2,872            19
---------------------------------------------------------------------------------------
        Total                                                      12,390           178
Interest rate caps, collars and corridors:
    Caps purchased - one- to three-month LIBOR-based                3,175             3
    Collar - one- to three-month LIBOR-based                          250            (1)
    Collar - thirty-year U.S. Treasury-based                          250           (24)
    1% payout corridor(2)                                             200            --
---------------------------------------------------------------------------------------
        Total                                                       3,875           (22)
---------------------------------------------------------------------------------------
        Total                                                     $16,265          $156
                                                                  =======          ====
---------------------------------------------------------------------------------------




1 Maturity is based upon expected average lives rather than contractual terms.

2    Payout is indexed to three-month LIBOR.

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

Credit risk on swaps, caps and floors results from the possibility that the counterparty will not meet the terms of the contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. To mitigate this risk, Key deals exclusively with counterparties with high credit ratings. With regard to its swap contracts, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on Key's total credit exposure with each counterparty and the amount of collateral required, if any, are determined. At June 30, 1999, Key had 39 different counterparties to portfolio swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $154 million to 27 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $21 million. As of the same date, Key's aggregate credit exposure on its interest rate caps and floors totaled $35 million. Based on management's assessment as of June 30, 1999, all counterparties were expected to meet their obligations. Portfolio swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and portfolio caps and floors increased net interest income by $4 million in the second quarter of 1999 and $9 million in the second quarter of 1998.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At June 30, 1999, Key was party to $86 million and $90 million of indexed amortizing swaps that used a LIBOR index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

Based on the weighted average rates in effect at June 30, 1999, the spread on portfolio swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 34 basis points). The aggregate fair value of $24 million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized gain that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the asset or liability. The deferred gain or loss is amortized using the straight-line method over the shorter of the projected remaining life of the related contract at its termination or the underlying asset or liability. During the first six months of 1999, swaps with a notional amount of $871 million were terminated, resulting in a deferred gain of $7 million. During the same period last year, swaps with a notional amount of $268 million were terminated, resulting in a net deferred loss of $1 million. At June 30, 1999, Key had a net deferred swap gain of $17 million with a weighted average life of 3.7 years related to the management of debt and a net deferred loss of $1 million with a weighted average life of 7.5 years related to the management of loans.

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

At June 30, 1999, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $431 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. Key contracts with counterparties with high credit ratings and enters into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate, foreign exchange forward and treasury-based option contracts totaled $21 million, $14 million and $2 million, respectively, for the first six months of 1999 and $32 million, $10 million and $3 million, respectively, for the first six months of 1998.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at June 30, 1999, and on average for the six-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $24.6 billion notional amount of client interest rate swaps presented in the table includes $11.5 billion of client swaps that receive a fixed rate and pay a variable rate, $9.4 billion of client swaps that pay a fixed rate and receive a variable rate and $3.7 billion of basis swaps. As of June 30, 1999, the client swaps had an average expected life of 5.9 years, carried a weighted average rate received of 5.89% and had a weighted average rate paid of 5.80%. Also included in the table below are interest rate swaps and caps which were executed in connection with the residual interests retained in the securitization of certain home equity loans.





                                                                June 30, 1999              Six months ended June 30, 1999
                                                         --------------------------   ----------------------------------------
                                                            Notional          Fair                Average             Average
in millions                                                   Amount         Value        Notional Amount          Fair Value
------------------------------------------------------------------------------------------------------------------------------
Interest rate contracts - client positions:
    Swap assets                                              $14,834        $  267                $13,308              $  263
    Swap liabilities                                           9,751          (200)                 8,997                (187)
    Caps and floors purchased                                    357             1                    395                   1
    Caps and floors sold                                         471            (2)                   520                  (1)
    Futures purchased                                          1,029                                  467                  (1)
    Futures sold                                               8,831            15                 14,685                  16

Interest rate contracts - securitization positions:
    Swap assets                                               $  995         $   4                   $650               $   1
    Caps purchased                                             1,005            28                    650                  14
    Caps sold                                                  1,005           (28)                   650                 (14)

Foreign exchange forward contracts:
    Assets                                                    $1,513         $  44                 $1,305               $  43
    Liabilities                                                1,272           (38)                 1,160                 (40)

Treasury-based option contracts:
    Options purchased                                         $3,546         $  72                 $3,807               $  64
    Options sold                                               4,198           (40)                 4,820                 (51)

------------------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 1999 and 1998, and the related condensed consolidated statements of income for the three- and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
July 13, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the consolidated financial statements and notes thereto, presented on pages 3 through 22.

This report contains forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economy that could materially change anticipated credit quality trends and the ability to generate loans; failure of the capital markets to function consistent with customary levels; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; unforeseen business risks related to Year 2000 computer systems issues; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's earnings for the second quarter of 1999 reflected the strong performance of its fee-generating businesses, particularly those such as investment banking and capital markets, brokerage and asset management that continue to benefit from the October 1998 acquisition of McDonald. Core noninterest income (noninterest income, excluding certain nonrecurring gains) was up 47% from the year-ago quarter and comprised 42% of Key's total core revenue (net interest income plus core noninterest income), up from 41% last quarter and 34% a year ago. Bolstered by the McDonald acquisition and the impact of initiatives undertaken earlier this year to strengthen the profitability of its retail banking unit, Key made continued progress toward its long-term goal of generating 50% of its revenue from investment advisory and other noninterest income generating activities. At the same time, Key continues to experience strong growth in lending, particularly in the home equity and commercial portfolios, while maintaining a high level of asset quality. Excluding the impact of sales, average outstanding home equity loans were up an annualized 35% from the first quarter of 1999, while commercial loan growth exceeded 10% for the ninth consecutive quarter. Key's asset quality has been stable over the first six months of 1999 with modest improvement in the second quarter. During the second quarter, declines were experienced in levels of both nonperforming loans and net charge-offs.

Key's corporate strategy for the past several years has encompassed continued reviews of business lines to identify opportunities to generate higher earnings growth. This aspect of corporate strategy has led to an active program of selling portfolios and business units that management determines to be of low-return and/or low-growth potential. The strategy has also led to acquisitions of businesses that Key's management believes are capable of achieving double-digit earnings growth rates. The combination of these two aspects of corporate strategy has resulted in an acceleration of loan growth without any corresponding increase in deposits. As a partial response to this, Key has used securitizations to supplement traditional sources of funding.

During the second quarter and consistent with the above strategy, Key entered into a definitive agreement to sell its Long Island, New York, business, including 28 KeyCenters with approximately $1.3 billion of deposits and $415 million of loans. Key's Long Island business, while profitable, was constrained in its ability to grow due to its very small share of the market for deposits and loans in the greater New York City-Long Island area, the competition for which has been dominated by major New York City-based financial institutions. A portion of the proceeds from the transaction, expected to close in the fourth quarter, will be reinvested in KeyCenters offering a broad range of financial services products in 25 high-growth markets in the western United States. The first of these centers opened during July in Sandy, Utah, a suburb of Salt Lake City. The terms of the Long Island transaction are more fully disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

The preceding items are reviewed in greater detail in the remainder of this discussion and in the notes to the consolidated financial statements.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters and the year-to-date periods ended June 30, 1999 and 1998. Some of the items referred to in this performance overview and in Figure 1 are more fully described in the following discussion or in the notes to the consolidated financial statements presented on pages 7 through 22. Unless otherwise indicated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

Net income for the second quarter of 1999 was $280 million, or $.62 per Common Share, up from $249 million, or $.56 per Common Share, in the second quarter of 1998. This improvement represents an 11% increase in per share earnings from the year-ago quarter. On an annualized basis, the return on average equity for the second quarter of 1999 was 18.16%, compared with 18.47% for the same period last year. The annualized returns on average total assets were 1.40% and 1.35% for the second quarters of 1999 and 1998, respectively.

The increase in earnings relative to the second quarter of 1998 resulted from continued growth in fee income and an increase in taxable-equivalent net interest income. Noninterest income for the second quarter of 1999 was $526 million, significantly higher than the $380 million recorded a year ago. Excluding a $15 million gain from the sale of Key's interest in Concord EFS recorded in the second quarter of 1999 and branch divestiture gains of $33 million recorded in the second quarter of last year, core noninterest income grew by $164 million, or 47%. Compared with the same period, taxable-equivalent net interest income rose by $29 million as a $5.1 billion, or 8%, increase in average earning assets (primarily commercial loans) more than offset a 13 basis point reduction in the net interest margin to 3.97%. These positive factors were partially offset by a $115 million, or 19%, increase in noninterest expense and a $4 million, or 6%, increase in the provision for loan losses. In the second quarter of both 1999 and 1998, the provision was equal to the level of net loan charge-offs. Contributing to the growth in noninterest income and expense were the results of McDonald, acquired in October 1998.

For the first half of 1999, earnings were $573 million, up 18% from $484 million for the same period last year. On a per Common Share basis, Key's 1999 year-to-date earnings were $1.27, representing a 17% increase from $1.09 for the first six months of 1998. On an annualized basis, the return on average equity for the first six months of 1999 was 18.81%, compared with 18.36% for the comparable year-ago period. The annualized returns on average total assets were 1.45% and 1.34% for the first half of 1999 and 1998, respectively. Affecting comparative results was a $399 million increase in noninterest income (including a $110 million increase in nonrecurring gains). In the current year, these gains were comprised of $15 million from the second quarter sale of Key's interest in Concord EFS and $134 million from the sale of Key's interest in EPS in the previous quarter. In the first six months of 1998, branch divestiture gains of $33 million and $6 million were recorded in the second and first quarters, respectively. Also contributing to the improvement in year-to-date earnings was a $63 million increase in taxable-equivalent net interest income. The increase in total revenue was moderated by a $277 million, or 23%, increase in noninterest expense. Included in noninterest expense in the first half of 1999 was $23 million of special contributions to the Key sponsored charitable foundation made in light of the gains realized from the sales of Concord EFS and EPS. Excluding these contributions and $27 million of other nonrecurring charges, noninterest expense was up $227 million, or 19%, from the first six months of last year. The year-to-date increases in both noninterest income and expense also reflected the impact of the McDonald acquisition. Another factor partially offsetting the growth in revenue was a higher provision for loan losses. In the first six months of 1999, the provision exceeded the level of net loan charge-offs by $30 million and was $38 million higher than that of the comparable 1998 period, when the provision matched the level of net charge-offs.



                                                 FIGURE 1. SELECTED FINANCIAL DATA
                                                                                                                  SIX MONTHS ENDED
                                                           1999                            1998                        JUNE 30,
                                                 -----------------------    ---------------------------------  ---------------------
dollars in millions, except per share amounts        SECOND       FIRST       FOURTH      THIRD      SECOND        1999       1998
-------------------------------------------------------------------------------------------------------------  --------------------
FOR THE PERIOD
Interest income                                    $  1,392    $  1,381    $  1,411    $  1,415    $  1,372    $  2,773    $  2,699
Interest expense                                        695         696         724         734         706       1,391       1,383
Net interest income                                     697         685         687         681         666       1,382       1,316
Provision for loan losses                                76         111          77          71          72         187         149
Noninterest income                                      526         609         447         392         380       1,135         736
Noninterest expense                                     717         748         667         628         602       1,465       1,188
Income before income taxes                              430         435         390         374         372         865         715
Net income                                              280         293         260         252         249         573         484
-------------------------------------------------------------------------------------------------------------  --------------------
PER COMMON SHARE
Net income                                         $    .63    $    .65    $    .58    $    .57    $    .57    $   1.28    $   1.10
Net income-assuming dilution                            .62         .65         .57         .57         .56        1.27        1.09
Cash dividends                                          .26         .26        .235        .235        .235         .52         .47
Book value at period end                              13.90       13.63       13.63       12.73       12.55       13.90       12.55
Market price:
     High                                             38.13       34.19       34.06       39.50       44.88       38.13       44.88
     Low                                              29.13       29.69       23.38       24.75       34.44       29.13       31.56
     Close                                            32.13       30.31       32.00       28.88       35.63       32.13       35.63
Weighted average Common Shares (000)                448,037     449,520     449,949     438,856     440,092     448,774     439,345
Weighted average Common Shares and
     potential Common Shares (000)                  452,733     454,197     454,527     443,750     446,568     453,461     445,707
-------------------------------------------------------------------------------------------------------------  --------------------
AT PERIOD END
Loans                                              $ 61,971    $ 61,045    $ 62,012    $ 59,444    $ 57,769    $ 61,971    $ 57,769
Earning assets                                       71,097      70,458      70,240      68,568      66,941      71,097      66,941
Total assets                                         80,889      79,992      80,020      77,691      75,778      80,889      75,778
Deposits                                             43,016      41,323      42,583      42,597      41,794      43,016      41,794
Long-term debt                                       15,168      15,457      12,967      11,353      10,196      15,168      10,196
Shareholders' equity                                  6,235       6,105       6,167       5,553       5,525       6,235       5,525
Full-time equivalent employees                       25,758      25,650      25,862      24,586      24,711      25,758      24,711
Full-service banking offices                            965         969         968         961         962         965         962
-------------------------------------------------------------------------------------------------------------  --------------------
PERFORMANCE RATIOS
Return on average total assets                         1.40%       1.49%       1.31%       1.32%       1.35%       1.45%       1.34%
Return on average equity                              18.16       19.48       17.12       18.14       18.47       18.81       18.36
Efficiency(1)                                         59.26       60.22       58.66       58.09       59.02       59.73       58.61
Overhead(2)                                           29.97       33.19       32.37       34.25       38.07       31.57       37.11
Net interest margin (TE)                               3.97        3.95        3.99        4.08        4.10        3.96        4.12
-------------------------------------------------------------------------------------------------------------  --------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                       7.71%       7.63%       7.71%       7.15%       7.29%       7.71%       7.29%
Tangible equity to tangible assets                     5.95        5.86        5.93        5.79        5.91        5.95        5.91
Tier 1 risk-adjusted capital                           7.48        7.44        7.21        7.01        7.15        7.48        7.15
Total risk-adjusted capital                           11.74       11.92       11.69       11.61       11.86       11.74       11.86
Leverage                                               7.41        7.21        6.95        6.88        7.04        7.41        7.04
-------------------------------------------------------------------------------------------------------------  --------------------


The comparability of the information presented above is affected by certain mergers, acquisitions and divestitures completed by Key in the time periods presented. For further information concerning these transactions, refer to Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

1 Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).


2 Calculated as noninterest expense (excluding certain nonrecurring charges) less noninterest income (excluding net securities transactions and gains from certain divestitures) divided by taxable-equivalent net interest income.

TE = Taxable Equivalent



CASH BASIS FINANCIAL DATA

The selected financial data presented in Figure 2 highlights the performance of Key on a cash basis for each of the last five quarters and the year-to-date periods ended June 30, 1999 and 1998. The data presented has been adjusted to exclude the amortization of goodwill and other intangibles that do not qualify for Tier 1 capital treatment, as well as the related assets. These non-qualifying intangibles resulted from business combinations recorded by Key under the purchase method of accounting. Had these business combinations qualified for accounting under the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other non-qualifying intangibles does not result in a cash expense, the economic value to shareholders under either accounting method is essentially the same. Moreover, such amortization does not impact Key's liquidity and funds management activities. Cash basis financial data provide an additional basis for measuring a company's ability to support future growth, pay dividends and repurchase shares. As defined above and presented in Figure 2, cash basis financial data have not been adjusted to exclude the impact of other noncash items such as depreciation, the provision for loan losses and restructuring charges. This is the only section of this report in which Key's financial results are discussed on a cash basis.


                                                       FIGURE 2 CASH BASIS SELECTED FINANCIAL DATA
                                                                                                                  SIX MONTHS ENDED
                                                            1999                          1998                        JUNE 30,
                                                  ----------------------   --------------------------------    ---------------------
dollars in millions, except per share amounts        SECOND      FIRST       FOURTH      THIRD      SECOND        1999        1998
-------------------------------------------------------------------------------------------------------------- ---------------------
FOR THE PERIOD
Noninterest expense                                $    693    $    719    $    644    $    608    $    581    $  1,412    $  1,145
Income before income taxes                              454         464         413         394         393         918         758
Net income                                              302         319         281         270         267         621         521
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                         $    .67    $    .71    $    .63    $    .61    $    .61    $   1.38    $   1.19
Net income - assuming dilution                          .66         .71         .62         .61         .60        1.37        1.17
Weighted average Common Shares (000)                448,037     449,520     449,949     438,856     440,092     448,774     439,345
Weighted average Common Shares and potential
     Common Shares (000)                            452,733     454,197     454,527     443,750     446,568     453,461     445,707
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                         1.54%       1.65%       1.44%       1.43%       1.47%       1.60%       1.46%
Return on average equity                              25.89       28.14       24.02       24.43       25.08       26.99       25.23
Efficiency(1)                                         57.27       57.73       56.64       56.24       56.96       57.50       56.49
------------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NON-QUALIFYING INTANGIBLES
Goodwill average balance                           $  1,437    $  1,428    $  1,303    $  1,042    $  1,042    $  1,432    $  1,052
Non-qualifying intangibles average balance               69          74          81          85          96          72          99
Goodwill amortization (after tax)                        20          21          18          15          15          41          31
Non-qualifying intangibles amortization (after tax)       2           5           3           3           3           7           6
------------------------------------------------------------------------------------------------------------------------------------



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

LINE OF BUSINESS RESULTS
Presented below is a summary of the comparative financial performance of each of Key's major lines of business for the three- and six-month periods ended June 30, 1999 and 1998, as well as a summary of significant strategic developments that occurred within those lines during the first six months of 1999. It should be read in conjunction with Note 4, Line of Business Results, beginning on page
9. This note provides additional information pertaining to the basis of the financial results discussed and the nature of the business conducted by each line of business.

Key's net income by line of business for the three-and six-month periods ended June 30, 1999 and 1998, is shown in Figure 3.

                                               FIGURE 3 NET INCOME BY LINE OF BUSINESS

                                     THREE MONTHS ENDED                                 SIX MONTHS ENDED
                                            JUNE 30,               CHANGE                   JUNE 30,                 CHANGE
                                   --------------------    -----------------------    -------------------    --------------------
dollars in millions                     1999       1998      AMOUNT       PERCENT       1999       1998        AMOUNT     PERCENT
---------------------------------------------------------------------------------------------------------------------------------
Key Corporate Capital                   $ 67       $ 54       $ 13           24.1%      $134       $111       $ 23           20.7%
Key Consumer Finance                      50         25         25          100.0         98         43         55          127.9
Key Community Bank                       118        129        (11)          (8.5)       247        267        (20)          (7.5)
Key Capital Partners(1)                   37         34          3            8.8         53         60         (7)         (11.7)
---------------------------------------------------------------------------------------------------------------------------------
     Total segments                      272        242         30           12.4        532        481         51           10.6
Reconciling items                          8          7          1            N/M         41          3         38            N/M
---------------------------------------------------------------------------------------------------------------------------------
     Total net income                   $280       $249       $ 31           12.4%      $573       $484       $ 89           18.4%
                                        ====       ====       ====                      ====       ====       ====

---------------------------------------------------------------------------------------------------------------------------------




(1) Prior to the assignment of income and expense to the other lines of business, as described under the following Key Capital Partners heading, net income was $51 million and $45 million in the second quarter of 1999 and 1998, respectively, and $80 million in the first six months of both 1999 and 1998.

N/M = Not Meaningful

KEY CORPORATE CAPITAL
During the first six months of 1999, Key Corporate Capital contributed approximately 24% of Key's consolidated earnings with net income of $134 million. In the same period last year, net income was $111 million, or approximately 23% of Key's consolidated earnings. The increase in earnings relative to the prior year reflected higher net interest income resulting from a 24% increase in total average loans as growth occurred in all of Key Corporate Capital's major business units. Also contributing to the improved earnings was a $20 million rise in noninterest income, led by higher income from various investment banking and capital markets activities. Letter of credit fees and loan fees also enhanced noninterest income growth. Total revenue increased by $51 million, partially offset by a $4 million increase in the provision for loan losses and a $9 million increase in noninterest expense. The latter was primarily attributable to an increase in depreciation and amortization expense, and higher costs associated with investment banking and capital markets activities.

KEY CONSUMER FINANCE
During the first six months of 1999, Key Consumer Finance generated net income of $98 million, or approximately 17% of Key's consolidated earnings, up from $43 million, or approximately 9%, for the same period last year. Primary factors contributing to improved financial performance were higher levels of net interest income and noninterest income, as well as a slight reduction in the provision for loan losses. These positive factors were partially offset by an increase in noninterest expense. Net interest income increased $43 million as average loans outstanding rose 16% from the first six months of 1998. The increase in loans reflected the continuation of strong growth in the home equity portfolio, as well as the April 1998 acquisition of an $805 million marine/recreational vehicle installment loan portfolio. Growth in average loans occurred despite the securitization and sale of an aggregate $2.5 billion of automobile, home equity and education loans since December 31, 1997, of which $2.2 billion occurred in 1999. Gains resulting from securitizations accounted for virtually all of the $51 million increase in noninterest income from the first six months of 1998. The lower provision for loan losses relative to the prior year reflected continued improvement in consumer credit quality. Noninterest expense rose $11 million from the 1998 year-to-date period due in large part to increases in personnel expense, depreciation and amortization expense associated with loan servicing, and costs incurred to expand the home equity business.

KEY COMMUNITY BANK
Key Community Bank's primary operating units are commercial banking and retail banking. During 1999, strategic efforts have focused on strengthening sales generating capabilities and on improving efficiencies in branch-based delivery costs to support a goal of achieving at least 8% earnings growth in the retail unit of Key Community Bank. In the first half of 1999, strategies centered on cross-selling, streamlining deposit product offerings and improving the deposit pricing structure. Based on progress made through the first six months of the year, the components of the retail bank initiative are on track to achieve the targeted growth. Retail progress to date, however, has been modestly offset by other factors, primary among which are increased commercial loan net charge-offs and resulting increases in the provision for loan losses.

In the first half of 1999, net income for Key Community Bank totaled $247 million, or approximately 43% of Key's consolidated earnings, compared with $267 million, or 55%, respectively, for the first six months of 1998. The decrease in earnings relative to the prior year reflected a decline in net interest income, coupled with increases in both the provision for loan losses and noninterest expense. These factors were partially offset by growth in noninterest income. Net interest income declined by $21 million as a moderate increase in average loans outstanding was more than offset by a lower net interest margin, due largely to increased reliance on higher-cost funding. The higher cost of funds reflected the reduction in core deposits stemming from the 1998 divestiture of 46 branch offices with average deposits of approximately $561 million during the first six months of 1998. The provision for loan losses increased by $15 million in response to a higher level of net charge-offs in the commercial banking unit of Key Community Bank, while noninterest expense rose by $13 million due primarily to an increase in depreciation and amortization expense. Noninterest income was up $13 million from 1998 with the largest contributions coming from service charges on deposit accounts, loan fees and investment banking and capital markets income.

KEY CAPITAL PARTNERS
During the first six months of 1999, Key Capital Partners recorded net income of $53 million, or approximately 9% of Key's consolidated earnings, compared with $60 million, or approximately 12%, a year-ago. A significant portion of noninterest income and expense generated by Key Capital Partners is reported under either Key Corporate Capital or Key Community Bank. This reflects Key's management accounting practice of assigning such income and expense to the line of business principally responsible for maintaining the relationships with clients who use the products and services offered by Key Capital Partners. Prior to the aforementioned assignments, Key Capital Partner's net income totaled $80 million (representing 14% of Key's consolidated earnings) in the first six months of 1999 and $80 million (representing 17% of Key's consolidated earnings) in the same period last year.

During the first six months of 1999, total revenue for Key Capital Partners rose by $202 million ($218 million prior to revenue sharing) from the same period a year ago. This was primarily due to the October 1998 acquisition of McDonald, but also reflected higher revenue from trust and asset management activities as a result of new business, the repricing of certain services and the strength of the securities markets. Weaker demand for derivative products and lower gains from the sales of certain equity capital investments served to moderate the overall increase in revenue relative to the prior year. Noninterest expense was up $210 million ($216 million prior to expense sharing) from the first half of 1998, also due largely to the impact of the McDonald acquisition and the associated increases in expenses related to personnel, depreciation and amortization.

RECONCILING ITEMS
The impact on net income from reconciling items shown in Figure 3 is primarily the result of certain nonrecurring items, as well as charges related to unallocated nonearning assets of corporate support functions.

For the first half of 1999, noninterest income included a $134 million ($85 million after tax) gain from the sale of Key's 20% interest in EPS and a $15 million ($9 million after tax) gain from the sale of Key's interest in Concord EFS. Included in noninterest income for the first six months of last year were branch divestiture gains of $39 million ($22 million after tax). Noninterest expense for the 1999 year-to-date period included special contributions of $23 million ($15 million after tax) made to the Key sponsored charitable foundation and $27 million ($17 million after tax) of other nonrecurring charges.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, which is comprised of interest and loan-related fee income less interest expense, is the principal source of earnings for Key. Net interest income is affected by a number of factors including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities (including off-balance sheet instruments described in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18), interest rate fluctuations and asset quality. To facilitate comparisons in the following discussion, net interest income is presented on a taxable-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the statutory Federal income tax rate.

Various components of the balance sheet and their respective yields and rates which affect interest income and expense are illustrated in Figure 4. The information presented in Figure 5 provides a summary of the effect on net interest income of changes in yields/rates and average balances for the quarterly and year-to-date periods from the same periods in the prior year. A more in-depth discussion of changes in earning assets and funding sources is presented in the Financial Condition section beginning on page 40.

In the first quarter of 1999, Key reclassified the distributions on its capital securities (tax-advantaged preferred securities) from noninterest expense to interest expense and restated prior quarters to conform to the current presentation. The capital securities are more fully described in Note 9, Capital Securities, beginning on page 17. As a result, the net interest margin for each of the 1998 quarters presented in Figure 4 was reduced by approximately 10 basis points from that previously reported; a corresponding reduction also occurred in noninterest expense. As measured using the new classification, net interest income for the second quarter of 1999 was $704 million, up $29 million, or 4%, from the same period last year. This improvement reflected an 8% increase in average earning assets (primarily commercial loans) to $70.9 billion, that more than offset a 13 basis point reduction in the net interest margin to 3.97%. Compared with the first quarter of 1999, net interest income increased by $12 million, or an annualized 7%, reflecting moderate increases in both average earning assets and the net interest margin. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The decrease in the margin since the year-ago quarter was primarily the result of greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios and the repricing of core deposits in a low interest rate environment. The improvement from the prior quarter was largely due to the combined impact of a change in the mix and repricing of core deposits, reflecting in part efforts made in 1999 to improve the profitability of the retail banking unit of Key Community Bank.

Average earning assets for the second quarter totaled $70.9 billion, which was $5.1 billion, or 8%, higher than the second quarter 1998 level and slightly above that of the first quarter of 1999. The growth from the year-ago quarter reflected a $5.2 billion, or 9%, increase in loans with the largest growth coming from the commercial portfolio. The second quarter of 1999 marked the ninth consecutive quarter in which this portfolio has achieved annualized growth exceeding 10%. Also contributing to growth from the second quarter of 1998 were increases in the home equity, lease financing and installment segments of the consumer loan portfolio. The growth in earning assets relative to the prior quarter was primarily due to a $571 million increase in securities available for sale. The level of average total loans was relatively unchanged in the second quarter as strong commercial and home equity loan growth was offset by the impact of consumer loan sales and securitizations completed during the first half of 1999. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loans section beginning on page 40.

Key uses portfolio interest rate swaps, caps and floors (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18) in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $16.5 billion at June 30, 1999, from $12.4 billion at year-end 1998. Over the same period, the notional amount of interest rate caps and floors decreased by $650 million to $3.2 billion. For the second quarter of 1999, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $4 million to net interest income and 2 basis points to the net interest margin. For the same period last year, these instruments increased net interest income by $9 million and the net interest margin by 6 basis points. The manner in which interest rate swaps, caps and floors are used in Key's overall program of asset and liability management is described in the following Market Risk Management section.

     FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES







                                                    SECOND QUARTER 1999                   FIRST QUARTER 1999
                                          ------------------------------------  -----------------------------------
                                              AVERAGE                   YIELD/     AVERAGE                  YIELD/
dollars in millions                           BALANCE    INTEREST        RATE      BALANCE    INTEREST       RATE
-------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1,2)
    Commercial, financial and agricultural     $17,479   $    324       7.43%     $16,994    $    314         7.49%
    Real estate-- commercial mortgage            7,007        144       8.27        7,176         148         8.36
    Real estate-- construction                   4,015         81       8.09        3,651          73         8.11
    Commercial lease financing                   5,889        109       7.39        5,723         103         7.30
------------------------------------------------------------------------------------------------------------------
       Total commercial loans                   34,390        658       7.67       33,544         638         7.71
    Real estate-- residential                    4,546         87       7.71        4,868          91         7.58
    Credit card                                  1,322         49      14.93        1,377          49        14.43
    Other consumer                              19,232        421       8.77       19,485         432         8.99
------------------------------------------------------------------------------------------------------------------
       Total consumer loans                     25,100        557       8.90       25,730         572         9.02
    Loans held for sale                          2,114         39       7.35        2,419          44         7.38
------------------------------------------------------------------------------------------------------------------
       Total loans                              61,604      1,254       8.16       61,693       1,254         8.24
Taxable investment securities                      424          3       3.25          375           4         4.33
Tax-exempt investment securities(1)                560         12       8.63          615          13         8.57
------------------------------------------------------------------------------------------------------------------
       Total investment securities                 984         15       6.31          990          17         6.96
Securities available for sale(1,3)               6,575        107       6.46        6,004          97         6.58
Interest-bearing deposits with banks                48          1      10.82           22           1        14.13
Federal funds sold and securities
    purchased under resale agreements              445          2       1.89          749           5         2.71
Trading account assets                           1,232         20       6.34        1,204          15         5.05
------------------------------------------------------------------------------------------------------------------
       Total short-term investments              1,725         23       5.32        1,975          21         4.31
------------------------------------------------------------------------------------------------------------------
       Total earning assets                     70,888      1,399       7.91       70,662       1,389         7.97
Allowance for loan losses                         (919)                              (888)
Other assets                                    10,056                             10,084
-------------------------------------------------------------------------------------------------------------------
                                               $80,025                            $79,858
                                              ========                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                  $13,145         96       2.93      $12,540          94         3.04
Savings deposits                                 2,811         12       1.62        2,899          12         1.68
NOW accounts                                       743          3       1.45        1,210           4         1.34
Certificates of deposit ($100,000 or more)       3,737         47       5.07        3,646          46         5.12
Other time deposits                             11,811        144       4.90       11,814         147         5.05
Deposits in foreign office                       1,096         13       4.75          509           6         4.78
------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits          33,343        315       3.79       32,618         309         3.84
Federal funds purchased and securities
    sold under repurchase agreements             5,479         63       4.59        5,077          54         4.31
Bank notes and other short-term borrowings       6,786         88       5.22        9,208         119         5.24
Long-term debt, including capital securities(4) 16,530        229       5.57       15,172         214         5.73
------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities       62,138        695       4.48       62,075         696         4.55
Noninterest-bearing deposits                     8,438                              8,495
Other liabilities                                3,264                              3,188
Common shareholders' equity                      6,185                              6,100
------------------------------------------------------------------------------------------------------------------
                                               $80,025                            $79,858
                                               ========                           =======

Interest rate spread (TE)                                               3.43                                  3.42
------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                  $   704       3.97%                 $   693         3.95%
                                                          ========   =======                 ========    =========
Capital securities                              $1,162        $21                  $1,039         $19
Taxable-equivalent adjustment(1)                                7                                   8

--------------------------------------------------------------------------------


(1) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(2) For purposes of these computations, nonaccrual loans are included in average loan balances.

(3)  Yield is calculated on the basis of amortized cost.

(4)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

            FIGURE 4 AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
                            YIELDS/RATES (CONTINUED)







                                                  FOURTH QUARTER 1998              THIRD QUARTER 1998          SECOND QUARTER 1998
                                               ---------------------------   ---------------------------  --------------------------
                                                AVERAGE             YIELD/    AVERAGE             YIELD/   AVERAGE             YIELD
dollars in millions                             BALANCE  INTEREST   RATE      BALANCE   INTEREST  RATE      BALANCE  INTEREST  RATE
--------------------------------------------------------------------------------------------------------  --------------------------
ASSETS
Loans(1,2)
   Commercial, financial and agricultural      $ 16,711  $  326    7.74%   $  15,815   $   328    8.23% $ 15,026    $   309    8.25%
   Real estate-- commercial mortgage              7,394     158    8.48        7,034       160    9.02     6,944        153    8.84
   Real estate-- construction                     3,355      71    8.40        3,052        69    8.97     2,694         62    9.23
   Commercial lease financing                     5,241     100    7.57        4,933        90    7.24     4,634         86    7.44
-----------------------------------------------------------------------------------------------------------------------------------
         Total commercial loans                  32,701     655    7.95       30,834       647    8.32    29,298        610    8.35
   Real estate-- residential                      5,174      99    7.59        5,274       102    7.67     5,549        108    7.81
   Credit card                                    1,388      52   14.86        1,432        53   14.68     1,449         53   14.67
   Other consumer                                18,682     421    8.94       17,423       399    9.09    16,742        380    9.10
-----------------------------------------------------------------------------------------------------------------------------------
         Total consumer loans                    25,244     572    8.99       24,129       554    9.11    23,740        541    9.14
   Loans held for sale                            2,711      54    7.90        3,596        75    8.27     3,403         70    8.25
------------------------------------------------------------------------------------------------------------------------------------
         Total loans                             60,656   1,281    8.38       58,559     1,276    8.64    56,441      1,221    8.68
Taxable investment securities                       334       2    3.53          269         3    4.05       270          4    5.51
Tax-exempt investment securities(1)                 668      15    8.91          726        15    8.20       871         18    8.29
------------------------------------------------------------------------------------------------------------------------------------
         Total investment securities              1,002      17    6.73          995        18    7.18     1,141         22    7.63
Securities available for sale(1,3)                6,066      99    6.47        6,175       105    6.75     6,765        117    6.94
Interest-bearing deposits with banks                 25      --   13.66           35         1   14.32        22          1   10.33
Federal funds sold and securities
   purchased under resale agreements              1,102      11    3.96          951        12    5.01       790         10    4.92
Trading account assets                              620      11    7.04          742        11    5.88       610         10    6.42
------------------------------------------------------------------------------------------------------------------------------------
         Total short-term investments             1,747      22    5.00        1,728        24    5.51     1,422         21    5.92
------------------------------------------------------------------------------------------------------------------------------------
         Total earning assets                    69,471   1,419    8.10       67,457     1,423    8.37    65,769      1,381    8.42
Allowance for loan losses                          (888)                        (888)                       (888)
Other assets                                     10,385                        9,317                       9,185
------------------------------------------------------------------------------------------------------------------------------------
                                               $ 78,968                     $ 75,886                    $ 74,066
                                               ========                     ========                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                  $ 12,152      98    3.20     $ 11,783        99    3.33  $ 11,494         95    3.32
Savings deposits                                  2,983      11    1.46        3,118        14    1.78     3,307         16    1.94
NOW accounts                                      1,205       5    1.65        1,160         5    1.71     1,250          5    1.60
Certificates of deposit ($100,000 or more)        3,816      52    5.41        3,399        47    5.49     3,502         49    5.61
Other time deposits                              11,916     156    5.19       11,965       161    5.34    12,375        166    5.38
Deposits in foreign office                          366       5    5.01          954        13    5.41     1,095         15    5.49
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits         32,438     327    4.00       32,379       339    4.15    33,023        346    4.20
Federal funds purchased and securities
   sold under repurchase agreements               5,205      61    4.65        7,456        99    5.27     6,773         89    5.27
Bank notes and other short-term borrowings       10,171     140    5.46        7,305       108    5.87     7,710        113    5.88
Long-term debt, including capital securities(4)  13,262     196    5.86       12,026       188    6.20    10,277        158    6.17
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities      61,076     724    4.70       59,166       734    4.92    57,783        706    4.90
Noninterest-bearing deposits                      8,810                        8,485                       8,328
Other liabilities                                 3,057                        2,724                       2,547
Common shareholders' equity                       6,025                        5,511                       5,408
------------------------------------------------------------------------------------------------------------------------------------
                                               $ 78,968                     $ 75,886                    $ 74,066
                                               ========                     ========                    ========

Interest rate spread (TE)                                          3.40                           3.45                         3.52
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                  $  695    3.99%               $   689    4.08%             $   675    4.10%
                                                         ======   ======               =======   =====              =======   ======
Capital securities                             $    997  $   18             $    997   $    19          $    766    $    14
Taxable-equivalent adjustment(1)                              8                              8                            9

------------------------------------------------------------------------------------------------------------------------------------

               FIGURE 5 COMPONENTS OF NET INTEREST INCOME CHANGES


                                                  FROM THREE MONTHS ENDED JUNE 30, 1998,    FROM SIX MONTHS ENDED JUNE 30, 1998,
                                                   TO THREE MONTHS ENDED JUNE 30, 1999       TO SIX MONTHS ENDED JUNE 30, 1999
                                                 --------------------------------------------------------------------------------
                                                   AVERAGE        YIELD/           NET      AVERAGE         YIELD/          NET
in millions                                         VOLUME         RATE         CHANGE       VOLUME           RATE       CHANGE
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                               $ 108         $ (75)        $  33         $ 268         $(149)        $ 119
Taxable investment securities                           2            (3)           (1)            3            (3)           --
Tax-exempt investment securities                       (7)            1            (6)          (14)            2           (12)
Securities available for sale                          (3)           (7)          (10)          (27)          (15)          (42)
Short-term investments                                  4            (2)            2            11            (5)            6
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income (TE)                       104           (86)           18           241          (170)           71

INTEREST EXPENSE
Money market deposit accounts                          13           (12)            1            23           (18)            5
Savings deposits                                       (2)           (2)           (4)           (5)           (5)          (10)
NOW accounts                                           (2)            --           (2)           (2)           (1)           (3)
Certificates of deposit ($100,000 or more)              3            (5)           (2)            7            (9)           (2)
Other time deposits                                    (7)          (15)          (22)          (19)          (27)          (46)
Deposits in foreign office                             --            (2)           (2)           (9)           (4)          (13)
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                    5           (36)          (31)           (5)          (64)          (69)
Federal funds purchased and securities sold
     under repurchase agreements                      (16)          (10)          (26)          (40)          (25)          (65)
Bank notes and other short-term borrowings            (13)          (12)          (25)           22           (27)           (5)
Long-term debt, including capital securities           88           (17)           71           174           (27)          147
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                            64           (75)          (11)          151          (143)            8
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income (TE)                       $  40         $ (11)        $  29         $  90         $ (27)        $  63
                                                    =====         =====         =====         =====         =====         =====

---------------------------------------------------------------------------------------------------------------------------------


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

Measurement of Short-term Interest Rate Exposure: The primary tool utilized by management to measure and manage interest rate risk is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, asset and liability prepayments, interest rates, on- and off-balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income over the same period from what net interest income would have been if such interest rates did not change. As of June 30, 1999, based on the results of the simulation model using the ALCO guidelines, Key would expect its net interest income to increase by approximately $33 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $33 million.

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

Management of Interest Rate Exposure: To manage interest rate risk, management uses interest rate swaps, caps and floors to modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. Instruments used for this purpose are designated as portfolio swaps, caps and floors. The decision to use these instruments versus on-balance sheet alternatives depends on various factors, including the mix and cost of funding sources, liquidity and capital requirements. Further details pertaining to portfolio swaps, caps and floors are included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18. In addition, management strategically selects the interest sensitivity structure of additions to Key's securities portfolio, new debt issuances and loan securitizations in light of interest rate risk management objectives.

Portfolio Swaps, Caps and Floors: As shown in Note 10, the estimated fair value of Key's portfolio swaps, caps and floors decreased to $29 million at June 30, 1999, from a fair value of $156 million at December 31, 1998. The decrease in fair value over the past six months reflected the combined impact of a number of factors, including the increase in interest rates, the steepening of the implied forward yield curve, and the fact that Key's receive fixed interest rate swap portfolio has a slightly longer average remaining maturity than the pay fixed portfolio. Swaps with a notional amount of $871 million were terminated during the first half of 1999, resulting in a deferred gain of $7 million. Further information pertaining to the balance and remaining amortization period of Key's deferred swap gains and losses at June 30, 1999, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate any swap contract is integrated strategically with asset and liability management and other appropriate processes. Key continues to use portfolio caps in response to heavier reliance placed on variable rate funding to support earning asset growth. These instruments are used primarily to protect against the adverse impact that a future rise in interest rates could have on variable rate short-term borrowings, while having no impact in the event of a decline in rates. Portfolio swaps, caps and floors activity for the six-month period ended June 30, 1999, is summarized in Figure 6.

               FIGURE 6 PORTFOLIO SWAPS, CAPS AND FLOORS ACTIVITY

                                              RECEIVE FIXED
                                       -------------------------               PAY FIXED-                 TOTAL      CAPS
                                           INDEXED                  PAY FIXED-   FORWARD-     BASIS   PORTFOLIO       AND
in millions                             AMORTIZING  CONVENTIONAL  CONVENTIONAL   STARTING     SWAPS       SWAPS    FLOORS     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                $311          $4,325       $4,872       $ 10     $2,872     $12,390    $3,875   $16,265
    Additions                                 --           2,776          152        791      3,547       7,266        --     7,266
    Maturities                                --             589        1,266         --        300       2,155       650     2,805
    Terminations                              --             100          605        166         --         871        --       871
    Forward-starting becoming effective       --              --           17        (17)        --          --        --        --
    Amortization                             135              --           --         --         --         135        --       135
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                    $176          $6,412       $3,170       $618     $6,119     $16,495    $3,225   $19,720
                                            =====         =======      =======      =====    =======    ========   =======  =======

------------------------------------------------------------------------------------------------------------------------------------

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


 FIGURE 7 PORTFOLIO SWAPS, CAPS AND FLOORS BY INTEREST RATE MANAGEMENT STRATEGY


                                                                     JUNE 30, 1999         DECEMBER 31, 1998       JUNE 30, 1998
                                                                  ---------------------  --------------------  ---------------------
                                                                   NOTIONAL       FAIR    NOTIONAL       FAIR   NOTIONAL      FAIR
in millions                                                          AMOUNT      VALUE      AMOUNT      VALUE     AMOUNT     VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                                $ 1,297    $     1     $ 1,526     $   58    $ 3,141    $   33
Convert fixed rate loans to variable                                    571          6         909        (38)       592       (16)
Convert fixed rate securities to variable                               322          6          --         --         --        --
Convert variable rate deposits and short-term borrowings to fixed     1,250          2       2,378        (24)     2,981        (5)
Convert fixed rate deposits and short-term borrowings to variable       635         (2)        200         --         --        --
Convert variable rate long-term debt to fixed                         1,645         26       1,595         (6)       850        (2)
Convert fixed rate long-term debt to variable                         4,656          2       2,910        169      2,710       108
Basis swaps - foreign currency denominated debt                         321        (18)        304         19        304        (3)
Basis swaps - interest rate indices                                   5,798          1       2,568         --      1,500        --
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps                                            16,495         24      12,390        178     12,078       115

Modify characteristics of variable rate short-term borrowings         2,825          5       3,060          2      3,430         8
Modify characteristics of variable rate long-term debt                  400         --         565         --        565         1
Modify characteristics of capital securities remarketing                 --         --         250        (24)       250       (17)
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio caps and floors                                   3,225          5       3,875        (22)     4,245        (8)
-----------------------------------------------------------------------------------------------------------------------------------
    Total portfolio swaps, caps and floors                          $19,720    $    29     $16,265     $  156    $16,323    $  107
                                                                    =======    =======     =======     ======    =======    ======

-----------------------------------------------------------------------------------------------------------------------------------

The expected average maturities of the portfolio swaps, caps and floors at June 30, 1999, are summarized in Figure 8.


    FIGURE 8 EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS, CAPS AND FLOORS

June 30, 1999                                   RECEIVE FIXED
                                           ------------------------               PAY FIXED-                TOTAL    CAPS
                                              INDEXED                  PAY FIXED-   FORWARD-     BASIS  PORTFOLIO     AND
in millions                                AMORTIZING  CONVENTIONAL  CONVENTIONAL   STARTING     SWAPS      SWAPS   FLOORS    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Mature in one year or less                    $   176      $ 1,825      $   654           --   $ 2,656    $ 5,311  $ 2,275  $ 7,586
Mature after one through five years                --        2,920        1,892           --     3,463      8,275      950    9,225
Mature after five through ten years                --        1,317          232      $   501        --      2,050       --    2,050
Mature after ten years                             --          350          392          117        --        859       --      859
------------------------------------------------------------------------------------------------------------------------------------
   Total portfolio swaps, caps and floors     $   176      $ 6,412      $ 3,170      $   618   $ 6,119    $16,495  $ 3,225  $19,720
                                              =======      =======      =======      =======   =======    =======  =======  =======

------------------------------------------------------------------------------------------------------------------------------------

Trading Portfolio Risk Management
---------------------------------

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of its clients, and other positions with third parties that are intended to mitigate the interest rate risk of the client positions, foreign exchange contracts entered into to accommodate the needs of its clients and financial assets and liabilities (trading positions) included in other assets and other liabilities, respectively, on the balance sheet. Further information pertaining to off-balance sheet contracts is included in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18.

Key uses a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of its trading portfolio. VAR uses statistical methods to estimate the maximum potential one-day loss with a 95% confidence level. At June 30, 1999, Key's aggregate daily VAR was $1 million and averaged $1.9 million for the first six months of 1999. As of June 30, 1998, Key's aggregate daily VAR was $.9 million and averaged $.7 million for the first six months of 1998. VAR augments other controls used by Key to mitigate the market risk exposure of its trading portfolio. These controls are established by Key's Financial Markets Committee and include, in addition to VAR, loss and position equivalent limits which are based on the level of activity and volatility of trading products and market liquidity.

NONINTEREST INCOME

As shown in Figure 9, noninterest income for the second quarter of 1999 totaled $526 million, up $146 million, or 38%, from the same period last year. Included in second quarter 1999 results was a $15 million gain (included in net securities gains) from the sale of Key's interest in Concord EFS. Excluding this gain and branch divestiture gains of $33 million recorded in the second quarter of 1998, noninterest income increased by $164 million, or 47%, and comprised 42% of total revenue for the quarter, up from 41% last quarter and 34% a year-ago. The significant improvement over the past year reflected growth in all major fee-based product categories with the strongest contributions coming from investment banking and capital markets (up $50 million), insurance and brokerage (up $35 million) and trust and asset management (up $30 million). The growth of these three revenue components reflected the impact of the October 1998 acquisition of McDonald, as well as the strength of the securities markets and new business. Also contributing to the improved results were second quarter 1999 net gains of $18 million recognized in connection with the securitization and sale of $400 million of home equity loans, and a $10 million increase in letter of credit and loan fees. Additional detail pertaining to investment banking and capital markets income, and trust income and assets is presented in Figures 10 and 11, respectively.

For the first six months of 1999, noninterest income totaled $1.1 billion, up $399 million, or 54%, from the comparable 1998 period. Included in 1999 results were gains of $15 million from the second quarter sale of Key's interest in Concord EFS and $134 million (included in gains from other divestitures) from the sale of Key's interest in EPS in the previous quarter. Excluding these gains and branch divestiture gains of $39 million recorded during the first half of 1998, noninterest income grew by $289 million, or 41%. The year-to-date increase was due principally to the growth in insurance and brokerage (up $70 million), investment banking and capital markets (up $69 million) and trust and asset management (up $59 million) due largely to the same factors described in the preceding paragraph. The $50 million increase in net loan securitization gains resulted from the securitization and sale of $2.2 billion of consumer loans during the first six months of 1999. The volume of securitizations reflected Key's desire to diversify its funding sources and the fact that the volatility experienced in the capital markets during the latter half of 1998 subsided, providing a more attractive environment for securitizations. Key had delayed some securitizations previously planned for the 1998 fourth quarter in anticipation of a more attractive environment.

                           FIGURE 9 NONINTEREST INCOME

                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       JUNE 30,            CHANGE                JUNE 30,              CHANGE
                                            -------------------------- -------------------  ------------------  --------------------
dollars in millions                               1999         1998    AMOUNT     PERCENT     1999      1998     AMOUNT    PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Trust and asset management income               $  110       $   80    $   30       37.5%    $  216    $  157    $   59       37.6%
Service charges on deposit accounts                 82           75         7        9.3        163       153        10        6.5
Investment banking and capital markets income      100           50        50      100.0        166        97        69       71.1
Insurance and brokerage income                      59           24        35      145.8        116        46        70      152.2
Corporate owned life insurance income               27           24         3       12.5         51        47         4        8.5
Credit card fees                                    21           17         4       23.5         31        32        (1)      (3.1)
Net loan securitization gains                       18           --        18        N/M         50        --        50        N/M
Net securities gains                                20            2        18      900.0         24         4        20      500.0
Gains from branch divestitures                      --           33       (33)    (100.0)        --        39       (39)    (100.0)
Gains from other divestitures                       --           --        --         --        148        23       125      543.5
Other income:
     Letter of credit and loan fees                 24           14        10       71.4         44        31        13       41.9
     Electronic banking fees                        14           12         2       16.7         26        21         5       23.8
     Loan securitization servicing fees              8            8        --         --         15        18        (3)     (16.7)
     Mortgage banking income                         1            1        --         --          2         3        (1)     (33.3)
     Gains from sales of loans                      12           13        (1)      (7.7)        22        20         2       10.0
     Miscellaneous income                           30           27         3       11.1         61        45        16       35.6
------------------------------------------------------------------------------------------------------------------------------------
          Total other income                        89           75        14       18.7        170       138        32       23.2
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income              $  526       $  380    $  146       38.4%    $1,135    $  736    $  399       54.2%
                                                ======       ======    ======                ======    ======    ======

------------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

             FIGURE 10 INVESTMENT BANKING AND CAPITAL MARKETS INCOME

                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              JUNE 30,           CHANGE                JUNE 30,           CHANGE
                                                      --------------------  --------------------  ------------------ ---------------
dollars in millions                                        1999    1998     AMOUNT     PERCENT      1999      1998   AMOUNT  PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                      $ 34    $ 21      $  13       61.9%       $ 71     $ 38    $ 33     86.8%
Investment banking income                                    45       5         40      800.0          64       15      49    326.7
Equity capital income                                        15      19         (4)     (21.1)         18       34     (16)   (47.1)
Foreign exchange income                                       6       5          1       20.0          13       10       3     30.0
------------------------------------------------------------------------------------------------------------------------------------
   Total investment banking and capital markets income     $100    $ 50      $  50      100.0%       $166     $ 97    $ 69     71.1%
                                                           =====   ====      =====                   ====     ====    =====

------------------------------------------------------------------------------------------------------------------------------------


                      Figure 11 Trust and Asset Management


                                                    Three months ended                        Six months ended
                                                         June 30,             Change               June 30,            Change
                                                   -------------------   -------------------- -----------------  -------------------
dollars in millions                                  1999       1998     Amount    Percent      1999    1998      Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees          $  45        $41       $  4       9.8 %    $  93    $  81      $12       14.8%
Institutional asset management and custody fees        23         22          1       4.5         48       43        5       11.6
Bond services                                           7         --          7       N/M         12       --       12        N/M
All other fees                                         35         17         18     105.9         63       33       30       90.9
-----------------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income          $110        $80        $30      37.5 %     $216     $157      $59       37.6%
                                                     ====        ===        ====                ====     ====      ====

dollars in billions
---------------------------------------------------------------------------------------------
June 30,
Discretionary assets                                $  69      $  66         $3       4.5 %
Non-discretionary assets                               50         49          1       2.0
---------------------------------------------------------------------------------------------
    Total trust assets                               $119       $115         $4       3.5 %
                                                     ====       ====         ===

-----------------------------------------------------------------------------------------------------------------------------------


N/M = Not Meaningful


NONINTEREST EXPENSE

As shown in Figure 12, noninterest expense for the second quarter of 1999 totaled $717 million, compared with $602 million for the second quarter of 1998. During the first quarter of 1999, Key reclassified the distributions on its tax-advantaged preferred securities from noninterest expense to interest expense and restated prior quarters to conform to the current presentation. These distributions totaled $21 million and $14 million in the second quarter of 1999 and 1998, respectively. The increase in total noninterest expense from the year-ago quarter came largely from the impact of the McDonald acquisition completed in October 1998. Personnel expense grew by $81 million, reflecting the effect of various incentive programs, as well as merit increases that took effect on April 1, 1999, for the vast majority of Key's workforce. In addition, computer processing expense rose by $18 million due primarily to a higher level of computer software amortization. Additional information pertaining to the McDonald transaction is disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8. Included in first quarter 1999 expense was a $20 million special contribution to the Key sponsored charitable foundation made in light of the gain realized from the sale of EPS, as well as $27 million of other nonrecurring charges. A related additional contribution of $3 million was made during the second quarter. Excluding these noncore charges, noninterest expense for the second quarter increased by $13 million, or an annualized 7%, from the first quarter of 1999.

For the first six months of 1999, noninterest expense totaled $1.5 billion, up $277 million, or 23%, from the same period last year. Excluding the special contributions totaling $23 million and the $27 million of other nonrecurring charges recorded during the first half of 1999, noninterest expense grew by $227 million, or 19%. This reflected higher costs associated with personnel expense (up $159 million), computer processing expense (up $32 million) and equipment expense (up $17 million).

Included in noninterest expense for the second quarter of 1999 was $3 million ($6 million in the second quarter of 1998) of expense incurred in connection with efforts being undertaken by Key to modify computer information systems to be Year 2000 compliant. For the first six months of the year, these expenses totaled $8 million ($12 million for the first six months of 1998). Further information pertaining to the Year 2000 issue and the status of Key's efforts to address it is included under the Year 2000 heading on page 38.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 59.26% for the second quarter, compared with 60.22% for the first quarter of 1999 and 59.02% for the second quarter of 1998. The increase in the ratio over the past year was primarily due to the impact of the October 1998 acquisition of McDonald. This ratio improved, however, during the second quarter as core revenue continued to show strong growth, while noninterest expense was held to a modest increase. Included in other expense are equity- and gross receipts-based taxes that are assessed in lieu of an income tax in certain states in which Key operates. These taxes, which are shown in Figure 12, represented 74, 69 and 87 basis points of Key's efficiency ratio for the second quarter of 1999, the first quarter of 1999 and the second quarter of 1998, respectively. The extent to which such taxes impact the level of noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

                          FIGURE 12 NONINTEREST EXPENSE

                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                    JUNE 30,              CHANGE              JUNE 30,              CHANGE
                               ------------------    -----------------    ----------------     -----------------
dollars in millions              1999      1998      AMOUNT    PERCENT     1999      1998      AMOUNT    PERCENT
----------------------------------------------------------------------------------------------------------------
Personnel                        $383      $302       $ 81       26.8%    $  755    $  596      $159       26.7%
Net occupancy                      58        56          2        3.6        117       112         5        4.5
Equipment                          49        45          4        8.9        105        88        17       19.3
Computer processing                59        41         18       43.9        113        81        32       39.5
Marketing                          24        28         (4)     (14.3)        49        56        (7)     (12.5)
Amortization of intangibles        26        22          4       18.2         54        45         9       20.0
Professional fees                  17        15          2       13.3         32        32        --         --
Other expense:
  Postage and delivery             18        19         (1)      (5.3)        37        37        --         --
  Telecommunications               14        14         --         --         28        27         1        3.7
  Equity- and gross receipts-
    based taxes                     9         9         --         --         17        18        (1)      (5.6)
  Miscellaneous                    60        51          9       17.6        158        96        62       64.6
----------------------------------------------------------------------------------------------------------------
    Total other expense           101        93          8        8.6        240       178        62       34.8
----------------------------------------------------------------------------------------------------------------
    Total noninterest expense    $717      $602       $115       19.1%    $1,465    $1,188      $277       23.3%
                                 ====      ====       ====                ======    ======      ====
Full-time equivalent
  employees at period end      25,758    24,711                           25,758    24,711
Efficiency ratio(1)             59.26%    59.02%                           59.73%    58.61%
Overhead ratio(2)               29.97     38.07                            31.57     37.11
----------------------------------------------------------------------------------------------------------------

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


Year 2000
---------
During the first six months of 1999, Key continued its efforts to prepare its systems to be Year 2000 compliant. The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. Therefore, when the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex computer systems to telephone systems, ATMs and elevators.

To address this issue, Key developed an extensive plan in 1995, including the formation of a team consisting of internal resources and third-party experts. The plan has been in implementation since that time and consists of five major phases: awareness-ensuring a common understanding of the issue throughout Key; assessment-identifying and prioritizing the systems and third parties with whom Key has exposure to Year 2000 issues; renovation-enhancing, replacing or retiring hardware, software and systems applications; validation-testing modifications made; and implementation-certifying Year 2000 compliance and user understanding and acceptance. The awareness and assessment phases have been completed and the remaining phases are substantially complete. As of June 30, 1999, Key had completed all phases of Year 2000 readiness testing for its mission critical systems and is well-along in completing the remaining steps for which regulatory deadlines have been established.

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

Accordingly, Key has formed a separate internal team charged with the task of identifying critical business interfaces; assessing potential problems relating to credit, liquidity and counterparty risk; and where appropriate, developing contingency plans. This team has been surveying significant credit clients to determine their Year 2000 readiness and to evaluate the level of potential credit risk to Key. Based on the information obtained, specific follow-up programs have been established and the adequacy of the allowance for loan losses is being assessed on an ongoing basis. The results of the assessment will be reflected in the assignment of an appropriate risk rating in Key's loan grading system. On an ongoing basis, Key is also contacting other significant parties with which it conducts business to determine the status of their Year 2000 compliance efforts.

Despite the actions taken by Key, there can be no assurance that significant clients or other critical parties will adequately address their Year 2000 issues. Consequently, Key has developed contingency plans to help mitigate the risks associated with potential delays in completing the renovation, validation and implementation phases of its Year 2000 plan, as well as the potential failure of external parties to adequately address their Year 2000 issues. In accordance with regulatory guidelines, these plans had been completed as of June 30, 1999, and address primarily contingency solutions for Key's core systems and the identification of alternative business partners. In addition, during the first half of 1999, Key increased its borrowing capacity with the Federal Reserve Bank to address the potential need for additional funding as the Year 2000 approaches. Because the Year 2000 issue has never occurred, it is not possible to foresee or quantify the possible overall financial and operational impact and/or to determine whether it will be material to the financial condition or operations of Key.

As of June 30, 1999, Key had recognized approximately $47 million of its total estimated project cost of up to $50 million. It is currently expected that the estimated remaining cost of up to $3 million will be recognized in 1999 and the first half of 2000. The total cost of the project is being funded through operating cash flows.

INCOME TAXES

The provision for income taxes was $150 million for the three-month period ended June 30, 1999, up from $123 million for the same period in 1998. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1999 second quarter was 34.9% compared with 32.9% for the second quarter of 1998. For the first six months of 1999, the provision for income taxes was $292 million compared with $231 for the first six months of last year. The effective tax rate for these periods was 33.8% and 32.3%, respectively. Primary factors contributing to the increase in the effective tax rate for both the quarterly and year-to-date periods were a lower proportion of tax-exempt income and tax credits to pretax earnings in the current year, and a second quarter 1999 catch-up adjustment related to certain investments in low-income housing projects. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At June 30, 1999, total loans outstanding were $62.0 billion compared with $62.0 billion at December 31, 1998, and $57.8 billion at June 30, 1998.

The $4.2 billion, or 7%, increase in loans outstanding from the June 30, 1998, level was due primarily to internal growth, but also included the net impact of acquisitions, sales and divestitures. The sales and divestitures which occurred during 1999 and 1998 are summarized in Figure 13 and include the impact of branch divestitures, as well as the securitization and/or sale of education loans, automobile loans, certain non-prime home equity loans and other loans which did not meet Key's return on equity, credit or other internal standards. Activity since June 30, 1998, included the sales of $1.2 billion of education loans (of which $799 million was associated with securitizations), $1.3 billion of home equity loans (of which $1.1 billion was associated with securitizations), $555 million of automobile loans (all of which were associated with securitizations), $147 million of commercial real estate loans and $500 million of residential real estate loans. Securitizations are considered an alternative funding source and the extent to which they are used is dependent upon whether conditions in the capital markets make them more attractive as a funding source than on-balance sheet alternatives. During the first quarter of 1999, Key benefited from a record high volume of loan securitizations ($1.8 billion) as the capital markets volatility experienced during the last half of 1998 subsided. Management will continue to explore opportunities for sales and/or other arrangements with respect to certain loan portfolios, consistent with prudent asset/liability management practices.


                        FIGURE 13 LOANS SOLD AND DIVESTED

                                                                         COMMERCIAL       RESIDENTIAL        BRANCH
in millions            EDUCATION       AUTOMOBILE       HOME EQUITY      REAL ESTATE      REAL ESTATE     DIVESTITURES       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
         1999
---------------------
Second quarter              $132            --                 $442            $  63             $292           --         $   929

First quarter                818             $555               428               84              208           --           2,093


-----------------------------------------------------------------------------------------------------------------------------------

                            $950             $555              $870             $147             $500           --          $3,022
                            ====             ====              ====             ====             ====           ====        ======
         1998
---------------------
Fourth quarter              $ 29             --               $  48             --               --             --         $    77

Third quarter                201             --                 374             --               --             --             575

Second quarter                45             --                  53             $167             --             $124           389

First quarter                 71             --                 --              --               --               20            91

-----------------------------------------------------------------------------------------------------------------------------------
     Total                  $346             --                $475             $167             --             $144        $1,132
                            ====                               ====             ====                            ====        ======

-----------------------------------------------------------------------------------------------------------------------------------



Excluding the net impact of acquisitions, sales and divestitures, loans (other than one-to-four family mortgage loans and loans held for sale) increased by $8.3 billion, or 18%, since June 30, 1998, and $3.0 billion, or an annualized 11%, from the 1998 year end. Key's policy regarding new originations of one-to-four family mortgage loans is to originate such loans as a client and community accommodation, but to retain few of such loans on the balance sheet due to their marginal returns. Over the past year, the largest growth in Key's loan portfolio came from commercial loans which rose by $4.8 billion, due primarily to a $2.3 billion increase in commercial, financial and agricultural loans and increases of $1.3 billion and $1.2 billion in the real estate-construction and lease financing portfolios, respectively. Additionally, consumer loans rose by $3.5 billion, and included increases of $2.3 billion and $918 million in the home equity and lease financing portfolios, respectively. The strong growth in loans over the past twelve months reflected a number of factors, including the continued strength of the economy, improving consumer credit, targeted efforts to increase the commercial and home equity portfolios and Key's success in leveraging its Leasetec operation.

Loans outstanding were unchanged from the December 31, 1998, level as the volume of loans securitized and sold during the first six months of 1999 offset the level of new loan originations. Excluding the impact of the 1999 loan sales shown in Figure 13, loans (other than one-to-four family mortgage loans and loans held for sale) grew by $3.0 billion, or an annualized 11%, during the first half of 1999. Consumer loans accounted for $1.3 billion of the increase with the largest growth occurring in the home equity (up $1.1 billion) and lease financing (up $317 million) portfolios. Commercial loans contributed $1.7 billion to the year-to-date increase due to an $878 million increase in commercial, financial and agricultural loans and increases of $703 million and $430 million in the real estate-construction and lease financing portfolios, respectively. On the same basis, the aggregate annualized growth rate of average outstanding balances in the commercial loan portfolio was 10% for the second quarter of 1999, representing the ninth consecutive quarter of double-digit commercial loan growth.

Shown in Figure 14 are loans that have been securitized/sold and are either administered or serviced by Key, but not recorded on its balance sheet. Income recognized in connection with such transactions is derived from two sources. Noninterest income earned from servicing or administering the loans is recorded as other income, while income earned on assets retained in connection with securitizations and accounted for like investments in interest-only strip securities, is recorded as interest income on securities available for sale. The increase in these balances since the 1998 year end reflected the impact of securitizations, offset in part by loan repayments.

          FIGURE 14 LOANS SECURITIZED/SOLD AND ADMINISTERED OR SERVICED

                                        JUNE 30,          DECEMBER 31,              JUNE 30,
in millions                                 1999                  1998                 1998
--------------------------------------------------------------------------------------------
Education loans                           $2,785                $2,312               $2,438
Automobile loans                           1,153                   946                1,299
Home equity loans                          1,392                   744                  567
--------------------------------------------------------------------------------------------
     Total                                $5,330                $4,002               $4,304
                                          =======               =======              ======

--------------------------------------------------------------------------------------------


SECURITIES

At June 30, 1999, the securities portfolio totaled $7.4 billion and was comprised of $6.4 billion of securities available for sale and $967 million of investment securities. This compares with a total portfolio of $6.3 billion, including $5.3 billion of securities available for sale and $976 million of investment securities, at December 31, 1998. Certain information pertaining to the composition, yields, and remaining maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively. Additional information pertaining to gross unrealized gains and losses by type of security is presented in Note 5, Securities, beginning on page
13. As shown in Note 5, the increase in securities available for sale from the December 31, 1998, level occurred as funds previously held in short-term investments, such as Federal funds sold and securities purchased under resale agreements, were reinvested in higher-yielding collateralized mortgage obligations.

                     FIGURE 15 SECURITIES AVAILABLE FOR SALE

                                                                            OTHER       RETAINED
                                U.S. TREASURY,  STATES AND COLLATERALIZED  MORTGAGE-   INTERESTS IN                        WEIGHTED
                                 AGENCIES AND    POLITICAL    MORTGAGE      BACKED      SECURITI-     OTHER                 AVERAGE
dollars in millions              CORPORATIONS SUBDIVISIONS OBLIGATIONS(1) SECURITIES(1) ZATIONS(1)  SECURITIES   TOTAL      YIELD(2)
------------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999
Remaining maturity:
     One year or less                  $   24      $    1      $  792      $    3           --       $   18      $  838       6.77%
     After one through five years         101          19       2,769       1,585       $  144           18       4,636       6.39
     After five through ten years           7          45         140         237          191           11         631       7.74
     After ten years                       20           2         187          36           --           54(3)      299       8.21
------------------------------------------------------------------------------------------------------------------------------------

Fair value                             $  152      $   67      $3,888      $1,861       $  335       $  101      $6,404         --
Amortized cost                            152          67       4,029       1,878          348           96       6,570       6.61%
Weighted average yield                   5.51%       5.88%       6.45%       6.95%        9.03%        4.30%       6.61%        --
Weighted average maturity            3.9 years   6.1 years   3.7 years    5.3 years    3.3 years   8.1 years   4.3 years        --
------------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998
Fair value                             $  422      $   67      $2,211      $2,151       $  328       $   99      $5,278         --
Amortized cost                            420          65       2,191       2,123          345           84       5,228       6.69%
------------------------------------------------------------------------------------------------------------------------------------

JUNE 30, 1998
Fair value                             $  145      $   77      $3,201      $2,603       $  382       $   74      $6,482         --
Amortized cost                            143          76       3,182       2,564          409           61       6,435       7.05%

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

                         FIGURE 16 INVESTMENT SECURITIES


                                           STATES AND                                               WEIGHTED
                                            POLITICAL             OTHER                              AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES             TOTAL              YIELD(1)
----------------------------------------------------------------------------------------------------------------
JUNE 30, 1999
Remaining maturity:
     One year or less                            $142             $   1              $143                  8.08%
     After one through five years                 251                98               349                  8.26
     After five through ten years                 103                --               103                  9.56
     After ten years                               19               353(2)            372                  3.58
----------------------------------------------------------------------------------------------------------------

Amortized cost                                   $515              $452              $967                  6.57%
Fair value                                        533               452               985                    --
Weighted average yield                           8.96%             3.85%             6.57%                   --
Weighted average maturity                   3.3 years         7.9 years         5.4 years                    --
----------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998
Amortized cost                                   $631              $345           $   976                  7.13%
Fair value                                        659               345             1,004                    --
----------------------------------------------------------------------------------------------------------------

JUNE 30, 1998
Amortized cost                                   $762              $276            $1,038                  7.98%
Fair value                                        790               276             1,066                    --

----------------------------------------------------------------------------------------------------------------


1 Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

2  Includes equity securities with no stated maturity.


ASSET QUALITY

Key has groups dedicated to evaluating and monitoring the level of risk in its credit-related assets; formulating underwriting standards and guidelines for line management; developing commercial and consumer credit policies and systems; establishing credit-related concentration limits; reviewing loans, leases and other corporate assets to evaluate credit quality; and reviewing the adequacy of the allowance for loan losses ("Allowance"). Geographic diversity throughout Key is a significant factor in managing credit risk.

Management relies upon an iterative methodology to estimate the level of the Allowance on a quarterly and at times more frequent basis, as deemed necessary. This methodology is described in detail in the Allowance for Loan Losses section of Note 1, Summary of Significant Accounting Policies, beginning on page 65 of Key's 1998 Annual Report to Shareholders.

As shown in Figure 17, net loan charge-offs for the second quarter of 1999 were $76 million, or .49% of average loans, compared with $72 million, or .51% of average loans, for the same period last year. Net charge-offs in the commercial loan portfolio rose by $12 million, including increases of $10 million and $5 million in the commercial, financial and agricultural, and commercial lease financing sectors, respectively. This reflected the significant growth that has occurred in this portfolio over the past year, as well as the charge-off of three specific credits aggregating $10 million during the second quarter of 1999. The increase in commercial loan net charge-offs was largely offset by a decline in the level of net charge-offs in the consumer loan portfolio. Net charge-offs in the credit card sector decreased by $7 million as a result of higher recoveries, the improvement in consumer credit and a lower volume of credit card receivables. Small improvements were also experienced in the installment loan portfolios. At $76 million, the provision for loan losses matched the level of net charge-offs in accordance with management's policy of generally maintaining the provision at a level equal to or above net charge-offs.

                    FIGURE 17 SUMMARY OF LOAN LOSS EXPERIENCE

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------        -------------------------
dollars in millions                                   1999           1998               1999           1998
--------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period        $61,604        $56,441            $61,648        $55,200
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period      $930           $900               $900           $900
Loans charged off:
  Commercial, financial and agricultural                36             19                 58             35
  Real estate-commercial mortgage                        1              4                  1              8
  Real estate-construction                              --              1                 --              1
  Commercial lease financing                             7              1                  9              2
--------------------------------------------------------------------------------------------------------------
    Total commercial loans                              44             25                 68             46
  Real estate-residential mortgage                       4              1                  6              5
  Home equity                                            2              1                  5              3
  Credit card                                           25             27                 51             54
  Consumer-direct                                       12             12                 24             23
  Consumer-indirect                                     44             31                 84             66
--------------------------------------------------------------------------------------------------------------
    Total consumer loans                                87             72                170            151
--------------------------------------------------------------------------------------------------------------
                                                       131             97                238            197
Recoveries:
  Commercial, financial and agricultural                15              8                 23             14
  Real estate-commercial mortgage                        2              3                  4              5
  Commercial lease financing                             1             --                  1             --
--------------------------------------------------------------------------------------------------------------
    Total commercial loans                              18             11                 28             19
  Real estate-residential mortgage                       3              1                  4              2
  Credit card                                            8              3                 11              5
  Consumer-direct                                        4              2                  5              4
  Consumer-indirect                                     22              8                 33             18
--------------------------------------------------------------------------------------------------------------
    Total consumer loans                                37             14                 53             29
--------------------------------------------------------------------------------------------------------------
                                                        55             25                 81             48
--------------------------------------------------------------------------------------------------------------
Net loans charged off                                  (76)           (72)              (157)          (149)
Provision for loan losses                               76             72                187            149
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period            $930           $900               $930           $900
                                                      ====           ====               ====           ====
--------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                  .49%           .51%               .51%           .54%
Allowance for loan losses to period end loans         1.50           1.56               1.50           1.56
Allowance for loan losses to nonperforming loans    247.34         240.64             247.34         240.64
--------------------------------------------------------------------------------------------------------------

The Allowance at June 30, 1999, was $930 million, or 1.50% of loans, compared with $900 million, or 1.56% of loans, at June 30, 1998. Included in the 1999 and 1998 Allowance was $51 million and $23 million, respectively, which was specifically allocated for impaired loans. For a further discussion of impaired loans see Note 7, Impaired Loans and Other Nonperforming Assets, on page 15. At June 30, 1999, the Allowance was 247.34% of nonperforming loans, compared with 240.64% at June 30, 1998.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $412 million at June 30, 1999, and represented .66% of loans, OREO and other nonperforming assets compared with $404 million, or .65%, at December 31, 1998. The $8 million rise in the level of nonperforming assets since the 1998 year end reflected an $11 million increase in nonperforming loans, offset in part by a $3 million decrease in OREO. Over the past two years, the level of nonperforming assets has ranged from a quarterly high of $433 million at June 30, 1997, to a low of $402 million at September 30, 1998.

          FIGURE 18 SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                      JUNE 30,        DECEMBER 31,            JUNE 30,
dollars in millions                                       1999               1998                1998
-------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                   $ 146              $ 144              $ 139
Real estate--commercial mortgage                            99                 79                 93
Real estate--construction                                    2                  6                 18
Commercial lease financing                                  38                 29                 20
Real estate--residential mortgage                           53                 60                 63
Consumer                                                    38                 47                 41
-------------------------------------------------------------------------------------------------------
      Total nonperforming loans(1)                         376                365                374
OREO                                                        46                 56                 62
Allowance for OREO losses                                  (11)               (18)               (23)
-------------------------------------------------------------------------------------------------------
      OREO, net of allowance                                35                 38                 39
Other nonperforming assets                                   1                  1                  4
-------------------------------------------------------------------------------------------------------
      Total nonperforming assets                         $ 412              $ 404              $ 417
                                                         =====              =====              =====

-------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                  $ 198              $ 178              $ 156

-------------------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                    .61%               .59%               .65%
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets                  .66                .65                .72

-------------------------------------------------------------------------------------------------------

1 Includes impaired loans of $188 million, $193 million and $200 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.


DEPOSITS AND OTHER SOURCES OF FUNDS

Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the second quarter of 1999, these deposits averaged $36.9 billion and represented 52% of Key's funds supporting earning assets, compared with $36.8 billion and 56%, respectively, during the second quarter of 1998. As shown in Figure 4 beginning on page 31, the mix of core deposits changed over the course of the past year as decreases in the levels of savings and time deposits were largely offset by substantial growth in money market deposit accounts. The consistent level and change in the mix of core deposits reflected the 1998 divestiture of 46 branches with deposits of approximately $658 million, and investment alternatives pursued by clients in response to the strength of the securities markets. The increase in money market deposit accounts that has now occurred over seven consecutive quarters reflects these client preferences as well as actions taken by management in 1998 to reprice such deposits.

Purchased funds, which are comprised of large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $17.1 billion during second quarter of 1999, compared with $18.4 billion during the prior quarter and $19.1 billion a year-ago. As shown in Figure 4, long-term debt, including capital securities, has been more heavily relied upon to fund earning asset growth and increased substantially during the second quarter of 1999. This trend is expected to continue over the remainder of the year. In addition, Key continues to consider loan securitizations as a funding alternative, provided capital market conditions are conducive to such activity. During the first six months of 1999, Key securitized and sold $2.2 billion of consumer loans, including $400 million of home equity loans during the second quarter.

LIQUIDITY

Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key maintains liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of its loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, previously discussed, which are generated by 965 full-service KeyCenters in 13 states. Key monitors deposit flows and evaluates alternate pricing structures with respect to its deposit base. This process is managed by Key's Funding and Investment Management Group, which monitors the overall mix of funding sources in conjunction with deposit pricing and in response to the structure of the earning assets portfolio. In addition, Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve Bank for short-term liquidity requirements should the need arise. During the second quarter of 1999, KeyBank N.A. increased its overnight borrowing capacity at the Federal Reserve Bank Discount Window to approximately $11.0 billion at June 30, 1999, by pledging approximately $10.0 billion of commercial loans as additional collateral. This action was taken as a precautionary measure in connection with Key's Year 2000 contingency planning process. In addition, KeyBank USA has overnight borrowing capacity at the Federal Reserve Bank Discount Window which provides for borrowings of up to $893 million and is secured by $1.3 billion of KeyBank USA's credit card receivables at June 30, 1999. Neither bank had borrowings outstanding under these facilities as of June 30, 1999.

During the first six months of 1999, Key's affiliate banks raised $4.5 billion under Key's Bank Note Program, which provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KeyBank N.A. and $1.0 billion by KeyBank USA) in the aggregate. Of the notes issued during the first half of 1999, $3.0 billion have original maturities in excess of one year and are included in long-term debt, while $1.5 billion have original maturities of one year or less and are included in short-term borrowings. At June 30, 1999, the program had an unused capacity of $13.9 billion.

Under Key's Euronote Program, the parent company, KeyBank N.A. and KeyBank USA may issue both long- and short-term debt of up to $7.0 billion in the aggregate. The borrowing capacity under this program was increased from $5.0 billion during the second quarter of 1999. The notes are offered exclusively to non-U.S. investors and can be denominated in dollars and/or most European currencies. There were $1.9 billion of borrowings outstanding under this facility as of June 30, 1999, $440 million of which were issued during the current year.

The parent company has a commercial paper program and a four-year revolving credit agreement; each facility provides funding availability of up to $500 million. The proceeds from these facilities may be used for general corporate purposes. As of June 30, 1999, $336 million of borrowings were outstanding under the commercial paper program.

The parent company also has a universal shelf registration statement on file with the Securities and Exchange Commission, which provides for the possible issuance of up to $1.3 billion of debt and equity securities. At June 30, 1999, unused capacity under the shelf registration totaled $1.3 billion, including $750 million reserved for issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. In addition, the parent company has access to the capital markets as a result of its favorable debt ratings which, at June 30, 1999, were as follows:


                                          Senior             Subordinated
                   Commercial           Long-Term             Long-Term
                     Paper                 Debt                  Debt
              --------------------  --------------------  --------------------

Duff & Phelps         D-1                 A+                    A

Standard & Poor's     A-2                 A-                   BBB+

Moody's               P-1                 A1                    A2

Further information pertaining to Key's sources and uses of cash for the six-month periods ended June 30, 1999 and 1998, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

Total shareholders' equity at June 30, 1999, was $6.2 billion, up slightly from the balance at December 31, 1998, and $710 million, or 13%, from June 30, 1998. During the first six months of 1999, the increase provided by retained net income was offset by a net increase in treasury stock, resulting from the share repurchases discussed below, and net unrealized losses on securities available for sale. The increase from the June 30, 1998, balance was due primarily to retained net income and the net decrease in treasury stock resulting from the shares issued in the McDonald acquisition, also discussed below. Other factors contributing to the change in shareholders' equity during the first six months of 1999 are shown in the Consolidated Statements of Changes in Shareholders' Equity presented on page 5.

During the first half of 1999, Key repurchased 6,406,424 of its Common Shares at an average price per share of $31.51. This included the repurchase of 3,869,761 shares remaining under the authorization by the Board of Directors to repurchase up to 60% of the 19,337,159 shares issued in the October 1998 acquisition of McDonald. The other 2,536,663 shares were repurchased under a separate repurchase program authorized in January 1998. That authority provides for the repurchase of up to 10,000,000 shares in open market or negotiated transactions and has no expiration date. At June 30, 1999, the number of shares remaining under that authority was 7,463,337. The 43,248,120 shares held in treasury at June 30, 1999, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes. During the first six months of 1999, Key reissued 1,963,304 Treasury Shares for employee benefit and dividend reinvestment plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.71% at June 30, 1999, and December 31, 1998, and 7.29% at June 30, 1998.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier 1 and total risk-adjusted capital ratios at June 30, 1999, were 7.48% and 11.74%, respectively, compared with minimum regulatory requirements of 4.0% for Tier 1 and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0% for bank holding companies (such as Key) that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4%. At June 30, 1999, Key's leverage ratio was 7.41%, substantially higher than the minimum requirement. Figure 19 presents the details of Key's regulatory capital position at June 30, 1999, December 31, 1998, and June 30, 1998.

Under the Federal Deposit Insurance Act, Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualify as "well capitalized" at June 30, 1999, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier 1 capital and leverage ratios, respectively. Although these provisions are not directly applicable to bank holding companies, Key would also qualify as "well capitalized" at June 30, 1999, if the same provisions were applied. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliates.

              FIGURE 19 CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                            JUNE 30,         DECEMBER 31,              JUNE 30,
dollars in millions                                            1999                  1998                  1998
------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
     Common shareholders' equity(1)                        $  6,335              $  6,137              $  5,497
     Qualifying capital securities                              994                   747                   747
     Less:  Goodwill                                         (1,446)               (1,430)               (1,028)
            Other intangible assets(2)                          (64)                  (71)                  (79)
------------------------------------------------------------------------------------------------------------------
          Total Tier 1 capital                                5,819                 5,383                 5,137
------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses(3)                               930                   900                   898
     Net unrealized holding gains(4)                             --                     3                    --
     Qualifying long-term debt                                2,383                 2,445                 2,487
------------------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                3,313                 3,348                 3,385
------------------------------------------------------------------------------------------------------------------
          Total capital                                    $  9,132              $  8,731              $  8,522
                                                           ========              ========              ========

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet                 $ 65,923              $ 63,721              $ 60,533
     Risk-adjusted off-balance sheet exposure                13,004                12,198                12,267
     Less:  Goodwill                                         (1,446)               (1,430)               (1,028)
            Other intangible assets(2)                          (64)                  (71)                  (79)
     Plus:  Market risk-equivalent assets                       392                   242                   171
            Net unrealized holding gains(4)                      --                     3                    --
------------------------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                         77,809                74,663                71,864
     Less:  Excess allowance for loan losses(3)                  --                    --                    (2)
------------------------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                         $ 77,809              $ 74,663              $ 71,862
                                                           ========              ========              ========

AVERAGE QUARTERLY TOTAL ASSETS                             $ 80,025              $ 78,968              $ 74,066
                                                           ========              ========              ========

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                        7.48%                 7.21%                 7.15%
     Total risk-adjusted capital ratio                        11.74                 11.69                 11.86
     Leverage ratio(5)                                         7.41                  6.95                  7.04

------------------------------------------------------------------------------------------------------------------


1 Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

2 Intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

3 The allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-adjusted assets.

4 Net unrealized holding gains included in Tier 2 capital are limited to 45% of net unrealized holding gains on available for sale equity securities with readily determinable fair values.

5 Tier 1 capital as a percentage of average quarterly total assets, less goodwill and other non-qualifying intangible assets as defined in 2 above.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information included in the Market Risk Management section beginning on page 33 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 1999 Annual Meeting of Shareholders of KeyCorp held on May 20, 1999, six directors were elected for three-year terms expiring in 2002, and shareholders adopted a resolution to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 1999. Shareholders defeated a shareholder proposal requesting necessary steps to cause annual election of all directors. Director nominees for terms expiring in 2002 were: Albert C. Bersticker, Edward P. Campbell, Kenneth M. Curtis, Charles R. Hogan, Bill R. Sanford and Dennis W. Sullivan. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were: Cecil D. Andrus, William G. Bares, Dr. Carol A. Cartwright, Thomas A. Commes, Robert W. Gillespie, Stephen R. Hardis, Henry S. Hemingway, Douglas J. McGregor, Henry L. Meyer III, Steven A. Minter, Ronald B. Stafford and Peter G. Ten Eyck, II.

         The vote on each issue was as follows:

                                                         For              Against             Abstain
                                                     ---------------------------------------------------
         Election of Directors:
            Albert C. Bersticker                     372,437,671               *              8,760,300
            Edward P. Campbell                       372,793,506               *              8,404,465
            Kenneth M. Curtis                        369,717,337               *             11,480,634
            Charles R. Hogan                         372,699,637               *              8,482,709
            Bill R. Sanford                          372,699,037               *              8,489,335
            Dennis W. Sullivan                       372,879,809               *              8,318,163

         Ratification of Ernst & Young as
         independent auditors of KeyCorp             374,681,821          4,816,103           1,700,047

         Shareholder proposal requesting
         necessary steps to cause
         annual election of all Directors            165,323,520        166,393,378           5,601,707

         *Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

ITEM 5.  OTHER INFORMATION

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

         In general, the Retail Credit Policy establishes a uniform charge-off policy at 120 and 180 days delinquency for closed-end and open-end credit, respectively, provides uniform guidance for loans affected by bankruptcy, fraud, and death, establishes guidelines for re-aging, extending, deferring, or rewriting past due accounts, classifies certain delinquent residential mortgage and home equity loans, and broadens recognition of partial payments that qualify as full payments. Changes made by the Retail Credit Policy which involve manual adjustments to an institution's policies and procedures were required to be implemented by June 30, 1999, while changes involving programming resources are required to be implemented by December 31, 2000. Key was not impacted by any changes involving manual adjustments to its policies and procedures at June 30, 1999. The definitive financial impact on Key from implementing the Retail Credit Policy will not be known until December 31, 2000. However, based upon its estimate of the impact of applying the Retail Credit Policy against Key's existing retail portfolio, management anticipates that implementing the Retail Credit Policy at December 31, 2000, will not have a material adverse effect on Key's financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          (10) KeyCorp 1997 Stock Option Plan for Directors as amended on April 21, 1999.

          (15)    Acknowledgment Letter of Independent Auditors

          (27)    Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K

         April 16, 1999 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on April 15, 1999, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 1999.

         No other reports on Form 8-K were filed during the three-month period ended June 30, 1999.

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

                                                          KEYCORP
                                           -------------------------------------
                                                       (Registrant)


Date:  August 12, 1999                     /s/    Lee Irving
                                           -------------------------------------
                                           By:    Lee Irving
                                                  Executive Vice President
                                                  and Chief Accounting Officer