Form 10-Q/A
period 1999-06-30
KEYCORP /NEW/
filed 1999-08-16
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-Q/A

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

                          Commission File Number 0-850

                                     [LOGO]
                                     KEYCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                     34-6542451
-----------------------------------------        -------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    127 PUBLIC SQUARE, CLEVELAND, OHIO                      44114-1306
-----------------------------------------        -------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Shares with a par value of $1 each            448,726,221 Shares
 ------------------------------------------     -------------------------------
             (Title of class)                   (Outstanding at July 30, 1999)

Changes in the allowance for loan losses are summarized as follows:

                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                        ---------------------------          -------------------------
in millions                                1999              1998              1999              1998
------------------------------------------------------------------------------------------------------
Balance at beginning of period            $ 930             $ 900             $ 900             $ 900
Charge-offs                                (105)              (97)             (212)             (197)
Recoveries                                   29                25                55                48
------------------------------------------------------------------------------------------------------
  Net charge-offs                           (76)              (72)             (157)             (149)
Provision for loan losses                    76                72               187               149
------------------------------------------------------------------------------------------------------
  Balance at end of period                $ 930             $ 900             $ 930             $ 900
                                          =====             =====             =====             =====
------------------------------------------------------------------------------------------------------



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

Nonperforming assets were as follows:


                                          JUNE 30,      DECEMBER 31,          JUNE 30,
in millions                                  1999              1998              1998
--------------------------------------------------------------------------------------
Impaired loans                              $ 188             $ 193             $ 200
Other nonaccrual loans                        188               172               174
--------------------------------------------------------------------------------------
  Total nonperforming loans                   376               365               374
Other real estate owned ("OREO")               46                56                62
Allowance for OREO losses                     (11)              (18)              (23)
--------------------------------------------------------------------------------------
  OREO, net of allowance                       35                38                39
Other nonperforming assets                      1                 1                 4
--------------------------------------------------------------------------------------
  Total nonperforming assets                $ 412             $ 404             $ 417
                                            =====             =====             =====
--------------------------------------------------------------------------------------



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

                         FIGURE 16 INVESTMENT SECURITIES


                                        STATES AND                                                   WEIGHTED
                                         POLITICAL                 OTHER                              AVERAGE
dollars in millions                   SUBDIVISIONS            SECURITIES              TOTAL             YIELD(1)
-------------------------------------------------------------------------------------------------------------
JUNE 30, 1999
Remaining maturity:
   One year or less                        $  142             $    1               $  143               8.08%
   After one through five years               251                 98                  349               8.26
   After five through ten years               103                 --                  103               9.56
   After ten years                             19                353(2)               372               3.58
-------------------------------------------------------------------------------------------------------------

Amortized cost                             $  515             $  452               $  967               6.57%
Fair value                                    533                452                  985                 --
Weighted average yield                       8.96%              3.85%                6.57%                --
Weighted average maturity                  3.3 YEARS          7.9 YEARS            5.4 YEARS              --
-------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1998
Amortized cost                             $  631             $  345               $  976               7.13%
Fair value                                    659                345                1,004                 --
-------------------------------------------------------------------------------------------------------------

JUNE 30, 1998
Amortized cost                             $  762             $  276               $1,038               7.98%
Fair value                                    790                276                1,066                 --
-------------------------------------------------------------------------------------------------------------

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

As shown in Figure 17, net loan charge-offs for the second quarter of 1999 were $76 million, or .49% of average loans, compared with $72 million, or .51% of average loans, for the same period last year. Net charge-offs in the commercial loan portfolio rose by $14 million, including increases of $11 million and $5 million in the commercial, financial and agricultural, and commercial lease financing sectors, respectively. This reflected the significant growth that has occurred in this portfolio over the past year, as well as the charge-off of three specific credits aggregating $10 million during the second quarter of 1999. The increase in commercial loan net charge-offs was largely offset by a decline in the level of net charge-offs in the consumer loan portfolio. Net charge-offs in the credit card sector decreased by $7 million as a result of higher recoveries, the improvement in consumer credit and a lower volume of credit card receivables. Small improvements were also experienced in the installment loan portfolios. At $76 million, the provision for loan losses matched the level of net charge-offs in accordance with management's policy of generally maintaining the provision at a level equal to or above net charge-offs.

                    FIGURE 17 SUMMARY OF LOAN LOSS EXPERIENCE


                                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------          -------------------------
dollars in millions                                       1999              1998              1999               1998
-----------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period             $ 61,604          $ 56,441          $ 61,648          $ 55,200
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period        $    930          $    900          $    900          $    900
Loans charged off:
   Commercial, financial and agricultural                     29                19                51                35
   Real estate--commercial mortgage                           --                 4                --                 8
   Real estate--construction                                  --                 1                --                 1
   Commercial lease financing                                  7                 1                 9                 2
-----------------------------------------------------------------------------------------------------------------------
      Total commercial loans                                  36                25                60                46
   Real estate--residential mortgage                           3                 1                 5                 5
   Home equity                                                 2                 1                 5                 3
   Credit card                                                22                27                48                54
   Consumer--direct                                           10                12                22                23
   Consumer--indirect                                         32                31                72                66
-----------------------------------------------------------------------------------------------------------------------
      Total consumer loans                                    69                72               152               151
-----------------------------------------------------------------------------------------------------------------------
                                                             105                97               212               197
Recoveries:
   Commercial, financial and agricultural                      7                 8                15                14
   Real estate--commercial mortgage                           --                 3                 2                 5
   Commercial lease financing                                  1                --                 1                --
-----------------------------------------------------------------------------------------------------------------------
      Total commercial loans                                   8                11                18                19
   Real estate--residential mortgage                           2                 1                 3                 2
   Credit card                                                 5                 3                 8                 5
   Consumer--direct                                            3                 2                 4                 4
   Consumer--indirect                                         11                 8                22                18
-----------------------------------------------------------------------------------------------------------------------
      Total consumer loans                                    21                14                37                29
-----------------------------------------------------------------------------------------------------------------------
                                                              29                25                55                48
-----------------------------------------------------------------------------------------------------------------------
Net loans charged off                                        (76)              (72)             (157)             (149)
Provision for loan losses                                     76                72               187               149
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period              $    930          $    900          $    930          $    900
                                                        ========          ========          ========          ========
-----------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                        .49%              .51%              .51%              .54%
Allowance for loan losses to period end loans               1.50              1.56              1.50              1.56
Allowance for loan losses to nonperforming loans          247.34            240.64            247.34            240.64
-----------------------------------------------------------------------------------------------------------------------


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

                                                      KEYCORP
                                    --------------------------------------------
                                                    (Registrant)


Date:  August 16, 1999              /s/ K. Brent Somers
                                    --------------------------------------------
                                    By: K. Brent Somers
                                        Senior Executive Vice President
                                        and Chief Financial Officer