Form 10-Q
period 1999-09-30
KEYCORP /NEW/
filed 1999-11-12
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850


                                 [KEYCORP LOGO]
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                  34-6542451
----------------------------------------       ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)

127 PUBLIC SQUARE, CLEVELAND, OHIO                       44114-1306
----------------------------------------       --------------------------------
(Address of principal executive offices)                 (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each            447,305,858 Shares
-----------------------------------------    -----------------------------------
             (Title of class)                 (Outstanding at October 29, 1999)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                  Page Number
          --------------------                                                  -----------
          Consolidated Balance Sheets --
           September 30, 1999, December 31, 1998 and September 30, 1998             3

           Consolidated Statements of Income --
            Three months and nine months ended September 30, 1999 and 1998          4

           Consolidated Statements of Changes in Shareholders' Equity --
            Nine months ended September 30, 1999 and 1998                           5

           Consolidated Statements of Cash Flow --
            Nine months ended September 30, 1999 and 1998                           6

           Notes to Consolidated Financial Statements                               7

           Independent Accountants' Review Report                                  23

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
            and Results of Operations                                              24
            -------------------------

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                  47
           ------------------------------------------------------


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                       48
           -----------------

Item 5.    Other Information                                                       49
           -----------------

Item 6.    Exhibits and Reports on Form 8-K                                        49
           --------------------------------

           Signature                                                               50



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                                                                            KEYCORP AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                                     Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
dollars in millions                                                                   1999             1998             1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                       (Unaudited)
ASSETS
Cash and due from banks                                                          $ 3,018          $ 3,296          $ 2,750
Short-term investments                                                             2,094            1,974            2,212
Securities available for sale                                                      6,567            5,278            5,928
Investment securities (fair value: $1,005, $1,004 and $1,015)                        989              976              984
Loans, net of unearned income of $1,566, $1,533 and $1,404                        63,181           62,012           59,444
       Less: Allowance for loan losses                                               930              900              900
------------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                  62,251           61,112           58,544
Premises and equipment                                                               818              902              876
Goodwill                                                                           1,422            1,430            1,038
Other intangible assets                                                               64               79               83
Corporate owned life insurance                                                     2,080            2,008            1,974
Other assets                                                                       3,274            2,965            3,302
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                              $82,577          $80,020          $77,691
                                                                                 =======          =======          =======

LIABILITIES
Deposits in domestic offices:
  Noninterest-bearing                                                            $ 9,050          $ 9,540          $ 8,732
  Interest-bearing                                                                34,029           32,091           31,841
Deposits in foreign office -- interest-bearing                                       387              952            2,024
------------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                             43,466           42,583           42,597
Federal funds purchased and securities sold under repurchase agreements            3,510            4,468            6,652
Bank notes and other short-term borrowings                                         8,551            9,728            7,576
Other liabilities                                                                  3,595            3,110            2,963
Long-term debt                                                                    15,815           12,967           11,353
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely debentures of the Corporation
  (See Note 9)                                                                     1,243              997              997
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                           76,180           73,853           72,138


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued              --               --               --
Common Shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                        492              492              492
Capital surplus                                                                    1,412            1,412            1,283
Retained earnings                                                                  5,686            5,192            5,038
Loans to ESOP trustee                                                                (24)             (34)             (34)
Treasury stock, at cost (43,064,912, 39,437,183 and 55,796,496 shares)            (1,058)            (923)          (1,267)
Accumulated other comprehensive (loss) income                                       (111)              28               41
------------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  6,397            6,167            5,553
------------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                $82,577          $80,020          $77,691
                                                                                 =======          =======          =======
------------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).



                                                                                                            KEYCORP AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                              Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------         --------------------------------
dollars in millions, except per share amounts                1999                 1998               1999                1998
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                        $1,299               $1,274             $3,800               $3,657
Taxable investment securities                                     4                    2                 11                    9
Tax-exempt investment securities                                  7                   11                 24                   36
Securities available for sale                                   106                  104                310                  350
Short-term investments                                           17                   24                 61                   62
------------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                     1,433                1,415              4,206                4,114

INTEREST EXPENSE
Deposits                                                        331                  339                955                1,032
Federal funds purchased and securities sold
  under repurchase agreements                                    51                   99                168                  281
Bank notes and other short-term borrowings                      103                  108                310                  320
Long-term debt, including capital securities                    248                  188                691                  484
------------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                      733                  734              2,124                2,117
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                             700                  681              2,082                1,997
Provision for loan losses                                        78                   71                265                  220
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             622                  610              1,817                1,777

NONINTEREST INCOME
Trust and asset management income                               112                   82                328                  239
Service charges on deposit accounts                              83                   77                246                  230
Investment banking and capital markets income                    77                   62                243                  159
Insurance and brokerage income                                   46                   22                162                   68
Corporate owned life insurance income                            25                   25                 76                   72
Credit card fees                                                 16                   18                 47                   50
Net loan securitization gains                                    32                    7                 82                    7
Net securities gains                                              2                   --                 26                    4
Gains from branch divestitures                                   --                   --                 --                   39
Gains from other divestitures                                    13                   --                161                   23
Other income                                                     83                   99                253                  237
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                    489                  392              1,624                1,128

NONINTEREST EXPENSE
Personnel                                                       356                  317              1,111                  913
Net occupancy                                                    58                   58                175                  170
Equipment                                                        48                   46                153                  134
Computer processing                                              60                   46                173                  127
Marketing                                                        35                   25                 84                   81
Amortization of intangibles                                      25                   22                 79                   67
Professional fees                                                18                   14                 50                   46
Other expense                                                   101                  100                341                  278
------------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                   701                  628              2,166                1,816

INCOME BEFORE INCOME TAXES                                      410                  374              1,275                1,089
Income taxes                                                    140                  122                432                  353
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $  270               $  252             $  843               $  736
                                                             ======               ======             ======               ======
Per Common Share:
    Net income                                               $  .60               $  .57             $ 1.88               $ 1.68
    Net Income - assuming dilution                              .60                  .57               1.86                 1.65
Weighted average Common Shares outstanding (000)            448,742              438,856            448,764              439,180
Weighted average Common Shares and potential Common
    Shares outstanding (000)                                452,886              443,750            453,267              445,047
------------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).

                                                                                                            KEYCORP AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                              Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       ACCUMULATED
                                                                                LOANS TO  TREASURY           OTHER
                                                    COMMON   CAPITAL  RETAINED      ESOP    STOCK,   COMPREHENSIVE   COMPREHENSIVE
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS       SHARES   SURPLUS  EARNINGS   TRUSTEE   AT COST   (LOSS) INCOME        INCOME (2)
-------------------------------------------------------------------------------------------------------------------  --------------
BALANCE AT DECEMBER 31, 1997                          $492   $1,283    $4,611      $(42)  $(1,174)            $11
Net income                                                                736                                                $736
Other comprehensive income:
   Net unrealized gains on securities available
       for sale, net of income taxes of $16(1)                                                                 30              30
                                                                                                                     ------------
           Total comprehensive income                                                                                        $766
                                                                                                                             ====
Cash dividends on Common Shares ($.705 per share)                        (309)
Issuance of Common Shares under employee benefit
   and dividend reinvestment plans-2,757,854 net
   shares                                                                                      60
Repurchase of Common Shares-4,729,400 shares                                                 (153)
ESOP transactions                                                                     8
-------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                         $492   $1,283    $5,038      $(34)  $(1,267)            $41
                                                      ====   ======    ======      ====   =======           =====

-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                          $492   $1,412    $5,192      $(34)   $ (923)           $ 28
Net income                                                                843                                                $843
Other comprehensive losses:
   Net unrealized losses on securities available
      for sale, net of income taxes of $(85)(1)                                                              (136)           (136)
   Foreign currency translation adjustments                                                                    (3)             (3)
                                                                                                                     ------------
           Total comprehensive income                                                                                        $704
                                                                                                                             ====
Cash dividends on Common Shares ($.78 per share)                         (350)
Issuance of Common Shares:
   Acquisition - 632,183 shares                                   6                            15
   Employee benefit and dividend reinvestment
      plans - 2,146,512 net shares                               (6)                           52
Repurchase of Common Shares-6,406,424 shares                                                 (202)
ESOP transactions                                                           1        10
-------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                         $492   $1,412    $5,686      $(24)  $(1,058)          $(111)
                                                      ====   ======    ======      ====   =======           =====

-------------------------------------------------------------------------------------------------------------------

(1)  Net of reclassification adjustments.

(2)  For the three months ended September 30, 1999 and 1998, comprehensive income was $266 million and $265 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

                                                                                                            KEYCORP AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                        Consolidated Statements of Cash Flow (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 -------------------------------
in millions                                                                                           1999               1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                          $  843             $  736
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                          265                220
    Depreciation expense and software amortization                                                     219                173
    Amortization of intangibles                                                                         79                 67
    Net gains from divestitures                                                                       (161)               (62)
    Net securities gains                                                                               (26)                (4)
    Net gains from loan securitizations and sales                                                     (107)               (51)
    Deferred income taxes                                                                              304                241
    Net (increase) decrease in mortgage loans held for sale                                            (13)                70
    Net increase in trading account assets                                                            (326)               (64)
    Decrease in accrued restructuring charge                                                            (2)               (23)
    Other operating activities, net                                                                   (324)              (364)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              751                939
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                               (6,019)            (6,554)
Purchases of loans                                                                                      (7)              (859)
Proceeds from loan securitizations and sales                                                         4,374                962
Purchases of investment securities                                                                    (169)               (83)
Proceeds from sales of investment securities                                                             9                 44
Proceeds from prepayments and maturities of investment securities                                      192                310
Purchases of securities available for sale                                                          (4,241)              (123)
Proceeds from sales of securities available for sale                                                   382                 62
Proceeds from prepayments and maturities of securities available for sale                            2,961              1,869
Net (increase) decrease in other short-term investments                                                206               (219)
Purchases of premises and equipment                                                                    (61)               (55)
Proceeds from sales of premises and equipment                                                           23                 27
Proceeds from sales of other real estate owned                                                          10                  8
Net cash paid in connection with divestitures                                                            -               (433)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (2,340)            (5,044)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                    883             (1,818)
Net increase (decrease) in short-term borrowings                                                    (2,115)             1,284
Net proceeds from issuance of long-term debt, including capital securities                           5,147              4,767
Payments on long-term debt, including capital securities                                            (2,094)              (614)
Loan payment received from ESOP trustee                                                                 10                  8
Purchases of treasury shares                                                                          (202)              (153)
Net proceeds from issuance of common stock                                                              32                 39
Cash dividends                                                                                        (350)              (309)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            1,311              3,204
------------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                               (278)              (901)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                       3,296              3,651
------------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                            $3,018             $2,750
                                                                                                    ======             ======

------------------------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                                   $2,013             $1,965
    Income taxes paid                                                                                  170                 84
    Net amount received on portfolio swaps                                                               8                 22
Noncash items:
    Transfer of credit card receivables to loans held for sale                                      $1,299                  -
    Reclassification of financial instruments from loans to securities available for sale              374                  -
    Fair value of Concord EFS, Inc. shares received                                                    170                  -
    Carrying amount of Electronic Payment Services, Inc. shares divested                                36                  -
    Assets sold                                                                                          -               $165
    Liabilities sold                                                                                     -                660

------------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                            1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp (the "parent company") and its subsidiaries (collectively referred to as "Key"). All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the audited consolidated financial statements and related notes included in Key's 1998 Annual Report to Shareholders. In addition, certain reclassifications have been made to prior period amounts to conform to the current presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION
In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," that delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively "derivatives") and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in the fair value of all derivatives qualifying as hedges will be recognized currently in earnings or comprehensive income. Depending on the nature of the hedge, and the extent to which it is effective, the changes in fair value will be offset against the change in fair value of the hedged item (which also is recognized in earnings) or recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is deemed ineffective and all changes in the fair value of derivatives not designated as hedges will be recognized immediately in earnings. Key will adopt the provisions of SFAS No. 133 as of January 1, 2001. Management is currently reviewing SFAS No. 133 to determine the extent to which the statement will alter Key's use of certain derivatives in the future and the impact on its financial condition and results of operations.

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per Common Share is as follows:


                                                           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------     -------------------------------

dollars in millions, except per share amounts                      1999              1998            1999               1998
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $ 270             $ 252           $ 843              $ 736
                                                                  =====             =====           =====              =====
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average Common Shares outstanding (000)            448,742           438,856         448,764            439,180
    Potential addition to Common Shares (000)(1)                  4,144             4,894           4,503              5,867
------------------------------------------------------------------------------------------------------------------------------------
    Weighted average Common Shares and potential
        Common Shares outstanding  (000)                        452,886           443,750         453,267            445,047
                                                                =======           =======         =======            =======
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per Common Share                                    $ .60             $ .57           $1.88              $1.68
   Net income per Common Share - assuming dilution                  .60               .57            1.86               1.65
------------------------------------------------------------------------------------------------------------------------------------
(1)    Represents the effect of dilutive common stock options.


                    3. MERGERS, ACQUISITIONS AND DIVESTITURES

Mergers, acquisitions and divestitures completed by Key during 1998 and the first nine months of 1999 are summarized below.

COMPLETED MERGERS AND ACQUISITIONS
MCDONALD & COMPANY INVESTMENTS, INC.
On October 23, 1998, Key acquired McDonald & Company Investments, Inc. ("McDonald"), a full-service investment banking and securities brokerage company headquartered in Cleveland, Ohio, with assets of approximately $776 million at the time of the transaction. Under the terms of the agreement, 19,337,159 Common Shares, with a value of approximately $581 million, were issued in a transaction structured as a tax-free merger and accounted for as a purchase. Key recorded goodwill of $444 million, which is being amortized using the straight-line method over a period of 25 years. In addition, Key established a retention program for certain McDonald employees under which stock options for approximately 3.3 million Key Common Shares were granted and will vest over a three-year period, and approximately $30 million in cash may be paid over the three-year period.

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

COMPLETED DIVESTITURES
COMPAQ CAPITAL EUROPE LLC AND COMPAQ CAPITAL ASIA PACIFIC LLC
On July 28, 1999, Key sold to Compaq Capital Corporation ("Compaq") its 50% ownership interests in Compaq Capital Europe LLC and Compaq Capital Asia Pacific LLC. These companies were formed with Compaq in 1998 to provide customized equipment leasing and financing programs to Compaq's customers in the United Kingdom, Europe and Asia. Key recognized a gain of $13 million ($8 million after tax) which was recorded in gains from other divestitures on the income statement.

ELECTRONIC PAYMENT SERVICES, INC.
On February 28, 1999, Electronic Payment Services, Inc. ("EPS"), an electronic funds transfer processor in which Key held a 20% ownership interest, merged with a wholly owned subsidiary of Concord EFS, Inc. ("Concord EFS"), a Delaware corporation. Key received 5,931,825 shares of Concord EFS and recognized a gain of $134 million ($85 million after tax). The gain was recorded in gains from other divestitures on the income statement. On June 17, 1999, Key sold the Concord EFS shares and recognized a gain of $15 million ($9 million after tax). The gain was recorded in net securities gains on the income statement.

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold to NOVA Information Systems, Inc. ("NOVA") a 51% interest in Key Merchant Services, LLC, a wholly owned subsidiary formed to provide merchant credit card processing services to businesses. Key recognized a $23 million gain ($14 million after tax) at the time of closing. Under the terms of the agreement with NOVA, Key was entitled to receive additional consideration if certain revenue-related performance targets were met. Accordingly, Key recognized a gain of $27 million ($17 million after tax) in the fourth quarter of 1998 and recorded a final gain of $14 million ($9 million after tax) during the first quarter of 1999. These gains were recorded in gains from other divestitures on the income statement. In accordance with a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

BRANCH DIVESTITURES
During 1998, Key sold 46 branch offices ("KeyCenters") with deposits of approximately $658 million, resulting in aggregate gains of $39 million ($22 million after tax). The gains were recorded in gains from branch divestitures on the income statement.

TRANSACTION PENDING AT SEPTEMBER 30, 1999
LONG ISLAND FRANCHISE
On October 18, 1999, Key sold its Long Island franchise, which included 28 KeyCenters with approximately $1.3 billion in deposits and $505 million in loans, resulting in an aggregate gain of $196 million ($125 million after tax), subject to final post-closing adjustments.

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

KEY COMMUNITY BANK
Key Community Bank is responsible for delivering a complete line of branch-based financial products and services to small businesses, consumers, and commercial banking businesses. The delivery of these products and services is accomplished through 963 full-service banking offices ("Key Centers"), a 24-hour telephone banking call center services group, 2,565 automated teller machines ("ATMs") that access 14 different networks and comprise one of the largest ATM networks in the United States, and a core team of relationship management professionals.

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

Selected financial data for each major line of business for the three- and nine-month periods ended September 30, 1999 and 1998, is presented in the table beginning on page 11. The financial information was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of Key. The selected financial data are based on internal management accounting policies which have been developed to ensure that results are compiled on a consistent basis and to reflect the underlying economics of the businesses. These policies address the methodologies applied in connection with funds transfer pricing as well as the allocation of certain costs and capital. Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of transfer pricing was allocated to the lines of business based upon their respective contributions to net interest income. Indirect expenses were allocated based on actual volume measurements and other criteria, as appropriate. The provision for loan losses was allocated in an amount based primarily upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. The level of the consolidated provision for loan losses was based upon the application of a methodology designed by management to assess the adequacy of the consolidated allowance by focusing on a number of specific factors. This methodology and the factors which influence it are more fully discussed in the Allowance for Loan Losses section of Note 1, Summary of Significant Accounting Policies, beginning on page 65 of Key's 1998 Annual Report to Shareholders.

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

THREE MONTHS ENDED SEPTEMBER 30,                KEY CORPORATE CAPITAL        KEY CONSUMER FINANCE          KEY COMMUNITY BANK
                                            ----------------------------  ----------------------------  --------------------------
dollars in millions                              1999           1998          1999          1998               1999         1998
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                      $   134        $   122       $   158       $   151            $   426      $   427
Noninterest income                                 35             18            66            57                119          118
Revenue sharing(1)                                  7              8             1             2                 36           56
---------------------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                  176            148           225           210                581          601
Provision for loan losses                          11             10            43            41                 34           26
Depreciation and amortization expense               6              5            13            11                 55           50
Other noninterest expense                          41             41            88            76                276          293
Expense sharing(1)                                  3              3            --            --                 25           31
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                   115             89            81            82                191          201
Allocated income taxes and TE adjustment           42             32            31            30                 73           71
---------------------------------------------------------------------------------------------------------------------------------
Net income                                    $    73        $    57       $    50       $    52            $   118      $   130
                                              =======        =======       =======       =======            =======      =======
Percent of consolidated net income                 27 %           23 %          18 %          20 %               44 %         52 %
Efficiency ratio(6)                             28.41          33.11         44.89         41.43              61.49        62.23
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                         $15,335        $13,194       $15,551       $15,010            $27,325      $26,397
Total assets(2)                                16,236         13,808        16,965        16,375             36,625       36,126
Deposits                                          446            425           145           129             36,410       36,296
---------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                 KEY CORPORATE CAPITAL        KEY CONSUMER FINANCE          KEY COMMUNITY BANK
                                            ----------------------------  ----------------------------  --------------------------
dollars in millions                              1999           1998          1999          1998               1999         1998
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                      $   388        $   339       $   477       $   427            $ 1,263      $ 1,283
Noninterest income                                 85             58           185           128                365          355
Revenue sharing(1)                                 26             17             3             2                117          132
---------------------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                  499            414           665           557              1,745        1,770
Provision for loan losses                          32             28           137           138                 97           73
Depreciation and amortization expense              17             12            40            32                166          150
Other noninterest expense                         116            113           250           226                825          852
Expense sharing(1)                                 11              7            --            --                 80           84
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                   323            254           238           161                577          611
Allocated income taxes and TE adjustment          117             91            89            60                204          213
---------------------------------------------------------------------------------------------------------------------------------
Net income                                    $   206        $   163       $   149       $   101            $   373      $   398
                                              =======        =======       =======       =======            =======      =======

Percent of consolidated net income                 24 %           22 %          18 %          14 %               44 %         54 %
Efficiency ratio(6)                             28.86          31.88         43.61         46.32              62.30        61.49
---------------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                         $14,899        $12,298       $15,651       $14,065            $26,983      $26,316
Total assets(2)                                15,739         12,886        17,049        15,391             36,280       36,769
Deposits                                          444            420           124           122             36,092       36,879
---------------------------------------------------------------------------------------------------------------------------------


(1) Represents the assignment of Key Capital Partners' revenue and expense to the lines of business principally responsible for maintaining the corresponding client relationships.

(2) Substantially all revenue generated by Key's major lines of business is derived from external clients domiciled in the United States and substantially all long-lived assets held by such lines of business are located in the United States. Long-lived assets include premises and equipment, capitalized software and goodwill.

(3) For the first nine months of both 1999 and 1998, noninterest income included gains from certain divestitures. These gains, all of which were recorded prior to the third quarter of each respective year, totaled $149 million ($94 million after tax) in 1999 and $39 million ($22 million after tax) in 1998. Net interest income is primarily comprised of the funding cost related to unallocated nonearning assets of corporate support functions.

THREE MONTHS ENDED SEPTEMBER 30,               KEY CAPITAL PARTNERS                        TOTAL SEGMENTS
                                          --------------------------------     -----------------------------------
dollars in millions                                  1999            1998              1999            1998
------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                           $   36          $   32           $   754         $   732
Noninterest income                                    249             185               469             378
Revenue sharing(1)                                    (44)            (66)               --              --
------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                      241             151             1,223           1,110
Provision for loan losses                               1               1                89              78
Depreciation and amortization expense                  23              13                97              79
Other noninterest expense                             223             134               628             544
Expense sharing(1)                                    (28)            (34)               --              --
------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                        22              37               409             409
Allocated income taxes and TE adjustment                7              13               153             146
------------------------------------------------------------------------------------------------------------------
Net income                                         $   15          $   24           $   256         $   263
                                                   ======          ======           =======         =======

Percent of consolidated net income                      6 %            10 %              95 %           105 %
Efficiency ratio(6)                                 90.46           74.83             59.38           56.13
------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                              $4,377          $3,663           $62,588         $58,264
Total assets(2)                                     9,060           6,934            78,886          73,243
Deposits                                            3,222           2,806            40,223          39,656
------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                KEY CAPITAL PARTNERS                        TOTAL SEGMENTS
                                          --------------------------------     -----------------------------------
dollars in millions                                  1999            1998              1999            1998
------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                           $  118          $   92           $ 2,246         $ 2,141
Noninterest income                                    774             512             1,409           1,053
Revenue sharing(1)                                   (146)           (151)               --              --
------------------------------------------------------------------------------------------------------------------
Total revenue(2)                                      746             453             3,655           3,194
Provision for loan losses                               3               2               269             241
Depreciation and amortization expense                  68              36               291             230
Other noninterest expense                             661             383             1,852           1,574
Expense sharing(1)                                    (91)            (91)               --              --
------------------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                       105             123             1,243           1,149
Allocated income taxes and TE adjustment               36              41               446             405
------------------------------------------------------------------------------------------------------------------
Net income                                         $   69          $   82           $   797         $   744
                                                   ======          ======           =======         =======

Percent of consolidated net income                      8 %            11 %              94 %           101 %
Efficiency ratio(6)                                 85.52           72.41             59.05           56.55
------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                              $4,292          $3,415           $61,825         $56,094
Total assets(2)                                     8,876           6,490            77,944          71,536
Deposits                                            3,220           2,732            39,880          40,153
------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30,                 RECONCILING ITEMS         KEYCORP CONSOLIDATED
                                          ----------------------------------------------------------
dollars in millions                           1999            1998             1999            1998
----------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                    $  (45)         $  (43)         $   709         $   689
Noninterest income                              20              14              489             392
Revenue sharing(1)                              --              --               --              --
----------------------------------------------------------------------------------------------------
Total revenue(2)                               (25)(3)         (29)(3)        1,198           1,081
Provision for loan losses                      (11)             (7)              78              71
Depreciation and amortization expense            3               5              100              84
Other noninterest expense                      (27)(4)          --              601             544
Expense sharing(1)                              --              --               --              --
----------------------------------------------------------------------------------------------------
Income before income taxes (TE)                 10             (27)             419             382
Allocated income taxes and TE adjustment        (4)            (16)             149             130
----------------------------------------------------------------------------------------------------
Net income                                  $   14          $  (11)         $   270          $  252
                                            ======          ======          =======          ======

Percent of consolidated net income               5 %            (5)%            100 %           100 %
Efficiency ratio(6)                            N/M             N/M            58.61           58.09
----------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                       $  211          $  295          $62,799         $58,559
Total assets(2)                              2,409(5)        2,643(5)        81,295          75,886
Deposits                                     2,240           1,208           42,463          40,864
----------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,               RECONCILING ITEMS            KEYCORP CONSOLIDATED
                                          -------------------------    -----------------------------
dollars in millions                           1999            1998             1999            1998
----------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                    $ (140)         $ (118)         $ 2,106         $ 2,023
Noninterest income                             215              75            1,624           1,128
Revenue sharing(1)                              --              --               --              --
----------------------------------------------------------------------------------------------------
Total revenue(2)                                75(3)          (43)(3)        3,730           3,151
Provision for loan losses                       (4)            (21)             265             220
Depreciation and amortization expense            7              10              298             240
Other noninterest expense                       16(4)            2            1,868           1,576
Expense sharing(1)                              --              --               --              --
----------------------------------------------------------------------------------------------------
Income before income taxes (TE)                 56             (34)           1,299           1,115
Allocated income taxes and TE adjustment        10             (26)             456             379
----------------------------------------------------------------------------------------------------
Net income                                  $   46          $   (8)         $   843         $   736
                                            ======          ======          =======         =======

Percent of consolidated net income               6 %            (1)%            100 %           100 %
Efficiency ratio(6)                            N/M             N/M            59.36           58.43
----------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Loans                                       $  211          $  238          $62,036         $56,332
Total assets(2)                              2,454(5)        2,503(5)        80,398          74,039
Deposits                                     1,910           1,127           41,790          41,280
----------------------------------------------------------------------------------------------------


(4) For the first nine months of 1999, noninterest expense included special contributions of $3 ($2 million after tax) and $20 million ($13 million after tax) made to the Key sponsored charitable foundation in the second and first quarters, respectively. Noninterest expense in 1999 also included $27 million ($17 million after tax ) of other nonrecurring charges recorded during the first quarter.

(5) Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

(6) Calculated as noninterest expense (excluding certain nonrecurring charges) divided by taxable-equivalent net interest income plus noninterest income (excluding net securities transactions and gains from certain divestitures).

TE=Taxable Equivalent

N/M=Not Meaningful

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

The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale and investment securities were as follows:


                                                                       SEPTEMBER 30, 1999
                                                  -----------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  128             $ 1             $  1        $  128
    States and political subdivisions                         61               1                1            61
    Collateralized mortgage obligations                    4,240               1              157         4,084
    Other mortgage-backed securities                       1,772               9               29         1,752
    Retained interests in securitizations                    365               -               14           351
    Other securities                                         184               8                1           191
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $6,750             $20             $203        $6,567
                                                          ======             ===             ====        ======
INVESTMENT SECURITIES
    States and political subdivisions                     $  490             $16                -        $  506
    Other securities                                         499               -                -           499
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                       $  989             $16                -        $1,005
                                                            ====             ===                         ======

-------------------------------------------------------------------------------------------------------------------

                                                                        DECEMBER 31, 1998
                                                  -----------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  420             $ 2                -        $  422
    States and political subdivisions                         65               2                -            67
    Collateralized mortgage obligations                    2,191              21              $ 1         2,211
    Other mortgage-backed securities                       2,123              34                6         2,151
    Retained interests in securitizations                    345               -               17           328
    Other securities                                          84              16                1            99
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $5,228             $75              $25        $5,278
                                                          ======             ===              ===        ======
INVESTMENT SECURITIES
    States and political subdivisions                     $  631             $28                -        $  659
    Other securities                                         345               -                -           345
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                       $  976             $28                -        $1,004
                                                          ======             ===                         ======

-------------------------------------------------------------------------------------------------------------------

                                                                       SEPTEMBER 30, 1998
                                                  -----------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  138             $ 2                -        $  140
    States and political subdivisions                         75               2                -            77
    Collateralized mortgage obligations                    2,743              32              $ 1         2,774
    Other mortgage-backed securities                       2,390              47                4         2,433
    Retained interests in securitizations                    421               -               19           402
    Other securities                                          93               9                -           102
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $5,860             $92              $24        $5,928
                                                          ======             ===              ===        ======
INVESTMENT SECURITIES
    States and political subdivisions                     $  709             $31                -        $  740
    Other securities                                         275               -                -           275
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                       $  984             $31                -        $1,015
                                                            ====             ===                         ======

-------------------------------------------------------------------------------------------------------------------




Trading account assets had a fair value of $1.2 billion, $877 million and $599 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. At September 30, 1999, these assets included $101 million of retained interests in home equity loan securitizations.

                                    6. LOANS

At September 30, 1999, Key reclassified its credit card receivables to the held for sale portfolio as a result of its announced intention to sell those receivables.

Loans are summarized as follows:


                                                 SEPTEMBER 30,        DECEMBER 31,        SEPTEMBER 30,
in millions                                               1999                1998                 1998
--------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                 $18,275             $17,038              $16,352
Real estate - commercial mortgage                        6,831               7,309                7,168
Real estate - construction                               4,298               3,450                3,234
Commercial lease financing                               6,399               5,613                5,068
--------------------------------------------------------------------------------------------------------
     Total commercial loans                             35,803              33,410               31,822
Real estate - residential mortgage                       4,331               5,083                5,223
Home equity                                              7,502               7,301                6,452
Credit card                                                  -               1,425                1,398
Consumer-direct                                          2,566               2,342                2,073
Consumer-indirect lease financing                        3,107               2,580                2,290
Consumer-indirect other                                  6,488               7,009                6,876
--------------------------------------------------------------------------------------------------------
     Total consumer loans                               23,994              25,740               24,312
Real estate - commercial mortgage                          152                  86                  174
Real estate - residential mortgage                          58                 111                  108
Home equity                                                153                   -                  440
Credit card                                              1,299                   -                    -
Education                                                1,722               2,665                2,512
Automobile                                                   -                   -                   76
--------------------------------------------------------------------------------------------------------
     Total loans held for sale                           3,384               2,862                3,310
--------------------------------------------------------------------------------------------------------
     Total loans                                       $63,181             $62,012              $59,444
                                                       =======             =======              =======

--------------------------------------------------------------------------------------------------------



Portfolio interest rate swaps are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain loans. Additional information pertaining to the notional amount, fair value and weighted average rate of such swaps as of September 30, 1999, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18.

Changes in the allowance for loan losses are summarized as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------        -------------------------------
in millions                                               1999                1998                 1999                1998
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                           $ 930               $ 900                 $900                $900
Charge-offs                                               (102)                (91)                (314)               (288)
Recoveries                                                  24                  20                   79                  68
----------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                       (78)                (71)                (235)               (220)
Provision for loan losses                                   78                  71                  265                 220
----------------------------------------------------------------------------------------------------------------------------
     Balance at end of period                            $ 930               $ 900                 $930                $900
                                                         =====               =====                 ====                ====

----------------------------------------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At September 30, 1999, impaired loans totaled $219 million. Included in this amount are $107 million of impaired loans for which the specifically allocated allowance for loan losses is $47 million, and $112 million of impaired loans which are carried at their estimated fair value without a specifically allocated allowance for loan losses. At the end of the prior year, impaired loans totaled $193 million, of which $95 million had a specifically allocated allowance of $42 million and $98 million were carried at their estimated fair value. The average investment in impaired loans for the third quarter of 1999 and 1998 was $204 million and $194 million, respectively.

Nonperforming assets were as follows:

                                                           SEPTEMBER 30,        DECEMBER 31,      SEPTEMBER 30,
in millions                                                         1999                1998               1998
----------------------------------------------------------------------------------------------------------------
Impaired loans                                                      $219                $193               $193
Other nonaccrual loans                                               160                 172                167
----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                       379                 365                360
Other real estate owned ("OREO")                                      32                  56                 58
Allowance for OREO losses                                             (8)                (18)               (19)
----------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                           24                  38                 39
Other nonperforming assets                                             4                   1                  3
----------------------------------------------------------------------------------------------------------------
      Total nonperforming assets                                    $407                $404               $402
                                                                    ====                ====               ====

----------------------------------------------------------------------------------------------------------------


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

                             NOTE 8. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                                      SEPTEMBER 30,       DECEMBER 31,     SEPTEMBER 30,
dollars in millions                                                            1999               1998              1998
-------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(1)                                $   401            $   419           $   419
Subordinated medium-term notes due through 2005(1)                              133                133               133
7.50%   Subordinated notes due 2006(2)                                          250                250               250
6.75%   Subordinated notes due 2006(2)                                          200                200               200
8.125%  Subordinated notes due 2002(2)                                          199                199               199
8.00%   Subordinated notes due 2004(2)                                          125                125               125
8.404%  Notes due through 2001                                                   24                 34                34
8.40%   Subordinated capital notes due 1999                                       -                 75                75
All other long-term debt(8)                                                       4                  5                12
-------------------------------------------------------------------------------------------------------------------------
      Total parent company(9)                                                 1,336              1,440             1,447

Senior medium-term bank notes due through 2004(3)                             9,394              7,426             5,984
Senior euro medium-term bank notes due through 2007(4)                        2,383              1,441             1,419
6.50 %  Subordinated remarketable securities due 2027(5)                        313                313               313
6.95%   Subordinated notes due 2028(5)                                          300                300               300
7.125%  Subordinated notes due 2006(5)                                          250                250               250
7.25%   Subordinated notes due 2005(5)                                          200                200               200
6.75%   Subordinated notes due 2003(5)                                          200                200               200
7.50%   Subordinated notes due 2008(5)                                          165                165               165
7.30%   Subordinated notes due 2011(5)                                          107                  -                 -
7.85%   Subordinated notes due 2002(5)                                           93                200               200
7.55%   Subordinated notes due 2006(5)                                           75                 75                75
7.375%  Subordinated notes due 2008(5)                                           70                 70                70
Lease financing debt due through 2004(6)                                        580                574               515
Federal Home Loan Bank advances due through 2029(7)                             241                289               169
All other long-term debt(8)                                                     108                 24                46
-------------------------------------------------------------------------------------------------------------------------
      Total subsidiaries(10)                                                 14,479             11,527             9,906
-------------------------------------------------------------------------------------------------------------------------
          Total long-term debt                                              $15,815            $12,967           $11,353
                                                                            =======            =======           =======

-------------------------------------------------------------------------------------------------------------------------

Portfolio interest rate swaps, caps and floors are used to manage interest rate risk by modifying the repricing and maturity characteristics of certain long-term debt.  Additional information pertaining to the notional amount, fair value and weighted average rate of such financial instruments as of September 30, 1999, is presented in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18.


(1)   At September 30, 1999, December 31, 1998 and September 30, 1998, the senior medium-term notes had weighted average interest rates of 6.54%, 6.55%  and 6.68%, respectively, and the subordinated medium-term notes had weighted average interest rates of 7.09% at each respective date.  These notes had a combination of both fixed and floating interest rates.

(2)   The 7.50%, 6.75%, 8.125% and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.

(3)   At September 30, 1999, December 31, 1998 and September 30, 1998,  senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.48%, 5.30% and 5.69%, respectively. These notes had a combination of both fixed and floating interest rates.

(4)   At September 30, 1999, December 31, 1998 and September 30, 1998, the senior euro medium-term bank notes had weighted average interest rates of  5.56%, 5.52% and 5.76%, respectively.  These notes are obligations of KeyBank National Association ("KeyBank N.A.") issued under Key's $7.0 billion Euronote Program and had fixed and floating interest rates based on the three-month London Interbank Offered Rate
      ("LIBOR").  As of September 30, 1999, the Euronote Program had an unused capacity of $4.6 billion.

(5)   The subordinated notes and securities are all obligations of KeyBank N.A., with the exception of the 7.55% notes which are obligations of Key Bank USA, National Association ("Key Bank USA").
      These notes may not be redeemed prior to their respective maturity dates.  The 7.30% notes were issued in exchange for a portion of the 7.85% notes during the first quarter of 1999.

(6)   At September 30, 1999, December 31, 1998 and September 30, 1998, lease financing debt had weighted average interest rates of 6.70%, 6.56% and 7.01%,  respectively, and represented primarily nonrecourse debt collateralized by lease equipment under operating , direct financing and sales type leases.

(7)   At September 30, 1999, December 31, 1998 and September 30, 1998, long-term advances from the Federal Home
      Loan Bank ("FHLB") had weighted average interest rates of 5.43%, 5.39%  and 5.77%, respectively.
      These advances had a combination of both fixed and floating interest rates.  Real estate loans and securities of $361 million, $409 million and $241 million at September 30, 1999, December 31, 1998 and
      September 30, 1998, respectively, collateralize FHLB advances.

(8)   Other long-term debt at September 30, 1999, December 31, 1998 and September 30, 1998, consisted of industrial revenue bonds, capital lease obligations and various secured and unsecured obligations of corporate subsidiaries and had weighted average interest rates of 7.01%, 7.17%
      and 7.56%, respectively.

(9)   At September 30, 1999, unused capacity under the parent company's shelf registration totaled $1.3 billion, including $750 million reserved for future issuance as medium-term notes.

(10)  As of September 30, 1999, the Bank Note Program had an unused capacity of $8.9 billion.


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

The capital securities (net of discount), common securities and related debentures are summarized as follows:


                                                                                 PRINCIPAL      INTEREST RATE            MATURITY
                                                CAPITAL                          AMOUNT OF         OF CAPITAL          OF CAPITAL
                                            SECURITIES,           COMMON       DEBENTURES,     SECURITIES AND      SECURITIES AND
dollars in millions                      NET OF DISCOUNT(1)   SECURITIES   NET OF DISCOUNT(2)      DEBENTURES(3)       DEBENTURES
----------------------------------------------------------------------------------------------------------------------------------
September 30, 1999
      KeyCorp Institutional Capital A            $  350              $11           $  361               7.826 %              2026
      KeyCorp Institutional Capital B               150                4              154               8.250                2026
      KeyCorp Capital I                             247                8              255               6.089                2028
      KeyCorp Capital II                            247                8              255               6.875                2029
      KeyCorp Capital III                           249                8              257               7.750                2029
----------------------------------------------------------------------------------------------------------------------------------
          Total                                  $1,243              $39           $1,282               7.328 %                 -
                                                 ======              ===           ======

----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998                                $  997              $31           $1,028               7.149 %                 -
                                                 ======              ===           ======

----------------------------------------------------------------------------------------------------------------------------------
September 30, 1998                               $  997              $31           $1,028               7.242 %                 -
                                                 ======              ===           ======

----------------------------------------------------------------------------------------------------------------------------------

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

 (2) The parent company has the right to redeem the debentures purchased by Capital A, Capital B, Capital I, Capital II and Capital III: (i) in whole or in part, on or after December 1, 2006, December 15, 2006, July 1, 2008, March 18, 1999 and July 16, 1999, respectively; and (ii) in whole at any time within 90 days following the occurrence and during the continuation of a tax event or a capital treatment event (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed prior to maturity, the redemption price will be expressed as a certain percentage of, or factor added to, the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed prior to maturity, the redemption price will be equal to 100% of the principal amount of such debentures, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed prior to maturity, the redemption price will be equal to the greater of: (i) 100% of the principal amount plus any accrued but unpaid interest or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular) plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. The price of redemptions that occur in response to tax or capital treatment events is generally slightly more favorable than that available under other circumstances described above.

 (3) The interest rates for Capital A, Capital B, Capital II and Capital III are fixed interest rates. The interest rate for Capital I is a floating interest rate equal to three-month LIBOR plus 74 basis points and is repriced quarterly. The rates shown as the total at September 30, 1999, December 31, 1998 and September 30, 1998, are weighted average rates.


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

                                                            SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
in millions                                                          1999              1998               1998
---------------------------------------------------------------------------------------------------------------
Loan commitments:
     Credit card lines                                            $ 6,776           $ 6,320            $ 6,756
     Home equity                                                    4,630             4,347              4,291
     Commercial real estate and construction                        1,778             2,046              1,640
     Commercial and other                                          21,979            20,995             21,667
---------------------------------------------------------------------------------------------------------------
        Total loan commitments                                     35,163            33,708             34,354

Other commitments:
     Standby letters of credit                                      1,870             1,834              1,597
     Commercial letters of credit                                     155               138                151
     Loans sold with recourse                                          17                21                 22
---------------------------------------------------------------------------------------------------------------
        Total loan and other commitments                          $37,205           $35,701            $36,124
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


                                                                                          September 30, 1999
                                                          --------------------------------------------------------------------------
                                                           Notional       Fair     Maturity           Weighted Average Rate
                                                                                             ---------------------------------------
dollars in millions                                          Amount      Value       (Years)   Receive        Pay         Strike
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
     Received fixed/pay variable-indexed amortizing(1)      $   132        $ 1           .7       7.02 %     5.37 %        N/A
     Received fixed/pay variable-conventional                 5,962        (58)         5.6       6.15       5.42          N/A
     Pay fixed/receive variable-conventional                  3,846         52          4.5       5.46       5.96          N/A
     Pay fixed/receive variable-forward starting                148          2          5.1       5.94       6.13          N/A
     Basis swaps                                              8,408         (3)         1.7       5.21       5.16          N/A
------------------------------------------------------------------------------------------------------------------------------------
         Total                                               18,496         (6)          --       5.58 %     5.42 %        --
Interest rate caps, collars and corridors:
     Caps purchased - one- to three-month LIBOR-based(2)      2,115          5           .7        N/A        N/A          5.88%
     Collar - one- to three-month LIBOR-based                   250         --          1.3        N/A        N/A     4.75 and 6.50
     Collar - thirty-year U.S. Treasury-based                    --         --           --        N/A        N/A          --
     1% payout corridor(3)                                      200         --           .1        N/A        N/A      6.00 to 7.00
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                2,565          5           --         --         --          --
------------------------------------------------------------------------------------------------------------------------------------
         Total                                              $21,061        $(1)          --         --         --          --
                                                            =======

------------------------------------------------------------------------------------------------------------------------------------


                                                                     December 31, 1998
                                                             --------------------------------

                                                                   Notional           Fair
dollars in millions                                                  Amount          Value
---------------------------------------------------------------------------------------------
Interest rate swaps:
     Received fixed/pay variable-indexed amortizing(1)              $   311             $  4
     Received fixed/pay variable-conventional                         4,325              223
     Pay fixed/receive variable-conventional                          4,872              (68)
     Pay fixed/receive variable-forward starting                         10               --
     Basis swaps                                                      2,872               19
---------------------------------------------------------------------------------------------
         Total                                                       12,390              178
Interest rate caps, collars and corridors:
     Caps purchased - one- to three-month LIBOR-based(2)              3,175                3
     Collar - one- to three-month LIBOR-based                           250               (1)
     Collar - thirty-year U.S. Treasury-based                           250              (24)
     1% payout corridor(3)                                              200               --
---------------------------------------------------------------------------------------------
         Total                                                        3,875              (22)
---------------------------------------------------------------------------------------------
         Total                                                      $16,265             $156
                                                                    =======         ========
---------------------------------------------------------------------------------------------



(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Includes $15 million and $200 million of forward-starting caps as of September 30, 1999 and December 31, 1998, respectively.

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

Credit risk on swaps, caps and floors results from the possibility that the counterparty will not meet the terms of the contract and is measured as the cost of replacing, at current market rates, contracts in an unrealized gain position. To mitigate this risk, Key deals exclusively with counterparties with high credit ratings. With regard to its swap contracts, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. In addition, the credit risk exposure to the counterparty on each interest rate swap is monitored by a credit committee. Based upon credit reviews of the counterparties, limits on Key's total credit exposure with each counterparty and the amount of collateral required, if any, are determined. At September 30, 1999, Key had 38 different counterparties to portfolio swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $167 million to 26 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $25 million. As of the same date, Key's aggregate credit exposure on its interest rate caps and floors totaled $63 million. Based on management's assessment as of September 30, 1999, all counterparties were expected to meet their obligations. Portfolio swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and portfolio caps and floors increased net interest income by $5 million in the third quarter of 1999 and $2 million in the third quarter of 1998.

Conventional interest rate swap contracts involve the receipt of amounts based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount. Under an indexed amortizing swap contract, the notional amount remains constant for a specified period of time after which, based upon the level of an index at each review date, the swap contract will mature, the notional amount will begin to amortize, or the swap will continue in effect until its contractual maturity. Otherwise, the characteristics of these swaps are similar to those of conventional swap contracts. At September 30, 1999, Key was party to $73 million and $59 million of indexed amortizing swaps that used a LIBOR index and a Constant Maturity Treasuries ("CMT") index, respectively, for the review date measurement. Under basis swap contracts, interest payments based on different floating indices are exchanged.

Based on the weighted average rates in effect at September 30, 1999, the spread on portfolio swaps, excluding the amortization of net deferred gains on terminated swaps, provided a positive impact on net interest income (since the weighted average rate received exceeded the weighted average rate paid by 16 basis points). The aggregate fair value of ($6) million at the same date was derived through the use of discounted cash flow models, which contemplate interest rates using the applicable forward yield curve, and represents an estimate of the unrealized loss that would be recognized if the portfolio were to be liquidated at that date.

Interest from portfolio swaps is recognized on an accrual basis over the lives of the respective contracts as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the asset or liability. The deferred gain or loss is amortized using the straight-line method over the shorter of the projected remaining life of the related contract at its termination or the underlying asset or liability. During the first nine months of 1999, swaps with a notional amount of $3.2 billion were terminated, resulting in a deferred gain of $12 million. During the same period last year, swaps with a notional amount of $568 million were terminated, resulting in a net deferred loss of $1 million. At September 30, 1999, Key had a net deferred swap gain of $21 million with a weighted average life of 4.8 years related to the management of debt and a net deferred loss of $1 million with a weighted average life of 7.5 years related to the management of loans.


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

At September 30, 1999, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $507 million. The risk of counterparties defaulting on their obligations is monitored on an ongoing basis. Key contracts with counterparties with high credit ratings and enters into master netting agreements when possible in an effort to manage credit risk.

Trading income recognized on interest rate, foreign exchange forward and treasury-based option contracts totaled $28 million, $21 million and $5 million, respectively, for the first nine months of 1999 and $49 million, $16 million and $3 million, respectively, for the first nine months of 1998.

A summary of the notional amount and the respective fair value of derivative financial instruments held or issued for trading purposes at September 30, 1999, and on average for the nine-month period then ended, is presented below. The positive fair values represent assets to Key and are recorded in other assets, while the negative fair values represent liabilities and are recorded in other liabilities on the balance sheet. The $24.6 billion notional amount of client interest rate swaps presented in the table includes $11.6 billion of client swaps that receive a fixed rate and pay a variable rate, $9.3 billion of client swaps that pay a fixed rate and receive a variable rate and $3.7 billion of basis swaps. As of September 30, 1999, the client swaps had an average expected life of 5.6 years, carried a weighted average rate received of 5.98% and had a weighted average rate paid of 5.97%. The securitization positions were executed in connection with the residual interests retained in the securitization of certain home equity loans and the securitization of certain education loans.





                                                         September 30, 1999             Nine months ended September 30, 1999
                                                     ----------------------------    -------------------------------------------
                                                       Notional             Fair                    Average             Average
in millions                                              Amount            Value            Notional Amount          Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Interest rate contracts - client positions:
     Swap assets                                        $14,163             $307                    $13,525                $284
     Swap liabilities                                    10,471             (223)                     9,551                (210)
     Caps and floors purchased                              416                2                        395                   1
     Caps and floors sold                                   527               (2)                       515                  (1)
     Futures purchased                                      860               (2)                       591                  (1)
     Futures sold                                         7,680               14                     12,565                  17

Interest rate contracts - securitization positions:
     Swap assets                                        $ 1,275             $ 12                    $   807                $  4
     Caps purchased                                       1,273               57                        806                  25
     Caps sold                                            2,273              (57)                     1,056                 (25)

Foreign exchange forward contracts:
     Assets                                             $ 1,583             $ 55                    $ 1,424                $ 47
     Liabilities                                          1,489              (47)                     1,254                 (41)

Treasury-based option contracts:
     Options purchased                                  $ 3,110             $ 60                    $ 3,672                $ 65
     Options sold                                         3,335              (29)                     4,463                 (45)

--------------------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 1999 and 1998, and the related condensed consolidated statements of income for the three- and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
October 15, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
This section of the report, including the highlights summarized below, provides a discussion and analysis of the financial condition and results of operations of Key for the periods presented. It should be read in conjunction with the unaudited consolidated financial statements and notes thereto, presented on pages 3 through 22.

This report contains forward-looking statements that are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economy that could materially change anticipated credit quality trends and the ability to generate loans; failure of the capital markets to function consistent with customary levels; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; consummation of significant business combinations or divestitures; unforeseen business risks stemming from Year 2000 computer systems difficulties and related issues; and significant changes in accounting, tax, or regulatory practices or requirements.

Key's earnings for the third quarter of 1999 benefited from continued growth in lending, particularly in the commercial, home equity and consumer lease financing portfolios. Excluding the impact of sales, annualized commercial loan growth exceeded 10% for the tenth consecutive quarter, while average loans outstanding in the home equity and consumer lease financing portfolios were up an annualized 39% and 23%, respectively, from the second quarter of 1999. At the same time, Key's asset quality remained stable as the level of net charge-offs was essentially unchanged and nonperforming assets declined for the second consecutive quarter. Bolstered by the McDonald acquisition, core noninterest income (noninterest income, excluding certain nonrecurring gains) rose 21% from the year-ago quarter and comprised 40% of Key's total core revenue (net interest income plus core noninterest income), up from 36% a year ago. This growth also reflected improvement in the performance of Key's retail banking unit, which has benefited from several profitability enhancement initiatives undertaken earlier this year. However, core noninterest income was 6% below that recorded in the prior quarter, as fees from the investment banking and capital markets businesses subsided from record levels due to less favorable conditions in the financial markets served by Key. One of management's long-term goals is for Key to generate 50% of its revenue from investment advisory and other noninterest income generating activities. Noninterest expense was up 12% from the year-ago quarter, due primarily to the McDonald acquisition; however, lower levels of incentive compensation contributed to a slight decline in noninterest expense relative to the second quarter of 1999. This was attributable in part to reductions in investment banking and capital markets income, and stock-based compensation.

Key's corporate strategy for the past several years has featured continued reviews of business lines to identify opportunities to generate higher earnings growth. These reviews have led to an active program of selling portfolios and business units that management determines to be of low-return and/or low-growth potential, and have prompted Key to acquire businesses that management believes are capable of achieving double-digit earnings growth rates. The principal strategic actions taken by Key during the current year are summarized below.

During the first quarter, Key introduced an initiative designed to strengthen the profitability of the retail banking unit within the Key Community Bank line of business. This initiative and the guiding strategies are discussed in more detail under the heading "Key Community Bank" on page 29. Management's long-term goal is to increase the annual earnings growth rate of the retail banking unit to at least 10% (the target growth rate for 1999 is 8%) by improving sales-generating capabilities and reducing operating costs. During the first nine months of 1999, the earnings contribution of the retail banking unit was up 9% from the same period last year.

In the second quarter, Key entered into a definitive agreement to sell its Long Island, New York, business, including 28 KeyCenters with approximately $1.3 billion of deposits and $505 million of loans. Key's Long Island business, while profitable, had a very small share of the market for deposits and loans in the greater New York City-Long Island area, the competition for which has been dominated by major New York City-based financial institutions. This transaction was completed in October and the positive effects on Key's capital ratios will increase its flexibility to allocate more capital to higher growth opportunities and geographic markets. The terms of the Long Island transaction are more fully disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

During the third quarter, Key sold the 50% interest held by its Leasetec subsidiary in a joint venture formed with Compaq early in 1998. This joint venture had been established to provide customized equipment leasing and financing programs to Compaq's clients in the United Kingdom, Europe and Asia.

In October, Key announced its intentions to sell its credit card portfolio as part of Key's overall efforts to enhance earnings. The size of the portfolio ($1.3 billion, or 2% of total loans outstanding at September 30, 1999) does not provide the scale necessary to allow Key to compete effectively in credit card lending with other credit card issuers whose portfolios are significantly larger in size.

One side effect of Key's corporate strategy is that loan growth has accelerated without a corresponding increase in deposits. Among the alternatives that Key uses to generate additional cash to fund loan growth are securitizations. Securitizations enable Key to generate cash from the sale of securitized loans and by charging a fee for servicing the loans afterwards. During the third quarter of 1999, Key securitized an aggregate $1.1 billion of education and home equity loans, bringing the total principal amount of loans securitized in 1999 to $3.2 billion. These securitizations are discussed in greater detail in the Loans section beginning on page 40.

Key's management is currently in the process of evaluating several initiatives designed to reduce Key's operating costs. Among these initiatives are the potential outsourcing of certain nonstrategic support functions (which may result in the write-off of selected assets, including certain software); the proposed sale of Key's credit card portfolio; site consolidations in a number of Key's businesses; and the potential sale and leaseback of most of Key's real estate holdings. It is possible that as a result of the evaluation, Key will incur a number of special charges; the amounts and timing of any such possible charges would be determined upon conclusion of the evaluation, although some may be incurred in the fourth quarter of 1999.

The preceding items are reviewed in greater detail in the remainder of this discussion and in the notes to the consolidated financial statements.

PERFORMANCE OVERVIEW
The selected financial data set forth in Figure 1 presents certain information highlighting the financial performance of Key for each of the last five quarters and the year-to-date periods ended September 30, 1999 and 1998. Some of the items referred to in this performance overview and in Figure 1 are more fully described in the following discussion or in the notes to the consolidated financial statements presented on pages 7 through 22. Unless otherwise indicated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a diluted basis.

Net income for the third quarter of 1999 was $270 million, or $.60 per Common Share, up from $252 million, or $.57, in the third quarter of 1998. On an annualized basis, the return on average equity for the third quarter of 1999 was 17.06%, compared with 18.14% for the same period last year. The annualized return on average total assets was 1.32% for the third quarter of both 1999 and 1998.

The increase in earnings relative to the third quarter of 1998 resulted from growth in fee income and an increase in taxable-equivalent net interest income. Noninterest income for the third quarter of 1999 was $489 million, significantly higher than the $392 million recorded a year ago. Excluding a $13 million gain from the sale of Key's interest in a joint venture with Compaq and net securities gains recorded in the third quarter of 1999, core noninterest income grew by $82 million, or 21%. Compared with the same period last year, taxable-equivalent net interest income rose by $20 million as a $4.5 billion, or 7%, increase in average earning assets (primarily commercial and consumer loans) more than offset a 16 basis point reduction in the net interest margin to 3.92%. These positive factors were partially offset by a $73 million, or 12%, increase in noninterest expense and a $7 million, or 10%, increase in the provision for loan losses. Contributing to the growth in noninterest income and expense was the impact of the McDonald acquisition completed in October 1998.

For the first nine months of 1999, earnings were $843 million, up 15% from $736 million for the same period last year. On a per Common Share basis, Key's 1999 year-to-date earnings were $1.86, representing a 13% increase from $1.65 for the first nine months of 1998. On an annualized basis, the return on average equity for the first nine months of 1999 was 18.21%, compared with 18.29% for the comparable year-ago period. The annualized returns on average total assets were 1.40% and 1.33% for the first nine months of 1999 and 1998, respectively. Affecting comparative results was a $496 million increase in noninterest income (including a $123 million increase in nonrecurring gains). In the current year, these gains were comprised of $13 million from the sale of Key's interest in the Compaq joint venture, $15 million from the second quarter sale of Key's interest in Concord EFS and $134 million from the first quarter sale of Key's interest in EPS. In the first nine months of 1998, branch divestiture gains of $33 million and $6 million were recorded in the second and first quarters, respectively. Also contributing to the improvement in year-to-date earnings was an $83 million increase in taxable-equivalent net interest income. The increase in total revenue was moderated by a $350 million, or 19%, increase in noninterest expense. Included in noninterest expense in 1999 was $23 million of special contributions to a charitable foundation that Key sponsors that were made in light of the gains realized from the sales of Concord EFS and EPS. Excluding these contributions and $27 million of other nonrecurring charges, noninterest expense was up $300 million, or 17%, from the first nine months of last year. The year-to-date increases in both noninterest income and expense also reflected the impact of the McDonald acquisition. Another factor partially offsetting the growth in revenue was a higher provision for loan losses. In the first nine months of 1999, the provision exceeded the level of net loan charge-offs by $30 million and was $45 million higher than that of the comparable 1998 period.



                        Figure 1 Selected Financial Data


                                                                   1999                                        1998
                                                 ----------------------------------------      --------------------------------
dollars in millions, except per share amounts         Third         Second          First            Fourth              Third
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                     $ 1,433        $ 1,392       $ 1,381             $ 1,411           $ 1,415
Interest expense                                        733            695           696                 724               734
Net interest income                                     700            697           685                 687               681
Provision for loan losses                                78             76           111                  77                71
Noninterest income                                      489            526           609                 447               392
Noninterest expense                                     701            717           748                 667               628
Income before income taxes                              410            430           435                 390               374
Net income                                              270            280           293                 260               252
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                          $   .60        $   .63       $   .65             $   .58           $   .57
Net income-assuming dilution                            .60            .62           .65                 .57               .57
Cash dividends                                          .26            .26           .26                .235              .235
Book value at period end                              14.25          13.90         13.63               13.63             12.73
Market price:
      High                                            33.50          38.13         34.19               34.06             39.50
      Low                                             25.19          29.13         29.69               23.38             24.75
      Close                                           25.81          32.13         30.31               32.00             28.88
Weighted average Common Shares (000)                448,742        448,037       449,520             449,949           438,856
Weighted average Common Shares and
     potential Common Shares (000)                  452,886        452,733       454,197             454,527           443,750
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                               $63,181        $61,971       $61,045             $62,012           $59,444
Earning assets                                       72,831         71,097        70,458              70,240            68,568
Total assets                                         82,577         80,889        79,992              80,020            77,691
Deposits                                             43,466         43,016        41,323              42,583            42,597
Long-term debt                                       15,815         15,168        15,457              12,967            11,353
Shareholders' equity                                  6,397          6,235         6,105               6,167             5,553
Full-time equivalent employees                       25,523         25,758        25,650              25,862            24,586
Full-service banking offices                            963            965           969                 968               961
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                         1.32 %         1.40 %        1.49 %              1.31 %            1.32 %
Return on average equity                              17.06          18.16         19.48               17.12             18.14
Efficiency(1)                                         58.61          59.26         60.22               58.66             58.09
Overhead(2)                                           30.18          29.97         33.19               32.37             34.25
Net interest margin (taxable equivalent)               3.92           3.97          3.95                3.99              4.08
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                       7.75 %         7.71 %        7.63 %              7.71 %            7.15 %
Tangible equity to tangible assets                     6.06           5.95          5.86                5.93              5.79
Tier 1 risk-adjusted capital                           7.84           7.48          7.44                7.21              7.01
Total risk-adjusted capital                           11.94          11.74         11.92               11.69             11.61
Leverage                                               7.85           7.41          7.21                6.95              6.88
-----------------------------------------------------------------------------------------------------------------------------------


                                                   Nine months ended September 30,
                                                  --------------------------------
dollars in millions, except per share amounts              1999              1998
----------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                         $ 4,206           $ 4,114
Interest expense                                          2,124             2,117
Net interest income                                       2,082             1,997
Provision for loan losses                                   265               220
Noninterest income                                        1,624             1,128
Noninterest expense                                       2,166             1,816
Income before income taxes                                1,275             1,089
Net income                                                  843               736
----------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                              $  1.88           $  1.68
Net income-assuming dilution                               1.86              1.65
Cash dividends                                              .78              .705
Book value at period end                                  14.25             12.73
Market price:
      High                                                38.13             44.88
      Low                                                 25.19             24.75
      Close                                               25.81             28.88
Weighted average Common Shares (000)                    448,764           439,180
Weighted average Common Shares and
     potential Common Shares (000)                      453,267           445,047
----------------------------------------------------------------------------------
AT PERIOD END
Loans                                                   $63,181           $59,444
Earning assets                                           72,831            68,568
Total assets                                             82,577            77,691
Deposits                                                 43,466            42,597
Long-term debt                                           15,815            11,353
Shareholders' equity                                      6,397             5,553
Full-time equivalent employees                           25,523            24,586
Full-service banking offices                                963               961
----------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                             1.40 %            1.33 %
Return on average equity                                  18.21             18.29
Efficiency(1)                                             59.36             58.43
Overhead(2)                                               31.10             36.13
Net interest margin (taxable equivalent)                   3.95              4.11
----------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                           7.75 %            7.15 %
Tangible equity to tangible assets                         6.06              5.79
Tier 1 risk-adjusted capital                               7.84              7.01
Total risk-adjusted capital                               11.94             11.61
Leverage                                                   7.85              6.88
----------------------------------------------------------------------------------


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

CASH BASIS FINANCIAL DATA
The selected financial data presented in Figure 2 highlights the performance of Key on a cash basis for each of the last five quarters and the year-to-date periods ended September 30, 1999 and 1998. Cash basis financial data provides a useful tool for evaluating liquidity and for measuring a company's ability to support future growth, pay dividends and repurchase shares.

The data presented below has been adjusted to exclude goodwill, other intangibles and the amortization of these assets that do not qualify as Tier 1 capital. It does not exclude the impact of other noncash items such as depreciation and the provision for loan losses. Goodwill and other non-qualifying intangibles resulted from business combinations recorded by Key using the purchase method of accounting. Had these business combinations qualified for accounting using the pooling of interests method, no intangible assets would have been recorded. Since the amortization of goodwill and other non-qualifying intangibles does not result in a cash expense, from an investor's perspective the economic value under either accounting method is essentially the same. For the same reason, such amortization does not impact Key's liquidity and funds management activities. This is the only section of this report in which Key's financial results are discussed on a cash basis.

                   Figure 2 Cash Basis Selected Financial Data


                                                                                                                 NINE MONTHS ENDED
                                                                1999                            1998                SEPTEMBER 30,
                                                  ----------------------------------   ---------------------   ---------------------
dollars in millions, except per share amounts         THIRD      SECOND       FIRST       FOURTH      THIRD      1999         1998
====================================================================================================================================
FOR THE PERIOD
Noninterest expense                                $   677     $   693     $   719     $   644     $   608     $ 2,089     $ 1,753
Income before income taxes                             434         454         464         413         394       1,352       1,152
Net income                                             291         302         319         281         270         912         791
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                         $   .65     $   .67     $   .71     $   .63     $   .61     $  2.03     $  1.80
Net income - assuming dilution                         .64         .66         .71         .62         .61        2.01        1.78
Weighted average Common Shares (000)               448,742     448,037     449,520     449,949     438,856     448,764     439,180
Weighted average Common Shares and
   potential Common Shares (000)                   452,886     452,733     454,197     454,527     443,750     453,267     445,047
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                        1.45%       1.54%       1.65%       1.44%       1.43%       1.55%       1.45%
Return on average equity                             24.13       25.89       28.14       24.02       24.43       26.01       24.96
Efficiency(1)                                        56.61       57.27       57.73       56.64       56.24       57.20       56.40
------------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NON-QUALIFYING INTANGIBLES
Goodwill average balance                            $1,429      $1,437      $1,428      $1,303      $1,042      $1,431      $1,049
Non-qualifying intangibles average balance              66          69          74          81          85          70          95
Goodwill amortization (after tax)                       20          20          21          18          15          61          46
Non-qualifying intangibles amortization (after tax)      1           2           5           3           3           8           9
====================================================================================================================================


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

LINE OF BUSINESS RESULTS
Presented below is a summary of the comparative financial performance of each of Key's major lines of business for the three- and nine-month periods ended September 30, 1999 and 1998, as well as a summary of significant strategic developments that occurred within those lines during the first nine months of 1999. It should be read in conjunction with Note 4, Line of Business Results, beginning on page 9. This note provides additional information pertaining to the basis of the financial results discussed and the nature of the business conducted by each line of business.

Key's net income by line of business for the three-and nine-month periods ended September 30, 1999 and 1998, is shown in Figure 3.



                     Figure 3 Net Income by Line of Business


                               THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                  SEPTEMBER 30,               CHANGE                  SEPTEMBER 30,                CHANGE
                          --------------------------  -----------------------   ------------------------   -----------------------
dollars in millions              1999          1998      AMOUNT      PERCENT         1999          1998      AMOUNT       PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Key Corporate Capital            $ 73          $ 57        $ 16         28.1 %       $206          $163        $ 43          26.4 %
Key Consumer Finance               50            52          (2)        (3.8)         149           101          48          47.5
Key Community Bank                118           130         (12)        (9.2)         373           398         (25)         (6.3)
Key Capital Partners(1)            15            24          (9)       (37.5)          69            82         (13)        (15.9)
----------------------------------------------------------------------------------------------------------------------------------
     Total segments               256           263          (7)        (2.7)         797           744          53           7.1
Reconciling items                  14           (11)         25          N/M           46            (8)         54           N/M
----------------------------------------------------------------------------------------------------------------------------------
     Total net income            $270          $252        $ 18          7.1 %       $843          $736        $107          14.5 %
                                 ====          ====        ====                      ====          ====        ====
----------------------------------------------------------------------------------------------------------------------------------

(1) Prior to the assignment of income and expense to the other lines of business, as described under the following Key Capital Partners heading, net income was $26 million and $45 million in the third quarter of 1999 and 1998, respectively, and $105 million and $122 million in the first nine months of 1999 and 1998, respectively.

N/M = Not Meaningful

KEY CORPORATE CAPITAL
During the first nine months of 1999, Key Corporate Capital contributed approximately 24% of Key's consolidated earnings with net income of $206 million. In the same period last year, net income was $163 million, or approximately 22% of Key's consolidated earnings. The increase in earnings relative to the prior year reflected higher net interest income resulting from a 21% increase in total average loans as growth occurred in almost all of Key Corporate Capital's major business units. Also contributing to the improved earnings was a $36 million rise in noninterest income. This included a $13 million gain recorded in the 1999 third quarter from the sale of Key's interest in a joint venture with Compaq. The remainder of the increase in noninterest income was led by higher income from various investment banking and capital markets activities, and increased loan fees. The $85 million increase in total revenue was partially offset by a $4 million increase in the provision for loan losses and a $12 million increase in noninterest expense. The latter was primarily attributable to growth in personnel expense, an increase in depreciation and amortization expense, and higher costs associated with investment banking and capital markets activities.

KEY CONSUMER FINANCE
During the first nine months of 1999, Key Consumer Finance generated net income of $149 million, or approximately 18% of Key's consolidated earnings, up from $101 million, or approximately 14%, for the same period last year. The improvement in earnings was driven by higher levels of net interest income and noninterest income, as well as a slight reduction in the provision for loan losses. These positive factors were partially offset by an increase in noninterest expense. Net interest income increased by $50 million as average loans outstanding rose 11% from the first nine months of 1998. The increase in loans reflected the continuation of strong growth in the home equity portfolio, as well as the April 1998 acquisition of an $805 million marine/recreational vehicle installment loan portfolio. Growth in average loans occurred despite the securitization and sale of an aggregate $3.6 billion of automobile, home equity and education loans since December 31, 1997, of which $3.2 billion occurred in 1999. Gains resulting from securitizations accounted for virtually all of the $58 million increase in noninterest income from the first nine months of 1998. The small decrease in the provision for loan losses relative to the prior year reflected improvement in consumer credit quality. Noninterest expense rose $32 million from the 1998 year-to-date period due in large part to increases in personnel expense, depreciation and amortization expense, and marketing costs incurred to expand the home equity business.

KEY COMMUNITY BANK
Key Community Bank's primary operating units are commercial banking and retail banking. During 1999, strategic efforts have focused on strengthening sales-generating capabilities and on improving efficiencies in delivering branch-based services to support a 1999 goal of achieving at least 8% earnings growth in the retail unit of Key Community Bank; the long-term goal is to achieve an annual earnings growth rate of at least 10%. In the first nine months of 1999, strategies centered on cross-selling, streamlining deposit product offerings and improving the deposit pricing structure. As a result of these efforts and those taken to reduce costs, the earnings contribution of the retail banking unit was up 9% from the same period last year. Retail progress to date, however, has been modestly offset by other factors, primary among which are increased commercial loan net charge-offs and resulting increases in the provision for loan losses.

In the first nine months of 1999, net income for Key Community Bank totaled $373 million, or approximately 44% of Key's consolidated earnings, compared with $398 million, or 54%, respectively, for the first nine months of 1998. The decrease in earnings relative to the prior year reflected declines in net interest income and noninterest income, coupled with an increase in the provision for loan losses. These factors were partially offset by a decrease in noninterest expense. Net interest income declined by $20 million as a moderate increase in average loans outstanding was more than offset by a lower net interest margin, due largely to increased reliance on higher-cost funding. The higher cost of funds reflected the reduction in core deposits stemming from the 1998 divestiture of 46 branch offices with average deposits of approximately $321 million during the first nine months of 1998. Noninterest income decreased by $5 million as the growth in service charges on deposit accounts and loan fees was more than offset by lower income from various investment banking and capital markets activities. The provision for loan losses rose by $24 million in response to a higher level of net charge-offs in the commercial banking unit of Key Community Bank. Noninterest expense decreased by $15 million from 1998 due primarily to lower personnel expense, including that related to incentive compensation.

KEY CAPITAL PARTNERS
During the first nine months of 1999, Key Capital Partners recorded net income of $69 million, or approximately 8% of Key's consolidated earnings, compared with $82 million, or approximately 11%, a year-ago. A significant portion of noninterest income and expense generated by Key Capital Partners is reported under either Key Corporate Capital or Key Community Bank. This reflects Key's management accounting practice of assigning such income and expense to the line of business principally responsible for maintaining the relationships with clients who use the products and services offered by Key Capital Partners. Prior to the aforementioned assignments, Key Capital Partner's net income totaled $105 million (representing 12% of Key's consolidated earnings) in the first nine months of 1999 and $122 million (representing 17% of Key's consolidated earnings) in the same period last year.

During the first nine months of 1999, total revenue for Key Capital Partners rose by $293 million ($288 million prior to revenue sharing) from the same period a year ago. This was primarily due to the October 1998 acquisition of McDonald, but also reflected higher revenue from trust and asset management activities as a result of new business, the repricing of certain services and the strength of the securities markets. The overall increase in revenue relative to the prior year was moderated by weaker demand for derivative products and investment banking services in the markets served by Key. Noninterest expense was up $310 million (with or without expense sharing) from the first nine months of 1998, also due largely to the impact of the McDonald acquisition and the associated increases in expenses related to personnel, depreciation and amortization.

RECONCILING ITEMS
The impact on net income from reconciling items shown in Figure 3 is primarily the result of certain nonrecurring items, as well as charges related to unallocated nonearning assets of corporate support functions.

For the first nine months of 1999, noninterest income included a $134 million ($85 million after tax) gain from the sale of Key's 20% interest in EPS and a $15 million ($9 million after tax) gain from the sale of Key's interest in Concord EFS. Included in noninterest income for the first nine months of last year were branch divestiture gains of $39 million ($22 million after tax). Noninterest expense for the 1999 year-to-date period included special contributions of $23 million ($15 million after tax) made to the charitable foundation that Key sponsors and $27 million ($17 million after tax) of other nonrecurring charges.

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

In the first quarter of 1999, Key reclassified the distributions on its capital securities (tax-advantaged preferred securities) from noninterest expense to interest expense and restated prior quarters to conform to the current presentation. This was done to allow these instruments to continue to qualify for hedge accounting in accordance with new guidelines issued by the Securities and Exchange Commission in December 1998. As a result of the reclassification, the net interest margin for each of the 1998 quarters presented in Figure 4 was reduced by approximately 10 basis points from that previously reported; a corresponding reduction also occurred in noninterest expense. The capital securities are more fully described in Note 9, Capital Securities, beginning on page 17. As measured using the new classification, net interest income for the third quarter of 1999 was $700 million, up $19 million, or 3%, from the same period last year. This improvement reflected a 7% increase in average earning assets (primarily commercial and consumer loans) to $72.0 billion, that more than offset a 16 basis point reduction in the net interest margin to 3.92%. Compared with the second quarter of 1999, net interest income was up slightly as an annualized 6% increase in average earning assets was largely offset by a 5 basis point decline in the net interest margin. The net interest margin is computed by dividing annualized taxable-equivalent net interest income by average earning assets.

The decrease in the margin from both the year-ago and previous quarters was primarily driven by the growth of loans at interest rate spreads narrower than the net interest margin in each of these prior quarters. The narrower spreads were largely the result of greater reliance placed on higher-cost funding to support the incremental increase in loan portfolios.

Average earning assets for the third quarter totaled $72.0 billion, which was $4.5 billion, or 7%, higher than the third quarter 1998 level and $1.1 billion, or an annualized 6%, above that of the second quarter of 1999. The growth from the year-ago quarter reflected a $4.2 billion, or 7%, increase in loans with the largest growth coming from the commercial portfolio. The third quarter of 1999 marked the tenth consecutive quarter in which this portfolio has achieved annualized growth exceeding 10%. Also contributing to growth from the third quarter of 1998 were increases in the home equity and lease financing segments of the consumer loan portfolio. The growth in earning assets relative to the prior quarter was also attributable to continued strong commercial loan growth as well as increases in the home equity and consumer lease financing portfolios. Key's strategy with respect to its loan portfolio is discussed in greater detail in the Loans section beginning on page 40.

Key uses portfolio interest rate swaps, caps and floors (as defined in Note 10, Financial Instruments with Off-Balance Sheet Risk, beginning on page 18) in the management of its interest rate sensitivity position. The notional amount of such swaps increased to $18.5 billion at September 30, 1999, from $12.4 billion at year-end 1998. Over the same period, the notional amount of interest rate caps and floors decreased by $1.3 billion to $2.6 billion. For the third quarter of 1999, interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps and floors contributed $5 million to net interest income and 3 basis points to the net interest margin. For the same period last year, these instruments increased net interest income by $2 million and the net interest margin by 1 basis point. The manner in which interest rate swaps, caps and floors are used in Key's overall program of asset and liability management is described in the following Market Risk Management section.

      Figure 4 Average Balance Sheets, Net Interest Income and Yields/Rates


                                                        THIRD QUARTER 1999                     SECOND QUARTER 1999
                                                 ---------------------------------     -----------------------------------
                                                    AVERAGE                 YIELD/        AVERAGE                  YIELD/
dollars in millions                                 BALANCE    INTEREST      RATE         BALANCE     INTEREST      RATE
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(1,2)
     Commercial, financial and agricultural         $17,978      $  348      7.66 %       $17,479      $  324       7.43 %
     Real estate -- commercial mortgage               6,784         141      8.25           7,007         144       8.27
     Real estate -- construction                      4,190          89      8.46           4,015          81       8.09
     Commercial lease financing                       6,261         113      7.16           5,889         109       7.39
------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                       35,213         691      7.78          34,390         658       7.67
     Real estate -- residential                       4,175          80      7.64           4,546          87       7.71
     Credit card                                      1,302          54     16.45           1,322          49      14.93
     Other consumer                                  19,656         430      8.69          19,232         421       8.77
------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                         25,133         564      8.92          25,100         557       8.90
     Loans held for sale                              2,453          50      8.00           2,114          39       7.35
------------------------------------------------------------------------------------------------------------------------------
        Total loans                                  62,799       1,305      8.24          61,604       1,254       8.16
Taxable investment securities                           471           4      3.47             424           3       3.25
Tax-exempt investment securities(1)                     499          10      8.55             560          12       8.63
------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                     970          14      6.09             984          15       6.31
Securities available for sale(1,3)                    6,359         106      6.54           6,575         107       6.46
Interest-bearing deposits with banks                     43           1     10.25              48           1      10.82
Federal funds sold and securities
     purchased under resale agreements                  751           3      1.66             445           2       1.89
Trading account assets                                1,042          13      4.97           1,232          20       6.34
------------------------------------------------------------------------------------------------------------------------------
        Total short-term investments                  1,836          17      3.74           1,725          23       5.32
------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                         71,964       1,442      7.96          70,888       1,399       7.91
Allowance for loan losses                              (920)                                 (919)
Other assets                                         10,251                                10,056
------------------------------------------------------------------------------------------------------------------------------
                                                    $81,295                               $80,025
                                                    =======                               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                       $13,274         100      2.97         $13,145          96       2.93
Savings deposits                                      2,699          11      1.63           2,811          12       1.62
NOW accounts                                            610           1      1.37             743           3       1.45
Certificates of deposit ($100,000 or more)            4,475          59      5.22           3,737          47       5.07
Other time deposits                                  12,095         150      4.91          11,811         144       4.90
Deposits in foreign office                              776          10      4.99           1,096          13       4.75
------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits              33,929         331      3.87          33,343         315       3.79
Federal funds purchased and securities
     sold under repurchase agreements                 4,495          51      4.49           5,479          63       4.59
Bank notes and other short-term borrowings            7,428         103      5.50           6,786          88       5.22
Long-term debt, including capital securities(4)      17,069         248      5.79          16,530         229       5.57
------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities           62,921         733      4.62          62,138         695       4.48
Noninterest-bearing deposits                          8,534                                 8,438
Other liabilities                                     3,561                                 3,264
Common shareholders' equity                           6,279                                 6,185
------------------------------------------------------------------------------------------------------------------------------
                                                    $81,295                               $80,025
                                                    =======                               =======
Interest rate spread (TE)                                                    3.34                                   3.43
------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                        $  709      3.92 %                      $704       3.97 %
                                                                 ======   ========                       ====  ==========
Capital securities                                  $ 1,205      $   22                   $ 1,162        $ 21
Taxable-equivalent adjustment(1)                                      9                                     7

------------------------------------------------------------------------------------------------------------------------------

(1) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(2) For purposes of these computations, nonaccrual loans are included in average loan balances.

(3) Yield is calculated on the basis of amortized cost.

(4) Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

      Figure 4 Average Balance Sheets, Net Interest Income and Yields/Rates


                                                    FIRST QUARTER 1999                   FOURTH QUARTER 1998
                                               --------------------------------   ----------------------------------
                                                 AVERAGE                 YIELD/       AVERAGE                 YIELD/
dollars in millions                              BALANCE     INTEREST     RATE        BALANCE    INTEREST      RATE
----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (1,2)
     Commercial, financial and agricultural      $16,994     $   314      7.49 %      $16,711      $ 326       7.74 %
     Real estate -- commercial mortgage            7,176         148      8.36          7,394        158       8.48
     Real estate -- construction                   3,651          73      8.11          3,355         71       8.40
     Commercial lease financing                    5,723         103      7.30          5,241        100       7.57
----------------------------------------------------------------------------------------------------------------------
        Total commercial loans                    33,544         638      7.71         32,701        655       7.95
     Real estate -- residential                    4,868          91      7.58          5,174         99       7.59
     Credit card                                   1,377          49     14.43          1,388         52      14.86
     Other consumer                               19,485         432      8.99         18,682        421       8.94
----------------------------------------------------------------------------------------------------------------------
        Total consumer loans                      25,730         572      9.02         25,244        572       8.99
     Loans held for sale                           2,419          44      7.38          2,711         54       7.90
----------------------------------------------------------------------------------------------------------------------
        Total loans                               61,693       1,254      8.24         60,656      1,281       8.38
Taxable investment securities                        375           4      4.33            334          2       3.53
Tax-exempt investment securities(1)                  615          13      8.57            668         15       8.91
----------------------------------------------------------------------------------------------------------------------
        Total investment securities                  990          17      6.96          1,002         17       6.73
Securities available for sale(1,3)                 6,004          97      6.58          6,066         99       6.47
Interest-bearing deposits with banks                  22           1     14.13             25         --      13.66
Federal funds sold and securities
     purchased under resale agreements               749           5      2.71          1,102         11       3.96
Trading account assets                             1,204          15      5.05            620         11       7.04
----------------------------------------------------------------------------------------------------------------------
        Total short-term investments               1,975          21      4.31          1,747         22       5.00
----------------------------------------------------------------------------------------------------------------------
        Total earning assets                      70,662       1,389      7.97         69,471      1,419       8.10
Allowance for loan losses                           (888)                                (888)
Other assets                                      10,084                               10,385
----------------------------------------------------------------------------------------------------------------------
                                                 $79,858                              $78,968
                                                 =======                              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                    $12,540          94      3.04        $12,152         98       3.20
Savings deposits                                   2,899          12      1.68          2,983         11       1.46
NOW accounts                                       1,210           4      1.34          1,205          5       1.65
Certificates of deposit ($100,000 or more)         3,646          46      5.12          3,816         52       5.41
Other time deposits                               11,814         147      5.05         11,916        156       5.19
Deposits in foreign office                           509           6      4.78            366          5       5.01
----------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits           32,618         309      3.84         32,438        327       4.00
Federal funds purchased and securities
     sold under repurchase agreements              5,077          54      4.31          5,205         61       4.65
Bank notes and other short-term borrowings         9,208         119      5.24         10,171        140       5.46
Long-term debt, including capital securities(4)   15,172         214      5.73         13,262        196       5.86
----------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities        62,075         696      4.55         61,076        724       4.70
Noninterest-bearing deposits                       8,495                                8,810
Other liabilities                                  3,188                                3,057
Common shareholders' equity                        6,100                                6,025
----------------------------------------------------------------------------------------------------------------------
                                                 $79,858                              $78,968
                                                 =======                              =======
Interest rate spread (TE)                                                 3.42                                 3.40
----------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                    $   693      3.95 %                   $ 695       3.99 %
                                                               =====  =========                    =====   =========
Capital securities                               $ 1,039     $    19                  $   997      $  18
Taxable-equivalent adjustment(1)                                   8                                   8

                                                        THIRD QUARTER 1998
                                                -----------------------------------
                                                     AVERAGE                 YIELD/
dollars in millions                                  BALANCE    INTEREST      RATE
---------------------------------------------------------------------------------------
ASSETS
Loans (1,2)
     Commercial, financial and agricultural          $15,815      $  328      8.23 %
     Real estate -- commercial mortgage                7,034         160      9.02
     Real estate -- construction                       3,052          69      8.97
     Commercial lease financing                        4,933          90      7.24
---------------------------------------------------------------------------------------
        Total commercial loans                        30,834         647      8.32
     Real estate -- residential                        5,274         102      7.67
     Credit card                                       1,432          53     14.68
     Other consumer                                   17,423         399      9.09
---------------------------------------------------------------------------------------
        Total consumer loans                          24,129         554      9.11
     Loans held for sale                               3,596          75      8.27
---------------------------------------------------------------------------------------
        Total loans                                   58,559       1,276      8.64
Taxable investment securities                            269           3      4.05
Tax-exempt investment securities(1)                      726          15      8.20
---------------------------------------------------------------------------------------
        Total investment securities                      995          18      7.18
Securities available for sale(1,3)                     6,175         105      6.75
Interest-bearing deposits with banks                      35           1     14.32
Federal funds sold and securities
     purchased under resale agreements                   951          12      5.01
Trading account assets                                   742          11      5.88
---------------------------------------------------------------------------------------
        Total short-term investments                   1,728          24      5.51
---------------------------------------------------------------------------------------
        Total earning assets                          67,457       1,423      8.37
Allowance for loan losses                               (888)
Other assets                                           9,317
---------------------------------------------------------------------------------------
                                                     $75,886
                                                     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                        $11,783          99      3.33
Savings deposits                                       3,118          14      1.78
NOW accounts                                           1,160           5      1.71
Certificates of deposit ($100,000 or more)             3,399          47      5.49
Other time deposits                                   11,965         161      5.34
Deposits in foreign office                               954          13      5.41
---------------------------------------------------------------------------------------
        Total interest-bearing deposits               32,379         339      4.15
Federal funds purchased and securities
     sold under repurchase agreements                  7,456          99      5.27
Bank notes and other short-term borrowings             7,305         108      5.87
Long-term debt, including capital securities(4)       12,026         188      6.20
---------------------------------------------------------------------------------------
        Total interest-bearing liabilities            59,166         734      4.92
Noninterest-bearing deposits                           8,485
Other liabilities                                      2,724
Common shareholders' equity                            5,511
---------------------------------------------------------------------------------------
                                                     $75,886

Interest rate spread (TE)                                                     3.45
---------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                          $ 689      4.08 %
                                                                   =====      ====
Capital securities                                   $   997       $  19
Taxable-equivalent adjustment(1)                                       8

---------------------------------------------------------------------------------------



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

TE = Taxable Equivalent

               Figure 5 Components of Net Interest Income Changes



                                             FROM THREE MONTHS ENDED SEPTEMBER 30, 1998,  FROM NINE MONTHS ENDED SEPTEMBER 30, 1998,
                                              TO THREE MONTHS ENDED SEPTEMBER 30, 1999     TO NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             -------------------------------------------  ------------------------------------------
                                                  AVERAGE       YIELD/          NET            AVERAGE       YIELD/          NET
in millions                                        VOLUME         RATE       CHANGE             VOLUME         RATE       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                 $90         $(61)         $29               $358        $(210)        $148
Taxable investment securities                           2           (1)           1                  5           (4)           1
Tax-exempt investment securities                       (5)          --           (5)               (18)           1          (17)
Securities available for sale                           3           (2)           1                (24)         (17)         (41)
Short-term investments                                  1           (8)          (7)                13          (14)          (1)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)        91          (72)          19                334         (244)          90

INTEREST EXPENSE
Money market deposit accounts                          12          (11)           1                 35          (29)           6
Savings deposits                                       (2)          (1)          (3)                (7)          (6)         (13)
NOW accounts                                           (2)          (2)          (4)                (4)          (3)          (7)
Certificates of deposit ($100,000 or more)             14           (2)          12                 21          (11)          10
Other time deposits                                     2          (13)         (11)               (17)         (40)         (57)
Deposits in foreign office                             (2)          (1)          (3)               (11)          (5)         (16)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                   22          (30)          (8)                17          (94)         (77)
Federal funds purchased and securities sold
     under repurchase agreements                      (35)         (13)         (48)               (75)         (38)        (113)
Bank notes and other short-term borrowings              2           (7)          (5)                24          (34)         (10)
Long-term debt, including capital securities           74          (14)          60                249          (42)         207
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                            63          (64)          (1)               215         (208)           7
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)         $28         $ (8)         $20               $119        $ (36)        $ 83
                                                      ===         ====          ===               ====        =====         ====

------------------------------------------------------------------------------------------------------------------------------------

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

Measurement of Short-term Interest Rate Exposure: The primary tool utilized by management to measure and manage interest rate risk is a net interest income simulation model. Use of the model to perform simulations of changes in interest rates over one- and two-year time horizons has enabled management to develop strategies for managing exposure to interest rate risk. In its simulations, management estimates the impact on net interest income of various pro forma changes in the overall level of interest rates. These estimates are based on a large number of assumptions related to loan and deposit growth, asset and liability prepayments, interest rates, on- and off-balance sheet management strategies and other factors. Management believes that both individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure. The ALCO guidelines provide that a gradual 200 basis point increase or decrease in short-term rates over the next twelve-month period should not result in more than a 2% impact on net interest income over the same period from what net interest income would have been if such interest rates did not change. As of September 30, 1999, based on the results of the simulation model using the ALCO guidelines, Key would expect its net interest income to increase by approximately $35 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $29 million.

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

Portfolio Swaps, Caps and Floors: As shown in Note 10, the estimated fair value of Key's portfolio swaps, caps and floors decreased to ($1) million at September 30, 1999, from a fair value of $156 million at December 31, 1998. The decrease in fair value over the past nine months reflected the combined impact of a number of factors, including the increase in interest rates, the steepening of the implied forward yield curve, and the fact that Key's receive fixed interest rate swap portfolio has a slightly longer average remaining maturity than the pay fixed portfolio. Swaps with a notional amount of $3.2 billion were terminated during the first nine months of 1999, resulting in a deferred gain of $12 million. Further information pertaining to the balance and remaining amortization period of Key's deferred swap gains and losses at September 30, 1999, is also presented in Note 10. Each swap termination was made in response to a unique set of circumstances and for various reasons; however, the decision to terminate any swap contract is integrated strategically with asset and liability management and other appropriate processes. Key from time to time uses portfolio caps in response to heavier reliance placed on variable rate funding to support earning asset growth. These instruments are used primarily to protect against the adverse impact that a future rise in interest rates could have on variable rate short-term borrowings, while having no impact in the event of a decline in rates. Portfolio swaps, caps and floors activity for the nine-month period ended September 30, 1999, is summarized in Figure 6.

               Figure 6 Portfolio Swaps, Caps and Floors Activity



                                                        RECEIVE FIXED
                                               --------------------------------                      PAY FIXED-
                                                    INDEXED                           PAY FIXED-       FORWARD-         BASIS
in millions                                        AMORTIZING     CONVENTIONAL      CONVENTIONAL       STARTING         SWAPS
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                           $311             $4,325            $4,872           $ 10        $2,872
     Additions                                           --              3,821             1,004            882         7,237
     Maturities                                          --              1,289             1,517             --           700
     Terminations                                        --                895               621            636         1,001
     Forward-starting becoming effective                 --                 --               108           (108)           --
     Amortization                                       179                 --                --             --            --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT September 30, 1999                          $132             $5,962            $3,846           $148        $8,408
                                                       ====             ======            ======           ====        ======
----------------------------------------------------------------------------------------------------------------------------------


                                                 TOTAL         CAPS
                                             PORTFOLIO          AND
in millions                                      SWAPS       FLOORS        TOTAL
---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                   $12,390       $3,875      $16,265
     Additions                                  12,944          115       13,059
     Maturities                                  3,506        1,425        4,931
     Terminations                                3,153           --        3,153
     Forward-starting becoming effective            --           --           --
     Amortization                                  179           --          179
---------------------------------------------------------------------------------
BALANCE AT September 30, 1999                  $18,496       $2,565      $21,061
                                               =======       ======      =======
---------------------------------------------------------------------------------




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

 Figure 7 Portfolio Swaps, Caps and Floors by Interest Rate Management Strategy

                                                                   SEPTEMBER 30, 1999     DECEMBER 31, 1998     SEPTEMBER 30, 1998
                                                                  --------------------  ---------------------  ---------------------
                                                                    NOTIONAL     FAIR      NOTIONAL     FAIR     NOTIONAL      FAIR
in millions                                                           AMOUNT    VALUE        AMOUNT    VALUE       AMOUNT     VALUE
-------------------------------------------------------------------------------------------------------------  ---------------------
Convert variable rate loans to fixed                                 $ 1,282      $(6)      $ 1,526     $ 58      $ 2,182      $ 75
Convert fixed rate loans to variable                                     642        9           909      (38)         899       (52)
Convert fixed rate securities to variable                                322       11            --       --           --        --
Convert variable rate deposits and short-term borrowings to fixed      1,150        5         2,378      (24)       2,430       (37)
Convert fixed rate deposits and short-term borrowings to variable        226       (3)          200       --           --        --
Convert variable rate long-term debt to fixed                          1,880       29         1,595       (6)         700       (13)
Convert fixed rate long-term debt to variable                          4,586      (48)        2,910      169        2,410       205
Basis swaps - foreign currency denominated debt                          321       (9)          304       19          304        19
Basis swaps - interest rate indices                                    8,087        6         2,568       --        1,500        --
-------------------------------------------------------------------------------------------------------------  ---------------------
     Total portfolio swaps                                            18,496       (6)       12,390      178       10,425       197

Modify characteristics of variable rate short-term borrowings          2,050        4         3,060        2        3,530        --
Modify characteristics of variable rate long-term debt                   515        1           565       --          565        --
Modify characteristics of capital securities remarketing                  --       --           250      (24)         250       (26)
-------------------------------------------------------------------------------------------------------------  ---------------------
     Total portfolio caps and floors                                   2,565        5         3,875      (22)       4,345       (26)
-------------------------------------------------------------------------------------------------------------  ---------------------
     Total portfolio swaps, caps and floors                          $21,061      $(1)      $16,265     $156      $14,770      $171
                                                                     =======      ===       =======     ====      =======      ====
-------------------------------------------------------------------------------------------------------------  ---------------------


The expected average maturities of the portfolio swaps, caps and floors at September 30, 1999, are summarized in Figure 8.

    Figure 8 Expected Average Maturities of Portfolio Swaps, Caps and Floors




SEPTEMBER 30, 1999                                    RECEIVE FIXED
                                             -----------------------------                   PAY FIXED-
                                                 INDEXED                       PAY FIXED-      FORWARD-        BASIS
in millions                                   AMORTIZING     CONVENTIONAL    CONVENTIONAL      STARTING        SWAPS
----------------------------------------------------------------------------------------------------------------------------
Mature in one year or less                         $132            $1,940          $  536            --       $4,505
Mature after one through five years                  --             2,440           2,555          $108        3,903
Mature after five through ten years                  --               982             379             1           --
Mature after ten years                               --               600             376            39           --
----------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors        $132            $5,962          $3,846          $148       $8,408
                                                   ====            ======          ======          ====       ======

----------------------------------------------------------------------------------------------------------------------------

September 30, 1999
                                                  TOTAL              CAPS
                                              PORTFOLIO               AND
in millions                                       SWAPS            FLOORS             TOTAL
--------------------------------------------------------------------------------------------
Mature in one year or less                      $ 7,113            $1,950           $ 9,063
Mature after one through five years               9,006               615             9,621
Mature after five through ten years               1,362                --             1,362
Mature after ten years                            1,015                --             1,015
--------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and floors     $18,496            $2,565           $21,061
                                                =======            ======           =======

--------------------------------------------------------------------------------------------



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

Key uses a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of its trading portfolio. VAR uses statistical methods to estimate the maximum potential one-day loss with a 95% confidence level. At September 30, 1999, Key's aggregate daily VAR was $1 million and averaged $1.6 million for the first nine months of 1999. As of September 30, 1998, Key's aggregate daily VAR was $.3 million and averaged $.6 million for the first nine months of 1998. VAR augments other controls used by Key to mitigate the market risk exposure of its trading portfolio. These controls are established by Key's Financial Markets Committee and include, in addition to VAR, loss and position equivalent limits which are based on the level of activity and volatility of trading products and market liquidity.

NONINTEREST INCOME
As shown in Figure 9, noninterest income for the third quarter of 1999 totaled $489 million, up $97 million, or 25%, from the same period last year. Included in third quarter 1999 results was a $13 million gain from the sale of Key's interest in a joint venture with Compaq. Excluding this gain and net securities gains of $2 million in the current year, noninterest income increased by $82 million, or 21%, and comprised 40% of total revenue for the quarter, up from 36% a year-ago. Strong increases in income from trust and asset management (up $30 million) and insurance and brokerage (up $24 million) were principally due to the impact of the October 1998 acquisition of McDonald. Investment banking and capital markets income contributed $15 million to the increase from the year-ago quarter, but was $23 million below that reported for the second quarter of 1999, due to weaker conditions in the financial markets served by Key. Noninterest income for the third quarter of 1999 also benefited from $32 million of net loan securitization gains compared with $7 million for the same period last year. Approximately $16 million of the current year gains resulted from the securitization and sale of $743 million of education loans previously scheduled for the fourth quarter of 1999. Key accelerated the education loan securitizations as part of a strategy to reduce its need for funding transactions in the fourth quarter, when they could possibly be influenced by millenium-induced fears. The increase in noninterest income relative to the 1998 third quarter was moderated somewhat by a $21 million decline in loan sale gains, due in part to the increase in interest rates that has occurred over the past year. Additional detail pertaining to investment banking and capital markets income, and trust income and assets is presented in Figures 10 and 11, respectively.

                           Figure 9 Noninterest Income

                                               THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,              CHANGE                SEPTEMBER 30,
                                              ----------------------  ---------------------    ----------------------
dollars in millions                                 1999       1998      AMOUNT    PERCENT           1999       1998
------------------------------------------------------------------------------------------------------------------------
Trust and asset management income                   $112       $ 82         $30       36.6 %       $  328     $  239
Service charges on deposit accounts                   83         77           6        7.8            246        230
Investment banking and capital markets income         77         62          15       24.2            243        159
Insurance and brokerage income                        46         22          24      109.1            162         68
Corporate owned life insurance income                 25         25          --        N/M             76         72
Credit card fees                                      16         18          (2)     (11.1)            47         50
Net loan securitization gains                         32          7          25      357.1             82          7
Net securities gains                                   2         --           2        N/M             26          4
Gains from branch divestitures                        --         --          --         --             --         39
Gains from other divestitures                         13         --          13        N/M            161         23
Other income:
     Letter of credit and loan fees                   25         20           5       25.0             69         51
     Electronic banking fees                          16         12           4       33.3             42         33
     Loan securitization servicing fees                6          7          (1)     (14.3)            21         25
     Mortgage banking income                          --          1          (1)    (100.0)             2          4
     Gains from sales of loans                         3         24         (21)     (87.5)            25         44
     Miscellaneous income                             33         35          (2)      (5.7)            94         80
------------------------------------------------------------------------------------------------------------------------
          Total other income                          83         99         (16)     (16.2)           253        237
------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                  $489       $392         $97       24.7 %       $1,624     $1,128
                                                    ====       ====         ===                    ======     ======

------------------------------------------------------------------------------------------------------------------------

                                                      CHANGE
                                              -----------------------
dollars in millions                              AMOUNT      PERCENT
---------------------------------------------------------------------
Trust and asset management income                  $ 89         37.2 %
Service charges on deposit accounts                  16          7.0
Investment banking and capital markets income        84         52.8
Insurance and brokerage income                       94        138.2
Corporate owned life insurance income                 4          5.6
Credit card fees                                     (3)        (6.0)
Net loan securitization gains                        75      1,071.4
Net securities gains                                 22        550.0
Gains from branch divestitures                      (39)      (100.0)
Gains from other divestitures                       138        600.0
Other income:
     Letter of credit and loan fees                  18         35.3
     Electronic banking fees                          9         27.3
     Loan securitization servicing fees              (4)       (16.0)
     Mortgage banking income                         (2)       (50.0)
     Gains from sales of loans                      (19)       (43.2)
     Miscellaneous income                            14         17.5
---------------------------------------------------------------------
          Total other income                         16          6.8
---------------------------------------------------------------------
          Total noninterest income                 $496         44.0 %
                                                   ====

---------------------------------------------------------------------

For the first nine months of 1999, noninterest income totaled $1.6 billion, up $496 million, or 44%, from the comparable 1998 period. Included in 1999 results were gains of $13 million from the third quarter sale of Key's interest in a joint venture with Compaq, $15 million from the second quarter sale of Key's interest in Concord EFS (included in net securities gains) and $134 million from the sale of Key's interest in EPS in the first quarter. Excluding these gains, branch divestiture gains of $39 million recorded during the first half of 1998 and net securities gains in both years, noninterest income grew by $366 million, or 34%. Bolstered by the McDonald acquisition, the year-to-date increase was due principally to the growth in income from insurance and brokerage (up $94 million), trust and asset management

(up $89 million) and investment banking and capital markets (up $84 million). The $75 million increase in net loan securitization gains resulted from the securitization and sale of $3.2 billion of consumer loans during the first nine months of 1999. The volume of securitizations reflected Key's desire to diversify its funding sources, as well as the acceleration of the education loan securitization originally planned for the fourth quarter. In addition, some securitizations previously planned for the 1998 fourth quarter had been delayed due to the volatility experienced in the capital markets at that time.

             Figure 10 Investment Banking and Capital Markets Income


                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                       CHANGE
                                                                --------------------------    -----------------------
dollars in millions                                                    1999          1998       AMOUNT       PERCENT
-----------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                                   $28           $17          $11          64.7 %
Investment banking income                                                28            32           (4)        (12.5)
Equity capital income                                                    13             7            6          85.7
Foreign exchange income                                                   8             6            2          33.3
-----------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income                $77           $62          $15          24.2 %
                                                                        ===           ===          ===
-----------------------------------------------------------------------------------------------------------------------

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      CHANGE
                                                               --------------------------   ------------------------
dollars in millions                                                   1999          1998       AMOUNT       PERCENT
--------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                                 $ 99          $ 55          $44          80.0 %
Investment banking income                                               92            47           45          95.7
Equity capital income                                                   31            41          (10)        (24.4)
Foreign exchange income                                                 21            16            5          31.3
--------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income              $243          $159          $84          52.8 %
                                                                      ====          ====          ===
--------------------------------------------------------------------------------------------------------------------

                      Figure 11 Trust and Asset Management




                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                    CHANGE
                                                                 ------------------------------   --------------------------
dollars in millions                                                      1999            1998         AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                               $ 48            $ 42            $ 6          14.3 %
Institutional asset management and custody fees                            22              23             (1)         (4.3)
Bond services                                                               7              --              7           N/M
All other fees                                                             35              17             18         105.9
------------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income                              $112            $ 82            $30          36.6 %
                                                                         ====            ====            ===
dollars in billions
---------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30,
Discretionary assets                                                     $ 67            $ 63            $ 4           6.3 %
Non-discretionary assets                                                   48              44              4           9.1
---------------------------------------------------------------------------------------------------------------------------
    Total trust assets                                                   $115            $107            $ 8           7.5 %
                                                                         ====            ====            ===
------------------------------------------------------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   CHANGE
                                                               ------------------------------    -----------------------
dollars in millions                                                     1999           1998         AMOUNT      PERCENT
------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                              $141           $123            $18         14.6 %
Institutional asset management and custody fees                           70             66              4          6.1
Bond services                                                             19             --             19          N/M
All other fees                                                            98             50             48         96.0
------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income                             $328           $239            $89         37.2 %
                                                                        ====           ====            ===


N/M=Not Meaningful




NONINTEREST EXPENSE
As shown in Figure 12, noninterest expense for the third quarter of 1999 totaled $701 million, compared with $628 million for the third quarter of 1998. During the first quarter of 1999, Key reclassified the distributions on its tax-advantaged preferred securities from noninterest expense to interest expense and restated prior quarters to conform to the current presentation. This was done to allow these instruments to continue to qualify for hedge accounting in accordance with new guidelines issued by the Securities and Exchange Commission in December 1998. The distributions on these securities totaled $22 million and $19 million in the third quarter of 1999 and 1998, respectively. The increase in total noninterest expense from the year-ago quarter came largely from a $39 million increase in personnel costs, due primarily to the McDonald acquisition completed in October 1998. Further information pertaining to the McDonald transaction is disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8. In addition, computer-processing expense rose by $14 million due principally to a higher level of computer software amortization and marketing expense was up $10 million as a result of higher advertising costs. The increase in personnel expense was moderated by a $21 million reduction in stock-based compensation as a result of the lower KeyCorp stock price.

For the first nine months of 1999, noninterest expense totaled $2.2 billion, up $350 million, or 19%, from the same period last year. In light of the gains realized from the sales of Concord EFS and EPS, in 1999 Key made $23 million of special contributions to the charitable foundation that it sponsors. Excluding these contributions and $27 million of other nonrecurring charges recorded during the current year, noninterest expense grew by $300 million, or 17%. This reflected higher costs associated with personnel expense (up $194 million), computer processing expense (up $46 million), equipment expense (up $14 million) and intangibles amortization (up $12 million). Key's management is currently in the process of evaluating several initiatives designed to reduce Key's operating costs. Among these initiatives are the potential outsourcing of certain nonstrategic support functions (which may result in the write-off of selected assets, including certain software); the proposed sale of Key's credit card portfolio; site consolidations in a number of Key's businesses; and the potential sale and leaseback of most of Key's real estate holdings. It is possible that as a result of the evaluation, Key will incur a number of special charges; the amounts and timing of any such possible charges would be determined upon conclusion of the evaluation, although some may be incurred in the fourth quarter of 1999.

Included in noninterest expense for the third quarter of 1999 was $1 million ($5 million in the third quarter of 1998) of expense incurred in connection with efforts being undertaken by Key to modify computer information systems to be Year 2000 compliant. For the first nine months of the year, these expenses totaled $9 million ($17 million for the first nine months of 1998). Further information pertaining to the Year 2000 issue and the status of Key's efforts to address it is included under the "Year 2000" heading below.

The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 58.61% for the third quarter, compared with 59.26% for the second quarter of 1999 and 58.09% for the third quarter of 1998. The increase in the ratio over the past year was due primarily to the impact of the October 1998 acquisition of McDonald. This ratio has improved, however, for two consecutive quarters reflecting an increase in core revenue in the second quarter and the effective management of expenses. Included in other expense are equity- and gross receipts-based taxes that are assessed in lieu of an income tax in certain states in which Key operates. These taxes, which are shown in Figure 12, represented 75, 74 and 82 basis points of Key's efficiency ratio for the third quarter of 1999, the second quarter of 1999 and the third quarter of 1998, respectively. The extent to which such taxes impact the level of noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

                          Figure 12 Noninterest Expense

                                                    THREE MONTHS ENDED                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 CHANGE                     SEPTEMBER 30,
                                                 -------------------------    -----------------------    -------------------------
dollars in millions                                  1999           1998       AMOUNT       PERCENT          1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Personnel                                            $356           $317          $39          12.3 %      $1,111          $  913
Net occupancy                                          58             58           --            --           175             170
Equipment                                              48             46            2           4.3           153             134
Computer processing                                    60             46           14          30.4           173             127
Marketing                                              35             25           10          40.0            84              81
Amortization of intangibles                            25             22            3          13.6            79              67
Professional fees                                      18             14            4          28.6            50              46
Other expense:
     Postage and delivery                              17             17           --            --            54              54
     Telecommunications                                14             13            1           7.7            42              40
     Equity- and gross receipts- based taxes            9              9           --            --            26              27
     Miscellaneous                                     61             61           --            --           219             157
------------------------------------------------------------------------------------------------------------------------------------
        Total other expense                           101            100            1           1.0           341             278
------------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                    $701           $628          $73          11.6 %      $2,166          $1,816
                                                     ====           ====          ===                      ======          ======

Full-time equivalent employees at period end       25,523         24,586                                   25,523          24,586
Efficiency ratio(1)                                 58.61 %        58.09 %                                  59.36 %         58.43 %
Overhead ratio(2)                                   30.18          34.25                                    31.10           36.13

------------------------------------------------------------------------------------------------------------------------------------


                                                                CHANGE
                                                     --------------------------
dollars in millions                                     AMOUNT         PERCENT
-------------------------------------------------------------------------------
Personnel                                                 $198            21.7 %
Net occupancy                                                5             2.9
Equipment                                                   19            14.2
Computer processing                                         46            36.2
Marketing                                                    3             3.7
Amortization of intangibles                                 12            17.9
Professional fees                                            4             8.7
Other expense:
     Postage and delivery                                   --              --
     Telecommunications                                      2             5.0
     Equity- and gross receipts- based taxes                (1)           (3.7)
     Miscellaneous                                          62            39.5
-------------------------------------------------------------------------------
        Total other expense                                 63            22.7
-------------------------------------------------------------------------------
        Total noninterest expense                         $350            19.3 %
                                                          ====





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



Year 2000
---------
During the first nine months of 1999, Key continued its efforts to prepare its systems to be Year 2000 compliant. The Year 2000 issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. Therefore, when the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, software and systems applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex computer systems to telephone systems, ATMs and elevators.

To address this issue, Key developed an extensive plan in 1995, including the formation of a team consisting of internal resources and third-party experts. The plan has been in implementation since that time and consists of five major phases: awareness-ensuring a common understanding of the issue throughout Key; assessment-identifying and prioritizing the systems and third parties with whom Key has exposure to Year 2000 issues; renovation-enhancing, replacing or retiring hardware, software and systems applications; validation-testing modifications made; and implementation-certifying Year 2000 compliance and user understanding and acceptance. At September 30, 1999, Key has completed all of the major phases (including readiness testing) and all other tasks for which regulatory deadlines have been established.

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

Key formed a separate internal team charged with the task of identifying critical business interfaces; assessing potential problems relating to credit, liquidity and counterparty risk; and where appropriate, developing contingency plans. This team has been surveying significant credit clients to determine their Year 2000 readiness and to evaluate the level of potential credit risk to Key. Based on the information obtained, specific follow-up programs have been established and the adequacy of the allowance for loan losses is being assessed on an ongoing basis. The results of the assessment are being reflected in the assignment of an appropriate risk rating in Key's loan grading system. On an ongoing basis, Key is also contacting other significant parties with which it conducts business to determine the status of their Year 2000 compliance efforts.

Despite the actions taken by Key, there can be no assurance that significant clients or other critical parties will adequately address their Year 2000 issues. Consequently, Key has developed contingency plans to help mitigate the risks associated with potential delays in completing the renovation, validation and implementation phases of its Year 2000 plan, as well as the potential failure of external parties to adequately address their Year 2000 issues. In accordance with regulatory guidelines, these plans had been completed as of June 30, 1999, and address primarily contingency solutions for Key's core systems and the identification of alternative business partners. As part of the contingency planning process, during the first nine months of 1999, Key increased its borrowing capacity with the Federal Reserve Bank to address the potential need for additional funding as the Year 2000 approaches. Because the Year 2000 issue has never occurred, it is not possible to foresee or quantify the possible overall financial and operational impact and/or to determine whether it will be material to the financial condition or operations of Key.

As of September 30, 1999, Key had recognized approximately $48 million of its total estimated project cost of up to $50 million. It is currently expected that the estimated remaining cost of up to $2 million will be recognized in 1999 and the first half of 2000. The total cost of the project is being funded through operating cash flows.

INCOME TAXES
The provision for income taxes was $140 million for the three-month period ended September 30, 1999, up from $122 million for the same period in 1998. The effective tax rate (provision for income taxes as a percentage of income before income taxes) for the 1999 third quarter was 34.1% compared with 32.6% for the third quarter of 1998. For the first nine months of 1999, the provision for income taxes was $432 million compared with $353 million for the first nine months of last year. The effective tax rate for these year-to-date periods was 33.9% and 32.4%, respectively. Primary factors contributing to the increase in the effective tax rate for the quarterly period were lower tax-exempt income and higher levels of amortization related to non-deductible goodwill and certain investments in low-income housing projects. The increase in the year-to-date rate also reflected lower tax-exempt income, as well as a second quarter 1999 catch-up adjustment related to the amortization of certain investments in low-income housing projects. The effective income tax rate remains below the statutory Federal rate of 35% due primarily to continued investment in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and the recognition of credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS
At September 30, 1999, total loans outstanding were $63.2 billion compared with $62.0 billion at December 31, 1998, and $59.4 billion at September 30, 1998. A summary of the various components of the loan portfolios at each of these dates is presented in Note 6, Loans, beginning on page 14.

The $3.8 billion, or 6%, increase in loans outstanding from the September 30, 1998, level was due to internal growth, offset in part by the impact of loan sales. The sales and divestitures which occurred during 1999 and 1998 are summarized in Figure 13 and include the impact of branch divestitures in the first half of 1998, as well as the securitization and/or sale of education loans, automobile loans, certain non-prime home equity loans and certain other loans. Among the factors considered in determining the particular loans to be securitized are the extent to which the characteristics of the specific portfolio make it conducive to securitization, the relative cost of funds, the level of credit risk and capital requirements. Activity since September 30, 1998, included the sales of $1.8 billion of education loans (of which $1.5 billion was associated with securitizations), $1.3 billion of home equity loans (which $1.1 billion was associated with securitizations), $555 million of automobile loans (all of which were associated with securitizations), $247 million of commercial real estate loans and $500 million of residential real estate loans.

Securitizations are considered an alternative funding source and the extent to which they are used is dependent upon whether conditions in the capital markets make them more attractive as a funding source than on-balance sheet alternatives. The higher volume of securitizations relative to the first nine months of 1998 reflected Key's desire to diversify its funding sources as well as a change in the timing of certain securitizations originally planned for the fourth quarter of 1998 and 1999. During the first quarter of 1999, Key benefited from a record high volume of loan securitizations ($1.8 billion) as some securitizations planned for the fourth quarter of 1998 were delayed due to the volatility of the capital markets at that time. In addition, Key accelerated $743 million of education loan securitizations into the third quarter of 1999 as part of a strategy to reduce its need for funding transactions in the fourth quarter of 1999 when they could possibly be impacted by millennium-induced fears. Management will continue to explore opportunities for sales and/or other arrangements with respect to certain loan portfolios, consistent with prudent asset/liability management practices. Accordingly, as of September 30, 1999, Key reclassified its credit card receivables to the held for sale portfolio as a result of its announced intention to sell those receivables.


                                            Figure 13 Loans Sold and Divested

                                                                    COMMERCIAL    RESIDENTIAL          BRANCH
in millions                EDUCATION     AUTOMOBILE   HOME EQUITY   REAL ESTATE   REAL ESTATE     DIVESTITURES   TOTAL
========================================================================================================================
     1999
---------------
Third Quarter               $  786            --        $  359        $  100            --            --        $1,245

Second quarter                 132            --           442            63        $  292            --           929

First quarter                  818        $  555           428            84           208            --         2,093
------------------------------------------------------------------------------------------------------------------------
                            $1,736        $  555        $1,229        $  247        $  500            --        $4,267
                            ======        ======        ======        ======        ======                      ======
     1998
---------------
Fourth quarter              $   29            --        $   48            --            --            --        $   77

Third quarter                  201            --           374            --            --            --           575

Second quarter                  45            --            53        $  167            --        $  124           389

First quarter                   71            --            --            --            --            20            91
------------------------------------------------------------------------------------------------------------------------
     Total                  $  346            --        $  475        $  167            --        $  144        $1,132
                            ======                      ======        ======                      ======        ======
========================================================================================================================

Excluding the impact of loan sales and the transfer of credit card receivables to the held for sale portfolio, loans (other than one-to-four family mortgage loans and loans held for sale) increased by $8.0 billion, or 16%, since September 30, 1998, and $4.8 billion, or an annualized 12%, from the 1998 year end. Key's policy regarding new originations of one-to-four family mortgage loans is to originate such loans as a client and community accommodation, but to retain few of such loans on the balance sheet due to their marginal returns. Over the past year, the largest growth in Key's loan portfolio came from commercial loans which rose by $4.3 billion, due primarily to a $1.9 billion increase in commercial, financial and agricultural loans and increases of $1.3 billion and $1.1 billion in the lease financing and real estate-construction portfolios, respectively. Additionally, consumer loans rose by $3.3 billion, and included increases of $2.3 billion and $817 million in the home equity and lease financing portfolios, respectively. The strong growth in loans over the past twelve months reflected a number of factors, including the continued strength of the economy, improving consumer credit, targeted efforts to increase the commercial and home equity portfolios and Key's success in leveraging its Leasetec operation.

The $1.2 billion increase in loans from the December 31, 1998, level also reflected strong growth in loan portfolios other than one-to-four family mortgages and loans held for sale. Excluding the impact of the 1999 loan sales shown in Figure 13 and the credit card transfer, loans (other than one-to-four family mortgage loans and loans held for sale) grew by $4.8 billion, or an annualized 12%, during the first nine months of 1999. Commercial loans contributed $2.7 billion to the year-to-date increase due to a $1.2 billion increase in commercial, financial and agricultural loans and increases of $848 million and $786 million in the real estate-construction and lease financing portfolios, respectively. On the same basis, the aggregate annualized growth rate of average outstanding balances in the commercial loan portfolio was 10% for the third quarter of 1999, representing the tenth consecutive quarter of double-digit annualized commercial loan growth. Consumer loans accounted for $1.9 billion of the increase with the largest growth occurring in the home equity (up $1.4 billion) and lease financing (up $527 million) portfolios.

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


         Figure 14 Loans Securitized/Sold and Administered or Serviced


                           SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
in millions                         1999                 1998                  1998
===================================================================================
Education loans                   $3,377               $2,312                $2,363
Automobile loans                     994                  946                 1,099
Home equity loans                  1,627                  744                   813
------------------------------------------------------------------------------------
     Total                        $5,998               $4,002                $4,275
                                  ======               ======                ======
===================================================================================



SECURITIES
At September 30, 1999, the securities portfolio totaled $7.6 billion and was comprised of $6.6 billion of securities available for sale and $989 million of investment securities. This compares with a total portfolio of $6.3 billion, including $5.3 billion of securities available for sale and $976 million of investment securities at December 31, 1998. Certain information pertaining to the composition, yields, and remaining maturities of the securities available for sale and investment securities portfolios is presented in Figures 15 and 16, respectively. Additional information pertaining to gross unrealized gains and losses by type of security is presented in Note 5, Securities, beginning on page
13. As shown in Note 5, the increase in securities available for sale from the December 31, 1998, level was primarily due to a higher level of collateralized mortgage obligations. This reflected the reinvestment of funds previously held in lower-yielding securities purchased under resale agreements, the reclassification of approximately $374 million of collateralized mortgage obligations from the commercial loan portfolio to the securities available for sale portfolio and additional securities purchased as collateral in connection with client pledging requirements.

                                               Figure 15  Securities Available for Sale

                                                                                                   OTHER
                                       U.S. TREASURY,       STATES AND    COLLATERALIZED       MORTGAGE-                RETAINED
                                         AGENCIES AND        POLITICAL          MORTGAGE          BACKED            INTERESTS IN
dollars in millions                      CORPORATIONS     SUBDIVISIONS       OBLIGATIONS(1)   SECURITIES(1)      SECURITIZATIONS(1)
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Remaining maturity:
     One year or less                            $100              $ 1            $  713          $    2                      --
     After one through five years                   4               20             3,084           1,444                    $132
     After five through ten years                   6               39               116             268                     219
     After ten years                               18                1               171              38                      --
------------------------------------------------------------------------------------------------------------------------------------
Fair value                                       $128              $61            $4,084          $1,752                    $351
Amortized cost                                    128               61             4,240           1,772                     365
Weighted average yield                           5.33%            5.92%             6.48%           7.29%                   9.15%
Weighted average maturity                   3.3 years        5.7 years         3.7 years       5.5 years               3.6 years
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
Fair value                                       $422              $67            $2,211          $2,151                    $328
Amortized cost                                    420               65             2,191           2,123                     345
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
Fair value                                       $140              $77            $2,774          $2,433                    $402
Amortized cost                                    138               75             2,743           2,390                     421
------------------------------------------------------------------------------------------------------------------------------------



                                                                              WEIGHTED
                                              OTHER                            AVERAGE
dollars in millions                      SECURITIES            TOTAL             YIELD(2)
---------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Remaining maturity:
     One year or less                          $  7           $  823              6.58%
     After one through five years                18            4,702              6.42
     After five through ten years                 4              652              9.10
     After ten years                            162(3)           390              7.39
---------------------------------------------------------------------------------------
Fair value                                     $191           $6,567                --
Amortized cost                                  184            6,750              6.78%
Weighted average yield                         5.32%            6.78%               --
Weighted average maturity                 9.5 years        4.3 years                --
---------------------------------------------------------------------------------------
DECEMBER 31, 1998
Fair value                                     $ 99           $5,278                --
Amortized cost                                   84            5,228              6.69%
---------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
Fair value                                     $102           $5,928                --
Amortized cost                                   93            5,860              7.06 %
---------------------------------------------------------------------------------------


(1) Maturity is based upon expected average lives rather than contractual terms.

(2) Weighted average yields are calculated on the basis of amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(3) Includes equity securities with no stated maturity.


                                           Figure 16 Investment Securities

                                           STATES AND                                             WEIGHTED
                                            POLITICAL             OTHER                            AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES            TOTAL             YIELD(1)
-----------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Remaining maturity:
     One year or less                            $135              $  1           $  136              8.05%
     After one through five years                 236                --              236              9.21
     After five through ten years                 102                --              102              9.51
     After ten years                               17               498(2)           515              3.92
-----------------------------------------------------------------------------------------------------------
Amortized cost                                   $490              $499           $  989              6.32%
Fair value                                        506               499            1,005                --
Weighted average yield                           8.53%             3.72%            6.32%               --
Weighted average maturity                   3.2 years        10.1 years        6.7 years                --
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
Amortized cost                                   $631              $345           $  976              7.13%
Fair value                                        659               345            1,004                --
-----------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
Amortized cost                                   $709              $275           $  984              7.50%
Fair value                                        740               275            1,015                --
-----------------------------------------------------------------------------------------------------------


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

As shown in Figure 17, net loan charge-offs for the third quarter of 1999 were $78 million, or .49% of average loans, compared with $71 million, or .48%, for the same period last year. Net charge-offs in the commercial loan portfolio rose by $8 million, including a $10 million increase in the commercial, financial and agricultural sector. This reflected the significant growth that has occurred in this portfolio over the past year. The level of consumer loan net charge-offs was essentially unchanged as increases in the home equity and installment portfolios were largely offset by a $5 million decline in the level of net charge-offs in the credit card sector. The increase in net charge-offs experienced in the home equity and installment portfolios reflected the growth in outstanding balances from the year-ago quarter, while net charge-offs in the credit card sector decreased primarily as a result of a lower volume of credit card receivables.


                                           Figure 17  Summary of Loan Loss Experience


                                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------    -------------------------------
dollars in millions                                       1999             1998             1999             1998
=======================================================================================================================
Average loans outstanding during the period             $ 62,799         $ 58,559         $ 62,036         $ 56,332
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period        $    930         $    900         $    900         $    900
Loans charged off:
     Commercial, financial and agricultural                   28               18               79               53
     Real estate--commercial mortgage                          2                4                2               12
     Real estate--construction                                --                1               --                2
     Commercial lease financing                                4                4               13                6
-----------------------------------------------------------------------------------------------------------------------
          Total commercial loans                              34               27               94               73
     Real estate--residential mortgage                         2                3                7                8
     Home equity                                               2                2                7                5
     Credit card                                              21               25               69               79
     Consumer--direct                                         12                9               34               32
     Consumer--indirect                                       31               25              103               91
-----------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                68               64              220              215
-----------------------------------------------------------------------------------------------------------------------
                                                             102               91              314              288
Recoveries:
     Commercial, financial and agricultural                    6                6               21               20
     Real estate--commercial mortgage                          2               (1)               4                4
     Real estate--construction                                --                3               --                3
     Commercial lease financing                               --                1                1                1
-----------------------------------------------------------------------------------------------------------------------
          Total commercial loans                               8                9               26               28
     Real estate--residential mortgage                         1                1                4                3
     Credit card                                               3                2               11                7
     Consumer--direct                                          2                1                6                5
     Consumer--indirect                                       10                7               32               25
-----------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                16               11               53               40
-----------------------------------------------------------------------------------------------------------------------
                                                              24               20               79               68
-----------------------------------------------------------------------------------------------------------------------
Net loans charged off                                        (78)             (71)            (235)            (220)
Provision for loan losses                                     78               71              265              220
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period              $    930         $    900         $    930         $    900
                                                        ========         ========         ========         ========
-----------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                        .49%             .48%             .50%             .52%
Allowance for loan losses to period end loans               1.47             1.51             1.47             1.51
Allowance for loan losses to nonperforming loans          245.38           250.00           245.38           250.00
=======================================================================================================================

In light of the Retail Credit Policy issued by the Federal banking agencies last February (See Item 5 on page 49) it is possible that Key may accelerate certain consumer loan charge-offs for which an Allowance has already been provided. Although the definitive financial impact on Key is not presently known, based upon management's current estimates, it is anticipated that the implementation of the Retail Credit Policy will not have a material adverse effect on Key's financial condition and results of operations. In addition, with the advent of additional credit scoring capabilities, management continues to review and refine Key's Allowance for loan losses methodology.

The amount and timing of any possible changes in Key's provisioning or charge-offs that may result from methodology enhancements has not yet been determined.

The Allowance at September 30, 1999, was $930 million, or 1.47% of loans, compared with $900 million, or 1.51%, at September 30, 1998. Included in the 1999 and 1998 Allowance was $47 million and $41 million, respectively, which was specifically allocated for impaired loans. For a further discussion of impaired loans see Note 7, Impaired Loans and Other Nonperforming Assets, on page 15. At September 30, 1999, the Allowance was 245.38% of nonperforming loans, compared with 250.00% at September 30, 1998.

The composition of nonperforming assets is shown in Figure 18. These assets totaled $407 million at September 30, 1999, and represented .64% of loans, OREO and other nonperforming assets compared with $404 million, or .65%, at December 31, 1998. The $3 million rise in the level of nonperforming assets since the 1998 year end was primarily due to a higher level of nonperforming loans. Despite the strong growth that has occurred in the loan portfolio, the level of Key's nonperforming assets has remained relatively stable. Over the past two years, the level of nonperforming assets has ranged from a quarterly high of $431 million at December 31, 1997, to a low of $402 million at September 30, 1998. In addition, nonperforming assets have declined in each of the past two quarters and the nonperforming assets ratio posted as of September 30, 1999, was the best on record over the past three years.


                Figure 18  Summary of Nonperforming Assets and Past Due Loans

                                                 SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
dollars in millions                                       1999              1998              1998
==================================================================================================
Commercial, financial and agricultural                   $ 146             $ 144             $ 132
Real estate--commercial mortgage                           102                79                97
Real estate--construction                                    6                 6                 5
Commercial lease financing                                  31                29                22
Real estate--residential mortgage                           50                60                61
Consumer                                                    44                47                43
--------------------------------------------------------------------------------------------------
      Total nonperforming loans(1)                         379               365               360
OREO                                                        32                56                58
Allowance for OREO losses                                   (8)              (18)              (19)
--------------------------------------------------------------------------------------------------
      OREO, net of allowance                                24                38                39
Other nonperforming assets                                   4                 1                 3
--------------------------------------------------------------------------------------------------
      Total nonperforming assets                         $ 407             $ 404             $ 402
                                                         =====             =====             =====
--------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                  $ 268             $ 178             $ 182
--------------------------------------------------------------------------------------------------
Nonperforming loans to period end loans                    .60%              .59%              .61%
Nonperforming assets to period end loans plus
      OREO and other nonperforming assets                  .64               .65               .68
==================================================================================================


(1) Includes impaired loans of $219 million, $193 million and $193 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

DEPOSITS AND OTHER SOURCES OF FUNDS
Core deposits, defined as domestic deposits other than certificates of deposit of $100,000 or more, are Key's primary source of funding. During the third quarter of 1999, these deposits averaged $37.2 billion and represented 52% of Key's funds supporting earning assets, compared with $36.5 billion and 54%, respectively, during the third quarter of 1998. As shown in Figure 4 beginning on page 31, the mix of core deposits changed over past year as decreases in the levels of savings deposits and NOW accounts were largely offset by substantial growth in money market deposit accounts. The consistent level and change in the mix of core deposits reflected the 1998 divestiture of 46 branches with deposits of approximately $658 million, and investment alternatives pursued by clients in response to the strength of the securities markets. The increase in money market deposit accounts that has now occurred over eight consecutive quarters reflects these client preferences as well as actions taken by management in 1998 to reprice such deposits. In October 1999, Key sold an additional 28 branches with deposits of approximately $1.3 billion. Further information pertaining to the sale of these branches is disclosed in Note 3, Mergers, Acquisitions and Divestitures, beginning on page 8.

Purchased funds, which are comprised of large certificates of deposit, deposits in the foreign office and short-term borrowings, averaged $17.2 billion during third quarter of 1999, compared with $17.1 billion during the prior quarter and $19.1 billion a year-ago. As shown in Figure 4, long-term debt, including capital securities, has been more heavily relied upon to fund earning asset growth. During the third quarter of 1999, these borrowings comprised 24% of Key's funds supporting earning assets, up from 18% in the year-ago quarter. This trend is expected to continue over the remainder of the year. In addition, Key continues to consider loan securitizations as a funding alternative, provided capital market conditions are conducive to such activity. During the first nine months of 1999, Key securitized and sold $3.2 billion of consumer loans, including $1.1 billion of education and home equity loans during the third quarter.

LIQUIDITY
Key actively analyzes and manages its liquidity, which represents the availability of funding to meet the needs of depositors, borrowers and creditors at a reasonable cost on a timely basis and without adverse consequences. Key maintains liquidity in the form of short-term money market investments, securities available for sale, anticipated prepayments and maturities on securities, the maturity structure of its loan portfolios and the ability to securitize and package loans for sale. Liquidity is also enhanced by a sizable concentration of core deposits, discussed in the preceding section, which are generated by 963 full-service KeyCenters in 13 states. Key monitors deposit flows and evaluates alternate pricing structures with respect to its deposit base. This process is managed by Key's Funding and Investment Management Group, which monitors the overall mix of funding sources in conjunction with deposit pricing and in response to the structure of the earning assets portfolio. In addition, Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements and bank notes) and borrowings from the Federal Reserve Bank for short-term liquidity requirements should the need arise. During 1999, KeyBank N.A. increased its overnight borrowing capacity at the Federal Reserve Bank Discount Window from approximately $975 million at December 31, 1998, to approximately $11.0 billion at September 30, 1999, by pledging approximately $15.1 billion of loans (primarily commercial) as collateral. This action was taken as a precautionary measure in connection with Key's Year 2000 contingency planning process. In addition, KeyBank USA has overnight borrowing capacity at the Federal Reserve Bank Discount Window which provides for borrowings of up to $1.0 billion and is secured by $1.3 billion of KeyBank USA's credit card receivables at September 30, 1999. Neither bank had borrowings outstanding under these facilities as of September 30, 1999.

During the first nine months of 1999, Key's affiliate banks raised $9.6 billion under Key's Bank Note Program, which provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KeyBank N.A. and $1.0 billion by KeyBank USA) in the aggregate. Of the notes issued during the first nine months of 1999, $3.6 billion have original maturities in excess of one year and are included in long-term debt, while $6.0 billion have original maturities of one year or less and are included in short-term borrowings. At September 30, 1999, the program had an unused capacity of $8.9 billion.

Under Key's Euronote Program, the parent company, KeyBank N.A. and KeyBank USA may issue both long- and short-term debt of up to $7.0 billion in the aggregate. The borrowing capacity under this program was increased from $5.0 billion during the second quarter of 1999. The notes are offered exclusively to non-U.S. investors and can be denominated in dollars and/or most European currencies. There were $2.4 billion of borrowings outstanding under this facility as of September 30,1999, $940 million of which were issued during the current year.

The parent company has a commercial paper program and a four-year revolving credit agreement; each facility provides funding availability of up to $500 million. The proceeds from these facilities may be used for general corporate purposes. As of September 30, 1999, $95 million of borrowings were outstanding under the commercial paper program.

The parent company also has a universal shelf registration statement on file with the Securities and Exchange Commission, which provides for the possible issuance of up to $1.3 billion of debt and equity securities. At September 30, 1999, unused capacity under the shelf registration totaled $1.3 billion, including $750 million reserved for issuance as medium-term notes. The proceeds from the issuances under the shelf registration, the Bank Note Program and the Euronote Program described above may be used for general corporate purposes, including acquisitions.

The liquidity requirements of the parent company, primarily for dividends to shareholders, servicing of debt and other corporate purposes are principally met through regular dividends from affiliate banks. Excess funds are maintained in short-term investments. In addition, the parent company has access to the capital markets as a result of its favorable debt ratings which, at September 30, 1999, were as follows:

                                        Senior             Subordinated
                      Commercial       Long-Term             Long-Term
                        Paper            Debt                  Debt
                    --------------   --------------     -----------------
Duff & Phelps              D-1           A+                    A
Standard & Poor's          A-2           A-                   BBB+
Moody's                    P-1           A1                    A2

Further information pertaining to Key's sources and uses of cash for the nine-month periods ended September 30, 1999 and 1998, is presented in the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS
Total shareholders' equity at September 30, 1999, was $6.4 billion, up $230 million from the balance at December 31, 1998, and $844 million, or 15%, from September 30, 1998. During the first nine months of 1999, the increase provided by retained net income was substantially offset by a net increase in treasury stock, resulting from the share repurchases discussed below, and net unrealized losses on securities available for sale. The increase from the September 30, 1998, balance was due primarily to retained net income and the net decrease in treasury stock resulting from the shares issued in the McDonald acquisition, also discussed below. Other factors contributing to the change in shareholders' equity during the first nine months of 1999 are shown in the Consolidated Statements of Changes in Shareholders' Equity presented on page 5.

During the first nine months of 1999, Key repurchased 6,406,424 of its Common Shares at an average price per share of $31.51. This included the repurchase of 3,869,761 shares remaining under the authorization by the Board of Directors to repurchase up to 60% of the 19,337,159 shares issued in the October 1998 acquisition of McDonald. The other 2,536,663 shares were repurchased under a separate repurchase program authorized in January 1998. That authority provides for the repurchase of up to 10,000,000 shares in open market or negotiated transactions and has no expiration date. At September 30, 1999, the number of shares remaining under that authority was 7,463,337. The 43,064,912 shares held in treasury at September 30, 1999, are expected to be reissued over time in connection with employee stock purchase, 401(k), stock option and dividend reinvestment plans and for other corporate purposes. During the first nine months of 1999, Key reissued 2,146,512 Treasury Shares for employee benefit and dividend reinvestment plans.

Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong with a ratio of total shareholders' equity to total assets of 7.75% at September 30, 1999, 7.71% at December 31, 1998, and 7.15% at September 30, 1998.

Banking industry regulators define minimum capital ratios for bank holding companies and their banking subsidiaries. Based on risk-adjusted capital rules and definitions prescribed by the banking regulators, Key's Tier 1 and total risk-adjusted capital ratios at September 30, 1999, were 7.84% and 11.94%, respectively, compared with minimum regulatory requirements of 4.0% for Tier 1 and 8.0% for total capital. The regulatory leverage ratio standard prescribes a minimum ratio of 3.0% for bank holding companies (such as Key) that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4%. At September 30, 1999, Key's leverage ratio was 7.85%, substantially higher than the minimum requirement. Figure 19 presents the details of Key's regulatory capital position at September 30, 1999, December 31, 1998, and September 30, 1998.

Under the Federal Deposit Insurance Act, Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualify as "well capitalized" at September 30, 1999, since they exceeded the well-capitalized thresholds of 10%, 6% and 5% for the total capital, Tier 1 capital and leverage ratios, respectively. Although these provisions are not directly applicable to bank holding companies, Key would also qualify as "well capitalized" at September 30, 1999, if the same provisions were applied. The FDIC-defined capital categories may not constitute an accurate representation of the overall financial condition or prospects of Key or its affiliates.



                     Figure 19  Capital Components and Risk-Adjusted Assets


                                                SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
dollars in millions                                      1999             1998              1998
================================================================================================
TIER 1 CAPITAL
     Common shareholders' equity(1)                  $  6,503         $  6,137         $  5,512
     Qualifying capital securities                      1,243              747              747
     Less:  Goodwill                                   (1,422)          (1,430)          (1,038)
            Other intangible assets(2)                    (60)             (71)             (74)
------------------------------------------------------------------------------------------------
          Total Tier 1 capital                          6,264            5,383            5,147
------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses(3)                         930              900              900
     Net unrealized holding gains(4)                        2                3               --
     Qualifying long-term debt                          2,350            2,445            2,474
------------------------------------------------------------------------------------------------
          Total Tier 2 capital                          3,282            3,348            3,374
------------------------------------------------------------------------------------------------
          Total capital                              $  9,546         $  8,731         $  8,521
                                                     ========         ========         ========

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet           $ 67,342         $ 63,721         $ 62,422
     Risk-adjusted off-balance sheet exposure          13,713           12,198           12,025
     Less:  Goodwill                                   (1,422)          (1,430)          (1,038)
            Other intangible assets(2)                    (60)             (71)             (74)
     Plus:  Market risk-equivalent assets                 370              242               76
            Net unrealized holding gains(4)                 2                3               --
------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                   79,945           74,663           73,411
     Less:  Excess allowance for loan losses(3)            --               --               --
------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                   $ 79,945         $ 74,663         $ 73,411
                                                     ========         ========         ========

AVERAGE QUARTERLY TOTAL ASSETS                       $ 81,295         $ 78,968         $ 75,886
                                                     ========         ========         ========

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                  7.84 %           7.21 %           7.01 %
     Total risk-adjusted capital ratio                  11.94            11.69            11.61
     Leverage ratio(5)                                   7.85             6.95             6.88
------------------------------------------------------------------------------------------------
(1)  Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

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

           In March 1998, McDonald Investments Inc. ("McDonald"), now a subsidiary of the Corporation, participated as an initial purchaser in an offering to institutional investors of certain securities of Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company, and certain NSM affiliates, including $452 million in debt securities and related warrants (the "Securities"). The offering was part of the financing of an NSM steel mini-mill located in Chonburi, Thailand. McDonald served as a financial advisor to NSM and was an initial purchaser of approximately $44 million of the Securities. On December 24, 1998, holders of Securities gave a Notice of Default alleging a number of defaults under the terms of the Securities. At present, NSM is attempting to negotiate a restructuring of its obligations, including those owed to holders of the Securities and other creditors.

           Certain purchasers of Securities have commenced litigation against McDonald and other parties in California, Connecticut, Minnesota, New Jersey and New York, claiming that McDonald, the other initial purchasers and certain other third party service providers to NSM have violated certain state and federal securities and other laws. The lawsuits are based on alleged misstatements and omissions in the Offering Memorandum for the Securities, and on certain other information and oral statements allegedly provided to potential investors. In each lawsuit the plaintiffs allege misrepresentations relating to (among other things) the physical facilities at the mill, the management of the mill, the supply of inputs to the mill and the use of the proceeds of the offering.

           There are currently seven separate lawsuits pending against McDonald, as well as other defendants (two suits in Federal District Court in Minnesota; one suit in Federal District Court in New York; two suits in California; and one suit in each of Connecticut and New Jersey). Each of the lawsuits was commenced by a different group of purchasers of the Securities. The aggregate amount of Securities alleged to have been purchased by the plaintiffs in these seven lawsuits is at least $240 million. While the relief claimed in the lawsuits varies, generally speaking, the plaintiffs seek recision of the sale of the Securities, compensatory damages, legal fees, expenses, and in the case of the New Jersey action (which currently covers $107 million of Securities), treble damages consistent with applicable law, exemplary damages and civil penalties.

           McDonald is vigorously defending these actions and has filed, or will file, responses to each complaint denying liability.

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

           In general, the Retail Credit Policy establishes a uniform charge-off policy at 120 and 180 days delinquency for closed-end and open-end credit, respectively, provides uniform guidance for loans affected by bankruptcy, fraud, and death, establishes guidelines for re-aging, extending, deferring, or rewriting past due accounts, classifies certain delinquent residential mortgage and home equity loans, and broadens recognition of partial payments that qualify as full payments. Changes made by the Retail Credit Policy which involve manual adjustments to an institution's policies and procedures were required to be implemented by June 30, 1999, while changes involving programming resources are required to be implemented by December 31, 2000. Key was not impacted by any changes involving manual adjustments to its policies and procedures at June 30, 1999. The definitive financial impact on Key from implementing the Retail Credit Policy is not presently known. However, based upon its estimate of the impact of applying the Retail Credit Policy against Key's existing retail portfolio, management anticipates that implementing the Retail Credit Policy at December 31, 2000, will not have a material adverse effect on Key's financial condition and results of operations, but will result in the acceleration of certain charge-offs for which an Allowance has already been provided.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           (10.1) First Amendment to Form of Change of Control Agreement between KeyCorp and Certain Executive Officers

           (10.2) Second Amendment to Employment Agreement between KeyCorp and Henry Meyer III

           (10.3)     KeyCorp Automatic Deferral Plan

           (10.4)     First Amendment to the KeyCorp Excess Cash Balance Pension
                      Plan

           (10.5)     First Amendment to the KeyCorp Supplemental Retirement
                      Plan

           (10.6) Third Amendment to the KeyCorp Supplemental Retirement Benefit Plan

           (10.7) Third Amendment to the KeyCorp Supplemental Retirement Benefit Plan for Key Executives

           (15)       Acknowledgment Letter of Independent Auditors

           (27)       Financial Data Schedule (filed electronically only)

       (b) Reports on Form 8-K

         July 16, 1999 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on July 15, 1999, the Registrant issued a press release announcing its earnings results for the three- and six-month periods ended June 30, 1999.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 1999.

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

                                                    KEYCORP
                                          -----------------------------
                                                  (Registrant)


Date:  November 10, 1999                       /s/ Lee Irving
                                          -----------------------------
                                               By: Lee Irving
                                                   Executive Vice President
                                                   And Chief Accounting Officer