Form 10-K
period 1999-12-31
KEYCORP /NEW/
filed 2000-03-22
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                   34-6542451
                    ---------------------------------------
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,476,315,903 at February 29, 2000. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 29, 2000.)

                               441,406,105 Shares
--------------------------------------------------------------------------------
     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 29, 2000)

Certain specifically designated portions of KeyCorp's 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                          PAGE
NUMBER                                                                        NUMBER
------                                                                        ------
                                     PART I
   1      Business....................................................           1
   2      Properties..................................................           7
   3      Legal Proceedings...........................................           7
   4      Submission of Matters to a Vote of Security Holders.........           8

                                    PART II
   5      Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................           8
   6      Selected Financial Data.....................................           8
   7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................           8
   7A     Quantitative and Qualitative Disclosures about Market
            Risk......................................................           8
   8      Financial Statements and Supplementary Data.................           9
   9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................           9

                                    PART III
  10      Directors and Executive Officers of the Registrant..........           9
  11      Executive Compensation......................................           9
  12      Security Ownership of Certain Beneficial Owners and
            Management................................................           9
  13      Certain Relationships and Related Transactions..............           9

                                    PART IV
  14      Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................          10
          Signatures..................................................          14
          Exhibits....................................................          15

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

KeyCorp is a legal entity separate and distinct from its banking and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of KeyCorp's banking and other subsidiaries is subject to the prior claims of the respective creditors of such banking and other subsidiaries, except to the extent that KeyCorp's claims in its capacity as creditor of such banking and other subsidiaries may be recognized.

KeyCorp, organized in 1958 under the laws of the state of Ohio and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), is headquartered in Cleveland, Ohio. At December 31, 1999, it was one of the nation's largest integrated multi-line financial services companies with consolidated total assets of $83 billion. Its subsidiaries provide a wide range of investment management, retail and commercial banking, consumer finance and investment banking products and services to corporate, individual and institutional clients through four lines of business: Key Retail Banking, Key Specialty Finance, Key Corporate Capital and Key Capital Partners. As of December 31, 1999, these services are provided across much of the country through banking subsidiaries operating 936 full-service branches in 13 states, a 24-hour telephone banking call center and 2,516 ATMs in 15 states. Additional information pertaining to the four business lines referred to above is included in the "Line of Business Results" section beginning on page 29 and in Note 4 ("Line of Business Results"), beginning on page 61 of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders and is incorporated herein by reference. KeyCorp and its subsidiaries have 24,568 full-time equivalent employees as of December 31, 1999.

In addition to the customary banking services of accepting deposits and making loans, KeyCorp's bank and trust company subsidiaries provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary banks, trust companies and registered investment adviser subsidiaries, KeyCorp provides investment management services to individual and institutional clients, including large corporate and public retirement plans, foundations and endowments, high net worth individuals and Taft-Hartley plans (i.e., multiemployer trust funds established for providing pension, vacation or other benefits to employees that are established in accordance with applicable law). In addition, investment management subsidiaries serve as investment advisers to proprietary mutual funds offered by other KeyCorp affiliates.

KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident and health insurance on loans made by subsidiary banks, venture capital, community development financing, securities underwriting and brokerage, automobile financing and other financial services. KeyCorp is an equity participant in a joint venture with Key Merchant Services, LLC, which provides merchant services to businesses.

The following financial data is included in the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

               DESCRIPTION OF FINANCIAL DATA                  PAGE
               -----------------------------                  ----
Selected Financial..........................................   28
Average Balance Sheets, Net Interest Income and
  Yields/Rates..............................................   32
Components of Net Interest Income Changes...................   35
Composition of Loans........................................   42
Maturities and Sensitivity of Certain Loans to Changes in
  Interest Rates............................................   44
Securities Available for Sale...............................   44
Investment Securities.......................................   45
Allocation of the Allowance for Loan Losses.................   46
Summary of Loan Loss Experience.............................   47
Summary of Nonperforming Assets and Past Due Loans..........   48
Maturity Distribution of Time Deposits of $100,000 or
  More......................................................   48
Impaired Loans and Other Nonperforming Assets...............   65
Short-Term Borrowings.......................................   65

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

MERGERS, ACQUISITIONS AND DIVESTITURES

The information presented in Note 3 ("Mergers, Acquisitions and Divestitures"), beginning on page 60 of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders is incorporated herein by reference.

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

In recent years, mergers between financial institutions have led to greater concentration in the banking industry and placed added competitive pressure on Key's core banking services. In addition, competition is expected to intensify as a consequence of the financial modernization laws that were recently enacted and permit qualifying financial institutions to expand into other activities. For example, commercial banks are now permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See "Interstate Banking and Branching" and "Financial Modernization Legislation" below.

SUPERVISION AND REGULATION

The following discussion addresses certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information regarding Key. The regulatory framework is intended primarily for the protection of customers and depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and generally is not intended for the protection of security holders.

Set forth below is a brief discussion of selected laws, regulations, and regulatory agency policies applicable to Key. Such discussion is not intended to be comprehensive, and is qualified in its entirety by reference to the full text of such statutes, regulations, and regulatory agency policies. Changes in applicable laws, regulations, and regulatory agency policies cannot necessarily be predicted, but may have a material effect on Key's business, financial condition and results of operation.

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in commercial or industrial activities. KeyCorp's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal banking agencies. KeyCorp operates two full-service, FDIC-insured national bank subsidiaries, KeyBank National Association ("KeyBank") and Key Bank USA, National Association ("KeyBank USA"), and six national bank subsidiaries whose activities are limited to those of a fiduciary. All of KeyCorp's national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Because the deposits in KeyBank and KeyBank USA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over both banking subsidiaries.

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies and self-regulated organizations. For example, KeyCorp's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. or the New York Stock Exchange and state securities regulators; KeyCorp's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp may be subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

Dividend Restrictions

The principal source of cash flow to KeyCorp, including cash flow to pay dividends on its common shares and debt service on its indebtedness, is dividends from its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends that may be paid by KeyCorp's banking subsidiaries without regulatory approval. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of:
(i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. All of KeyCorp's national bank subsidiaries are subject to these restrictions. In addition, if, in the opinion of a Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDIA"), an insured depository institution may not pay any dividend if payment would cause it to become less than "adequately capitalized." See "Regulatory Capital Standards and Related Matters--Prompt Corrective Action." The FDIA also prohibits the payment of any dividend while the institution is in default in the payment of any assessment due to the FDIC. Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Holding Company Structure

Transactions Involving Banking Subsidiaries. KeyCorp's national bank subsidiaries (and their subsidiaries) are subject to Federal Reserve Act provisions which impose qualitative standards and quantitative limitations upon certain transactions with or involving KeyCorp (and its nonbank subsidiaries which are not subsidiaries of KeyCorp's national banks). Transactions covered by these provisions, which include loans and other extensions of credit as well as purchases and sales of assets, must be on arm's length terms, cannot exceed certain amounts which are determined with reference to the bank's regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For example, the aggregate of all such outstanding covered transactions by KeyBank and KeyBank USA, including their subsidiaries, with or involving KeyCorp and its nonbank subsidiaries which are not subsidiaries of KeyBank and KeyBank USA was limited at December 31, 1999, to approximately $1.8 billion. As a result, these provisions materially restrict the ability of KeyCorp's national bank subsidiaries and their subsidiaries to fund KeyCorp and its nonbank subsidiaries which are not subsidiaries of KeyCorp's national banks.

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required by the Federal Reserve Board at times when KeyCorp may not have the resources to provide it, or, for other reasons, would not otherwise be inclined to provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Liability of Commonly Controlled Institutions. Under the FDIA, an insured depository institution which is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution which is in danger of default. The term "default" is defined generally to mean the appointment of a conservator or receiver and the term "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Uniform Retail Credit Policy. On February 10, 1999, the Federal banking agencies published their final Uniform Retail Credit Classification and Account Management Policy (the "Retail Credit Policy"), which revises their 1980 Uniform Policy for Classification of Consumer Installment Credit Based on Delinquency Status. The Retail Credit Policy applies to all financial institutions which file call reports or thrift financial reports with a Federal banking agency. In general, the Retail Credit Policy establishes a uniform charge-off policy for closed-end and open-end credit, respectively, provides uniform guidance for loans affected by bankruptcy, fraud, and death, establishes guidelines for re-aging, extending, deferring, or rewriting past due accounts, classifies certain delinquent residential mortgage and home equity loans, and broadens recognition of partial payments that qualify as full payments. Key anticipates implementing these new guidelines prior to the required date of December 31, 2000, and perhaps as early as the first quarter of 2000. Based upon current estimates, management expects that the implementation will accelerate up to $60 million of Key's consumer loan charge-offs which might otherwise have occurred at later dates. Key's allowance already includes an allocation for these potential losses.

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

Bank holding companies, such as KeyCorp, whose trading activities exceed specified levels are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 1999, Key's Tier 1 and total capital to risk-weighted assets ratios were 7.68% and 11.66%, respectively, which include all required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board's leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4%. Neither KeyCorp nor any of its banking subsidiaries has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. At December 31, 1999, Key's Tier 1 capital leverage ratio was 7.77%.

KeyCorp's national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 1999, each of these banking subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

Besides establishing regulatory minimum ratios of capital to assets for all bank holding companies and their banking subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks which are not taken into account in the computation of the capital ratios yet affect the overall supervisory evaluation of a banking organization's regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. The Federal Reserve Board and OCC have published new proposals in 2000 to amend the risk-based capital treatment of recourse obligations, direct credit substitutes and securitized transactions, replacing earlier proposals that were not acted upon in 1999.

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

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized -- using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% or greater and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 1999, each KeyCorp insured depository institution subsidiary met the requirements for the "well capitalized" capital category. An institution's prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its banking subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

FDIC DEPOSIT INSURANCE AND FINANCING CORPORATION BOND ASSESSMENTS

Because substantially all of the deposits of KeyCorp's depository institution subsidiaries are insured up to applicable limits by the FDIC, these subsidiaries are subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 1999 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution's capitalization and Federal supervisory evaluation. Each of KeyCorp's depository institution subsidiaries in 1999 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key's earnings.

Beginning in 1997, all BIF-member institutions were required to join with SAIF-member institutions in servicing the approximately $793 million of annual interest on 30-year non-callable bonds issued by the Financing Corporation ("FICO") in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO bond assessments are separate from and in addition to deposit insurance premium assessments and, unlike deposit insurance premium assessments, do not vary with the depository institution's capitalization and Federal supervisory evaluation. Federal law required the FICO assessment rate on BIF assessable deposits to be one-fifth of that imposed on SAIF assessable deposits through 1999. For 1999, the average annualized FICO assessment rates were $.05925 per $100 of SAIF-assessable deposits and $.01185 per $100 of BIF-assessable deposits, resulting in approximately $6 million of FICO assessments paid by Key for 1999. Starting in 2000, BIF and SAIF FICO assessment rates equalize, with an annualized rate for the first quarter of 2000 of $.02120 per $100 of all FICO assessable deposits. As a result of this assessment rate equalization, Key's FICO assessment expense for the first quarter of 2000 increased 51% over such expense for the first quarter of 1999.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted into Federal law. The Interstate Act generally authorizes bank holding companies to acquire banks located in any state, and also generally permits FDIC-insured banks located in different states to merge, allowing the resulting institution to operate interstate branches. In addition, the Interstate Act allows an FDIC-insured bank to establish (or acquire) and operate a branch in a state in which such bank does not maintain a branch if that state expressly permits such transactions. Using the authority conferred by the Interstate Act, the number of FDIC-insured depository institutions operated by KeyCorp has been reduced to two -- KeyBank and KeyBank USA.

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act of 1999 (the "GLBA") was enacted on November 12, 1999, providing for a range of new activities for qualifying financial institutions. The GLBA repeals significant provisions of the Glass Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modifies the BHCA to permit bank holding companies that meet certain specified standards (known as "financial holding companies") to engage in a broader range of financial activities than previously permitted under the BHCA, and allows subsidiaries of commercial banks that meet certain specified standards (known as "financial subsidiaries") to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances.

On February 11, 2000, KeyCorp filed with the Federal Reserve Board its declaration of election to become a financial holding company. It is not presently known, however, to what extent KeyCorp and its subsidiaries will utilize the broader range of financial activities available to KeyCorp as a financial holding company.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KeyBank and KeyBank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 1999, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the banking subsidiaries of KeyCorp owned 520 of their branch banking offices and leased 416 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-years from inception. Additional information pertaining to Key's properties is presented in Note 1 ("Summary of Significant Accounting Policies"), beginning on page 57 of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders and is incorporated herein by reference.

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

In March 1998, McDonald Investments Inc. ("McDonald"), now a subsidiary of KeyCorp, participated as an initial purchaser in an offering to institutional investors of certain securities of Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company, and certain NSM affiliates, including approximately $452 million in debt securities and related warrants (the "Securities"). The offering was part of the financing of an NSM steel mini-mill located in Chonburi, Thailand. McDonald served as a financial advisor to NSM and was an initial purchaser of approximately $44 million of the Securities. On December 24, 1998, holders of Securities gave a Notice of Default alleging a number of defaults under the terms of the Securities. NSM is currently working toward a restructuring of its obligations, including obligations to holders of the Securities and other creditors.

Certain purchasers of Securities have commenced litigation against McDonald and other parties in California, Connecticut, Illinois, Minnesota, New Jersey and New York, claiming that McDonald, the other initial purchasers and certain other third party service providers to NSM have violated certain state and federal securities and other laws. The lawsuits are based on alleged misstatements and omissions in the Offering Memorandum for the Securities, and on certain other information and oral statements allegedly provided to potential investors. In each lawsuit the plaintiffs allege misrepresentations relating to (among other things) the physical facilities at the mill, the management of the mill, the supply of inputs to the mill and the use of the proceeds of the offering.

There are currently pending eight separate lawsuits brought by purchasers of the Securities against McDonald, as well as other defendants (two suits in Federal District Court in Minnesota; one suit in Federal District Court in New York; two suits in California; and one suit in each of Connecticut, Illinois and New Jersey). The aggregate amount of Securities alleged to have been purchased by the plaintiffs in these eight lawsuits is at least $257 million. While the relief claimed in the lawsuits varies, generally speaking, the plaintiffs seek rescission of the sale of the Securities, compensatory damages, legal fees, expenses, and in the case of the New Jersey action (which currently covers approximately $107 million face value of Securities), treble damages consistent with applicable law, exemplary damages and civil penalties.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders are incorporated herein by reference:

                                                              PAGE
                                                              ----
Discussion of common shares and shareholder information
  presented in the capital and dividends section............   49
Presentation of quarterly market price and cash dividends
  per common share..........................................   51
Discussion of dividend restrictions presented in Note 16
  ("Commitments, Contingent Liabilities and Other
  Disclosures").............................................   71

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 28 of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 26 through 51 of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption "Market risk management" presented on pages 35 through 37 of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 51 and on pages 53 through 76, respectively, of the Financial Review section of KeyCorp's 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 18, 2000, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 14, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 18, 2000, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 18, 2000, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its final proxy statement on or before April 14, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 18, 2000, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 14, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 18, 2000, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 14, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp's 1999 Annual Report to
Shareholders:

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors.........    52
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................    53
  Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997.......................    54
  Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 1999, 1998 and 1997...    55
  Consolidated Statements of Cash Flow for the Years Ended
     December 31, 1999, 1998 and 1997.......................    56
  Notes to Consolidated Financial Statements................    57

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) EXHIBITS*

      3.1 Amended and Restated Articles of Incorporation of KeyCorp filed on November 13, 1998, as Exhibit 3 to Form 10-Q, and incorporated herein by reference.

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

     10.1          Form of Change of Control Agreement between KeyCorp and
                   Certain Executive Officers of KeyCorp, effective November
                   20, 1997, filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.2 First Amendment to Form of Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, filed as Exhibit 10.1 to Form 10-Q for the quarter ended
                   September 30, 1999, and incorporated herein by reference.

     10.3 Form of Stock Performance Option Grants between KeyCorp and certain executive officers of KeyCorp, dated January 15, 1997, filed as Exhibit 10.35 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.4          Form of Stock Performance Option Grants between KeyCorp and
                   Robert W. Gillespie, dated January 2, 1998, filed as Exhibit
                   10.7 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.5          Form of Premium Priced Option Grant between KeyCorp and
                   Robert W. Gillespie dated January 13, 1999, filed as Exhibit
                   10.2 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.


     10.6          Form of Premium Priced Option Grant between KeyCorp and
                   Henry L. Meyer III, dated January 13, 1999, filed as Exhibit
                   10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

     10.7 Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie, effective November 21, 1996, filed as Exhibit 10.33 to Form 10-K for the year ended December
                   31, 1996, and incorporated herein by reference.

     10.8 First Amendment to Amended and Restated Employment Agreement between KeyCorp and Robert W. Gillespie, dated December 7,
                   1998, filed as Exhibit 10.10 to Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference.

     10.9          Second Amendment to Amended and Restated Employment
                   Agreement between KeyCorp and Robert W. Gillespie, dated
                   November 23, 1999.

     10.10 Employment Agreement between KeyCorp and Henry L. Meyer III, dated May 5, 1997, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.11         Amendment to Employment Agreement between KeyCorp and Henry
                   L. Meyer III, dated November 20, 1997, filed as Exhibit
                   10.10 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.12         Second Amendment to Employment Agreement between KeyCorp and
                   Henry Meyer III, dated July 21, 1999, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.13 Letter Agreement between KeyCorp and Thomas C. Stevens, dated May 10, 1996 as amended April 7, 1997, filed as
                   Exhibit 10.12 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.14 Employment Agreement among KeyCorp, William B. Summers, Jr., and McDonald & Company Securities, Inc., dated June 14,
                   1998.

     10.15         KeyCorp Long-Term Cash Incentive Compensation Plan (January
                   1, 1997 Restatement) filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.16         KeyCorp Long-Term Incentive Plan (January 1, 1998) filed as
                   Exhibit 10.3 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.17         KeyCorp Annual Incentive Plan (December 21, 1999
                   Restatement).

     10.18         KeyCorp Amended and Restated 1991 Equity Compensation Plan
                   (Amended as of May 6, 1998). The Amendment filed as Exhibit
                   10 to Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

     10.19         Society Corporation 1988 Stock Option Plan, amended as of
                   September 19, 1996, filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.20         KeyCorp 1988 Stock Option Plan as Amended and Restated as of
                   September 19, 1996, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.21 McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference.

     10.22         McDonald & Company Investments, Inc. 1995 Key Employees
                   Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.


     10.23         KeyCorp Directors' Stock Option Plan (November 17, 1994
                   Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.24 KeyCorp 1997 Stock Option Plan for Directors as amended and restated on April 21, 1999, filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

     10.25         KeyCorp Umbrella Trust for Directors, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.28 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.26         Amended and Restated Director Deferred Compensation Plan
                   (May 6, 1998 Amendment and Restatement) filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

     10.27         KeyCorp Directors' Survivor Benefit Plan, effective
                   September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.28 KeyCorp Excess 401(k) Savings Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.29         KeyCorp Excess Cash Balance Pension Plan (Amended and
                   Restated as of January 1, 1998), filed as Exhibit 10.34 to
                   Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.30 First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.31 KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.32         KeyCorp Automatic Deferral Plan, filed as Exhibit 10.3 to
                   Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.33 Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April
                   1, 1997, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.34         Trust Agreement (Executive Benefits Rabbi Trust), dated
                   November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

     10.35         KeyCorp Umbrella Trust for Executives, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.27 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.36 KeyCorp Supplemental Retirement Plan, amended, restated and effective August 1, 1996, filed as Exhibit 10.32 to Form
                   10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.37 First Amendment to KeyCorp Supplemental Retirement Plan, effective July 1, 1999, filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.38         KeyCorp Supplemental Retirement Benefit Plan, effective
                   January 1, 1981, restated August 16, 1990, amended January
                   1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form
                   10-K for the year ended December 31, 1998, and incorporated herein by reference.


     10.39         Third Amendment to KeyCorp Supplemental Retirement Benefit
                   Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form
                   10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.40 KeyCorp Executive Supplemental Pension Plan, amended, restated and effective August 1, 1996, filed as Exhibit
                   10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.41         First Amendment to KeyCorp Executive Supplemental Pension
                   Plan, effective January 1, 1997, filed as Exhibit 10.27 to
                   Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.42         KeyCorp Supplemental Retirement Benefit Plan for Key
                   Executives, effective July 1, 1990, restated August 16,
                   1990, amended as of January 1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.43         Third Amendment to KeyCorp Supplemental Retirement Benefit
                   Plan for Key Executives, effective July 1, 1999, filed as
                   Exhibit 10.7 to Form 10-Q for the quarter ended September
                   30, 1999, and incorporated herein by reference.

     10.44 KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.24 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.45 KeyCorp Universal Life Insurance Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     10.46         KeyCorp Supplemental Long Term Disability Plan filed as
                   Exhibit 10.15 to Form 10-K for the year ended December 31,
                   1993, and incorporated herein by reference.

     10.47 Old KeyCorp Supplemental Disability Plan (Specimen Document) filed as Exhibit 10.17 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     12            Statement re: Computation of Ratios.

     13            KeyCorp 1999 Annual Report to Shareholders.

     21            Subsidiaries of the Registrant.

     23            Consent of Independent Auditors.

     24            Powers of Attorney.

     27            Financial Data Schedule.

KeyCorp hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

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

(b) REPORTS ON FORM 8-K

October 22, 1999 -- The Registrant's October 21, 1999, press release announcing its earnings results for the three-month and nine-month periods ended September 30, 1999.

December 15, 1999 -- The Registrant's November 23, 1999, press release announcing initiatives to improve operating efficiency and enhance earnings growth.

No other reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                          KEYCORP

                                          /s/  THOMAS C. STEVENS
                                          --------------------------------------
                                          THOMAS C. STEVENS
                                          Senior Executive Vice President,
                                          General Counsel and Secretary
                                          March 16, 2000

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

         SIGNATURE                   TITLE
         ---------                   -----

* Robert W. Gillespie         Chairman, Chief
                              Executive Officer
                              (Principal Executive
                              Officer) and
                              Director

* K. Brent Somers             Senior Executive
                              Vice President and
                              Chief Financial
                              Officer (Principal
                              Financial Officer)

* Lee G. Irving               Executive Vice
                              President and Chief
                              Accounting Officer
                              (Principal
                              Accounting Officer)

* Cecil D. Andrus             Director

* William G. Bares            Director

* Albert C. Bersticker        Director

         SIGNATURE                   TITLE
         ---------                   -----

* Edward P. Campbell          Director

* Dr. Carol A. Cartwright     Director

* Thomas A. Commes            Director

* Kenneth M. Curtis           Director

* Henry S. Hemingway          Director

* Charles R. Hogan            Director

* Douglas J. McGregor         Director

* Henry L. Meyer III          President, Chief
                              Operating Officer
                              and Director

* Bill R. Sanford             Director

* Ronald B. Stafford          Director

* Dennis W. Sullivan          Director

* Peter G. Ten Eyck, II       Director

                                          /s/ Thomas C. Stevens

                                          * By Thomas C. Stevens,
                                            attorney-in-fact
                                            March 16, 2000