Form 10-Q
period 2000-03-31
KEYCORP /NEW/
filed 2000-05-12
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                     [LOGO]
                                     KEYCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    OHIO                                          34-6542451
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   127 PUBLIC SQUARE, CLEVELAND, OHIO                             44114-1306
----------------------------------------                     -------------------
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
Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each               434,780,405 Shares
-----------------------------------------        -------------------------------
          (Title of class)                       (Outstanding at April 28, 2000)

                                     KEYCORP

                                TABLE OF CONTENTS

                            PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                         Page Number
           --------------------                                         -----------
           Consolidated Balance Sheets --
              March 31, 2000, December 31, 1999 and March 31, 1999            3

           Consolidated Statements of Income --
              Three months ended March 31, 2000 and 1999                      4

           Consolidated Statements of Changes in Shareholders' Equity --
              Three months ended March 31, 2000 and 1999                      5

           Consolidated Statements of Cash Flow --
              Three months ended March 31, 2000 and 1999                      6

           Notes to Consolidated Financial Statements                         7

           Independent Accountants' Review Report                            23

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      24

Item 3.    Quantitative and Qualitative Disclosure of Market Risk            55



                              PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 55

Item 5.    Other Information                                                 56

Item 6.    Exhibits and Reports on Form 8-K                                  56

           Signature                                                         57


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets

                                                                                            MARCH 31,   DECEMBER 31,      MARCH 31,
dollars in millions                                                                             2000           1999           1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)                   (UNAUDITED)
ASSETS
Cash and due from banks                                                                      $ 2,757        $ 2,816        $ 2,981
Short-term investments                                                                         2,567          1,860          1,630
Securities available for sale                                                                  6,269          6,665          6,778
Investment securities (fair value: $1,063, $998 and $1,031)                                    1,053            986          1,005
Loans, net of unearned income of $1,618, $1,621 and $1,479                                    64,064         64,222         61,045
      Less: Allowance for loan losses                                                            979            930            930
------------------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                               63,085         63,292         60,115
Premises and equipment                                                                           761            797            863
Goodwill                                                                                       1,378          1,389          1,435
Other intangible assets                                                                           56             60             72
Corporate owned life insurance                                                                 2,132          2,110          2,032
Other assets                                                                                   3,446          3,420          3,081
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                           $83,504        $83,395        $79,992
                                                                                             =======        =======        =======

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                                      $ 8,283        $ 8,607        $ 8,601
    Interest-bearing                                                                          34,718         33,390         32,555
Deposits in foreign office -- interest-bearing                                                 3,035          1,236            167
------------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                          46,036         43,233         41,323
Federal funds purchased and securities sold under repurchase agreements                        2,621          4,177          4,336
Bank notes and other short-term borrowings                                                     8,015          8,439          8,242
Other liabilities                                                                              4,312          4,033          3,285
Long-term debt                                                                                14,784         15,881         15,457
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of the Corporation
    (See Note 9)                                                                               1,243          1,243          1,244
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                       77,011         77,006         73,887


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                          --             --             --
Common shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                                    492            492            492
Capital surplus                                                                                1,406          1,412          1,409
Retained earnings                                                                              6,077          5,833          5,369
Loans to ESOP trustee                                                                            (24)           (24)           (34)
Treasury stock, at cost (54,299,186, 48,462,243 and 44,066,638 shares)                        (1,301)        (1,197)        (1,075)
Accumulated other comprehensive loss                                                            (157)          (127)           (56)
------------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                               6,493          6,389          6,105
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                             $83,504        $83,395        $79,992
                                                                                             =======        =======        =======
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                  Consolidated Statements of Income (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
dollars in millions, except per share amounts                                        2000              1999
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                            $  1,347          $  1,250
Taxable investment securities                                                           4                 4
Tax-exempt investment securities                                                        6                 9
Securities available for sale                                                         112                97
Short-term investments                                                                 20                21
------------------------------------------------------------------------------------------------------------
    Total interest income                                                           1,489             1,381

INTEREST EXPENSE
Deposits                                                                              377               309
Federal funds purchased and securities sold under repurchase agreements                48                54
Bank notes and other short-term borrowings                                            126               119
Long-term debt, including capital securities                                          267               214
------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            818               696
------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                   671               685
Provision for loan losses                                                             183               111
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                   488               574

NONINTEREST INCOME
Trust and asset management income                                                     115               106
Investment banking and capital markets income                                          89                66
Service charges on deposit accounts                                                    86                81
Brokerage income                                                                       45                42
Corporate owned life insurance income                                                  25                24
Credit card fees                                                                        6                10
Net loan securitization gains                                                           2                32
Net securities gains                                                                    1                 4
Gains from other divestitures                                                         332               148
Other income                                                                          105               102
------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                          806               615

NONINTEREST EXPENSE
Personnel                                                                             382               372
Net occupancy                                                                          57                59
Computer processing                                                                    59                54
Equipment                                                                              48                56
Marketing                                                                              22                25
Amortization of intangibles                                                            25                28
Professional fees                                                                      19                15
Restructuring charges                                                                   7                --
Other expense                                                                         108               145
------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                         727               754

INCOME BEFORE INCOME TAXES                                                            567               435
Income taxes                                                                          200               142
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $    367          $    293
                                                                                 ========          ========
Per common share:
    Net income                                                                   $    .83          $    .65
    Net Income - assuming dilution                                                    .83               .65
Weighted average common shares outstanding (000)                                  441,834           449,520
Weighted average common shares and potential common
    shares outstanding (000)                                                      443,757           454,197
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

                                                                                                      ACCUMULATED
                                                                              LOANS TO   TREASURY           OTHER
                                                COMMON   CAPITAL   RETAINED       ESOP     STOCK,   COMPREHENSIVE    COMPREHENSIVE
dollars in millions, except per share amounts   SHARES   SURPLUS   EARNINGS    TRUSTEE    AT COST   (LOSS) INCOME           INCOME
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                      $492    $1,412     $5,192       $(34)   $  (923)          $  28
Net income                                                              293                                                  $293
Other comprehensive income:
       Net unrealized gains on securities
           available for sale, net of income
           taxes of $(45) (a)                                                                                 (84)            (84)
                                                                                                                     -------------
                  Total comprehensive income                                                                                 $209
                                                                                                                             ====
Cash dividends on common shares
       ($.26 per share)                                                (116)
Issuance of common shares:
       Employee benefit and dividend
           reinvestment plans - 925,769
           net shares                                         (3)                              22
Repurchase of common shares - 5,555,224 shares                                               (174)
------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                         $492    $1,409     $5,369       $(34)   $(1,075)          $ (56)
                                                  ====    ======     ======       ====    =======           =====
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                      $492    $1,412     $5,833       $(24)   $(1,197)          $(127)
Net income                                                              367                                                  $367
Other comprehensive losses:
       Net unrealized losses on securities
           available for sale, net of income
           taxes of $(19) (a)                                                                                 (29)            (29)
       Foreign currency translation adjustments                                                                (1)             (1)
                                                                                                                     -------------
                  Total comprehensive income                                                                                 $337
                                                                                                                             ====
Cash dividends on common shares
       ($.28 per share)                                                (123)
Issuance of common shares:
       Employee benefit and dividend
           reinvestment plans - 528,057
           net shares                                         (6)                              13
Repurchase of common shares-6,365,000 shares                                                 (117)
------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                         $492    $1,406     $6,077       $(24)   $(1,301)          $(157)
                                                  ====    ======     ======       ====    =======           =====
------------------------------------------------------------------------------------------------------------------

(a)  Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

                Consolidated Statements of Cash Flow (Unaudited)

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                 ----------------------------
in millions                                                                                           2000              1999
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                         $   367           $   293
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                          183               111
    Depreciation expense and software amortization                                                      71                71
    Amortization of intangibles                                                                         25                28
    Net gains from divestitures                                                                       (332)             (148)
    Net securities gains                                                                                (1)               (4)
    Net gains from loan securitizations and sales                                                       (9)              (42)
    Deferred income taxes                                                                               57               100
    Net (increase) decrease in mortgage loans held for sale                                           (383)               95
    Net increase in trading account assets                                                            (135)             (304)
    Net decrease in accrued restructuring charges                                                      (20)               (1)
    Other operating activities, net                                                                    209                16
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               32               215
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                                 (992)           (1,678)
Proceeds from loan securitizations and sales                                                         2,087             2,093
Purchases of investment securities                                                                     (83)              (66)
Proceeds from sales of investment securities                                                             5                --
Proceeds from prepayments and maturities of investment securities                                       33                55
Purchases of securities available for sale                                                             (20)           (3,287)
Proceeds from sales of securities available for sale                                                    73                51
Proceeds from prepayments and maturities of securities available for sale                              225             2,116
Net (increase) decrease in other short-term investments                                               (573)              648
Purchases of premises and equipment                                                                    (19)              (23)
Proceeds from sales of premises and equipment                                                           13                21
Proceeds from sales of other real estate owned                                                           5                 7
Cash used in acquisitions, net of cash acquired                                                       (357)               --
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                    397               (63)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                  2,803            (1,260)
Net decrease in short-term borrowings                                                               (1,980)           (1,638)
Net proceeds from issuance of long-term debt, including capital securities                             393             3,336
Payments on long-term debt, including capital securities                                            (1,470)             (628)
Purchases of treasury shares                                                                          (117)             (174)
Net proceeds from issuance of common stock                                                               6                13
Cash dividends                                                                                        (123)             (116)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                                 (488)             (467)
-----------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                                (59)             (315)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                       2,816             3,296
-----------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $ 2,757           $ 2,981
                                                                                                   =======           =======
-----------------------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
    Interest paid                                                                                  $   754           $   701
    Income taxes received                                                                               49                18
    Net amount received on portfolio swaps                                                               5                 1
Noncash items:
    Reclassification of financial instruments from loans to securities available for sale               --           $   374
    Fair value of Concord EFS, Inc. shares received                                                     --               170
    Carrying amount of Electronic Payment Services, Inc. shares divested                                --                36
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                   Notes To Consolidated Financial Statements

                            1. Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key's 1999 Annual Report to Shareholders.

As used in these Notes, KeyCorp refers solely to the parent company and Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

Derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of SFAS 133." This new statement delays the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," until fiscal years beginning after June 15, 2000.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively called "derivatives") and for hedging activities. SFAS 133 requires that all derivatives be recognized on the balance sheet at fair value. Depending on the nature of the hedge, and the extent to which it is effective, the changes in fair value of the derivative will either be offset against the change in fair value of the hedged item (which also is recognized in earnings) or recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is deemed ineffective and all changes in the fair value of derivatives not designated as hedges will be recognized immediately in earnings.

Key will adopt the provisions of SFAS 133 as of January 1, 2001. Management is currently reviewing SFAS 133 to determine the extent to which the statement will alter Key's use of certain derivatives in the future and the impact on Key's financial condition and results of operations.

                          2. Earnings per Common Share

The computation of Key's basic and diluted earnings per common share is as follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
dollars in millions, except per share amounts                      2000               1999
-------------------------------------------------------------------------------------------
NET INCOME                                                     $    367           $    293
                                                               ========           ========
-------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average common shares outstanding (000)            441,834            449,520
    Effect of dilutive common stock options (000)                 1,923              4,677

-------------------------------------------------------------------------------------------
    Weighted average common shares and potential
        common shares outstanding (000)                         443,757            454,197
                                                               ========           ========
-------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per common share                                 $    .83           $    .65
   Net income per common share - assuming dilution                  .83                .65

-------------------------------------------------------------------------------------------

                        3. Acquisitions and Divestitures

Business acquisitions and divestitures that Key completed during 1999 and the first three months of 2000 are summarized below.

ACQUISITION

NATIONAL REALTY FUNDING L.C.
On January 10, 2000, Key purchased certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri, for $359 million in cash. Goodwill of approximately $10 million was recorded and is being amortized using the straight-line method over a period of 15 years.

DIVESTITURES

CREDIT CARD PORTFOLIO
On January 31, 2000, Key sold its credit card portfolio of $1.3 billion in receivables and nearly 600,000 active VISA and MasterCard accounts to Associates National Bank (Delaware). Key recognized a gain of $332 million ($207 million after tax), which is included in "gains from other divestitures" on the income statement.

COMPAQ CAPITAL EUROPE LLC AND COMPAQ CAPITAL ASIA PACIFIC LLC
On July 28, 1999, Key sold its 50% interests in Compaq Capital Europe LLC and Compaq Capital Asia Pacific LLC to Compaq Capital Corporation. Key and Compaq formed these limited liability companies in 1998 to provide customized equipment leasing and financing programs to Compaq's clients in the United Kingdom, Europe and Asia. Key recognized a gain of $13 million ($8 million after tax).

ELECTRONIC PAYMENT SERVICES, INC.
On February 28, 1999, Electronic Payment Services, Inc., an electronic funds transfer processor in which Key held a 20% interest, merged with a wholly owned subsidiary of Concord EFS, Inc. Key received 5,931,825 shares of Concord EFS in exchange for its Electronic Payment Services stock, and recognized a gain of $134 million ($85 million after tax), which is included in "gains from other divestitures" on the income statement. On June 17, 1999, Key sold its Concord EFS shares and recognized a gain of $15 million ($9 million after tax).

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold a 51% interest in Key Merchant Services, LLC, a wholly owned subsidiary formed to provide merchant credit card processing services, to NOVA Information Systems, Inc. Key recognized a $23 million gain ($14 million after tax) at the time of closing.

Under the terms of the agreement with NOVA, Key was entitled to receive additional payments if Key Merchant Services achieved certain revenue-related performance targets. These additional payments created a gain of $27 million ($17 million after tax) in the fourth quarter of 1998 and a final gain of $14 million ($9 million after tax) during the first quarter of 1999. These gains are included in "gains from other divestitures" on the income statement. Due to a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

BRANCH DIVESTITURES
On October 18, 1999, Key sold its Long Island franchise, which included 28 KeyCenters with $1.3 billion in deposits and $505 million in loans. This transaction resulted in a gain of $194 million ($122 million after tax).

                           4. Line of Business Results

Key's four major lines of business are Key Retail Banking, Key Specialty Finance, Key Corporate Capital and Key Capital Partners.

KEY RETAIL BANKING

Key Retail Banking delivers a complete line of branch-based financial products and services to small businesses and consumers. These products and services are delivered through 937 KeyCenters, a 24-hour telephone banking call center services group, 2,505 ATMs that access 13 different networks (resulting in one of the largest ATM networks in the United States) and a core team of relationship management professionals.

KEY SPECIALTY FINANCE

Key Specialty Finance provides indirect, non-branch-based consumer loan products, including automobile loans and leases, home equity loans, education loans, and marine and recreational vehicle loans. As of December 31, 1999, based on the volume of loans generated, Key Specialty Finance was one of the nation's leading providers of financing for education loans, automobile loans and leases, and purchases of marine and recreational vehicles.

KEY CORPORATE CAPITAL

Key Corporate Capital offers a complete range of financing, transaction processing and financial advisory services to corporations nationwide, and operates one of the largest bank-affiliated equipment leasing companies in the world, with operations in the United States, Europe and Asia. Based on total transaction volume, Key Corporate Capital is also one of the leading cash management providers in the United States.

Key Corporate Capital's business units are organized around six specialized industry client segments: commercial banking, commercial real estate, lease financing, structured finance, healthcare and media/telecommunications. These targeted client segments can receive a number of specialized services, including international banking, cash management and corporate finance advisory services. Key Corporate Capital also offers investment banking, capital markets, 401(k) and trust custody products in cooperation with Key Capital Partners.

KEY CAPITAL PARTNERS

Key Capital Partners provides asset management, wealth management, private banking, brokerage, investment banking, capital markets and insurance expertise. This line of business, which generates a substantial amount of Key's fee income, comprises three major business groups. One group, operating under the name McDonald Investments Inc., includes retail and institutional brokerage, equity and fixed income trading and underwriting, investment banking, capital markets products, loan syndication and trading, public finance and clearing operations. The second group, referred to as Key Asset Management, includes asset management, mutual funds, institutional asset services, wealth management and insurance. The third group, known as Key Principal Partners, includes equity capital, mezzanine finance and alliance funds. The future growth and success of Key Capital Partners depend heavily on its ability to capitalize on the corporate and retail banking distribution channels and client relationships that other Key lines of business have already developed.

The table that spans pages 10 and 11 shows selected financial data for each major line of business for the three-month periods ended March 31, 2000 and 1999. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of Key's four major businesses. In accordance with these policies:

* Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of funds transfer pricing is included in the "Treasury and Other" columns of the table.

* Indirect expenses, such as computer servicing costs and corporate overhead, were allocated based on the extent to which each line of business actually used the service.

* The provision for loan losses was allocated among the lines of business based primarily upon their actual net charge-offs, adjusted for loan growth and changes in risk profile. The level of the consolidated provision is based upon the methodology that Key uses to estimate its consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of significant accounting policies") under the heading "Allowance for loan losses" on page 58 of Key's 1999 Annual Report to Shareholders.


THREE MONTHS ENDED MARCH 31,                                 KEY RETAIL BANKING     KEY SPECIALTY FINANCE     KEY CORPORATE CAPITAL
                                                           --------------------     ---------------------     ---------------------
dollars in millions                                           2000         1999         2000         1999        2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                   $   288      $   288      $   127      $   140     $   259      $   238
Noninterest income                                              82           74           17           44          53           49
Revenue sharing (a)                                             16           16           --            1          32           30
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (b)                                              386          378          144          185         344          317
Provision for loan losses                                       18           16           25           32          27           20
Depreciation and amortization expense                           35           38           14           17          15           14
Other noninterest expense                                      178          187           68           66         121          115
Expense sharing (a)                                             13           12           --           --          20           20
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes (taxable equivalent)                142          125           37           70         161          148
Allocated income taxes and taxable equivalent adjustments       51           41           16           28          62           55
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $    91      $    84      $    21      $    42     $    99      $    93
                                                           =======      =======      =======      =======     =======      =======

Percent of consolidated net income                              25%          29%           6%          14%         27%          31%
Percent of total segments' net income                           38           37            9           18          42           41
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                      $10,472      $ 9,524      $14,660      $14,825     $30,769      $27,859
Total assets (b)                                            11,976       11,076       15,923       15,923      32,243       29,054
Deposits                                                    31,053       31,383          131          121       2,833        2,746
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio (g)                                         58.55%       62.70%       58.22%       44.86%      45.35%       47.00%
-----------------------------------------------------------------------------------------------------------------------------------


(a) Represents the assignment of Key Capital Partners' revenue and expense to the lines of business principally responsible for maintaining the relationships with the clients that used Key Capital Partners' products and services.

(b) Substantially all revenue generated by Key's major lines of business is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major lines of business are located in the United States.

(c) "Reconciling items" reflect certain nonrecurring items (which are included in noninterest income) and charges related to unallocated nonearning assets of corporate support functions (which are included in net interest income and allocated to the business segments through noninterest expense). Noninterest income includes a $332 million ($207 million after tax) gain from the sale of Key's credit card business in the first quarter of 2000. In the prior year, results include a $134 million ($85 million after tax) gain from the sale of Key's 20% interest in Electronic Payment Services, Inc. and a final $14 million ($9 million after tax) gain from the sale of Key's 51% interest in Key Merchant Services, LLC.

* Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate owned life insurance, nondeductible goodwill amortization and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 2% for the periods presented.

* Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).

Developing and applying the methodologies that management follows to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular segment of Key's business or changes in Key's structure. In fact, starting in the first quarter of 2000 the financial data for both 2000 and 1999 presented in the table reflects a change in the manner of reporting the results of divested businesses. The impact of these businesses is now being included under the "Reconciling Items" columns, as opposed to being allocated to the major business lines.

There is no authoritative guidance for "management accounting"--the way that management uses its judgment and experience to guide line of business reporting decisions--similar to generally accepted accounting principles for financial accounting. Consequently, the results that Key reports are not necessarily comparable with those presented by other companies.

  KEY CAPITAL PARTNERS           TREASURY AND OTHER              TOTAL SEGMENTS         RECONCILING ITEMS      KEYCORP CONSOLIDATED
  --------------------       ----------------------        --------------------      --------------------      --------------------
     2000         1999          2000           1999           2000         1999         2000         1999         2000         1999
------------------------------------------------------------------------------------------------------------------------------------
   $   47       $   49       $   (27)       $   (29)       $   694      $   686      $   (16)     $     7      $   678      $   693
      270          228            44             33            466          428          340          187          806          615
      (48)         (47)           --             --             --           --           --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
      269          230            17              4          1,160        1,114          324 (c)      194 (c)    1,484        1,308
        1           --             1              1             72           69          111 (d)       42 (d)      183          111
       24           24             7              5             95           98            1            1           96           99
      229          209            26             23            622          600            9 (e)       55 (e)      631          655
      (33)         (32)           --             --             --           --           --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
       48           29           (17)           (25)           371          347          203           96          574          443
       20           13           (16)           (18)           133          119           74           31          207          150
------------------------------------------------------------------------------------------------------------------------------------
   $   28       $   16       $    (1)       $    (7)       $   238      $   228      $   129      $    65      $   367      $   293
   ======       ======       =======        =======        =======      =======      =======      =======      =======      =======

        7%           5%           --             (2)%           65%          77%          35%          23%         100%         100%
       12            7            (1)%           (3)           100          100          N/A          N/A          N/A          N/A
------------------------------------------------------------------------------------------------------------------------------------

   $5,018       $4,300       $ 2,448        $ 3,174        $63,367      $59,682      $   657      $ 2,011      $64,024      $61,693
    9,691        8,169        11,211         11,809         81,044       76,031        2,143 (f)    3,827 (f)   83,187       79,858
    3,390        3,025         5,659          2,524         43,066       39,799            8        1,314       43,074       41,113
------------------------------------------------------------------------------------------------------------------------------------

    81.78%       87.39%          N/M            N/M          61.96%       62.77%         N/M          N/M        62.27%      61.16%
------------------------------------------------------------------------------------------------------------------------------------


(d) The provision for loan losses in the first quarter of 2000 includes an additional provision of $121 million ($77 million after tax) that resulted from the implementation of an enhanced methodology for assessing credit risk, particularly in the commercial loan portfolio. In the year-ago quarter, the provision included an additional provision of $30 million ($19 million after tax) related to an enhancement of the allocation methodology pertaining to the credit card portfolio.

(e) Noninterest expense in the first quarter of 2000 includes $14 million ($9 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability, including restructuring charges of $9 million ($6 million after tax). Also included is $7 million ($4 million after tax) incurred by divested businesses. Noninterest expense for the first quarter of 1999 includes special contributions of $20 million ($13 million after tax) made to the charitable foundation that Key sponsors, $27 million ($17 million after tax) of various other nonrecurring charges and $22 million ($14 million after tax) incurred by divested businesses.

(f) Total assets represents primarily the unallocated portion of nonearning assets of corporate support functions.

(g) This ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, is calculated as follows: noninterest expense (excluding certain nonrecurring charges) divided by the sum of taxable-equivalent net interest income and noninterest income (excluding gains from certain divestitures and certain nonrecurring charges).

N/M = Not Meaningful

N/A = Not Applicable

                                 5. Securities

Key classifies its securities into three categories: held to maturity, trading and available for sale.

SECURITIES HELD TO MATURITY. Key has the intent and ability to hold these debt securities until maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method. Securities held to maturity and equity securities that do not have readily determinable fair values are presented as "investment securities" on the balance sheet.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($903 million, $768 million and $1.2 billion at March 31, 2000, December 31, 1999 and March 31, 1999, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "other income" on the income statement.

SECURITIES AVAILABLE FOR SALE. These are debt and equity securities that Key has not classified as investment or trading account securities. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive (loss) income." Actual gains and losses on the sales of these securities are computed using the specific identification method and included in "net securities gains" on the income statement.

When Key retains an interest in securitized loans, Key bears the risk that the loans will be prepaid (which results in less interest income) or not paid at all. Key's retained interests (which include both certificated and uncertificated interests) are accounted for like debt securities that are classified as available for sale or as trading account securities.

The amortized cost, unrealized gains and losses and approximate fair value of Key's securities available for sale and investment securities were as follows:

                                                                      MARCH 31, 2000
                                                   ----------------------------------------------------
                                                                    GROSS         GROSS
                                                   AMORTIZED   UNREALIZED    UNREALIZED            FAIR
in millions                                             COST        GAINS        LOSSES           VALUE
-------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations          $  121           --          $  1          $  120
    States and political subdivisions                     53           --            --              53
    Collateralized mortgage obligations                4,295           --           205           4,090
    Other mortgage-backed securities                   1,623          $ 3            37           1,589
    Retained interests in securitizations                332           --            19             313
    Other securities                                     111            1             8             104
-------------------------------------------------------------------------------------------------------
        Total securities available for sale           $6,535          $ 4          $270          $6,269
                                                      ======          ===          ====          ======

INVESTMENT SECURITIES
    States and political subdivisions                 $  432          $10            --          $  442
    Other securities                                     621           --            --             621
-------------------------------------------------------------------------------------------------------
        Total investment securities                   $1,053          $10            --          $1,063
                                                      ======          ===                        ======
-------------------------------------------------------------------------------------------------------

                                                                   December 31, 1999
                                                   ----------------------------------------------------
                                                                    GROSS         GROSS
                                                   AMORTIZED   UNREALIZED    UNREALIZED            FAIR
in millions                                             COST        GAINS        LOSSES           VALUE
-------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations          $  128           --          $  1          $  127
    States and political subdivisions                     53           --            --              53
    Collateralized mortgage obligations                4,426           --           189           4,237
    Other mortgage-backed securities                   1,705          $ 6            33           1,678
    Retained interests in securitizations                340            3            --             343
    Other securities                                     223            4            --             227
-------------------------------------------------------------------------------------------------------
        Total securities available for sale           $6,875          $13          $223          $6,665
                                                      ======          ===          ====          ======

INVESTMENT SECURITIES
    States and political subdivisions                 $  447          $12            --          $  459
    Other securities                                     539           --            --             539
-------------------------------------------------------------------------------------------------------
        Total investment securities                   $  986          $12            --          $  998
                                                      ======          ===                        ======
-------------------------------------------------------------------------------------------------------

                                                                          March 31, 1999
                                                   ----------------------------------------------------
                                                                    GROSS         GROSS
                                                   AMORTIZED   UNREALIZED    UNREALIZED            FAIR
in millions                                             COST        GAINS        LOSSES           VALUE
-------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations          $  206          $ 1            --          $  207
    States and political subdivisions                     62            2            --              64
    Collateralized mortgage obligations                3,946           17          $ 79           3,884
    Other mortgage-backed securities                   2,006           29            11           2,024
    Retained interests in securitizations                380           --            22             358
    Other securities                                     259            9            27             241
-------------------------------------------------------------------------------------------------------
        Total securities available for sale           $6,859          $58          $139          $6,778
                                                      ======          ===          ====          ======

INVESTMENT SECURITIES
    States and political subdivisions                 $  601          $26            --          $  627
    Other securities                                     404           --            --             404
-------------------------------------------------------------------------------------------------------
        Total investment securities                   $1,005          $26            --          $1,031
                                                      ======          ===                        ======
-------------------------------------------------------------------------------------------------------

                                    6. Loans

Key's loans by category are summarized as follows:

                                                          MARCH 31,        DECEMBER 31,            MARCH 31,
in millions                                                    2000                1999                 1999
-------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $18,895             $18,497              $17,249
Real estate -- commercial mortgage                            6,941               6,836                6,994
Real estate -- construction                                   4,565               4,528                3,865
Commercial lease financing                                    6,711               6,665                5,799
-------------------------------------------------------------------------------------------------------------
     Total commercial loans                                  37,112              36,526               33,907
Real estate -- residential mortgage                           4,296               4,333                4,738
Home equity                                                   8,338               7,602                7,305
Credit card                                                      --                  --                1,331
Consumer -- direct                                            2,586               2,565                2,388
Consumer -- indirect lease financing                          3,143               3,195                2,785
Consumer -- indirect other                                    6,156               6,398                6,497
-------------------------------------------------------------------------------------------------------------
     Total consumer loans                                    24,519              24,093               25,044
Real estate -- commercial mortgage                              527                 146                  102
Real estate -- residential mortgage                              50                  48                   --
Home equity                                                      --                 371                   --
Credit card                                                      --               1,362                   --
Education                                                     1,856               1,676                1,992
-------------------------------------------------------------------------------------------------------------
     Total loans held for sale                                2,433               3,603                2,094
-------------------------------------------------------------------------------------------------------------
     Total loans                                            $64,064             $64,222              $61,045
                                                            =======             =======              =======
-------------------------------------------------------------------------------------------------------------

Key uses portfolio interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about the notional amount, fair value, and weighted average rate of such swaps at March 31, 2000, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 18.

Changes in the allowance for loan losses are summarized as follows:


                                                           MARCH 31,        DECEMBER 31,            MARCH 31,
in millions                                                    2000                1999                 1999
-------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                $ 930               $ 900                $ 900
Charge-offs                                                    (164)               (420)                (107)
Recoveries                                                       30                 102                   26
-------------------------------------------------------------------------------------------------------------
     Net charge-offs                                           (134)               (318)                 (81)
Provision for loan losses                                       183                 348                  111
-------------------------------------------------------------------------------------------------------------
     Balance at end of period                                 $ 979               $ 930                $ 930
                                                              =====               =====                =====
-------------------------------------------------------------------------------------------------------------

                7. Impaired Loans and Other Nonperforming Assets

At March 31, 2000, impaired loans totaled $280 million. This amount includes $158 million of impaired loans with a specifically allocated allowance for loan losses of $69 million and $122 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 1999, impaired loans totaled $246 million; $153 million of those loans had a specifically allocated allowance of $63 million and $93 million were carried at their estimated fair value. The average investment in impaired loans for the first quarters of 2000 and 1999 was $263 million and $202 million, respectively.

Nonperforming assets were as follows:

                                                               MARCH 31,        DECEMBER 31,          MARCH 31,
in millions                                                         2000                1999               1999
----------------------------------------------------------------------------------------------------------------
Impaired loans                                                      $280                $246               $212
Other nonaccrual loans                                               143                 161                183
----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                       423                 407                395
OREO                                                                  28                  27                 49
Allowance for OREO losses                                             (6)                 (3)               (15)
----------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                           22                  24                 34
Other nonperforming assets                                             2                   2                  1
----------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                     $447                $433               $430
                                                                    ====                ====               ====
----------------------------------------------------------------------------------------------------------------

When appropriate, an impaired loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the fair value of any existing collateral (for a secured loan) or the estimated present value of future cash flows (for an unsecured loan). When collateral value or expected cash flow does not justify the carrying amount of a loan, the amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. When collateral value or other sources of repayment appear sufficient, but management remains uncertain about whether the loan will be repaid in full, an amount is specifically allocated in the allowance for loan losses.

Key does not perform a specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as "Other nonaccrual loans"). Generally, this portfolio includes loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. Management applies historical loss experience rates to these loans, adjusted based on assessments of emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

                                8. Long-Term Debt

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                                          MARCH 31,       DECEMBER 31,         MARCH 31,
dollars in millions                                                            2000              1999              1999
-------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005 (a)                              $   321            $   396           $   401
Subordinated medium-term notes due through 2005 (a)                            133                133               133
7.50%  Subordinated notes due 2006 (b)                                         250                250               250
6.75%  Subordinated notes due 2006 (b)                                         200                200               200
8.125% Subordinated notes due 2002 (b)                                         199                199               199
8.00%  Subordinated notes due 2004 (b)                                         125                125               125
8.404% Notes due through 2001                                                   24                 24                34
8.40%  Subordinated capital notes                                               --                 --                75
All other long-term debt (h)                                                     2                  4                 5
-------------------------------------------------------------------------------------------------------------------------
      Total parent company (i)                                               1,254              1,331             1,422

Senior medium-term bank notes due through 2039 (c)                           8,298              9,396             9,499
Senior euro medium-term bank notes due through 2007 (d)                      2,491              2,413             1,856
6.50%  Subordinated remarketable securities due 2027 (e)                       312                312               313
6.95%  Subordinated notes due 2028 (e)                                         300                300               300
7.125% Subordinated notes due 2006 (e)                                         250                250               250
7.25%  Subordinated notes due 2005 (e)                                         200                200               200
6.75%  Subordinated notes due 2003 (e)                                         200                200               200
7.50%  Subordinated notes due 2008 (e)                                         165                165               165
7.30%  Subordinated notes due 2011 (e)                                         107                107               107
7.85%  Subordinated notes due 2002 (e)                                          93                 93                93
7.55%  Subordinated notes due 2006 (e)                                          75                 75                75
7.375% Subordinated notes due 2008 (e)                                          70                 70                70
Lease financing debt due through 2006 (f)                                      629                613               600
Federal Home Loan Bank advances due through 2030 (g)                           246                242               237
All other long-term debt (h)                                                    94                114                70
-------------------------------------------------------------------------------------------------------------------------
      Total subsidiaries                                                    13,530             14,550            14,035
-------------------------------------------------------------------------------------------------------------------------
          Total long-term debt                                             $14,784            $15,881           $15,457
                                                                           =======            =======           =======
-------------------------------------------------------------------------------------------------------------------------

Key uses portfolio interest rate swaps and caps to manage interest rate risk; these instruments modify the repricing and maturity characteristics of certain long-term debt. For more information about the notional amount, fair value and weighted average rate of such financial instruments at March 31, 2000, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 18.

(a) At March 31, 2000, December 31, 1999 and March 31,1999, the senior medium-term notes had weighted average interest rates of 6.73%, 6.83% and 6.38%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.09% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) The 7.50%, 6.75%, 8.125%, and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.

(c) At March 31, 2000, December 31,1999 and March 31, 1999, senior medium-term bank notes of subsidiaries had weighted average interest rates of 6.13%, 5.98% and 5.11%, respectively. These notes had a combination of fixed and floating interest rates.

(d) At March 31, 2000, December 31, 1999 and March 31, 1999, senior euro medium-term notes had weighted average interest rates of 6.20%, 6.26%, and 5.33%, respectively. These notes, which are obligations of KeyBank National Association, had fixed and floating interest rates based on the three-month London Interbank Offered Rate (known as "LIBOR").

(e) The subordinated notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. These notes may not be redeemed prior to their maturity dates.

(f) At March 31, 2000, December 31, 1999 and March 31, 1999, lease financing debt had weighted average interest rates of 7.73% , 7.64% and 5.99%, respectively. This category of debt primarily comprises nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type leases.

(g) At March 31, 2000, December 31, 1999 and March 31, 1999, long-term advances from the Federal Home Loan Bank had weighted average interest rates of 6.05%, 6.27% and 4.97% respectively. These advances, which had a combination of fixed and floating interest rates, were secured by $369 million, $363 million, and $355 million of real estate loans and securities at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

(h) Other long-term debt, comprising industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 8.24% , 6.76%, and 7.02% at March 31, 2000, December 31, 1999 and March 31, 1999,
     respectively.

(i) At March 31, 2000, unused capacity under KeyCorp's shelf registration totaled $1.0 billion, including $450 million reserved for future issuance as medium-term notes.


                             9. Capital Securities

KeyCorp guarantees the corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of the Corporation ("capital securities"). These securities were issued by five business trusts: KeyCorp Institutional Capital A, KeyCorp Institutional Capital B, KeyCorp Capital I, KeyCorp Capital II and KeyCorp Capital III. As guarantor, KeyCorp unconditionally guarantees payment of:

* accrued and unpaid distributions required to be paid on the capital securities;

*    the redemption price when a capital security is called for redemption; and

*    amounts due if a trust is liquidated or terminated.

KeyCorp owns all of the outstanding common stock of each of the five trusts. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts' only assets and the interest payments from the debentures finance the distributions paid on the capital securities. Key's financial statements do not reflect the debentures or the related income statement effects because they are eliminated in consolidation.

The capital securities, common securities and related debentures are summarized as follows:

                                                                               PRINCIPAL        INTEREST RATE             MATURITY
                                             CAPITAL                           AMOUNT OF           OF CAPITAL           OF CAPITAL
                                         SECURITIES,           COMMON        DEBENTURES,       SECURITIES AND       SECURITIES AND
dollars in millions                  NET OF DISCOUNT (a)   SECURITIES    NET OF DISCOUNT (b)       DEBENTURES (c)       DEBENTURES
-----------------------------------------------------------------------------------------------------------------------------------
March 31, 2000
     KeyCorp Institutional Capital A          $  350              $11             $  361                7.826%                2026
     KeyCorp Institutional Capital B             150                4                154                8.250                 2026
     KeyCorp Capital I                           247                8                255                6.744                 2028
     KeyCorp Capital II                          247                8                255                6.875                 2029
     KeyCorp Capital III                         249                8                257                7.750                 2029
-----------------------------------------------------------------------------------------------------------------------------------
        Total                                 $1,243              $39             $1,282                7.458%                  --
                                              ======              ===             ======
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                             $1,243              $39             $1,282                7.473%                  --
                                              ======              ===             ======
-----------------------------------------------------------------------------------------------------------------------------------
March 31, 1999                                $1,244              $39             $1,283                7.048%                  --
                                              ======              ===             ======
-----------------------------------------------------------------------------------------------------------------------------------

(a) The capital securities are mandatorily redeemable when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines.

(b) KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), and July 16, 1999 (for debentures owned by Capital III); and (ii) in whole at any time within 90 days after and during the continuation of a "tax event" or a "capital treatment event" (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will the greater of: (i) the principal amount, plus any accrued but unpaid interest or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to Key.

(c) The interest rates for Capital A, Capital B, Capital II, and Capital III are fixed. Capital I has a floating interest rate (which reprices quarterly) equal to three-month LIBOR plus 74 basis points. The rates shown as the total at March 31, 2000, December 31, 1999 and March 31,1999, are weighted average rates.


                           10. Restructuring Charges

During 1999 and the first quarter of 2000, KeyCorp recorded restructuring charges of $98 million ($62 million after tax) and $9 million ($6 million after tax), respectively, in connection with strategic actions being taken to improve operating efficiency and profitability.

The primary strategic actions being taken include the outsourcing of certain technology and other corporate support functions, the consolidation of sites in a number of Key's businesses and a reduction in the number of management layers. These actions are expected to reduce Key's workforce by approximately 3,000 positions, or 11%, by the end of 2000. Approximately 25% of the reduction, which will take place throughout the organization, is expected to occur at the management level. As of March 31, 2000, almost 1,100 positions had been eliminated.

Changes in the restructuring charge liability associated with the above actions are as follows:

                                                  DECEMBER 31,     RESTRUCTURING               CASH        MARCH 31,
in millions                                              1999            CHARGES           PAYMENTS            2000
--------------------------------------------------------------------------------------------------------------------
Severance                                                 $60                 $4                $12             $52
Site consolidations                                        24                  1                 11              14
Equipment and other                                         7                  4                  4               7
--------------------------------------------------------------------------------------------------------------------
         Total                                            $91                 $9                $27             $73
                                                          ===                 ==                ===             ===
--------------------------------------------------------------------------------------------------------------------

Key expects to record additional restructuring charges during 2000 in connection with this productivity initiative. The amount of such charges, if any, may be higher than originally estimated and will depend on a number of factors. These factors include the extent of reductions in space requirements (which may result in excess real estate), the further consolidation of sites, the elimination of positions in excess of the 3,000 originally estimated and the identification of additional cost savings and revenue enhancement opportunities.

During the first quarter of 2000, KeyCorp also recorded a $2 million ($1 million after tax) credit to restructuring charges in connection with separate actions initiated during the fourth quarter of 1996 to complete Key's transformation to a nationwide bank-based financial services company. The credit was taken to reduce the remaining liability associated with branch consolidations, since favorable market conditions resulted in lower costs to consolidate these branches than originally expected. At March 31, 2000, the remaining liability associated with this initiative was approximately $2 million.

             11. Financial Instruments with Off-Balance Sheet Risk

Key, mainly through its lead bank (KeyBank National Association), is party to various financial instruments with off-balance sheet risk. These financial instruments may be used for lending-related purposes, asset and liability management or trading purposes. Generally, these instruments help Key meet clients' financing needs and manage its exposure to "market risk"--the possibility that net interest income will be adversely affected due to changes in interest rates or other economic factors. However, like other financial instruments, these contain an element of "credit risk"--the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

The primary financial instruments that Key uses are commitments to extend credit; standby and commercial letters of credit; interest rate swaps, caps and futures; and foreign exchange forward contracts. All of the foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR LENDING-RELATED PURPOSES

These instruments--primarily loan commitments and standby letters of credit--involve credit risk not reflected on Key's balance sheet. Key mitigates its exposure to credit risk with internal controls that guide the way staff reviews and approves applications for credit, establishes credit limits and, when necessary, demands collateral. In particular, Key evaluates the credit-worthiness of each prospective borrower on a case-by-case basis. Key does not have any significant concentrations of credit risk.

COMMITMENTS TO EXTEND CREDIT are agreements to provide financing at predetermined terms, as long as the client continues to meet specified criteria. Loan commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. In many cases, a client must pay a fee to induce Key to issue a loan commitment. Since a commitment may expire without resulting in a loan, the total amount of outstanding commitments does not necessarily represent the future cash outlay that Key will make.

STANDBY LETTERS OF CREDIT enhance the credit-worthiness of Key's clients by assuring their financial performance to third parties in connection with particular transactions. Amounts drawn under standby letters of credit are essentially loans: they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan would.

The following table shows the contractual amount of each class of lending-related, off-balance sheet financial instrument outstanding. The table discloses Key's maximum possible accounting loss, which is equal to the contractual amount of the various instruments. The estimated fair values of these commitments and standby letters of credit are not material.

                                                    MARCH 31,     DECEMBER 31,        MARCH 31,
in millions                                             2000             1999             1999
-----------------------------------------------------------------------------------------------
Loan commitments:
    Credit card lines                                     --          $ 7,108          $ 6,349
    Home equity                                      $ 4,651            4,560            4,495
    Commercial real estate and construction            1,792            1,842            2,009
    Commercial and other                              22,778           22,023           21,837
-----------------------------------------------------------------------------------------------
       Total loan commitments                         29,221           35,533           34,690

Other commitments:
    Standby letters of credit                          2,350            1,987            1,809
    Commercial letters of credit                         141              120              136
    Loans sold with recourse                              --               16               20
-----------------------------------------------------------------------------------------------
       Total loan and other commitments              $31,712          $37,656          $36,655
                                                     =======          =======          =======
-----------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR ASSET AND LIABILITY MANAGEMENT PURPOSES

Key manages exposure to interest rate risk, in part, by using off-balance sheet financial instruments, commonly referred to as derivatives. Instruments used for this purpose modify the repricing or maturity characteristics of specified on-balance sheet assets and liabilities. The principal financial instruments that Key uses to manage exposure to interest rate risk are interest rate swaps and caps, also referred to as

"portfolio" swaps and caps. In addition, Key uses treasury-based interest rate locks to manage the risk associated with anticipated loan securitizations.

To qualify for hedge accounting treatment, a derivative must be effective at reducing the risk associated with the exposure being managed and must be designated as a risk management transaction at the inception of the derivative contract. To be considered effective, there must be a high degree of interest rate correlation between the derivative and the asset or liability being managed, both at inception and over the life of the derivative contract.

Portfolio swaps and caps increased net interest income by $2 million in the first quarter of 2000 and $1 million in the first quarter of 1999 (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps). The weighted average rate received on portfolio swaps as of March 31, 2000, exceeded the weighted average rate paid by 6 basis points.

The following table summarizes the features of the various types of portfolio swaps and caps that Key held at March 31, 2000.

                                                                                   MARCH 31, 2000
                                                     -------------------------------------------------------------------------------
                                                                                                    WEIGHTED AVERAGE RATE
                                                        NOTIONAL        FAIR    MATURITY     ---------------------------------------
dollars in millions                                       AMOUNT       VALUE      (YEARS)    RECEIVE          PAY         STRIKE
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
    Receive fixed/pay variable-indexed amortizing (a)    $    97          --         1.0        7.14%        6.08%          N/A
    Receive fixed/pay variable-conventional                5,762       $(145)        5.3        6.27         6.02           N/A
    Pay fixed/receive variable-conventional                7,257         121         3.7        6.09         6.38           N/A
    Pay fixed/receive variable-forward starting              288          (1)        5.2        6.26         7.24           N/A
    Basis swaps - conventional                             7,033         (37)        1.5        6.09         5.78           N/A
    Basis swaps - forward starting                         1,268          (1)        2.6        6.58         6.52           N/A
------------------------------------------------------------------------------------------------------------------------------------
        Total                                             21,705         (63)         --        6.17%        6.11%           --
Interest rate caps and collars:
    Caps purchased - one- to three-month LIBOR-based (b)     830           7          .9         N/A          N/A          5.73%
    Collar - one- to three-month LIBOR-based                 250          --          .8         N/A          N/A     4.75 and 6.50
------------------------------------------------------------------------------------------------------------------------------------
        Total                                              1,080           7          --          --           --            --
------------------------------------------------------------------------------------------------------------------------------------
        Total                                            $22,785       $ (56)         --          --           --            --
                                                         =======       =====
------------------------------------------------------------------------------------------------------------------------------------

                                                             DECEMBER 31, 1999
                                                          -----------------------

                                                            NOTIONAL        FAIR
dollars in millions                                           AMOUNT       VALUE
---------------------------------------------------------------------------------
Interest rate swaps:
    Receive fixed/pay variable-indexed amortizing (a)        $   104       $   1
    Receive fixed/pay variable-conventional                    5,962        (135)
    Pay fixed/receive variable-conventional                    5,545         105
    Pay fixed/receive variable-forward starting                  278          --
    Basis swaps - conventional                                 6,783         (20)
    Basis swaps - forward starting                                --          --
---------------------------------------------------------------------------------
        Total                                                 18,672         (49)
Interest rate caps and collars:
    Caps purchased - one- to three-month LIBOR-based (b)       2,000           7
    Collar - one- to three-month LIBOR-based                     250          --
---------------------------------------------------------------------------------
        Total                                                  2,250           7
---------------------------------------------------------------------------------
        Total                                                $20,922       $ (42)
                                                             =======       =====
---------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b)  Includes $30 million of forward-starting caps at March 31, 2000.

N/A = Not Applicable

INTEREST RATE SWAP contracts involve the exchange of interest payments calculated on an agreed-upon amount (known as the "notional amount"). Swaps are generally used to mitigate Key's exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt. Key generally uses three types of interest rate swap contracts.

* CONVENTIONAL INTEREST RATE SWAP contracts involve the receipt of interest payments based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount.

* INDEXED AMORTIZING SWAP CONTRACTS differ from conventional swaps because the notional amount of an indexed amortizing swap contract remains constant for a specified period of time. Then, based upon the level of an index at agreed-upon dates, one of three events will occur: the swap contract will mature, the notional amount will begin to amortize or the swap will continue in effect until it matures. At March 31, 2000, Key was party to $59 million of indexed amortizing swaps that used a LIBOR index and $38 million of indexed amortizing swaps that used a Constant Maturity Treasuries index.

* BASIS SWAP CONTRACTS involve the exchange of interest payments based on different floating indices.

INTEREST RATE CAPS require the buyer to pay a premium to the seller for the right to receive an amount equal to the difference between the current interest rate and an agreed-upon interest rate (known as the "strike rate") applied to a notional amount. Key generally purchases caps, enters into collars (which involves simultaneously purchasing a cap and selling a floor) and enters into corridors (which involves simultaneously purchasing a cap at a specified strike rate and selling a cap at a higher strike rate) to manage the risk of adverse movements in interest rates on specified long-term debt and short-term borrowings.

The notional amount of swaps and caps is significantly greater than the amount at risk.

CREDIT RISK. Swaps and caps present credit risk because the counterparty may not meet the terms of the contract. This risk is measured as the cost of replacing contracts--at current market rates-- that have generated unrealized gains. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

Key uses two additional precautions to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the subject contracts with the same counterparty in the event of default. Second, a credit committee monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key's total credit exposure and the amount of collateral required, if any.

At March 31, 2000, Key had 36 different counterparties to portfolio swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $262 million to 25 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $42 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $88 million. Based on management's assessment as of March 31, 2000, all counterparties were expected to meet their obligations.

ACCOUNTING TREATMENT AND VALUATION. Management estimated the aggregate fair value of interest rate swaps at a negative $63 million at March 31, 2000. Fair value in this case represents an estimate of the unrealized loss that would be recognized if the swap portfolio, but not the assets or liabilities being managed, were to be liquidated at that date. However, because these swaps qualify for hedge accounting treatment, their estimated negative fair values should be substantially offset by the unrecognized positive fair values of the assets and liabilities whose risk characteristics they are being used to modify. Management arrived at this estimate by using discounted cash flow models, which predict interest rates using the applicable forward yield curve.

Interest from a portfolio swap is recognized on an accrual basis over the life of the contract as an adjustment of the interest income or expense of the asset or liability whose risk is being managed. Gains and losses realized upon the termination of interest rate swaps prior to maturity are deferred as an adjustment to the carrying amount of the related asset or liability. The deferred gain or loss is amortized using the straight-line method over the projected remaining life of the swap at its termination or the projected remaining life of the underlying asset or liability, whichever is shorter.

During the first quarter of 2000, swaps with a notional amount of $902 million were terminated, resulting in a net deferred gain of $3 million. During the same period last year, swaps with a notional amount of $551 million were terminated, resulting in a net deferred gain of $6 million. At March 31, 2000, Key had a cumulative net deferred swap gain of $22 million with a weighted average life of
5.3 years related to the management of debt, and a cumulative net deferred gain of $3 million with a weighted average life of 8.2 years related to the management of loans.

FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES

FUTURES CONTRACTS AND INTEREST RATE SWAPS, CAPS AND FLOORS. Key uses these instruments for dealer activities (which are generally limited to the banks' commercial loan clients), and enters into other positions with third parties to mitigate the interest rate risk of the client positions. The swaps entered into with clients are generally limited to conventional swaps. All of the above instruments are recorded at their estimated fair values. Adjustments to fair value are included in "investment banking and capital markets income" on the income statement.

FOREIGN EXCHANGE FORWARD CONTRACTS. Key uses these instruments to accommodate the business needs of clients and for proprietary trading purposes. Foreign exchange forward contracts provide for the delayed delivery or purchase of foreign currency. Key mitigates the associated foreign exchange risk by entering into other foreign exchange contracts with third parties. Adjustments to the fair value of all foreign exchange forward contracts are included in "investment banking and capital markets income" on the income statement.

TREASURY OPTIONS AND FUTURES. Key uses these instruments for proprietary trading purposes. Adjustments to the fair value of all such options are included in "investment banking and capital markets income" on the income statement.

CREDIT RISK. At March 31, 2000, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $608 million. Key manages credit risk by contracting only with counterparties with high credit ratings, continuously monitoring counterparties' performance, and entering into master netting agreements when possible.

The following table shows trading income recognized on interest rate, foreign exchange forward, and treasury-based option contracts.

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
in millions                                             2000           1999
----------------------------------------------------------------------------
Interest rate contracts                                  $15             $8
Foreign exchange forward contracts                         8              7
Treasury-based option contracts                           --              2
----------------------------------------------------------------------------

The following table summarizes the notional amount and fair value of derivative financial instruments held or issued for trading purposes at March 31, 2000, and on average for the first quarter. The interest rate swaps and caps related to securitization positions were executed in connection with the residual interests retained when Key securitized certain home equity and education loans. The positive fair values represent assets and the negative fair values represent liabilities.

                                                                MARCH 31, 2000              THREE MONTHS ENDED MARCH 31, 2000
                                                         --------------------------        ------------------------------------
                                                         NOTIONAL              FAIR                AVERAGE             AVERAGE
in millions                                                AMOUNT             VALUE        NOTIONAL AMOUNT          FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
Interest rate contracts - client positions:
    Swap assets                                           $11,824             $ 396                $11,500               $ 418
    Swap liabilities                                       13,636              (272)                13,679                (318)
    Caps and floors purchased                                 701                 6                    635                   6
    Caps and floors sold                                      794                (6)                   728                  (6)
    Futures purchased                                         575                --                    406                  --
    Futures sold                                            8,653                10                  8,331                  13

Interest rate contracts - securitization positions:
    Swap assets                                           $ 1,110             $  37                $   997               $  22
    Caps purchased                                          1,177                74                  1,033                  53
    Caps sold                                               2,151               (74)                 1,720                 (53)

Foreign exchange forward contracts:
    Assets                                                $ 1,892             $  61                $ 1,860               $  66
    Liabilities                                             1,708               (55)                 1,753                 (61)

Treasury-based option contracts:
    Options purchased                                     $ 1,684             $  24                $ 1,405               $  18
    Options sold                                            2,414               (15)                 2,222                 (14)
-------------------------------------------------------------------------------------------------------------------------------

The $25.5 billion notional amount of client interest rate swaps presented in the table includes $11.8 billion of client swaps that receive a fixed rate and pay a variable rate, $9.1 billion of client swaps that pay a fixed rate and receive a variable rate, and $4.6 billion of basis swaps. As of March 31, 2000, the client swaps had an average expected life of 5.3 years, carried a weighted average rate received of 6.31%, and had a weighted average rate paid of 6.32%.


                     Independent Accountants' Review Report

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 2000 and 1999, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Key as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
April 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first quarters of 2000 and 1999. Some tables may cover more than these two quarters to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 23.

TERMINOLOGY

This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

*    KEYCORP refers solely to the parent company.

* KEY refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

* A KEYCENTER is one of Key's full-service retail banking facilities or branches.

* Key engages in CAPITAL MARKETS ACTIVITIES, primarily through the Key Capital Partners line of business. These activities encompass a variety of services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients' financing needs and for proprietary trading purposes), invest in new or growing ventures and conduct transactions in foreign currencies (both to accommodate clients' needs and to benefit from fluctuations in exchange rates).

* When we want to draw your attention to a particular item in Key's Notes to Consolidated Financial Statements, we refer to NOTE ___, giving the particular number, name, and starting page number.

* All earnings per share data included in this discussion are presented on a DILUTED basis, which takes into account all common shares outstanding and potential common shares that could result from the exercise of outstanding stock options. Some of the financial information tables also include BASIC earnings per share, which takes into account only common shares outstanding.

* For regulatory purposes, capital is divided into several classes. Federal regulations prescribe that at least half of a bank or bank holding company's TOTAL RISK-ADJUSTED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends" which begins on page 53.

OUR PROJECTIONS ARE NOT FOOLPROOF

This report contains "forward-looking statements" about issues like anticipated improvement in earnings, expected expense reductions and revenue growth, and related objectives (such as the anticipated reduction in Key's employment base). Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following, actual results could differ materially from those contained in or implied by the forward-looking statements:

* Interest rates could change more quickly or more significantly than we expect.

* If the economy changes significantly in an unexpected way, the demand for new loans and the ability of borrowers to repay outstanding loans may change in ways that our models do not anticipate.

* The stock and bond markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

* It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.

* Acquisitions and dispositions of assets, business units or affiliates could affect us in ways that management has not anticipated.

* We may become subject to new legal obligations or the resolution of existing litigation may have a negative effect on our financial condition.

* We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.


HIGHLIGHTS OF KEY'S FIRST QUARTER 2000 PERFORMANCE

FINANCIAL PERFORMANCE

Some of the highlights of Key's financial performance for the first quarter of 2000 are discussed below, first on a reported basis and then on a core basis.

* Net income was $367 million, or $.83 per common share, up from $293 million, or $.65 per common share, for the first quarter of 1999. This improvement represents a 25% increase in net income and a 28% increase in earnings per common share.

* Key's return on average equity was 22.68%, compared with 19.48% for the first three months of last year.

* Key's return on average total assets rose to 1.77% from 1.49% for the year-ago quarter.

Figure 1 summarizes Key's financial performance for each of the last five quarters.

                       Figure 1. Selected Financial Data


                                                      2000                                       1999
                                                  --------          ---------------------------------------------------------------
dollars in millions, except per share amounts        FIRST            FOURTH             THIRD           SECOND              FIRST
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                   $  1,489          $  1,489          $  1,433          $  1,392          $  1,381
Interest expense                                       818               784               733               695               696
Net interest income                                    671               705               700               697               685
Provision for loan losses                              183                83                78                76               111
Noninterest income                                     806               672               496               532               615
Noninterest expense                                    727               885               708               723               754
Income before income taxes                             567               409               410               430               435
Net income                                             367               264               270               280               293
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                        $    .83          $    .59          $    .60          $    .63          $    .65
Net income-assuming dilution                           .83               .59               .60               .62               .65
Cash dividends                                         .28               .26               .26               .26               .26
Book value at period end                             14.84             14.41             14.25             13.90             13.63
Market price:
     High                                            22.25             29.75             33.50             38.13             34.19
     Low                                             15.56             21.00             25.19             29.13             29.69
     Close                                           19.00             22.13             25.81             32.13             30.31
Weighted average common shares (000)               441,834           446,402           448,742           448,037           449,520
Weighted average common shares and
     potential common shares (000)                 443,757           449,678           452,886           452,733           454,197
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                             $ 64,064          $ 64,222          $ 63,181          $ 61,971          $ 61,045
Earning assets                                      73,953            73,733            72,831            71,097            70,458
Total assets                                        83,504            83,395            82,577            80,889            79,992
Deposits                                            46,036            43,233            43,466            43,016            41,323
Long-term debt                                      14,784            15,881            15,815            15,168            15,457
Shareholders' equity                                 6,493             6,389             6,397             6,235             6,105
Full-time equivalent employees                      23,474            24,568            25,523            25,758            25,650
Branches                                               937               936               963               965               969
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                        1.77%             1.27%             1.32%             1.40%             1.49%
Return on average equity                             22.68             16.18             17.06             18.16             19.48
Efficiency (a)                                       62.27             59.23             58.91             59.21             61.16
Overhead (b)                                         35.75             30.39             30.18             29.97             33.19
Net interest margin (taxable equivalent)              3.68              3.88              3.92              3.97              3.95
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                      7.78%             7.66%             7.75%             7.71%             7.63%
Tangible equity to tangible assets                    6.16              6.03              6.06              5.95              5.86
Tier 1 risk-adjusted capital                          7.98              7.68              7.84              7.48              7.44
Total risk-adjusted capital                          12.04             11.66             11.94             11.74             11.92
Leverage                                              7.89              7.77              7.85              7.41              7.21
-----------------------------------------------------------------------------------------------------------------------------------

Key has completed several acquisitions and divestitures during the periods shown in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestitures") on page 8 has specific information about the acquisitions and divestitures that Key completed in the past five quarters to help you understand how those transactions impacted Key's financial condition and results of operations.

(a) This ratio measures the extent to which recurring revenues are absorbed by operating expenses and is calculated as follows: noninterest expense (excluding certain nonrecurring charges) divided by the sum of taxable-equivalent net interest income and noninterest income (excluding gains from certain divestitures and certain nonrecurring charges).

(b) This ratio is the difference between noninterest expense (excluding certain nonrecurring charges) and noninterest income (excluding gains from certain divestitures and certain nonrecurring charges) divided by taxable-equivalent net interest income.

In both the current and prior years, Key's financial results have been affected by various nonrecurring items. The most significant of these items and their impact on both earnings and primary financial ratios are summarized in Figure 2. Each of these items is discussed in greater detail elsewhere in this report.

                    Figure 2. Significant Nonrecurring Items

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
dollars in millions, except per share amounts                        2000               1999
---------------------------------------------------------------------------------------------
Net income as reported                                             $  367             $  293
Nonrecurring items (net of tax):
     Gain from sale of credit card portfolio                         (207)                --
     Enhancement of loan loss provision methodology                    77                 19
     Restructuring and other special charges                            7                 --
     Gain from sale of Electronic Payment Services, Inc.               --                (85)
     Gains from sale of Key Merchant Services, LLC                     --                 (9)
     Other nonrecurring items                                          (1)                30
---------------------------------------------------------------------------------------------
Net income - core                                                  $  243             $  248
                                                                   ======             ======

Net income per diluted common share                                $  .83             $  .65
Net income per diluted common share - core                            .55                .55
Return on average total assets                                       1.77%              1.49%
Return on average total assets - core                                1.17               1.26
Return on average equity                                            22.68              19.48
Return on average equity - core                                     15.02              16.49
---------------------------------------------------------------------------------------------

On a core basis, which excludes the significant nonrecurring items, Key's earnings were $243 million, or $.55 per common share for the first quarter of 2000, compared with $248 million, or $.55, for the first three months of 1999.

The decline in Key's core net income from the first quarter of last year is due in part to the short-term effects of actions that have been taken to promote Key's development as an integrated financial services company. These actions, which are intended to support the generation of consistent longer-term growth, include the October 1999 sale of Key's Long Island district branches and the January 2000 sale of Key's credit card business. Management estimates that the difference in net income contributed by the Long Island district branches and the credit card business in the first quarter of 1999, as compared with the first quarter of 2000, was $3 million. The decline in core earnings also reflects the impact of our recently announced intention to de-emphasize the securitization and sale of home equity loans originated by our home equity finance affiliate. By retaining these loans on the balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of Key's credit card business. Earnings for the first quarter of last year included $32 million of net loan securitization gains that added approximately $20 million to net income. Management estimates that after excluding pre-divestiture results of the Long Island and credit card businesses and net gains resulting from the securitization and sale of home equity loans, Key's core revenue was up 6% from the first quarter of 1999.

Core earnings for the first quarter of 2000 benefited from the continued strength of Key's lending activity, particularly in the commercial and home equity portfolios. Excluding the impact of sales, home equity loans were up an annualized 21% from the prior quarter, while commercial loans grew by more than 10%, reflecting increases in all major sectors of that portfolio. The impact of loan growth on net interest income was more than offset, however, by adverse effects of continued net interest margin compression. Key's net interest margin declined by 27 basis points from the year-ago quarter, resulting in a $14 million reduction in net interest income. Key anticipated that decreases in net interest income would result from the Long Island and credit card divestitures; these transactions accounted for 15 basis points of the reduction in the margin. For detailed information about net interest income, see the section entitled "Net interest income," which begins on page 33.

Core noninterest income was up $9 million from the same period last year, despite a $28 million decline in net loan securitization gains. This improvement reflects increases from several of our fee-generating businesses, primary among which are various investment banking and capital markets activities, trust and asset management and service charges on deposit accounts. For the first quarter of 2000, core noninterest income accounted for 41% of Key's total core revenue (which is net interest income plus core noninterest income). One of management's long-term goals is for Key to derive 50% of its revenue from activities that generate core noninterest income. For detailed information about noninterest income, see the section entitled "Noninterest income," which begins on page 41.

In the first quarter of 2000, we also enhanced our methodology for assessing credit risk, particularly in the commercial loan portfolio. This resulted in an additional provision for loan losses of $121 million. At the same time, the percentage of Key's nonperforming loans to total loans at March 31, 2000, was
 .66%, up only slightly from .65% a year ago. Asset quality has been one of Key's historical strengths and the change in risk assessment methodology should strengthen our overall risk profile.

CORPORATE STRATEGY

Key's corporate strategy continues to include an active program of selling portfolios and business units that have low anticipated growth rates or do not have a competitive advantage or significant market share, and acquiring or growing businesses that management believes are capable of achieving double-digit earnings growth rates.

This long-standing strategy was supplemented in the fourth quarter of 1999 by a new three-year initiative to improve profitability by reducing the costs of doing business, sharpening the focus on the most profitable growth businesses and enhancing revenues. The expected annual pre-tax earnings improvement of more than $370 million by the date of full implementation, when combined with Key's continued development as an integrated, multiline financial services company, should enable us to capitalize on additional opportunities.

PRINCIPAL STRATEGIC ACTIONS DURING THE FIRST QUARTER OF 2000

On January 31, Key sold its $1.3 billion credit card portfolio as part of an overall effort to direct financial resources and free up capital to support faster growing businesses, such as the home equity business. The small size of the credit card portfolio in relation to those of competitors did not provide the scale necessary to allow Key to compete effectively in credit card lending. The sale of the credit card portfolio is described in Note 3 ("Acquisitions and Divestitures") on page 8.

In addition, Key continued to invest in high growth businesses. We launched a retirement services campaign and introduced an e-commerce program for our middle market clients. We also announced the acquisition of certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri. Through this acquisition we expect to significantly expand our capabilities in originating and servicing conduit loans in the commercial real estate market. These actions should increase the potential for additional growth in fee income.

Finally, we continued to make progress on our three-year productivity improvement initiative that is expected to result in annual pre-tax cost reductions of more than $170 million by the date of full implementation. As a result of our efforts to outsource certain nonstrategic support functions, consolidate sites in a number of our businesses and reduce management layers, we have reduced Key's employment base by almost 1,100 of the 3,000 positions initially targeted for elimination by the end of this year. In connection with these actions, we recorded an additional $14 million of restructuring and other special charges during the first quarter, bringing the total charges recorded for this initiative to $166 million.

Key expects to record additional restructuring and other special charges during 2000 in connection with this productivity initiative. The amount of such charges, if any, may be higher than the $180 million originally estimated and will depend on a number of factors. These factors include the extent of reductions in space requirements (which may result in excess real estate), the further consolidation of sites, the elimination of positions in excess of the 3,000 originally estimated and the identification of additional cost savings and revenue enhancement opportunities. The section entitled "Noninterest expense," which begins on page 43, and Note 10 ("Restructuring Charges"), on page 18, provide more information about Key's restructuring charges.

CASH BASIS FINANCIAL DATA

The selected financial data presented in Figure 3 highlight Key's performance on a cash basis for each of the past five quarters. We provide cash basis financial data because we believe it offers a useful tool for evaluating liquidity and measuring a bank holding company's ability to support future growth, pay dividends and repurchase shares.

"Cash basis" accounting can mean different things. When we apply "cash basis" accounting, the only adjustments that we make to get from the information in Figure 1 (which is presented on an accrual basis) to the comparable line items in Figure 3 are to exclude goodwill and other intangibles that do not qualify as Tier 1 capital, and to exclude the amortization of those assets. Figure 3 does not exclude the impact of other noncash items such as depreciation and deferred taxes.

Goodwill and other intangibles that do not qualify as Tier 1 capital are the result of business combinations that Key recorded using the "purchase" method of accounting. Under the purchase method, assets and liabilities of acquired companies are recorded at their fair values and any amount paid in excess of the fair value of the net assets acquired is recorded as goodwill. If the same transactions had qualified for accounting using the "pooling of interests" method, the acquired company's financial statements would simply have been combined with Key's. After a combination using purchase accounting, Key must amortize goodwill and other intangibles by taking periodic charges against income, but those charges are only accounting entries, not actual cash expenses. Thus, from an investor's perspective, the economic effect of a transaction is the same whether we account for it as a purchase or a pooling. For the same reason, the amortization of intangibles does not impact Key's liquidity and funds management activities.

This is the only section of this Financial Review that discusses Key's financial results on a cash basis.


                  Figure 3. Cash Basis Selected Financial Data

                                                          2000                                   1999
                                                        --------      ------------------------------------------------------------
dollars in millions, except per share amounts              FIRST        FOURTH            THIRD           SECOND            FIRST
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                     $    702      $    860         $    684         $    699         $    725
Income before income taxes                                   592           434              434              454              464
Net income                                                   390           287              291              302              319
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                              $    .88      $    .64         $    .65         $    .67         $    .71
Net income - assuming dilution                               .88           .64              .64              .66              .71
Weighted average Common Shares (000)                     441,834       446,402          448,742          448,037          449,520
Weighted average Common Shares and potential
     Common Shares (000)                                 443,757       449,678          452,886          452,733          454,197
----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                              1.92%         1.40%            1.45%            1.54%            1.65%
Return on average equity                                   30.97         22.64            24.13            25.89            28.14
Efficiency (a)                                             60.10         57.18            56.89            57.24            58.65
----------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NON-QUALIFYING INTANGIBLES
Goodwill average balance                                $  1,386      $  1,402         $  1,429         $  1,437         $  1,428
Non-qualifying intangibles average balance                    58            62               66               69               74
Goodwill amortization (after tax)                             20            20               20               20               21
Non-qualifying intangibles amortization (after tax)            3             3                1                2                5
----------------------------------------------------------------------------------------------------------------------------------

Key has completed several acquisitions and divestitures during the periods presented in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestitures") on page 8 has specific information about the acquisitions and divestitures that Key completed in the past five quarters to help you understand how those transactions impacted Key's financial condition and results of operations.

(a) This ratio measures the extent to which recurring revenues are absorbed by operating expenses and is calculated as follows: noninterest expense (excluding certain nonrecurring charges and the amortization of goodwill and non-qualifying intangibles) divided by the sum of taxable-equivalent net interest income and noninterest income (excluding gains from certain divestitures and certain nonrecurring charges).

LINE OF BUSINESS RESULTS

Key has four primary lines of business:

KEY RETAIL BANKING offers branch-based financial products and services to small businesses and consumers.

KEY SPECIALTY FINANCE offers non-branch-based consumer loan products, such as education loans, home equity loans, automobile loans and leases, and marine and recreational vehicle loans.

KEY CORPORATE CAPITAL offers financing, transaction processing, financial advisory services, equipment leasing and a number of other specialized services.

KEY CAPITAL PARTNERS offers asset management, wealth management, private banking, brokerage, investment banking, capital markets, and insurance products and services.

This section summarizes the financial performance of each line of business and its most recent strategic developments. To better understand the discussion below concerning each line of business, see Note 4 ("Line of Business Results"), which begins on page 9 and describes the activities and financial results of each line of business in greater detail.

Figure 4 shows Key's net income (loss) by line of business for the three-month periods ended March 31, 2000 and 1999.

                Figure 4. Net Income (Loss) by Line of Business

                           THREE MONTHS ENDED MARCH 31,              CHANGE
                           ----------------------------     ------------------------
dollars in millions             2000          1999          AMOUNT          PERCENT
--------------------------------------------------------------------------------------
Key Retail Banking             $ 91           $ 84           $  7              8.3 %
Key Specialty Finance            21             42            (21)           (50.0)
Key Corporate Capital            99             93              6              6.5
Key Capital Partners (a)         28             16             12             75.0
Treasury and Other               (1)            (7)             6             85.7
--------------------------------------------------------------------------------------
     Total segments             238            228             10              4.4
Reconciling items               129             65             64             98.5
--------------------------------------------------------------------------------------
     Total net income          $367           $293           $ 74             25.3 %
                               =====          ====           ====             ====
--------------------------------------------------------------------------------------

(a) Noninterest income and expense attributable to Key Capital Partners may be assigned to either Key Corporate Capital or Key Retail Banking if one of those lines is principally responsible for maintaining the relationship with the client that used Key Capital Partners' products and services. Key Capital Partners had net income of $37 million and $26 million for the first three months of 2000 and 1999, respectively, before it assigned some of its income and expense.

KEY RETAIL BANKING

Net income for Key Retail Banking was $91 million for the first quarter of 2000, or approximately 25% of Key's consolidated earnings. In comparison, net income was $84 million for the first three months of 1999, or approximately 29% of consolidated earnings. The increase in net income reflects growth in noninterest income and a decline in noninterest expense. These factors were partially offset by a slightly higher provision for loan losses.

Noninterest income was up $8 million from the first quarter of last year. Increases in both service charges on deposit accounts and ATM fees were the primary factors driving the improvement. The increase in service charges reflected the repricing of services, while the growth in ATM fees resulted from a higher volume of activity.

Noninterest expense decreased by $11 million from the year-ago quarter, primarily due to lower personnel expense and a decrease in depreciation and amortization expenses. The decline in personnel expense reflects a decrease in the number of employees.

The provision for loan losses increased by $2 million in response to a slightly higher level of net charge-offs.

Net interest income was virtually unchanged from the prior year. Average loans outstanding increased 10% due to growth in both the commercial and consumer portfolios. However, the positive effect of this growth was offset by the impact of a lower deposit base, lower interest rate spreads used in determining the credit for deposits generated by Key Retail Banking and an increase in the deposit rates paid to our clients.

KEY SPECIALTY FINANCE

Net income for Key Specialty Finance was $21 million in the first quarter of 2000, or approximately 6% of Key's consolidated earnings. In comparison, net income was $42 million for the first three months of 1999, or approximately 14% of consolidated earnings. The decline in net income had been anticipated by management as a consequence of strategic changes (discussed in the following two paragraphs) which led to decreases in both net interest income and noninterest income. The decline in these revenue components was partially offset by a reduction in the provision for loan losses.

Net interest income decreased by $13 million from the first quarter of 1999. This decrease was attributable to a slight decline in average loans outstanding and higher interest rate spreads used in determining the charge for funds used to support the home equity loans originated by Champion Mortgage Co., Inc., our home equity finance affiliate. Starting in 2000, we intend to de-emphasize our practice of securitizing and selling home equity loans originated by Champion, although we may continue to securitize these loans without then selling them. By retaining these assets on the balance sheet, we intend to replace over time the earnings capacity previously provided by the credit card business, which was sold in January 2000. The additional funding charge to net interest income resulted from the fact that since these loans are no longer classified as "held for sale" and are expected to be retained on the balance sheet until maturity, their funding costs reflect the higher rates associated with longer holding periods.

Virtually all of the $28 million decrease in noninterest income from a year ago is attributable to the absence of securitization gains in the current year, due in part to the change in practice discussed above. We estimate that the change in our home equity loan securitization practice will reduce Key's 2000 diluted earnings per common share by approximately $.08 from what it would have been had we continued to securitize and sell home equity loans. For more information about Key's loan securitization activities, see the section entitled "Loans" which begins on page 46.

The provision for loan losses was reduced by $7 million in response to improved consumer credit quality, while the level of noninterest expense was essentially unchanged from the prior year.

KEY CORPORATE CAPITAL

Net income for Key Corporate Capital was $99 million for the first quarter of 2000, or approximately 27% of Key's consolidated earnings. In comparison, net income was $93 million for the same period last year, or approximately 31% of consolidated earnings. The increase in net income derived primarily from two sources. First, total average loans increased by 10%, generating higher net interest income. This includes strong increases in all major business units, including real estate construction, lease financing, structured finance, healthcare, media and the middle market portfolios. Second, noninterest income increased by $6 million, primarily due to higher income from service charges on deposit accounts, loan fees and various investment banking and capital markets activities.

The $27 million increase in total revenue was partially offset by a $7 million increase in the provision for loan losses. Revenue was also offset by a $7 million increase in noninterest expense, primarily because of higher personnel expense, fees for professional services, and depreciation and amortization expense.

During the first quarter of 2000, Key announced the acquisition of certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri. Through this acquisition we expect to expand significantly our capabilities in originating and servicing conduit loans in the commercial real estate market and to enhance our potential for additional growth in fee income.

KEY CAPITAL PARTNERS

Net income for Key Capital Partners was $28 million for the first quarter of 2000, or approximately 7% of Key's consolidated earnings. In comparison, net income was $16 million for the first three months of 1999, or approximately 5% of consolidated earnings.

If personnel in another line of business are responsible for maintaining a relationship with a client that uses the products and services offered by Key Capital Partners, that line of business is assigned the income and expense arising from our work for the client. As a result, a significant amount of Key Capital Partners' noninterest income and expense is reported under either Key Corporate Capital or Key Retail Banking. If Key Capital Partners had not assigned income and expense items to other lines of business, net income for this line would have been $37 million in the first three months of 2000 (representing approximately 10% of Key's consolidated earnings) and $26 million in the same period last year (representing approximately 9% of Key's consolidated earnings).

Total revenue for Key Capital Partners rose by $39 million from the year-ago quarter. The main source of this improvement is various investment banking and capital markets activities, including gains from the sales of equity capital investments, dealer trading and derivatives income, and investment banking management fees. Revenue also increased because we expanded our base of trust and asset management clients, repriced certain services and earned higher fees from existing accounts that grew while the securities markets were particularly strong.

Noninterest expense was up $19 million from the first quarter of last year, due primarily to higher personnel costs.

TREASURY AND OTHER

Treasury and Other includes the Treasury, Electronic Services and Deposit Marketing business units, as well as the net effect of funds transfer pricing. In the first three months of 2000, this segment generated a net loss of $1 million, compared with a net loss of $7 million for the first quarter of 1999. The $6 million improvement from the prior year is primarily due to growth in the Electronic Services and Deposit Marketing businesses as well as higher income from corporate owned life insurance.

RECONCILING ITEMS

The "reconciling items" shown in Figure 4 reflect certain nonrecurring items and charges related to unallocated corporate support functions. Also included in both the current and prior year are the results of divested businesses. Prior to the first quarter of 2000, these results had been included in the individual lines of business to which they pertained.

The $23 million decrease in net interest income is attributable to the decline in pre-divestiture earnings contributed by Key's credit card business (divested in January 2000) and Long Island district branches (divested in October 1999).

Noninterest income for first quarter 2000 includes a $332 million ($207 million after tax) gain from the sale of Key's credit card business. In the prior year, first quarter results include a $134 million ($85 million after tax) gain from the sale of Key's 20% interest in Electronic Payment Services, Inc. and a final $14 million ($9 million after tax) gain from the sale of Key's 51% interest in Key Merchant Services, LLC.

The $69 million increase in the provision for loan losses resulted from an additional provision of $121 million ($77 million after tax) recorded in the first quarter of 2000 in connection with the implementation of a revised methodology for assessing credit risk, particularly in the commercial loan portfolio. Another factor contributing to the increase was the impact of the divested credit card business.

Noninterest expense in the first quarter of 2000 includes restructuring and other special charges of $14 million ($9 million after tax) related to Key's profitability enhancement initiative and $7 million ($4 million after tax) incurred by divested business. In the first quarter of 1999, noninterest expense includes special contributions of $20 million ($13 million after tax) made to the charitable foundation that Key sponsors, $27 million ($17 million after tax) of other nonrecurring charges and $22 million ($14 million after tax) incurred by divested businesses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Key's principal source of earnings is net interest income, which comprises interest and loan-related fee income less interest expense. There are several factors that affect net interest income, including:

* the volume, pricing, mix, and maturity of earning assets and interest-bearing liabilities;

*    the use of off-balance sheet instruments to manage interest rate risk;

*    interest rate fluctuations; and

*    asset quality.

To make it easier to compare results from one period to the next, as well as the yields on various types of earning assets, we present all net interest income on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory Federal income tax rate of 35%--would amount to $100.

Figure 5 shows various components of the balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the first quarter 2000 was $678 million, representing a $15 million, or 2%, decrease from the same period last year. The decline reflects a 27 basis point reduction in the net interest margin to 3.68%, which more than offset the impact of a 4% increase in average earning assets (primarily commercial and consumer loans) to $73.7 billion.

NET INTEREST MARGIN. There are several reasons that the net interest margin declined over the past year:

* we anticipated that the October 1999 divestiture of Key's Long Island branches with approximately $1.3 billion in deposits and the January 2000 sale of the $1.3 billion credit card portfolio would result in decreases in Key's net interest income;

* increased competition has impacted the rates that we can charge for loans and the rates that we must pay for deposits;

* core deposit growth has not kept pace with loan growth due in part to branch divestitures and client preferences for other investment alternatives;

* we are relying more on higher-cost funds to support the increased demand for loans; and

* we have intensified our efforts to grow deposits such as money market deposit accounts and time deposits. These deposits are among the more costly of our core deposit products, but they provide more stable funding than wholesale sources.

     Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates


                                                                 FIRST QUARTER 2000                       FOURTH QUARTER 1999
                                                        ----------------------------------         --------------------------------
                                                        AVERAGE                     YIELD/         AVERAGE                   YIELD/
dollars in millions                                     BALANCE        INTEREST       RATE         BALANCE     INTEREST        RATE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (a),(b)
    Commercial, financial and agricultural              $18,677          $  379       8.17%        $18,311       $  364        7.90%
    Real estate-- commercial mortgage                     6,891             150       8.74           6,824          147        8.52
    Real estate-- construction                            4,601             104       9.12           4,438          100        8.88
    Commercial lease financing                            6,684             122       7.28           6,484          120        7.43
-----------------------------------------------------------------------------------------------------------------------------------
      Total commercial loans                             36,853             755       8.23          36,057          731        8.05
    Real estate-- residential                             4,318              81       7.48           4,338           80        7.56
    Home equity                                           8,129             179       8.85           7,497          168        8.71
    Credit card                                              --              --         --              --           --          --
    Consumer - direct                                     2,572              62       9.72           2,560           63        9.85
    Consumer - indirect lease financing                   3,174              63       7.93           3,159           62        8.01
    Consumer - indirect other                             6,286             145       9.22           6,452          151        9.34
-----------------------------------------------------------------------------------------------------------------------------------
      Total consumer loans                               24,479             530       8.67          24,006          524        8.70
    Loans held for sale                                   2,692              65       9.80           3,423           95       11.09
-----------------------------------------------------------------------------------------------------------------------------------
      Total loans                                        64,024           1,350       8.47          63,486        1,350        8.46
Taxable investment securities                               580               4       2.94             506            4        3.26
Tax-exempt investment securities (a)                        436              10       8.74             468           11        8.69
-----------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                         1,016              14       5.43             974           15        5.87
Securities available for sale (a),(c)                     6,475             112       6.81           6,667          114        6.77

Short-term investments                                    2,164              20       3.66           1,954           18        3.48
-----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                               73,679           1,496       8.15          73,081        1,497        8.15
Allowance for loan losses                                  (899)                                      (916)
Other assets                                             10,407                                     10,409
-----------------------------------------------------------------------------------------------------------------------------------
                                                        $83,187                                    $82,574
                                                        =======                                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                           $12,617             104       3.32         $12,836          100        3.09
Savings deposits                                          2,357               9       1.61           2,458            9        1.62
NOW accounts                                                627               3       1.62             610            4        1.76
Certificates of deposit ($100,000 or more)                5,555              80       5.78           5,151           71        5.48
Other time deposits                                      12,552             164       5.25          12,150          154        5.04
Deposits in foreign office                                1,206              17       5.76             906           12        5.45
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                    34,914             377       4.34          34,111          350        4.08
Federal funds purchased and securities
    sold under repurchase agreements                      4,003              48       4.85           4,384           52        4.71
Bank notes and other short-term borrowings                8,680             126       5.83           8,243          116        5.57
Long-term debt, including capital securities (d)         16,577             267       6.49          17,095          266        6.17
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                 64,174             818       5.13          63,833          784        4.87
Noninterest-bearing deposits                              8,160                                      8,430
Other liabilities                                         4,344                                      3,836
Common shareholders' equity                               6,509                                      6,475
-----------------------------------------------------------------------------------------------------------------------------------
                                                        $83,187                                    $82,574
                                                        =======                                    =======
Interest rate spread (TE)                                                             3.02                                     3.28
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                                 $  678       3.68%                      $  713        3.88%
                                                                         ======       ====                       ======        ====
Capital securities                                      $ 1,243          $   23                     $ 1,243      $   23
Taxable-equivalent adjustment (a)                                             7                                       8
-----------------------------------------------------------------------------------------------------------------------------------


(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b) For purposes of these computations, nonaccrual loans are included in the average loan balances.

(c)  Yield is calculated on the basis of amortized cost.

(d)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates
          (Continued)


                                                                THIRD QUARTER 1999                     SECOND QUARTER 1999
                                                      ------------------------------------      ---------------------------------
                                                      AVERAGE                     YIELD/        AVERAGE                   YIELD/
dollars in millions                                   BALANCE      INTEREST         RATE        BALANCE     INTEREST        RATE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (a),(b)
    Commercial, financial and agricultural            $17,978       $   348         7.66%       $17,479       $  324        7.43%
    Real estate -- commercial mortgage                  6,784           141         8.25          7,007          144        8.27
    Real estate -- construction                         4,190            89         8.46          4,015           81        8.09
    Commercial lease financing                          6,261           113         7.16          5,889          109        7.39
---------------------------------------------------------------------------------------------------------------------------------
      Total commercial loans                           35,213           691         7.78         34,390          658        7.67
    Real estate -- residential                          4,175            80         7.64          4,546           87        7.71
    Home equity                                         7,739           161         8.32          7,556          160        8.47
    Credit card                                         1,302            54        16.45          1,322           49       14.93
    Consumer - direct                                   2,467            60         9.65          2,425           58        9.59
    Consumer - indirect lease financing                 2,993            61         8.15          2,826           57        8.07
    Consumer - indirect other                           6,457           148         9.17          6,425          146        9.09
---------------------------------------------------------------------------------------------------------------------------------
      Total consumer loans                             25,133           564         8.92         25,100          557        8.90
    Loans held for sale                                 2,453            50         8.00          2,114           39        7.35
---------------------------------------------------------------------------------------------------------------------------------
      Total loans                                      62,799         1,305         8.24         61,604        1,254        8.16
Taxable investment securities                             471             4         3.47            424            3        3.25
Tax-exempt investment securities (a)                      499            10         8.55            560           12        8.63
---------------------------------------------------------------------------------------------------------------------------------
      Total investment securities                         970            14         6.09            984           15        6.31
Securities available for sale (a),(c)                   6,359           106         6.54          6,575          107        6.46
Short-term investments                                  1,836            17         3.74          1,725           23        5.32
---------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                             71,964         1,442         7.96         70,888        1,399        7.91
Allowance for loan losses                                (920)                                     (919)
Other assets                                           10,251                                    10,056
---------------------------------------------------------------------------------------------------------------------------------
                                                      $81,295                                   $80,025
                                                      =======                                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                         $13,274           100         2.97        $13,145           96        2.93
Savings deposits                                        2,699            11         1.63          2,811           12        1.62
NOW accounts                                              610             1         1.37            743            3        1.45
Certificates of deposit ($100,000 or more)              4,475            59         5.22          3,737           47        5.07
Other time deposits                                    12,095           150         4.91         11,811          144        4.90
Deposits in foreign office                                776            10         4.99          1,096           13        4.75
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                  33,929           331         3.87         33,343          315        3.79
Federal funds purchased and securities
    sold under repurchase agreements                    4,495            51         4.49          5,479           63        4.59
Bank notes and other short-term borrowings              7,428           103         5.50          6,786           88        5.22
Long-term debt, including capital securities (d)       17,069           248         5.79         16,530          229        5.57
---------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities               62,921           733         4.62         62,138          695        4.48
Noninterest-bearing deposits                            8,534                                     8,438
Other liabilities                                       3,561                                     3,264
Common shareholders' equity                             6,279                                     6,185
---------------------------------------------------------------------------------------------------------------------------------
                                                      $81,295                                   $80,025
                                                      =======                                   =======

Interest rate spread (TE)                                                           3.34                                    3.43
---------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                            $   709         3.92%                     $  704        3.97%
                                                                    =======        =====                      ======        ====
Capital securities                                    $ 1,205       $    22                     $ 1,162       $   21
Taxable-equivalent adjustment (a)                                         9                                        7
---------------------------------------------------------------------------------------------------------------------------------

                                                             FIRST QUARTER 1999
                                                     --------------------------------
                                                     AVERAGE                 YIELD/
dollars in millions                                  BALANCE    INTEREST       RATE
-------------------------------------------------------------------------------------
ASSETS
Loans (a),(b)
    Commercial, financial and agricultural           $16,994      $  314       7.49%
    Real estate -- commercial mortgage                 7,176         148       8.36
    Real estate -- construction                        3,651          73       8.11
    Commercial lease financing                         5,723         103       7.30
------------------------------------------------------------------------------------
      Total commercial loans                          33,544         638       7.71
    Real estate-- residential                          4,868          91       7.58
    Home equity                                        7,399         156       8.43
    Credit card                                        1,377          49      14.43
    Consumer - direct                                  2,374          57       9.74
    Consumer - indirect lease financing                2,703          56       8.29
    Consumer - indirect other                          7,009         163       9.30
------------------------------------------------------------------------------------
      Total consumer loans                            25,730         572       9.02
    Loans held for sale                                2,419          44       7.38
------------------------------------------------------------------------------------
      Total loans                                     61,693       1,254       8.24
Taxable investment securities                            375           4       4.33
Tax-exempt investment securities (a)                     615          13       8.57
------------------------------------------------------------------------------------
      Total investment securities                        990          17       6.96
Securities available for sale (a),(c)                  6,004          97       6.58
Short-term investments                                 1,975          21       4.31
------------------------------------------------------------------------------------
      Total earning assets                            70,662       1,389       7.97
Allowance for loan losses                               (888)
Other assets                                          10,084
------------------------------------------------------------------------------------
                                                     $79,858
                                                     =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                        $12,540          94       3.04
Savings deposits                                       2,899          12       1.68
NOW accounts                                           1,210           4       1.34
Certificates of deposit ($100,000 or more)             3,646          46       5.12
Other time deposits                                   11,814         147       5.05
Deposits in foreign office                               509           6       4.78
------------------------------------------------------------------------------------
      Total interest-bearing deposits                 32,618         309       3.84
Federal funds purchased and securities
    sold under repurchase agreements                   5,077          54       4.31
Bank notes and other short-term borrowings             9,208         119       5.24
Long-term debt, including capital securities (d)      15,172         214       5.73
------------------------------------------------------------------------------------
      Total interest-bearing liabilities              62,075         696       4.55
Noninterest-bearing deposits                           8,495
Other liabilities                                      3,188
Common shareholders' equity                            6,100
------------------------------------------------------------------------------------
                                                     $79,858
                                                     =======

Interest rate spread (TE)                                                      3.42
------------------------------------------------------------------------------------
Net interest income (TE) and net
    interest margin (TE)                                          $   693      3.95%
                                                                               ====
Capital securities                                   $ 1,039      $   19
Taxable-equivalent adjustment (a)                                      8
------------------------------------------------------------------------------------

INTEREST EARNING ASSETS. Average earning assets for the first quarter totaled $73.7 billion, which was $3.0 billion, or 4%, higher than the first quarter 1999 level. This increase came principally from the loan portfolio, which grew by $2.3 billion, or 4%, despite the recent sale of Key's credit card business. The largest growth occurred in the commercial loan portfolio, but the growth of the home equity portfolio was also strong.

During 1999, we securitized and sold loans aggregating $3.4 billion as part of our strategy to diversify Key's funding sources, but that strategy moderated the growth of the consumer loan portfolio. Earlier this year, we announced our intention to de-emphasize the securitization and sale of home equity loans generated by our home equity finance affiliate. No such transactions occurred during the first quarter of 2000. In the future, we may continue to securitize home equity loans without selling them. By retaining the assets generated by this rapidly growing business on Key's balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of our credit card business.

INTEREST RATE SWAPS AND CAPS. As discussed in the following section entitled "Market risk management," Key uses portfolio interest rate swaps and caps to help manage its interest rate sensitivity position. Interest rate swaps and caps are complicated instruments, but briefly:

* INTEREST RATE SWAPS are contracts under which two parties agree to exchange interest payment streams that are calculated on agreed-upon amounts (known as "notional amounts"). For example, party A will pay interest at a fixed rate to, and receive interest at a variable rate from, party B. Key generally uses interest rate swaps to mitigate its exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt.

* INTEREST RATE CAPS are contracts that provide for the holder to be compensated based on an agreed-upon notional amount when a benchmark interest rate exceeds a specified level (known as the "strike rate"). Key uses interest rate caps to manage the risk of adverse movements in interest rates on certain of our long-term debt and short-term borrowings. A cap limits Key's exposure to interest rate increases; caps do not have any impact if market rates decline.

The notional amount--or face value--of interest rate swaps increased to $21.7 billion at March 31, 2000, from $18.7 billion at the end of 1999. At the same time, the notional amount of interest rate caps decreased by $1.2 billion to $1.1 billion. Interest rate swaps (including the impact of both the spread on the swap portfolio and the amortization of deferred gains and losses resulting from terminated swaps) and interest rate caps contributed $2 million to net interest income in the first quarter of 2000 and $1 million in the first quarter of 1999.

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, please see the next section, entitled "Market risk management." Figure 6 shows how changes in yields or rates and average balances in the first quarters of 2000 and 1999 affected net interest income. You can find more discussion of the changes in earning assets and funding sources in the section entitled "Financial Condition," which begins on page 46.

              Figure 6. Components of Net Interest Income Changes

                                                      FROM THREE MONTHS ENDED MARCH 31, 1999,
                                                       TO THREE MONTHS ENDED MARCH 31, 2000
                                                      ---------------------------------------
                                                      AVERAGE         YIELD/            NET
in millions                                            VOLUME           RATE         CHANGE
---------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                    $ 48           $ 48           $ 96
Taxable investment securities                               2             (2)            --
Tax-exempt investment securities                           (4)             1             (3)
Securities available for sale                               8              7             15
Short-term investments                                      2             (3)            (1)
---------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)            56             51            107

INTEREST EXPENSE
Money market deposit accounts                               1              9             10
Savings deposits                                           (2)            (1)            (3)
NOW accounts                                               (2)             1             (1)
Certificates of deposit ($100,000 or more)                 27              7             34
Other time deposits                                         9              8             17
Deposits in foreign office                                 10              1             11
---------------------------------------------------------------------------------------------
     Total interest-bearing deposits                       43             25             68
Federal funds purchased and securities sold
     under repurchase agreements                          (12)             6             (6)
Bank notes and other short-term borrowings                 (7)            14              7
Long-term debt, including capital securities               21             32             53
---------------------------------------------------------------------------------------------
     Total interest expense                                45             77            122
---------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)            $ 11           $(26)          $(15)
                                                         ====           ====           ====
---------------------------------------------------------------------------------------------


The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

MARKET RISK MANAGEMENT

"Market risk" is the exposure to economic loss that arises when the value of a financial instrument adversely changes due to variations in interest rates, foreign exchange rates, equity prices (the value of equity securities held as assets), or other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase because the bond will become a less attractive investment. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. Key is not affected in any material way by changes in foreign exchange rates or the prices of various equity securities held as assets.

Asset and liability management

Key's Asset/Liability Management Policy Committee has established guidelines for a program to measure and manage interest rate risk. This committee is also responsible for approving Key's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Key's interest rate sensitivity position.

MEASUREMENT OF SHORT-TERM INTEREST RATE EXPOSURE. The primary tool that management uses to measure and manage interest rate risk is a net interest income simulation model. These simulations estimate the impact that various changes in the overall level of interest rates over one and two-year time horizons would have on net interest income. The results help Key develop strategies for managing exposure to interest rate risk.

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and on- and off-balance sheet management strategies. Management believes that both individually and in the aggregate the assumptions we make are reasonable. Nevertheless, the simulation modeling process only produces a sophisticated estimate, not a precise calculation of exposure.

Key's guidelines for risk management require management to take preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 2%. Key has been operating well within these guidelines. As of March 31, 2000, based on the results of our simulation model, Key would expect net interest income to increase by approximately $16 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $12 million.

MEASUREMENT OF LONG-TERM INTEREST RATE EXPOSURE. Key uses an economic value of equity model to complement short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames that are longer than two years. The economic value of Key's equity is determined by aggregating the present value of projected future cash flows for asset, liability, and off-balance sheet positions based on the current yield curve.

Economic value analysis has several limitations. For example, the economic values of asset, liability, and off-balance sheet positions do not represent the true fair values of the positions, since economic values do not consider factors such as credit risk and liquidity. In addition, we must estimate cash flow for assets and liabilities with indeterminate maturities. Moreover, the future structure of the balance sheet derived from ongoing loan and deposit activity by Key's core businesses is not factored into present value calculations. Finally, the analysis requires assumptions about events that span several years. Despite its limitations, the economic value of equity model does provide management with a relatively sophisticated tool for evaluating the longer-term effect of possible interest rate movements.

Key's guidelines for risk management require management to take preventive measures if an immediate 200 basis point increase or decrease in interest rates would decrease the economic value of equity by more than 20%. Key has been operating well within these guidelines.

OTHER SOURCES OF INTEREST RATE EXPOSURE. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both within the bounds of Key's interest rate risk, liquidity, and capital guidelines. We also periodically measure the risk to earnings and economic value arising from various other pro forma changes in the overall level of interest rates. The variety of interest rate scenarios modeled, and their potential impact on earnings and economic value, quantify the level of interest rate exposure arising from option risk, basis risk and gap risk.

* A financial instrument presents "OPTION RISK" when one party can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed rate loans by refinancing at a lower rate. Such a prepayment gives Key a return on its investment (the principal plus some interest), but unless there is a prepayment penalty, that return will not be as much as the loan would have generated had payments been received as originally scheduled. Floating rate loans that are capped against potential interest rate increases and deposits that can be withdrawn on demand also present option risk.

* One approach that Key uses to manage interest rate risk is to offset floating rate liabilities (such as deposits) with floating rate assets (such as loans). That way, as our interest expense increases, so will our interest income. We face "BASIS RISK" when our floating-rate assets and floating-rate liabilities reprice in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing at the same time, interest expense and interest income may not change by the same amount.

* We often use an interest-bearing liability to provide funding for an interest-earning asset. For example, Key may sell certificates of deposit and use the proceeds to make loans. That strategy presents "GAP RISK" if the related liabilities and assets do not mature or reprice at the same time.

MANAGEMENT OF INTEREST RATE EXPOSURE. Key manages interest rate risk by using portfolio swaps and caps which modify the repricing or maturity characteristics of some of our assets and liabilities. The decision to use these instruments rather than securities, debt, or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements. In addition, management considers interest rate implications when adding to Key's securities portfolio, issuing new debt and packaging loans for securitization.

PORTFOLIO SWAPS AND CAPS. The estimated fair value of Key's portfolio swaps and caps decreased to a negative fair value of $56 million during the first three months of 2000 from a negative fair value of $42 million at December 31, 1999. Fair value decreased over the past quarter because of the combined impact of a number of factors: interest rates increased, the implied forward yield curve steepened, and Key's "receive" fixed interest rate swap portfolio has a slightly longer average remaining maturity than the "pay" fixed portfolio.

Key terminated swaps with a notional amount of $902 million during the first three months of 2000, resulting in a deferred gain of $3 million. Each swap termination was made in response to a unique set of circumstances. Generally, the decision to terminate any swap contract is integrated strategically with asset and liability management and takes many factors into account.

During 1999 and the first quarter of 2000, management also used portfolio rate locks and futures from time to time since Key relied more heavily on variable rate funding to support earning asset growth.

Figure 7 summarizes Key's activity in portfolio swaps and caps for the three-month period ended March 31, 2000. For more information about these instruments, including the balance and remaining amortization period of Key's deferred swap gains and losses, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 18.

                  Figure 7. Portfolio Swaps and Caps Activity

                                                  RECEIVE FIXED                    PAY FIXED                      BASIS SWAPS
                                          -----------------------------    ---------------------------    --------------------------
                                             INDEXED                                         FORWARD-                       FORWARD-
in millions                               AMORTIZING      CONVENTIONAL     CONVENTIONAL      STARTING     CONVENTIONAL      STARTING
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                    $104            $5,962           $5,545         $ 278           $6,783            --
    Additions                                     --               500            1,939           288              400        $1,268
    Maturities                                    --               200              203            --               50            --
    Terminations                                  --               500              302            --              100            --
    Forward-starting becoming effective           --                --              278          (278)              --            --
    Amortization                                   7                --               --            --               --            --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                       $ 97            $5,762           $7,257         $ 288           $7,033        $1,268
                                                ====            ======           ======         =====           ======        ======
------------------------------------------------------------------------------------------------------------------------------------


                                                       TOTAL
                                                   PORTFOLIO
in millions                                            SWAPS          CAPS         TOTAL
-----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                         $18,672        $2,250       $20,922
    Additions                                          4,395            30         4,425
    Maturities                                           453         1,200         1,653
    Terminations                                         902            --           902
    Forward-starting becoming effective                   --            --            --
    Amortization                                           7            --             7
-----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                            $21,705        $1,080       $22,785
                                                     =======        ======       =======
-----------------------------------------------------------------------------------------


Figure 8 shows the notional amount and fair values of portfolio swaps and caps by interest rate management strategy. The fair value of an instrument at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the instrument was sold at that date. However, because these instruments are used to alter the repricing or maturity characteristics of other assets and liabilities, the net unrealized gains and losses are not recognized separately in earnings. Rather, interest from swaps and caps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

     Figure 8. Portfolio Swaps and Caps by Interest Rate Management Strategy


                                                                      MARCH 31, 2000       DECEMBER 31, 1999       MARCH 31, 1999
                                                                   ------------------     ------------------     ------------------
                                                                   NOTIONAL      FAIR     NOTIONAL      FAIR     NOTIONAL      FAIR
in millions                                                          AMOUNT     VALUE       AMOUNT     VALUE       AMOUNT     VALUE
----------------------------------------------------------------------------------------------------------------------------------
Convert variable rate loans to fixed                                $ 1,247     $ (34)     $ 1,254     $ (24)     $ 1,528     $  31
Convert fixed rate loans to variable                                    983        11          587        14          822        (1)
Convert fixed rate securities to variable                               363        21          316        18          323        (8)
Convert variable rate deposits and short-term borrowings to fixed     1,050        17        1,100        14        1,650       (12)
Convert fixed rate deposits and short-term borrowings to variable       226        (7)         226        (6)         550        --
Convert variable rate long-term debt to fixed                         5,149        71        3,820        59        1,395        11
Convert fixed rate long-term debt to variable                         4,386      (104)       4,586      (104)       4,173        95
Basis swaps - foreign currency denominated debt                       1,089       (37)         321       (23)         304        (7)
Basis swaps - interest rate indices                                   7,212        (1)       6,462         3        4,752        --
----------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps                                           21,705       (63)      18,672       (49)      15,497       109

Modify characteristics of variable rate short-term borrowings           950         6        2,050         6        2,825         2
Modify characteristics of variable rate long-term debt                  130         1          200         1          400        --
Modify characteristics of capital securities remarketing                 --        --           --        --          250        (7)
----------------------------------------------------------------------------------------------------------------------------------
     Total portfolio caps and collars                                 1,080         7        2,250         7        3,475        (5)
----------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars                        $22,785     $ (56)     $20,922     $ (42)     $18,972     $ 104
                                                                    =======     =====      =======     =====      =======     =====
----------------------------------------------------------------------------------------------------------------------------------

Figure 9 summarizes the expected average maturities of Key's portfolio swaps and caps at March 31, 2000.


       Figure 9. Expected Average Maturities of Portfolio Swaps and Caps

MARCH 31, 2000                                 RECEIVE FIXED                     PAY FIXED                      BASIS SWAPS
                                         ---------------------------    ----------------------------    ---------------------------
                                            INDEXED                                         FORWARD-                       FORWARD-
in millions                              AMORTIZING     CONVENTIONAL    CONVENTIONAL        STARTING    CONVENTIONAL       STARTING
-----------------------------------------------------------------------------------------------------------------------------------
Mature in one year or less                      $38           $1,800          $1,337              --          $3,775             --
Mature after one through five years              59            2,380           4,836            $143           3,258         $1,268
Mature after five through ten years              --              982             721              72              --             --
Mature after ten years                           --              600             363              73              --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps
       and collars                              $97           $5,762          $7,257            $288          $7,033         $1,268
                                                ===           ======          ======            ====          ======         ======
-----------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 2000
                                                  TOTAL
                                              PORTFOLIO
in millions                                       SWAPS         CAPS        TOTAL
----------------------------------------------------------------------------------
Mature in one year or less                      $ 6,950        $ 700      $ 7,650
Mature after one through five years              11,944          380       12,324
Mature after five through ten years               1,775           --        1,775
Mature after ten years                            1,036           --        1,036
----------------------------------------------------------------------------------
     Total portfolio swaps, caps
       and collars                              $21,705       $1,080      $22,785
                                                =======       ======      =======
----------------------------------------------------------------------------------

Trading portfolio risk management

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients and financial assets and liabilities (trading positions) included in "other assets" and "other liabilities," respectively, on the balance sheet. For more information about off-balance sheet contracts, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 18.

Management uses a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% certainty. At March 31, 2000, Key's aggregate daily VAR was $.9 million compared with $1 million at March 31, 1999. Aggregate daily VAR averaged less than $1 million for the first quarter of 2000, compared with an average of $2 million during the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the first three months of 2000 totaled $806 million, up $191 million, or 31%, from the same period last year. In the first quarters of both 2000 and 1999, noninterest income has been affected by various nonrecurring items. The most significant of these items are shown in Figure 10 and include gains from divestitures and certain nonrecurring charges. For more information on the divestitures, see Note 3 ("Acquisitions and Divestitures"), which begins on page 8.

Excluding nonrecurring items, core noninterest income of $476 million was $9 million higher than the $467 million reported a year ago and currently represents 41% of Key's total core revenue. This growth occurred despite a $28 million decline in net securitization gains due in part to a revised strategy discussed below. One of management's long-term objectives is to increase core noninterest income as a percentage of total core revenue to 50%.

The strongest contributions to the growth in noninterest income came from investment banking and capital markets activities (up $23 million), trust and asset management (up $9 million) and service charges on deposit accounts (up $5 million). The growth of these revenue components reflected the overall strength of the securities markets, new business and the repricing of certain services. Other factors made less substantial contributions to noninterest income, including increases in brokerage income, letter of credit and loan fees, and electronic banking fees. Each of these revenue components rose $3 million from the first three months of last year. The growth in Key's core noninterest income was moderated by the decline in net loan securitization gains and a $4 million reduction in credit card fees.

Figure 10 shows the major components of Key's noninterest income. For some of these components, the discussion that follows provides additional information, such as the composition of the component and the factors that may have caused it to change from the first three months of 1999. For detailed information about investment banking and capital markets income, and trust income and assets, see Figures 11 and 12, respectively.

TRUST AND ASSET MANAGEMENT. Trust and asset management activities provide Key's largest source of noninterest income. At March 31, 2000, Key's bank, trust, and registered investment advisory subsidiaries had assets under discretionary management (excluding corporate trust assets) of $72 billion, compared with $67 billion at March 31, 1999.

CREDIT CARD FEES. Credit card fees declined by $4 million from the first quarter of 1999 due to the sale of Key's credit card business in January 2000. For more information about this transaction, see the section entitled "Highlights of Key's First Quarter 2000 Performance," which begins on page 25, and Note 3 ("Acquisitions and Divestitures") on page 8.

LOAN SECURITIZATIONS. Key often securitizes and sells loans to generate funds. The extent to which we use securitizations is dependent upon whether conditions in the capital markets make them more attractive than other funding alternatives. Typically we securitize education, home equity, and automobile loans. We decide which loans to securitize based upon a number of specific factors as discussed in the section entitled "Loans," which begins on page 46.

During the first quarter of 2000, we did not securitize any of our loans due in part to our plans announced earlier this year to de-emphasize the securitization and sale of home equity loans originated by our home equity finance affiliate. By retaining these assets on the balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of the credit card portfolio.

                          Figure 10. Noninterest Income

                                                           THREE MONTHS ENDED MARCH 31,                CHANGE
                                                           ----------------------------        --------------------------
dollars in millions                                               2000           1999         AMOUNT            PERCENT
-------------------------------------------------------------------------------------------------------------------------
Trust and asset management income                                 $115           $106          $   9               8.5 %
Investment banking and capital markets income                       89             66             23              34.8
Service charges on deposit accounts                                 86             81              5               6.2
Brokerage income                                                    45             42              3               7.1
Corporate owned life insurance income                               25             24              1               4.2
Credit card fees                                                     6             10             (4)            (40.0)
Net loan securitization gains                                        4             32            (28)            (87.5)
Net securities gains                                                 1              4             (3)            (75.0)
Other income:
     Letter of credit and loan fees                                 23             20              3              15.0
     Electronic banking fees                                        15             12              3              25.0
     Insurance income                                               17             15              2              13.3
     Loan securitization servicing fees                              6              7             (1)            (14.3)
     Gains from sales of loans                                       7             10             (3)            (30.0)
     Miscellaneous income                                           37             38             (1)             (2.6)
-------------------------------------------------------------------------------------------------------------------------
          Total other income                                       105            102              3               2.9
-------------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                            476            467              9               1.9

Gain from sale of  credit card portfolio                           332             --            332               N/M
Gain from sale of Electronic Payment Services, Inc.                 --            134           (134)           (100.0)
Gain from sale of Key Merchant Services, LLC                        --             14            (14)           (100.0)
Nonrecurring charges                                                (2)            --             (2)              N/M
-------------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items                     330            148            182             123.0
-------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                $806           $615          $ 191              31.1 %
                                                                  ====           ====          =====
-------------------------------------------------------------------------------------------------------------------------

N/M=Not Meaningful


            Figure 11. Investment Banking and Capital Markets Income

                                                           THREE MONTHS ENDED MARCH 31,                CHANGE
                                                           ----------------------------      --------------------------
dollars in millions                                              2000           1999         AMOUNT          PERCENT
-------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                             $44           $37          $ 7              18.9%
Investment banking income                                          21            19            2              10.5
Equity capital income                                              15             3           12             400.0
Foreign exchange income                                             9             7            2              28.6
-------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income          $89           $66          $23              34.8%
                                                                  ===           ===          ===
-------------------------------------------------------------------------------------------------------------------------


                      Figure 12. Trust and Asset Management


                                                           THREE MONTHS ENDED MARCH 31,                CHANGE
                                                           ----------------------------        --------------------------
dollars in millions                                               2000            1999         AMOUNT           PERCENT
-------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                        $ 47           $ 48          $(1)             (2.1)%
Institutional asset management and custody fees                     24             25           (1)             (4.0)
Bond services                                                        9              5            4              80.0
All other fees                                                      35             28            7              25.0
-------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income                       $115           $106          $ 9               8.5 %
                                                                  ====           ====          ===

dollars in billions
-------------------------------------------------------------------------------------------------------------------------
MARCH 31,
Discretionary assets                                              $ 72           $ 67          $ 5               7.5 %
Non-discretionary assets                                            50             48            2               4.2
-------------------------------------------------------------------------------------------------------------------------
    Total trust assets                                            $122           $115          $ 7               6.1 %
                                                                  ====           ====          ===
-------------------------------------------------------------------------------------------------------------------------

During the first quarter of last year, we securitized and sold $1.8 billion of consumer loans, resulting in net gains of $32 million. The level of securitizations was particularly high during that quarter because a securitization originally planned for the fourth quarter of 1998 was postponed due to instability in the capital markets and was added to the expected volume of securitizations for the first quarter of 1999. For information about the type and volume of securitized loans that are either administered or serviced by Key and not recorded on the balance sheet, see the section entitled "Loans," which begins on page 46.

GAINS FROM OTHER DIVESTITURES. Noninterest income for the first three months of 2000 includes a $332 million gain from the sale of Key's credit card business. Results for the year-ago quarter include a gain of $134 million from the sale of Key's interest in Electronic Payment Services, Inc. and a final gain of $14 million that was recorded in connection with the 1998 sale of a 51% interest in Key Merchant Services, LLC.

NONINTEREST EXPENSE

Noninterest expense for the first three months of 2000 totaled $727 million, compared with $754 million for the first three months of 1999. Significant nonrecurring items that affect the comparability of results for the first quarters of 2000 and 1999 are shown in Figure 13. In the current year, these items include restructuring and other special charges of $12 million, and a nonrecurring credit of $3 million. You can find more information about the nonrecurring charges under the heading "Restructuring and other special charges" on page 44.

In the first quarter of 1999, results included nonrecurring charges of $47 million. Among these charges are $20 million of charitable contributions made in light of the gain realized from the sale of Key's interest in Electronic Payment Services, Inc.

Excluding nonrecurring charges, core noninterest expense of $718 million grew by less than 2% from $707 million for the year-ago quarter. The increase came largely from personnel expense (up $14 million), higher costs associated with computer processing (up $5 million) and fees for professional services (up $4 million). In addition, miscellaneous expense rose by $4 million due to a $7 million charge recorded in the first quarter of 2000 to reduce the carrying amount of residual values related to leased vehicles. The above increases were offset in part by lower costs associated with equipment, marketing and the amortization of intangibles.

Figure 13 shows the components of Key's noninterest expense. The discussion that follows explains the composition of some of these components and the factors that may have caused some components to change from the first three months of 1999.

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, accounted for most of the total increase in core noninterest expense. The increase is primarily due to higher costs associated with benefits (including the impact of a $7 million adjustment recorded in the first quarter of 1999 to reduce accruals for medical expenses) and the impact of annual merit increases. At March 31, 2000, the number of full-time equivalent employees was 23,474, compared with 24,568 at the end of 1999 and 25,650 a year ago. The number of full-time equivalent employees decreased over the past twelve months, primarily because of branch divestitures completed in 1999, the sale of the credit card business, and the elimination of positions in connection with Key's productivity improvement initiative.

COMPUTER PROCESSING. The increase in computer processing expense is due to higher levels of computer software amortization as well as increases related to software rental and maintenance.

PROFESSIONAL FEES. Professional fees comprise expenses incurred for legal, audit, consulting and certain other business services. The 27% increase in these fees from the first quarter of 1999 was fairly evenly spread among the above categories.

                         Figure 13. Noninterest Expense

                                                     THREE MONTHS ENDED MARCH 31,                CHANGE
                                                     ---------------------------        --------------------------
dollars in millions                                       2000              1999        AMOUNT           PERCENT
------------------------------------------------------------------------------------------------------------------
Personnel                                             $   382           $   368          $ 14               3.8 %
Net occupancy                                              57                59            (2)             (3.4)
Computer processing                                        59                54             5               9.3
Equipment                                                  48                51            (3)             (5.9)
Marketing                                                  22                25            (3)            (12.0)
Amortization of intangibles                                25                28            (3)            (10.7)
Professional fees                                          19                15             4              26.7
Other expense:
     Postage and delivery                                  17                19            (2)            (10.5)
     Telecommunications                                    14                14            --                --
     Equity- and gross receipts- based taxes                8                 8            --                --
     OREO expense, net                                      2                 5            (3)            (60.0)
     Miscellaneous expense                                 65                61             4               6.6
------------------------------------------------------------------------------------------------------------------
        Total other expense                               106               107            (1)              (.9)
------------------------------------------------------------------------------------------------------------------
        Total core noninterest expense                    718               707            11               1.6

Restructuring and other special charges                    12                --            12               N/M
Other nonrecurring items                                   (3)               47           (50)              N/M
------------------------------------------------------------------------------------------------------------------
        Total significant nonrecurring items                9                47           (38)            (80.9)
------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                     $   727           $   754          $(27)             (3.6)%
                                                      =======           =======          ====

Full-time equivalent employees at period end           23,474            25,650
Efficiency ratio (a)                                    62.27%            61.16%
Overhead ratio (b)                                      35.75             33.19
------------------------------------------------------------------------------------------------------------------

(a) This ratio measures the extent to which recurring revenues are absorbed by operating expenses and is calculated as follows: noninterest expense (excluding certain nonrecurring charges) divided by the sum of taxable-equivalent net interest income and noninterest income (excluding gains from certain divestitures and certain nonrecurring charges).

(b) This ratio is the difference between noninterest expense (excluding certain nonrecurring charges) and noninterest income (excluding gains from certain divestitures and certain nonrecurring charges) divided by taxable-equivalent net interest income.

N/M = Not Meaningful

RESTRUCTURING AND OTHER SPECIAL CHARGES. As stated previously, during the first quarter of 2000 Key recorded nonrecurring charges of $14 million (including restructuring charges of $9 million) in connection with strategic actions initiated in the fourth quarter of 1999. Our goal is to achieve more than $170 million of annual expense reductions by the time our three-year productivity improvement initiative is fully implemented. These actions include the outsourcing of certain nonstrategic support functions (which resulted in the write-off of selected assets, including certain software), site consolidations in a number of Key's businesses and a reduction in the number of management layers.

Management expects the planned strategic actions to reduce Key's employment base by approximately 3,000 positions, or 11%, by year-end 2000 and to improve Key's efficiency ratio. As these actions are implemented, we anticipate recording additional charges over the remainder of the year. The amount of such charges, if any, may be higher than the $180 million originally estimated and will depend on a number of factors. These factors include the extent of reductions in space requirements (which may result in excess real estate), the further consolidation of sites, the elimination of positions in excess of the 3,000 originally estimated and the identification of additional cost savings and revenue enhancement opportunities. Cash generated by Key's operations will fund the restructuring charge liability. None of the charges will have a material impact on Key's liquidity.

During the first quarter of 2000, Key also recorded a $2 million credit to restructuring charges in connection with separate actions initiated during the fourth quarter of 1996 to complete Key's transformation to a nationwide bank-based financial services company. The credit was taken to reduce the remaining liability associated with branch consolidations, since favorable market conditions resulted in lower costs to consolidate these branches than originally expected.

For additional information, including the specific components of the restructuring charges and the related liability for payment remaining as of March 31, 2000, see Note 10 ("Restructuring Charges") on page 18.

EFFICIENCY RATIO. The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 62.27% for the first quarter of 2000, compared with 61.16% for the same period last year.

"Other expense" includes equity- and gross receipts-based taxes that are assessed in lieu of an income tax in certain states in which Key operates. These taxes represent 69 basis points of Key's efficiency ratio for the first quarters of both 2000 and 1999. The extent to which such taxes impact noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

Year 2000

During 1999, we continued to modify Key's computer systems to operate properly in the Year 2000 and beyond. Failure to address the so-called Year 2000 problem could have affected anything from complex computer systems to telephone systems, ATMs, and elevators. To address this issue, Key developed an extensive plan in 1995 and formed an implementation team comprising internal personnel and third-party experts.

Key completed all phases of its plan by the end of 1999. At the turn of the millennium and through the first quarter of 2000 we did not experience any operational problems. However, we will continue to monitor our systems to ensure that they continue to operate properly and will make modifications, if necessary.

Key has not detected any meaningful credit quality issues arising from client difficulties with Year 2000 conversions. Nonetheless, it is possible that such issues may arise over an extended period of time. Key will continue to monitor its loan portfolio for potential situations in need of special attention.

Further, Key did not experience a significant increase in consumer withdrawals of deposits in anticipation of the millennium. As a result, there was no material impact on Key's funding costs.

Management was prepared for the possibility that some of the third parties that Key deals with (such as foreign banks, governmental agencies, clearing houses, telephone companies, and other service providers) would suffer from Year 2000 computer problems. We have not been advised that any third party that provides material products or services to Key has had significant problems with its systems.

The cumulative cost of implementing Key's Year 2000 plan and mitigating the adverse effects of potential Year 2000 problems was $50 million as of December 31, 1999; no additional costs are anticipated.

INCOME TAXES

The provision for income taxes is $200 million for the three-month period ended March 31, 2000, up from $142 million for the same period in 1999. The effective tax rate (which is the provision for income taxes as a percentage of income before income taxes) for the first quarter of 2000 is 35.3%, compared with 32.6% for the first quarter of 1999. The effective tax rate increased primarily because Key had higher state taxes, and lower proportions of tax-exempt income and tax credits to pretax earnings in the current year. The effective income tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At March 31, 2000, total loans outstanding were $64.1 billion, compared with $64.2 billion at the end of 1999 and $61.0 billion a year ago. A summary of the composition of the loan portfolio at each of these respective dates is presented in Note 6 ("Loans") on page 14. Key achieved a 5% increase in loans during the past twelve months, primarily as a result of our targeted efforts to increase the commercial and home equity portfolios. These efforts were supported by the overall strength of the economy and improving consumer credit conditions.

Key's success in generating new loan volume has resulted in loan growth that has outpaced the growth of Key's deposits. As a result, we have used alternative funding sources such as securitizations to continue to capitalize on our lending opportunities. Loans outstanding (excluding loans held for sale) would have grown by $6.3 billion, or 11%, over the past twelve months, if we had not securitized and/or sold $4.9 billion of loans during that time period. This includes the fourth quarter 1999 divestiture of branches with loan portfolios aggregating $505 million and the first quarter 2000 sale of our $1.3 billion credit card portfolio.

Excluding the impact of loan sales, commercial loans rose by $4.2 billion, or 13%, since March 31, 1999, due primarily to strong growth in the structured finance, healthcare, media and middle market portfolios, a $912 million increase in the lease financing portfolio, a $705 million increase in real estate-construction loans and a $357 million increase in commercial real-estate mortgage loans. Consumer loans (excluding loan sales) rose by $2.1 billion, or 8%, including increases of $2.0 billion in the home equity portfolio and $358 million in the lease financing portfolio.

On the same basis, commercial loans grew by $946 million, or an annualized 10%, from the 1999 year end, reflecting growth in all major sectors of the portfolio. At the same time, home equity loans were up $389 million, or an annualized 21%.

SALES, SECURITIZATIONS, AND DIVESTITURES. Among the factors that Key considers in determining which loans to securitize are:

* the extent to which the characteristics of a specific loan portfolio make it conducive to securitization;

*    the relative cost of funds;

*    the level of credit risk; and

*    capital requirements.

In addition to balancing the above factors, we may securitize loans when conditions in the capital markets make that strategy more attractive than conventional funding sources like debt.

During the past twelve months, in addition to selling loans in connection with branch divestitures and the sale of the credit card portfolio, Key sold $1.2 billion of education loans ($918 million through securitizations), $857 million of home equity loans ($747 million through securitizations), $354 million of commercial loans, $292 million of residential real estate loans and $261 million of commercial real estate loans. The level of securitizations was relatively high in 1999 (particularly in the first quarter) because we completed a securitization originally planned for the 1998 fourth quarter that was postponed due to market volatility.

Management will continue to explore opportunities to sell certain loan portfolios, consistent with prudent asset/liability management practices. However, we intend to securitize and sell fewer of the home equity loans originated by our home equity finance affiliate. By retaining these assets, we intend to replace over time the revenue generated by our former credit card business. This is one of the factors contributing to the absence of securitizations in the first quarter of 2000.

Figure 14 summarizes Key's loan sales (including securitizations) and branch divestitures for the first quarter of 2000 and all of 1999.

                       Figure 14. Loans Sold and Divested


                             COMMERCIAL  RESIDENTIAL        HOME   CREDIT CARD                                  BRANCH
in millions     COMMERCIAL  REAL ESTATE  REAL ESTATE      EQUITY   RECEIVABLES  AUTOMOBILE     EDUCATION  DIVESTITURES      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
    2000
--------------
First quarter         $354         $  6           --      $   24        $1,339          --        $   29            --      $1,752

----------------------------------------------------------------------------------------------------------------------------------

Total                 $354         $  6           --      $   24        $1,339          --        $   29            --      $1,752
                      ====         ====                   ======        ======                    ======                    ======
    1999
--------------
Fourth quarter          --         $ 92           --      $   32            --          --        $  299          $505      $  928

Third quarter           --          100           --         359            --          --           786            --       1,245

Second quarter          --           63         $292         442            --          --           132            --         929

First quarter           --           84          208         428            --        $555           818            --       2,093

----------------------------------------------------------------------------------------------------------------------------------

Total                   --         $339         $500      $1,261            --        $555        $2,035          $505      $5,195
                                   ====         ====      ======                      ====        ======          ====      ======
----------------------------------------------------------------------------------------------------------------------------------

Figure 15 shows loans that have been either securitized and sold, or simply sold outright, and are either administered or serviced by Key, but are not recorded on the balance sheet. Key derives income from two sources as a result of such transactions. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from assets retained in connection with securitizations and accounted for like debt securities that are classified as available for sale or trading account assets.

         Figure 15. Loans Securitized/Sold and Administered or Serviced


                                MARCH 31,     DECEMBER 31,          MARCH 31,
in millions                         2000             1999               1999
-----------------------------------------------------------------------------
Education loans                   $3,386           $3,475            $2,987
Automobile loans                     716              855             1,339
Home equity loans                  1,457            1,542             1,079
Commercial loans                     354               --                --
-----------------------------------------------------------------------------
    Total securitized             $5,913           $5,872            $5,405
                                  ======           ======            ======
-----------------------------------------------------------------------------

SECURITIES

At March 31, 2000, the securities portfolio totaled $7.3 billion and comprised $6.3 billion of securities available for sale and $1.0 billion of investment securities. In comparison, the total portfolio at December 31, 1999, was $7.7 billion, including $6.7 billion of securities available for sale and $986 million of investment securities.

Figure 16 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 17 provides the same information about Key's investment securities. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, please see Note 5 ("Securities"), which begins on page 12.

                    Figure 16. Securities Available for Sale

                                                                               OTHER
                         U.S. TREASURY,    STATES AND  COLLATERALIZED      MORTGAGE-           RETAINED
                           AGENCIES AND     POLITICAL        MORTGAGE         BACKED       INTERESTS IN          OTHER
dollars in millions        CORPORATIONS  SUBDIVISIONS     OBLIGATIONS(a)  SECURITIES(a) SECURITIZATIONS(a)  SECURITIES
-------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000
Remaining maturity:
  One year or less                $ 98            $ 1          $  653         $    2                 --           $ 14
  After one through
    five years                       5             18           3,138            521               $110             18
  After five through
    ten years                        6             32             136            979                203              6
  After ten years                   11              2             163             87                 --             66(c)
-------------------------------------------------------------------------------------------------------------------------
Fair value                        $120            $53          $4,090         $1,589               $313           $104
Amortized cost                     121             53           4,295          1,623                332            111
Weighted average yield            5.29%          6.73%           6.52%          7.09%              8.86%          4.59%
Weighted average
  maturity                   2.4 years      5.6 years       3.4 years      6.6 years          3.6 years      9.8 years
-------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
Fair value                        $127            $53          $4,237         $1,678               $343           $227
Amortized cost                     128             53           4,426          1,705                340            223
-------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1999
Fair value                        $207            $64          $3,884         $2,024               $358           $241
Amortized cost                     206             62           3,946          2,006                380            259
-------------------------------------------------------------------------------------------------------------------------

                                    WEIGHTED
                                     AVERAGE
                             TOTAL     YIELD(b)
                        -----------------------
MARCH 31, 2000
Remaining maturity:
  One year or less          $  768      6.54%
  After one through
    five years               3,810      6.42
  After five through
    ten years                1,362      7.43
  After ten years              329      7.64
                        -----------------------
Fair value                  $6,269        --
Amortized cost               6,535      6.82%
Weighted average yield        6.82%       --
Weighted average
  maturity               4.3 years        --
                        -----------------------
DECEMBER 31, 1999
Fair value                  $6,665        --
Amortized cost               6,875      6.77%
                        -----------------------
MARCH 31, 1999
Fair value                  $6,778        --
Amortized cost               6,859      6.60%
                        -----------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c)  Includes equity securities with no stated maturity.

                        Figure 17. Investment Securities


                                          STATES AND                                       WEIGHTED
                                           POLITICAL           OTHER                        AVERAGE
dollars in millions                     SUBDIVISIONS      SECURITIES          TOTAL           YIELD (a)
-------------------------------------------------------------------------------------------------------
MARCH 31, 2000
Remaining maturity:
  One year or less                              $126            $  1         $  127            8.29%
  After one through five years                   204              --            204            9.32
  After five through ten years                    87              22            109            7.53
  After ten years                                 15             598(b)         613            3.65
-------------------------------------------------------------------------------------------------------
Amortized cost                                  $432            $621         $1,053            5.71%
Fair value                                       442             621          1,063              --
Weighted average yield                          9.07%           3.37%          5.71%             --
Weighted average maturity                  3.1 years       9.7 years      7.0 years              --
-------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
Amortized cost                                  $447            $539          $986             6.15%
Fair value                                       459             539           998               --
-------------------------------------------------------------------------------------------------------
MARCH 31, 1999
Amortized cost                                  $601            $404        $1,005             6.86%
Fair value                                       627             404         1,031               --
---------------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b)  Includes equity securities with no stated maturity.

ASSET QUALITY

Key manages asset quality by following procedures that address the issue from many perspectives. Specifically, Key has groups of professionals that:

*    evaluate and monitor the level of risk in credit-related assets;

*    formulate underwriting standards and guidelines for line management;

*    develop commercial and consumer credit policies and systems;

*    establish credit-related concentration limits;

* review loans, leases, and other corporate assets to evaluate credit quality; and

*    review the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at March 31, 2000, was $979 million, or 1.53% of loans. This compares with $930 million, or 1.52% of loans, at March 31, 1999. The allowance includes $69 million (for 2000) and $65 million (for 1999) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 15. At March 31, 2000, the allowance for loan losses was 231.44% of nonperforming loans, compared with 235.44% at March 31, 1999.

Management relies on an iterative methodology to estimate the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. This methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 58 of Key's 1999 Annual Report to Shareholders. With the advent of enhanced credit scoring capabilities, management continues to review and refine Key's methodology for estimating the appropriate level of the allowance for loan losses. During the first quarter of 2000, Key enhanced its methodology for assessing credit risk, particularly within the commercial loan portfolio. As a result, we recorded an additional provision for loan losses of $121 million. In the prior year, first quarter results included an additional provision of $30 million related to an enhancement in the allowance allocation methodology pertaining to the credit card portfolio.

NET LOAN CHARGE-OFFS. As shown in Figure 18, net loan charge-offs for the first quarter of 2000 were $134 million, or .84% of average loans, compared with $81 million, or .53% of average loans, for the same period last year. Included in net charge-offs in the current year are $15 million of credit card net charge-offs, including holdbacks and putbacks related to the January 2000 sale of the credit card portfolio. Excluding these net charge-offs and the $57 million of one-time charge-offs discussed below, Key's core net charge-offs for the first quarter of 2000 totaled $62 million, or .39% of average loans.

In February 1999, the Federal banking agencies published revised guidelines which, among other things, require that consumer loans be charged off when payments are past due by a prescribed number of days. One of the factors that drove this change is concern that existing guidance is being interpreted differently within the banking industry, resulting in disparity in how financial institutions carry out their charge-off practices. Key elected to implement these new guidelines during the first quarter of 2000, although compliance is not required until the end of this year. This resulted in the acceleration of $57 million of consumer loan charge-offs that might otherwise have occurred at later dates. Key's allowance at December 31, 1999, had already included an allocation for these potential losses. For more information on the revised guidelines, see Item 5. ("Other Information") on page 56.

In comparison with the first quarter of 1999, core net charge-offs in the commercial loan portfolio rose by $12 million. This increase reflected the growth experienced in the overall portfolio, as well as a modest rise in the proportion of troubled credits within the portfolio. The increase in commercial loan net charge-offs was more than offset by a $31 million decline in the level of core net charge-offs in the consumer loan portfolio. Core net charge-offs of credit card receivables decreased by $23 million due to the sale of the portfolio. At the same time, net charge-offs in the remainder of the consumer portfolio decreased by $8 million.

                   Figure 18. Summary of Loan Loss Experience

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
dollars in millions                                                         2000               1999
----------------------------------------------------------------------------------------------------
Average loans outstanding during the period                              $64,024            $61,693
----------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                         $   930            $   900
Loans charged off:
     Commercial, financial and agricultural                                   34                 22
     Real estate-commercial mortgage                                           2                 --
     Commercial lease financing                                                4                  2
----------------------------------------------------------------------------------------------------
          Total commercial loans                                              40                 24
     Real estate-residential mortgage                                          1                  2
     Home equity                                                               8                  3
     Credit card                                                              16                 26
     Consumer-direct                                                          20                 12
     Consumer-indirect lease financing                                         7                  4
     Consumer-indirect other                                                  72                 36
----------------------------------------------------------------------------------------------------
          Total consumer loans                                               124                 83
----------------------------------------------------------------------------------------------------
                                                                             164                107
Recoveries:
     Commercial, financial and agricultural                                   10                  8
     Real estate-commercial mortgage                                           2                  2
     Commercial lease financing                                                2                 --
----------------------------------------------------------------------------------------------------
          Total commercial loans                                              14                 10
     Real estate-residential mortgage                                         --                  1
     Credit card                                                               1                  3
     Consumer-direct                                                           1                  1
     Consumer-indirect lease financing                                         2                  1
     Consumer-indirect other                                                  12                 10
----------------------------------------------------------------------------------------------------
          Total consumer loans                                                16                 16
----------------------------------------------------------------------------------------------------
                                                                              30                 26
----------------------------------------------------------------------------------------------------
Net loans charged off                                                       (134)               (81)
Provision for loan losses                                                    183                111
----------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                               $   979            $   930
                                                                         =======            =======
Net loan charge-offs to average loans                                        .84%               .53%
Allowance for loan losses to period-end loans                               1.53               1.52
Allowance for loan losses to nonperforming loans                          231.44             235.44

----------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS. Figure 19 shows the composition of Key's nonperforming assets. These assets totaled $447 million at March 31, 2000, and represented
 .70% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $430 million, or .70%, at March 31, 1999. The $17 million increase in the level of nonperforming assets over the past twelve months is due to a $28 million increase in nonperforming loans, offset in part by a $12 million decrease in OREO.

          Figure 19. Summary of Nonperforming Assets and Past Due Loans

                                                          MARCH 31,        DECEMBER 31,         MARCH 31,
dollars in millions                                           2000                1999              1999
---------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                        $195                $175              $160
Real estate -- commercial mortgage                              98                 102                86
Real estate -- construction                                     18                   7                 4
Commercial lease financing                                      39                  28                39
---------------------------------------------------------------------------------------------------------
     Total commercial loans                                    350                 312               289
Real estate -- residential mortgage                             46                  44                59
Home equity                                                     11                  13                12
Consumer -- direct                                               4                   6                 7
Consumer -- indirect other                                      12                  32                28
---------------------------------------------------------------------------------------------------------
     Total consumer loans                                       73                  95               106
---------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                 423                 407               395

OREO                                                            28                  27                49
Allowance for OREO losses                                       (6)                 (3)              (15)
---------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                     22                  24                34

Other nonperforming assets                                       2                   2                 1
---------------------------------------------------------------------------------------------------------
     Total nonperforming assets                               $447                $433              $430
                                                              ====                ====              ====
---------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                       $288                $259              $191
---------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                        .66%                .63%              .65%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets                  .70                 .67               .70
---------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" are Key's primary source of funding. These deposits consist of domestic deposits other than certificates of deposit of $100,000 or more. During the first quarter of 2000, core deposits averaged $36.3 billion, and represented 49% of the funds Key used to support earning assets, compared with $37.0 billion and 52%, respectively, during the first three months of 1999. As shown in Figure 5 (which spans pages 34 and 35), Key experienced a change in the mix of core deposits over the past twelve months. The levels of savings deposits and NOW accounts declined, primarily because we sold 28 branches with deposits of $1.3 billion as part of the October 1999 divestiture of our Long Island franchise. In addition, client preferences for higher returns and the strength of the securities markets have also caused a shift from traditional bank products to nonbank financial investments, such as equity securities. At the same time, Key's time deposits have grown steadily as a result of client preferences for investments that offer higher returns.

Purchased funds, comprised of large certificates of deposit, deposits in the foreign office, and short-term borrowings, averaged $19.4 billion during the first quarter of 2000, compared with $18.4 billion a year ago. As shown in Figure 5, Key relied more on each of these sources and long-term debt, including capital securities, to fund earning assets in the current year. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. However, no securitizations were completed during the first quarter of 2000.

LIQUIDITY

"Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations when due. Key has sufficient liquidity when it can meet the needs of depositors, borrowers, and creditors at a reasonable cost, on a timely basis, and without adverse consequences. KeyCorp has sufficient liquidity when it can pay dividends to shareholders, service its debt, and support customary corporate operations and activities, including acquisitions.

LIQUIDITY FOR KEY. Management actively analyzes and manages Key's liquidity. In particular, Key's Funding and Investment Management Group monitors the overall mix of funding sources with the objective of maintaining an appropriate mix in light of the structure of the asset portfolios. We use several tools to maintain sufficient liquidity.

* We maintain portfolios of short-term money market investments and securities available for sale, substantially all of which could be converted to cash quickly at a small expense.

* Key's portfolio of investment securities generates prepayments (often at a premium) and payments at maturity.

* We try to structure the maturities of our loans so we receive a relatively consistent stream of payments from borrowers. We also selectively securitize and package loans for sale.

* Our 937 full-service KeyCenters in 13 states generate a sizable volume of core deposits. Key's Funding and Investment Management Group monitors deposit flows and considers alternate pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

* Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. The bank did not have any borrowings from the Federal Reserve outstanding as of March 31, 2000.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first quarter of 2000, affiliates paid KeyCorp a total of $352 million in dividends. As of March 31, 2000, the affiliate banks had an additional $326 million available to pay dividends without prior regulatory approval. These excess funds are generally maintained in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

Bank note program. During the first three months of 2000, Key's affiliate banks raised $1.0 billion under Key's bank note program. Of the notes issued during the first quarter, $250 million have original maturities in excess of one year and are included in long-term debt; the remaining $770 million have original maturities of one year or less and are included in short-term borrowings. On January 21, 2000, Key commenced a new bank note program which provides for the aggregate issuance of both long- and short-term debt up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association).

Euro note program. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $7.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There were $2.5 billion of borrowings outstanding under this facility as of March 31, 2000, $80 million of which were issued during the first quarter.

Commercial paper and revolving credit. KeyCorp has a commercial paper program and a three-year revolving credit agreement. Each of these facilities provides funding availability of up to $500 million. As of March 31, 2000, $38 million of borrowings were outstanding under the commercial paper program; no amount was outstanding under the revolving credit agreement.

Other publicly issued securities. KeyCorp has a universal shelf registration statement on file with the Securities and Exchange Commission that provides for the possible issuance of up to $1.3 billion of debt and equity securities. At March 31, 2000, unused capacity under the shelf registration totaled $1.0 billion, including $450 million reserved for issuance as medium-term notes. If KeyCorp maintains its favorable debt ratings, shown below as of March 31, 2000, management believes that, under normal conditions in the capital markets, any eventual offering of securities should be well-received by investors.

                                                      Senior            Subordinated
                               Commercial           Long-Term            Long-Term
                                  Paper                Debt                 Debt
                              ------------        -------------       -----------------
Duff & Phelps                        D-1                A+                     A
Standard & Poor's                    A-2                A-                   BBB+
Moody's                              P-1                A1                     A2

For more information about Key's sources and uses of cash for the three-month periods ended March 31, 2000 and 1999, see the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at March 31, 2000, was $6.5 billion, up $104 million from the balance at December 31, 1999. Retained earnings increased by $244 million during the quarter, offset to a large extent by a $104 million net increase in treasury stock due to share repurchases, and a $29 million increase in net unrealized losses on securities available for sale.

SHARE REPURCHASES. During the first quarter of 2000, Key repurchased 6,365,000 of its common shares at an average price per share of $18.38. These shares were repurchased under a January 2000 authorization by Key's Board of Directors to repurchase up to 20,000,000 shares in the open market or through negotiated transactions.

At March 31, 2000, Key had 54,299,186 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, and dividend reinvestment plans, and for other corporate purposes. During the first quarter of 2000, Key reissued 528,057 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.78% at March 31, 2000, compared with 7.66% at December 31, 1999, and 7.63% at March 31, 1999.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-adjusted assets of 4.0%, and total capital as a percent of risk-adjusted assets of 8.0%. As of March 31, 2000, Key's Tier 1 capital ratio was 7.98%, and its total capital ratio was 12.04%.

The leverage ratio is Tier 1 capital as a percentage of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as

KeyCorp has--must maintain a minimum leverage ratio of 3.0%. All other bank holding companies must maintain a minimum ratio of 4.0%. As of March 31, 2000, KeyCorp had a leverage ratio of 7.89%, which is substantially higher than the minimum requirement.

Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Both of Key's affiliate banks qualified as "well capitalized" at March 31, 2000, since each exceeded the prescribed thresholds of 10% for total capital, 6% for Tier 1 capital, and 5% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at March 31, 2000. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 20 presents the details of Key's regulatory capital position at March 31, 2000, December 31, 1999, and March 31, 1999.

             Figure 20. Capital Components and Risk-Adjusted Assets


                                                     MARCH 31,     DECEMBER 31,        MARCH 31,
dollars in millions                                      2000             1999             1999
------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
     Common shareholders' equity (a)                  $ 6,641          $ 6,508          $ 6,156
     Qualifying capital securities                      1,243            1,243              994
     Less: Goodwill                                    (1,378)          (1,389)          (1,435)
           Other intangible assets (b)                    (53)             (56)             (67)
------------------------------------------------------------------------------------------------
          Total Tier 1 capital                          6,453            6,306            5,648
------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses (c)                        979              930              930
     Net unrealized holding gains (d)                       1                3                1
     Qualifying long-term debt                          2,311            2,330            2,470
------------------------------------------------------------------------------------------------
          Total Tier 2 capital                          3,291            3,263            3,401
------------------------------------------------------------------------------------------------
          Total capital                               $ 9,744          $ 9,569          $ 9,049
                                                      =======          =======          =======
RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet            $68,047          $68,619          $64,017
     Risk-adjusted off-balance sheet exposure          14,126           14,513           12,816
     Less: Goodwill                                    (1,378)          (1,389)          (1,435)
           Other intangible assets (b)                    (53)             (56)             (67)
     Plus: Market risk-equivalent assets                  162              391              611
           Net unrealized holding gains (d)                 1                3                1
------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                   80,905           82,081           75,943
     Less: Excess allowance for loan losses (c)            --               --               --
------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                    $80,905          $82,081          $75,943
                                                      =======          =======          =======

AVERAGE QUARTERLY TOTAL ASSETS                        $83,187          $82,574          $79,858
                                                      =======          =======          =======

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                  7.98%            7.68%            7.44%
     Total risk-adjusted capital ratio                  12.04            11.66            11.92
     Leverage ratio (e)                                  7.89             7.77             7.21
------------------------------------------------------------------------------------------------

(a) Common shareholders' equity excludes the impact of net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

(b) Intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

(c) The allowance for loan losses included in Tier 2 capital is limited to 1.25% of gross risk-adjusted assets.

(d) Net unrealized holding gains included in Tier 2 capital are limited to 45% of net unrealized holding gains on available for sale equity securities with readily determinable fair values.

(e) Tier 1 capital as a percentage of average quarterly total assets, less goodwill and other non-qualifying intangible assets as defined in footnote
     (b).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information included in the Market Risk Management section beginning on page 37 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

           There are currently pending eight separate lawsuits brought by purchasers of the Securities against McDonald, as well as other defendants (two suits in Federal District Court in Minnesota; one suit in Federal District Court in New York; two suits in California; and one suit in each of Connecticut, Illinois and New Jersey). The aggregate amount of Securities alleged to have been purchased by the plaintiffs in these eight lawsuits is at least $257 million. While the relief claimed in the lawsuits varies, generally, the plaintiffs seek rescission of the sale of the Securities, compensatory damages, legal fees, expenses, and in the case of the New Jersey action (which currently covers approximately $107 million face value of Securities), treble damages consistent with applicable law, exemplary damages and civil penalties.

           McDonald is vigorously defending these actions and has filed, or will file, responses to each complaint denying liability.

ITEM 5.   OTHER INFORMATION

          REGULATORY CAPITAL. In March 2000, the Federal Reserve Board published for public comment a proposal to amend its regulatory capital guidelines to increase the amount of consolidated regulatory capital required to be held by bank holding companies with respect to certain equity and debt investments made by bank holding companies, or their subsidiaries, in nonfinancial companies. The financial impact of the proposal upon Key cannot be determined until a final rule is published. However, based upon its estimate of the impact of applying the proposed rule to Key's current investments covered by the proposed rule, management anticipates that Key's regulatory capital ratios will remain in excess of the ratios required to be maintained by FDIC-insured depository institutions, in order to be considered "well-capitalized" under the prompt corrective action provisions of the FDIA.

          UNIFORM RETAIL CREDIT POLICY. In February 1999, the Federal banking agencies published their final Uniform Retail Credit Classification and Account Management Policy (the "Retail Credit Policy"), which revises their 1980 Uniform Policy for Classification of Consumer Installment Credit Based on Delinquency Status. The Retail Credit Policy applies to all financial institutions which file call reports or thrift financial reports with a Federal banking agency. In general, the Retail Credit Policy:

          * establishes uniform delinquency charge-off policies for closed-end and open-end credit;

          * provides uniform guidance for loans affected by bankruptcy, fraud, and death;

          * establishes guidelines for re-aging, extending, deferring, or rewriting past due accounts;

          * classifies certain delinquent residential mortgage and home equity loans; and

          * broadens recognition of partial payments that qualify as full payments.

          Key elected to implement these new guidelines during the first quarter of 2000, although compliance is not required until December 31, 2000. This resulted in the acceleration of $57 million of consumer loan charge-offs that might otherwise have occurred at later dates. Key's allowance at December 31, 1999, had already included an allocation for these potential losses.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (10) KeyCorp Amended and Restated 1991 Equity Compensation Plan (March 15, 2000 Amendment).

          (15)  Acknowledgment Letter of Independent Auditors

          (27)  Financial Data Schedule (filed electronically only)

     (b)  Reports on Form 8-K

          January 21, 2000 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on January 20, 2000, the Registrant issued a press release announcing its earnings results for the three-month and twelve-month periods ended December 31, 1999.

          No other reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEYCORP
                                  ------------------------------------
                                             (Registrant)


Date:  May 10, 2000               /s/     Lee Irving
                                  ------------------------------------
                                  By: Lee Irving
                                      Executive Vice President
                                      and Chief Accounting Officer