Form 10-Q
period 2000-06-30
KEYCORP /NEW/
filed 2000-08-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEY CORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    OHIO                                    34-6542451
---------------------------------------------          ------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

     127 PUBLIC SQUARE, CLEVELAND, OHIO                     44114-1306
---------------------------------------------          ------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (216) 689-6300
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each             430,516,421 Shares
--------------------------------------------    -------------------------------
            (Title of class)                    (Outstanding at July 31, 2000)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page Number
         --------------------                                           -----------

         Consolidated Balance Sheets --
            June 30, 2000, December 31, 1999 and June 30, 1999               3

         Consolidated Statements of Income --
            Three months and six months ended June 30, 2000 and 1999         4

         Consolidated Statements of Changes in Shareholders' Equity --
            Six months ended June 30, 2000 and 1999                          5

         Consolidated Statements of Cash Flow --
            Six months ended June 30, 2000 and 1999                          6

         Notes to Consolidated Financial Statements                          7

         Independent Accountants' Review Report                              24

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations                                        25
            -------------------------

Item 3.  Quantitative and Qualitative Disclosure of Market Risk              58
         ------------------------------------------------------



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   58
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders                 59
         ---------------------------------------------------

Item 5.  Other Information                                                   59
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                    60
         --------------------------------

         Signature                                                           60

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                               CONSOLIDATED BALANCE SHEETS
dollars in millions
                                                                              JUNE 30,     DECEMBER 31,   JUNE 30,
                                                                                2000           1999         1999
===================================================================================================================
                                                                             (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks                                                      $  3,178       $  2,816       $  3,060
Short-term investments                                                          1,759          1,860          1,755
Securities available for sale                                                   6,249          6,665          6,404
Investment securities (fair value; $1,136, $998 and $985)                       1,128            986            967
Loans, net of unearned income of $1,660, $1,621 and $1,507                     65,612         64,222         61,971
   Less: Allowance for loan losses                                                979            930            930
--------------------------------------------------------------------------------------------------------------------
   Net loans                                                                   64,633         63,292         61,041
Premises and equipment                                                            726            797            846
Goodwill                                                                        1,357          1,389          1,446
Other intangible assets                                                            52             60             68
Corporate owned life insurance                                                  2,159          2,110          2,056
Other assets                                                                    3,478          3,420          3,246
--------------------------------------------------------------------------------------------------------------------
     Total assets                                                            $ 84,719       $ 83,395       $ 80,889
                                                                             ========       ========       ========
LIABILITIES
Deposits in domestic offices:
  Noninterest-bearing                                                        $  9,057       $  8,607       $  9,058
  Interest-bearing                                                             34,733         33,390         31,948
Deposits in foreign office -- interest-bearing                                  5,286          1,236          2,010
--------------------------------------------------------------------------------------------------------------------
     Total deposits                                                            49,076         43,233         43,016
Federal funds purchased and securities sold under repurchase agreements         3,511          4,177          4,727
Bank notes and other short-term borrowings                                      5,998          8,439          7,344
Other liabilities                                                               4,287          4,033          3,405
Long-term debt                                                                 14,097         15,881         15,168
Corporation-obligated mandatorily redeemable
  preferred capital securities of subsidiary
  trusts holding solely subordinated debentures
  of the Corporation (See Note 9)                                               1,243          1,243            994
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                         78,212         77,006         74,654


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares,
 none issued                                                                       --             --             --
Common shares, $1 par value; authorized 1,400,000,000 shares;
  issued 491,888,780 shares                                                       492            492            492
Capital surplus                                                                 1,405          1,412          1,413
Retained earnings                                                               6,203          5,833          5,533
Loans to ESOP trustee                                                             (24)           (24)           (34)
Treasury stock, at cost (60,723,102, 48,462,243 and 43,248,120 shares)         (1,421)        (1,197)        (1,062)
Accumulated other comprehensive loss                                             (148)          (127)          (107)
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                 6,507          6,389          6,235
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                              $ 84,719       $ 83,395       $ 80,889
                                                                             ========       ========       ========
====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------   -------------------------
dollars in millions, except per share amounts                      2000            1999           2000            1999
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                            $1,397          $1,251         $2,744          $2,501
Taxable investment securities                                         6               3             10               7
Tax-exempt investment securities                                      7               8             13              17
Securities available for sale                                       107             107            219             204
Short-term investments                                               23              23             43              44
--------------------------------------------------------------------------------------------------------------------------
 Total interest income                                            1,540           1,392          3,029           2,773

INTEREST EXPENSE
Deposits                                                            436             315            813             624
Federal funds purchased and securities sold
 under repurchase agreements                                         58              63            106             117
Bank notes and other short-term borrowings                          103              88            229             207
Long-term debt, including capital securities                        270             229            537             443
--------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                             867             695          1,685           1,391
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                 673             697          1,344           1,382
Provision for loan losses                                            68              76            251             187
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 605             621          1,093           1,195

NONINTEREST INCOME
Trust and asset management income                                   116             110            231             216
Investment banking and capital markets income                        98             100            187             166
Service charges on deposit accounts                                  85              82            171             163
Brokerage commission income                                          34              42             79              84
Corporate owned life insurance income                                25              27             50              51
Credit card fees                                                      2              21              8              31
Net loan securitization gains                                         7              18              9              50
Net securities gains                                                  2              20              3              24
Gains from divestitures                                              --              --            332             148
Other income                                                        106             112            211             214
--------------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                           475             532          1,281           1,147

NONINTEREST EXPENSE
Personnel                                                           361             383            743             755
Net occupancy                                                        56              58            113             117
Computer processing                                                  60              59            119             113
Equipment                                                            42              49             90             105
Marketing                                                            31              24             53              49
Amortization of intangibles                                          25              26             50              54
Professional fees                                                    21              17             40              32
Restructuring charges                                                --              --              7              --
Other expense                                                       102             107            210             252
--------------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                          698             723          1,425           1,477

INCOME BEFORE INCOME TAXES                                          382             430            949             865
Income taxes                                                        134             150            334             292
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $  248          $  280         $  615          $  573
                                                                 ======          ======         ======          ======
Per common share:
 Net income                                                      $  .57          $  .63         $ 1.40          $ 1.28
 Net Income - assuming dilution                                     .57             .62           1.40            1.27
Weighted average common shares outstanding (000)                434,112         448,037        437,973         448,774
Weighted average common shares and potential common
 shares outstanding (000)                                       436,022         452,733        439,889         453,461
==========================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                                            OTHER
                                                                               LOANS TO   TREASURY  COMPREHENSIVE
                                                  COMMON  CAPITAL   RETAINED       ESOP      STOCK,        (LOSS)   COMPREHENSIVE
dollars in millions, except per share amounts     SHARES  SURPLUS   EARNINGS    TRUSTEE     AT COST        INCOME          INCOME(b)
====================================================================================================================================
BALANCE AT DECEMBER 31,1998                         $492   $1,412     $5,192      $(34)     $ (923)          $ 28
Net income                                                               573                                                 $573
Other Comprehensive losses:
  Net unrealized losses on securities available
     for sale, net of income taxes of $(80)(a)                                                               (130)           (130)
   Foreign currency translation adjustments                                                                    (5)             (5)
                                                                                                                          -------
         Total comprehensive income                                                                                       $   438
                                                                                                                          =======
Cash dividends on common shares  ($.52 per share)                        (233)
Issuance of common shares:
   Acquisition-632,183 shares                                   6                              15
   Employee benefit and dividend reinvestment
     plans - 1,963,304 net shares                              (5)                             48
Repurchase of common shares - 6,406,424 shares                                               (202)
ESOP transactions                                                           1
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30,1999                             $492   $1,413      $5,533    $(34)     $(1,062)         $(107)
                                                    ====   ======      ======    ====      =======          =====
======================================================================================================================
BALANCE AT DECEMBER 31, 1999                        $492   $1,412      $5,833    $(24)     $(1,197)         $(127)
Net income                                                                615                                                $615
Other comprehensive losses:
   Net unrealized losses on securities available
     for sale, net of income taxes of $(19)(a)                                                                (17)            (17)
   Foreign currency translation adjustments                                                                    (4)             (4)
                                                                                                                          -------
        Total comprehensive income                                                                                           $594
                                                                                                                             ====
Cash dividends on common shares ($.56 per share)                         (245)
Issuance of common shares:
   Employee benefit and dividend reinvestment
     plans- 804,141 net shares                                 (7)                             20
Repurchase of common shares-13,065,000 shares                                                 (244)
------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                            $492   $1,405      $6,203    $(24)     $(1,421)         $(148)
                                                    ====   ======      ======    ====      =======          =====
==================================================================================================================


(a)      Net of reclassification adjustments.

(b) For the three months ended June 30, 2000 and 1999, comprehensive income was $257 million and $229 million, respectively.


See Notes to Consolidated Financial Statements (Unaudited).

                                         CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            ---------------------------
in millions                                                                                   2000             1999
=======================================================================================================================
OPERATING ACTIVITIES
Net income                                                                                  $    615       $    573
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                      251            187
  Depreciation expense and software amortization                                                 141            144
  Amortization of intangibles                                                                     50             54
  Net gains from divestitures                                                                   (332)          (148)
  Net securities gains                                                                            (3)           (24)
  Net gains from loan securitizations and sales                                                  (21)           (72)
  Deferred income taxes                                                                          138            163
  Net increase in mortgage loans held for sale                                                  (270)           (32)
  Net increase in trading account assets                                                         (34)          (233)
  Net decrease in accrued restructuring charges                                                  (41)            (1)
  Other operating activities, net                                                                 93            (42)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        587            569
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                         (4,214)        (3,525)
Proceeds from loan securitizations and sales                                                   3,586          3,037
Purchases of investment securities                                                              (203)          (117)
Proceeds from sales of investment securities                                                      11              8
Proceeds from prepayments and maturities of investment securities                                 94            152
Purchases of securities available for sale                                                    (2,176)        (3,780)
Proceeds from sales of securities available for sale                                           2,030            325
Proceeds from prepayments and maturities of securities available for sale                        385          2,611
Net decrease in other short-term investments                                                     135            452
Purchases of premises and equipment                                                              (39)           (50)
Proceeds from sales of premises and equipment                                                     18             23
Proceeds from sales of other real estate owned                                                    12             13
Cash used in acquisitions, net of cash acquired                                                 (357)            --
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (718)          (851)
FINANCING ACTIVITIES
Net increase in deposits                                                                       5,843            433
Net decrease in short-term borrowings                                                         (3,107)        (2,145)
Net proceeds from issuance of long-term debt, including capital securities                     1,789          3,756
Payments on long-term debt, including capital securities                                      (3,555)        (1,592)
Purchases of treasury shares                                                                    (240)          (202)
Net proceeds from issuance of common stock                                                         8             29
Cash dividends                                                                                  (245)          (233)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        493             46
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                               362           (236)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                 2,816          3,296
-----------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                      $3,178         $3,060
                                                                                              ======         ======
-----------------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
 Interest paid                                                                                $1,667         $l,366
 Income taxes paid                                                                                43             85
 Net amount received on portfolio swaps                                                           37             12
Noncash items:
 Reclassification of financial instruments from loans to securities available for sale            --           $374
 Fair value of Concord EFS, Inc. shares received                                                  --            170
 Carrying amount of Electronic Payment Services, Inc. shares divested                             --             36
 Net transfer of premises and equipment to other assets                                          $17             --
 Net transfer of loans to other real estate owned                                                 13             13
===================================================================================================================

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

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

DERIVATIVES AND HEDGING ACTIVITIES. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." This new statement addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133.

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

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per common share is as follows:

                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------    --------------------------
dollars in millions, except per share amounts               2000            1999           2000           1999
===================================================================================================================
NET INCOME                                                $     248       $     280      $     615      $     573
                                                          =========       =========      =========      =========

-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average common shares outstanding (000)        434,112         448,037        437,973        448,774
    Effect of dilutive common stock options (000)             1,910           4,696          1,916          4,687

-------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and potential
        common shares outstanding (000)                     436,022         452,733        439,889        453,461
                                                          =========       =========      =========      =========

-------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per common share                            $     .57      $     .63      $    1.40      $    1.28
   Net income per common share - assuming dilution              .57            .62           1.40           1.27

-------------------------------------------------------------------------------------------------------------------

                        3. ACQUISITIONS AND DIVESTITURES

Business acquisitions and divestitures that Key completed during 1999 and the first six months of 2000 are summarized below.

ACQUISITION
-----------

NATIONAL REALTY FUNDING L.C.
On January 10, 2000, Key purchased certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri, for $359 million in cash. Goodwill of approximately $10 million was recorded and is being amortized using the straight-line method over a period of 15 years.

DIVESTITURES
------------

CREDIT CARD PORTFOLIO
On January 31, 2000, Key sold its credit card portfolio of $1.3 billion in receivables and nearly 600,000 active VISA and MasterCard accounts to Associates National Bank (Delaware). Key recognized a gain of $332 million ($207 million after tax), which is included in "gains from divestitures" on the income statement.

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

ELECTRONIC PAYMENT SERVICES, INC.
On February 28, 1999, Electronic Payment Services, Inc., an electronic funds transfer processor in which Key held a 20% interest, merged with a wholly owned subsidiary of Concord EFS, Inc. Key received 5,931,825 shares of Concord EFS in exchange for its Electronic Payment Services stock, and recognized a gain of $134 million ($85 million after tax), which is included in "gains from divestitures" on the income statement. On June 17, 1999, Key sold its Concord EFS shares and recognized a gain of $15 million ($9 million after tax).

KEY MERCHANT SERVICES, LLC
On January 21, 1998, Key sold a 51% interest in Key Merchant Services, LLC, a wholly owned subsidiary formed to provide merchant credit card processing services, to NOVA Information Systems, Inc. Key recognized a $23 million gain ($14 million after tax) at the time of closing.

Under the terms of the agreement with NOVA, Key was entitled to receive additional payments if Key Merchant Services achieved certain revenue-related performance targets. These additional payments created a gain of $27 million ($17 million after tax) in the fourth quarter of 1998 and a final gain of $14 million ($9 million after tax) during the first quarter of 1999. These gains are included in "gains from divestitures" on the income statement. Due to a confidentiality clause in the agreement, the terms, which are not material, have not been disclosed.

                           4. LINE OF BUSINESS RESULTS

Key's four major lines of business are Key Retail Banking, Key Specialty Finance, Key Corporate Capital and Key Capital Partners.

KEY RETAIL BANKING

Key Retail Banking delivers a complete line of branch-based financial products and services to small businesses and consumers. These products and services are delivered through 938 KeyCenters, a 24-hour telephone banking call center services group, 2,491 ATMs that access 13 different networks (resulting in one of the largest ATM networks in the United States) and a core team of relationship management professionals.

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

The table that spans pages 11 and 12 shows selected financial data for each major line of business for the three- and six-month periods ended June 30, 2000 and 1999. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of Key's four major businesses. In accordance with these policies:

- Funds transfer pricing was used in the determination of net interest income by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of funds transfer pricing is included in the "Treasury and Other" columns of the table.

- Indirect expenses, such as computer servicing costs and corporate overhead, were allocated based on the extent to which each line of business actually used the service.

- The provision for loan losses was allocated among the lines of business based primarily upon their actual net charge-offs, adjusted for loan growth and changes in risk profile. The level of the consolidated provision is based upon the methodology that Key uses to estimate its consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of significant accounting policies") under the heading "Allowance for loan losses" on page 58 of Key's 1999 Annual Report to Shareholders.

- Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate owned life insurance, nondeductible goodwill amortization and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 2% for the periods presented.

- Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).

Developing and applying the methodologies that management follows to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular segment of Key's business or changes in Key's structure. Starting in the first quarter of 2000 the financial data for both 2000 and 1999 presented in the table reflects a change in the manner of reporting the results of divested businesses. The impact of these businesses is now being included under the "Reconciling Items" columns, as opposed to being allocated to the major business lines. In addition, the financial data presented for both years reflects the second quarter 2000 reclassification of the Deposit Marketing unit from Treasury and Other to Key Retail Banking.

There is no authoritative guidance for "management accounting"--the way that management uses its judgment and experience to guide line of business reporting decisions--similar to generally accepted accounting principles for financial accounting. Consequently, the line of business results that Key reports are not necessarily comparable with those presented by other companies.


THREE MONTHS ENDED JUNE 30,                                  KEY RETAIL BANKING    KEY SPECIALTY FINANCE   KEY CORPORATE CAPITAL
                                                            --------------------  -----------------------  ---------------------
dollars in millions                                             2000        1999        2000        1999        2000        1999
================================================================================================================================
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                     $   298     $   296     $   125     $   128     $   262     $   250
Noninterest income                                                88          85          19          38          53          54
Revenue sharing(a)                                                19          18           1           1          43          35
--------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                 405         399         145         167         358         339
Provision for loan losses                                         16          15          23          22          37          30
Depreciation and amortization expense                             35          38          13          15          16          14
Other noninterest expense                                        183         194          67          64         122         118
Expense sharing(a)                                                16          16         ___         ___          25          20
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent)           155         136          42          66         158         157
Allocated income taxes and taxable equivalent adjustments         56          49          18          26          61          59
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $    99     $    87     $    24     $    40     $    97     $    98
                                                             =======     =======     =======     =======     =======     =======

Percent of consolidated net income                                40%         31%         10%         14%         39%         35%
Percent of total segments' net income                             40          34          10          16          39          38
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                        $10,813     $ 9,685     $14,909     $14,136     $31,307     $28,561
Total assets(b)                                               12,303      11,260      16,071      15,249      33,024      29,921
Deposits                                                      34,803      33,029         122         113       2,981       2,733
--------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio(g)                                            57.78%      62.16%      55.17%      47.31%      45.53%      44.84%
--------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30,                                    KEY RETAIL BANKING    KEY SPECIALTY FINANCE   KEY CORPORATE CAPITAL
                                                            --------------------  -----------------------  ---------------------
dollars in millions                                             2000        1999        2000        1999        2000        1999
================================================================================================================================
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                     $   588     $   585     $   253     $   268     $   520     $   487
Noninterest income                                               171         159          36          82         106         103
Revenue sharing(a)                                                36          36           1           1          76          66
--------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                 795         780         290         351         702         656
Provision for loan losses                                         34          32          48          54          64          50
Depreciation and amortization expense                             71          76          26          31          31          29
Other noninterest expense                                        360         382         135         131         245         235
Expense sharing(a)                                                29          30         ___         ___          45          39
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent)           301         260          81         135         317         303
Allocated income taxes and taxable equivalent adjustments        109          90          34          53         122         115
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $   192     $   170     $    47     $    82     $   195     $   188
                                                             =======     =======     =======     =======     =======     =======

Percent of consolidated net income                                31%         30%          8%         14%         32%         33%
Percent of total segments' net income                             39          36          10          17          40          39
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                        $10,642     $ 9,605     $14,784     $14,479     $31,065     $28,219
Total assets(b)                                               12,147      11,171      15,997      15,584      32,659      29,497
Deposits                                                      34,242      33,034         126         117       2,907       2,739
--------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio(g)                                            57.86%      62.56%      56.36%      46.15%      45.73%      46.19%
--------------------------------------------------------------------------------------------------------------------------------

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

(c) "Reconciling items" reflect certain nonrecurring items, the results of divested businesses and charges related to unallocated nonearning assets of corporate support functions, which are included in net interest income and allocated to the business segments through noninterest expense.

     In the second quarter of 1999, noninterest income includes a $15 million ($9 million after tax) gain from the sale of Concord EFS, Inc. common shares. During the same period, divested businesses added $19 million ($12 million after tax) to noninterest income and $45 million ($28 million after tax) to net interest income.

     For the first six months of 2000, noninterest income includes a $332 million ($207 million after tax) gain from the January sale of Key's credit card business and $6 million ($3 million after tax) earned by divested businesses. For the first six months of 1999, noninterest income includes gains totaling $163 million ($103 million after tax) from certain divestitures and $37 million ($23 million after tax) earned by divested businesses. These businesses also added $13 million ($8 million after tax) to net interest income in the first half of 2000 and $89 million ($56 million after tax) to net interest income in the same period last year.

(d) In the first quarter of 2000, the provision for loan losses includes an additional provision of $121 million ($77 million after tax) that resulted from the implementation of an enhanced methodology for assessing credit risk, particularly in the commercial loan

   KEY CAPITAL PARTNERS        TREASURY AND OTHER            TOTAL SEGMENTS        RECONCILING ITEMS       KEYCORP CONSOLIDATED
-------------------------   ------------------------  -------------------------    ------------------   -------------------------
      2000          1999          2000          1999          2000         1999      2000        1999           2000         1999
=================================================================================================================================
  $     54      $     52      $    (29)     $    (30)     $    710     $    696     $ (30)   $      8       $    680     $    704
       268           277            44            44           472          498         3          34            475          532
       (63)          (54)           --            --            --           --        --          --             --           --
---------------------------------------------------------------------------------------------------------------------------------
       259           275            15            14         1,182        1,194       (27)(c)      42(c)       1,155        1,236
         1             2             1             1            78           70       (10)(d)       6(d)          68           76
        24            23             7             7            95           97         1           1             96           98
       222           225            25            35           619          636       (17)(e)     (11)(e)        602          625
       (41)          (36)           --            --            --           --        --          --             --           --
---------------------------------------------------------------------------------------------------------------------------------
        53            61           (18)          (29)          390          391        (1)         46            389          437
        23            24           (17)          (21)          141          137        --          20            141          157
---------------------------------------------------------------------------------------------------------------------------------
  $     30      $     37      $     (1)     $     (8)     $    249     $    254     $  (1)   $     26       $    248     $    280
      ====          ====         =====         =====         =====        =====     =====        ====          =====         ====

        12%           13%           (1)%          (3)%         100%          90%       -- %         10%           100%         100%
        12            15            (1)           (3)          100          100       N/A          N/A            N/A          N/A
---------------------------------------------------------------------------------------------------------------------------------

  $  5,275      $  4,327      $  2,340      $  2,919      $ 64,644     $ 59,628     $ 173    $  1,976       $ 64,817     $ 61,604
     9,546         8,062        10,976        11,715        81,920       76,207     1,485(f)    3,818(f)      83,405       80,025
     3,388         3,225         4,535         1,454        45,829       40,554         4       1,227         45,833       41,781
---------------------------------------------------------------------------------------------------------------------------------

     79.15%        77.09%          N/M           N/M         60.41%       61.39%      N/M         N/M          60.26%       59.21%
---------------------------------------------------------------------------------------------------------------------------------

  KEY CAPITAL PARTNERS        TREASURY AND OTHER           TOTAL SEGMENTS          RECONCILING ITEMS      KEYCORP CONSOLIDATED
-------------------------   ------------------------  -------------------------    ------------------   -------------------------
      2000          1999          2000          1999          2000         1999      2000        1999           2000         1999
---------------------------------------------------------------------------------------------------------------------------------
  $    102      $    102      $    (59)     $    (60)     $  1,404     $  1,382     $ (46)   $     15       $  1,358     $  1,397
       538           505            87            77           938          926       343         221          1,281        1,147
      (113)         (103)           --            --            --           --        --          --             --           --
---------------------------------------------------------------------------------------------------------------------------------
       527           504            28            17         2,342        2,308       297(c)      236(c)       2,639        2,544
         2             2             2             2           150          140       101(d)       47(d)         251          187
        48            47            14            12           190          195         1           3            191          198
       449           433            50            57         1,239        1,238        (5)(e)      41(e)       1,234        1,279
       (74)          (69)           --            --            --           --        --          --             --           --
---------------------------------------------------------------------------------------------------------------------------------
       102            91           (38)          (54)          763          735       200         145            963          880
        43            38           (34)          (39)          274          257        74          50            348          307
---------------------------------------------------------------------------------------------------------------------------------
  $     59      $     53      $     (4)     $    (15)     $    489     $    478     $ 126    $     95       $    615     $    573
     =====         =====          ====         =====         =====        =====     =====        ====          =====         ====

        10%            9%           (1)%          (3)%          80%          83%       20%         17%           100%         100%
        12            11            (1)           (3)          100          100       N/A         N/A            N/A          N/A
---------------------------------------------------------------------------------------------------------------------------------

  $  5,147      $  4,314      $  2,394      $  3,045      $ 64,032     $ 59,662     $ 388    $  1,986       $ 64,420     $ 61,648
     9,618         8,115        11,087        11,759        81,508       76,126     1,788(f)    3,816(f)      83,296       79,942
     3,389         3,126         3,783         1,163        44,447       40,179         7       1,270         44,454       41,449
---------------------------------------------------------------------------------------------------------------------------------

     80.27%        81.55%          N/M           N/M         61.12%       62.09%      N/M         N/M          61.27%       60.16%
---------------------------------------------------------------------------------------------------------------------------------

     portfolio. In the first quarter of 1999, the provision includes an additional provision of $30 million ($19 million after tax) related to an enhancement of the allowance methodology pertaining to the credit card portfolio.

(e) Noninterest expense in the second quarter of 2000 includes $2 million ($1 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability. Noninterest expense for the second quarter of 1999 includes special contributions of $3 million ($2 million after tax) made to the charitable foundation that Key sponsors and $22 million ($14 million after tax) incurred by divested businesses. For the first six months of 2000, noninterest expense includes $16 million ($10 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability and $7 million ($5 million after tax) incurred by divested businesses. For the first six months of 1999, noninterest expense includes special contributions of $23 million ($15 million after tax) made to the charitable foundation that Key sponsors, $27 million ($17 million after tax) of other nonrecurring charges and $44 million ($28 million after tax) incurred by divested businesses.

(f) Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

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

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($802 million, $768 million and $1.1 billion at June 30, 2000, December 31, 1999 and June 30, 1999, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "other income" on the income statement.

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

The amortized cost, unrealized gains and losses and approximate fair value of Key's securities available for sale and investment securities were as follows:

                                                                               JUNE 30, 2000
                                                    ----------------------------------------------------------------
                                                                           GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED              FAIR
in millions                                               COST             GAINS            LOSSES             VALUE
====================================================================================================================
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations            $  121                --                --            $  121
    States and political subdivisions                       56                --                --                56
    Collateralized mortgage obligations                  4,185                --            $  195             3,990
    Other mortgage-backed securities                     1,551            $    3                36             1,518
    Retained interests in securitizations                  335                --                20               315
    Other securities                                       259                 1                11               249
--------------------------------------------------------------------------------------------------------------------
        Total securities available for sale             $6,507            $    4            $  262            $6,249
                                                        ======            ======            ======            ======
INVESTMENT SECURITIES
    States and political subdivisions                   $  380            $    8                --            $  388
    Other securities                                       748                --                --               748
--------------------------------------------------------------------------------------------------------------------
        Total investment securities                     $1,128            $    8                --            $1,136
                                                        ======            ======                              ======

--------------------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31, 1999
                                                  ------------------------------------------------------------------
                                                                           GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED             FAIR
in millions                                               COST             GAINS            LOSSES            VALUE
====================================================================================================================
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations            $  128                --            $    1            $  127
    States and political subdivisions                       53                --                --                53
    Collateralized mortgage obligations                  4,426                --               189             4,237
    Other mortgage-backed securities                     1,705            $    6                33             1,678
    Retained interests in securitizations                  340                 3                --               343
    Other securities                                       223                 4                --               227
--------------------------------------------------------------------------------------------------------------------
        Total securities available for sale             $6,875            $   13            $  223            $6,665
                                                        ======            ======            ======            ======
INVESTMENT SECURITIES
    States and political subdivisions                   $  447            $   12                --            $  459
    Other securities                                       539                --                --               539
--------------------------------------------------------------------------------------------------------------------
        Total investment securities                     $  986            $   12                --            $  998
                                                        ======            ======                              ======
--------------------------------------------------------------------------------------------------------------------


                                                                               JUNE 30, 1999
                                                  ------------------------------------------------------------------
                                                                           GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED              FAIR
in millions                                               COST             GAINS            LOSSES             VALUE
====================================================================================================================
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations            $  152            $    1            $    1            $  152
    States and political subdivisions                       67                 1                 1                67
    Collateralized mortgage obligations                  4,029                 2               143             3,888
    Other mortgage-backed securities                     1,878                12                29             1,861
    Retained interests in securitizations                  348                --                13               335
    Other securities                                        96                 6                 1               101
--------------------------------------------------------------------------------------------------------------------
        Total securities available for sale             $6,570            $   22            $  188            $6,404
                                                       =======            ======            ======            ======
INVESTMENT SECURITIES
    States and political subdivisions                   $  515            $   18                --            $  533
    Other securities                                       452                --                --               452
--------------------------------------------------------------------------------------------------------------------
        Total investment securities                     $  967            $   18                --            $  985
                                                       =======            ======            ======            ======
--------------------------------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:

                                                   JUNE 30,       DECEMBER 31,           JUNE 30,
in millions                                           2000               1999               1999
=================================================================================================
Commercial, financial and agricultural             $19,759            $18,497            $17,916
Real estate -- commercial mortgage                   6,962              6,836              6,806
Real estate -- construction                          4,713              4,528              4,153
Commercial lease financing                           6,902              6,665              6,043
-------------------------------------------------------------------------------------------------
     Total commercial loans                         38,336             36,526             34,918
Real estate -- residential mortgage                  4,251              4,333              4,330
Home equity                                          8,863              7,602              7,532
Credit card                                             --                 --              1,313
Consumer -- direct                                   2,609              2,565              2,423
Consumer -- indirect lease financing                 3,081              3,195              2,897
Consumer -- indirect other                           6,019              6,398              6,402
-------------------------------------------------------------------------------------------------
     Total consumer loans                           24,823             24,093             24,897
Real estate -- commercial mortgage                     340                146                134
Real estate -- residential mortgage                    124                 48                 95
Home equity                                             --                371                 --
Credit card                                             --              1,362                 --
Education                                            1,989              1,676              1,927
-------------------------------------------------------------------------------------------------
     Total loans held for sale                       2,453              3,603              2,156
-------------------------------------------------------------------------------------------------
     Total loans                                   $65,612            $64,222            $61,971
                                                  ========           ========            =======
-------------------------------------------------------------------------------------------------


Key uses portfolio interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about the notional amount, fair value, and weighted average rate of such swaps at June 30, 2000, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 19.

Changes in the allowance for loan losses are summarized as follows:


                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                         ---------------------------         -------------------------
in millions                                2000              1999              2000              1999
-----------------------------------------------------------------------------------------------------
Balance at beginning of period            $ 979             $ 930             $ 930             $ 900
Charge-offs                                 (94)             (105)             (258)             (212)
Recoveries                                   26                29                56                55
-----------------------------------------------------------------------------------------------------
     Net charge-offs                        (68)              (76)             (202)             (157)
Provision for loan losses                    68                76               251               187
-----------------------------------------------------------------------------------------------------
     Balance at end of period             $ 979             $ 930             $ 979             $ 930
                                          =====             =====             =====              ====
-----------------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At June 30, 2000, impaired loans totaled $277 million. This amount includes $189 million of impaired loans with a specifically allocated allowance for loan losses of $92 million and $88 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 1999, impaired loans totaled $246 million; $153 million of those loans had a specifically allocated allowance of $63 million and $93 million were carried at their estimated fair value. The average investment in impaired loans for the second quarter of 2000 and 1999 was $279 million and $200 million, respectively.

Nonperforming assets were as follows:

                                         JUNE 30,      DECEMBER 31,          JUNE 30,
in millions                                 2000              1999              1999
====================================================================================
Impaired loans                             $ 277             $ 246             $ 188
Other nonaccrual loans                       268               201               214
------------------------------------------------------------------------------------
     Total nonperforming loans               545               447               402
OREO                                          30                27                46
Allowance for OREO losses                     (1)               (3)              (11)
------------------------------------------------------------------------------------
     OREO, net of allowance                   29                24                35
Other nonperforming assets                     3                 2                 1
------------------------------------------------------------------------------------
     Total nonperforming assets            $ 577             $ 473             $ 438
                                           =====             =====              ====
------------------------------------------------------------------------------------


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

The amounts presented in the above table have been restated from those previously reported. This restatement reflects a reclassification of certain loans from those reported as 90 days past due and still accruing to those reported as nonaccrual. The reclassified loans are predominantly home equity loans held by Key Home Equity Services, a division of Key Bank USA, National Association that acts as a third-party purchaser of home equity loans. Although these loans had not been properly categorized as nonaccrual in Key's internal reporting system, the accrual of interest on the balances had, in fact, ceased. Therefore, the restatement had no impact on Key's earnings.

                                8. LONG-TERM DEBT

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:


                                               JUNE 30,  DECEMBER 31,   JUNE 30,
dollars in millions                                2000          1999       1999
================================================================================
Senior medium-term notes due through 2005(a)    $   391     $   396     $   401
Subordinated medium-term notes due through
  2005(a)                                           103         133         133
7.50% Subordinated notes due 2006(b)                250         250         250
6.75% Subordinated notes due 2006(b)                200         200         200
8.125% Subordinated notes due 2002(b)               199         199         199
8.00% Subordinated notes due 2004(b)                125         125         125
8.404% Notes due through 2001                        24          24          34
All other long-term debt(h)                           1           4           5
--------------------------------------------------------------------------------
      Total parent company(i)                     1,293       1,331       1,347

Senior medium-term bank notes due through
  2039(c)                                         6,848       9,396       9,254
Senior euro medium-term bank notes due through
  2007(d)                                         3,248       2,413       1,883
6.50% Subordinated remarketable securities due
  2027(e)                                           312         312         313
6.95% Subordinated notes due 2028(e)                300         300         300
7.125% Subordinated notes due 2006(e)               250         250         250
7.25% Subordinated notes due 2005(e)                200         200         200
6.75% Subordinated notes due 2003(e)                200         200         200
7.50% Subordinated notes due 2008(e)                165         165         165
7.30% Subordinated notes due 2011(e)                107         107         107
7.85% Subordinated notes due 2002(e)                 93          93          93
7.55% Subordinated notes due 2006(e)                 75          75          75
7.375% Subordinated notes due 2008(e)                70          70          70
Lease financing debt due through 2006(f)            590         613         571
Federal Home Loan Bank advances due through
 2030(g)                                            249         242         239
All other long-term debt(h)                          97         114         101
--------------------------------------------------------------------------------
      Total subsidiaries                         12,804      14,550      13,821
--------------------------------------------------------------------------------
          Total long-term debt                  $14,097     $15,881     $15,168
                                                =======     =======     =======
================================================================================

Key uses portfolio interest rate swaps and caps to manage interest rate risk; these instruments modify the repricing and maturity characteristics of certain long-term debt. For more information about the notional amount, fair value and weighted average rate of such financial instruments at June 30, 2000, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 19.

(a) At June 30, 2000, December 31, 1999 and June 30,1999, the senior medium-term notes had weighted average interest rates of 6.85%, 6.83% and 6.41%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.32%, 7.09% and 7.09% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) The 7.50%, 6.75%, 8.125%, and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.

(c) At June 30, 2000, December 31, 1999 and June 30, 1999, senior medium-term bank notes of subsidiaries had weighted average interest rates of 6.56%, 5.98% and 5.18%, respectively. These notes had a combination of fixed and floating interest rates.

(d) At June 30, 2000, December 31, 1999 and June 30, 1999, senior euro medium-term notes had weighted average interest rates of 6.47%, 6.26%, and 5.21%, respectively. These notes, which are obligations of KeyBank National Association, had fixed and floating interest rates based on the three-month London Interbank Offered Rate (known as "LIBOR").

(e) The subordinated notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. These notes may not be redeemed prior to their maturity dates.

(f) At June 30, 2000, December 31, 1999 and June 30, 1999, lease financing debt had weighted average interest rates of 7.74%, 7.64% and 6.66%, respectively. This category of debt primarily comprises nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type leases.

(g) At June 30, 2000, December 31, 1999 and June 30, 1999, long-term advances from the Federal Home Loan Bank had weighted average interest rates of 6.59%, 6.27% and 5.14% respectively. These advances, which had a combination of fixed and floating interest rates, were secured by $373 million, $363 million, and $357 million of real estate loans and securities at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

(h) Other long-term debt, comprising industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 8.14%, 6.76%, and 6.96% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

(i) At June 30, 2000, unused capacity under KeyCorp's shelf registration totaled $562 million, including $50 million reserved for future issuance as medium-term notes.

                             9. CAPITAL SECURITIES

KeyCorp guarantees the corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of the Corporation ("capital securities"). These securities were issued by five business trusts: KeyCorp Institutional Capital A, KeyCorp Institutional Capital B, KeyCorp Capital I, KeyCorp Capital II and KeyCorp Capital III. As guarantor, KeyCorp unconditionally guarantees payment of:

- accrued and unpaid distributions required to be paid on the capital securities;

-    the redemption price when a capital security is called for redemption; and

-    amounts due if a trust is liquidated or terminated.

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

The capital securities, common securities and related debentures are summarized as follows:

                                                                           PRINCIPAL     INTEREST RATE         MATURITY
                                             CAPITAL                       AMOUNT OF        OF CAPITAL       OF CAPITAL
                                          SECURITIES,        COMMON       DEBENTURES,   SECURITIES AND   SECURITIES AND
dollars in millions                  NET OF DISCOUNT(a)  SECURITIES  NET OF DISCOUNT(b)    DEBENTURES(c)     DEBENTURES
=======================================================================================================================
June 30, 2000
      KeyCorp Institutional Capital A        $  350        $11             $  361             7.826%           2026
      KeyCorp Institutional Capital B           150          4                154             8.250            2026
      KeyCorp Capital I                         247          8                255             7.030            2028
      KeyCorp Capital II                        247          8                255             6.875            2029
      KeyCorp Capital III                       249          8                257             7.750            2029
----------------------------------------------------------------------------------------------------------------------
          Total                              $1,243        $39             $1,282             7.515%             --
                                             ======        ===             ======
----------------------------------------------------------------------------------------------------------------------
December 31, 1999                            $1,243        $39             $1,282             7.473%             --
                                             ======        ===             ======
----------------------------------------------------------------------------------------------------------------------

June 30, 1999                                $  994        $31             $1,025             7.135%             --
                                             ======        ===             ======
======================================================================================================================

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

(c) The interest rates for Capital A, Capital B, Capital II, and Capital III are fixed. Capital I has a floating interest rate (which reprices quarterly) equal to three-month LIBOR plus 74 basis points. The rates shown as the total at June 30, 2000, December 31, 1999, and June 30, 1999, are weighted average rates.

                            10. RESTRUCTURING CHARGES

During 1999 and the first half of 2000, KeyCorp recorded net restructuring charges of $98 million ($62 million after tax) and $9 million ($6 million after tax), respectively, in connection with strategic actions being taken to improve operating efficiency and profitability.

The primary strategic actions taken include the outsourcing of certain technology and other corporate support functions, the consolidation of sites in a number of Key's businesses and a reduction in the number of management layers. These actions are expected to reduce Key's workforce by approximately 3,000 positions, or 11%, by the end of 2000. Approximately 25% of the reduction, which will take place throughout the organization, is expected to occur at the management level. As of June 30, 2000, almost 2,100 positions had been eliminated.

Changes in the restructuring charge liability associated with the above actions are as follows:

                           DECEMBER 31,  RESTRUCTURING       CASH      JUNE 30,
in millions                       1999         CHARGES   PAYMENTS         2000
================================================================================
Severance                         $ 60         $ (6)         $ 26         $ 28
Site consolidations                 24           11            13           22
Equipment and other                  7            4             6            5
--------------------------------------------------------------------------------
         Total                    $ 91         $  9          $ 45         $ 55
                                  ====         ====          ====         ====
--------------------------------------------------------------------------------

Key expects to record additional restructuring charges during 2000 in connection with this productivity initiative. The net amount of such charges will depend on a number of factors. These factors include the extent of reductions in space requirements (which may result in excess real estate), the further consolidation of sites, the elimination of positions in excess of the 3,000 originally estimated and the identification of additional cost savings.

During the first quarter of 2000, KeyCorp also recorded a $2 million ($1 million after tax) credit to restructuring charges in connection with separate actions initiated during the fourth quarter of 1996 to complete Key's transformation to a nationwide bank-based financial services company. The credit was taken to reduce the remaining liability associated with branch consolidations, since favorable market conditions resulted in lower costs to consolidate these branches than originally expected. At June 30, 2000, the remaining liability associated with this initiative was approximately $1 million.

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

                                                    JUNE 30,   DECEMBER 31,       JUNE 30,
in millions                                            2000           1999           1999
==========================================================================================
Loan commitments:
     Credit card lines                                   --        $ 7,108        $ 6,316
     Home equity                                    $ 4,569          4,560          4,637
     Commercial real estate and construction          1,859          1,842          1,939
     Commercial and other                            24,075         22,023         21,891
-----------------------------------------------------------------------------------------
         Total loan commitments                      30,503         35,533         34,783

Other commitments:
     Standby letters of credit                        1,840          1,987          1,812
     Commercial letters of credit                       148            120            180
     Loans sold with recourse                            --             16             19
-----------------------------------------------------------------------------------------
         Total loan and other commitments           $32,491        $37,656        $36,794
                                                   ========       ========        =======

-----------------------------------------------------------------------------------------

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

The following table summarizes the features of the various types of portfolio swaps and caps that Key held at June 30, 2000.


                                                                               JUNE 30, 2000                     DECEMBER 31, 1999
                                                         -----------------------------------------------------  --------------------
                                                                                       WEIGHTED AVERAGE RATE
                                                           NOTIONAL   FAIR MATURITY   -----------------------     NOTIONAL     FAIR
dollars in millions                                          AMOUNT  VALUE   (YEARS)  RECEIVE  PAY     STRIKE       AMOUNT    VALUE
===================================================================================================================================
Interest rate swaps:
      Receive fixed/pay variable-indexed amortizing(a)     $    53     --     1.3     7.98%   6.31%     N/A       $   104    $   1
      Receive fixed/pay variable-conventional                4,967  $(142)    6.0     6.42    6.53      N/A         5,962     (135)
      Receive fixed/pay variable-forward starting              135     --     6.6     6.58    6.37      N/A            --       --
      Pay fixed/receive variable-conventional                7,300    107     3.8     6.53    6.46      N/A         5,545      105
      Pay fixed/receive variable-forward starting              150     --     7.4     6.74    7.23      N/A           278       --
      Basis swaps                                            6,471    (48)    1.8     6.20    6.32      N/A         6,783      (20)
------------------------------------------------------------------------------------------------------------------------------------
          Total                                             19,076    (83)     --     6.39%   6.43%      --        18,672      (49)
Interest rate caps and collars:
      Caps purchased - one- to three-month LIBOR-based(b)      820      7      .7      N/A     N/A     5.72%        2,000        7
      Collar - one- to three-month LIBOR-based                 250     --      .6      N/A     N/A  4.75 AND 6.50     250       --
------------------------------------------------------------------------------------------------------------------------------------
          Total                                              1,070      7      --      --      --        --         2,250        7
------------------------------------------------------------------------------------------------------------------------------------
          Total                                            $20,146  $ (76)     --      --      --        --       $20,922    $ (42)
                                                           =======  =====                                         =======    =====
------------------------------------------------------------------------------------------------------------------------------------


(a) Maturity is based upon expected average lives rather than contractual terms.

(b)  Includes $20 million of forward-starting caps at June 30, 2000.

N/A = Not Applicable

INTEREST RATE SWAP CONTRACTS involve the exchange of interest payments calculated on an agreed-upon amount (known as the "notional amount"). Swaps are generally used to mitigate Key's exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt. Key generally uses three types of interest rate swap contracts.

- CONVENTIONAL INTEREST RATE SWAP CONTRACTS involve the receipt of interest payments based on a fixed or variable rate in exchange for payments based on variable or fixed rates, without an exchange of the underlying notional amount.

- INDEXED AMORTIZING SWAP CONTRACTS differ from conventional swaps because the notional amount of an indexed amortizing swap contract remains constant for a specified period of time. Then, based upon the level of an index at agreed-upon dates, one of three events will occur: the swap contract will mature, the notional amount will begin to amortize or the swap will continue in effect until it matures. At June 30, 2000, Key was party to $53 million of indexed amortizing swaps that used a LIBOR index.

- BASIS SWAP CONTRACTS involve the exchange of interest payments based on different floating indices.

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

At June 30, 2000, Key had 37 different counterparties to portfolio swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $244 million to 24 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $39 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $78 million. Based on management's assessment as of June 30, 2000, all counterparties were expected to meet their obligations.

ACCOUNTING TREATMENT AND VALUATION. Management estimated the aggregate fair value of interest rate swaps at a negative $83 million at June 30, 2000. Fair value in this case represents an estimate of the unrealized loss that would be recognized if the swap portfolio, but not the assets or liabilities being managed, were to be liquidated at that date. However, because these swaps qualify for hedge accounting treatment, their estimated negative fair values should be substantially offset by the unrecognized positive fair values of the assets and liabilities whose risk characteristics they are being used to modify. Management arrived at this estimate by using discounted cash flow models, which predict interest rates using the applicable forward yield curve.

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

During the first six months of 2000, swaps with a notional amount of $1.3 billion were terminated, resulting in a net deferred loss of $4 million. During the same period last year, swaps with a notional amount of $871 million were terminated, resulting in a net deferred gain of $7 million. At June 30, 2000, Key had a cumulative net deferred swap gain of $14 million with a weighted average life of 4.6 years related to the management of debt, and a cumulative net deferred gain of $3 million with a weighted average life of 7.8 years related to the management of loans.

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

CREDIT RISK. At June 30, 2000, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $561 million. Key manages credit risk by contracting only with counterparties with high credit ratings, continuously monitoring counterparties' performance, and entering into master netting agreements when possible.

The following table shows trading income recognized on interest rate, foreign exchange forward, and treasury-based option contracts.


                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
in millions                                        2000          1999
=======================================================================
Interest rate contracts                             $29            $21
Foreign exchange forward contracts                   17             13
Treasury-based option contracts                      --              2
-----------------------------------------------------------------------

The following table summarizes the notional amount and fair value of derivative financial instruments held or issued for trading purposes at June 30, 2000, and on average for the six-month period then ended. The interest rate swaps and caps related to securitization positions were executed in connection with the residual interests retained when Key securitized certain home equity and education loans. The positive fair values represent assets and the negative fair values represent liabilities.

                                                               JUNE 30, 2000     SIX MONTHS ENDED JUNE 30, 2000
                                                         ----------------------- -------------------------------
                                                          NOTIONAL          FAIR          AVERAGE        AVERAGE
in millions                                                 AMOUNT         VALUE  NOTIONAL AMOUNT     FAIR VALUE
================================================================================================================
Interest rate contracts - client positions:
     Swap assets                                           $12,858        $   387         $12,344        $   424
     Swap liabilities                                       12,400           (249)         12,896           (309)
     Caps and floors purchased                                 743              5             670              6
     Caps and floors sold                                      842             (5)            766             (6)
     Futures purchased                                         463             --             444             --
     Futures sold                                            8,274              2           8,921             11

Interest rate contracts - securitization positions:
     Swap assets                                           $ 1,210        $    36         $ 1,068        $    27
     Caps purchased                                          1,127             66           1,065             57
     Caps sold                                               2,637            (66)          2,026            (57)

Foreign exchange forward contracts:
     Assets                                                $ 1,746        $    53         $ 1,759        $    64
     Liabilities                                             1,531            (43)          1,662            (56)

Treasury-based option contracts:
     Options purchased                                     $ 1,220        $    12         $ 1,459        $    16
     Options sold                                            2,104            (11)          2,283            (13)

----------------------------------------------------------------------------------------------------------------

The $25.3 billion notional amount of client interest rate swaps presented in the table includes $11.4 billion of client swaps that receive a fixed rate and pay a variable rate, $9.1 billion of client swaps that pay a fixed rate and receive a variable rate, and $4.8 billion of basis swaps. As of June 30, 2000, the client swaps had an average expected life of 5.4 years, carried a weighted average rate received of 6.51%, and had a weighted average rate paid of 6.61%.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 2000 and 1999, and the related condensed consolidated statements of income for the three- and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
July 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

This Management's Discussion and Analysis reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2000 and 1999. Some tables may cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 23.

TERMINOLOGY

This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

-    KEYCORP refers solely to the parent company.

- KEY refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

- A KEYCENTER is one of Key's full-service retail banking facilities or branches.

- KEY engages in CAPITAL MARKETS ACTIVITIES, primarily through the Key Capital Partners line of business. These activities encompass a variety of services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients' financing needs and for proprietary trading purposes), invest in new or growing ventures and conduct transactions in foreign currencies (both to accommodate clients' needs and to benefit from fluctuations in exchange rates).

- When we want to draw your attention to a particular item in Key's Notes to Consolidated Financial Statements, we refer to NOTE ___, giving the particular number, name, and starting page number.

- All earnings per share data included in this discussion are presented on a DILUTED basis, which takes into account all common shares outstanding and potential common shares that could result from the exercise of outstanding stock options. Some of the financial information tables also include BASIC earnings per share, which takes into account only common shares outstanding.

- For regulatory purposes, capital is divided into several classes. Federal regulations prescribe that at least half of a bank or bank holding company's TOTAL RISK-ADJUSTED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends" which begins on page 55.

OUR PROJECTIONS ARE NOT FOOLPROOF

This report contains "forward-looking statements" about issues like anticipated improvement in earnings, expected expense reductions and revenue growth, and related objectives (such as the anticipated reduction in Key's employment base). Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following, actual results could differ materially from those contained in or implied by the forward-looking statements:

- Interest rates could change more quickly or more significantly than we expect.

- If the economy changes significantly in an unexpected way, the demand for new loans and the ability of borrowers to repay outstanding loans may change in ways that our models do not anticipate.

- The stock and bond markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

- It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.

- Acquisitions and dispositions of assets, business units or affiliates could affect us in ways that management has not anticipated.

- We may become subject to new legal obligations or the resolution of existing litigation may have a negative effect on our financial condition.

- We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.

HIGHLIGHTS OF KEY'S PERFORMANCE
-------------------------------


FINANCIAL PERFORMANCE

Some of the highlights of Key's financial performance for the second quarter and first six months of 2000 are discussed below, first on a reported basis and then on a core basis.

- Net income was $248 million, or $.57 per common share, compared with $280 million, or $.62 per common share, for the second quarter of 1999. For the first six months of the year, Key's net income was $615 million, up 7% from $573 million for the first half of 1999. This represents $1.40 per common share, which amounts to a 10% increase from $1.27 reported for the same period last year.

- Key's return on average equity was 15.40% and 18.16% for the second quarter of 2000 and 1999, respectively. For the first half of the year, Key's return on average equity was 19.04%, up from 18.81% for the first six months of 1999.

- Key's second quarter return on average total assets was 1.20% compared with 1.40% for the second quarter of 1999. For the first six months of the year, Key's return on average total assets grew to 1.48% from 1.45% for the first half of 1999.

Figure 1 summarizes Key's financial performance for each of the past five quarters and the first six months of 2000 and 1999.

                        FIGURE 1. SELECTED FINANCIAL DATA


                                                         2000                               1999
                                                ------------------------       -------------------------------------------
dollars in millions, except per share amounts     SECOND           FIRST          FOURTH            THIRD           SECOND
==============================================================================================================================
FOR THE PERIOD
Interest income                                 $  1,540        $  1,489        $  1,489         $  1,433         $  1,392
Interest expense                                     867             818             784              733              695
Net interest income                                  673             671             705              700              697
Provision for loan losses                             68             183              83               78               76
Noninterest income                                   475             806             672              496              532
Noninterest expense                                  698             727             885              708              723
Income before income taxes                           382             567             409              410              430
Net income                                           248             367             264              270              280
------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                      $    .57        $    .83        $    .59         $    .60         $    .63
Net income-assuming dilution                         .57             .83             .59              .60              .62
Cash dividends                                       .28             .28             .26              .26              .26
Book value at period end                           15.09           14.84           14.41            14.25            13.90
Market price:
      High                                         23.00           22.25           29.75            33.50            38.13
      Low                                          17.00           15.56           21.00            25.19            29.13
      Close                                        17.63           19.00           22.13            25.81            32.13
Weighted average common shares (000)             434,112         441,834         446,402          448,742          448,037
Weighted average common shares and
     potential common shares (000)               436,022         443,757         449,678          452,886          452,733
------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                           $ 65,612        $ 64,064        $ 64,222         $ 63,181         $ 61,971
Earning assets                                    74,748          73,953          73,733           72,831           71,097
Total assets                                      84,719          83,504          83,395           82,577           80,889
Deposits                                          49,076          46,036          43,233           43,466           43,016
Long-term debt                                    14,097          14,784          15,881           15,815           15,168
Shareholders' equity                               6,507           6,493           6,389            6,397            6,235
Full-time equivalent employees                    23,005          23,474          24,568           25,523           25,758
Branches                                             938             937             936              963              965
------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                      1.20%           1.77%           1.27%            1.32%            1.40%
Return on average equity                           15.40           22.68           16.18            17.06            18.16
Efficiency(a)                                      60.26           62.27           59.23            58.91            59.21
Overhead(b)                                        32.50           35.75           30.39            30.18            29.97
Net interest margin (taxable equivalent)            3.68            3.68            3.88             3.92             3.97
------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                    7.68%           7.78%           7.66%            7.75%            7.71%
Tangible equity to tangible assets                  6.12            6.16            6.03             6.06             5.95
Tier 1 risk-adjusted capital                        7.88            7.98            7.68             7.84             7.48
Total risk-adjusted capital                        11.74           12.04           11.66            11.94            11.74
Leverage                                            7.90            7.89            7.77             7.85             7.41
------------------------------------------------------------------------------------------------------------------------------



                                                SIX MONTHS ENDED JUNE 30,
                                                --------------------------
dollars in millions, except per share amounts       2000             1999
==========================================================================
FOR THE PERIOD
Interest income                                 $  3,029         $  2,773
Interest expense                                   1,685            1,391
Net interest income                                1,344            1,382
Provision for loan losses                            251              187
Noninterest income                                 1,281            1,147
Noninterest expense                                1,425            1,477
Income before income taxes                           949              865
Net income                                           615              573
-------------------------------------------------------------------------
PER COMMON SHARE
Net income                                      $   1.40         $   1.28
Net income-assuming dilution                        1.40             1.27
Cash dividends                                       .56              .52
Book value at period end                           15.09            13.90
Market price:
      High                                         23.00            38.13
      Low                                          15.56            29.13
      Close                                        17.63            32.13
Weighted average common shares (000)             437,973          448,774
Weighted average common shares and
     potential common shares (000)               439,889          453,461
-------------------------------------------------------------------------
AT PERIOD END
Loans                                           $ 65,612         $ 61,971
Earning assets                                    74,748           71,097
Total assets                                      84,719           80,889
Deposits                                          49,076           43,016
Long-term debt                                    14,097           15,168
Shareholders' equity                               6,507            6,235
Full-time equivalent employees                    23,005           25,758
Branches                                             938              965
-------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                      1.48%            1.45%
Return on average equity                           19.04            18.81
Efficiency(a)                                      61.27            60.16
Overhead(b)                                        34.12            31.57
Net interest margin (taxable equivalent)            3.68             3.96
-------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                    7.68%            7.71%
Tangible equity to tangible assets                  6.12             5.95
Tier 1 risk-adjusted capital                        7.88             7.48
Total risk-adjusted capital                        11.74            11.74
Leverage                                            7.90             7.41
-------------------------------------------------------------------------

Key has completed several acquisitions and divestitures during the periods shown in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestitures") on page 8 has specific information about the acquisitions and divestitures that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.


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

In both the current and prior year, Key's financial results have been affected by various nonrecurring items. The most significant of these items and their impact on both earnings and primary financial ratios are summarized in Figure 2. Each of these items is discussed in greater detail elsewhere in this report.

                   FIGURE 2. SIGNIFICANT NONRECURRING ITEMS


                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------        -------------------------
dollars in millions, except per share amounts                        2000             1999              2000           1999
===========================================================================================================================
Net income as reported                                           $    248         $    280          $    615          $ 573
Nonrecurring items (net of tax):
      Gain from sale of credit card portfolio                          --               --              (207)            --
      Enhancement of loan loss provision methodology                   --               --                76             19
      Restructuring and other special charges                          --               --                 9             --
      Gain from sale of Electronic Payment Services, Inc.              --               --                --            (85)
      Gains from sale of Key Merchant Services, LLC                    --               --                --             (9)
      Gain from sale of Concord EFS, Inc. common stock                 --               (9)               --             (9)
      Other nonrecurring items                                          1                2                (1)            32
---------------------------------------------------------------------------------------------------------------------------
Net income - core                                                $    249         $    273          $    492          $ 521
                                                                 ========         ========          ========          =====

Net income per diluted common share                              $    .57         $    .62          $   1.40          $1.27
Net income per diluted common share - core                            .57              .60              1.12           1.15
Return on average total assets                                       1.20%            1.40%             1.48%          1.45%
Return on average total assets - core                                1.20             1.37              1.19           1.31
Return on average equity                                            15.40            18.16             19.04          18.81
Return on average equity - core                                     15.46            17.70             15.24          17.10
---------------------------------------------------------------------------------------------------------------------------


On a core basis, which excludes the significant nonrecurring items, Key's earnings were $249 million, or $.57 per common share, for the second quarter of 2000, compared with $273 million, or $.60, for the year-ago quarter. For the first six months of the year, Key's core earnings were $492 million, or $1.12 per common share, compared with $521 million, or $1.15 for the same period last year.

The decline in Key's core net income from the respective 1999 periods is due in part to the short-term effects of actions that have been taken over the past year to promote Key's development as an integrated, multiline financial services company. These actions are intended to support the generation of consistent longer-term growth and include the October 1999 sale of Key's Long Island district branches and the January 2000 sale of Key's credit card business. The decline in core earnings also reflects the impact of our intention to de-emphasize the securitization and sale of home equity loans originated by our home equity finance affiliate. By retaining these loans on the balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of the credit card business. Management estimates that after excluding earnings from the Long Island and credit card businesses, as well as net gains resulting from the securitization and sale of home equity loans, Key's adjusted core net income was $249 million, or $.57 per common share, for the second quarter of 2000, compared with $244 million, or $.53 for the second quarter of 1999. Adjusting for the same items, estimated earnings for the first six months of 2000 were $485 million, or $1.10 per common share, compared with $465 million, or $1.02, for the first half of last year. The primary factors contributing to the change in Key's revenue and expense components relative to the second quarter and first six months of 1999 are reviewed in greater detail in the remainder of this discussion.

Although Key's core results declined from the prior year, the strategic actions discussed above are beginning to have their desired effect. In comparison with the prior quarter, core net income for the second quarter of 2000 rose by $6 million, or $.02 per common share. This growth reflects a stable net interest margin, the continued strength of Key's lending activity (particularly in the commercial and home equity portfolios), 13% annualized growth in the deposits held by our Key Retail Banking line of business and a $22 million, or annualized 12%, decrease in core noninterest expense.

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

PRINCIPAL STRATEGIC ACTIONS DURING THE FIRST SIX MONTHS OF 2000

On January 31, Key sold its $1.3 billion credit card portfolio as part of an overall effort to direct financial resources and free up capital to support faster growing businesses, such as the home equity business. The small size of the credit card portfolio in relation to those of competitors did not provide the scale necessary to allow Key to compete effectively in credit card lending. The sale of the credit card portfolio is described in Note 3 (Acquisitions and Divestitures) on page 8.

In addition, Key continued to take actions, including investing in high growth businesses, to increase the potential for additional growth in fee income. During the first quarter, we launched a retirement services campaign and introduced an e-commerce program for our middle market clients. We also announced the acquisition of certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri. Through this acquisition we expect to significantly expand our capabilities in originating and servicing loans in the commercial real estate market. During the second quarter, Key participated in the securitization and sale of $816 million of commercial mortgage loans, including Key loans totaling $483 million. Key remains the primary servicer for all of its loans sold in the transaction.

During the second quarter we also announced our intent to form a strategic alliance that will enhance and expand the trade products and services that Key offers to its international clients. Under this alliance, ABN AMRO, the world's sixth-largest bank, will process international trade transactions for Key's clients through a variety of channels, including the Internet. The completion of the alliance is expected to occur by the end of this year.

Finally, we continued to make progress on our three-year productivity improvement initiative. As a result of our efforts to outsource certain nonstrategic support functions, consolidate sites in a number of our businesses and reduce management layers, we have reduced Key's employment base by almost 2,100 of the 3,000 positions initially targeted for elimination by the end of this year. In connection with these actions, we recorded an additional net $16 million of restructuring and other special charges during the first six months of 2000 ($2 million during the second quarter), bringing the cumulative charges recorded for this initiative to a net $168 million.

Key expects to record additional restructuring and other special charges during 2000 in connection with this productivity initiative. The net amount of such charges may be higher than the $180 million originally estimated and will depend on a number of factors. These factors include the extent of reductions in space requirements (which may result in excess real estate), the further consolidation of sites, the elimination of positions in excess of the 3,000 originally estimated and the identification of additional cost savings and revenue enhancement opportunities. The section entitled "Noninterest expense," which begins on page 45, and Note 10 ("Restructuring Charges"), on page 19, provide more information about Key's restructuring charges.

CASH BASIS FINANCIAL DATA
-------------------------

The selected financial data presented in Figure 3 highlight Key's performance on a cash basis for each of the past five quarters and the first six months of 2000 and 1999. We provide cash basis financial data because we believe it offers a useful tool for evaluating liquidity and measuring Key's ability to support future growth, pay dividends and repurchase shares.

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

This is the only section of this Financial Review that discusses Key's financial results on a cash basis.

                  FIGURE 3. CASH BASIS SELECTED FINANCIAL DATA

                                                              2000                       1999             SIX MONTHS ENDED JUNE 30,
                                                     --------------------    ---------------------------- -------------------------
dollars in millions, except per share amounts          SECOND      FIRST     FOURTH     THIRD      SECOND      2000        1999
===================================================================================================================================
FOR THE PERIOD
Noninterest expense                                  $    672   $    702   $    860   $    684   $    699   $  1,374   $  1,424
Income before income taxes                                408        592        434        434        454      1,000        918
Net income                                                271        390        287        291        302        661        621
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                           $    .62   $    .88   $    .64   $    .65   $    .67   $   1.51   $   1.38
Net income - assuming dilution                            .62        .88        .64        .64        .66       1.50       1.37
Weighted average Common Shares (000)                  434,112    441,834    446,402    448,742    448,037    437,973    448,774
Weighted average Common Shares and potential
      Common Shares (000)                             436,022    443,757    449,678    452,886    452,733    439,889    453,461
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                           1.33%      1.92%      1.40%      1.45%      1.54%      1.62%      1.60%
Return on average equity                                21.56      30.97      22.64      24.13      25.89      26.27      26.99
Efficiency(a)                                           58.01      60.10      57.18      56.89      57.24      59.06      57.93
-----------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NON-QUALIFYING INTANGIBLES
Goodwill average balance                             $  1,370   $  1,386   $  1,402   $  1,429   $  1,437   $  1,378   $  1,432
Non-qualifying intangibles average balance                 54         58         62         66         69         56         72
Goodwill amortization (after tax)                          21         20         20         20         20         41         41
Non-qualifying intangibles amortization (after tax)         2          3          3          1          2          5          7
-----------------------------------------------------------------------------------------------------------------------------------

Key has completed several acquisitions and divestitures during the periods presented in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestitures") on page 8 has specific information about the acquisitions and divestitures that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

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

LINE OF BUSINESS RESULTS
------------------------

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

Figure 4 shows Key's net income (loss) by line of business for the three- and six-month periods ended June 30, 2000 and 1999.

                 FIGURE 4. NET INCOME (LOSS) BY LINE OF BUSINESS

                        THREE MONTHS ENDED JUNE 30,         CHANGE              SIX MONTHS ENDED JUNE 30,           CHANGE
                        --------------------------  ------------------------ ------------------------------- ----------------------
dollars in millions          2000        1999       AMOUNT         PERCENT          2000          1999        AMOUNT      PERCENT
===================================================================================================================================
Key Retail Banking           $ 99         $ 87         $ 12            13.8%        $192          $170          $ 22         12.9%
Key Specialty Finance          24           40          (16)          (40.0)          47            82           (35)       (42.7)
Key Corporate Capital          97           98           (1)           (1.0)         195           188             7          3.7
Key Capital Partners(a)        30           37           (7)          (18.9)          59            53             6         11.3
Treasury and Other             (1)          (8)           7            87.5           (4)          (15)           11        (73.3)
-------------------------------------------------------------------------------------------------------------------- ----------
     Total segments           249          254           (5)           (2.0)         489           478            11          2.3
Reconciling items              (1)          26          (27)         (103.8)         126            95            31         32.6
-------------------------------------------------------------------------------------------------------------------------------
     Total net income        $248         $280         $(32)          (11.4)%       $615          $573          $ 42         7.3%
                             ====         ====         ====                         ====          ====          ====
===================================================================================================================================



(a) Noninterest income and expense attributable to Key Capital Partners is assigned to either Key Corporate Capital or Key Retail Banking if one of those lines is principally responsible for maintaining the relationship with the client that used Key Capital Partners' products and services. Key Capital Partners had net income of $42 million and $50 million in the second quarter of 2000 and 1999, respectively, and $82 million and $75 million in the first six months of 2000 and 1999, respectively, before it assigned some of its income and expense.

KEY RETAIL BANKING

Net income for Key Retail Banking was $192 million for the first six months of 2000, or approximately 31% of Key's consolidated earnings. In comparison, net income was $170 million for the first half of 1999, or approximately 30% of consolidated earnings. The increase in net income is primarily attributable to a $15 million increase in total revenue (primarily noninterest income) and a $28 million decline in noninterest expense. These positive factors were partially offset by a slightly higher provision for loan losses.

Revenue growth from the first six months of 1999 includes a $3 million improvement in net interest income, primarily due to strong loan growth. Average loans outstanding rose by 11%, reflecting growth in the commercial and consumer portfolios. Also contributing to the rise in net interest income was a 4% increase in average deposit balances. Noninterest income was up $12 million from the first six months of last year. Increases in both service charges on deposit accounts and electronic banking fees are the primary factors driving the improvement. The increase in service charges reflects the repricing of services, while the growth in electronic banking fees resulted from a higher volume of activity.

The noninterest expense decrease of $28 million from the same period last year is principally the result of lower costs associated with personnel, depreciation and amortization expenses, and various indirect charges. The decline in personnel expense reflects a decrease in the number of employees.

KEY SPECIALTY FINANCE

Net income for Key Specialty Finance was $47 million in the first six months of 2000, or approximately 8% of Key's consolidated earnings. In comparison, net income was $82 million for the first six months of 1999, or approximately 14% of consolidated earnings. The decline in net income had been anticipated by management as a consequence of strategic changes (discussed in the following two paragraphs) which led to decreases in both net interest income and noninterest income. The decline in these revenue components was partially offset by a reduction in the provision for loan losses.

Net interest income decreased by $15 million from the first half of 1999. A slight increase in average loans outstanding was more than offset by the effect of higher interest rate spreads used in determining the charge for funds used to support the home equity loans originated by Champion Mortgage Co., Inc., our home equity finance affiliate. Starting in 2000, we have de-emphasized our practice of securitizing and selling home equity loans originated by Champion, although we may continue to securitize these loans without then selling them. By retaining these assets on the balance sheet, we intend to replace over time the earnings capacity previously provided by the credit card business, which was sold in January 2000. The additional funding charge to net interest income resulted from the fact that since these loans are no longer classified as "held for sale" and are expected to be retained on the balance sheet until maturity, their funding costs reflect the higher rates associated with longer holding periods.

Virtually all of the $46 million decrease in noninterest income from a year ago is attributable to the absence of home equity securitization gains in the current year, due in part to the change in practice discussed above. We estimate that the change in our home equity loan securitization practice will reduce Key's 2000 diluted earnings per common share by approximately $.08 from what it would have been had we continued to securitize and sell home equity loans. For more information about Key's loan securitization activities, see the section entitled "Loans" which begins on page 48.

The provision for loan losses was reduced by $6 million, while the level of noninterest expense is essentially unchanged from the prior year.

KEY CORPORATE CAPITAL

Net income for Key Corporate Capital was $195 million for the first six months of 2000, or approximately 32% of Key's consolidated earnings. In comparison, net income was $188 million for the same period last year, or approximately 33% of consolidated earnings. The increase in net income derived primarily from two sources. First, total average loans increased by 10%, generating higher net interest income. This includes strong increases in all major business units, including real estate construction, lease financing, structured finance, healthcare, media and the middle market portfolios. Second, noninterest income increased by $13 million, primarily due to higher income from service charges on deposit accounts, loan fees and various investment banking and capital markets activities.

The $46 million increase in total revenue was partially offset by a $14 million increase in the provision for loan losses. Revenue was also offset by a $18 million increase in noninterest expense, primarily because of higher personnel expense, fees for professional services, and depreciation and amortization expense.

During the first quarter of 2000, Key announced the acquisition of certain net assets of National Realty Funding L.C. You can find more discussion of this acquisition and related activities in the section entitled "Principal strategic actions during the first six months of 2000," on page 29.

KEY CAPITAL PARTNERS

Net income for Key Capital Partners was $59 million for the first six months of 2000, or approximately 10% of Key's consolidated earnings. In comparison, net income was $53 million for the first six months of 1999, or approximately 9% of consolidated earnings.

If personnel in another line of business are responsible for maintaining a relationship with a client that uses the products and services offered by Key Capital Partners, that line of business is assigned the income and expense arising from our work for the client. As a result, a significant amount of Key Capital Partners' noninterest income and expense is reported under either Key Corporate Capital or Key Retail Banking. If Key Capital Partners had not assigned income and expense items to other lines of business, net income for this line would have been $82 million in the first six months of 2000 (representing approximately 13% of Key's consolidated earnings) and $75 million in the same period last year (representing approximately 11% of Key's consolidated earnings).

Total revenue for Key Capital Partners rose by $23 million from the first half of 1999. Primary factors contributing to this improvement were higher net gains from equity capital investments, an increase in dealer trading and derivatives income, and growth in trust and investment advisory fees, which reflected an expanded base of clients and the repricing of certain services. The growth of these revenue components was moderated by a decline in investment banking management fees due to lower levels of activity and the timing of certain transactions.

Noninterest expense was up $12 million from the first six months of last year, due primarily to higher personnel related costs.

TREASURY AND OTHER

Treasury and Other includes the Treasury and Electronic Services units, as well as the net effect of funds transfer pricing. In the first six months of 2000, this segment generated a net loss of $4 million, compared with a net loss of $15 million for the first six months of 1999. The $11 million improvement from the prior year is primarily due to growth in the Electronic Services business and lower noninterest expense in the Treasury unit.

RECONCILING ITEMS

The "reconciling items" shown in Figure 4 reflect certain nonrecurring items and charges related to unallocated corporate support functions. Also included in both the current and prior year are the results of divested businesses. Prior to restatement in 2000, these results had been included in the individual lines of business to which they pertained.

The $61 million decrease in net interest income is attributable to the decline in earnings contributed by Key's credit card business (divested in January 2000) and Long Island district branches (divested in October 1999).

Noninterest income for the first six months of 2000 includes a $332 million ($207 million after tax) gain from the January sale of Key's credit card business and $6 million ($3 million after tax) earned by divested businesses. For the first six months of 1999, noninterest income includes a $134 million ($85 million after tax) gain from the first quarter sale of Key's 20% interest in Electronic Payment Services, Inc., a $14 million ($9 million after tax) gain from the sale of Key Merchant Services, LLC, a $15 million ($9 million after tax) gain from the sale of Concord EFS, Inc. common shares and $37 million ($23 million after tax) earned by divested businesses.

The $54 million increase in the provision for loan losses resulted primarily from an additional provision of $121 million ($77 million after tax) recorded in the first quarter of 2000 in connection with the implementation of an enhanced methodology for assessing credit risk, particularly in the commercial loan portfolio. The effect of this additional provision was offset in part by the result of two actions. During the first quarter of 1999, Key recorded an additional provision for loan losses of $30 million ($19 million after tax), largely as a result of an enhancement in the allowance for loan losses methodology pertaining to the credit card portfolio. In addition, the January sale of the credit card business alleviated the need to record a credit card loan loss provision in the current year.

Noninterest expense in the first six months of 2000 includes restructuring and other special charges of $16 million ($10 million after tax) related to Key's profitability improvement initiative and $7 million ($5 million after tax) incurred by divested businesses. In the first six months of 1999, noninterest expense includes special contributions of $23 million ($15 million after tax) made to the charitable foundation that Key sponsors, $27 million ($17 million after tax) of various other nonrecurring charges and $44 million ($28 million after tax) incurred by divested businesses.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME

Key's principal source of earnings is net interest income, which comprises interest and loan-related fee income less interest expense. There are several factors that affect net interest income, including:

- the volume, pricing, mix, and maturity of earning assets and interest-bearing liabilities;

-    the use of off-balance sheet instruments to manage interest rate risk;

-    interest rate fluctuations; and

-    asset quality.

To make it easier to compare results from one period to the next, as well as the yields on various types of earning assets, we present all net interest income on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory Federal income tax rate of 35%--would amount to $100.

Figure 5 shows various components of the balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the second quarter of 2000 was $680 million, representing a $24 million, or 3%, decrease from the same period last year. The decline reflects a 29 basis point reduction in the net interest margin to 3.68%, which more than offset the impact of a 4% increase in average earning assets (primarily commercial and consumer loans) to $73.9 billion. Both earning assets and the net interest margin were reduced by the sales of Key's Long Island branches and credit card business. These operations contributed approximately $45 million to net interest income in the second quarter of 1999. Although the second quarter margin declined from the year-ago quarter, it was unchanged from the first quarter of this year despite a challenging interest rate environment and the January sale of the low-growth, but higher-yielding credit card business. This stabilization was largely due to the growth of Key' s retail deposits which allowed us to reduce our dependence on higher-cost funds.

For the first six months of 2000, net interest income totaled $1.4 billion, down $39 million, or 3%, from the first half of 1999. The year-to-date reduction also reflected a lower net interest margin which decreased 28 basis points to 3.68%, while the growth of commercial and consumer loans was the primary contributor to a 4% increase in average earning assets to $73.8 billion. The divestitures discussed above added approximately $89 million to Key's net interest income in the first half of 1999.

NET INTEREST MARGIN. There are several reasons that the net interest margin declined over the past year:

- the October 1999 divestiture of Key's Long Island branches with approximately $1.3 billion in deposits and the January 2000 sale of the $1.3 billion credit card portfolio resulted in an estimated decrease of 23 basis points in Key's net interest margin from that of the 1999 second quarter;

- increased competition has impacted the rates that we can charge for loans and the rates that we must pay for deposits;

- core deposit growth has not kept pace with loan growth due in part to branch divestitures and client preferences for other investment alternatives; and

- we have intensified our efforts to grow deposits such as money market deposit accounts and time deposits. These deposits are among the more costly of our core deposit products, but they provide more stable funding than wholesale sources.

     FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES




                                                           SECOND QUARTER 2000                      FIRST QUARTER 2000
                                                    ----------------------------------      -----------------------------------
                                                      AVERAGE                  YIELD/         AVERAGE                    YIELD/
dollars in millions                                   BALANCE     INTEREST      RATE          BALANCE     INTEREST        RATE
===============================================================================================================================
ASSETS
Loans(a,b)
     Commercial, financial and agricultural              $19,046     $ 405       8.56%         $18,677      $ 379         8.17%
     Real estate-- commercial mortgage                     6,967       156       9.03            6,891        150         8.74
     Real estate-- construction                            4,625       110       9.51            4,601        104         9.12
     Commercial lease financing                            6,773       124       7.30            6,684        122         7.28
-------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                            37,411       795       8.53           36,853        755         8.23
     Real estate-- residential                             4,276        83       7.80            4,318         81         7.48
     Home equity                                           8,600       196       9.16            8,129        179         8.85
     Credit card                                              --        --         --               --         --           --
     Consumer - direct                                     2,620        66      10.09            2,572         62         9.72
     Consumer - indirect lease financing                   3,107        62       7.97            3,174         63         7.93
     Consumer - indirect other                             6,078       142       9.33            6,286        145         9.22
-------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                              24,681       549       8.92           24,479        530         8.67
     Loans held for sale                                   2,725        58       8.52            2,692         65         9.80
-------------------------------------------------------------------------------------------------------------------------------
        Total loans                                       64,817     1,402       8.68           64,024      1,350         8.47
Taxable investment securities                                671         6       3.63              580          4         2.94
Tax-exempt investment securities(a)                          415         9       8.77              436         10         8.74
-------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                        1,086        15       5.60            1,016         14         5.43
Securities available for sale(a,c)                         6,198       107       6.73            6,475        112         6.81
Short-term investments                                     1,757        23       5.29            2,164         20         3.66
-------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                              73,858     1,547       8.40           73,679      1,496         8.15
Allowance for loan losses                                   (976)                                 (899)
Other assets                                              10,523                                10,407
-------------------------------------------------------------------------------------------------------------------------------
                                                         $83,405                               $83,187
                                                        ========                               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                            $12,403       105       3.41          $12,617        104         3.32
Savings deposits                                           2,275         8       1.44            2,357          9         1.61
NOW accounts                                                 628         3       1.61              627          3         1.62
Certificates of deposit ($100,000 or more)                 5,430        82       6.06            5,555         80         5.78
Other time deposits                                       13,656       190       5.61           12,552        164         5.25
Deposits in foreign office                                 3,029        48       6.39            1,206         17         5.76
-------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                   37,421       436       4.69           34,914        377         4.34
Federal funds purchased and securities
     sold under repurchase agreements                      4,096        58       5.64            4,003         48         4.85
Bank notes and other short-term borrowings                 6,972       103       5.96            8,680        126         5.83
Long-term debt, including capital securities(d)           15,668       270       6.92           16,577        267         6.49
-------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                64,157       867       5.43           64,174        818         5.13
Noninterest-bearing deposits                               8,412                                 8,160
Other liabilities                                          4,357                                 4,344
Common shareholders' equity                                6,479                                 6,509
-------------------------------------------------------------------------------------------------------------------------------
                                                         $83,405                               $83,187
                                                        ========                               =======

Interest rate spread (TE)                                                        2.97                                     3.02
-------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                             $680       3.68%                       $678         3.68%
                                                                     =====       =====                       ====         =====
Capital securities                                        $1,243       $24                      $1,243        $23
Taxable-equivalent adjustment(a)                                         7                                      7

-------------------------------------------------------------------------------------------------------------------------------

(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%

(b) For purposes of these computations, nonaccrual loans are included in the average loan balances.

(c)  Yield is calculated on the basis of amortized cost.

(d)  Rate calculation excludes ESOP debt.

(e)  TE = Taxable Equivalent

     FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND
                            YIELDS/RATES (CONTINUED)

                                                              FOURTH QUARTER 1999                     THIRD QUARTER 1999
                                                         ---------------------------------      --------------------------------
                                                         AVERAGE                    YIELD/         AVERAGE                YIELD/
dollars in millions                                      BALANCE     INTEREST        RATE          BALANCE    INTEREST     RATE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural               $18,311       $ 364        7.90%         $17,978       $ 348     7.66%
     Real estate-- commercial mortgage                      6,824         147        8.52            6,784         141     8.25
     Real estate-- construction                             4,438         100        8.88            4,190          89     8.46
     Commercial lease financing                             6,484         120        7.43            6,261         113     7.16
---------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                             36,057         731        8.05           35,213         691     7.78
     Real estate-- residential                              4,338          80        7.56            4,175          80     7.64
     Home equity                                            7,497         168        8.71            7,739         161     8.32
     Credit card                                               --          --          --            1,302          54    16.45
     Consumer - direct                                      2,560          63        9.85            2,467          60     9.65
     Consumer - indirect lease financing                    3,159          62        8.01            2,993          61     8.15
     Consumer - indirect other                              6,452         151        9.34            6,457         148     9.17
---------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                               24,006         524        8.70           25,133         564     8.92
     Loans held for sale                                    3,423          95       11.09            2,453          50     8.00
---------------------------------------------------------------------------------------------------------------------------------
        Total loans                                        63,486       1,350        8.46           62,799       1,305     8.24
Taxable investment securities                                 506           4        3.26              471           4     3.47
Tax-exempt investment securities(a)                           468          11        8.69              499          10     8.55
---------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                           974          15        5.87              970          14     6.09
Securities available for sale(a,c)                          6,667         114        6.77            6,359         106     6.54
Short-term investments                                      1,954          18        3.48            1,836          17     3.74
---------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                               73,081       1,497        8.15           71,964       1,442     7.96
Allowance for loan losses                                    (916)                                    (920)
Other assets                                               10,409                                   10,251
---------------------------------------------------------------------------------------------------------------------------------
                                                          $82,574                                  $81,295
                                                         ========                                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                             $12,836         100        3.09          $13,274         100     2.97
Savings deposits                                            2,458           9        1.62            2,699          11     1.63
NOW accounts                                                  610           4        1.76              610           1     1.37
Certificates of deposit ($100,000 or more)                  5,151          71        5.48            4,475          59     5.22
Other time deposits                                        12,150         154        5.04           12,095         150     4.91
Deposits in foreign office                                    906          12        5.45              776          10     4.99
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                    34,111         350        4.08           33,929         331     3.87
Federal funds purchased and securities
     sold under repurchase agreements                       4,384          52        4.71            4,495          51     4.49
Bank notes and other short-term borrowings                  8,243         116        5.57            7,428         103     5.50
Long-term debt, including capital securities(d)            17,095         266        6.17           17,069         248     5.79
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                 63,833         784        4.87           62,921         733     4.62
Noninterest-bearing deposits                                8,430                                    8,534
Other liabilities                                           3,836                                    3,561
Common shareholders' equity                                 6,475                                    6,279
---------------------------------------------------------------------------------------------------------------------------------
                                                          $82,574                                  $81,295
                                                         ========                                 ========

Interest rate spread (TE)                                                            3.28                                  3.34
---------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                               $713         3.88%                        $709     3.92%
                                                                        =====      ======                       ======    =====
Capital securities                                         $1,243        $23                        $1,205         $22
Taxable-equivalent adjustment(a)                                           8                                         9
---------------------------------------------------------------------------------------------------------------------------------


                                                                 SECOND QUARTER 1999
                                                          ----------------------------------
                                                           AVERAGE                  YIELD/
dollars in millions                                        BALANCE    INTEREST       RATE
-------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural                  $17,479        $324       7.43%
     Real estate-- commercial mortgage                         7,007         144       8.27
     Real estate-- construction                                4,015          81       8.09
     Commercial lease financing                                5,889         109       7.39
-------------------------------------------------------------------------------------------------
        Total commercial loans                                34,390         658       7.67
     Real estate-- residential                                 4,546          87       7.71
     Home equity                                               7,556         160       8.47
     Credit card                                               1,322          49      14.93
     Consumer - direct                                         2,425          58       9.59
     Consumer - indirect lease financing                       2,826          57       8.07
     Consumer - indirect other                                 6,425         146       9.09
-------------------------------------------------------------------------------------------------
        Total consumer loans                                  25,100         557       8.90
     Loans held for sale                                       2,114          39       7.35
-------------------------------------------------------------------------------------------------
        Total loans                                           61,604       1,254       8.16
Taxable investment securities                                    424           3       3.25
Tax-exempt investment securities(a)                              560          12       8.63
-------------------------------------------------------------------------------------------------
        Total investment securities                              984          15       6.31
Securities available for sale(a,c)                             6,575         107       6.46
Short-term investments                                         1,725          23       5.32
-------------------------------------------------------------------------------------------------
        Total earning assets                                  70,888       1,399       7.91
Allowance for loan losses                                       (919)
Other assets                                                  10,056
-------------------------------------------------------------------------------------------------
                                                             $80,025
                                                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                $13,145          96       2.93
Savings deposits                                               2,811          12       1.62
NOW accounts                                                     743           3       1.45
Certificates of deposit ($100,000 or more)                     3,737          47       5.07
Other time deposits                                           11,811         144       4.90
Deposits in foreign office                                     1,096          13       4.75
-------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                       33,343         315       3.79
Federal funds purchased and securities
     sold under repurchase agreements                          5,479          63       4.59
Bank notes and other short-term borrowings                     6,786          88       5.22
Long-term debt, including capital securities(d)               16,530         229       5.57
-------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                    62,138         695       4.48
Noninterest-bearing deposits                                   8,438
Other liabilities                                              3,264
Common shareholders' equity                                    6,185
-------------------------------------------------------------------------------------------------
                                                             $80,025
                                                             =======

Interest rate spread (TE)                                                              3.43
-------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                   $704       3.97%
                                                                           =====       ====
Capital securities                                            $1,162         $21
Taxable-equivalent adjustment(a)                                               7
-------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS. Average earning assets for the second quarter totaled $73.9 billion, which was $3.0 billion, or 4%, higher than the second quarter 1999 level. For the first six months of the year, average earning assets rose 4% to $73.8 billion from the first six months of 1999. Both the quarterly and year-to-date increases came principally from the loan portfolio, despite the sale of Key's credit card business last January. The largest growth occurred in the commercial loan portfolio, but the growth of the home equity portfolio was also strong.

Key's loan growth has been affected by several strategic developments over the past nine months. Late in the first quarter of 2000 we created a commercial loan conduit through which more than $800 million of lower-spread loans have been sold through June 30. This arrangement allows us to continue to meet our customers' funding needs and to generate servicing revenue without having to retain these lower-spread assets on the balance sheet. In addition, during the second quarter, Key sold $483 million of its commercial mortgage loans in its initial participation in the securitization and sale of such assets. Our business of originating and servicing these loans is expected to grow significantly as a result of Key's recent acquisition of National Realty Funding L.C. Finally, during 1999, we securitized and sold loans aggregating $3.4 billion as part of our strategy to diversify Key's funding sources, but that strategy moderated the growth of the consumer loan portfolio. Earlier this year, we announced our intention to de-emphasize the securitization and sale of home equity loans generated by our home equity finance affiliate. No such transactions occurred during the first six months of 2000. By retaining the assets generated by this rapidly growing business on Key's balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of our credit card business.

INTEREST RATE SWAPS AND CAPS. As discussed in the following section entitled "Market risk management," Key uses portfolio interest rate swaps and caps to help manage its interest rate sensitivity position. Interest rate swaps and caps are complicated instruments, but briefly:

- INTEREST RATE SWAPS are contracts under which two parties agree to exchange interest payment streams that are calculated on agreed-upon amounts (known as "notional amounts"). For example, party A will pay interest at a fixed rate to, and receive interest at a variable rate from, party B. Key generally uses interest rate swaps to mitigate its exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt.

 - INTEREST RATE CAPS are contracts that provide for the holder to be compensated based on an agreed-upon notional amount when a benchmark interest rate exceeds a specified level (known as the "strike rate"). Key uses interest rate caps to manage the risk of adverse movements in interest rates on certain of our long-term debt and short-term borrowings. A cap limits Key's exposure to interest rate increases; caps do not have any impact if market rates decline.


For more information about how Key uses interest rate swaps and caps to manage its balance sheet, please see the next section, entitled "Market risk management." Figure 6 shows how changes in yields or rates and average balances in the first quarters of 2000 and 1999 affected net interest income. You can find more discussion of the changes in earning assets and funding sources in the section entitled "Financial Condition," which begins on page 48.

               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES

                                                      FROM THREE MONTHS ENDED JUNE 30, 1999    FROM SIX MONTHS ENDED JUNE 30, 1999,
                                                       TO THREE MONTHS ENDED JUNE 30, 2000      TO SIX MONTHS ENDED JUNE 30, 2000
                                                      ------------------------------------     -----------------------------------
                                                       AVERAGE        YIELD/         NET       AVERAGE         YIELD/           NET
in millions                                             VOLUME         RATE       CHANGE        VOLUME          RATE         CHANGE
==================================================================================================================================
INTEREST INCOME
Loans                                                  $  67         $  81         $ 148         $ 115         $ 129         $ 244
Taxable investment securities                              2             1             3             4            (1)            3
Tax-exempt investment securities                          (3)           --            (3)           (7)            1            (6)
Securities available for sale                             (6)            6            --             1            14            15
Short-term investments                                    --            --            --             3            (4)           (1)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)           60            88           148           116           139           255

INTEREST EXPENSE
Money market deposit accounts                             (6)           15             9            (5)           24            19
Savings deposits                                          (2)           (2)           (4)           (4)           (3)           (7)
NOW accounts                                              (1)            1            --            (3)            2            (1)
Certificates of deposit ($100,000 or more)                24            11            35            51            18            69
Other time deposits                                       24            22            46            33            30            63
Deposits in foreign office                                29             6            35            39             7            46
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                      68            53           121           111            78           189
Federal funds purchased and securities sold
     under repurchase agreements                         (18)           13            (5)          (30)           19           (11)
Bank notes and other short-term borrowings                 2            13            15            (4)           26            22
Long-term debt, including capital securities             (12)           53            41             8            86            94
----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                               40           132           172            85           209           294
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)          $  20         $ (44)        $ (24)        $  31         $ (70)        $ (39)
                                                        ====         =====        ======          ====         =====        ======

----------------------------------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

MARKET RISK MANAGEMENT

"Market risk" is the exposure to economic loss that arises when the value of a financial instrument adversely changes due to variations in interest rates, foreign exchange rates, equity prices (the value of equity securities held as assets), or other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase because the bond will become a less attractive investment. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. Key is not affected in any material way by changes in foreign exchange rates.

Asset and liability management
------------------------------

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

Key's guidelines for risk management require management to take preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 2%. Key has been operating well within these guidelines. As of June 30, 2000, based on the results of our simulation model, Key would expect net interest income to increase by approximately $14 million if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately $14 million.

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

- A financial instrument presents "OPTION RISK" when one party can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed rate loans by refinancing at a lower rate. Such a prepayment gives Key a return on its investment (the principal plus some interest), but unless there is a prepayment penalty, that return will not be as much as the loan would have generated had payments been received as originally scheduled. Floating rate loans that are capped against potential interest rate increases and deposits that can be withdrawn on demand also present option risk.

- One approach that Key uses to manage interest rate risk is to offset floating rate liabilities (such as deposits) with floating rate assets (such as loans). That way, as our interest expense increases, so will our interest income. We face "BASIS RISK" when our floating-rate assets and floating-rate liabilities reprice in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing at the same time, interest expense and interest income may not change by the same amount.

- We often use an interest-bearing liability to provide funding for an interest-earning asset. For example, Key may sell certificates of deposit and use the proceeds to make loans. That strategy presents "GAP RISK" if the related liabilities and assets do not mature or reprice at the same time.

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

PORTFOLIO SWAPS AND CAPS. The estimated fair value of Key's portfolio swaps and caps decreased to a negative fair value of $76 million during the first six months of 2000 from a negative fair value of $42 million at December 31, 1999. Fair value decreased because of the combined impact of a number of factors: interest rates increased, the implied forward yield curve steepened, and Key's "receive" fixed interest rate swap portfolio has a slightly longer average remaining maturity than the "pay" fixed portfolio.

Key terminated swaps with a notional amount of $1.3 billion during the first six months of 2000, resulting in a net deferred loss of $4 million. Each swap termination was made in response to a unique set of circumstances. Generally, the decision to terminate any swap contract is integrated strategically with asset and liability management and takes many factors into account.

During 1999 and the first half of 2000, management also used portfolio rate locks and futures from time to time since Key relied more heavily on variable rate funding to support earning asset growth.

Figure 7 summarizes Key's activity in portfolio swaps and caps for the six-month period ended June 30, 2000. For more information about these instruments, including the balance and remaining amortization period of Key's deferred swap gains and losses, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 19.

                   FIGURE 7. PORTFOLIO SWAPS AND CAPS ACTIVITY

                                                RECEIVE FIXED                  PAY FIXED                  BASIS SWAPS
                                     ----------------------------------  -----------------------   --------------------------
                                        INDEXED                FORWARD-                 FORWARD-                     FORWARD-
in millions                          AMORTIZING CONVENTIONAL   STARTING  CONVENTIONAL   STARTING      CONVENTIONAL  STARTING
================================================================================================================================
BALANCE AT DECEMBER 31, 1999               $104       $5,962         --       $5,545       $ 278        $6,783            --
     Additions                               --          660       $135        2,667         408           400       $ 1,268
     Maturities                              --        1,155         --          736          --         1,880            --
     Terminations                            --          500         --          654          58           100            --
     Forward-starting becoming effective     --           --         --          478        (478)        1,268        (1,268)
     Amortization                            51           --         --           --          --            --            --
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                   $ 53       $4,967       $135       $7,300       $ 150        $6,471            --
                                           ====       ======       ====       ======       =====        ======
--------------------------------------------------------------------------------------------------------------------------------




                                             TOTAL
                                         PORTFOLIO
in millions                                  SWAPS         CAPS         TOTAL
===============================================================================
BALANCE AT DECEMBER 31, 1999               $18,672       $2,250       $20,922
     Additions                               5,538           50         5,588
     Maturities                              3,771        1,200         4,971
     Terminations                            1,312           30         1,342
     Forward-starting becoming effective        --           --            --
     Amortization                               51           --            51
-----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                   $19,076       $1,070       $20,146
                                          ========       ======       =======
-------------------------------------------------------------------------------

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

     FIGURE 8. PORTFOLIO SWAPS AND CAPS BY INTEREST RATE MANAGEMENT STRATEGY

                                                                             JUNE 30, 2000             DECEMBER 31, 1999
                                                                        ----------------------   --------------------------
                                                                        NOTIONAL         FAIR        NOTIONAL         FAIR
in millions                                                               AMOUNT        VALUE          AMOUNT        VALUE
===========================================================================================================================
Convert variable rate loans to fixed                                     $ 1,203        $ (30)        $ 1,254        $ (24)
Convert fixed rate loans to variable                                       1,042            8             587           14
Convert fixed rate securities to variable                                    390           20             316           18
Convert variable rate deposits and short-term borrowings to fixed          1,250           16           1,100           14
Convert fixed rate deposits and short-term borrowings to variable            396           (6)            226           (6)
Convert variable rate long-term debt to fixed                              4,768           63           3,820           59
Convert fixed rate long-term debt to variable                              3,556         (106)          4,586         (104)
Basis swaps - foreign currency denominated debt                            1,089          (46)            321          (23)
Basis swaps - interest rate indices                                        5,382           (2)          6,462            3
 -------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps                                                19,076          (83)         18,672          (49)

Modify characteristics of variable rate short-term borrowings                950            6           2,050            6
Modify characteristics of variable rate long-term debt                       120            1             200            1
 -------------------------------------------------------------------------------------------------------------------------------

     Total portfolio caps and collars                                      1,070            7           2,250            7
 -------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars                             $20,146        $ (76)        $20,922        $ (42)
                                                                        ========         ====        ========         ====
--------------------------------------------------------------------------------------------------------------------------------


                                                                            JUNE 30, 1999
                                                                        ----------------------
                                                                          NOTIONAL        FAIR
in millions                                                                 AMOUNT       VALUE
==============================================================================================
Convert variable rate loans to fixed                                       $ 1,297        $  1
Convert fixed rate loans to variable                                           571           6
Convert fixed rate securities to variable                                      322           6
Convert variable rate deposits and short-term borrowings to fixed            1,250           2
Convert fixed rate deposits and short-term borrowings to variable              635          (2)
Convert variable rate long-term debt to fixed                                1,645          26
Convert fixed rate long-term debt to variable                                4,656           2
Basis swaps - foreign currency denominated debt                                321         (18)
Basis swaps - interest rate indices                                          5,798           1
 ---------------------------------------------------------------------------------------------
     Total portfolio swaps                                                  16,495          24

Modify characteristics of variable rate short-term borrowings                2,825           5
Modify characteristics of variable rate long-term debt                         400          --
 ---------------------------------------------------------------------------------------------
     Total portfolio caps and collars                                        3,225           5
 ---------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars                               $19,720        $ 29
                                                                          ========         ===
---------------------------------------------------------------------------------------------


Figure 9 summarizes the expected average maturities of Key's portfolio swaps and caps at June 30, 2000.

        FIGURE 9. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AND CAPS


 JUNE 30, 2000                                           RECEIVE FIXED                    PAY FIXED
                                             ------------------------------------  ------------------------
                                                INDEXED                  FORWARD-                  FORWARD-
in millions                                  AMORTIZING  CONVENTIONAL    STARTING  CONVENTIONAL    STARTING
===========================================================================================================
Mature in one year or less                           --        $  985          --        $  885          --
Mature after one through five years                 $53         2,490        $ 50         5,216        $ 56
Mature after five through ten years                  --           892          35           814          --
Mature after ten years                               --           600          50           385          94
-----------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars        $53        $4,967        $135        $7,300        $150
                                                    ===        ======        ====        ======        ====
-----------------------------------------------------------------------------------------------------------


 JUNE 30, 2000
                                                              TOTAL
                                                          PORTFOLIO
in millions                              BASIS SWAPS          SWAPS          CAPS          TOTAL
================================================================================================
Mature in one year or less                    $2,225        $ 4,095        $  700        $ 4,795
Mature after one through five years            4,246         12,111           370         12,481
Mature after five through ten years               --          1,741            --          1,741
Mature after ten years                            --          1,129            --          1,129
------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars  $6,471        $19,076        $1,070        $20,146
                                              ======        =======        ======        =======
------------------------------------------------------------------------------------------------

Trading portfolio risk management
---------------------------------

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients and financial assets and liabilities (trading positions) included in "other assets" and "other liabilities," respectively, on the balance sheet. For more information about off-balance sheet contracts, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 19.

Management uses a value at risk ("VAR") model to estimate the adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% certainty. At June 30, 2000, Key's aggregate daily VAR was $.9 million compared with $1 million at June 30, 1999. Aggregate daily VAR averaged less than $1 million for the first six months of 2000, compared with an average of $1.9 million during the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the second quarter of 2000 totaled $475 million, down $57 million, or 11%, from the same period last year. For the first six months of the year, noninterest income was $1.3 billion, representing an increase of $134 million, or 12%, from the first half of 1999. In both the current and prior year, noninterest income has been affected by various nonrecurring items. The most significant of these items are shown in Figure 10 and include gains from divestitures and nonrecurring charges. For more information on the divestitures, see Note 3 ("Acquisitions and Divestitures"), which begins on page 8.

Excluding nonrecurring items, core noninterest income was $475 million for the second quarter of 2000 and currently represents 41% of Key's total core revenue. One of management's long-term objectives is to increase core noninterest income as a percentage of total core revenue to 50%. Core noninterest income in the year-ago quarter was $517 million and included $19 million from the divested Long Island branches and credit card business, as well as $21 million of gains resulting from the securitization and sale of home equity loans. No home equity loan securitizations have been recorded in 2000 as a result of our revised strategy discussed below. The remaining $477 million of core noninterest income reported a year ago was nearly equaled by the $475 million of core noninterest income in the second quarter of 2000. Increases in income from trust and asset management (up $6 million) and service charges on deposit accounts (up $3 million) were substantially offset by an $8 million reduction in brokerage commissions due to a lower volume of activity.

For the first six months of 2000, core noninterest income was $951 million compared with $984 million for the comparable period in 1999. The sales of the Long Island branches and credit card business accounted for $32 million of the decrease in core earnings, while the absence of gains from the securitization and sale of home equity loans in the current year accounted for a decrease of $47 million. Adjusting for these items, core noninterest income was up $46 million, or 5% from the first six months of 1999. The strongest contributions to this growth came from investment banking and capital markets activities (up $21 million), trust and asset management (up $15 million) and service charges on deposit accounts (up $8 million). The growth of these revenue components reflects the overall strength of the securities markets, new business and the repricing of certain services. Also contributing to the improvement in noninterest income was a $6 million increase in electronic banking fees. The growth in Key's core noninterest income was moderated by a $5 million reduction in brokerage commissions.

Figure 10 shows the major components of Key's noninterest income. For some of these components, the discussion that follows provides additional information, such as the composition of the component and the factors that may have caused it to change from the prior year. For detailed information about investment banking and capital markets income, and trust income and assets, see Figures 11 and 12, respectively.

TRUST AND ASSET MANAGEMENT. Trust and asset management activities provide Key's largest source of noninterest income. At June 30, 2000, Key's bank, trust, and registered investment advisory subsidiaries had assets under discretionary management (excluding corporate trust assets) of $70 billion, compared with $69 billion at June 30, 1999.

CREDIT CARD FEES. Credit card fees for the second quarter and first six months of 2000 declined by $19 million and $23 million from the respective periods in 1999 due to the sale of Key's credit card business in January 2000. For more information about this transaction, see the section entitled "Highlights of Key's Performance," which begins on page 26, and Note 3 ("Acquisitions and Divestitures") on page 8.

LOAN SECURITIZATIONS. Key often securitizes and sells loans to generate funds. The extent to which we use securitizations is dependent upon whether conditions in the capital markets make them more attractive than other funding alternatives. Typically we securitize education, home equity, and automobile loans. We decide which loans to securitize based upon a number of specific factors as discussed in the section entitled "Loans," which begins on page 48.

During the second quarter of 2000, we securitized and sold $503 million of education loans at a gain of $10 million, and recorded impairment write-downs relating to prior period securitizations. These transactions resulted in an aggregate net gain of $7 million. In the current year, we have not securitized any of our home equity loans due in part to our plans announced earlier this year to de-emphasize the securitization and sale of home equity loans originated by our home equity finance affiliate. By retaining these assets on the balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of the credit card portfolio.

During the first half of last year, we securitized and sold $2.2 billion of consumer loans, resulting in net gains of $50 million. The level of securitizations was particularly high during the first quarter ($1.8 billion) because a securitization originally planned for the fourth quarter of 1998 was postponed due to instability in the capital markets and was added to the expected volume of securitizations for the first quarter of 1999. For information about the type and volume of securitized loans that are either administered or serviced by Key and not recorded on the balance sheet, see the section entitled "Loans," which begins on page 48.

SIGNIFICANT NONRECURRING ITEMS. Noninterest income for the first six months of 2000 includes a $332 million first quarter gain from the sale of Key's credit card business. Results for the first half of 1999 include first quarter gains of $134 million from the sale of Key's interest in Electronic Payment Services, Inc. and $14 million, representing the final gain recorded in connection with the 1998 sale of a 51% interest in Key Merchant Services, LLC. In addition, Key recorded a second quarter 1999 gain of $15 million from the sale of common shares obtained in the first quarter sale of Electronic Payment Services, Inc.

                          FIGURE 10. NONINTEREST INCOME

                                              THREE MONTHS ENDED JUNE 30,      CHANGE      SIX MONTHS ENDED JUNE 30,      CHANGE
                                              --------------------------- ---------------- ------------------------ ----------------
dollars in millions                                   2000       1999     AMOUNT   PERCENT        2000      1999    AMOUNT   PERCENT
====================================================================================================================================
Trust and asset management income                    $ 116       $110      $  6        5.5%      $  231    $  216   $  15       6.9%
Investment banking and capital markets income           98        100        (2)      (2.0)         187       166      21      12.7
Service charges on deposit accounts                     85         82         3        3.7          171       163       8       4.9
Brokerage commission income                             34         42        (8)     (19.0)          79        84      (5)     (6.0)
Corporate owned life insurance income                   25         27        (2)      (7.4)          50        51      (1)     (2.0)
Credit card fees                                         2         21       (19)     (90.5)           8        31     (23)    (74.2)
Net loan securitization gains                            7         18       (11)     (61.1)          11        50     (39)    (78.0)
Net securities gains                                     2          5        (3)     (60.0)           3         9      (6)    (66.7)
Other income:
     Letter of credit and loan fees                     24         24        --       --             47        44       3       6.8
     Electronic banking fees                            17         14         3       21.4           32        26       6      23.1
     Insurance income                                   14         17        (3)     (17.6)          31        32      (1)     (3.1)
     Loan securitization servicing fees                  7          8        (1)     (12.5)          13        15      (2)    (13.3)
     Gains from sales of loans                           5         12        (7)     (58.3)          12        22     (10)    (45.5)
     Miscellaneous income                               39         37         2        5.4           76        75       1       1.3
------------------------------------------------------------------------------------------------------------------------------------
          Total other income                           106        112        (6)      (5.4)         211       214      (3)     (1.4)
------------------------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                475        517       (42)      (8.1)         951       984     (33)     (3.4)

Gain from sale of  credit card portfolio                --         --        --       --            332        --     332      N/M
Gain from sale of Electronic Payment Services, Inc.     --         --        --       --             --       134    (134)   (100.0)
Gain from sale of Key Merchant Services, LLC            --         --        --       --             --        14     (14)   (100.0)
Gain from sale of Concord EFS, Inc. common shares       --         15       (15)    (100.0)          --        15     (15)   (100.0)
Nonrecurring charges                                    --         --        --       --             (2)       --      (2)     N/M
------------------------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items          --         15       (15)    (100.0)         330       163     167     102.5
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                   $ 475       $532      $(57)     (10.7)%     $1,281    $1,147   $ 134      11.7%
                                                     =====       ====      ====                  ======    ======   =====
------------------------------------------------------------------------------------------------------------------------------------

N/M = Not meaningful

            FIGURE 11. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                              THREE MONTHS ENDED JUNE 30,      CHANGE      SIX MONTHS ENDED JUNE 30,      CHANGE
                                              --------------------------- ---------------- ------------------------ ----------------
dollars in millions                                         2000   1999   AMOUNT   PERCENT      2000     1999       AMOUNT   PERCENT
===================================================================================================================================
Dealer trading and derivatives income                        $40   $ 34    $  6     17.6%      $ 84     $ 71        $ 13      18.3%
Investment banking income                                     32     45     (13)   (28.9)        53       64         (11)    (17.2)
Equity capital income                                         18     15       3     20.0         33       18          15      83.3
Foreign exchange income                                        8      6       2     33.3         17       13           4      30.8
-----------------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income     $98   $100    $ (2)    (2.0)%     $187     $166        $ 21      12.7%
                                                             ===   ====    ====                ====     ====        ====
-----------------------------------------------------------------------------------------------------------------------------------

                      FIGURE 12. TRUST AND ASSET MANAGEMENT



                                           THREE MONTHS ENDED JUNE 30,       CHANGE     SIX MONTHS ENDED JUNE 30,      CHANGE
                                           --------------------------  ---------------- ------------------------  ---------------
dollars in millions                                      2000    1999  AMOUNT   PERCENT             2000    1999  AMOUNT   PERCENT
==================================================================================================================================
Personal asset management and custody fees               $ 46    $ 45    $  1       2.2%            $ 93    $ 93      --       --
Institutional asset management and custody fees            24      23       1       4.3               48      48      --       --
Bond services                                              15       7       8     114.3               24      12    $ 12    100.0%
All other fees                                             31      35      (4)    (11.4)              66      63       3      4.8
----------------------------------------------------------------------------------------------------------------------------------
    Total trust and asset management income              $116    $110    $  6       5.5%            $231    $216    $ 15      6.9%
                                                         ====    ====    ====                       ====    ====    ====
dollars in billions
------------------------------------------------------------------------------------------
JUNE 30,
Discretionary assets                                     $ 70    $ 69    $  1       1.4%
Non-discretionary assets                                   54      50       4       8.0
------------------------------------------------------------------------------------------
    Total trust assets                                   $124    $119    $  5       4.2%
                                                         ====    ====    ====
------------------------------------------------------------------------------------------


NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2000 totaled $698 million, down $25 million, or 4%, from the second quarter of 1999. For the first six months of the year, noninterest expense was $1.4 billion, representing a decrease of $52 million, or 4%, from the first half of 1999. Significant nonrecurring items that affect the comparability of results for 2000 and 1999 are shown in Figure 13. In the current year, these items primarily comprise restructuring and other special charges which are discussed in greater detail under the heading "Restructuring and other special charges" beginning on page 46. Primary among the significant nonrecurring items recorded during the first six months of 1999 are $23 million of charitable contributions made in light of the gain realized from the sale of Key's interest in Electronic Payment Services, Inc. Of these contributions, $3 million was recorded during the second quarter.

Excluding nonrecurring charges, core noninterest expense of $696 million for the second quarter of 2000 decreased by $24 million, or 3%, from the year-ago quarter and represents Key's lowest quarterly level of core expense over the last year and a half. This improvement came largely from lower costs related to personnel (down $22 million) and equipment (down $7 million) that are primarily the result of Key's productivity improvement initiative and the strategic divestitures discussed earlier. These decreases were offset in part by a $7 million increase in marketing expense.

For the first six months of 2000, core noninterest expense was $1.4 billion, relatively unchanged from the same period last year. The largest decreases in expense came from equipment (down $15 million) and personnel (down $12 million). These improvements were substantially offset, however, by higher costs associated with professional fees (up $8 million), computer processing (up $6 million) and marketing (up $4 million). In addition, miscellaneous expense in the first quarter of 2000 included a $7 million charge to reduce the carrying amount of residual values related to leased vehicles.

Figure 13 shows the components of Key's noninterest expense. The discussion that follows explains the composition of some of these components and the factors that caused some components to change from the prior year.

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, posted decreases from the prior year for both the quarterly and year-to-date periods. These improvements are attributable to the heightened attention to cost management brought about by our productivity improvement initiative, as well as the effects of the strategic divestitures. At June 30, 2000, the number of full-time equivalent employees was 23,005, compared with 24,568 at the end of 1999 and 25,758 a year ago.

COMPUTER PROCESSING. The increases in computer processing expense is due to higher levels of computer software amortization, as well as increases related to software rental and maintenance.

EQUIPMENT. Decreases in equipment expense for both the quarterly and year-to-date periods were driven by reductions in both depreciation and rental expense.

PROFESSIONAL FEES. Professional fees comprise expenses incurred for legal, audit, consulting and certain other business services. The $4 million and $8 million increases from the respective quarterly and year-to-date periods in 1999 were spread among all of the above categories.

                         FIGURE 13. NONINTEREST EXPENSE

                                           THREE MONTHS ENDED JUNE 30,               CHANGE            SIX MONTHS ENDED JUNE 30,
                                     ---------------------------------        -----------------------  -------------------------
dollars in millions                                     2000      1999          AMOUNT      PERCENT            2000         1999
==================================================================================================================================
Personnel                                           $   361    $   383        $   (22)         (5.7)%      $    743     $    755
Net occupancy                                            56         58             (2)         (3.4)            113          117
Computer processing                                      60         59              1           1.7             119          113
Equipment                                                42         49             (7)        (14.3)             90          105
Marketing                                                31         24              7          29.2              53           49
Amortization of intangibles                              25         26             (1)         (3.8)             50           54
Professional fees                                        21         17              4          23.5              40           32
Other expense:
     Postage and delivery                                17         18             (1)         (5.6)             34           37
     Telecommunications                                  13         14             (1)         (7.1)             27           28
     Equity- and gross receipts- based taxes              8          9             (1)        (11.1)             16           17
     OREO expense, net                                    1          3             (2)        (66.7)              3            8
     Miscellaneous expense                               61         60              1           1.7             126          112
----------------------------------------------------------------------------------------------------------------------------------
        Total other expense                             100        104             (4)         (3.8)            206          202
----------------------------------------------------------------------------------------------------------------------------------
        Total core noninterest expense                  696        720            (24)         (3.3)          1,414        1,427

Restructuring and other special charges                   2         --              2           N/M              14           --
Other nonrecurring items                                 --          3             (3)       (100.0)             (3)          50
----------------------------------------------------------------------------------------------------------------------------------
        Total significant nonrecurring items              2          3             (1)        (33.3)             11           50
----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                   $   698    $   723        $   (25)         (3.5)%      $  1,425     $  1,477
                                                    =======    =======        =======                      ========     ========

Full-time equivalent employees at period end         23,005     25,758                                       23,005      25,758
Efficiency ratio(a)                                   60.26%     59.21%                                       61.27%      60.16%
Overhead ratio(b)                                     32.50      29.97                                        34.12       31.57
----------------------------------------------------------------------------------------------------------------------------------


                                                          CHANGE
                                                --------------------------
dollars in millions                               AMOUNT          PERCENT
==========================================================================
Personnel                                       $    (12)           (1.6)%
Net occupancy                                         (4)           (3.4)
Computer processing                                    6             5.3
Equipment                                            (15)          (14.3)
Marketing                                              4             8.2
Amortization of intangibles                           (4)           (7.4)
Professional fees                                      8            25.0
Other expense:
     Postage and delivery                             (3)           (8.1)
     Telecommunications                               (1)           (3.6)
     Equity- and gross receipts- based taxes          (1)           (5.9)
     OREO expense, net                                (5)          (62.5)
     Miscellaneous expense                            14            12.5
--------------------------------------------------------------------------
        Total other expense                            4             2.0
--------------------------------------------------------------------------
        Total core noninterest expense               (13)            (.9)

Restructuring and other special charges               14             N/M
Other nonrecurring items                             (53)            N/M
--------------------------------------------------------------------------
        Total significant nonrecurring items         (39)          (78.0)
--------------------------------------------------------------------------
        Total noninterest expense               $    (52)           (3.5)%
                                                ========

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

N/M=Not Meaningful

RESTRUCTURING AND OTHER SPECIAL CHARGES. During the first six months of 2000, Key recorded net nonrecurring charges of $16 million (including net restructuring charges of $9 million) in connection with strategic actions initiated in the fourth quarter of 1999, as more fully discussed in Note 10 ("Restructuring Charges") on page 19. Of these charges, $2 million, which was not related to restructuring, was recorded during the second quarter. These actions include the outsourcing of certain nonstrategic support functions (which resulted in the write-off of selected assets, including certain software), site consolidations in a number of Key's businesses and a reduction in the number of management layers. Cash generated by Key's operations will fund the restructuring charge liability. None of the charges will have a material impact on Key's liquidity.

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

EFFICIENCY RATIO. The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, was 60.26% for the second quarter of 2000, compared with 62.27% for the first quarter of 2000 and 59.21% for the same period last year.

"Other expense" includes equity- and gross receipts-based taxes that are assessed in lieu of an income tax in certain states in which Key operates. These taxes represented 69 basis points of Key's efficiency ratio for both the second and first quarters of 2000 and 74 basis points of Key's efficiency ratio for the second quarter of 1999. The extent to which such taxes impact noninterest expense will vary among companies based on the geographic locations in which they conduct their business.

INCOME TAXES

The provision for income taxes was $134 million for the three-month period ended June 30, 2000, down from $150 million for the same period in 1999. The effective tax rate (which is the provision for income taxes as a percentage of income before income taxes) for the second quarter of 2000 was 35.1%, compared with 34.9% for the second quarter of 1999. For the first six months of 2000, the provision for income taxes was $334 million compared with $292 million for the first six months of last year. The effective tax rates for these periods was 35.2% and 33.8%, respectively. Primary factors contributing to the slight increase in the effective tax rate for the quarterly period were higher state taxes and higher levels of amortization related to non-deductible intangibles. The increase in the year-to-date rate also reflects higher state taxes, as well as lower proportions of tax-exempt income and tax credits to pretax earnings in the current year. For both the quarterly and year-to-date periods the increase from 1999 was moderated by the impact of a second quarter 1999 catch-up adjustment related to the amortization of certain investments in low-income housing projects.

The effective income tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION
-------------------

LOANS

At June 30, 2000, total loans outstanding were $65.6 billion, compared with $64.2 billion at the end of 1999 and $62.0 billion a year ago. A summary of the composition of the loan portfolio at each of these respective dates is presented in Note 6 ("Loans") on page 15. Key achieved a 6% increase in loans during the past twelve months, primarily as a result of our targeted efforts to increase the commercial and home equity portfolios. These efforts were supported by the overall strength of the economy.

Key's success in generating new loan volume has resulted in loan growth that has outpaced the growth of Key's deposits. As a result, we have used alternative funding sources such as securitizations to continue to capitalize on our lending opportunities. Our acquisition of National Realty Funding L.C. is expected to facilitate these efforts, especially with regard to commercial real estate lending. In addition, during the first quarter, we created a commercial loan conduit to facilitate the sale of lower-spread commercial loans, which we continue to service for a fee. Loans outstanding (excluding loans held for sale) would have grown by $7.0 billion, or 12%, over the past twelve months, if we had not securitized and/or sold $5.4 billion of loans during that time period. This includes the fourth quarter 1999 divestiture of branches with loan portfolios aggregating $505 million and the first quarter 2000 sale of our $1.3 billion credit card portfolio.

Excluding the impact of loan sales, commercial loans rose by $5.2 billion, or 15%, since June 30, 1999, due primarily to strong growth in the structured finance, healthcare, media and middle market portfolios, a $953 million increase in commercial real-estate mortgage loans, an $859 million increase in the lease financing portfolio and a $565 million increase in real estate-construction loans. Consumer loans (excluding loan sales) rose by $1.8 billion, or 7%. Increases of $1.9 billion in the home equity portfolio and $184 million in the lease financing portfolio were partially offset by decreases in both the installment and mortgage portfolios.

On the same basis, commercial loans grew by $3.0 billion, or an annualized 17%, from the 1999 year end, reflecting growth in all major sectors of the portfolio. At the same time, home equity loans were up $937 million, or an annualized 25%.

SALES, SECURITIZATIONS, AND DIVESTITURES. Among the factors that Key considers in determining which loans to securitize are:

- the extent to which the characteristics of a specific loan portfolio make it conducive to securitization;

-    the relative cost of funds;

-    the level of credit risk; and

-    capital requirements.

In addition to balancing the above factors, we may securitize loans when conditions in the capital markets make that strategy more attractive than conventional funding sources like debt.

During the past twelve months, in addition to selling loans in connection with branch divestitures and the sale of the credit card portfolio, Key sold $1.6 billion of education loans ($1.4 billion through securitizations), $805 million of commercial loans, $697 million of commercial real estate loans and $438 million of home equity loans ($347 million through securitizations).

Management will continue to explore opportunities to sell certain loan portfolios, consistent with prudent asset/liability management practices. However, we intend to securitize and sell fewer of the home equity loans originated by our home equity finance affiliate. By retaining these assets, we intend to replace over time the revenue generated by our former credit card business. This is one of the factors that led to the strong growth of the home equity portfolio discussed above.

Figure 14 summarizes Key's loan sales (including securitizations) and branch divestitures for the first six months of 2000 and all of 1999.

                       FIGURE 14. LOANS SOLD AND DIVESTED

                              COMMERCIAL   RESIDENTIAL    HOME   CREDIT CARD                                 BRANCH
in millions     COMMERCIAL   REAL ESTATE   REAL ESTATE  EQUITY   RECEIVABLES  AUTOMOBILE   EDUCATION   DIVESTITURES  TOTAL
===========================================================================================================================

     2000
-------------
Second quarter      $  451      $  499          --      $   23          --          --      $  518          --      $1,491

First quarter          354           6          --          24      $1,339          --          29          --       1,752

---------------------------------------------------------------------------------------------------------------------------

Total               $  805      $  505          --      $   47      $1,339          --      $  547          --      $3,243
                    ======      ======                  ======      ======                  ======                  ======
     1999
-------------
Fourth Quarter          --      $   92          --      $   32          --          --      $  299      $  505      $  928

Third quarter           --         100          --         359          --          --         786          --       1,245

Second quarter          --          63      $  292         442          --          --         132          --         929

First quarter           --          84         208         428          --      $  555         818          --       2,093

---------------------------------------------------------------------------------------------------------------------------
Total                   --      $  339      $  500      $1,261          --      $  555      $2,035      $  505      $5,195
                                ======      ======      ======                  ======      ======      ======      ======
---------------------------------------------------------------------------------------------------------------------------

Figure 15 shows loans that are either administered or serviced by Key, but are not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. The increase in commercial real estate loans serviced resulted from the first quarter acquisition of National Realty Funding L.C., while the increase in commercial loans reflects sales that occurred through Key's new commercial loan conduit.

                    FIGURE 15. LOANS ADMINISTERED OR SERVICED

                                                     JUNE 30,         DECEMBER 31,               JUNE 30,
in millions                                              2000                 1999                   1999
==========================================================================================================
Education loans                                        $3,783               $3,475                 $2,785
Automobile loans                                          602                  855                  1,153
Home equity loans                                       1,361                1,542                  1,392
Commercial real estate loans                            3,700                   --                     --
Commercial loans                                          805                   --                     --
----------------------------------------------------------------------------------------------------------
     Total                                            $10,251               $5,872                 $5,330
                                                      =======              =======                 ======
----------------------------------------------------------------------------------------------------------


Key derives income from two sources as a result of such arrangements. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from assets retained in connection with securitizations and accounted for like debt securities that are classified as available for sale or trading account assets.

SECURITIES

At June 30, 2000, the securities portfolio totaled $7.4 billion and comprised $6.3 billion of securities available for sale and $1.1 billion of investment securities. In comparison, the total portfolio at December 31, 1999, was $7.7 billion, including $6.7 billion of securities available for sale and $986 million of investment securities.

Figure 16 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 17 provides the same information about Key's investment securities. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, please see Note 5 ("Securities"), which begins on page 13.

                    FIGURE 16. SECURITIES AVAILABLE FOR SALE

                                                                                                                OTHER
                                             U.S. TREASURY,           STATES AND      COLLATERALIZED        MORTGAGE-
                                               AGENCIES AND            POLITICAL            MORTGAGE           BACKED
dollars in millions                            CORPORATIONS         SUBDIVISIONS         OBLIGATIONS(a)    SECURITIES(a)
---------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
Remaining maturity:
     One year or less                                   $99                   $1               $ 119             $  2
     After one through five years                         5                   21               3,087              490
     After five through ten years                         5                   29                 609              912
     After ten years                                     12                    5                 175              114
---------------------------------------------------------------------------------------------------------------------------

Fair value                                             $121                  $56              $3,990           $1,518
Amortized cost                                          121                   56               4,185            1,551
Weighted average yield                                 5.33 %               4.73%               6.53%            7.09%
Weighted average maturity                         2.3 YEARS            5.8 YEARS           4.1 YEARS        6.0 YEARS
---------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
Fair value                                             $127                  $53              $4,237           $1,678
Amortized cost                                          128                   53               4,426            1,705
---------------------------------------------------------------------------------------------------------------------------

JUNE 30, 1999
Fair value                                             $152                  $67              $3,888           $1,861
Amortized cost                                          152                   67               4,029            1,878

---------------------------------------------------------------------------------------------------------------------------



                                                     RETAINED                                       WEIGHTED
                                                 INTERESTS IN            OTHER                       AVERAGE
dollars in millions                            SECURITIZATIONS(a)    SECURITIES        TOTAL            YIELD(b)
-------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
Remaining maturity:
     One year or less                                      --             $ 9         $ 230             6.03%
     After one through five years                        $100              19         3,722             6.47
     After five through ten years                         215               5         1,775             7.04
     After ten years                                       --             216(c)        522             6.29
------------------------------------------------------------------------------------------------------------

Fair value                                               $315            $249        $6,249               --
Amortized cost                                            335             259         6,507             6.88%
Weighted average yield                                   8.91%           3.58%         6.88%              --
Weighted average maturity                           4.1 YEARS       9.8 YEARS     4.8 YEARS               --
------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
Fair value                                               $343            $227        $6,665               --
Amortized cost                                            340             223         6,875             6.77%
------------------------------------------------------------------------------------------------------------

JUNE 30, 1999
Fair value                                               $335            $101        $6,404               --
Amortized cost                                            348              96         6,570             6.61%

--------------------------------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c)  Includes equity securities with no stated maturity.

                        FIGURE 17. INVESTMENT SECURITIES

                                           STATES AND                                             WEIGHTED
                                            POLITICAL             OTHER                            AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES            TOTAL             YIELD(a)
-----------------------------------------------------------------------------------------------------------
JUNE 30, 2000
Remaining maturity:
     One year or less                            $128               $ 1            $ 129              5.02%
     After one through five years                 158                --              158              6.18
     After five through ten years                  79                24              103              6.24
     After ten years                               15               723(b)           738              3.51
-----------------------------------------------------------------------------------------------------------

Amortized cost                                   $380              $748           $1,128              4.30%
Fair value                                        388               748            1,136                --
Weighted average yield                           5.73%             3.58%            4.30%               --
Weighted average maturity                   3.2 YEARS        10.0 YEARS        7.7 YEARS                --
-----------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999
Amortized cost                                   $447              $539             $986              6.15%
Fair value                                        459               539              998                --
-----------------------------------------------------------------------------------------------------------

JUNE 30, 1999
Amortized cost                                   $515              $452             $967              6.57%
Fair value                                        533               452              985                --

-----------------------------------------------------------------------------------------------------------


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

ASSET QUALITY

Key manages asset quality by following procedures that address the issue from many perspectives. Specifically, Key has groups of professionals that:

-    evaluate and monitor the level of risk in credit-related assets;

-    formulate underwriting standards and guidelines for line management;

-    develop commercial and consumer credit policies and systems;

-    establish credit-related concentration limits;

- review loans, leases, and other corporate assets to evaluate credit quality; and

-    review the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at June 30, 2000, was $979 million, or 1.49% of loans. This compares with $930 million, or 1.50% of loans, at June 30, 1999. The allowance includes $92 million (for 2000) and $51 million (for 1999) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 16. At June 30, 2000, the allowance for loan losses was 179.63% of nonperforming loans, compared with 231.34% at June 30, 1999.

Management relies on an iterative methodology to estimate the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. This methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 58 of Key's 1999 Annual Report to Shareholders. With the advent of enhanced credit scoring capabilities, management continues to review and refine Key's methodology for estimating the appropriate level of the allowance for loan losses. During the first quarter of 2000, Key enhanced its methodology for assessing credit risk, particularly within the commercial loan portfolio. As a result, we recorded an additional provision for loan losses of $121 million in March. In the prior year, first quarter results included an additional provision of $30 million related to an enhancement in the allowance methodology pertaining to the credit card portfolio.

NET LOAN CHARGE-OFFS. As shown in Figure 18, net loan charge-offs for the second quarter of 2000 were $68 million, or .42% of average loans, compared with $76 million, or .49%, for the same period last year. For the first six months of 2000, net loan charge-offs totaled $202 million, or .63% of average loans, compared with $157 million, or .51%, for the first half of 1999. Included in net charge-offs in the current year are $15 million of credit card net charge-offs, including holdbacks and putbacks related to the January 2000 sale of the credit card portfolio. Excluding these net charge-offs and the $57 million of one-time charge-offs discussed below, Key's core net charge-offs for the first six months of 2000 totaled $130 million, or .41% of average loans.

In February 1999, the Federal banking agencies published revised guidelines which, among other things, require that consumer loans be charged off when payments are past due by a prescribed number of days. One of the factors that drove this change is concern that existing guidance is being interpreted differently within the banking industry, resulting in disparity in how financial institutions carry out their charge-off practices. Key elected to implement these new guidelines during the first quarter of 2000, although compliance is not required until the end of this year. This resulted in the acceleration of $57 million of consumer loan charge-offs that might otherwise have occurred at later dates. Key's allowance at December 31, 1999, had already included an allocation for these potential losses. For more information on the revised guidelines, see Item 5. ("Other Information") which begins on page 59.

In comparison with the second quarter of 1999, net charge-offs in the commercial loan portfolio rose by $9 million. This increase reflected the growth experienced in the overall portfolio, as well as a modest rise in the proportion of troubled credits within the portfolio. The increase in commercial loan net charge-offs was more than offset by a $17 million decline in the level of net charge-offs in the consumer loan portfolio. Net charge-offs of credit card receivables decreased by $19 million due to the sale of the portfolio. At the same time, net charge-offs in the remainder of the consumer portfolio increased by only $2 million. Management anticipates that the levels of Key's net charge-offs and provision for loan losses will likely rise in the third quarter for various reasons, including the write-down of three particular commercial credits predicated on questionable borrower representations.

                   FIGURE 18. SUMMARY OF LOAN LOSS EXPERIENCE

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
dollars in millions                                    2000            1999          2000           1999
============================================================================================================
Average loans outstanding during the period           $ 64,817       $ 61,604       $ 64,420       $ 61,648
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period      $    979       $    930       $    930       $    900
Loans charged off:
     Commercial, financial and agricultural                 37             29             71             51
     Real estate-commercial mortgage                         2             --              4             --
     Commercial lease financing                              3              7              7              9
-----------------------------------------------------------------------------------------------------------
          Total commercial loans                            42             36             82             60
     Real estate-residential mortgage                        3              3              4              5
     Home equity                                             3              2             11              5
     Credit card                                            --             22             16             48
     Consumer-direct                                         9             10             29             22
     Consumer-indirect lease financing                       4              2             11              6
     Consumer-indirect other                                33             30            105             66
-----------------------------------------------------------------------------------------------------------
          Total consumer loans                              52             69            176            152
-----------------------------------------------------------------------------------------------------------
                                                            94            105            258            212
Recoveries:
     Commercial, financial and agricultural                  4              7             14             15
     Real estate-commercial mortgage                         1             --              3              2
     Commercial lease financing                             --              1              2              1
-----------------------------------------------------------------------------------------------------------
          Total commercial loans                             5              8             19             18
     Real estate-residential mortgage                        2              2              2              3
     Home equity                                             1             --              1             --
     Credit card                                             2              5              3              8
     Consumer-direct                                         2              3              3              4
     Consumer-indirect lease financing                      --              1              2              2
     Consumer-indirect other                                14             10             26             20
-----------------------------------------------------------------------------------------------------------
          Total consumer loans                              21             21             37             37
-----------------------------------------------------------------------------------------------------------
                                                            26             29             56             55
-----------------------------------------------------------------------------------------------------------
Net loans charged off                                      (68)           (76)          (202)          (157)
Provision for loan losses                                   68             76            251            187
--------------------------------------------------------------------------------------------        -------
Allowance for loan losses at end of period            $    979       $    930       $    979       $    930
                                                      ========       ========       ========       ========
-----------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                      .42%           .49%           .63%           .51%
Allowance for loan losses to period-end loans             1.49           1.50           1.49           1.50
Allowance for loan losses to nonperforming loans        179.63         231.34         179.63         231.34
-----------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS. Figure 19 shows the composition of Key's nonperforming assets. These assets totaled $577 million at June 30, 2000, and represented .88% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $438 million, or .71%, at June 30, 1999. The $139 million increase in the level of nonperforming assets over the past twelve months resulted from a $143 million increase in nonperforming loans, offset in part by a $6 million decrease in OREO. The increase in nonperforming reflects, in part, significant loan growth, the maturation of certain segments of the portfolio and the effect of changes in the Government's reimbursement policies for the health care industry.

The amounts presented in Figure 19 have been restated from those previously reported. This restatement reflects a reclassification of certain loans from those reported as 90 days past due and still accruing to those reported as nonaccrual. The reclassified loans are predominantly home equity loans held by Key Home Equity Services, a division of Key Bank USA, National Association that acts as a third-party purchaser of home equity loans. Although these loans had not been properly categorized as nonaccrual in Key's internal reporting system, the accrual of interest on the balances had, in fact, ceased. Therefore, the restatement had no impact on Key's earnings.

          FIGURE 19. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                    JUNE 30,    DECEMBER 31,    JUNE 30,
dollars in millions                                   2000          1999          1999
========================================================================================
Commercial, financial and agricultural               $ 224         $ 175         $ 146
Real estate-- commercial mortgage                       95           102            99
Real estate-- construction                              20             7             2
Commercial lease financing                              54            28            38
--------------------------------------------------------------------------------------
     Total commercial loans                            393           312           285
Real estate-- residential mortgage                      40            44            53
Home equity                                             68            50            36
Consumer-- direct                                        8             6             5
Consumer-- indirect lease financing                      5             3             2
Consumer-- indirect other                               31            32            21
--------------------------------------------------------------------------------------
     Total consumer loans                              152           135           117
--------------------------------------------------------------------------------------
     Total nonperforming loans                         545           447           402

OREO                                                    30            27            46
Allowance for OREO losses                               (1)           (3)          (11)
--------------------------------------------------------------------------------------
     OREO, net of allowance                             29            24            35

Other nonperforming assets                               3             2             1
--------------------------------------------------------------------------------------
     Total nonperforming assets                      $ 577         $ 473         $ 438
                                                     =====         =====          ====

--------------------------------------------------------------------------------------
Accruing loans past due 90 days or more              $ 276         $ 219         $ 172
--------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                .83%          .70%          .65%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets          .88           .74           .71
--------------------------------------------------------------------------------------


DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" are Key's primary source of funding. These deposits consist of domestic deposits other than certificates of deposit of $100,000 or more. During the second quarter of 2000, core deposits averaged $37.4 billion, and represented 51% of the funds Key used to support earning assets, compared with $36.9 billion and 52%, respectively, during the same period last year. As shown in Figure 5 (which spans pages 36 and 37), Key has experienced a change in the mix of core deposits over the past twelve months. The levels of money market deposits, savings deposits and NOW accounts declined, primarily because we sold 28 branches with deposits of $1.3 billion as part of the October 1999 divestiture of our Long Island franchise. In addition, client preferences for higher returns and the strength of the securities markets during 1999 have also caused a shift from traditional bank products to nonbank financial investments, such as equity securities. At the same time, Key's time deposits have grown steadily as a result of client preferences for investments that offer higher returns, as well as our heightened focus on building Key's deposit base. During the second quarter, the deposits in Key's Retail Banking line of business grew by an annualized 13% from the prior quarter.

Purchased funds, comprising large certificates of deposit, deposits in the foreign office, and short-term borrowings, averaged $19.5 billion during the second quarter of 2000, compared with $17.1 billion a year ago. As shown in Figure 5, Key has relied more on purchased deposits and long-term debt, including capital securities, to fund earning assets in the current year. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. During the first six months of 2000, Key securitized and sold $503 million of education loans, all of which occurred in the second quarter.

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

- We maintain portfolios of short-term money market investments and securities available for sale, substantially all of which could be converted to cash quickly at a small expense.

- Key's portfolio of investment securities generates prepayments (often at a premium) and payments at maturity.

- We try to structure the maturities of our loans so we receive a relatively consistent stream of payments from borrowers. We also selectively securitize and package loans for sale.

- Our 938 full-service KeyCenters in 13 states generate a sizable volume of core deposits. Key's Funding and Investment Management Group monitors deposit flows and considers alternate pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of June 30, 2000.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first half of 2000, affiliates paid KeyCorp a total of $455 million in dividends. As of June 30, 2000, the affiliate banks had an additional $584 million available to pay dividends without prior regulatory approval. These excess funds are generally maintained in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first six months of 2000, Key's affiliate banks raised $2.9 billion under Key's bank note program. Of the notes issued during the first half of 2000, $700 million have original maturities in excess of one year and are included in long-term debt; the remaining $2.2 billion have original maturities of one year or less and are included in short-term borrowings. On January 21, 2000, Key commenced a new bank note program which provides for the aggregate issuance of both long- and short-term debt up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association).

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $7.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in dollars and most European currencies. There were $3.2 billion of borrowings outstanding under this facility as of June 30, 2000, $848 million of which were issued during the current year.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a three-year revolving credit agreement. Each of these facilities provides funding availability of up to $500 million. As of June 30, 2000, $24 million of borrowings were outstanding under the commercial paper program; no amount was outstanding under the revolving credit agreement.

OTHER PUBLICLY ISSUED SECURITIES. KeyCorp has a universal shelf registration statement on file with the Securities and Exchange Commission that provides for the possible issuance of up to $1.3 billion of debt and equity securities. At June 30, 2000, unused capacity under the shelf registration totaled $562 million, including $50 million reserved for issuance as medium-term notes. If KeyCorp maintains its favorable debt ratings, shown below as of June 30, 2000, management believes that, under normal conditions in the capital markets, any eventual offering of securities should be well-received by investors.

                                                Senior            Subordinated
                         Commercial           Long-Term            Long-Term
                            Paper                Debt                 Debt
                         ---------------- -------------------  ---------------

Fitch                          F1                 A+                     A
Standard & Poor's              A-2                A-                   BBB+
Moody's                        P-1                A1                    A2

For more information about Key's sources and uses of cash for the six-month periods ended June 30, 2000 and 1999, see the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at June 30, 2000, was $6.5 billion, up $118 million from the balance at December 31, 1999. Retained earnings increased by $370 million during the first six months of 2000, offset to a large extent by a $224 million net increase in treasury stock due to share repurchases, and a $17 million increase in net unrealized losses on securities available for sale.

SHARE REPURCHASES. During the first half of 2000, Key repurchased 13,065,000 of its common shares at an average price per share of $18.64. These shares were repurchased under a January 2000 authorization by Key's Board of Directors to repurchase up to 20,000,000 shares in the open market or through negotiated transactions.

At June 30, 2000, Key had 60,723,102 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, and dividend reinvestment plans, and for other corporate purposes. During the first six months of 2000, Key reissued 804,141 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.68% at June 30, 2000, compared with 7.66% at December 31, 1999, and 7.71% at June 30, 1999.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-adjusted assets of 4.0%, and total capital as a percent of risk-adjusted assets of 8.0%. As of June 30, 2000, Key's Tier 1 capital ratio was 7.88%, and its total capital ratio was 11.74%.

The leverage ratio is Tier 1 capital as a percentage of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.0%. All other bank holding companies must maintain a minimum ratio of 4.0%. As of June 30, 2000, KeyCorp had a leverage ratio of 7.90%, which is substantially higher than the minimum requirement.

Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Both of Key's affiliate banks qualified as "well capitalized" at June 30, 2000, since each exceeded the prescribed thresholds of 10% for total capital, 6% for Tier 1 capital, and 5% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at June 30, 2000. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 20 presents the details of Key's regulatory capital position at June 30, 2000, December 31, 1999, and June 30, 1999.

             FIGURE 20. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                     JUNE 30,     DECEMBER 31,         JUNE 30,
dollars in millions                                      2000             1999             1999
===============================================================================================
TIER 1 CAPITAL
     Common shareholders' equity(a)                  $  6,643         $  6,508         $  6,335
     Qualifying capital securities                      1,243            1,243              994
     Less:  Goodwill                                   (1,357)          (1,389)          (1,446)
            Other intangible assets(b)                    (49)             (56)             (64)
-----------------------------------------------------------------------------------------------
          Total Tier 1 capital                          6,480            6,306            5,819
-----------------------------------------------------------------------------------------------
TIER 2 CAPITAL
     Allowance for loan losses(c)                         979              930              930
     Net unrealized holding gains(d)                       --                3               --
     Qualifying long-term debt                          2,191            2,330            2,383
-----------------------------------------------------------------------------------------------
          Total Tier 2 capital                          3,170            3,263            3,313
-----------------------------------------------------------------------------------------------
          Total capital                              $  9,650         $  9,569         $  9,132
                                                      =======          =======           ======

RISK-ADJUSTED ASSETS
     Risk-adjusted assets on balance sheet           $ 69,733         $ 68,619         $ 65,923
     Risk-adjusted off-balance sheet exposure          13,754           14,513           13,004
     Less:  Goodwill                                   (1,357)          (1,389)          (1,446)
            Other intangible assets(b)                    (49)             (56)             (64)
     Plus:  Market risk-equivalent assets                 150              391              392
            Net unrealized holding gains(d)                --                3               --
-----------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                   82,231           82,081           77,809
     Less:  Excess allowance for loan losses(c)            --               --               --
-----------------------------------------------------------------------------------------------
          Net risk-adjusted assets                   $ 82,231         $ 82,081         $ 77,809
                                                     ========         ========          =======

AVERAGE QUARTERLY TOTAL ASSETS                       $ 83,405         $ 82,574         $ 80,025
                                                     ========         ========          =======

CAPITAL RATIOS
     Tier 1 risk-adjusted capital ratio                  7.88%            7.68%            7.48%
     Total risk-adjusted capital ratio                  11.74            11.66            11.74
     Leverage ratio(e)                                   7.90             7.77             7.41
-----------------------------------------------------------------------------------------------



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information included in the Market Risk Management section beginning on page 39 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 2000 Annual Meeting of Shareholders of KeyCorp held on May 18, 2000, six directors were elected for three-year terms expiring in 2003, and shareholders adopted a resolution to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 2000. Shareholders approved a shareholder proposal requesting that the Board of Directors take the necessary steps to cause annual election of all directors. Director nominees for terms expiring in 2003 were: William G. Bares, Dr. Carol A. Cartwright, Robert W. Gillespie, Henry S. Hemingway, Steven A. Minter and Ronald B. Stafford. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were:
         Cecil D. Andrus, Albert C. Bersticker, Edward P. Campbell, Thomas A. Commes, Kenneth M. Curtis, Alexander M. Cutler, Charles R. Hogan, Douglas J. McGregor, Henry L. Meyer III, Bill R. Sanford, Dennis W. Sullivan and Peter G. Ten Eyck, II.

         The vote on each issue was as follows:

                                                         For                   Against           Abstain
                                                     -------------------------------------------------------
         Election of Directors:
            William G. Bares                         354,008,572                  *              22,546,675
            Dr. Carol A. Cartwright                  353,814,089                  *              22,741,158
            Robert W. Gillespie                      349,879,748                  *              26,675,499
            Henry S. Hemingway                       356,870,200                  *              19,685,047
            Steven A. Minter                         353,747,627                  *              22,807,620
            Ronald B. Stafford                       354,170,979                  *              22,384,268

         Ratification of Ernst & Young as
         independent auditors of KeyCorp             363,023,730                10,601,763        2,929,753

         Shareholder proposal requesting
         necessary steps to cause
         annual election of all Directors            172,128,693               143,970,075        8,027,678 **

          *Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
         **In addition, there were 52,428,801 broker non-votes on this matter.

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

         UNIFORM RETAIL CREDIT POLICY. In February 1999, the Federal banking agencies published their final Uniform Retail Credit Classification and Account Management Policy (the "Retail Credit Policy"), which revises their 1980 Uniform Policy for Classification of Consumer Installment Credit Based on Delinquency Status. The Retail Credit Policy applies to all financial institutions which file call reports or thrift financial reports with a Federal banking agency. In general, the Retail Credit Policy:

         - establishes uniform delinquency charge-off policies for closed-end and open-end credit;

         - provides uniform guidance for loans affected by bankruptcy, fraud, and death;

         - establishes guidelines for re-aging, extending, deferring, or rewriting past due accounts;

         - classifies certain delinquent residential mortgage and home equity loans; and

         - broadens recognition of partial payments that qualify as full payments.

         Key elected to implement these new guidelines during the first quarter of 2000, although compliance is not required until December 31, 2000. This resulted in the acceleration of $57 million of consumer loan charge-offs that might otherwise have occurred at later dates. Key's allowance at December 31, 1999, had already included an allocation for these potential losses. In June, the Federal banking agencies further revised the Retail Credit Policy to clarify certain provisions. The impact of these revisions, however, is not anticipated by management to have any material adverse effect on Key's financial condition and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             (10) KeyCorp Director Deferred Compensation Plan (May 18, 2000 Restatement)

             (15)     Acknowledgment Letter of Independent Auditors

             (27)     Financial Data Schedule (filed electronically only)

         (b) Reports on Form 8-K

             April 21, 2000 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on April 20, 2000, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 2000.

             No other reports on Form 8-K were filed during the three-month period ended June 30, 2000.


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

                                                     KEYCORP
                                       ------------------------------------
                                                  (Registrant)


Date: August 10, 2000                 /s/  Lee Irving
                                       ------------------------------------
                                       By: Lee Irving
                                           Executive Vice President
                                           and Chief Accounting Officer