Form 10-Q
period 2000-09-30
KEYCORP /NEW/
filed 2000-11-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                            34-6542451
--------------------------------             -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   127 Public Square, Cleveland, Ohio                     44114-1306
----------------------------------------                  ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each              425,826,510 Shares
----------------------------------------       ---------------------------------
           (Title of class)                    (Outstanding at October 31, 2000)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS                                                               PAGE NUMBER

           Consolidated Balance Sheets --
              September 30, 2000, December 31, 1999 and September 30, 1999                         3

           Consolidated Statements of Income --
              Three months and nine months ended September 30, 2000 and 1999                       4

           Consolidated Statements of Changes in Shareholders' Equity --
              Nine months ended September 30, 2000 and 1999                                        5

           Consolidated Statements of Cash Flow --
              Nine months ended September 30, 2000 and 1999                                        6

           Notes to Consolidated Financial Statements                                              7

           Independent Accountants' Review Report                                                 26

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                           27

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                                 59

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                                                      60

Item 5.    OTHER INFORMATION                                                                      61

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                       62

           Signature                                                                              62

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     Consolidated Balance Sheets

                                                  September 30,        December 31,      September 30,
dollars in millions                                     2000                1999               1999
-------------------------------------------------------------------------------------------------------
                                                   (Unaudited)                            (Unaudited)
ASSETS
Cash and due from banks                              $ 2,691             $ 2,816            $ 3,018
Short-term investments                                 1,570               1,860              2,094
Securities available for sale                          6,664               6,665              6,567
Investment securities (fair value:
$1,262, $998 and $1,005)                               1,253                 986                989
Loans, net of unearned income
of $1,756, $1,621 and $1,566                          66,299              64,222             63,181
       Less: Allowance for loan losses                 1,001                 930                930
-------------------------------------------------------------------------------------------------------
       Net loans                                      65,298              63,292             62,251
Premises and equipment                                   711                 797                818
Goodwill                                               1,339               1,389              1,422
Other intangible assets                                   48                  60                 64
Corporate owned life insurance                         2,185               2,110              2,080
Other assets                                           3,741               3,420              3,274
-------------------------------------------------------------------------------------------------------
       Total assets                                  $85,500             $83,395            $82,577
                                                     =======             =======            =======
LIABILITIES
Deposits in domestic offices:
  Noninterest-bearing                                $ 8,386              $8,607             $9,050
  Interest-bearing                                    35,016              33,390             34,029
Deposits in foreign office --
  interest-bearing                                     4,407               1,236                387
-------------------------------------------------------------------------------------------------------
       Total deposits                                 47,809              43,233             43,466
Federal funds purchased and securities
  sold under repurchase agreements                     5,324               4,177              3,510
Bank notes and other short-term
  borrowings                                           6,407               8,439              8,551
Other liabilities                                      4,397               4,033              3,595
Long-term debt                                        13,800              15,881             15,815
Corporation-obligated mandatorily
  redeemable preferred capital securities
  of subsidiary trusts holding solely
  subordinated debentures of the
  Corporation (See Note 9)                             1,243               1,243              1,243
-------------------------------------------------------------------------------------------------------
       Total liabilities                              78,980              77,006             76,180

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized
  25,000,000 shares, none issued                          --                  --                 --
Common shares, $1 par value; authorized
  1,400,000,000 shares; issued 491,888,780
  shares                                                 492                 492                492
Capital surplus                                        1,402               1,412              1,412
Retained earnings                                      6,205               5,833              5,686
Loans to ESOP trustee                                    (13)                (24)               (24)
Treasury stock, at cost
  (64,628,931, 48,462,243 and 43,064,912
  shares)                                             (1,502)             (1,197)            (1,058)
Accumulated other comprehensive loss                     (64)               (127)              (111)
-------------------------------------------------------------------------------------------------------
       Total shareholders' equity                      6,520               6,389              6,397
-------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders'
         equity                                      $85,500             $83,395            $82,577
                                                     =======             =======            =======
-------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).


                                         Consolidated Statements of Income (Unaudited)


                                                  Three months ended September 30,        Nine months ended September 30,
                                                  --------------------------------        -------------------------------
dollars in millions, except per share amounts        2000                 1999               2000                  1999
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                              $1,460               $1,299             $4,204                $3,800
Taxable investment securities                           8                    4                 18                    11
Tax-exempt investment securities                        5                    7                 18                    24
Securities available for sale                         106                  106                325                   310
Short-term investments                                 17                   17                 60                    61
---------------------------------------------------------------------------------------------------------------------------------
    Total interest income                           1,596                1,433              4,625                 4,206

INTEREST EXPENSE
Deposits                                              462                  331              1,275                   955
Federal funds purchased and securities
  sold under repurchase agreements                     88                   51                194                   168
Bank notes and other short-term borrowings             99                  103                328                   310
Long-term debt, including capital securities          263                  248                800                   691
---------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                            912                  733              2,597                 2,124
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                   684                  700              2,028                 2,082
Provision for loan losses                             131                   78                382                   265
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses   553                  622              1,646                 1,817

NONINTEREST INCOME
Trust and investment services income                  148                  145                458                   445
Investment banking and capital markets income          91                   77                278                   243
Service charges on deposit accounts                    85                   83                256                   246
Corporate owned life insurance income                  28                   25                 78                    76
Credit card fees                                        1                   16                  9                    47
Net loan securitization gains (losses)                 (2)                  32                  7                    82
Net securities gains (losses)                         (50)                   2                (47)                   26
Gains from divestitures                                --                   13                332                   161
Other income                                          104                  103                315                   317
---------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                          405                  496              1,686                 1,643

NONINTEREST EXPENSE
Personnel                                             342                  349              1,085                 1,104
Net occupancy                                          55                   58                168                   175
Computer processing                                    59                   60                178                   173
Equipment                                              41                   48                131                   153
Marketing                                              29                   35                 82                    84
Amortization of intangibles                            26                   25                 76                    79
Professional fees                                      30                   18                 70                    50
Restructuring charges                                 102                    7                109                     7
Other expense                                         103                  108                313                   360
---------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                         787                  708              2,212                 2,185

INCOME BEFORE INCOME TAXES                            171                  410              1,120                 1,275
Income taxes                                           50                  140                384                   432
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $  121               $  270             $  736                 $ 843
                                                   ======               ======             ======                 =====
Per common share:
    Net income                                       $.28                 $.60              $1.69                 $1.88
    Net Income - assuming dilution                    .28                  .60               1.68                  1.86
Weighted average common shares outstanding (000)  429,584              448,742            435,156               448,764
Weighted average common shares and potential
    common shares outstanding (000)               431,972              452,886            437,231               453,267

---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).


                          Consolidated Statements of Changes in Shareholders' Equity (Unaudited)


                                                                                                        Accumulated
                                                                                 Loans to  Treasury           Other
                                                  Common   Capital     Retained      ESOP     Stock,   Comprehensive  Comprehensive
dollars in millions, except per share amounts     Shares   Surplus     Earnings   Trustee   at Cost    (Loss) Income     Income (b)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                       $492    $1,412       $5,192     $(34)    $ (923)         $ 28
Net income                                                                 843                                               $843
Other comprehensive losses:
       Net unrealized losses on securities available
           for sale, net of income taxes of $(85)(a)                                                        (136)            (136)
       Foreign currency translation adjustments                                                               (3)              (3)
                                                                                                                             -----
                  Total comprehensive income                                                                                 $704
                                                                                                                             =====
Cash dividends on common shares ($.78 per share)                          (350)
Issuance of common shares:
       Acquisition - 632,183 shares                             6                               15
       Employee benefit and dividend reinvestment
             plans - 2,146,512 net shares                      (6)                              52
Repurchase of common shares - 6,406,424 shares                                                (202)
ESOP transactions                                                            1       10
-----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                      $492    $1,412       $5,686     $(24)   $(1,058)        $(111)
                                                   ====    ======       ======     ====    =======         =====
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                       $492    $1,412       $5,833     $(24)   $(1,197)        $(127)
Net income                                                                 736                                               $736
Other comprehensive losses:
       Net unrealized gains on securities available
           for sale, net of income taxes of $41 (a)                                                           73               73
       Foreign currency translation adjustments                                                              (10)             (10)
                                                                                                                             -----
                  Total comprehensive income                                                                                 $799
                                                                                                                             =====
Cash dividends on common shares ($.84 per share)                          (364)
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans -1,486,112 net shares                        (10)                              35
Repurchase of common shares-17,652,800 shares                                                 (340)
ESOP transactions                                                                    11
-----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                      $492    $1,402       $6,205     $(13)     $(1,502)      $ (64)
                                                   ====    ======       ======     ====      =======       =====
-----------------------------------------------------------------------------------------------------------------

(a)  Net of reclassification adjustments.

(b) For the three months ended September 30, 2000 and 1999, comprehensive income was $205 million and $266 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).


                                     Consolidated Statements of Cash Flow (Unaudited)


                                                                                     Nine months ended September 30,
                                                                                     -------------------------------
in millions                                                                                2000           1999
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $   736        $   843
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                 382            265
  Depreciation expense and software amortization                                            211            219
  Amortization of intangibles                                                                76             79
  Net gains from divestitures                                                              (332)          (161)
  Net securities (gains) losses                                                              47            (26)
  Net gains from venture capital investments                                                (55)           (26)
  Net gains from loan securitizations and sales                                             (26)          (107)
  Deferred income taxes                                                                     203            304
  Net increase in mortgage loans held for sale                                             (448)           (13)
  Net (increase) decrease in trading account assets                                          39           (326)
  Net increase (decrease) in accrued restructuring charges                                   48             (2)
  Other operating activities, net                                                          (456)          (298)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   425            751
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions,
sales and divestitures                                                                   (5,615)        (6,019)
Purchases of loans                                                                         --               (7)
Proceeds from loan securitizations and sales                                              4,377          4,374
Purchases of investment securities                                                         (276)          (169)
Proceeds from sales of investment securities                                                 32              9
Proceeds from prepayments and maturities of investment securities                           127            192
Purchases of securities available for sale                                               (4,908)        (4,241)
Proceeds from sales of securities available for sale                                      4,162            382
Proceeds from prepayments and maturities of securities available for sale                   723          2,961
Net decrease in other short-term investments                                                251            206
Purchases of premises and equipment                                                         (60)           (61)
Proceeds from sales of premises and equipment                                                19             23
Proceeds from sales of other real estate owned                                               19             10
Cash used in acquisitions, net of cash acquired                                            (375)            --
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (1,524)        (2,340)
FINANCING ACTIVITIES
Net increase in deposits                                                                  4,576            883
Net decrease in short-term borrowings                                                      (885)        (2,115)
Net proceeds from issuance of long-term debt, including capital securities                3,153          5,147
Payments on long-term debt, including capital securities                                 (5,217)        (2,094)
Loan payment received from ESOP trustee                                                      11             10
Purchases of treasury shares                                                               (317)          (202)
Net proceeds from issuance of common stock                                                   17             32
Cash dividends                                                                             (364)          (350)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   974          1,311
------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                    (125)          (278)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                            2,816          3,296
------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                $ 2,691        $ 3,018
                                                                                        =======        =======
------------------------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
  Interest paid                                                                         $ 2,560        $ 2,013
  Income taxes paid                                                                          83            170
  Net amount received on portfolio swaps                                                     21              8
Noncash items:
  Transfer of credit card receivables to loans held for sale                                 --        $ 1,299
  Reclassification of financial instruments from loans to securities
  available for sale                                                                         --            374
  Fair value of Concord EFS, Inc. shares received                                            --            170
  Carrying amount of Electronic Payment Services, Inc. shares
  divested                                                                                   --            36
  Net transfer of premises and equipment to other assets                                $    17            --
  Net transfer of loans to other real estate owned                                           26            --
------------------------------------------------------------------------------------------------------------------------------

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

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), which replaces SFAS 125. SFAS 140 retains most of the SFAS 125 control provisions, but includes new rules:

         - for determining whether a special purpose entity ("SPE") is a qualifying SPE, and that limit the amount and type of derivative instruments that a qualifying SPE can hold and the activities that it may engage in;

         - that provide more restrictive guidance with respect to the circumstances under which a transfer of assets to a qualifying SPE relinquishes control of such assets and may be accounted for as a sale; and

         - that require extensive disclosures about collateral, assets securitized and accounted for as a sale, and retained interests in securitized assets.

SFAS 140 is effective for transactions entered into after March 31, 2001. However, the statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is currently reviewing SFAS 140 and has not yet determined the extent to which it will impact Key's financial condition and results of operations.

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

Key will adopt the provisions of SFAS 133 as of January 1, 2001. Management is in the final stages of testing the systems that will be relied upon to comply with SFAS 133 and to determine the related impact on Key's financial condition and results of operations. The financial impact of the transition to the provisions of SFAS 133 can not be precisely measured prior to the effective date because of several fluid factors, primary among which are the level of interest rates and the shape of the yield curve. However, if we were to have adopted the statement at September 30, 2000, the financial impact on Key would not have been material at that time.

                          2. Earnings per Common Share

The computation of Key's basic and diluted earnings per common share is as follows:



                                                        Three months ended September 30,           Nine months ended September 30,
                                                        --------------------------------           -------------------------------
dollars in millions, except per share amounts               2000                1999                   2000                1999
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $121                $270                   $736                $843
                                                            ====                ====                   ====                ====
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average common shares outstanding (000)     429,584             448,742                435,156             448,764
    Effect of dilutive common stock options (000)          2,388               4,144                  2,075               4,503
----------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and potential         431,972             452,886                437,231             453,267
        common shares outstanding (000)                  =======             =======                =======             =======
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Net income per common share                              $.28                $.60                  $1.69               $1.88
   Net income per common share - assuming dilution           .28                 .60                   1.68                1.86
----------------------------------------------------------------------------------------------------------------------------------



                        3. Acquisitions and Divestitures

Business acquisitions and divestitures that Key completed during 1999 and the first nine months of 2000 are summarized below.

ACQUISITIONS
------------

NEWPORT MORTGAGE COMPANY L.P.
On September 30, 2000, Key purchased certain net assets of Newport Mortgage Company, L.P., a commercial mortgage company headquartered in Dallas, Texas, for $22 million in cash. Goodwill of approximately $4 million was recorded and is being amortized using the straight-line method over a period of 10 years.

NATIONAL REALTY FUNDING L.C.
On January 31, 2000, Key purchased certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri, for $359 million in cash. Goodwill of approximately $10 million was recorded and is being amortized using the straight-line method over a period of 15 years.

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

                           4. Line of Business Results

Key's four major lines of business are Key Retail Banking, Key Specialty Finance, Key Corporate Capital and Key Capital Partners.

KEY RETAIL BANKING

Key Retail Banking delivers a complete line of branch-based financial products and services to small businesses and consumers. These products and services are delivered through 932 KeyCenters, a 24-hour telephone banking call center services group, 2,490 ATMs that access 13 different networks (resulting in one of the largest ATM networks in the United States) and a core team of relationship management professionals.

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

KEY CORPORATE CAPITAL

Key Corporate Capital offers a complete range of financing, transaction processing, corporate electronic commerce ("e-commerce") and financial advisory services to corporations nationwide, and operates one of the largest bank-affiliated equipment leasing companies in the world, with operations in the United States, Europe and Asia. Based on total transaction volume, Key Corporate Capital is also one of the leading cash management providers in the United States.

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

KEY CAPITAL PARTNERS

Key Capital Partners provides asset management, brokerage, investment banking, capital markets and insurance expertise. It also offers specialized services to high-net-worth clients through the wealth management and private banking businesses. This line of business generates a substantial amount of Key's fee income.

The table that spans pages 12 and 13 shows selected financial data for each major line of business for the three- and nine-month periods ended September 30, 2000 and 1999. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of Key's four major businesses. In accordance with these policies:

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


Three months ended September 30,                     Key Retail Banking        Key Specialty Finance          Key Corporate Capital
                                                     ------------------        ---------------------          ---------------------
dollars in millions                                    2000          1999          2000          1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)            $   313       $   292       $   131       $   128       $   268       $   248
Noninterest income                                       91            81             5            45            54            69
Revenue sharing (a)                                      19            16            --            --            33            26
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (b)                                       423           389           136           173           355           343
Provision for loan losses                                28            15            32            25            53            29
Depreciation and amortization expense                    35            38            13            15            16            16
Other noninterest expense                               179           186            64            69           128           119
Expense sharing (a)                                      13            14            --            --            21            17
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  (taxable equivalent)                                  168           136            27            64           137           162
Allocated income taxes and taxable equivalent
  adjustments                                            65            53            12            26            52            61
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $   103       $    83       $    15       $    38       $    85       $   101
                                                    =======       =======       =======       =======       =======       =======
Percent of consolidated net income                       85%           31%           12%           14%           70%           37%
Percent of total segments' net income                    49            34             7            16            40            42
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                               $11,026       $10,026       $15,081       $14,352       $31,648       $29,293
Total assets (b)                                     12,531        11,557        16,222        15,476        33,103        30,758
Deposits                                             35,528        33,096           164           145         3,071         2,853
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio (g)                                  53.92%        61.17%        56.48%        48.44%        46.23%        45.89%
-----------------------------------------------------------------------------------------------------------------------------------


Nine months ended September 30,                      Key Retail Banking        Key Specialty Finance          Key Corporate Capital
                                                     ------------------        ---------------------          ---------------------
dollars in millions                                    2000          1999          2000          1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)            $   910       $   885       $   384       $   396       $   787       $   731
Noninterest income                                      262           240            40           127           174           193
Revenue sharing (a)                                      55            52             1             1            97            83
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (b)                                     1,227         1,177           425           524         1,058         1,007
Provision for loan losses                                62            46            80            79           117            80
Depreciation and amortization expense                   107           114            39            45            48            45
Other noninterest expense                               536           569           199           202           380           366
Expense sharing (a)                                      42            44            --            --            61            53
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  (taxable equivalent)                                  480           404           107           198           452           463
Allocated income taxes and taxable
  equivalent adjustments                                186           156            46            79           174           175
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $   294        $  248       $    61       $   119       $   278       $   288
                                                    =======        ======       =======       =======       =======       =======
Percent of consolidated net income                       40%           29%            8%           14%           38%           34%
Percent of total segments' net income                    42            34             9            17            40            40
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                               $10,771       $ 9,747       $14,884       $14,436       $31,281       $28,581
Total assets (b)                                     12,286        11,287        16,073        15,547        32,857        29,965
Deposits                                             34,671        33,050           139           126         2,965         2,780
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio (g)                                  55.87%        61.87%        56.28%        47.20%        46.14%        46.65%
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

     During the third quarter of 1999, divested businesses added $20 million ($12 million after tax) to noninterest income and $50 million ($31 million after tax) to net interest income.

     For the first nine months of 2000, noninterest income includes a $332 million ($207 million after tax) gain from the January sale of Key's credit card business and $6 million ($3 million after tax) earned by divested businesses. For the first nine months of 1999, noninterest income includes gains totaling $163 million ($103 million after tax) from certain divestitures and $57 million ($36 million after tax) earned by divested businesses. These businesses also added $13 million ($8 million after tax) to net interest income in the first nine months of 2000 and $138 million ($87 million after tax) to net interest income in the same period last year.

(d) The provision for loan losses includes additional provisions of $27 million ($17 million after tax) and $121 million ($76 million after tax) recorded in the third and first quarters of 2000, respectively. The latter provision resulted from the implementation of an enhanced methodology for assessing credit risk, particularly in the commercial loan portfolio. In the first quarter of 1999,



 Key Capital Partners      Treasury and Other            Total Segments         Reconciling Items     KeyCorp Consolidated
----------------------    ---------------------     ----------------------      -------------------   --------------------
  2000           1999        2000        1999           2000        1999          2000        1999        2000        1999
--------------------------------------------------------------------------------------------------------------------------

$   55         $   47     $   (34)    $   (25)       $   733     $   690       $   (42)    $    19     $   691     $   709
   259            234          (1)         44            408         473            (3)         23         405         496
   (52)           (42)         --          --             --          --            --          --          --          --
--------------------------------------------------------------------------------------------------------------------------
   262            239         (35)         19          1,141       1,163           (45)(c)      42(c)    1,096       1,205
     3              1           1           1            117          71            14           7         131          78
    23             24           7           7             94         100             2          --          96         100
   201            207          26          31            598         612            93(e)       (4)(e)     691         608
   (34)           (31)         --          --             --          --            --          --          --          --
--------------------------------------------------------------------------------------------------------------------------

    69             38         (69)        (20)           332         380          (154)         39         178         419

    28             15         (37)        (17)           120         138           (63)         11          57         149
--------------------------------------------------------------------------------------------------------------------------
$   41         $   23     $   (32)    $    (3)       $   212     $   242       $   (91)     $   28     $   121     $   270
======         ======     =======     =======        =======     =======       =======      ======     =======     =======
    34%             9%        (26)%        (1)%          175%         90%          (75)%        10%        100%        100%
    19              9         (15)         (1)           100         100           N/A         N/A         N/A         N/A
--------------------------------------------------------------------------------------------------------------------------

$5,563         $4,429     $ 2,232     $ 2,710        $65,550     $60,810       $   227      $1,989     $65,777     $62,799
 9,574          8,282      10,889      11,475         82,319      77,548         1,786(f)    3,747(f)   84,105      81,295
 3,380          3,175       3,680       1,911         45,823      41,180            16       1,283      45,839      42,463
--------------------------------------------------------------------------------------------------------------------------

 72.79%         84.46%        N/M         N/M          60.65%      61.22%          N/M         N/M      58.38%       58.91%
--------------------------------------------------------------------------------------------------------------------------




 Key Capital Partners      Treasury and Other            Total Segments         Reconciling Items     KeyCorp Consolidated
----------------------    ---------------------     ----------------------      -------------------   ----------------------
  2000           1999        2000         1999          2000        1999           2000       1999        2000         1999
----------------------------------------------------------------------------------------------------------------------------

$  155         $  146     $   (85)    $    (66)      $ 2,151     $ 2,092       $   (102)    $   14     $ 2,049      $ 2,106
   782            717          86          121         1,344       1,398            342        245       1,686        1,643
  (153)          (136)         --           --            --          --             --         --          --           --
----------------------------------------------------------------------------------------------------------------------------
   784            727           1           55         3,495       3,490            240(c)     259(c)    3,735        3,749
     4              3           2            3           265         211            117(d)      54(d)      382          265
    70             71          21           19           285         294              2          4         287          298
   642            628          76           88         1,833       1,853             92(e)      34(e)    1,925        1,887
  (103)           (97)         --           --            --          --             --         --          --           --
----------------------------------------------------------------------------------------------------------------------------

   171            122         (98)         (55)        1,112       1,132             29        167       1,141        1,299

    70             51         (67)         (49)          409         412             (4)        44         405          456
----------------------------------------------------------------------------------------------------------------------------
$  101         $   71     $   (31)    $     (6)      $   703     $   720       $     33     $   123    $   736      $   843
======         ======     =======     ========       =======     =======       ========     =======    =======      =======
    14%             9%         (4)%         (1)%          96%         85%             4%         15%       100%         100%
    14             10          (5)          (1)          100         100            N/A         N/A        N/A          N/A
----------------------------------------------------------------------------------------------------------------------------

$5,266         $4,352     $ 2,339     $  2,933       $64,541     $60,049       $    335     $ 1,987    $64,876      $62,036
 9,543          8,111      11,022       11,665        81,781      76,575          1,787(f)    3,823(f)  83,568       80,398
 3,383          3,140       3,751        1,420        44,909      40,516             11       1,274     44,920       41,790
----------------------------------------------------------------------------------------------------------------------------

 77.59%         83.07%        N/M          N/M         60.60%      61.52%           N/M         N/M      60.31%       59.74%
 ----------------------------------------------------------------------------------------------------------------------------


     the provision includes an additional provision of $30 million ($19 million after tax) related to an enhancement of the allowance methodology pertaining to the credit card portfolio.

(e) Noninterest expense in the third quarter of 2000 includes $114 million ($72 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability. Noninterest expense for the third quarter of 1999 includes $7 million ($4 million after tax) of restructuring charges and $19 million ($12 million after tax) incurred by divested businesses. For the first nine months of 2000, noninterest expense includes $130 million ($82 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability and $7 million ($5 million after tax) incurred by divested businesses. For the first nine months of 1999, noninterest expense includes special contributions of $23 million ($15 million after tax) made to the charitable foundation that Key sponsors, $7 million ($4 million after tax) of restructuring charges, $27 million ($17 million after tax) of other nonrecurring charges and $57 million ($36 million after tax) incurred by divested businesses.

(f) Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

(g) This ratio, which measures the extent to which recurring revenues are absorbed by operating expenses, is calculated as follows: noninterest expense (excluding significant nonrecurring items) divided by the sum of taxable-equivalent net interest income and noninterest income (excluding significant nonrecurring items).

N/M = Not Meaningful

N/A = Not Applicable

                                  5. Securities

Key classifies its securities into three categories: trading, investment and available for sale.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($729 million, $768 million and $1.1 billion at September 30, 2000, December 31, 1999 and September 30, 1999, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "other income" on the income statement.

INVESTMENT SECURITIES. These include securities held to maturity and equity securities that do not have readily determinable fair values. Securities held to maturity are debt securities that Key has the intent and ability to hold until maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method.

SECURITIES AVAILABLE FOR SALE. These are debt and equity securities that Key has not classified as trading account securities or investment securities. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive income." Actual gains and losses on the sales of these securities are computed using the specific identification method and included in "net securities gains (losses)" on the income statement.

When Key retains an interest in securitized loans, Key bears the risk that the loans will be prepaid (which results in less interest income) or not paid at all. Key's retained interests (which include both certificated and uncertificated interests) are accounted for like debt securities that are classified as available for sale or as trading account securities.

The amortized cost, unrealized gains, losses and approximate fair value of Key's investment securities and securities available for sale were as follows:


                                                                         SEPTEMBER 30, 2000
                                                  -----------------------------------------------------------------
                                                                      GROSS              GROSS
                                                  AMORTIZED      UNREALIZED         UNREALIZED          FAIR
in millions                                            COST           GAINS             LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                $  364            $ 9               --           $  373
    Other securities                                    889             --               --              889
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                  $1,253            $ 9               --           $1,262
                                                     ======            ===                            ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations         $2,105             --               --           $2,105
    States and political subdivisions                    48             --               --               48
    Collateralized mortgage obligations               2,561            $12             $ 99            2,474
    Other mortgage-backed securities                  1,425              6               23            1,408
    Retained interests in securitizations               341             --               15              326
    Other securities                                    278             28                3              303
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale          $6,758            $46             $140           $6,664
                                                     ======            ===             ====           ======
-------------------------------------------------------------------------------------------------------------------


                                                                                DECEMBER 31, 1999
                                                    --------------------------------------------------------------------
                                                                             GROSS                GROSS
                                                    AMORTIZED           UNREALIZED           UNREALIZED             FAIR
in millions                                              COST                GAINS               LOSSES            VALUE
------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                  $  447                 $12                    --           $  459
    Other securities                                      539                  --                    --              539
------------------------------------------------------------------------------------------------------------------------
        Total investment securities                    $  986                 $12                    --           $  998
                                                       ======                 ===                                 ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations             $128                  --                   $ 1            $ 127
    States and political subdivisions                      53                  --                    --               53
    Collateralized mortgage obligations                 4,426                  --                   189            4,237
    Other mortgage-backed securities                    1,705                 $ 6                    33            1,678
    Retained interests in securitizations                 340                   3                    --              343
    Other securities                                      223                   4                    --              227
------------------------------------------------------------------------------------------------------------------------
        Total securities available for sale            $6,875                 $13                  $223           $6,665
                                                       ======                 ===                  ====           ======
------------------------------------------------------------------------------------------------------------------------



                                                                                SEPTEMBER 30, 1999
                                                    --------------------------------------------------------------------
                                                                             GROSS                GROSS
                                                    AMORTIZED           UNREALIZED           UNREALIZED             FAIR
in millions                                              COST                GAINS               LOSSES            VALUE
------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                  $  490                 $16                    --           $  506
    Other securities                                      499                  --                    --              499
------------------------------------------------------------------------------------------------------------------------
        Total investment securities                    $  989                 $16                    --           $1,005
                                                       ======                 ===                                 ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations           $  128                 $ 1                  $  1           $  128
    States and political subdivisions                      61                   1                     1               61
    Collateralized mortgage obligations                 4,240                   1                   157            4,084
    Other mortgage-backed securities                    1,772                   9                    29            1,752
    Retained interests in securitizations                 365                  --                    14              351
    Other securities                                      184                   8                     1              191
------------------------------------------------------------------------------------------------------------------------
        Total securities available for sale            $6,750                 $20                  $203           $6,567
                                                       ======                 ===                  ====           ======
------------------------------------------------------------------------------------------------------------------------

                                    6. Loans

Key's loans by category are summarized as follows:


                                               SEPTEMBER 30,           DECEMBER 31,         SEPTEMBER 30,
in millions                                            2000                   1999                  1999
-------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $19,884                $18,497               $18,275
Real estate -- commercial mortgage                    6,900                  6,836                 6,831
Real estate -- construction                           5,019                  4,528                 4,298
Commercial lease financing                            7,011                  6,665                 6,399
-------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                       38,814                 36,526                35,803
Real estate -- residential mortgage                   4,264                  4,333                 4,331
Home equity                                           9,344                  7,602                 7,502
Consumer -- direct                                    2,633                  2,565                 2,566
Consumer -- indirect lease financing                  3,035                  3,195                 3,107
Consumer -- indirect other                            5,891                  6,398                 6,488
-------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                         25,167                 24,093                23,994
Real estate -- commercial mortgage                      588                    146                   152
Real estate -- residential mortgage                      54                     48                    58
Home equity                                              --                    371                   153
Credit card                                              --                  1,362                 1,299
Education                                             1,676                  1,676                 1,722
-------------------------------------------------------------------------------------------------------------------------
        Total loans held for sale                     2,318                  3,603                 3,384
-------------------------------------------------------------------------------------------------------------------------
        Total loans                                 $66,299                $64,222               $63,181
                                                    =======                =======               =======
-------------------------------------------------------------------------------------------------------------------------

Key uses portfolio interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about the notional amount, fair value, and weighted average rate of such swaps at September 30, 2000, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 21.

Changes in the allowance for loan losses are summarized as follows:


                                        THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------          --------------------------------
in millions                                2000                 1999                 2000                 1999
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period           $  979                $ 930                $ 930                $ 900
Charge-offs                                (129)                (102)                (387)                (314)
Recoveries                                   25                   24                   81                   79
------------------------------------------------------------------------------------------------------------------
        Net charge-offs                    (104)                 (78)                (306)                (235)
Allowance related to loans sold              (5)                  --                   (5)                  --
Provision for loan losses                   131                   78                  382                  265
------------------------------------------------------------------------------------------------------------------
        Balance at end of period         $1,001                $ 930               $1,001                 $930
                                         ======                =====               ======                 ====
------------------------------------------------------------------------------------------------------------------

                7. Impaired Loans and Other Nonperforming Assets

At September 30, 2000, impaired loans totaled $305 million. This amount includes $206 million of impaired loans with a specifically allocated allowance for loan losses of $83 million and $99 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 1999, impaired loans totaled $246 million; $153 million of those loans had a specifically allocated allowance of $63 million and $93 million were carried at their estimated fair value. The average investment in impaired loans for the third quarter of 2000 and 1999 was $291 million and $204 million, respectively.

Nonperforming assets were as follows:


                                              SEPTEMBER 30,           DECEMBER 31,             SEPTEMBER 30,
in millions                                            2000                   1999                      1999
-------------------------------------------------------------------------------------------------------------
Impaired loans                                         $305                   $246                      $219
Other nonaccrual loans                                  287                    201                       193
-------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                          592                    447                       412
OREO                                                     26                     27                        32
Allowance for OREO losses                                (1)                    (3)                       (8)
-------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                              25                     24                        24
Other nonperforming assets                               --                      2                         4
-------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                        $617                   $473                       $440
                                                       ====                   ====                       ====
-------------------------------------------------------------------------------------------------------------

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

The amounts presented in the above table at September 30, 1999, have been restated from those previously reported. This restatement reflects a reclassification of certain loans from those reported as 90 days past due and still accruing to those reported as nonaccrual. The reclassified loans are predominantly home equity loans held by Key Home Equity Services, a division of Key Bank USA, National Association that acts as a third-party purchaser of home equity loans. Although these loans had not been properly categorized as nonaccrual in Key's internal reporting system, the accrual of interest on the balances had, in fact, ceased. Therefore, the restatement had no impact on Key's earnings.

                                8. LONG-TERM DEBT


The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:


                                                           SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
dollars in millions                                                2000               1999                1999
---------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005 (a)                     $ 303            $  396              $   401
Subordinated medium-term notes due through 2005 (a)                 103               133                  133
7.50%    Subordinated notes due 2006 (b)                            250               250                  250
6.75%    Subordinated notes due 2006 (b)                            200               200                  200
8.125%   Subordinated notes due 2002 (b)                            199               199                  199
8.00%    Subordinated notes due 2004 (b)                            125               125                  125
8.404%   Notes due through 2001                                      13                24                   24
All other long-term debt (h)                                          1                 4                    4
---------------------------------------------------------------------------------------------------------------
          Total parent company (i)                                1,194             1,331                1,336

Senior medium-term bank notes due through 2039 (c)                6,389             9,396                9,394
Senior euro medium-term bank notes due through 2007 (d)           3,466             2,413                2,383
6.50%    Subordinated remarketable securities due 2027 (e)          312               312                  313
6.95%    Subordinated notes due 2028 (e)                            300               300                  300
7.125%   Subordinated notes due 2006 (e)                            250               250                  250
7.25%    Subordinated notes due 2005 (e)                            200               200                  200
6.75%    Subordinated notes due 2003 (e)                            200               200                  200
7.50%    Subordinated notes due 2008 (e)                            165               165                  165
7.30%    Subordinated notes due 2011 (e)                            107               107                  107
7.85%    Subordinated notes due 2002 (e)                             93                93                   93
7.55%    Subordinated notes due 2006 (e)                             75                75                   75
7.375%   Subordinated notes due 2008 (e)                             70                70                   70
Lease financing debt due through 2006 (f)                           588               613                  580
Federal Home Loan Bank advances due through 2030 (g)                249               242                  241
All other long-term debt (h)                                        142               114                  108
---------------------------------------------------------------------------------------------------------------
          Total subsidiaries                                     12,606            14,550               14,479
---------------------------------------------------------------------------------------------------------------
                  Total long-term debt                          $13,800           $15,881              $15,815
                                                                =======           =======              =======
---------------------------------------------------------------------------------------------------------------


Key uses portfolio interest rate swaps and caps to manage interest rate risk; these instruments modify the repricing and maturity characteristics of certain long-term debt. For more information about the notional amount, fair value and weighted average rate of such financial instruments at September 30, 2000, see
Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 21.

(a) At September 30, 2000, December 31, 1999 and September 30,1999, the senior medium-term notes had weighted average interest rates of 6.77%, 6.83% and 6.54%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.32%, 7.09% and 7.09% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) The 7.50%, 6.75%, 8.125%, and 8.00% subordinated notes may not be redeemed or prepaid prior to maturity.

(c) At September 30, 2000, December 31,1999 and September 30, 1999, senior medium-term bank notes of subsidiaries had weighted average interest rates of 6.68%, 5.98% and 5.48%, respectively. These notes had a combination of fixed and floating interest rates.

(d) At September 30, 2000, December 31, 1999 and September 30, 1999, senior euro medium-term notes had weighted average interest rates of 6.88%, 6.26%, and 5.56%, respectively. These notes, which are obligations of KeyBank National Association, had fixed and floating interest rates based on the three-month London Interbank Offered Rate (known as "LIBOR").

(e) The subordinated notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. These notes may not be redeemed prior to their maturity dates.

(f) At September 30, 2000, December 31, 1999 and September 30, 1999, lease financing debt had weighted average interest rates of 7.78%, 7.64% and 6.70%, respectively. This category of debt primarily comprises nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type leases.

(g) At September 30, 2000, December 31, 1999 and September 30, 1999, long-term advances from the Federal Home Loan Bank had weighted average interest rates of 6.56%, 6.27% and 5.43% respectively. These advances, which had a combination of fixed and floating interest rates, were secured by $374 million, $363 million, and $361 million of real estate loans and securities at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

(h) Other long-term debt, comprising industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 7.84%, 6.76%, and 7.01% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

(i) At September 30, 2000, unused capacity under KeyCorp's shelf registration totaled $412 million, all of which is reserved for future issuance of medium-term notes.

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

The capital securities, common securities and related debentures are summarized as follows:


                                                                                PRINCIPAL      INTEREST RATE           MATURITY
                                           CAPITAL                              AMOUNT OF         OF CAPITAL         OF CAPITAL
                                        SECURITIES,             COMMON         DEBENTURES,    SECURITIES AND     SECURITIES AND
dollars in millions                NET OF DISCOUNT(a)       SECURITIES    NET OF DISCOUNT(b)      DEBENTURES(c)      DEBENTURES
-------------------------------------------------------------------------------------------------------------------------------
September 30, 2000
  KeyCorp Institutional Capital A           $  350                $11             $  361               7.826%              2026
  KeyCorp Institutional Capital B              150                  4                154               8.250               2026
  KeyCorp Capital I                            247                  8                255               7.519               2028
  KeyCorp Capital II                           247                  8                255               6.875               2029
  KeyCorp Capital III                          249                  8                257               7.750               2029
-------------------------------------------------------------------------------------------------------------------------------
     Total                                  $1,243                $39             $1,282               7.612%                --
                                            ======                ===             ======
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                           $1,243                $39             $1,282               7.473%                --
                                            ======                ===             ======
-------------------------------------------------------------------------------------------------------------------------------
September 30, 1999                          $1,243                $39             $1,282               7.328%                --
                                            ======                ===             ======
-------------------------------------------------------------------------------------------------------------------------------

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

(c) The interest rates for Capital A, Capital B, Capital II, and Capital III are fixed. Capital I has a floating interest rate (which reprices quarterly) equal to three-month LIBOR plus 74 basis points. The rates shown as the total at September 30, 2000, December 31, 1999, and September 30, 1999, are weighted average rates.

                           10. Restructuring Charges

During 1999 and the first nine months of 2000, KeyCorp recorded net restructuring charges of $98 million ($62 million after tax) and $111 million ($70 million after tax), respectively, in connection with a three-year "competitiveness initiative" undertaken last November to improve Key's operating efficiency and profitability.

In the first phase of the initiative, the primary strategic actions taken include the outsourcing of certain technology and other corporate support functions, the consolidation of sites in a number of Key's businesses and a reduction in the number of management layers.

During the third quarter of 2000, KeyCorp recorded restructuring charges of $102 million ($64 million after tax) in connection with the second and final phase of this initiative. The final phase will focus on:

- simplifying Key's business structure by consolidating 22 business lines into 12;

-     streamlining and automating business operations and processes;

-     standardizing product offerings and internal processes;

-     consolidating operating facilities and service centers; and

-     outsourcing certain noncore activities.

As a result of the competitiveness initiative, we expect to significantly reduce Key's workforce with reductions occurring at all levels throughout the organization. At September 30, 2000, over 2,100 positions had been eliminated. In the second phase of the initiative, we expect to reduce our workforce by approximately 2,300 additional positions over the next 15 months.

Changes in the restructuring charge liability associated with the above actions are as follows:


                        DECEMBER 31,    RESTRUCTURING        CASH     SEPTEMBER 30,
in millions                    1999           CHARGES    PAYMENTS             2000
------------------------------------------------------------------------------------
Severance                       $60           $ 56           $37              $ 79
Site consolidations              24             51            14                61
Equipment and other               7              4             6                 5
------------------------------------------------------------------------------------
        Total                   $91           $111           $57              $145
                                ===           ====           ===              ====
------------------------------------------------------------------------------------


During the first quarter of 2000, KeyCorp also recorded a $2 million ($1 million after tax) credit to restructuring charges in connection with separate actions initiated during the fourth quarter of 1996 to complete Key's transformation to a nationwide bank-based financial services company. The credit was taken to reduce the remaining liability associated with branch consolidations, since favorable market conditions resulted in lower costs to consolidate these branches than originally expected. At September 30, 2000, the remaining liability associated with this initiative was approximately $1 million.

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

                                                             SEPTEMBER 30,           DECEMBER 31,           SEPTEMBER 30,
in millions                                                           2000                   1999                    1999
-------------------------------------------------------------------------------------------------------------------------
Loan commitments:
     Credit card lines                                                   -                 $7,108                  $6,776
     Home equity                                                    $4,616                  4,560                   4,630
     Commercial real estate and construction                         2,019                  1,842                   1,778
     Commercial and other                                           24,835                 22,023                  21,979
-------------------------------------------------------------------------------------------------------------------------
         Total loan commitments                                     31,470                 35,533                  35,163

Other commitments:
     Standby letters of credit                                       1,932                  1,987                   1,870
     Commercial letters of credit                                      128                    120                     155
     Loans sold with recourse                                            -                     16                      17
-------------------------------------------------------------------------------------------------------------------------
         Total loan and other commitments                          $33,530                $37,656                 $37,205
                                                                   =======                =======                 =======
-------------------------------------------------------------------------------------------------------------------------

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

The following table summarizes the features of the various types of portfolio swaps and caps that Key held at September 30, 2000.

                                                                         SEPTEMBER 30, 2000                        DECEMBER 31, 1999
                                                     -----------------------------------------------------------   -----------------
                                                                                     WEIGHTED AVERAGE RATE
                                                   NOTIONAL    FAIR   MATURITY  --------------------------------   NOTIONAL   FAIR
dollars in millions                                  AMOUNT   VALUE     (YEARS)  RECEIVE     PAY        STRIKE      AMOUNT    VALUE
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
  Received fixed/pay variable-indexed amortizing(a) $    48       -        1.1      7.98 %  6.74 %       N/A       $   104   $  1
  Receive fixed/pay variable-conventional             4,413   $ (67)       6.7      6.64    6.77         N/A         5,962   (135)
  Pay fixed/receive variable-conventional             6,155      34        3.8      6.71    6.40         N/A         5,545    105
  Pay fixed/receive variable-forward starting            13       -       10.0      6.62    6.85         N/A           278      -
  Basis swaps                                         5,571    (126)       1.9      6.60    6.73         N/A         6,783    (20)
------------------------------------------------------------------------------------------------------------------------------------
      Total                                          16,200    (159)         -      6.64 %  6.60 %        -         18,672    (49)
Interest rate caps and collars:
  Caps purchased - one- to three-month LIBOR-based      350       3         .9       N/A     N/A        5.67%        2,000      7
  Collar - one- to three-month LIBOR-based              250       -         .3       N/A     N/A    4.75 and 6.50      250      -
------------------------------------------------------------------------------------------------------------------------------------
      Total                                             600       3          -         -       -          -          2,250      7
------------------------------------------------------------------------------------------------------------------------------------
      Total                                         $16,800   $(156)         -         -       -          -        $20,922   $(42)
                                                    =======   ======                                               =======   =====
------------------------------------------------------------------------------------------------------------------------------------

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

- INDEXED AMORTIZING SWAP CONTRACTS differ from conventional swaps because the notional amount of an indexed amortizing swap contract remains constant for a specified period of time. Then, based upon the level of an index at agreed-upon dates, one of three events will occur: the swap contract will mature, the notional amount will begin to amortize or the swap will continue in effect until it matures. At September 30, 2000, Key was party to $48 million of indexed amortizing swaps that used a LIBOR index.

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

CREDIT RISK. Swaps and caps present credit risk because the counterparty may not meet the terms of the contract. This risk is measured as the cost of replacing contracts - at current market rates - that have generated unrealized gains. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

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

At September 30, 2000, Key had 35 different counterparties to portfolio swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $160 million to 19 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $28 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $65 million. Based on management's assessment as of September 30, 2000, all counterparties were expected to meet their obligations.

ACCOUNTING TREATMENT AND VALUATION. Management estimated the aggregate fair value of interest rate swaps at a negative $159 million at September 30, 2000. Fair value in this case represents an estimate of the unrealized loss that would be recognized if the swap portfolio, but not the assets or liabilities being managed, were to be liquidated at that date. However, because these swaps qualify for hedge accounting treatment, their estimated negative fair values should be substantially offset by the unrecognized positive fair values of the assets and liabilities whose risk characteristics they are being used to modify. Management arrived at this estimate by using discounted cash flow models, which predict interest rates using the applicable forward yield curve.

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

During the first nine months of 2000, swaps with a notional amount of $2.8 billion were terminated, resulting in a net deferred loss of $3 million. During the same period last year, swaps with a notional amount of $3.2 billion were terminated, resulting in a net deferred gain of $12 million. At September 30,

2000, Key had a cumulative net deferred swap gain of $14 million with a weighted average life of 4.1 years related to the management of debt, and a cumulative net deferred gain of $3 million with a weighted average life of 7.5 years related to the management of loans.

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

CREDIT RISK. At September 30, 2000, credit exposure from financial instruments held or issued for trading purposes was limited to the aggregate fair value of each contract with a positive fair value, or $518 million. Key manages credit risk by contracting only with counterparties with high credit ratings, continuously monitoring counterparties' performance, and entering into master netting agreements when possible.

The following table shows trading income recognized on interest rate, foreign exchange forward, and option and futures contracts.



                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
in millions                                           2000              1999
-----------------------------------------------------------------------------
Interest rate contracts                                $21               $28
Foreign exchange forward contracts                      27                21
Option and futures contracts                             2                 5
-----------------------------------------------------------------------------

The table on page 25 summarizes the notional amount and fair value of derivative financial instruments held or issued for trading purposes at September 30, 2000, and on average for the nine-month period then ended. The interest rate swaps and caps related to securitization positions were executed in connection with the residual interests retained when Key securitized certain home equity and education loans. The positive fair values represent assets and the negative fair values represent liabilities.

The $27.5 billion notional amount of client interest rate swaps presented in the table includes $12.6 billion of client swaps that receive a fixed rate and pay a variable rate, $10 billion of client swaps that pay a fixed rate and receive a variable rate, and $4.9 billion of basis swaps. As of September 30, 2000, the client swaps had an average expected life of 5.3 years, carried a weighted average rate received of 6.62%, and had a weighted average rate paid of 6.65%.

                                                             SEPTEMBER 30, 2000               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                       ---------------------------------    ---------------------------------------
                                                           NOTIONAL                FAIR                 AVERAGE          AVERAGE
in millions                                                  AMOUNT               VALUE         NOTIONAL AMOUNT       FAIR VALUE
---------------------------------------------------------------------------------------------------------------------------------
Interest rate contracts - client positions:
     Swap assets                                            $14,193                $339                 $12,543             $401
     Swap liabilities                                        13,323                (169)                 12,981             (271)
     Caps and floors purchased                                  773                   5                     701                5
     Caps and floors sold                                       813                  (5)                    784               (6)
     Futures purchased                                          754                   -                     465                -
     Futures sold                                            11,145                  (8)                  9,218                6

Interest rate contracts - securitization positions:
     Swap assets                                             $1,130                 $29                  $1,083              $27
     Caps purchased                                           1,079                  57                   1,068               57
     Caps sold                                                2,574                 (57)                  2,163              (57)

Foreign exchange forward contracts:
     Assets                                                  $1,383                 $70                  $1,695              $66
     Liabilities                                              1,464                 (64)                  1,624              (58)

Option contracts:
     Options purchased                                       $2,758                 $18                  $1,678              $16
     Options sold                                             3,092                 (14)                  2,455              (13)

-----------------------------------------------------------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 2000 and 1999, and the related condensed consolidated statements of income for the three- and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
October 12, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2000 and 1999. Some tables may cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 25.

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

- CORE FINANCIAL RESULTS exclude the effects of significant nonrecurring items such as gains from divestitures and restructuring charges.

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

- For regulatory purposes, capital is divided into several classes. Federal regulations prescribe that at least half of a bank or bank holding company's TOTAL RISK-ADJUSTED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends" which begins on page 57.

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

- If the economy or segments of the economy slow, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

- The stock and bond markets could suffer a disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

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

HIGHLIGHTS OF KEY'S PERFORMANCE
-------------------------------

FINANCIAL PERFORMANCE

Some of the highlights of Key's core financial performance for the third quarter and first nine months of 2000 are discussed below.

- Core income was $245 million, or $.57 per common share, compared with $266 million, or $.59 per common share, for the third quarter of 1999. For the first nine months of the year, Key's core net income was $737 million, or $1.69 per common share, compared with $787 million, or $1.74 reported for the same period last year.

- Key's core return on average equity was 14.97% and 16.81% for the third quarter of 2000 and 1999, respectively. For the first nine months of the year, Key's core return on average equity was 15.15%, down from 17.00% for the first nine months of 1999.

- Key's third quarter core return on average total assets was 1.16% compared with 1.30% for the third quarter of 1999. For the first nine months of the year, Key's core return on average total assets was 1.18%, down from 1.31% for the comparable period in 1999.

In both the current and prior year, Key's financial results have been affected by various nonrecurring items. The most significant of these items and their impact on both earnings and primary financial ratios are summarized in Figure 1. Each of these items is discussed in greater detail elsewhere in this report.

                    FIGURE 1. SIGNIFICANT NONRECURRING ITEMS


                                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------    -------------------------------
dollars in millions, except per share amounts                       2000              1999               2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Net income as reported                                              $121              $270              $ 736              $843
Nonrecurring items (net of tax):
      Gain from sale of credit card portfolio                          -                 -               (207)                -
      Additional provisions for loan losses                           17                 -                 93                19
      Restructuring and other special charges                         71                 4                 80                 4
      Net losses from investment portfolio reconfiguration            32                 -                 32                 -
      Gain from sale of Electronic Payment Services, Inc.              -                 -                  -               (85)
      Gain from sale of Compaq Capital Europe LLC and
         Compaq Capital Asia Pacific LLC                               -                (8)                 -                (8)
      Gains from sale of Key Merchant Services, LLC                    -                 -                  -                (9)
      Gain from sale of Concord EFS, Inc. common stock                 -                 -                  -                (9)
      Other nonrecurring items                                         4                 -                  3                32
--------------------------------------------------------------------------------------------------------------------------------
Net income - core                                                   $245              $266              $ 737              $787
                                                                    ====              ====              =====              ====
Net income per diluted common share                                 $.28              $.60              $1.68             $1.86
Net income per diluted common share - core                           .57               .59               1.69              1.74
Return on average total assets                                       .57 %            1.32 %             1.18 %            1.40   %
Return on average total assets - core                               1.16              1.30               1.18              1.31
Return on average equity                                            7.39             17.06              15.12             18.21
Return on average equity - core                                    14.97             16.81              15.15             17.00
--------------------------------------------------------------------------------------------------------------------------------

The decline in Key's core net income from the respective 1999 periods is due in part to the short-term effects of actions that have been taken over the past year to support the generation of consistent longer-term growth. These actions include the October 1999 sale of Key's Long Island district branches and the January 2000 sale of Key's credit card business. The decline in core earnings also reflects the impact of our decision to de-emphasize the securitization and sale of home equity loans originated by our home equity finance affiliate. By retaining these loans on the balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of the credit card business.

Management estimates that after excluding earnings from the divested businesses and net gains from the securitization and sale of home equity loans, Key's third quarter core net income of $245 million, or $.57 per common share, was up 10% on a per share basis from adjusted core earnings of $234 million, or $.52, in the third quarter of 1999. Adjusting for the same items, earnings for the first nine months of 2000 were $728 million, or $1.67 per common share, compared with $696 million, or $1.54, for the comparable period last year. The primary factors contributing to the change in Key's revenue and expense components relative to the third quarter and first nine months of 1999 are reviewed in detail in the remainder of this discussion.

Figure 2 summarizes Key's financial performance on a reported basis for each of the past five quarters and the first nine months of 2000 and 1999.

                        FIGURE 2. SELECTED FINANCIAL DATA

                                                            2000                      1999          NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------  ---------------------  -------------------------------
dollars in millions, except per share amounts     THIRD    SECOND     FIRST    FOURTH      THIRD            2000       1999
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                  $1,596    $1,540    $1,489    $1,489     $1,433          $4,625    $4,206
Interest expense                                    912       867       818       784        733           2,597     2,124
Net interest income                                 684       673       671       705        700           2,028     2,082
Provision for loan losses                           131        68       183        83         78             382       265
Noninterest income                                  405       475       806       672        496           1,686     1,643
Noninterest expense                                 787       698       727       885        708           2,212     2,185
Income before income taxes                          171       382       567       409        410           1,120     1,275
Net income                                          121       248       367       264        270             736       843
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                        $ .28     $ .57     $ .83     $ .59      $ .60          $ 1.69    $ 1.88
Net income-assuming dilution                        .28       .57       .83       .59        .60            1.68      1.86
Cash dividends                                      .28       .28       .28       .26        .26             .84       .78
Book value at period end                          15.26     15.09     14.84     14.41      14.25           15.26     14.25
Market price:
      High                                        27.06     23.00     22.25     29.75      33.50           27.06     38.13
      Low                                         17.50     17.00     15.56     21.00      25.19           15.56     25.19
      Close                                       25.31     17.63     19.00     22.13      25.81           25.31     25.81
Weighted average common shares (000)            429,584   434,112   441,834   446,402    448,742         435,156   448,764
Weighted average common shares and
     potential common shares (000)              431,972   436,022   443,757   449,678    452,886         437,231   453,267
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                           $66,299   $65,612   $64,064   $64,222    $63,181          66,299   $63,181
Earning assets                                   75,786    74,748    73,953    73,733     72,831          75,786    72,831
Total assets                                     85,500    84,719    83,504    83,395     82,577          85,500    82,577
Deposits                                         47,809    49,076    46,036    43,233     43,466          47,809    43,466
Long-term debt                                   13,800    14,097    14,784    15,881     15,815          13,800    15,815
Shareholders' equity                              6,520     6,507     6,493     6,389      6,397           6,520     6,397
Full-time equivalent employees                   22,457    23,005    23,474    24,568     25,523          22,457    25,523
Branches                                            932       938       937       936        963             932       963
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                      .57%     1.20%     1.77%     1.27%      1.32%           1.18%     1.40%
Return on average equity                           7.39     15.40     22.68     16.18      17.06           15.12     18.21
Efficiency(a)                                     58.38     60.26     62.27     59.23      58.91           60.31     59.74
Overhead(b)                                       30.68     32.50     35.75     30.39      31.03           32.96     31.91
Net interest margin (taxable equivalent)           3.68      3.68      3.68      3.88       3.92            3.68      3.95
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                   7.63%     7.68%     7.78%     7.66%      7.75%           7.63%     7.75%
Tangible equity to tangible assets                 6.10      6.12      6.16      6.03       6.06            6.10      6.06
Tier 1 risk-adjusted capital                       7.59      7.88      7.98      7.68       7.84            7.59      7.84
Total risk-adjusted capital                       11.34     11.74     12.04     11.66      11.94           11.34     11.94
Leverage                                           7.76      7.90      7.89      7.77       7.85            7.76      7.85
-----------------------------------------------------------------------------------------------------------------------------------

Key has completed several acquisitions and divestitures during the periods shown in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestitures") beginning on page 8 has specific information about the acquisitions and divestitures that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

(a) This ratio measures the extent to which recurring revenues are absorbed by operating expenses and is calculated as follows: noninterest expense (excluding significant nonrecurring items) DIVIDED BY the sum of taxable-equivalent net interest income and noninterest income (excluding significant nonrecurring items).

(b) This ratio is the difference between noninterest expense (excluding significant nonrecurring items) and noninterest income (excluding significant nonrecurring items) DIVIDED BY taxable-equivalent net interest income.

CORPORATE STRATEGY

Key's corporate strategy encompasses an ongoing review of business lines to identify opportunities to generate higher earnings growth by deploying capital from low-growth to high-growth businesses. We continue to focus on acquiring or growing businesses that we believe are capable of achieving double-digit earnings growth rates and selling portfolios and business units that have low anticipated growth rates or do not have a competitive advantage or significant market share.

This long-standing strategy was supplemented in the fourth quarter of 1999 by a new three-year competitiveness initiative to improve profitability by reducing the costs of doing business, sharpening the focus on the most profitable growth businesses and enhancing revenues.

Key's corporate strategy also reflects the growing importance of the Internet and related information technologies to the daily activities of people, companies, and other institutions. As such, the strategy calls for the continual and thoughtful application of such technologies to enhance Key's product and service offerings and to streamline its internal business practices.

PRINCIPAL STRATEGIC ACTIONS DURING THE FIRST NINE MONTHS OF 2000

On January 31, Key sold its $1.3 billion credit card portfolio as part of an overall effort to direct financial resources and free up capital to support faster growing businesses, such as the home equity business. The small size of the credit card portfolio in relation to those of competitors did not provide the scale necessary to allow Key to compete effectively in credit card lending. The sale of the credit card portfolio is described in Note 3 (Acquisitions and Divestitures) which begins on page 8.

In addition, throughout the year Key has continued to take actions, including investing in high growth businesses, to increase the potential for additional growth in fee income:

- during the first quarter, we launched a retirement services campaign and introduced an e-commerce program for our middle market corporate clients. We also announced the acquisition of certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri. Through this acquisition we expect to expand our capabilities in originating and servicing loans in the commercial real estate market. In the second quarter this was demonstrated by Key's participation in the securitization and non-recourse sale of $816 million of commercial mortgage loans, including Key loans totaling $483 million. Key remains the primary servicer for all of its loans sold in the transaction;

- during the second quarter we announced our intent to form a strategic alliance that will enhance and expand the trade products and services that Key offers to its international clients. Under this alliance, ABN AMRO, the world's sixth-largest bank, will process international trade transactions for Key's clients through a variety of channels, including the Internet. The completion of the alliance is expected to occur by the end of the first quarter of 2001;

- during the third quarter, we acquired certain net assets of Newport Mortgage Company, L.P., a commercial mortgage company headquartered in Dallas, Texas. Through this acquisition we expect to expand the breadth of our lending capabilities. We also reached an agreement with InsLogic, a leader in online insurance services, which will allow us to offer various insurance products and services on the Key web site sometime during the fourth quarter. Finally, we entered into an agreement with MasterCard International to provide MasterCard-branded debit card processing services to other financial institutions that have limited or no access to an ATM network; and

- early in the fourth quarter, we announced that our corporate e-commerce program, which allows our middle market clients to buy and sell products online, has moved from its pilot phase to a fully-functioning operation.

During the third quarter, we entered the second and final phase of our three-year competitiveness initiative. Key now expects that annual savings of approximately $360 million will be achieved from the overall initiative when actions are fully implemented by the end of 2002. In the initial phase, which began last November, Key reduced its operating expenses by approximately $100 million as a result of efforts to outsource certain nonstrategic support functions, consolidate sites in a number of our businesses and reduce management layers. The final phase will focus on:

- simplifying Key's business structure by consolidating 22 business lines into 12;

-    streamlining and automating business operations and processes;

-    standardizing product offerings and internal processes;

-    consolidating operating facilities and service centers; and

-    outsourcing certain noncore activities.

In the final phase, we expect to reduce Key's workforce by approximately 2,300 positions over the next 15 months. This will bring workforce reductions to well above 4,000 positions for both phases of the initiative. In connection with the competitiveness initiative we recorded an additional net $130 million of restructuring and other special charges during the first nine months of 2000 ($114 million during the third quarter), bringing the cumulative charges recorded for this initiative to a net $282 million. The section entitled "Noninterest expense," which begins on page 47, and Note 10 ("Restructuring Charges"), which begins on page 20, provide more information about Key's restructuring charges.

CASH BASIS FINANCIAL DATA
-------------------------

The selected financial data presented in Figure 3 highlight Key's performance on a cash basis for each of the past five quarters and the first nine months of 2000 and 1999. We provide cash basis financial data because we believe it offers a useful tool for measuring Key's ability to support future growth, evaluating liquidity and determining Key's ability to pay dividends and repurchase shares.

"Cash basis" accounting can mean different things. When we apply "cash basis" accounting, the only adjustments that we make to get from the information in Figure 2 (which is presented on an accrual basis) to the comparable line items in Figure 3 are to exclude goodwill and other intangibles that do not qualify as Tier 1 capital, and to exclude the amortization of those assets. Figure 3 does not exclude the impact of other noncash items (such as depreciation and deferred taxes) and significant nonrecurring items.

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

This is the only section of this Financial Review that discusses Key's financial results on a cash basis.

                  FIGURE 3. CASH BASIS SELECTED FINANCIAL DATA

                                                                                                                NINE MONTHS ENDED
                                                                  2000                         1999               SEPTEMBER 30,
                                                     ------------------------------    -------------------    --------------------
dollars in millions, except per share amounts          THIRD    SECOND      FIRST       FOURTH      THIRD         2000        1999
------------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                     $763      $672       $702         $860       $684       $2,137     $2,108
Income before income taxes                               195       408        592          434        434        1,195      1,352
Net income                                               143       271        390          287        291          804        912
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                              $.33      $.62       $.88         $.64       $.65        $1.85      $2.03
Net income - assuming dilution                           .33       .62        .88          .64        .64         1.84       2.01
Weighted average common shares (000)                 429,584   434,112    441,834      446,402    448,742      435,156    448,764
Weighted average common shares and potential
      common shares (000)                            431,972   436,022    443,757      449,678    452,886      437,231    453,267
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                           .69 %    1.33 %     1.92 %       1.40 %     1.45 %       1.31 %     1.55 %
Return on average equity                               11.12     21.56      30.97        22.64      24.13        21.15      26.01
Efficiency(a)                                          56.30     58.01      60.10        57.18      56.89        58.14      57.58
------------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NON-QUALIFYING INTANGIBLES
Goodwill average balance                              $1,346    $1,370     $1,386       $1,402     $1,429       $1,367     $1,431
Non-qualifying intangibles average balance                50        54         58           62         66           54         70
Goodwill amortization (after tax)                         20        21         20           20         20           61         61
Non-qualifying intangibles amortization (after tax)        2         2          3            3          1            7          8
------------------------------------------------------------------------------------------------------------------------------------

Key has completed several acquisitions and divestitures during the periods presented in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestitures") beginning on page 8 has specific information about the acquisitions and divestitures that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

(a) This ratio measures the extent to which recurring revenues are absorbed by operating expenses and is calculated as follows: noninterest expense (excluding significant nonrecurring items and the amortization of goodwill and non-qualifying intangibles) DIVIDED BY the sum of taxable-equivalent net interest income and noninterest income (excluding significant nonrecurring items).

LINE OF BUSINESS RESULTS
------------------------

Key has four primary lines of business:

KEY RETAIL BANKING offers branch-based financial products and services to small businesses and consumers.

KEY SPECIALTY FINANCE offers non-branch-based consumer loan products, such as education loans, home equity loans, automobile loans and leases, and marine and recreational vehicle loans.

KEY CORPORATE CAPITAL offers financing, transaction processing, e-commerce, financial advisory, equipment leasing and a number of other specialized services.

KEY CAPITAL PARTNERS offers asset management, brokerage, investment banking, capital markets, and insurance products and services. It also provides specialized services to high-net-worth clients through the wealth management and private banking businesses.

This section summarizes the financial performance of each line of business and its most recent strategic developments. To better understand the discussion below concerning each line of business, see Note 4 ("Line of Business Results"), which begins on page 10 and describes the activities and financial results of each line of business in greater detail.

Figure 4 shows Key's net income (loss) by line of business for the three- and nine-month periods ended September 30, 2000 and 1999.

                 FIGURE 4. NET INCOME (LOSS) BY LINE OF BUSINESS

                             THREE MONTHS ENDED                                     NINE MONTHS ENDED
                                SEPTEMBER 30,               CHANGE                    SEPTEMBER 30,                  CHANGE
                         ------------------------    ------------------------     -------------------------   --------------------
dollars in millions           2000        1999        AMOUNT         PERCENT        2000           1999        AMOUNT     PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Key Retail Banking            $103         $83          $ 20         24.1 %         $294           $248          $ 46        18.5 %
Key Specialty Finance           15          38           (23)       (60.5)            61            119           (58)      (48.7)
Key Corporate Capital           85         101           (16)       (15.8)           278            288           (10)       (3.5)
Key Capital Partners(a)         41          23            18         78.3            101             71            30        42.3
Treasury and Other             (32)         (3)          (29)      (966.7)           (31)            (6)          (25)     (416.7)
----------------------------------------------------------------------------------------------------------------------------------
     Total segments            212         242           (30)       (12.4)           703            720           (17)       (2.4)
Reconciling items              (91)         28          (119)         N/M             33            123           (90)      (73.2)
----------------------------------------------------------------------------------------------------------------------------------
     Total net income         $121        $270         $(149)       (55.2)%         $736           $843         $(107)      (12.7)%
                              ====        ====         ======                       ====           ====          ======
----------------------------------------------------------------------------------------------------------------------------------

(a) Noninterest income and expense attributable to Key Capital Partners is assigned to either Key Corporate Capital or Key Retail Banking if one of those lines is principally responsible for maintaining the relationship with the client that used Key Capital Partners' products and services. Key Capital Partners had net income of $52 million and $32 million in the third quarter of 2000 and 1999, respectively, and $131 million and $96 million in the first nine months of 2000 and 1999, respectively, before the assignment of income and expense.

N/M=Not Meaningful

KEY RETAIL BANKING

Net income for Key Retail Banking was $294 million for the first nine months of 2000, or approximately 40% of Key's consolidated earnings. In comparison, net income was $248 million for the first nine months of 1999, or approximately 29% of consolidated earnings. The increase in net income is primarily attributable to a $50 million increase in total revenue, reflecting equal contributions from net interest income and noninterest income, and a $42 million decline in noninterest expense. These positive factors were partially offset by a $16 million increase in the provision for loan losses that reflected a higher level of net charge-offs.

Revenue growth from the first nine months of 1999 includes a $25 million improvement in net interest income, primarily due to continued loan growth. Average loans outstanding rose by 11%, reflecting growth in the commercial and consumer portfolios. Also contributing to the rise in net interest income was a 5% increase in average deposit balances. Noninterest income was up $25 million from the first nine months of last year. Increases in both service charges on deposit accounts and electronic banking fees are the primary factors driving the improvement. The increase in service charges reflects the repricing of services, while the growth in electronic banking fees resulted from a higher volume of activity.

The noninterest expense decrease of $42 million from the same period last year is principally the result of lower costs associated with personnel, depreciation and amortization expense, and various indirect charges. The decline in personnel expense reflects a decrease in the number of employees.

KEY SPECIALTY FINANCE

Net income for Key Specialty Finance was $61 million in the first nine months of 2000, or approximately 8% of Key's consolidated earnings. In comparison, net income was $119 million for the first nine months of 1999, or approximately 14% of consolidated earnings. The decline in net income had been anticipated by management as a consequence of strategic changes (discussed in the following two paragraphs) which led to decreases in both net interest income and noninterest income. The decline in these revenue components was partially offset by a reduction in noninterest expense.

Net interest income decreased by $12 million from the first nine months of 1999. A 3% increase in average loans outstanding was more than offset by the higher cost of funds used to support the home equity loans originated by Champion Mortgage Co., Inc., our home equity finance affiliate. Starting in 2000, we have de-emphasized our practice of securitizing and selling home equity loans originated by Champion, although we may continue to securitize these loans without then selling them. By retaining these assets on the balance sheet, we intend to replace over time the earnings capacity previously provided by the credit card business, which was sold in January 2000. The higher cost of funds included in net interest income resulted from the fact that since these loans are no longer classified as "held for sale" and are expected to be retained on the balance sheet until maturity, the costs to fund them is based on the higher rates associated with longer holding periods.

Virtually all of the $87 million decrease in noninterest income from a year ago is attributable to the absence of home equity securitization gains in the current year, due in part to the change in practice discussed above. We estimate that the change in our home equity loan securitization practice will reduce Key's 2000 diluted earnings per common share by approximately $.08 from what it would have been had we continued to securitize and sell home equity loans. For more information about Key's loan securitization activities, see the section entitled "Loans" which begins on page 50.

The provision for loan losses was essentially unchanged, while the level of noninterest expense was down 4% from the prior year as a result of actions taken to control expenses under Key's competitiveness initiative.

KEY CORPORATE CAPITAL

Net income for Key Corporate Capital was $278 million for the first nine months of 2000, or approximately 38% of Key's consolidated earnings. In comparison, net income was $288 million for the same period last year, or approximately 34% of consolidated earnings. The decrease in net income resulted from a $37 million increase in the provision for loan losses and a $25 million increase in noninterest expense. The increase in noninterest expense included higher personnel expense, depreciation and amortization expense and costs associated with investment banking and capital markets activities. These latter costs are primarily the result of the income and expense sharing relationship described in the Key Capital Partners section on page 36.

The higher costs discussed above were substantially offset by a $51 million increase in total revenue. Total average loans grew by 9%, generating a $56 million increase in net interest income. This reflects strong increases in essentially all major business units, including structured finance, lease financing, real estate construction, healthcare, and the middle market portfolios. In 1999, noninterest income included a $13 million gain from the third quarter sale of Key's interest in a joint venture with Compaq Capital Corporation. Excluding this nonrecurring item, noninterest income grew by $8 million, primarily due to higher income from service charges on deposit accounts, loan fees and various investment banking and capital markets activities.

During the first and third quarters of 2000, Key announced the acquisitions of certain net assets of National Realty Funding L.C. and Newport Mortgage Company, L.P., respectively. You can find more discussion of these acquisitions and related activities in the section entitled "Principal strategic actions during the first nine months of 2000," beginning on page 31.

KEY CAPITAL PARTNERS

Net income for Key Capital Partners was $101 million for the first nine months of 2000, or approximately 14% of Key's consolidated earnings. In comparison, net income was $71 million for the first nine months of 1999, or approximately 9% of consolidated earnings.

If personnel in another line of business are responsible for maintaining a relationship with a client that uses the products and services offered by Key Capital Partners, that other line of business is assigned the income and expense arising from our work for the client. As a result, a significant amount of Key Capital Partners' noninterest income and expense is reported under either Key Corporate Capital or Key Retail Banking. If Key Capital Partners had not assigned income and expense to other lines of business, net income for this line would have been $131 million in the first nine months of 2000 (representing approximately 18% of Key's consolidated earnings) and $96 million in the same period last year (representing approximately 11% of Key's consolidated earnings).

Total revenue for Key Capital Partners rose by $57 million from the first nine months of 1999. Primary factors contributing to this improvement were higher net gains from equity capital investments, an increase in dealer trading and derivatives income, and growth in trust and investment advisory fees, which reflected an expanded base of clients and the repricing of certain services. The growth of these revenue components was moderated by a decline in investment banking fees due to lower levels of activity and the timing of certain transactions.

Noninterest expense was up $7 million from the first nine months of last year, due primarily to higher personnel related costs.

TREASURY AND OTHER

Treasury and Other includes the Treasury and Electronic Services business units, as well as the net effect of funds transfer pricing. In the first nine months of 2000, this segment generated a net loss of $31 million, compared with a net loss of $6 million for the first nine months of 1999. The higher net loss in the current year is primarily due to $50 million ($32 million after tax) of net losses resulting from the third quarter 2000 reconfiguration of Key's investment portfolio. These losses were partially offset by an increase in the level of net income generated by the Electronic Commerce unit.

RECONCILING ITEMS

The "reconciling items" shown in Figure 4 reflect certain nonrecurring items and charges related to unallocated nonearning assets of corporate support functions. Also included in both the current and prior year are the results of divested businesses. Prior to restatement in 2000, these results had been included in the individual lines of business to which they pertained. For more specific information regarding the above items, see notes c, d and e to the table included in Note 4 ("Line of Business Results") which begins on page 10.

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

-    interest rate fluctuations; and

-    asset quality.

To make it easier to compare results from one period to the next, as well as the yields on various types of earning assets, we present all net interest income on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that - if taxed at the statutory Federal income tax rate of 35% - would amount to $100.

Figure 5 shows various components of the balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the third quarter of 2000 was $691 million, representing an $18 million, or 3%, decrease from the same period last year. The decline reflects a 24 basis point reduction in the net interest margin to 3.68%, which more than offset the impact of a 4% increase in average earning assets (primarily commercial and home equity loans) to $74.7 billion. Both earning assets and the net interest margin were reduced by the sales of Key's Long Island branches and credit card business. These operations contributed approximately $50 million to net interest income in the third quarter of 1999. Although the third quarter margin declined from the year-ago quarter, it was unchanged from the first two quarters of this year despite a challenging interest rate environment and the January sale of the low-growth, but higher-yielding credit card business. The constant margin was largely due to the growth of Key' s retail deposits which allowed us to stabilize our dependence on higher-cost funds.

For the first nine months of 2000, net interest income totaled $2.0 billion, down $57 million, or 3%, from the same period last year. The year-to-date reduction also reflected a lower net interest margin which decreased 27 basis points to 3.68%, while the growth of commercial and home equity loans was the primary contributor to a 4% increase in average earning assets to $74.1 billion. The divestitures discussed above added only $13 million to net interest income in the current year, but added $138 million to Key's net interest income in the first nine months of 1999.

NET INTEREST MARGIN. There are several reasons that the net interest margin declined over the past year:

- the October 1999 divestiture of Key's Long Island branches with approximately $1.3 billion in deposits and the January 2000 sale of the $1.3 billion credit card portfolio resulted in an estimated decrease of 18 basis points in Key's third quarter 2000 net interest margin from that of the 1999 third quarter;

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

     FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                              THIRD QUARTER 2000                          SECOND QUARTER 2000
                                                 ------------------------------------------    ------------------------------------
                                                    AVERAGE                       YIELD/          AVERAGE                   YIELD/
dollars in millions                                 BALANCE        INTEREST        RATE           BALANCE     INTEREST       RATE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural         $19,647          $ 434        8.87 %         $19,046       $ 405        8.56 %
     Real estate - commercial mortgage                6,932            160        9.29             6,967         156        9.03
     Real estate - construction                       4,866            121        9.98             4,625         110        9.51
     Commercial lease financing                       6,861            122        7.14             6,773         124        7.30
-----------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                       38,306            837        8.78            37,411         795        8.53
     Real estate - residential                        4,273             80        7.51             4,276          83        7.80
     Home equity                                      9,095            219        9.68             8,600         196        9.16
     Credit card                                          -              -           -                 -           -           -
     Consumer - direct                                2,595             68       10.50             2,620          66       10.09
     Consumer - indirect lease financing              3,052             62        8.08             3,107          62        7.97
     Consumer - indirect other                        5,952            142        9.55             6,078         142        9.33
-----------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                         24,967            571        9.17            24,681         549        8.92
     Loans held for sale                              2,504             56        8.96             2,725          58        8.52
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans                                  65,777          1,464        8.93            64,817       1,402        8.68
Taxable investment securities                           787              8        3.63               671           6        3.63
Tax-exempt investment securities(a)                     369              7        8.12               415           9        8.77
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                   1,156             15        5.06             1,086          15        5.60
Securities available for sale(a,c)                    6,275            107        6.67             6,198         107        6.73
Short-term investments                                1,501             17        4.76             1,757          23        5.29
-----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                         74,709          1,603        8.61            73,858       1,547        8.40
Allowance for loan losses                              (969)                                        (976)
Other assets                                         10,365                                       10,523
-----------------------------------------------------------------------------------------------------------------------------------
                                                    $84,105                                      $83,405
                                                    =======                                      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                       $11,956            102        3.43           $12,403         105        3.41
Savings deposits                                      2,151              8        1.49             2,275           8        1.44
NOW accounts                                            592              2        1.59               628           3        1.61
Certificates of deposit ($100,000 or more)            5,269             84        6.40             5,430          82        6.06
Other time deposits                                  14,634            218        6.01            13,656         190        5.61
Deposits in foreign office                            2,860             48        6.70             3,029          48        6.39
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits              37,462            462        4.96            37,421         436        4.69
Federal funds purchased and securities
     sold under repurchase agreements                 5,746             88        6.17             4,096          58        5.64
Bank notes and other short-term borrowings            6,403             99        6.19             6,972         103        5.96
Long-term debt, including capital securities(d)      15,356            263        6.91            15,668         270        6.92
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities           64,967            912        5.65            64,157         867        5.43
Noninterest-bearing deposits                          8,377                                        8,412
Other liabilities                                     4,248                                        4,357
Common shareholders' equity                           6,513                                        6,479
-----------------------------------------------------------------------------------------------------------------------------------
                                                    $84,105                                      $83,405
                                                    =======                                      =======

Interest rate spread (TE)                                                         2.96                                      2.97
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                             $691        3.68 %                        $680        3.68 %
                                                                      ====        ======                        ====        =======
Capital securities                                   $1,243            $24                        $1,243         $24
Taxable-equivalent adjustment(a)                                         7                                         7

-----------------------------------------------------------------------------------------------------------------------------------

(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b) For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)  Yield is calculated on the basis of amortized cost.

(d)  Rate calculation excludes ESOP debt.

TE=Taxable Equivalent

     FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
                                  (CONTINUED)


                                                                 FIRST QUARTER 2000                       FOURTH QUARTER 1999
                                                      -------------------------------------      ----------------------------------
                                                        AVERAGE                    YIELD/         AVERAGE                   YIELD/
dollars in millions                                     BALANCE     INTEREST        RATE          BALANCE    INTEREST        RATE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural            $18,677      $ 379         8.17 %        $18,311      $ 364         7.90 %
     Real estate - commercial mortgage                   6,891        150         8.74            6,824        147         8.52
     Real estate - construction                          4,601        104         9.12            4,438        100         8.88
     Commercial lease financing                          6,684        122         7.28            6,484        120         7.43
-----------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                          36,853        755         8.23           36,057        731         8.05
     Real estate - residential                           4,318         81         7.48            4,338         80         7.56
     Home equity                                         8,129        179         8.85            7,497        168         8.71
     Credit card                                             -          -            -                -          -            -
     Consumer - direct                                   2,572         62         9.72            2,560         63         9.85
     Consumer - indirect lease financing                 3,174         63         7.93            3,159         62         8.01
     Consumer - indirect other                           6,286        145         9.22            6,452        151         9.34
-----------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                            24,479        530         8.67           24,006        524         8.70
     Loans held for sale                                 2,692         65         9.80            3,423         95        11.09
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans                                     64,024      1,350         8.47           63,486      1,350         8.46
Taxable investment securities                              580          4         2.94              506          4         3.26
Tax-exempt investment securities(a)                        436         10         8.74              468         11         8.69
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                      1,016         14         5.43              974         15         5.87
Securities available for sale(a,c)                       6,475        112         6.81            6,667        114         6.77
Short-term investments                                   2,164         20         3.66            1,954         18         3.48
-----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                            73,679      1,496         8.15           73,081      1,497         8.15
Allowance for loan losses                                 (899)                                    (916)
Other assets                                            10,407                                   10,409
-----------------------------------------------------------------------------------------------------------------------------------
                                                       $83,187                                  $82,574
                                                       =======                                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                          $12,617        104         3.32          $12,836        100         3.09
Savings deposits                                         2,357          9         1.61            2,458          9         1.62
NOW accounts                                               627          3         1.62              610          4         1.76
Certificates of deposit ($100,000 or more)               5,555         80         5.78            5,151         71         5.48
Other time deposits                                     12,552        164         5.25           12,150        154         5.04
Deposits in foreign office                               1,206         17         5.76              906         12         5.45
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                 34,914        377         4.34           34,111        350         4.08
Federal funds purchased and securities
     sold under repurchase agreements                    4,003         48         4.85            4,384         52         4.71
Bank notes and other short-term borrowings               8,680        126         5.83            8,243        116         5.57
Long-term debt, including capital securities(d)         16,577        267         6.49           17,095        266         6.17
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities              64,174        818         5.13           63,833        784         4.87
Noninterest-bearing deposits                             8,160                                    8,430
Other liabilities                                        4,344                                    3,836
Common shareholders' equity                              6,509                                    6,475
-----------------------------------------------------------------------------------------------------------------------------------
                                                       $83,187                                  $82,574
                                                       =======                                  =======
Interest rate spread (TE)                                                         3.02                                     3.28
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                           $678          3.68 %                     $713          3.88 %
                                                                    ====          ======                     ====          ======
Capital securities                                      $1,243       $23                         $1,243       $23
Taxable-equivalent adjustment(a)                                       7                                        8

-----------------------------------------------------------------------------------------------------------------------------------



                                                                THIRD QUARTER 1999
                                                       ----------------------------------
                                                         AVERAGE                 YIELD/
DOLLARS IN MILLIONS                                      BALANCE    INTEREST      RATE
---------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural            $17,978      $ 348       7.66 %
     Real estate - commercial mortgage                   6,784        141       8.25
     Real estate - construction                          4,190         89       8.46
     Commercial lease financing                          6,261        113       7.16
-----------------------------------------------------------------------------------------
        Total commercial loans                          35,213        691       7.78
     Real estate - residential                           4,175         80       7.64
     Home equity                                         7,739        161       8.32
     Credit card                                         1,302         54      16.45
     Consumer - direct                                   2,467         60       9.65
     Consumer - indirect lease financing                 2,993         61       8.15
     Consumer - indirect other                           6,457        148       9.17
-----------------------------------------------------------------------------------------
        Total consumer loans                            25,133        564       8.92
     Loans held for sale                                 2,453         50       8.00
-----------------------------------------------------------------------------------------
        Total loans                                     62,799      1,305       8.24
Taxable investment securities                              471          4       3.47
Tax-exempt investment securities(a)                        499         10       8.55
-----------------------------------------------------------------------------------------
        Total investment securities                        970         14       6.09
Securities available for sale(a,c)                       6,359        106       6.54
Short-term investments                                   1,836         17       3.74
-----------------------------------------------------------------------------------------
        Total earning assets                            71,964      1,442       7.96
Allowance for loan losses                                 (920)
Other assets                                            10,251
-----------------------------------------------------------------------------------------
                                                       $81,295
                                                       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                          $13,274        100       2.97
Savings deposits                                         2,699         11       1.63
NOW accounts                                               610          1       1.37
Certificates of deposit ($100,000 or more)               4,475         59       5.22
Other time deposits                                     12,095        150       4.91
Deposits in foreign office                                 776         10       4.99
-----------------------------------------------------------------------------------------
        Total interest-bearing deposits                 33,929        331       3.87
Federal funds purchased and securities
     sold under repurchase agreements                    4,495         51       4.49
Bank notes and other short-term borrowings               7,428        103       5.50
Long-term debt, including capital securities(d)         17,069        248       5.79
-----------------------------------------------------------------------------------------
        Total interest-bearing liabilities              62,921        733       4.62
Noninterest-bearing deposits                             8,534
Other liabilities                                        3,561
Common shareholders' equity                              6,279
-----------------------------------------------------------------------------------------
                                                       $81,295

Interest rate spread (TE)                                                       3.34
-----------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                            $709       3.92 %
                                                                     ====   =========
Capital securities                                      $1,205        $22
Taxable-equivalent adjustment(a)                                        9

-----------------------------------------------------------------------------------------

INTEREST EARNING ASSETS. Average earning assets for the third quarter totaled $74.7 billion, which was $2.7 billion, or 4%, higher than the third quarter 1999 level. For the first nine months of the year, average earning assets rose 4% to $74.1 billion from the first nine months of 1999. Both the quarterly and year-to-date increases came principally from the loan portfolio, despite the sale of Key's credit card business last January. The largest growth occurred in the commercial loan portfolio, but the growth of the home equity portfolio was also strong.

Key's loan growth has been affected by several strategic developments. Late in the first quarter of 2000 we created a commercial loan conduit through which $805 million of lower-spread loans have been sold through September 30. This arrangement allows us to continue to meet our customers' funding needs and to generate servicing revenue without having to retain these lower-spread assets on the balance sheet. In addition, during the second quarter of 2000, Key sold without recourse $483 million of its commercial mortgage loans in its initial participation in the securitization and sale of such assets. Our business of originating and servicing these loans is expected to grow as a result of Key's recent acquisitions of Newport Mortgage Company L.P. and National Realty Funding L.C. Finally, during 1999, we securitized and sold loans aggregating $3.4 billion as part of our strategy to diversify Key's funding sources, but that strategy moderated the growth of the consumer loan portfolio. Earlier this year, we announced our intention to de-emphasize the securitization and sale of home equity loans generated by our home equity finance affiliate. No such transactions occurred during the first nine months of 2000. By retaining the assets generated by this growing business on Key's balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of our credit card business. We will continue, however, to consider securitizations of other portfolios as a source of alternative funding when conditions in the capital markets are favorable. During the first nine months of 2000, Key securitized and sold approximately $1.0 billion of education loans.

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

- INTEREST RATE CAPS are contracts that provide for the holder to be compensated based on an agreed-upon notional amount when a benchmark interest rate exceeds a specified level (known as the "strike rate"). Key uses interest rate caps to manage the risk of adverse movements in interest rates on certain of our long-term debt and short-term borrowings. A cap limits Key's exposure to interest rate increases; caps do not have any impact if interest rates decline.

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, please see the next section, entitled "Market risk management." Figure 6 shows how changes in yields or rates and average balances from the prior year affected net interest income. You can find more discussion of the changes in earning assets and funding sources in the section entitled "Financial Condition," which begins on page 50.

               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES

                                             FROM THREE MONTHS ENDED SEPTEMBER 30, 1999,  FROM NINE MONTHS ENDED SEPTEMBER 30, 1999,
                                              TO THREE MONTHS ENDED SEPTEMBER 30, 2000     TO NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             -------------------------------------------  -----------------------------------------
                                                   AVERAGE        YIELD/           NET       AVERAGE        YIELD/           NET
in millions                                         VOLUME          RATE        CHANGE        VOLUME          RATE        CHANGE
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                  $64          $ 95          $159          $179          $224         $ 403
Taxable investment securities                            3             1             4             7             -             7
Tax-exempt investment securities                        (2)           (1)           (3)          (10)            1            (9)
Securities available for sale                           (1)            2             1             -            16            16
Short-term investments                                  (3)            3             -            (1)            -            (1)
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)         61           100           161           175           241           416

INTEREST EXPENSE
Money market deposit accounts                          (10)           12             2           (15)           36            21
Savings deposits                                        (2)           (1)           (3)           (6)           (4)          (10)
NOW accounts                                             -             1             1            (3)            3             -
Certificates of deposit ($100,000 or more)              11            14            25            63            31            94
Other time deposits                                     35            33            68            68            63           131
Deposits in foreign office                              34             4            38            73            11            84
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                    68            63           131           180           140           320
Federal funds purchased and securities sold
     under repurchase agreements                        16            21            37           (14)           40            26
Bank notes and other short-term borrowings             (15)           11            (4)          (19)           37            18
Long-term debt, including capital securities           (26)           41            15           (17)          126           109
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                             43           136           179           130           343           473
---------------------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)          $18          $(36)        $ (18)          $45         $(102)        $ (57)
                                                       ===          =====        ======          ===         ======        ======
---------------------------------------------------------------------------------------------------------------------------------

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

Key's guidelines for risk management require management to take preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 2%. Key has been operating well within these guidelines. As of September 30, 2000, based on the results of our simulation model, Key would expect net interest income to increase by approximately 1.34% if short-term interest rates gradually decrease. Conversely, if short-term interest rates gradually increase, net interest income would be expected to decrease by approximately .86%.

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

Key's guidelines for risk management require management to take preventive measures if an immediate 200 basis point increase or decrease in interest rates would decrease the economic value of equity by more than 15%. Key has been operating well within these guidelines.

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

PORTFOLIO SWAPS AND CAPS. The estimated fair value of Key's portfolio swaps and caps decreased to a negative fair value of $156 million during the first nine months of 2000 from a negative fair value of $42 million at December 31, 1999. Fair value decreased because of the combined impact of a number of factors: interest rates increased, the implied forward yield curve steepened, the value of the euro declined and Key's "receive" fixed interest rate swap portfolio has a slightly longer average remaining maturity than the "pay" fixed portfolio. Because these instruments qualify for hedge accounting treatment, their estimated net negative fair value should be substantially offset by the unrecognized positive fair values of the assets and liabilities whose risk characteristics they are being used to modify.

Key terminated swaps with a notional amount of $2.8 billion during the first nine months of 2000, resulting in a net deferred loss of $3 million. Each swap termination was made in response to a unique set of circumstances. Generally, the decision to terminate any swap contract is integrated strategically with asset and liability management and takes many factors into account.

During 1999 and the first nine months of 2000, management also used portfolio rate locks and futures from time to time since Key relied more heavily on variable rate funding to support earning asset growth.

Figure 7 shows the notional amount and fair values of portfolio swaps and caps by interest rate management strategy. The fair value of an instrument at any given date represents the estimated income (if positive) or cost (if negative) that would be recognized if the instrument was sold at that date. However, because these instruments are used to alter the repricing or maturity characteristics of assets and liabilities, the net unrealized gains and losses are not recognized separately in earnings. Rather, interest from swaps and caps is recognized on an accrual basis as an adjustment of the interest income or expense from the asset or liability being managed.

     FIGURE 7. PORTFOLIO SWAPS AND CAPS BY INTEREST RATE MANAGEMENT STRATEGY



                                                                     SEPTEMBER 30, 2000   DECEMBER 31, 1999     SEPTEMBER 30, 1999
                                                                    --------------------  -----------------   ----------------------
                                                                     NOTIONAL     FAIR    NOTIONAL   FAIR      NOTIONAL       FAIR
in millions                                                           AMOUNT      VALUE     AMOUNT   VALUE      AMOUNT       VALUE
------------------------------------------------------------------------------------------------------------------------------------

Convert variable rate loans to fixed                                $ 1,208   $  (11)     $  1,254   $ (24)    $   1,282    $  (6)
Convert fixed rate loans to variable                                  1,065       (4)          587      14           642        9
Convert fixed rate securities to variable                               357       10           316      18           322       11
Convert variable rate deposits and short-term borrowings to fixed       900        8         1,100      14         1,150        5
Convert fixed rate deposits and short-term borrowings to variable       471       --           226      (6)          226       (3)
Convert variable rate long-term debt to fixed                         3,846       20         3,820      59         1,880       29
Convert fixed rate long-term debt to variable                         2,782      (56)        4,586    (104)        4,586      (48)
Basis swaps - foreign currency denominated debt                       1,089     (124)          321     (23)          321       (9)
Basis swaps - interest rate indices                                   4,482       (2)        6,462       3         8,087        6
------------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps                                           16,200     (159)       18,672     (49)       18,496       (6)

Modify characteristics of variable rate short-term borrowings           500        2         2,050       6         2,050        4
Modify characteristics of variable rate long-term debt                  100        1           200       1           515        1
------------------------------------------------------------------------------------------------------------------------------------
     Total portfolio caps and collars                                   600        3         2,250       7         2,565        5
------------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars                        $16,800   $ (156)     $ 20,922   $ (42)    $  21,061    $  (1)
                                                                    =======   =======     ========   ======    =========    ======
------------------------------------------------------------------------------------------------------------------------------------

Figure 8 summarizes the expected average maturities of Key's portfolio swaps and caps at September 30, 2000.

        FIGURE 8. EXPECTED AVERAGE MATURITIES OF PORTFOLIO SWAPS AND CAPS


SEPTEMBER 30, 2000                                        RECEIVE FIXED               PAY FIXED
                                                  ---------------------------  ------------------------                       TOTAL
                                                    INDEXED                                    FORWARD-                   PORTFOLIO
in millions                                        AMORTIZING   CONVENTIONAL   CONVENTIONAL    STARTING   BASIS SWAPS         SWAPS
-----------------------------------------------------------------------------------------------------------------------------------

Mature in one year or less                             --        $   290          $ 1,478          --        $ 2,015        $ 3,783
Mature after one through five years                  $ 48          2,556            3,509          --          3,556          9,669
Mature after five through ten years                    --            947              805          --             --          1,752
Mature after ten years                                 --            620              363        $ 13             --            996
-----------------------------------------------------------------------------------------------------------------------------------
     Total portfolio swaps, caps and collars         $ 48        $ 4,413          $ 6,155        $ 13        $ 5,571       $ 16,200
                                                     ===         =======          =======        ====        =======       ========
-----------------------------------------------------------------------------------------------------------------------------------


in millions                                         CAPS            TOTAL
--------------------------------------------------------------------------

Mature in one year or less                        $ 600            $ 4,383
Mature after one through five years                  --              9,669
Mature after five through ten years                  --              1,752
Mature after ten years                               --                996
--------------------------------------------------------------------------
     Total portfolio swaps, caps and collars      $ 600           $ 16,800
                                                  =====           ========
--------------------------------------------------------------------------



Trading Portfolio Risk Management
---------------------------------

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients and financial assets and liabilities (trading positions) included in "other assets" and "other liabilities," respectively, on the balance sheet. For more information about off-balance sheet contracts, see Note 11 ("Financial Instruments with Off-Balance Sheet Risk"), which begins on page 21.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% certainty. At September 30, 2000, Key's aggregate daily VAR was $1.1 million compared with $1 million at September 30, 1999. Aggregate daily VAR averaged less than $1 million for the first nine months of 2000, compared with an average of $1.6 million during the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the third quarter of 2000 totaled $405 million, down $91 million, or 18%, from the same period last year. For the first nine months of the year, noninterest income was $1.7 billion, representing an increase of $43 million, or 3%, from the first nine months of 1999. In both the current and prior year, noninterest income has been affected by various nonrecurring items. The most significant of these items are shown in Figure 9 and include gains from divestitures, net losses resulting from the reconfiguration of Key's investment portfolio and various other nonrecurring net charges. For more information on the divestitures, see Note 3 ("Acquisitions and Divestitures"), which begins on page 8.

Excluding nonrecurring items, core noninterest income was $460 million for the third quarter of 2000 and currently represents 40% of Key's total core revenue. One of management's long-term objectives is to increase core noninterest income as a percentage of total core revenue to 50%. Core noninterest income in the year-ago quarter was $481 million and included $20 million from the divested Long Island branches and credit card business, as well as $17 million of gains resulting from the securitization and sale of home equity loans. No home equity loan securitizations have been recorded in 2000 as a result of our revised strategy discussed on page 45. Excluding earnings from divested businesses and gains from home equity loan securitizations, core noninterest income in the current year was up $16 million, or 4%, from comparable third quarter 1999 results. The largest contribution to this growth came from a $14 million increase in income from investment banking and capital markets activities.

For the first nine months of 2000, core noninterest income was $1.4 billion compared with $1.5 billion for the comparable period in 1999. The sales of the Long Island branches and credit card business accounted for $51 million of the decrease in core earnings, while the absence of gains from the securitization and sale of home equity loans in the current year accounted for a decrease of $64 million. Adjusting for these items, core noninterest income was up $71 million, or 5%, from the first nine months of 1999. The strongest contributions to this growth came from investment banking and capital markets activities (up $35 million), service charges on deposit accounts (up $16 million) and trust and investment services (up $13 million). The growth of these revenue components reflects the overall strength of the securities markets, new business and the repricing of certain services. Also contributing to the improvement in noninterest income was an $8 million increase in electronic banking fees. The growth in Key's core noninterest income was moderated by an $11 million reduction in net gains from the securitization of loans, other than those of the home equity portfolio.

Figure 9 shows the major components of Key's noninterest income. For some of these components, the discussion that follows provides additional information, such as the composition of the component and the primary factors that caused it to change from the prior year. For detailed information about investment banking and capital markets income, and trust and investment services, see Figures 10 and 11, respectively.

TRUST AND INVESTMENT SERVICES. Trust and investment services provide Key's largest source of noninterest income. At September 30, 2000, Key's bank, trust, and registered investment advisory subsidiaries had assets under discretionary management (excluding corporate trust assets) of $68 billion, compared with $67 billion at September 30, 1999. This component of noninterest income was renamed in the third quarter and now includes brokerage commission income, which was previously presented as a separate component.

CREDIT CARD FEES. Credit card fees for the third quarter and first nine months of 2000 declined by $15 million and $38 million from the respective periods in 1999 due to the sale of Key's credit card business in January 2000. For more information about this transaction, see the section entitled "Highlights of Key's Performance," which begins on page 28, and Note 3 ("Acquisitions and Divestitures") which begins on page 8.

LOAN SECURITIZATIONS. Key periodically securitizes and sells loans to generate funds. The extent to which we use securitizations is dependent upon whether conditions in the capital markets make them more attractive than other funding alternatives. We decide which loans to securitize based upon a number of specific factors as discussed in the section entitled "Loans," which begins on page 50.

During the third quarter of 2000, we securitized and sold $502 million of education loans at a gain of $6 million, and recorded impairment write-downs relating to prior period securitizations. These transactions resulted in an aggregate net loss of $2 million. For the first nine months of this year, we have securitized and sold loans totaling $1.0 billion, all of which were in the education portfolio. In the current year, we have not securitized any of our home equity loans due in part to our plans announced earlier this year to de-emphasize the securitization and sale of home equity loans originated by our home equity finance affiliate. By retaining these assets on the balance sheet, we intend to replace over time the earnings capacity lost with the divestiture of the credit card portfolio.

During the first nine months of last year, we securitized and sold $3.2 billion of consumer loans (including $1.1 billion of home equity loans), resulting in net gains of $82 million. The level of securitizations was particularly high during the first quarter ($1.8 billion) because a securitization originally planned for the fourth quarter of 1998 was postponed due to instability in the capital markets and was added to the expected volume of securitizations for the first quarter of 1999. For information about the type and volume of securitized loans that are either administered or serviced by Key and not recorded on the balance sheet, see the section entitled "Loans," which begins on page 50.

SIGNIFICANT NONRECURRING ITEMS. Noninterest income for the first nine months of 2000 includes a $332 million first quarter gain from the sale of Key's credit card business and $50 million of net losses that resulted from the reconfiguration of Key's investment portfolio in the third quarter. Results for the first nine months of 1999 include first quarter gains of $134 million from the sale of Key's interest in Electronic Payment Services, Inc. and $14 million, representing the final gain recorded in connection with the 1998 sale of a 51% interest in Key Merchant Services, LLC. Key also recorded a second quarter 1999 gain of $15 million from the sale of common shares obtained in the first quarter sale of Electronic Payment Services, Inc. and a third quarter 1999 gain of $13 million from the sale of its interest in a joint venture with Compaq Capital Corporation.

                          FIGURE 9. NONINTEREST INCOME

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         SEPTEMBER 30,          CHANGE            SEPTEMBER 30,          CHANGE
                                                      -----------------   -------------------   -------------------  ---------------
dollars in millions                                     2000      1999     AMOUNT     PERCENT     2000       1999    Amount  Percent
------------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                   $ 148     $ 145    $   3         2.1%    $  458    $    445    $ 13      2.9%
Investment banking and capital markets income             91        77       14        18.2        278         243      35     14.4
Service charges on deposit accounts                       85        83        2         2.4        256         246      10      4.1
Corporate owned life insurance income                     28        25        3        12.0         78          76       2      2.6
Credit card fees                                           1        16      (15)      (93.8)         9          47     (38)   (80.9)
Net loan securitization gains (losses)                    (2)       32      (34)        N/M          9          82     (73)   (89.0)
Net securities gains                                      --        --       --          --          3          --       3      N/M
Other income:
     Letter of credit and loan fees                       26        25        1         4.0         73          69       4      5.8
     Electronic banking fees                              18        16        2        12.5         50          42       8     19.0
     Insurance income                                     16        13        3        23.1         47          45       2      4.4
     Loan securitization servicing fees                    6         6       --          --         19          21      (2)    (9.5)
     Gains from sales of loans                            12         3        9       300.0         24          25      (1)    (4.0)
     Miscellaneous income                                 31        40       (9)      (22.5)       107         115      (8)    (7.0)
------------------------------------------------------------------------------------------------------------------------------------
          Total other income                             109       103        6         5.8        320         317       3       .9
------------------------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                  460       481      (21)       (4.4)     1,411       1,456     (45)    (3.1)

Gain from sale of  credit card portfolio                  --        --       --          --        332          --     332      N/M
Net losses from investment portfolio reconfiguration     (50)       --      (50)        N/M        (50)         --     (50)     N/M
Gain from sale of Electronic Payment Services, Inc.       --        --       --          --         --         134    (134)  (100.0)
Gain from sale of Compaq Capital Europe LLC and
   Compaq Capital Asia Pacific LLC                        --        13      (13)     (100.0)        --          13     (13)  (100.0)
Gain from sale of Key Merchant Services, LLC              --        --       --          --         --          14     (14)  (100.0)
Gain from sale of Concord EFS, Inc. common shares         --        --       --          --         --          15     (15)  (100.0)
Net securities gains                                      --         2       (2)     (100.0)        --          11     (11)  (100.0)
Other nonrecurring items                                  (5)       --       (5)        N/M         (7)         --      (7)     N/M
------------------------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items           (55)       15      (70)        N/M         275         187     88    47.1
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                      $405     $ 496     $(91)      (18.3)%   $ 1,686     $ 1,643   $ 43     2.6%
                                                        ====     =====     =====                =======     =======   ====
------------------------------------------------------------------------------------------------------------------------------------



N/M=Not Meaningful


            FIGURE 10. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,         CHANGE           SEPTEMBER 30,      CHANGE
                                                           ------------------  ---------------     -------------   -----------------
dollars in millions                                           2000    1999     AMOUNT  PERCENT      2000    1999   AMOUNT   PERCENT
------------------------------------------------------------------------------------------------------------------------------------


Dealer trading and derivatives income                         $ 34    $ 28     $  6     21.4%      $ 118   $  99    $ 19      19.2%
Investment banking income                                       25      28       (3)   (10.7)         78      92     (14)    (15.2)
Equity capital income                                           22      13        9     69.2          55      31      24      77.4
Foreign exchange income                                         10       8        2     25.0          27      21       6      28.6
------------------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income      $ 91    $ 77     $ 14     18.2%       $278   $ 243    $ 35      14.4%
                                                              ====    ====     ====                 ====   =====    ====
------------------------------------------------------------------------------------------------------------------------------------




                    FIGURE 11. TRUST AND INVESTMENT SERVICES



                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      SEPTEMBER 30,          CHANGE           SEPTEMBER 30,           CHANGE
                                                   ------------------   ---------------      ---------------     ----------------
dollars in millions                                  2000     1999      AMOUNT  PERCENT       2000     1999      AMOUNT   PERCENT
---------------------------------------------------------------------------------------------------------------------------------

Personal asset management and custody fees          $  50    $  48        $ 2     4.2%       $ 143    $ 141      $  2       1.4%
Institutional asset management and custody fees        22       22         --      --           70       70        --        --
Bond services                                           7        7         --      --           31       19        12      63.2
Brokerage commission income                            34       33          1     3.0          113      117        (4)     (3.4)
All other fees                                         35       35         --      --          101       98         3       3.1
---------------------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income      $ 148    $ 145        $ 3     2.1%       $ 458    $ 445      $ 13       2.9%
                                                    =====    =====        ===                =====    =====      ====
---------------------------------------------------------------------------------------------------------------------------------

dollars in billions
-------------------------------------------------------------------------------------

SEPTEMBER 30,
Discretionary assets                                $  68    $  67        $ 1     1.5%
Non-discretionary assets                               55       48          7    14.6
-------------------------------------------------------------------------------------
    Total trust assets                              $ 123    $ 115        $ 8     7.0%
---------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2000 totaled $787 million, up $79 million, or 11%, from the third quarter of 1999. For the first nine months of the year, noninterest expense was $2.2 billion, representing a modest increase of $27 million from the same period last year. Significant nonrecurring items that affect the comparability of results for 2000 and 1999 are shown in Figure
12. In the current year, these items primarily comprise restructuring and other special charges which are discussed in greater detail under the heading "Restructuring and other special charges" on page 48. Primary among the significant nonrecurring items recorded during the first nine months of 1999 are $23 million of charitable contributions made in light of the gain realized from the sale of Key's interest in Electronic Payment Services, Inc. These contributions were recorded prior to the third quarter.

Excluding nonrecurring charges, core noninterest expense was $672 million for the third quarter of 2000, down $29 million, or 4%, from the year-ago quarter. This represents Key's lowest quarterly level of core expense since the fourth quarter of 1998 and the third consecutive quarter in which such expense has declined. The improvement came largely from lower costs related to personnel and equipment (each down $7 million) and marketing (down $6 million), and reflects the actions taken by Key since last November to improve its competitiveness, as well as the strategic divestitures discussed earlier.

For the first nine months of 2000, core noninterest expense was $2.1 billion, down $42 million from that reported for the same period last year. The largest decreases in expense came from equipment (down $17 million), personnel (down $15 million) and net occupancy (down $7 million). These improvements were partially offset, however, by higher costs associated with professional fees (up $8 million) and computer processing (up $5 million). In addition, miscellaneous expense included a first quarter 2000 charge of $7 million to reduce the carrying amount of residual values related to leased vehicles.

Figure 12 shows the components of Key's noninterest expense. The discussion that follows explains the composition of some of these components and the factors that caused some components to change from the prior year.

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, posted decreases from the prior year for both the quarterly and year-to-date periods. These improvements are attributable to the heightened attention to cost management brought about by our competitiveness initiative, as well as the effects of the strategic divestitures. At September 30, 2000, the number of full-time equivalent employees was 22,457, compared with 24,568 at the end of 1999 and 25,523 a year ago.

COMPUTER PROCESSING. The increase in computer processing expense for the year-to-date period is due primarily to higher levels of computer software amortization, as well as increases related to software rental and maintenance.

EQUIPMENT. Decreases in equipment expense for both the quarterly and year-to-date periods were driven by reductions in both depreciation and rental expense.

PROFESSIONAL FEES. Professional fees comprise expenses incurred for legal, audit, consulting and certain other business services. Each of these categories contributed to the increase for the year-to-date period, while all but legal expense contributed to the quarterly increase.

\


                         FIGURE 12. NONINTEREST EXPENSE


                                                THREE MONTHS ENDED                         Nine months ended
                                                   SEPTEMBER 30,          CHANGE             September 30,             Change
                                                ------------------    -----------------    ------------------     ----------------
dollars in millions                              2000        1999     AMOUNT    PERCENT     2000        1999      Amount   Percent
-----------------------------------------------------------------------------------------------------------------------------------

Personnel                                       $   342      $ 349     $ (7)      (2.0)%   $ 1,085    $  1,100    $ (15)     (1.4)%
Net occupancy                                        55         58       (3)      (5.2)        168         175       (7)     (4.0)
Computer processing                                  59         60       (1)      (1.7)        178         173        5       2.9
Equipment                                            41         48       (7)     (14.6)        131         148      (17)    (11.5)
Marketing                                            29         35       (6)     (17.1)         82          84       (2)     (2.4)
Amortization of intangibles                          26         25        1        4.0          76          79       (3)     (3.8)
Professional fees                                    18         18       --         --          58          50        8      16.0
Other expense:
     Postage and delivery                            15         17       (2)     (11.8)         49          54       (5)     (9.3)
     Telecommunications                              12         14       (2)     (14.3)         39          42       (3)     (7.1)
     Equity- and gross receipts- based taxes          8          9       (1)     (11.1)         24          26       (2)     (7.7)
     OREO expense, net                                2          3       (1)     (33.3)          5          11       (6)    (54.5)
     Miscellaneous expense                           65         65       --         --         191         186        5       2.7
-----------------------------------------------------------------------------------------------------------------------------------
        Total other expense                         102        108       (6)      (5.6)        308         319      (11)     (3.4)
-----------------------------------------------------------------------------------------------------------------------------------
        Total core noninterest expense              672        701      (29)      (4.1)      2,086       2,128      (42)     (2.0)

Restructuring and other special charges             114          7       107   1,528.6         128           7      121   1,728.6
Other nonrecurring items                              1         --         1       N/M         (2)          50      (52)      N/M
-----------------------------------------------------------------------------------------------------------------------------------
        Total significant nonrecurring items        115          7       108    1,542.9        126          57       69     121.1
-----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense               $   787    $   708     $  79       11.2%   $ 2,212    $  2,185     $ 27       1.2%
                                                =======    =======     =====               =======    ========     ====

Full-time equivalent employees at period end     22,457     25,523                         22,457       25,523
Efficiency ratio(a)                               58.38%     58.91%                         60.31%       59.74%
Overhead ratio(b)                                 30.68      31.03                          32.96        31.91
-----------------------------------------------------------------------------------------------------------------------------------

(a) This ratio measures the extent to which recurring revenues are absorbed by operating expenses and is calculated as follows: noninterest expense (excluding significant nonrecurring items) DIVIDED BY the sum of taxable-equivalent net interest income and noninterest income (excluding significant nonrecurring items).

(b) This ratio is the difference between noninterest expense (excluding significant nonrecurring items) and noninterest income (excluding significant nonrecurring items) DIVIDED BY taxable-equivalent net interest income.

N/M=Not Meaningful


RESTRUCTURING AND OTHER SPECIAL CHARGES. During the first nine months of 2000, we recorded net nonrecurring charges of $130 million (including net restructuring charges of $111 million) in connection with strategic actions related to Key's competitiveness initiative. Of these charges, $114 million were recorded during the third quarter as Key entered the second and final phase of this initiative which began last November. For more information related to the actions taken or to be taken in each phase, anticipated cost savings and expected reductions to Key's workforce, see the section entitled "Principal strategic actions during the first nine months of 2000," which begins on page
31. Additional information related to the restructuring charges can be found in
Note 10 ("Restructuring Charges") which begins on page 20. Cash generated by Key's operations will fund the restructuring charge liability and none of the charges will have a material impact on Key's liquidity.

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

EFFICIENCY RATIO. The efficiency ratio, which provides a measure of the extent to which recurring revenues are used to pay operating expenses, improved to 58.38% for the third quarter of 2000, from 60.26% for the second quarter of 2000 and 58.91% for the same period last year.

"Other expense" includes equity- and gross receipts-based taxes that are assessed in lieu of an income tax in certain states in which Key operates. These taxes represented 70, 69 and 75 basis points of Key's efficiency ratio for the third quarter of 2000, the second quarter of 2000 and the third quarter of 1999, respectively. The extent to which such taxes impact noninterest expense will vary among companies, including Key's financial services peer group, based on the geographic locations in which they conduct their business.

INCOME TAXES

The provision for income taxes was $50 million for the three-month period ended September 30, 2000, down from $140 million for the comparable period in 1999. The effective tax rate (which is the provision for income taxes as a percentage of income before income taxes) for the third quarter of 2000 was 29.2%, compared with 34.1% for the third quarter of 1999. The effective tax rate for the third quarter of 2000 was distorted by the large dollar amount of significant nonrecurring charges recorded during the quarter. These charges are summarized in Figure 1 on page 29. Excluding these charges and the related tax benefits, the effective tax rate for the third quarter of 2000 was 33.4%. The decline in the adjusted tax rate from that reported for the year-ago quarter is attributable primarily to higher tax-exempt income from corporate owned life insurance and a favorable adjustment to the level of tax credits recorded in the third quarter of 2000.

For the first nine months of 2000, the provision for income taxes was $384 million compared with $432 million for the first nine months of last year. The effective tax rates for these periods were 34.3% and 33.9%, respectively. Primary factors contributing to the slight increase in the effective year-to-date tax rate were higher state income taxes and higher levels of amortization related to non-deductible intangible assets. Also contributing to the increase in the effective tax rate was a 1999 tax benefit associated with a charitable contribution of appreciated stock.

The effective income tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as tax-exempt securities and corporate owned life insurance) and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION
-------------------

LOANS

At September 30, 2000, total loans outstanding were $66.3 billion, compared with $64.2 billion at the end of 1999 and $63.2 billion a year ago. A summary of the composition of the loan portfolio at each of these respective dates is presented in Note 6 ("Loans") on page 16. Key achieved a 5% increase in loans during the past twelve months, primarily as a result of our targeted efforts to increase the commercial and home equity portfolios. These efforts were supported by the overall strength of the economy.

Key's success in generating new loan volume has resulted in loan growth that has outpaced the growth of Key's deposits. As a result, we have used alternative funding sources such as securitizations to continue to capitalize on our lending opportunities. Our recent acquisitions of Newport Mortgage Company, L.P. and National Realty Funding L.C. are expected to facilitate these efforts, especially with regard to commercial real estate lending. In addition, during the first quarter, we created a commercial loan conduit. The conduit allows us to continue to meet our customers' funding needs and to generate servicing revenue without having to retain these lower-spread assets on the balance sheet. Loans outstanding (excluding loans held for sale) would have grown by $6.3 billion, or 10%, over the past twelve months, if we had not securitized and/or sold $4.9 billion of loans during that time period. This includes the fourth quarter 1999 divestiture of branches with loan portfolios aggregating $505 million and the first quarter 2000 sale of our $1.3 billion credit card portfolio.

Excluding the impact of loan sales, commercial loans rose by $4.8 billion, or 13%, since September 30, 1999, due primarily to strong growth in the structured finance, healthcare and middle market portfolios, an $836 million increase in commercial real-estate mortgage loans, a $612 million increase in the lease financing portfolio and a $726 million increase in real estate-construction loans. Consumer loans (excluding loan sales) rose by $1.5 billion, or 6%, reflecting a $2.1 billion increase in the home equity portfolio. This growth was partially offset by a $506 million decline in Key's installment loans.

On the same basis, commercial loans grew by $3.6 billion, or an annualized 13%, from the 1999 year end, reflecting growth in all major sectors of the portfolio. At the same time, home equity loans were up $1.5 billion, or an annualized 26%.

SALES, SECURITIZATIONS, AND DIVESTITURES. Among the factors that Key considers in determining which loans to securitize are:

- the extent to which the characteristics of a specific loan portfolio make it conducive to securitization;

-     the relative cost of funds;

-     the level of credit risk; and

-     capital requirements.

During the past twelve months, in addition to selling loans in connection with branch divestitures and the sale of the credit card portfolio, Key sold $1.5 billion of education loans ($1.2 billion through securitizations), $832 million of commercial loans, $667 million of commercial real estate loans and $151 million of home equity loans ($11 million through securitizations).

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

Figure 13 summarizes Key's loan sales (including securitizations) and branch divestitures for the first nine months of 2000 and all of 1999.

                       FIGURE 13. LOANS SOLD AND DIVESTED


                                                       COMMERCIAL          RESIDENTIAL                HOME         CREDIT CARD
in millions                      COMMERCIAL           REAL ESTATE          REAL ESTATE              EQUITY         RECEIVABLES
------------------------------------------------------------------------------------------------------------------------------
    2000
--------------
Third quarter                     $   27                 $  70                 --                 $    72                --

Second quarter                       451                   499                 --                      23                --

First quarter                        354                     6                 --                      24           $ 1,339

------------------------------------------------------------------------------------------------------------------------------
Total                             $  832                 $ 575                 --                 $   119           $ 1,339
                                  ======                 =====                                      =====          ========
                                                                              BRANCH
in millions                         AUTOMOBILE           EDUCATION         DIVESTITURES                TOTAL
------------------------------------------------------------------------------------------------------------
    2000
--------------
Third quarter                            --                $  618                --                  $   787

Second quarter                           --                   518                --                    1,491

First quarter                            --                    29                --                    1,752

--------------------------------------------------------------------------------------------------------------
Total                                    --               $ 1,165                --                  $ 4,030
                                                         ========                                    =======


                                                       COMMERCIAL          RESIDENTIAL                HOME         CREDIT CARD
in millions                      COMMERCIAL           REAL ESTATE          REAL ESTATE              EQUITY         RECEIVABLES
------------------------------------------------------------------------------------------------------------------------------
    1999
--------------
Fourth quarter                        --                 $  92                 --                 $    32                --

Third quarter                         --                   100                 --                     359                --

Second quarter                        --                    63              $ 292                     442                --

First quarter                         --                    84                208                     428                --
---------------------------------------------------------------------------------------------------------------------------
Total                                 --                 $ 339              $ 500                 $ 1,261                --
                                                         =====              =====                 =======
============================================================================================================================

                                                                              BRANCH
in millions                         AUTOMOBILE           EDUCATION         DIVESTITURES                TOTAL
------------------------------------------------------------------------------------------------------------
    1999
--------------
Fourth quarter                           --               $   299             $ 505                  $   928

Third quarter                            --                   786                --                    1,245

Second quarter                           --                   132                --                      929

First quarter                         $   555                 818                --                    2,093
-------------------------------------------------------------------------------------------------------------
Total                                 $   555            $  2,035             $ 505                  $ 5,195
                                      =======            ========             =====                  =======
=============================================================================================================




Figure 14 shows loans that are either administered or serviced by Key, but are not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. The increase in commercial real estate loans serviced resulted from the first quarter acquisition of National Realty Funding L.C., while the increase in commercial loans reflects sales that occurred through Key's new commercial loan conduit.

                    FIGURE 14. LOANS ADMINISTERED OR SERVICED


                                       SEPTEMBER 30,      DECEMBER 31,             SEPTEMBER 30,
in millions                                     2000              1999                      1999
------------------------------------------------------------------------------------------------


Education loans                          $  3,946            $ 3,475                 $ 3,377
Automobile loans                              505                855                     994
Home equity loans                           1,266              1,542                   1,627
Commercial real estate loans                4,071                 --                      --
Commercial loans                              916                 --                      --
------------------------------------------------------------------------------------------------
     Total                               $ 10,704            $ 5,872                 $ 5,998
                                         ========            =======                 =======
------------------------------------------------------------------------------------------------


Key derives income from two sources as a result of such arrangements. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from assets retained in connection with securitizations and accounted for like debt securities that are classified as available for sale or trading account assets.

SECURITIES

At September 30, 2000, the securities portfolio totaled $7.9 billion and comprised $6.7 billion of securities available for sale and $1.2 billion of investment securities. In comparison, the total portfolio at December 31, 1999, was $7.7 billion, including $6.7 billion of securities available for sale and $986 million of investment securities.

Figure 15 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 16 provides the same information about Key's investment securities. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, please see Note 5 ("Securities"), which begins on page 14.

                    FIGURE 15. SECURITIES AVAILABLE FOR SALE

                                                                                                                        OTHER
                                                  U.S. TREASURY,            STATES AND        COLLATERALIZED           MORTGAGE-
                                                   AGENCIES AND              POLITICAL           MORTGAGE               BACKED
dollars in millions                                CORPORATIONS            SUBDIVISIONS        OBLIGATIONS(a)         SECURITIES(a)
-----------------------------------------------------------------------------------------------------------------------------------
September 30, 2000
Remaining maturity:
     One year or less                               $ 2,081                    $  2             $   105                 $     2
     After one through five years                         6                      18               1,861                     657
     After five through ten years                         5                      28                 331                     716
     After ten years                                     13                      --                 177                      33
-----------------------------------------------------------------------------------------------------------------------------------
Fair value                                          $ 2,105                    $ 48             $ 2,474                 $ 1,408
Amortized cost                                        2,105                      48               2,561                   1,425
Weighted average yield(b)                              6.52%                   4.70%               7.71%                   7.15%
Weighted average maturity                         0.2 YEARS               5.5 YEARS           7.3 YEARS               5.4 YEARS
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
Fair value                                          $   127                    $ 53             $ 4,237                 $ 1,678
Amortized cost                                          128                      53               4,426                   1,705
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Fair value                                          $   128                    $ 61             $ 4,084                 $ 1,752
Amortized cost                                          128                      61               4,240                   1,772
-----------------------------------------------------------------------------------------------------------------------------------



                                                      RETAINED                                                 WEIGHTED
                                                    INTERESTS IN            OTHER                              AVERAGE
dollars in millions                               SECURITIZATIONS(a)      SECURITIES            TOTAL          YIELD(b)
------------------------------------------------------------------------------------------------------------------------
September 30, 2000
Remaining maturity:
     One year or less                                  $  56              $  10                $ 2,256           6.60%
     After one through five years                         93                 19                  2,654           7.02
     After five through ten years                        177                  6                  1,263           7.46
     After ten years                                      --                268(c)                 491           8.72
------------------------------------------------------------------------------------------------------------------------
Fair value                                             $ 326              $ 303                $ 6,664             --
Amortized cost                                           341                278                  6,758           7.25%
Weighted average yield(b)                               9.19%              6.31%                  7.25%            --
Weighted average maturity                          4.0 YEARS         10.5 YEARS              4.6 YEARS             --
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
Fair value                                             $ 343              $ 227                $ 6,665             --
Amortized cost                                           340                223                  6,875           6.77%
------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Fair value                                             $ 351              $ 191                $ 6,567             --
Amortized cost                                           365                184                  6,750           6.78%
------------------------------------------------------------------------------------------------------------------------




(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c) Includes equity securities with no stated maturity.

                        FIGURE 16. INVESTMENT SECURITIES


                                                STATES AND                                            WEIGHTED
                                                 POLITICAL             OTHER                          AVERAGE
dollars in millions                            SUBDIVISIONS        SECURITIES            TOTAL        YIELD(a)
---------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
Remaining maturity:
     One year or less                           $ 123             $   1                $   124          8.49%
     After one through five years                 150                --                    150          9.67
     After five through ten years                  79                24                    103          8.86
     After ten years                               12               864(b)                 876          6.23
---------------------------------------------------------------------------------------------------------------
Amortized cost                                  $ 364             $ 889                $ 1,253          8.22%
Fair value                                        373               889                  1,262            --
Weighted average yield(a)                        9.20%             6.13%                  8.22%           --
Weighted average maturity                   3.1 YEARS        10.0 YEARS              8.1 YEARS            --
---------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
Amortized cost                                  $ 447             $ 539                $   986          6.15%
Fair value                                        459               539                    998            --
---------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
Amortized cost                                  $ 490             $ 499                $   989          6.32%
Fair value                                        506               499                  1,005            --
---------------------------------------------------------------------------------------------------------------


(a) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b)  Includes equity securities with no stated maturity.

ASSET QUALITY

Key manages asset quality by following procedures that address the issue from many perspectives. Specifically, Key has groups of professionals that:

         -- evaluate and monitor the level of risk in credit-related assets;

         -- formulate underwriting standards and guidelines for line management;

         --     develop commercial and consumer credit policies and systems;

         --     establish credit-related concentration limits;

         -- review loans, leases, and other corporate assets to evaluate credit quality; and

         --     review the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at September 30, 2000, was $1.0 billion, or 1.51% of loans. This compares with $930 million, or 1.47% of loans, at September 30, 1999. The allowance includes $83 million (for 2000) and $47 million (for 1999) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 17. At September 30, 2000, the allowance for loan losses was 169.09% of nonperforming loans, compared with 225.73% at September 30, 1999.

Management relies on an iterative methodology to estimate the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. This methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 58 of Key's 1999 Annual Report to Shareholders. With the advent of enhanced credit scoring capabilities, management continues to review and refine Key's methodology for estimating the appropriate level of the allowance for loan losses. During the first quarter of 2000, Key enhanced its methodology for assessing credit risk, particularly within the commercial loan portfolio. As a result, we recorded an additional provision for loan losses of $121 million in March. This was followed by an additional $27 million provision in September that was driven principally by the impact of changing conditions within the economy and recorded in accordance with Key's risk management practices. In the prior year, first quarter results included an additional provision of $30 million related to an enhancement in the allowance methodology pertaining to the credit card portfolio.

NET LOAN CHARGE-OFFS. As shown in Figure 17, net loan charge-offs for the third quarter of 2000 were $104 million, or .63% of average loans, compared with $78 million, or .49%, for the same period last year. For the first nine months of 2000, net loan charge-offs totaled $306 million, or .63% of average loans, compared with $235 million, or .50%, for the first nine months of 1999. Included in net charge-offs in the current year are $15 million of credit card net charge-offs, including holdbacks and putbacks related to the January 2000 sale of the credit card portfolio. Excluding these net charge-offs and the $57 million of one-time charge-offs discussed below, Key's core net charge-offs for the first nine months of 2000 totaled $234 million, or .48% of average loans.

In February 1999, the Federal banking agencies published revised guidelines which, among other things, require that consumer loans be charged off when payments are past due by a prescribed number of days. One of the factors that drove this change is concern that existing guidance is being interpreted differently within the banking industry, resulting in disparity in how financial institutions carry out their charge-off practices. Key elected to implement these new guidelines during the first quarter of 2000, although compliance is not required until the end of this year. This resulted in the acceleration of $57 million of consumer loan charge-offs that might otherwise have occurred at later dates. Key's allowance at December 31, 1999, had already included an allocation for these potential losses. For more information on the revised guidelines, see Item 5 ("Other Information") on page 61.

In comparison with the third quarter of 1999, net charge-offs in the commercial loan portfolio rose by $34 million. This increase reflected a number of factors including the growth experienced in the overall portfolio, an increase in losses attributable to fraud and $21 million of charge-offs on shared national credits recorded in the third quarter of 2000. The increase in commercial loan net charge-offs was partially offset by an $8 million decline in the level of net charge-offs in the consumer loan portfolio. Net charge-offs of credit card receivables decreased by $19 million due to the sale of the portfolio. At the same time, net charge-offs in the remainder of the consumer portfolio increased by a modest $11 million.

                   FIGURE 17. SUMMARY OF LOAN LOSS EXPERIENCE


                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                                          ----------------------------             ----------------------------
dollars in millions                                         2000                 1999                 2000               1999
-------------------------------------------------------------------------------------------------------------------------------

Average loans outstanding during the period              $ 65,777             $ 62,799             $ 64,876            $ 62,036
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period         $    979             $    930             $    930            $    900
Loans charged off:
     Commercial, financial and agricultural                    60                   28                  131                  79
     Real estate-commercial mortgage                            2                    2                    6                   2
     Commercial lease financing                                 2                    4                    9                  13
-------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                               64                   34                  146                  94
     Real estate-residential mortgage                           1                    2                    5                   7
     Home equity                                                3                    2                   14                   7
     Credit card                                               --                   21                   16                  69
     Consumer-direct                                           14                   12                   43                  34
     Consumer-indirect lease financing                          2                   --                   13                  --
     Consumer-indirect other                                   45                   31                  150                 103
-------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                 65                   68                  241                 220
-------------------------------------------------------------------------------------------------------------------------------
                                                              129                  102                  387                 314
Recoveries:
     Commercial, financial and agricultural                     4                    6                   18                  21
     Real estate-commercial mortgage                           --                    2                    3                   4
     Commercial lease financing                                --                   --                    2                   1
-------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                4                    8                   23                  26
     Real estate-residential mortgage                           1                    1                    3                   4
     Home equity                                               --                   --                    1                  --
     Credit card                                                1                    3                    4                  11
     Consumer-direct                                            2                    2                    5                   6
     Consumer-indirect lease financing                         --                   --                    2                  --
     Consumer-indirect other                                   17                   10                   43                  32
-------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                 21                   16                   58                  53
-------------------------------------------------------------------------------------------------------------------------------
                                                               25                   24                   81                  79
-------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                        (104)                 (78)                (306)               (235)
Allowance related to loans sold                                (5)                  --                   (5)                 --
Provision for loan losses                                     131                   78                  382                 265
-------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period               $  1,001             $    930             $  1,001            $    930
                                                         =========            =========            =========           ========
-------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                         .63%                 .49%                 .63%                .50%
Allowance for loan losses to period-end loans                1.51                 1.47                 1.51                1.47
Allowance for loan losses to nonperforming loans           169.09               225.73               169.09              225.73
-------------------------------------------------------------------------------------------------------------------------------


NONPERFORMING ASSETS. Figure 18 shows the composition of Key's nonperforming assets. These assets totaled $617 million at September 30, 2000, and represented
 .93% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $440 million, or .70%, at September 30, 1999. The $177 million increase in the level of nonperforming assets over the past twelve months resulted from a $180 million increase in nonperforming loans, offset in part by a $3 million net decrease in OREO and other nonperforming assets. The increase in nonperforming loans reflects, in part, significant loan growth, the maturation of certain segments of the portfolio and the effect of changes in the Government's reimbursement policies for the health care industry.

The amounts presented in Figure 18 at September 30, 2000, have been restated from those previously reported. This restatement reflects a reclassification of certain loans from those reported as 90 days past due and still accruing to those reported as nonaccrual. The reclassified loans are predominantly home equity loans held by Key Home Equity Services, a division of Key Bank USA, National Association that acts as a third-party purchaser of home equity loans. Although these loans had not been properly categorized as nonaccrual in Key's internal reporting system, the accrual of interest on the balances had, in fact, ceased. Therefore, the restatement had no impact on Key's earnings.

          FIGURE 18. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS


                                                                    SEPTEMBER 30,            DECEMBER 31,       SEPTEMBER 30,
dollars in millions                                                          2000                    1999                1999
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                      $ 251                   $ 175               $ 146
Real estate-- commercial mortgage                                              92                     102                 102
Real estate-- construction                                                     28                       7                   6
Commercial lease financing                                                     45                      28                  31
----------------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                                                   416                     312                 285
Real estate-- residential mortgage                                             50                      44                  50
Home equity                                                                    71                      50                  42
Consumer-- direct                                                               8                       6                   5
Consumer-- indirect lease financing                                             6                       3                   3
Consumer-- indirect other                                                      41                      32                  27
----------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                                     176                     135                 127
----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                592                     447                 412

OREO                                                                           26                      27                  32
Allowance for OREO losses                                                      (1)                     (3)                 (8)
----------------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                                    25                      24                  24

Other nonperforming assets                                                     --                       2                   4
----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                             $ 617                   $ 473               $ 440
                                                                            =====                   =====               =====
----------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                                     $ 252                   $ 219               $ 235
----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                                       .89%                    .70%                .65%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets                                 .93                     .74                 .70
----------------------------------------------------------------------------------------------------------------------------------


DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" are Key's primary source of funding. These deposits consist of domestic deposits other than certificates of deposit of $100,000 or more. During the third quarter of 2000, core deposits averaged $37.7 billion, and represented 50% of the funds Key used to support earning assets, compared with $37.2 billion and 52%, respectively, during the same period last year. As shown in Figure 5 (which spans pages 38 and 39), Key has experienced a change in the mix of core deposits over the past twelve months. The levels of money market deposits, savings deposits and NOW accounts declined, primarily because we sold 28 branches with deposits of $1.3 billion as part of the October 1999 divestiture of our Long Island franchise. In addition, client preferences for higher returns and the strength of the securities markets during 1999 have also caused a shift from traditional bank products to nonbank financial investments, such as equity securities. At the same time, Key's time deposits have grown steadily as a result of client preferences for investments that offer higher returns, as well as our heightened focus on building Key's deposit base. During the third quarter, the deposits in Key's Retail Banking line of business grew by an annualized 8% from the prior quarter.

Purchased funds, comprising large certificates of deposit, deposits in the foreign office, and short-term borrowings, averaged $20.3 billion during the third quarter of 2000, compared with $17.2 billion a year ago. As shown in Figure 5, Key has relied more on purchased deposits and borrowings to fund earning assets in the current year. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. During the first nine months of 2000, Key securitized and sold $1.0 billion of education loans, $502 million of which occurred in the third quarter.

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

- Our 932 full-service KeyCenters in 13 states generate a sizable volume of core deposits. Key's Funding and Investment Management Group monitors deposit flows and considers alternate pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of September 30, 2000.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first nine months of 2000, affiliates paid KeyCorp a total of $506 million in dividends. As of September 30, 2000, the affiliate banks had an additional $703 million available to pay dividends without prior regulatory approval. These excess funds are generally maintained in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first nine months of 2000, Key's affiliate banks raised $5.6 billion under Key's bank note program. Of the notes issued during this period of time, $1.8 billion have original maturities in excess of one year and are included in long-term debt; the remaining $3.8 billion have original maturities of one year or less and are included in short-term borrowings. On January 21, 2000, Key commenced a new bank note program which provides for the aggregate issuance of both long- and short-term debt up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association).

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $7.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many other foreign currencies. There were $3.5 billion of borrowings outstanding under this facility as of September 30, 2000, $1.1 billion of which were issued during the current year.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a two-year revolving credit agreement that provide funding availability of up to $500 million and $400 million, respectively. As of September 30, 2000, $372 million of borrowings were outstanding under the commercial paper program; no amount was outstanding under the revolving credit agreement.

OTHER PUBLICLY ISSUED SECURITIES. KeyCorp has a universal shelf registration statement on file with the Securities and Exchange Commission that provides for the possible issuance of up to $1.3 billion of debt and equity securities. At September 30, 2000, unused capacity under the shelf registration totaled $412 million, all of which is reserved for future issuance as medium-term notes. If KeyCorp maintains its favorable debt ratings, shown below as of September 30, 2000, management believes that, under normal conditions in the capital markets, any eventual offering of securities should be well-received by investors.

                                              SENIOR            SUBORDINATED
                       COMMERCIAL           LONG-TERM            LONG-TERM
                          PAPER                DEBT                 DEBT
                   -------------------- -------------------  -------------------
Standard & Poor's            A-2                A-                   BBB+
Moody's                      P-1                A1                     A2

For more information about Key's sources and uses of cash for the nine-month periods ended September 30, 2000 and 1999, see the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at September 30, 2000, was $6.5 billion, up $131 million from the balance at December 31, 1999. Retained earnings grew by $372 million, while net unrealized losses on securities available for sale decreased by $73 million during the first nine months of 2000. The increase resulting from these items was substantially offset by a $305 million net increase in treasury stock stemming from share repurchases.

SHARE REPURCHASES. In light of Key's earnings outlook and strong capital position, in September 2000 the Board of Directors authorized the repurchase of 25,000,000 common shares, including the 3,647,200 shares remaining from the prior authority. These shares may be repurchased in the open market or through negotiated transactions. During the first nine months of 2000, Key repurchased a total of 17,652,800 of its common shares (including 1,200,000 shares under the September authorization) at an average price per share of $19.28.

At September 30, 2000, Key had 64,628,931 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2000, Key reissued 1,486,112 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.63% at September 30, 2000, compared with 7.66% at December 31, 1999, and 7.75% at September 30, 1999.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-adjusted assets of 4.0%, and total capital as a percent of risk-adjusted assets of 8.0%. As of September 30, 2000, Key's Tier 1 capital ratio was 7.59%, and its total capital ratio was 11.34%.

The leverage ratio is Tier 1 capital as a percentage of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.0%. All other bank holding companies must maintain a minimum ratio of 4.0%. As of September 30, 2000, KeyCorp had a leverage ratio of 7.76%, which is substantially higher than the minimum requirement.

Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Both of Key's affiliate banks qualified as "well capitalized" at September 30, 2000, since each exceeded the prescribed thresholds of 10% for total capital, 6% for Tier 1 capital, and 5% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at September 30, 2000. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 19 presents the details of Key's regulatory capital position at September 30, 2000, December 31, 1999, and September 30, 1999.

             Figure 19. Capital Components and Risk-Adjusted Assets

                                                                    SEPTEMBER 30,            DECEMBER 31,         SEPTEMBER 30,
dollars in millions                                                          2000                    1999                  1999
-----------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital
     Common shareholders' equity(a)                                        $6,565                  $6,508                $6,503
     Qualifying capital securities                                          1,243                   1,243                 1,243
     Less:  Goodwill                                                       (1,339)                 (1,389)               (1,422)
            Other intangible assets(b)                                        (48)                    (56)                  (60)
-----------------------------------------------------------------------------------------------------------------------------------
          Total Tier 1 capital                                              6,421                   6,306                 6,264
-----------------------------------------------------------------------------------------------------------------------------------
Tier 2 capital
     Allowance for loan losses(c)                                           1,001                     930                   930
     Net unrealized holding gains(d)                                           13                       3                     2
     Qualifying long-term debt                                              2,158                   2,330                 2,350
-----------------------------------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                              3,172                   3,263                 3,282
-----------------------------------------------------------------------------------------------------------------------------------
          Total capital                                                    $9,593                  $9,569                $9,546
                                                                           ======                  ======                ======
Risk-adjusted assets
     Risk-adjusted assets on balance sheet                                $71,152                 $68,619               $67,342
     Risk-adjusted off-balance sheet exposure                              14,636                  14,513                13,713
     Less:  Goodwill                                                       (1,339)                 (1,389)               (1,422)
            Other intangible assets(b)                                        (48)                    (56)                  (60)
     Plus:  Market risk-equivalent assets                                     174                     391                   370
            Net unrealized holding gains(d)                                    13                       3                     2
-----------------------------------------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                                       84,588                  82,081                79,945
     Less:  Excess allowance for loan losses(c)                                 -                      -                     -
-----------------------------------------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                                        $84,588                 $82,081               $79,945
                                                                           ======                  ======                ======

Average quarterly total assets                                            $84,105                 $82,574               $81,295
                                                                           ======                  ======                ======

Capital ratios
     Tier 1 risk-adjusted capital ratio                                      7.59 %                  7.68 %                7.84 %
     Total risk-adjusted capital ratio                                      11.34                   11.66                 11.94
     Leverage ratio(e)                                                       7.76                    7.77                  7.85

-----------------------------------------------------------------------------------------------------------------------------------


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

(e) Tier 1 capital as a percentage of average quarterly total assets, less goodwill and other non-qualifying intangible assets as defined in note (b).

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information included in the Market Risk Management section beginning on page 41 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

           There are currently pending eight separate lawsuits brought by purchasers of the Securities against McDonald, as well as other defendants (one suit in Federal District Court in Minnesota; two suits in Federal District Court in New York; two suits in California; and one suit in each of Connecticut, Illinois and New Jersey). The aggregate amount of Securities alleged to have been purchased by the plaintiffs in these eight lawsuits is at least $257 million. While the relief claimed in the lawsuits varies, generally, the plaintiffs seek rescission of the sale of the Securities, compensatory damages, punitive damages, pre- and post judgment interest, legal fees and expenses, and in the case of the New Jersey action (in which plaintiffs allege damages of approximately $54 million), treble damages consistent with applicable law.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           (15)     Acknowledgment Letter of Independent Auditors

           (27)     Financial Data Schedule (filed electronically only)

       (b) Reports on Form 8-K

         July 19, 2000 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on July 18, 2000, the Registrant issued a press release announcing its earnings results for the three- and six-month periods ended June 30, 2000.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 2000.

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

                                                         KEYCORP
                                           ------------------------------------
                                                       (Registrant)


Date:  November 10, 2000                     /s/     Lee Irving
                                           ------------------------------------
                                             By:   Lee Irving
                                                   Executive Vice President
                                                   and Chief Accounting
                                                   Officer