Form 10-K
period 2000-12-31
KEYCORP /NEW/
filed 2001-03-22
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NUMBER 0-850

                                 [KEYCORP LOGO]
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                                    Yes [X]
                                     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $11,027,341,260 at February 28, 2001. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 28, 2001.)

                               424,128,510 Shares
--------------------------------------------------------------------------------
     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 28, 2001)

Certain specifically designated portions of KeyCorp's 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          2000 FORM 10-K ANNUAL REPORT

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

KeyCorp, organized in 1958 under the laws of the state of Ohio and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), is headquartered in Cleveland, Ohio. At December 31, 2000, it was one of the nation's largest integrated multi-line financial services companies with consolidated total assets of $87 billion. Its subsidiaries provide investment management, retail and commercial banking, consumer finance and investment banking products and services to corporate, individual and institutional clients through four lines of business: Key Retail Banking, Key Specialty Finance, Key Corporate Capital and Key Capital Partners. As of December 31, 2000, these services were provided across much of the country through banking subsidiaries operating 922 full-service branches in 13 states, a 24-hour telephone banking call center and 2,443 ATMs in 18 states. Additional information pertaining to the four business lines referred to above is included in the "Line of Business Results" section beginning on page 36 and in Note 4 ("Line of Business Results"), beginning on page 70 of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders and is incorporated herein by reference. KeyCorp and its subsidiaries have 22,142 full-time equivalent employees as of December 31, 2000.

In addition to the customary banking services of accepting deposits and making loans, KeyCorp's bank and trust company subsidiaries provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary banks, trust company and registered investment adviser subsidiaries, KeyCorp provides investment management services to individual and institutional clients, including large corporate and public retirement plans, foundations and endowments, high net worth individuals and Taft-Hartley plans (i.e., multiemployer trust funds established for providing pension, vacation or other benefits to employees). In addition, investment management subsidiaries serve as investment advisers to proprietary mutual funds offered by other KeyCorp affiliates.

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

The following financial data is included in the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

               DESCRIPTION OF FINANCIAL DATA                  PAGE
               -----------------------------                  ----
Selected Financial Data.....................................   34
Average Balance Sheets, Net Interest Income and
  Yields/Rates..............................................   40
Components of Net Interest Income Changes...................   39
Composition of Loans........................................   49
Maturities and Sensitivity of Certain Loans to Changes in
  Interest Rates............................................   50
Securities Available for Sale...............................   51
Investment Securities.......................................   52
Allocation of the Allowance for Loan Losses.................   53
Summary of Loan Loss Experience.............................   54
Summary of Nonperforming Assets and Past Due Loans..........   55
Maturity Distribution of Time Deposits of $100,000 or
  More......................................................   56
Impaired Loans and Other Nonperforming Assets...............   75
Short-Term Borrowings.......................................   75

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

ACQUISITIONS AND DIVESTITURES

The information presented in Note 3 ("Acquisitions and Divestitures"), beginning on page 69 of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders is incorporated herein by reference.

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

In recent years, mergers between financial institutions have led to greater concentration in the banking industry and placed added competitive pressure on Key's core banking services. In addition, competition is expected to intensify as a consequence of the financial modernization laws that were enacted in November 1999 and permit qualifying financial institutions to expand into other activities. For example, commercial banks are now permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See "Interstate Banking and Branching" and "Financial Modernization Legislation" on page 7.

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

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in commercial or industrial activities. KeyCorp's banking subsidiaries are also subject to extensive regulation, supervision and examination by applicable Federal banking agencies. KeyCorp operates two full-service, FDIC-insured national bank subsidiaries, KeyBank National Association ("KeyBank") and Key Bank USA, National Association ("KeyBank USA"), and one national bank subsidiary whose activities are limited to those of a fiduciary. All of KeyCorp's national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Because the deposits in KeyBank and KeyBank USA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over both banking subsidiaries.

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies and self-regulated organizations. For example, KeyCorp's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. or the New York Stock Exchange and state securities regulators; KeyCorp's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

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

Holding Company Structure

Transactions Involving Banking Subsidiaries. KeyCorp's national bank subsidiaries (and their subsidiaries) are subject to Federal Reserve Act provisions which impose qualitative standards and quantitative limitations upon certain transactions with or involving KeyCorp (and its nonbank subsidiaries which are not subsidiaries of KeyCorp's national banks). Transactions covered by these provisions, which include loans and other extensions of credit as well as purchases and sales of assets, must be on arm's length terms, cannot exceed certain amounts which are determined with reference to the bank's regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For example, the aggregate of all such outstanding covered transactions by KeyBank and KeyBank USA, including their subsidiaries, with or involving KeyCorp and its nonbank subsidiaries which are not subsidiaries of KeyBank and KeyBank USA was limited at December 31, 2000, to approximately $1.8 billion. As a result, these provisions materially restrict the ability of KeyCorp's national bank subsidiaries and their subsidiaries to fund KeyCorp and its nonbank subsidiaries which are not subsidiaries of KeyCorp's national banks.

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

Uniform Retail Credit Policy. In February of 1999 and June of 2000, the Federal banking agencies published revised uniform supervisory guidance with respect to classification and charge-off of delinquent retail loans and lines of credit. Key's implementation of this revised guidance, which was required by December 31, 2000, resulted in the acceleration of consumer loan charge-offs of $57 million in the first quarter of 2000 that otherwise might have occurred at later dates and $13 million in the fourth quarter of 2000.

Subprime Lending. In January of 2001 the Federal banking agencies published expanded guidance to examiners in connection with their examination of subprime lending programs. For these purposes, a subprime lending program is one that targets borrowers with weakened credit histories (as may be evidenced, for example, by payment delinquencies, chargeoffs, judgments, or bankruptcies) or having questionable repayment capacity (as may be evidenced, for example, by low credit bureau scores or high debt-burden ratios). The guidance addresses supervisory expectations with respect to risk management, the allowance for loan and lease losses, regulatory capital, examination review and analysis (both at the portfolio and transaction level), classification guidelines for both individual loans and portfolios, cure program documentation, and predatory or abusive lending practices. While this guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure of at least 25% of Tier 1 capital, Federal banking examiners may apply it to other subprime portfolios such as those that are experiencing rapid growth or adverse performance trends, that are administered by inexperienced management, or which possess inadequate or weak controls. Management is currently in the process of evaluating the impact of this guidance upon Key.

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

Bank holding companies, such as KeyCorp, whose trading activities exceed specified levels are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 2000, Key's Tier 1 and total capital to risk-weighted assets ratios were 7.72% and 11.48%, respectively, which include all required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board's leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4%. Neither KeyCorp nor any of its banking subsidiaries has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2000, Key's Tier 1 capital leverage ratio was 7.71%.

KeyCorp's national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2000, each of these banking subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

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

Proposals published in 2000, and January and February of 2001, to amend the regulatory capital treatment of recourse obligations, direct credit substitutes, asset securitizations, claims on securities firms, treatment of residual interests in asset securitizations and other transfers of financial assets, and certain equity and debt investments in nonfinancial companies have not been acted upon through February of 2001. Until final regulatory guidance is published, the financial impact upon Key's regulatory capital cannot be determined.

As noted on page 4 in "Subprime Lending", the subprime lending examination guidance published in January of 2001 addresses, among other matters, Federal banking agency supervisory expectations with respect to regulatory capital of institutions with subprime lending portfolios. For an institution having subprime lending portfolio exposure aggregating 25% or more of the institution's Tier 1 capital, the guidance indicates examiners will likely expect, as a minimum, that the institution would hold capital against such portfolio in an amount that is 1.5 to 3.0 times greater than what is appropriate for non-subprime assets of a similar type. (Federal banking examiners may also apply this additional capital requirement to other subprime portfolios such as those that are experiencing rapid growth or adverse performance trends, that are administered by inexperienced management, or which possess inadequate or weak controls.) As noted in the section entitled "Subprime Lending," management is currently in the process of evaluating the impact of this guidance upon Key.

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

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized -- using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 2000, each KeyCorp insured depository institution subsidiary met the requirements for the "well capitalized" capital category. An institution's prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its banking subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

FDIC DEPOSIT INSURANCE AND FINANCING CORPORATION BOND ASSESSMENTS

Because substantially all of the deposits of KeyCorp's depository institution subsidiaries are insured up to applicable limits by the FDIC, these subsidiaries are subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 1999 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution's capitalization and Federal supervisory evaluation. Each of KeyCorp's depository institution subsidiaries in 2000 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key's earnings.

Beginning in 1997, all BIF-member institutions were required to join with SAIF-member institutions in servicing the approximately $793 million of annual interest on 30-year non-callable bonds issued by the Financing Corporation ("FICO") in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO bond assessments are separate from and in addition to deposit insurance premium assessments and, unlike deposit insurance premium assessments, do not vary with the depository institution's capitalization and Federal supervisory evaluation. Federal law required the FICO assessment rate on BIF assessable deposits to be one-fifth of that imposed on SAIF assessable deposits through 1999. For 1999, Key paid approximately $6 million in FICO assessments. Starting in 2000, BIF and SAIF FICO assessment rates equalized. Key's FICO assessment expense for 2000 increased to approximately $9 million.

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

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act (the "GLBA"), enacted in November of 1999 authorizes new activities for qualifying financial institutions. The GLBA repeals significant provisions of the Glass Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modifies the BHCA to permit bank holding companies that meet certain specified standards (known as "financial holding companies") to engage in a broader range of financial activities than previously permitted under the BHCA, and allows subsidiaries of commercial banks that meet certain specified standards (known as "financial subsidiaries") to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances. In February of 2000 KeyCorp filed with the Federal Reserve Board its declaration of election to become a financial holding company. This election became effective in March of 2000. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in insurance agency activities without geographic restriction.

GLBA also established new requirements for financial institutions to provide new privacy protections to consumers. In June of 2000 the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties. Financial institutions must be in compliance with the final regulation by July 1, 2001.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KeyBank and KeyBank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2000, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the banking subsidiaries of KeyCorp owned 507 of their branch banking offices and leased 415 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-years from inception. Additional information pertaining to Key's properties is presented in Note 1 ("Summary of Significant Accounting Policies"), beginning on page 65 of the

Financial Review section of KeyCorp's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

The information presented in the Legal Proceedings section of Note 17 ("Commitments, Contingent Liabilities and Other Disclosures"), beginning on page 82, of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders are incorporated herein by reference:

                                                              PAGE
                                                              ----
Discussion of common shares and shareholder information
  presented in the capital and dividends section............   57
Presentation of quarterly market price and cash dividends
  per common share..........................................   59
Discussion of dividend restrictions presented in Note 17
  ("Commitments, Contingent Liabilities and Other
  Disclosures").............................................   83

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 34 of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 32 through 59 of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption "Market risk management" presented on pages 39 through 44 of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 59 and on pages 61 through 88, respectively, of the Financial Review section of KeyCorp's 2000 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 17, 2001, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before March 26, 2001. The information set forth in the sections captioned, "AUDIT AND RISK REVIEW COMMITTEE INDEPENDENCE" and "AUDIT AND RISK REVIEW COMMITTEE REPORT" and Exhibit A captioned "KEYCORP AUDIT AND RISK REVIEW COMMITTEE CHARTER" contained in KeyCorp's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 17, 2001, are not incorporated by reference in this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 17, 2001, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 17, 2001, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its final proxy statement on or before March 26, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 17, 2001, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before March 26, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 17, 2001, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before March 26, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp's 2000 Annual Report to
Shareholders:

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors.........    60
Consolidated Balance Sheets at December 31, 2000 and 1999...    61
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................    62
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2000, 1999 and 1998......    63
Consolidated Statements of Cash Flow for the Years Ended
  December 31, 2000, 1999 and 1998..........................    64
  Notes to Consolidated Financial Statements................    65

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) EXHIBITS*

      3.1 Amended and Restated Articles of Incorporation of KeyCorp filed, as Exhibit 3 to Form 10-Q for the quarter ended
                   September 30, 1998, and incorporated herein by reference.

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

     10.3          Form of Premium Priced Option Grant between KeyCorp and
                   Robert W. Gillespie dated January 13, 1999, filed as Exhibit
                   10.2 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

     10.4          Form of Premium Priced Option Grant between KeyCorp and
                   Henry L. Meyer III dated January 13, 1999, filed as Exhibit
                   10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

     10.5          Form of Option Grant between KeyCorp and Robert W.
                   Gillespie, dated November 15, 2000.

     10.6 Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000.

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

     10.9          Second Amendment to Amended and Restated Employment
                   Agreement between KeyCorp and Robert W. Gillespie, dated
                   November 23, 1999, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

     10.10         Amended Employment Agreement between KeyCorp and Henry L.
                   Meyer III, dated February 1, 2001.

     10.11 Letter Agreement between KeyCorp and Thomas C. Stevens, dated May 10, 1996, as amended April 7, 1997, filed as
                   Exhibit 10.12 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.12 Employment Agreement among KeyCorp, William B. Summers, Jr., and McDonald Investments Inc., dated October 4, 2000.

     10.13 Employment Agreement among KeyCorp, Robert T. Clutterbuck and McDonald Investments Inc., dated October 4, 2000.

     10.14         KeyCorp Long Term Incentive Plan (January 1, 1998) filed as
                   Exhibit 10.3 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.15         KeyCorp Annual Incentive Plan (December 21, 1999
                   Restatement), filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

     10.16         KeyCorp Amended and Restated 1991 Equity Compensation Plan
                   (Amended as of January 17, 2001).

     10.17         Society Corporation 1988 Stock Option Plan, amended as of
                   September 19, 1996, filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.18         KeyCorp 1988 Stock Option Plan as Amended and Restated as of
                   September 19, 1996, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.19 McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference.

     10.20         McDonald & Company Investments, Inc. 1995 Key Employees
                   Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.21         KeyCorp Directors' Stock Option Plan (November 17, 1994
                   Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.22 KeyCorp 1997 Stock Option Plan for Directors as amended and restated on April 21, 1999, filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

     10.23         KeyCorp Umbrella Trust for Directors, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.28 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.24         Amended and Restated Director Deferred Compensation Plan
                   (May 18, 2000 Amendment and Restatement) filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

     10.25         KeyCorp Directors' Survivor Benefit Plan, effective
                   September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.26 KeyCorp Excess 401(k) Savings Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.27         KeyCorp Excess Cash Balance Pension Plan (Amended and
                   Restated as of January 1, 1998), filed as Exhibit 10.34 to
                   Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.28 First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.29 KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.30         KeyCorp Automatic Deferral Plan, filed as Exhibit 10.3 to
                   Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.31         First Amendment to KeyCorp Automatic Deferral Plan.

     10.32 Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April
                   1, 1997, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

     10.33         Trust Agreement (Executive Benefits Rabbi Trust), dated
                   November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

     10.34         KeyCorp Umbrella Trust for Executives, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.27 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.35 KeyCorp Supplemental Retirement Plan, amended, restated and effective August 1, 1996, filed as Exhibit 10.32 to Form
                   10-K for the year ended December 31, 1997, and incorporated herein by reference.

     10.36 First Amendment to KeyCorp Supplemental Retirement Plan, effective July 1, 1999, filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.37         Second Amendment to KeyCorp Supplemental Retirement Plan.

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

     10.42         Third Amendment to KeyCorp Executive Supplemental Pension
                   Plan.

     10.43         KeyCorp Supplemental Retirement Benefit Plan for Key
                   Executives, effective July 1, 1990, restated August 16,
                   1990, amended as of January 1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.44         Third Amendment to KeyCorp Supplemental Retirement Benefit
                   Plan for Key Executives, effective July 1, 1999, filed as
                   Exhibit 10.7 to Form 10-Q for the quarter ended September
                   30, 1999, and incorporated herein by reference.

     10.45 KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.24 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     10.46 KeyCorp Universal Life Insurance Plan filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     10.47         KeyCorp Supplemental Long Term Disability Plan filed as
                   Exhibit 10.15 to Form 10-K for the year ended December 31,
                   1993, and incorporated herein by reference.

     10.48 Old KeyCorp Supplemental Disability Plan (Specimen Document) filed as Exhibit 10.17 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     12            Statement re: Computation of Ratios.

     13            KeyCorp 2000 Annual Report to Shareholders.

     21            Subsidiaries of the Registrant.

     23            Consent of Independent Auditors.

     24            Powers of Attorney.

KeyCorp hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.48 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the Securities and Exchange Commission. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

(b) REPORTS ON FORM 8-K

October 13, 2000 -- The Registrant's disclosure of its intention to issue a press release on October 17, 2000, that announces its earnings for the three-month and nine-month periods ended September 30, 2000.

October 18, 2000 -- The Registrant's October 17, 2000, press release announcing its earnings results for the three-month and nine-month periods ended September 30, 2000.

No other reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                            KEYCORP

                                            /s/  THOMAS C. STEVENS
                                            ------------------------------------
                                            THOMAS C. STEVENS
                                            Vice Chairman,
                                            Chief Administrative Officer and
                                            Secretary
                                            March 15, 2001

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

         SIGNATURE                       TITLE
         ---------                       -----
*Robert W. Gillespie          Chairman and Director

*Henry L. Meyer III           President (Principal
                              Executive Officer), Chief
                              Executive Officer and
                              Director

*K. Brent Somers              Senior Executive Vice
                              President and Chief
                              Financial Officer (Principal
                              Financial Officer)

*Lee G. Irving                Executive Vice President and
                              Chief Accounting Officer
                              (Principal Accounting
                              Officer)

*William G. Bares             Director

*Albert C. Bersticker         Director

         SIGNATURE                       TITLE
         ---------                       -----

  *Edward P. Campbell         Director

  *Thomas A. Commes           Director

  *Kenneth M. Curtis          Director

  *Alexander M. Cutler        Director

  *Henry S. Hemingway         Director

  *Charles R. Hogan           Director

  *Douglas J. McGregor        Director

  *Steven A. Minter           Director

  *Bill R. Sanford            Director

  *Ronald B. Stafford         Director

  *Dennis W. Sullivan         Director

  *Peter G. Ten Eyck, II      Director

                                            /s/ Thomas C. Stevens
                                            ------------------------------------
                                            * By Thomas C. Stevens,
                                              attorney-in-fact
                                              March 15, 2001