Form 10-Q
period 2001-03-31
KEYCORP /NEW/
filed 2001-05-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    OHIO                                                          34-6542451
---------------------------------------------                      ------------------------------------------
      (State or other jurisdiction of                                          (I.R.S. Employer
       incorporation or organization)                                         Identification No.)

     127 PUBLIC SQUARE, CLEVELAND, OHIO                                           44114-1306
---------------------------------------------                      ------------------------------------------
  (Address of principal executive offices)                                        (Zip Code)

                                                 (216) 689-6300
                             ------------------------------------------------------
                              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Shares with a par value of $1 each                         424,518,284 Shares
      ----------------------------------------------              ------------------------------------
                    (Title of class)                                (Outstanding at April 30, 2001)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS                                                               Page Number
                                                                                              -----------
           Consolidated Balance Sheets --
              March 31, 2001, December 31, 2000 and March 31, 2000                                 3

           Consolidated Statements of Income --
              Three months ended March 31, 2001 and 2000                                           4

           Consolidated Statements of Changes in Shareholders' Equity --
              Three months ended March 31, 2001 and 2000                                           5

           Consolidated Statements of Cash Flow --
              Three months ended March 31, 2001 and 2000                                           6

           Notes to Consolidated Financial Statements                                              7

           Independent Accountants' Review Report                                                 24

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                           25

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                                 53



                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                                                      54

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                       54

           Signature                                                                              54

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31,  DECEMBER 31,  MARCH 31,
dollars in millions                                                                         2001         2000        2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)             (UNAUDITED)
ASSETS
Cash and due from banks                                                                   $  2,484    $  3,189    $  2,757
Short-term investments                                                                       1,892       1,884       2,567
Securities available for sale                                                                6,900       7,329       6,269
Investment securities (fair value: $1,220, $1,208 and $1,063)                                1,208       1,198       1,053
Loans, net of unearned income of $1,783, $1,789 and $1,618                                  67,027      66,905      64,064
          Less: Allowance for loan losses                                                    1,001       1,001         979
--------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                         66,026      65,904      63,085
Premises and equipment                                                                         703         717         761
Goodwill                                                                                     1,311       1,324       1,378
Other intangible assets                                                                         40          44          56
Corporate-owned life insurance                                                               2,241       2,215       2,132
Accrued income and other assets                                                              3,652       3,466       3,446
--------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                    $ 86,457    $ 87,270    $ 83,504
                                                                                          ========    ========    ========

LIABILITIES
Deposits in domestic offices:
     Noninterest-bearing                                                                  $  8,329    $  9,076    $  8,283
     Interest-bearing                                                                       36,152      35,519      34,718
Deposits in foreign office--interest-bearing                                                 1,484       4,054       3,035
--------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                    45,965      48,649      46,036
Federal funds purchased and securities sold under repurchase agreements                      4,463       4,936       2,621
Bank notes and other short-term borrowings                                                   8,721       6,957       8,015
Accrued expense and other liabilities                                                        4,803       4,701       4,312
Long-term debt                                                                              14,495      14,161      14,784
Corporation-obligated mandatorily redeemable preferred capital securities
  of subsidiary trusts holding solely subordinated debentures of KeyCorp (See Note 9)        1,308       1,243       1,243
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                 79,755      80,647      77,011

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                      --          --          --
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares        492         492         492
Capital surplus                                                                              1,399       1,402       1,406
Retained earnings                                                                            6,444       6,352       6,077
Loans to ESOP trustee                                                                          (13)        (13)        (24)
Treasury stock, at cost (67,474,937 and 54,299,186 shares)                                  (1,573)     (1,600)     (1,301)
Accumulated other comprehensive loss                                                           (47)        (10)       (157)
--------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                         6,702       6,623       6,493
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                      $ 86,457    $ 87,270    $ 83,504
                                                                                          ========    ========    ========
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
dollars in millions, except per share amounts                                        2001         2000
------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                           $   1,418    $   1,347
Taxable investment securities                                                           7            4
Tax-exempt investment securities                                                        5            6
Securities available for sale                                                         120          112
Short-term investments                                                                 20           20
------------------------------------------------------------------------------------------------------
     Total interest income                                                          1,570        1,489

INTEREST EXPENSE
Deposits                                                                              460          377
Federal funds purchased and securities sold under repurchase agreements                70           48
Bank notes and other short-term borrowings                                            105          126
Long-term debt, including capital securities                                          247          267
------------------------------------------------------------------------------------------------------
     Total interest expense                                                           882          818
------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                   688          671
Provision for loan losses                                                             110          183
------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                   578          488

NONINTEREST INCOME
Trust and investment services income                                                  141          160
Investment banking and capital markets income                                          65           89
Service charges on deposit accounts                                                    84           86
Corporate-owned life insurance income                                                  27           25
Letter of credit and loan fees                                                         29           23
Net securities gains                                                                   26            1
Gain from divestiture                                                                  --          332
Other income                                                                           83           90
------------------------------------------------------------------------------------------------------
     Total noninterest income                                                         455          806

NONINTEREST EXPENSE
Personnel                                                                             364          382
Net occupancy                                                                          57           57
Computer processing                                                                    62           59
Equipment                                                                              38           48
Marketing                                                                              27           22
Amortization of intangibles                                                            26           25
Professional fees                                                                      18           19
Restructuring charges                                                                  (4)           7
Other expense                                                                         110          108
------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                        698          727

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 335          567
Income taxes                                                                          117          200
------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  218          367
     Cumulative effect of accounting change, net of tax (see Note 1)                   (1)          --
------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $     217    $     367
                                                                                =========    =========

Per common share:
     Income before cumulative effect of account change                               $.51         $.83
     Net income                                                                       .51          .83
     Income before cumulative effect of accounting change - assuming dilution         .51          .83
     Net income - assuming dilution                                                   .51          .83
Weighted average common shares outstanding (000)                                  424,024      441,834
Weighted average common shares and potential common shares outstanding (000)      429,917      443,757
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                         ACCUMULATED
                                                                             LOANS TO      TREASURY            OTHER
Dollars in millions,                        COMMON    CAPITAL     RETAINED       ESOP         STOCK,   COMPREHENSIVE  COMPREHENSIVE
except per share amounts                    SHARES    SURPLUS     EARNINGS    TRUSTEE       AT COST    INCOME (LOSS)  INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 $492      $1,412      $5,833       $(24)       $(1,197)       $(127)
Net income                                                            367                                                     $367
Other comprehensive losses:
  Net unrealized losses on securities
   available for sale, net of income
   taxes of ($19)(a)                                                                                         (29)              (29)
  Foreign currency translation adjustments                                                                    (1)               (1)
                                                                                                                              ----
      Total comprehensive income                                                                                              $337
                                                                                                                              ====
Cash dividends on common shares
   ($.28 per share)                                                  (123)
Issuance of common shares:
    Employee benefit and dividend
     reinvestment plans - 528,057
     net shares                                            (6)                                   13
Repurchase of common shares -
   6,365,000 shares                                                                            (117)
------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                    $492      $1,406      $6,077       $(24)       $(1,301)       $(157)
                                             ====      ======      ======       ====        =======        =====
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                 $492      $1,402      $6,352       $(13)       $(1,600)       $ (10)
Net income                                                            217                                                     $217
Other comprehensive income (losses):
  Net unrealized losses on securities
   available for sale, net of income
   taxes of ($1)(a)                                                                                           (9)               (9)
  Cumulative effect of change in
    accounting for derivative financial
    instruments, net of income taxes
    of ($12)                                                                                                 (22)              (22)
  Net losses on derivative financial
    instruments, net of income
    taxes of ($7)                                                                                            (11)              (11)
  Foreign currency translation adjustments                                                                     5                 5
                                                                                                                              ----
      Total comprehensive income                                                                                              $180
                                                                                                                              ====
Cash dividends on common shares
   ($.295 per share)                                                 (125)
Issuance of common shares:
    Employee benefit and dividend
     reinvestment plans - 1,159,943
     net shares                                            (3)                                   27
------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                    $492      $1,399      $6,444       $(13)       $(1,573)        $(47)
                                             ====      ======      ======       =====       ========        =====
------------------------------------------------------------------------------------------------------------------


(a) Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)




                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
in millions                                                                             2001             2000
==============================================================================================================
OPERATING ACTIVITIES
Net income                                                                             $   217       $   367
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                          110           183
        cumulative effect of accounting change, net of tax                                   1          --
        Depreciation expense and software amortization                                      71            71
        Amortization of intangibles                                                         26            25
        Net gain from divesture                                                           --            (332)
        Net securities gains                                                               (26)           (1)
        Net (gains) losses from venture capital investments                                 16           (15)
        Net gains from loan securitizations and sales                                       (5)           (9)
        Deferred income taxes                                                               43            57
        Net increase in mortgage loans held for sale                                      (190)         (383)
        Net increase in trading account assets                                            (132)         (135)
        Net decrease in accrued restructuring charges                                      (22)          (20)
        Other operating activities, net                                                    (66)          224
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   43            32
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                     (744)         (992)
Purchase of loans                                                                         (107)         --
Proceeds from loan securitizations and sales                                               796         2,087
Purchase of investment securities                                                          (55)          (83)
Proceeds from sales of investment securities                                                26             5
Proceeds from prepayments and maturities of investment securities                           26            33
Purchases of securities available for sale                                              (1,751)          (20)
Proceeds from sales of securities available for sale                                       110            73
Proceeds from prepayments and maturities of securities
 available for sale                                                                      2,082           225
Net(increase) decrease in other short-term investments                                     124          (573)
Purchases of premises and equipment                                                        (20)          (19)
Proceeds from sales of premises and equipment                                             --              13
Proceeds from sales of other real estate owned                                              10             5
Cash used in acquisitions, net of cash acquired                                             (3)         (357)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  494           397
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                     (2,700)        2,803
Net increase (decrease) in short-term borrowings                                         1,278        (1,980)
Net proceeds from issuance of long-term debt, including capital
  securities                                                                             1,256           393
Payments on long-term debt, including capital securities                                  (962)       (1,470)
Purchase of treasury shares                                                               --            (117)
Net proceeds from issuance of common stock                                                  11             6
Cash dividends                                                                            (125)         (123)
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (1,242)         (488)
---------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                   (705)          (59)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                           3,189         2,816
---------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                               $ 2,484       $ 2,757
                                                                                       =======       =======
---------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
        Interest paid                                                                     $953          $754
        Income taxes paid                                                                   (8)           49
Noncash items:
        Derivative assets resulting from adoption of
          net accounting standard                                                         $120          --
        Derivative liabilities resulting from adoption
          of new accounting standard                                                       152          --
================================================================================================================


See Notes to Consolidated Financial Statements (Unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            1.  BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key's 2000 Annual Report to Shareholders.

As used in these Notes, KeyCorp refers solely to the parent company and Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2001

DERIVATIVES AND HEDGING ACTIVITIES. Effective January 1, 2001, Key adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments ("derivatives") and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of derivatives depends on whether they have been designated and qualify as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are designated and qualify as hedging instruments must be designated as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Key does not have any derivatives that hedge net investments in foreign operations.

Derivatives that are used to hedge changes in the fair value of existing assets, liabilities, and firm commitments against changes in interest rates or other economic factors are designated as fair value hedges. The gain or loss on the derivative as well as the related loss or gain on the hedged item attributable to the hedged risk are recognized in earnings during the period of the change in fair values. Derivatives that are used to hedge the variability of future cash flows against changes in interest rates or other economic factors are designated as cash flow hedges. The effective portion of a gain or loss on a derivative designated as a cash flow hedge is reported as a component of other comprehensive income or loss and reclassified into earnings in the same period or periods that the hedged transaction affects earnings. The ineffective portion of the derivative gain or loss, if any, is recognized in earnings during the current period. For derivatives not designated as hedging instruments, the gain or loss is recognized immediately in earnings.

As a result of adopting SFAS 133, Key recorded a cumulative loss of $1 million in net income and a cumulative loss of $22 million in other comprehensive income
(loss) during the first quarter of 2001.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), which replaces SFAS 125. SFAS 140 retains most of the SFAS 125 provisions related to controlling interests and adds three significant new rules. These new rules:

- prescribe the test that determines whether a special purpose entity ("SPE") is a "qualifying" SPE, and prescribe the amount and type of derivative instruments a qualifying SPE can hold and the activities it may pursue;

- provide more restrictive guidance regarding the circumstances under which a company that transfers assets to a qualifying SPE will be deemed to have relinquished control of such assets and may account for the transaction as a sale; and

- require extensive disclosures about collateral, assets securitized and accounted for as a sale, and retained interests in securitized assets.

SFAS 140 is effective for transactions entered into after March 31, 2001. However, the statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Key included the disclosures required by SFAS 140 in its December 31, 2000, financial statements.

RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON CERTAIN INVESTMENTS. In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the auspices of the Financial Accounting Standards Board, reached a consensus in EITF 99-20 that provides guidance on how to record interest income and measure impairment on beneficial interests retained in a securitization transaction accounted for as a sale under SFAS 140, and purchased beneficial interests in securitized financial assets. Assets subject to this accounting guidance are carried on the balance sheet as securities available for sale [see Note 5 ("Securities") starting on page 13] or as trading account assets. This accounting guidance is effective for fiscal quarters beginning after March 15, 2001. Key adopted this guidance on April 1, 2001. As a result, during the second quarter, Key recorded a cumulative loss of $23 million in net income. This loss will be presented as a "cumulative effect of accounting change" on Key's second quarter income statement.

ACCOUNTING GUIDANCE ISSUED DURING 2001

ACCOUNTING AND REPORTING FOR CERTAIN LOANS HELD FOR SALE. The Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Office of Thrift Supervision, and the National Credit Union Administration issued Interagency Guidance in March 2001, instructing institutions and examiners about the appropriate accounting and reporting treatment for certain loans that are sold directly from the loan portfolio or transferred to a held for sale account. This guidance, which is directed toward loans that have declined in credit quality, did not have a significant impact on Key in the first quarter, nor would it have had a significant impact on prior periods had it been issued earlier.

                          2.  EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per common share is as follows:


                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------------------
dollars in millions, except per share amounts                                               2001                    2000
---------------------------------------------------------------------------------------------------------------------------
EARNINGS
   Income before cumulative effect of accounting change                                     $218                    $367
   Net income                                                                                217                     367
---------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average common shares outstanding (000)                                     424,024                 441,834
    Effect of dilutive common stock options (000)                                          5,893                   1,923
---------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and potential
        common shares outstanding  (000)                                                 429,917                 443,757
                                                                                         =======                 =======
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Income per common share before cumulative effect of accounting change                    $.51                    $.83
   Net income per common share                                                               .51                     .83
   Income per common share before cumulative effect of accounting change
     - assuming dilution                                                                     .51                     .83
   Net income per common share - assuming dilution                                           .51                     .83
---------------------------------------------------------------------------------------------------------------------------

                         3.  ACQUISITIONS AND DIVESTITURE

Business acquisitions and the divestiture that Key completed during 2000 and the first three months of 2001 are summarized below.

ACQUISITIONS
------------

THE WALLACH COMPANY INC.

On January 2, 2001, Key purchased The Wallach Company, Inc., an investment banking firm headquartered in Denver, Colorado. The purchase price of approximately $11 million was paid partly in cash and partly in the form of 370,830 Key common shares. Goodwill of approximately $9 million was recorded and is being amortized using the straight-line method over a period of 10 years.

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

DIVESTITURE
-----------

CREDIT CARD PORTFOLIO

On January 31, 2000, Key sold its credit card portfolio of $1.3 billion in receivables and nearly 600,000 active VISA and MasterCard accounts to Associates National Bank (Delaware). Key recognized a gain of $332 million ($207 million after tax), which is included in "gain from divestiture" on the income statement.

                           4.  LINE OF BUSINESS RESULTS

Key's three major lines of business are Key Consumer Banking, Key Corporate Finance and Key Capital Partners.

KEY CONSUMER BANKING
RETAIL BANKING (A DIVISION OF KEY CONSUMER BANKING)

Retail Banking delivers a complete line of branch-based financial products and services to consumers through 922 KeyCenters (retail banking branches). These KeyCenters are operated by relationship managers supported by a 24-hour telephone banking call center services group, 2,424 ATMs that access 15 different networks (resulting in one of the largest ATM networks in the United States) and a leading-edge Internet banking service, Key.com.

HOME EQUITY AND CONSUMER FINANCE (A DIVISION OF KEY CONSUMER BANKING)

Home Equity and Consumer Finance provides indirect, non-branch-based consumer loan products, including automobile loans and leases, home equity loans, education loans, and marine and recreational vehicle loans. As of December 31, 2000, based on the volume of loans generated, Home Equity and Consumer Finance was one of the foremost lenders for education, for automobile purchases and leases, and for purchases of marine and recreational vehicles in the United States.

KEY CORPORATE FINANCE

Key Corporate Finance offers a complete range of financing, transaction processing, electronic commerce and financial advisory services to corporations nationwide, and operates one of the largest bank-affiliated equipment leasing companies in the world, with operations in the United States, Europe and Asia. Based on total transaction volume, Key Corporate Finance is one of the leading cash management providers in the United States. This line of business also serves the needs of Key's small business clients.

Key Corporate Finance's business units are organized around six specialized industry client segments: commercial banking, commercial real estate, lease financing, healthcare, media/telecommunications and technology. These targeted client segments can receive a number of specialized services, including international banking, cash management and corporate finance advisory services. Key Corporate Finance also offers investment banking, capital markets, 401(k) and trust custody products in cooperation with Key Capital Partners.

KEY CAPITAL PARTNERS

Key Capital Partners provides asset management, employee benefits services, brokerage services, investment banking, capital markets and insurance expertise, and conducts equity capital investing. It also offers specialized services to high-net-worth clients through the wealth management and private banking businesses. Key Capital Partners employs a range of distribution outlets, including those of Key's other lines of business.

The table that spans pages 11 and 12 shows selected financial data for each major line of business for the three-month periods ended March 31, 2001 and 2000. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of Key's three major businesses. In accordance with these policies:

- Net interest income for each line of business was determined by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Treasury" columns of the table.

- Indirect expenses, such as computer servicing costs and corporate overhead, were allocated based on the extent to which each line of business actually used the service.

- The provision for loan losses assigned to each line of business reflects credit quality expectations within each line over a normal business cycle. This "normalized provision for loan losses" does not necessarily coincide with actual net loan charge-offs at any given point in the cycle. The level of the consolidated provision is based upon the methodology that Key uses to estimate its consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of significant accounting policies") under the heading "Allowance for loan losses" on page 66 of Key's 2000 Annual Report to Shareholders.

- Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate-owned life insurance, nondeductible goodwill amortization and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 2% for the periods presented.

- Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).


                                                                                     KEY CONSUMER BANKING
                                                                    ---------------------------------------------------------------
                                                                                                            HOME EQUITY AND
THREE MONTHS ENDED MARCH 31,                                               RETAIL BANKING                  CONSUMER FINANCE
                                                                    ------------------------------   ------------------------------
dollars in millions                                                         2001             2000            2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                    $228             $226            $142             $128
Noninterest income                                                            98               87               5               17
Revenue sharing(a)                                                            13               16               1                1
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                             339              329             148              146
Provision for loan losses                                                     12               12              33               33
Depreciation and amortization expense                                         39               40              12               13
Noninterest expense                                                          158              165              68               69
Expense sharing(a)                                                            10               13              --               --
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                                   120               99              35               31
Allocated income taxes and taxable equivalent adjustments                     47               39              15               13
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                   73               60              20               18
    Cumulative effect of accounting change                                    --               --              --               --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $ 73              $60             $20              $18
                                                                            ====              ===             ===              ===

Percent of consolidated net income                                            34%              16%              9%               5%
Percent of total segments' net income                                         32               27               9                8
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                     $7,843           $7,631         $15,868          $14,662
Total assets(b)                                                            9,211            9,131          16,960           15,915
Deposits                                                                  32,570           30,427             144              130
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio(g)                                                        60.88%           66.28%            N/M              N/M
-----------------------------------------------------------------------------------------------------------------------------------



THREE MONTHS ENDED MARCH 31,                                                  KEY CORPORATE FINANCE
                                                                      ---------------------------------
dollars in millions                                                          2001                2000
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                     $340                $319
Noninterest income                                                             70                  71
Revenue sharing(a)                                                             36                  29
------------------------------------------------------------------------------------------------------
Total revenue(b)                                                              446                 419
Provision for loan losses                                                      52                  48
Depreciation and amortization expense                                          20                  19
Noninterest expense                                                           172                 156
Expense sharing(a)                                                             21                  18
------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                                    181                 178
Allocated income taxes and taxable equivalent adjustments                      69                  68
------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                   112                 110
    Cumulative effect of accounting change                                     --                  --
------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $112                $110
                                                                             ====                ====

Percent of consolidated net income                                             52%                 30%
Percent of total segments' net income                                          50                  50
------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                     $35,629             $33,691
Total assets(b)                                                            37,222              35,437
Deposits                                                                    6,484               6,144
------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Efficiency ratio(g)                                                           N/M                 N/M
------------------------------------------------------------------------------------------------------

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

(c) "Reconciling items" reflect certain nonrecurring items, the results of divested businesses and charges related to unallocated nonearning assets of corporate support functions. These latter charges are part of net interest income and are allocated to the business segments through noninterest expense. Noninterest income in the first quarter of 2000 includes a gain of $332 million ($207 million after tax) from the sale of Key's credit card business and $5 million ($3 million after tax) earned by the divested credit card business. This business also added $13 million ($8 million after tax) in the first quarter of 2000 to net interest income.

(d) The provision for loan losses includes an additional provision of $121 million ($76 million after tax) recorded in the first quarter of 2000. This provision resulted from the implementation of an enhanced methodology for assessing credit risk, particularly in the commercial loan portfolio.

Developing and applying the methodologies that management follows to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular segment of Key's business or changes in Key's structure. The financial data for both 2001 and 2000 presented in the accompanying table reflects the following changes that occurred during the first quarter of 2001:

- A number of businesses have been reclassified. The Key Electronic Services unit moved from Treasury to Retail Banking, the Small Business unit moved from Retail Banking to Key Corporate Finance, and the Community Development unit moved from Key Corporate Finance to Retail Banking.

- The methodology used to assign a provision for loan losses to each line of business was changed from one based primarily upon actual net charge-offs to a methodology based on the credit quality expectations within each line over a normal business cycle.

Generally accepted accounting principles guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to guide reporting decisions. Consequently, the line of business results Key reports cannot necessarily be compared with results presented by other companies.


      KEY CAPITAL PARTNERS                  TREASURY                  TOTAL SEGMENTS                  RECONCILING ITEMS
------------------------------   ----------------------------  ----------------------------      ---------------------------
         2001            2000             2001          2000            2001          2000           2001          2000
----------------------------------------------------------------------------------------------------------------------------
       $   50          $   45          $   (33)      $   (15)        $   727       $   703        $   (32)       $  (25)
          228             265               51            25             452           465              3           341
          (50)            (46)              --            --              --            --             --            --
----------------------------------------------------------------------------------------------------------------------------
          228             264               18            10           1,179         1,168            (29) (c)      316 (c)
            3               2                1             2             101            97              9            86 (d)
           25              24               --            --              96            96              1            --
          224             231                3             4             625           625            (24)            6 (e)
          (31)            (31)              --            --              --            --             --            --
----------------------------------------------------------------------------------------------------------------------------

            7              38               14             4             357           350            (15)          224
            5              16               (6)           (8)            130           128             (6)           79
----------------------------------------------------------------------------------------------------------------------------
            2              22               20            12             227           222             (9)          145
           --              --               (1)           --              (1)           --             --            --
----------------------------------------------------------------------------------------------------------------------------
       $    2          $   22          $    19       $    12         $   226       $   222        $    (9)       $  145
       ======          ======          =======       =======         =======       =======        =======        ======
            1%              6%               8%            3%            104%           60%            (4)%          40%
            1              10                8             5             100           100            N/A           N/A
----------------------------------------------------------------------------------------------------------------------------

       $5,567          $5,051          $ 2,031       $ 2,440         $66,938       $63,475        $    95        $  611
        9,848           9,595           11,344        10,980          84,585        81,058          1,739 (f)     2,129 (f)
        3,916           3,374            3,647         2,973          46,761        43,048            (37)           27
----------------------------------------------------------------------------------------------------------------------------

          N/M             N/M              N/M           N/M             N/M           N/M            N/M           N/M
----------------------------------------------------------------------------------------------------------------------------



      KEYCORP CONSOLIDATED
------------------------------
       2001           2000
------------------------------
    $   695        $   678
        455            806
         --             --
------------------------------
      1,150          1,484
        110            183
         97             96
        601            631
         --             --
------------------------------

        342            574
        124            207
------------------------------
        218            367
         (1)            --
------------------------------
    $   217        $   367
    =======        =======
        100%           100%
        N/A            N/A
------------------------------

    $67,033        $64,086
     86,324         83,187
     46,724         43,075
------------------------------

        N/M            N/M
------------------------------

(e) Noninterest expense in the first quarter of 2000 includes $14 million ($9 million after tax) of nonrecurring charges recorded in connection with strategic actions taken to improve Key's operating efficiency and profitability, including restructuring charges of $9 million ($6 million after tax) and $7 million ($4 million after tax) incurred by the divested credit card business.

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

N/A = Not Applicable

N/M = Not Meaningful

                                  5.  SECURITIES

Key classifies its securities into three categories: trading, investment and available for sale.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($875 million, $743 million and $903 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

INVESTMENT SECURITIES. These include debt securities that Key has the intent and ability to hold until maturity and equity securities that do not have readily determinable fair values. The debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the basis of the adjusted carrying amount.

SECURITIES AVAILABLE FOR SALE. These are debt and equity securities that Key has not classified as trading account securities or investment securities. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive loss." Actual gains and losses on the sales of these securities are computed for each specific security sold and included in "net securities gains " on the income statement.

When Key retains an interest in securitized loans, Key bears the risk that the loans will be prepaid (which results in less interest income) or not paid at all. Key's retained interests (which include both certificated and uncertificated interests) are accounted for like debt securities that are classified as securities available for sale or as trading account assets.

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale were as follows:


                                                                            MARCH 31, 2001
                                                  -----------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                     $  316          $ 12               --         $  328
    Other securities                                         892            --               --            892
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,208          $ 12               --         $1,220
                                                          ======          ====              ===         ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  220            --               --         $  220
    States and political subdivisions                         31            --               --             31
    Collateralized mortgage obligations                    4,680          $ 85              $57          4,708
    Other mortgage-backed securities                       1,289            20                3          1,306
    Retained interests in securitizations                    320            --               33            287
    Other securities                                         350             4                6            348
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $6,890          $109              $99         $6,900
                                                          ======          ====              ===         ======
-------------------------------------------------------------------------------------------------------------------


                                                                           DECEMBER 31, 2000
                                                  -----------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                    $  323           $ 10              --          $  333
    Other securities                                        875             --              --             875
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                      $1,198           $ 10              --          $1,208
                                                         ======           ====             ===          ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations             $  984             --              --          $  984
    States and political subdivisions                        33             --              --              33
    Collateralized mortgage obligations                   4,296           $ 63             $61           4,298
    Other mortgage-backed securities                      1,355             12              12           1,355
    Retained interests in securitizations                   334             --              18             316
    Other securities                                        307             42               6             343
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale              $7,309           $117             $97          $7,329
                                                         ======           ====             ===          ======
-------------------------------------------------------------------------------------------------------------------



                                                                             MARCH 31, 2000
                                                  -----------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                    $  432             $10              --         $  442
    Other securities                                        621              --              --            621
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                      $1,053             $10              --         $1,063
                                                         ======             ===             ===         ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations             $  121              --            $  1         $  120
    States and political subdivisions                        53              --              --             53
    Collateralized mortgage obligations                   4,295              --             205          4,090
    Other mortgage-backed securities                      1,623             $ 3              37          1,589
    Retained interests in securitizations                   332              --              19            313
    Other securities                                        111               1               8            104
-------------------------------------------------------------------------------------------------------------------
        Total securities available for sale              $6,535             $ 4            $270         $6,269
                                                         ======             ===             ===         ======
-------------------------------------------------------------------------------------------------------------------

                                    6.  LOANS

Key's loans by category are summarized as follows:


                                                 March 31,   December 31,   March 31,
in millions                                        2001        2000           2000
-------------------------------------------------------------------------------------
Commercial, financial and agricultural           $20,214       $20,100       $18,895
Real estate - commercial mortgage                  6,873         6,876         6,941
Real estate - construction                         5,351         5,154         4,565
Commercial lease financing                         7,091         7,164         6,711
-------------------------------------------------------------------------------------
     Total commercial loans                       39,529        39,294        37,112
Real estate - residential mortgage                 4,125         4,212         4,296
Home equity                                       10,288         9,908         8,338
Consumer - direct                                  2,425         2,539         2,586
Consumer - indirect lease financing                2,855         3,005         3,143
Consumer - indirect other                          5,623         5,718         6,156
-------------------------------------------------------------------------------------
     Total consumer loans                         25,316        25,382        24,519
Real estate - commercial mortgage                    491           316           527
Real estate - residential mortgage                    57            42            50
Education                                          1,634         1,871         1,856
-------------------------------------------------------------------------------------
     Total loans held for sale                     2,182         2,229         2,433
-------------------------------------------------------------------------------------
     Total loans                                 $67,027       $66,905       $64,064
                                                 =======       =======       =======
-------------------------------------------------------------------------------------

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at March 31, 2001, see Note 12 ("Derivatives and Hedging Activities"), which begins on page 21.

Changes in the allowance for loan losses are summarized as follows:


                                              March 31,        March 31,
in millions                                     2001             2000
-------------------------------------------------------------------------
Balance at beginning of period               $ 1,001          $   930
Charge-offs                                     (135)            (164)
Recoveries                                        26               30
-------------------------------------------------------------------------
     Net charge-offs                            (109)            (134)
Allowance related to loans sold                   (1)              --
Provision for loan losses                        110              183
-------------------------------------------------------------------------
     Balance at end of period                $ 1,001          $   979
                                             =======          =======
-------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At March 31, 2001, impaired loans totaled $385 million. This amount includes $256 million of impaired loans with a specifically allocated allowance for loan losses of $111 million, and $129 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 2000, impaired loans totaled $364 million, including $213 million of loans with a specifically allocated allowance of $102 million, and $151 million that were carried at their estimated fair value. The average investment in impaired loans for the first quarters of 2001 and 2000 was $375 million and $263 million, respectively.

Key's Nonperforming assets were as follows:


                                                  MARCH 31,   DECEMBER 31,    MARCH 31,
in millions                                         2001        2000            2000
----------------------------------------------------------------------------------------
Impaired loans                                    $ 385       $ 364           $ 280
Other nonaccrual loans                              328         283             193
----------------------------------------------------------------------------------------
     Total nonaccrual loans                         713         647             473
Restructured loans(a)                                --           3              --
----------------------------------------------------------------------------------------
     Total nonperforming loans                      713         650             473
OREO                                                 28          23              28
Allowance for OREO losses                            (1)         (1)             (6)
----------------------------------------------------------------------------------------
     OREO, net of allowance                          27          22              22
Other nonperforming assets                           --          --               2
----------------------------------------------------------------------------------------
     Total nonperforming assets                   $ 740       $ 672           $ 497
                                                  =====       =====           =====
----------------------------------------------------------------------------------------

(a)  Excludes restructured loans on nonaccrual status.

When appropriate, an impaired loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. When expected cash flow and/or collateral value does not justify the carrying amount of a loan, the amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. When collateral value or other sources of repayment appear sufficient, but management remains uncertain about whether the loan will be repaid in full, an amount is specifically allocated in the allowance for loan losses.

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

                                8.  LONG-TERM DEBT

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:


                                                                          MARCH 31,       DECEMBER 31,         MARCH 31,
dollars in millions                                                            2001               2000              2000
-------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(a)                                  $ 546              $ 393             $ 321
Subordinated medium-term notes due through 2005(a)                              103                103               133
7.50%  Subordinated notes due 2006(b)                                           250                250               250
6.75%  Subordinated notes due 2006(b)                                           200                200               200
8.125% Subordinated notes due 2002(b)                                           200                199               199
8.00%  Subordinated notes due 2004(b)                                           125                125               125
8.404% Notes due through 2001                                                    13                 13                24
All other long-term debt(h)                                                      15                 --                 2
-------------------------------------------------------------------------------------------------------------------------
      Total parent company(i)                                                 1,452              1,283             1,254

Senior medium-term bank notes due through 2039(c)                             5,725              5,979             8,298
Senior euro medium-term bank notes due through 2007(d)                        3,814              3,955             2,491
6.50 %   Subordinated remarketable securities due 2027(e)                       312                312               312
6.95%    Subordinated notes due 2028(e)                                         300                300               300
7.125%   Subordinated notes due 2006(e)                                         250                250               250
7.25%    Subordinated notes due 2005(e)                                         200                200               200
6.75%    Subordinated notes due 2003(e)                                         200                200               200
7.50%    Subordinated notes due 2008(e)                                         165                165               165
7.00%    Subordinated notes due 2011(e)                                         506                 --                --
7.30%    Subordinated notes due 2011(e)                                         107                107               107
7.85%    Subordinated notes due 2002(e)                                          93                 93                93
7.55%    Subordinated notes due 2006(e)                                          75                 75                75
7.375%   Subordinated notes due 2008(e)                                          70                 70                70
Lease financing debt due through 2006(f)                                        569                581               629
Federal Home Loan Bank advances due through 2030(g)                             453                452               246
All other long-term debt(h)                                                     204                139                94
-------------------------------------------------------------------------------------------------------------------------
      Total subsidiaries                                                     13,043             12,878            13,530
-------------------------------------------------------------------------------------------------------------------------
          Total long-term debt                                              $14,495            $14,161           $14,784
                                                                            =======            =======           =======
-------------------------------------------------------------------------------------------------------------------------

Key uses interest rate swaps and caps, which modify the repricing and maturity characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments at March 31, 2001, see Note 12 ("Derivatives and Hedging Activities"),which begins on page 21.

(a) At March 31, 2001, December 31, 2000 and March 31,2000, the senior medium-term notes had weighted average interest rates of 5.58%, 6.81% and 6.73%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.32%, 7.32% and 7.09% at each respective date. These notes had a combination of fixed and floating interest rates.

(b)  The notes may not be redeemed or prepaid prior to maturity.

(c) Senior medium-term bank notes of subsidiaries had weighted average interest rates of 5.47%, 6.72% and 6.13%, at March 31, 2001, December 31, 2000 and
     March 31, 2000, respectively. These notes had a combination of fixed and floating interest rates.

(d) Senior euro medium-term notes had weighted average interest rates of 6.15%, 6.89%, and 6.20%, at March 31, 2001, December 31, 2000 and March 31, 2000,
     respectively. These notes, which are obligations of KeyBank National Association, had fixed and floating interest rates based on the three-month London Interbank Offered Rate (known as "LIBOR").

(e) These notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. None of the subordinated notes may be redeemed prior to their maturity dates.

(f) Lease financing debt had weighted average interest rates of 7.79% at March 31, 2001, 7.80% at December 31, 2000 and 7.73% at March 31, 2000. This
     category of debt primarily comprises nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type.

(g) Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 5.23% at March 31, 2001, 6.66% at December 31, 2000 and 6.05% at March 31, 2000. These advances, which had a combination of fixed and floating interest rates, were secured by $679 million, $678 million, and $369 million of real estate loans and securities at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

(h) Other long-term debt, comprising industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 7.88%, 7.91%, and 8.24% at March 31, 2001, December 31, 2000 and March 31, 2000,
     respectively.

(i) At March 31, 2001, unused capacity under KeyCorp's shelf registration totaled $500 million.


                              9.  CAPITAL SECURITIES

Five subsidiary business trusts of KeyCorp (KeyCorp Institutional Capital A, KeyCorp Institutional Capital B, KeyCorp Capital I, KeyCorp Capital II and KeyCorp Capital III) have issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"). As guarantor, KeyCorp unconditionally guarantees payment of:

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

The capital securities, common securities and related debentures are summarized as follows:


                                                                                                     PRINCIPAL
                                                          CAPITAL                                    AMOUNT OF
                                                      SECURITIES,             COMMON               DEBENTURES,
dollars in millions                                NET OF DISCOUNT(a)       SECURITIES           NET OF DISCOUNT(b)
----------------------------------------------------------------------------------------------------------------------
March 31, 2001
      KeyCorp Institutional Capital A                      $  388                $11                   $  361
      KeyCorp Institutional Capital B                         166                  4                      154
      KeyCorp Capital I                                       247                  8                      255
      KeyCorp Capital II                                      244                  8                      255
      KeyCorp Capital III                                     263                  8                      257
----------------------------------------------------------------------------------------------------------------------
          Total                                            $1,308                $39                   $1,282
                                                           ======                ===                   ======
----------------------------------------------------------------------------------------------------------------------
December 31, 2000                                          $1,243                $39                   $1,282
                                                           ======                ===                   ======
----------------------------------------------------------------------------------------------------------------------
March 31, 2000                                             $1,243                $39                   $1,282
                                                           ======                ===                   ======
----------------------------------------------------------------------------------------------------------------------



                                                      INTEREST RATE                 MATURITY
                                                        OF CAPITAL                OF CAPITAL
                                                      SECURITIES AND             SECURITIES AND
dollars in millions                                    DEBENTURES(c)               DEBENTURES
------------------------------------------------------------------------------------------------
March 31, 2001
      KeyCorp Institutional Capital A                      7.826%                     2026
      KeyCorp Institutional Capital B                      8.250                      2026
      KeyCorp Capital I                                    7.141                      2028
      KeyCorp Capital II                                   6.875                      2029
      KeyCorp Capital III                                  7.750                      2029
-----------------------------------------------------------------------------------------------
          Total                                            7.558%                       --
-----------------------------------------------------------------------------------------------
December 31, 2000                                          7.619%                       --
-----------------------------------------------------------------------------------------------
March 31, 2000                                             7.458%                       --
-----------------------------------------------------------------------------------------------

(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines.

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

(c) The interest rates for Capital A, Capital B, Capital II and Capital III are fixed. Capital I has a floating interest rate (which reprices quarterly) equal to three-month LIBOR plus 74 basis points. The rates shown as the total at March 31, 2001, December 31, 2000, and March 31, 2000, are weighted average rates.


                            10.  RESTRUCTURING CHARGES

During the first quarter of 2001, KeyCorp recorded a restructuring charge credit of $4 million ($2 million after tax) in connection with a three-year "competitiveness initiative" instituted in November 1999 to improve Key's operating efficiency and profitability. Restructuring charges previously accrued under this initiative totaled $104 million ($66 million after tax) in 2000 and $98 million ($62 million after tax) in 1999.

In the first phase of the initiative, Key's primary strategic actions were outsourcing certain technology and other corporate support functions, consolidating sites in a number of Key's businesses and reducing the number of management layers. This phase was completed last year. The final phase, which started during the second half of 2000, is focusing on:

- simplifying Key's business structure by consolidating 22 business lines into 12;

-    streamlining and automating business operations and processes;

-    standardizing product offerings and internal processes;

-    consolidating operating facilities and service centers; and

-    outsourcing certain noncore activities.

As a result of the competitiveness initiative, Key's workforce will be reduced by approximately 4,000 positions. Those reductions will occur at all levels throughout the organization. At March 31, 2001, more than 3,100 positions had been eliminated. Key's management expects the remaining reductions to occur by the end of 2001.

Changes in the restructuring charge liability associated with the above actions are as follows:


                                       DECEMBER 31,  RESTRUCTURING       CASH        MARCH 31,
in millions                                2000        CHARGES         PAYMENTS        2001
---------------------------------------------------------------------------------------------------
Severance                                 $ 62        $ (7)             $ 11          $ 44
Site consolidations                         60           3                 7            56
Equipment and other                          2          --                --             2
---------------------------------------------------------------------------------------------------
         Total                            $124        $ (4)             $ 18          $102
                                          ====        ====              ====          ====
---------------------------------------------------------------------------------------------------

                              11.  LEGAL PROCEEDINGS

In March 1998, McDonald Investments Inc. ("McDonald"), now a subsidiary of KeyCorp, participated in an offering to institutional investors of certain securities of Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company, and certain NSM affiliates. The offering was part of the financing of an NSM steel mini-mill located in Chonburi, Thailand. McDonald served as a financial advisor to NSM and was an initial purchaser in connection with the offering (under Rule 144A of the Securities and Exchange Commission) of the approximately $452 million in NSM debt securities and related warrants. On December 24, 1998, holders of NSM securities gave a Notice of Default alleging a number of defaults under the terms of the securities. NSM is currently working to restructure its obligations, including obligations to holders of the securities and other creditors.

Certain purchasers of the NSM securities have commenced litigation against McDonald and several other parties, claiming that McDonald, the other initial purchasers and certain other of NSM's third party service providers violated certain state and Federal securities and other laws. The lawsuits are based on alleged misstatements and omissions in the Offering Memorandum for the securities, and on certain other information allegedly provided and oral statements allegedly made to potential investors. In each lawsuit the plaintiffs allege misrepresentations relating to (among other things) the physical facilities at the mill, the management of the mill, the supply of inputs to the mill and the use of the proceeds of the offering.

McDonald and others are currently defending nine separate lawsuits brought by purchasers of the NSM securities: two in Federal District Court in Minnesota; two in Federal District Court in New York; two in California; and one in each of Connecticut, Illinois and New Jersey. The aggregate amount of securities alleged to have been purchased by the plaintiffs in these nine lawsuits is at least $260 million. While the relief claimed in the lawsuits varies, generally the plaintiffs seek rescission of the sale of the securities, compensatory damages, punitive damages, pre- and post judgment interest, legal fees and expenses, and in the New Jersey action (in which plaintiffs allege damages of approximately $54 million), treble damages consistent with applicable law.

McDonald is vigorously defending these actions and has filed, or will file, responses to each complaint denying liability.

In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management and Key's counsel, management does not believe there is any legal action (including the actions against McDonald) to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, will have a material adverse effect on Key's financial condition.

                     12.  DERIVATIVES AND HEDGING ACTIVITIES

Key, mainly through its lead bank (KeyBank National Association), is party to various derivative instruments. These derivatives are used for asset and liability management and trading purposes. Generally, these instruments help Key meet clients' financing needs and manage exposure to "market risk"--the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these contain an element of "credit risk"--the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

The primary derivatives that Key uses are interest rate swaps, caps and futures; and foreign exchange forward contracts. All of the foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments.

ACCOUNTING TREATMENT AND VALUATION

Effective January 1, 2001, Key adopted SFAS 133, which establishes accounting and reporting standards for derivatives and hedging activities. The new standards are summarized in Note 1 ("Basis of Presentation") under the heading "Derivatives and hedging activities," on page 7.

As a result of adopting SFAS 133, Key recorded a cumulative loss of $1 million in net income and a cumulative loss of $22 million in other comprehensive income
(loss) during the first quarter of 2001. Of the $22 million loss, approximately $13 million will be reclassified to earnings during 2001.

At March 31, 2001, Key had $191 million of derivative assets recorded in "accrued income and other assets" and $231 million of derivative liabilities recorded in "accrued expense and other liabilities," on the balance sheet.

ASSET AND LIABILITY MANAGEMENT

FAIR VALUE HEDGING STRATEGIES. Key enters into primarily receive fixed/pay variable interest rate swap contracts to modify its exposure to interest rate risk by converting specified fixed-rate deposits, short-term borrowings and long-term debt to variable rate obligations. These contracts involve the receipt of fixed-rate interest payments in exchange for variable rate payments over the life of the contracts without an exchange of the underlying notional amount.

During the first quarter of 2001, Key recognized a net gain of less than $1 million related to the ineffective portion of its fair value hedging instruments. The ineffective portion of the hedge relationship was recorded in "other income" on the income statement.

CASH FLOW HEDGING STRATEGIES. Key also enters into primarily pay fixed/receive variable interest rate swap contracts that effectively convert a portion of its floating-rate debt to fixed-rate, thereby reducing the potential adverse impact of interest rate increases on future interest expense. With these contracts, variable-rate interest payments are exchanged for fixed-rate payments over the life of the contracts without an exchange of the underlying notional amount.

Similarly, Key has converted certain floating-rate commercial loans to fixed-rate by entering into receive fixed/pay variable interest rate swap contracts. With these contracts, Key receives fixed-rate interest payments in exchange for variable-rate payments over the life of the contracts.

Key also uses pay fixed/receive variable interest rate swaps to manage the interest rate risk associated with anticipated sales/securitizations of certain commercial real estate loans. These swaps protect against a possible short-term decline in the value of the loans between the time they are originated and the time of the anticipated sale/securitization. Key's policy is to generally sell or securitize these loans within one year of their origination and to hedge the related interest rate risk over the period during which the loans are held.

During the first quarter of 2001, the net gain recognized by Key in connection with the ineffective portion of its cash flow hedging instruments was not significant. There was no impact on earnings during the first quarter of 2001 related to the exclusion of portions of hedging instruments from the assessment of hedge effectiveness. Any hedge ineffectiveness was recorded in "other income" on the income statement.

The change in accumulated other comprehensive income (loss) resulting from cash flow hedges is as follows:


                                                     CUMULATIVE
                                                        EFFECT
                                   DECEMBER 31,      OF ADOPTING                2001       RECLASSIFICATION     MARCH 31,
in millions                                2000        SFAS 133     HEDGING ACTIVITY           TO EARNINGS            2001
---------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive
  income (loss) resulting from
  cash flow hedges                         --          $(22)             $(14)                     $3              $(33)
---------------------------------------------------------------------------------------------------------------------------

At March 31, 2001, Key expects to reclassify approximately $27 million of net losses on derivative instruments from accumulated other comprehensive income
(loss) to earnings during the next twelve months, coinciding with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale/securitization of commercial real estate loans.

TRADING PORTFOLIO

FUTURES CONTRACTS AND INTEREST RATE SWAPS, CAPS AND FLOORS. Key uses these instruments for dealer activities (which are generally limited to the banks' commercial loan clients), and enters into other positions with third parties to mitigate the interest rate risk of the client positions. The swaps entered into with clients are generally limited to conventional swaps. All of the futures contracts and interest rate swaps, caps and floors are recorded at their estimated fair values. Adjustments to fair value are included in "investment banking and capital markets income" on the income statement.

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

OPTIONS AND FUTURES. Key uses these instruments for proprietary trading purposes. Adjustments to the fair value of options are included in "investment banking and capital markets income" on the income statement.

The following table shows trading income recognized on interest rate swap, foreign exchange forward, and option and futures contracts.


                                            THREE MONTHS ENDED MARCH 31,
                                            -----------------------------
in millions                                     2001             2000
-------------------------------------------------------------------------
Interest rate swap contracts                   $  3              $15
Foreign exchange forward contracts               11                8
Option and futures contracts                     (1)              --
-------------------------------------------------------------------------

CREDIT RISK

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

At March 31, 2001, Key had 35 different counterparties to hedging swaps and swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $70 million to 16 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $22 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $34 million. Based on management's assessment, as of March 31, 2001, all counterparties were expected to meet their obligations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 2001 and 2000, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Key as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                           /s/ Ernst & Young LLP


Cleveland, Ohio
April 13, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

This Management's Discussion and Analysis reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first quarters of 2001 and 2000. Some tables may cover more than these two quarters to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 23.

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

- Key engages in CAPITAL MARKETS ACTIVITIES, primarily through the Key Capital Partners line of business. These activities encompass a variety of services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients' financing needs and for proprietary trading purposes), invest in privately held companies (also referred to as principal investing) and conduct transactions in foreign currencies (both to accommodate clients' needs and to benefit from fluctuations in exchange rates).

- CORE FINANCIAL RESULTS exclude the effects of significant nonrecurring items such as gains from divestitures and restructuring charges.

- When we want to draw your attention to a particular item in Key's Notes to Consolidated Financial Statements, we refer to NOTE ___, giving the particular number, name and starting page number.

- All earnings per share data included in this discussion are presented on a DILUTED basis, which takes into account all common shares outstanding and potential common shares that could result from the exercise of outstanding stock options. Some of the financial information tables also include BASIC earnings per share, which takes into account only common shares outstanding.

- For regulatory purposes, capital is divided into several classes. Federal regulations prescribe that at least half of a bank or bank holding company's TOTAL RISK-ADJUSTED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends," which begins on page 52.

OUR PROJECTIONS ARE NOT FOOLPROOF

This report contains "forward-looking statements" about issues like anticipated cost savings and revenue growth, and the anticipated reduction in Key's employment base. Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following, actual results could differ materially from those contained in or implied by the forward-looking statements.

- Interest rates could change more quickly or more significantly than we expect.

- If the economy or segments of the economy continue to slow, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

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

- We may become subject to new legal obligations, or the resolution of pending litigation may have a negative effect on our financial condition.

- We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.

HIGHLIGHTS OF KEY'S FIRST QUARTER 2001 PERFORMANCE
--------------------------------------------------

FINANCIAL PERFORMANCE

Some of the highlights of Key's core financial performance for the first quarters of 2001 and 2000 are discussed below.

Net income was $217 million, or $.51 per diluted common share, compared with adjusted core earnings of $234 million or $.53 per share for the first quarter of 2000. Last year's adjusted core earnings exclude $.28 per share of significant nonrecurring items and $.02 per share from the divested credit card business. On a reported basis, Key's net income for the first quarter of 2000 was $367 million or $.83 per diluted common share.

Key's return on average equity for the first quarter of 2001 was 13.28%, compared with a core return on average equity of 15.02% for the first three months of last year.

Key's first quarter return on average total assets was 1.02%, compared with a core return of 1.17% for the first quarter of 2000.

Although there were no significant nonrecurring items affecting Key's first quarter 2001 results, Key's financial results for the year-ago quarter were affected by a number of such items. The most significant of these items and their impact on both earnings and primary financial ratios are summarized in Figure 1. Each of these items is discussed in greater detail elsewhere in this report.

                    FIGURE 1.  SIGNIFICANT NONRECURRING ITEMS



                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
dollars in millions, except per share amounts                2001          2000
-------------------------------------------------------------------------------------
Net income as reported                                    $   217      $   367
Nonrecurring items (net of tax):
      Gain from sale of credit card portfolio                 --          (207)
      Additional provision for loan losses                    --            77
      Restructuring and other special charges                 --             7
      Other nonrecurring items                                --            (1)
-------------------------------------------------------------------------------------
Net income - core                                         $   217      $   243
                                                          =======      =======
Net income per diluted common share                       $   .51      $   .83
Net income per diluted common share - core                    .51          .55
Return on average total assets                               1.02%        1.77%
Return on average total assets - core                        1.02         1.17
Return on average equity                                    13.28        22.68
Return on average equity - core                             13.28        15.02
-------------------------------------------------------------------------------------

The decline in Key's net income from adjusted core earnings reported a year-ago was due largely to the significant, adverse effects of a weakening economy. The impact was particularly noticeable in our more capital markets-sensitive businesses, such as equity capital investing and brokerage, both within the Key Capital Partners line of business. While the economic slowdown also impacted our loan portfolio generally, the erosion in credit quality that we are experiencing is disproportionately concentrated in two distinct portfolios of limited size in our Specialty Lending area. More specific information on Key's credit quality is provided in the section entitled "Asset quality," which begins on page 47.

Despite the unfavorable operating conditions, we were encouraged by continued strong growth in our home equity lending business and Retail Banking deposits. We also were pleased with the continued reduction in our noninterest expense, reflecting the immediate and lasting benefits of Key's comprehensive, corporate-wide competitiveness initiative, which we began implementing last fall. We remain confident that we will capture 100 percent of the initiative's cost savings potential; more than half of our projects have been implemented, and have begun to favorably impact Key's expenses. In addition, we remain on schedule to complete the remaining projects. The accumulating benefits of this initiative provide Key with a distinct advantage; the ability to reduce costs substantially is critical in an economic environment in which revenue growth is difficult.

Figure 2 summarizes Key's financial performance on a reported basis for each of the past five quarters.

                        FIGURE 2. SELECTED FINANCIAL DATA



                                                            2001                                 2000
                                                     -----------------    -------------------------------------------------
dollars in millions, except per share amounts              FIRST               FOURTH       THIRD      SECOND      FIRST
---------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                         $  1,570             $  1,652    $  1,596    $  1,540    $  1,489
Interest expense                                             882                  950         912         867         818
Net interest income                                          688                  702         684         673         671
Provision for loan losses                                    110                  108         131          68         183
Noninterest income                                           455                  508         405         475         806
Noninterest expense                                          698                  705         787         698         727
Income before income taxes                                   335                  397         171         382         567
Net income                                                   217                  266         121         248         367
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                              $    .51             $    .63    $    .28    $    .57    $    .83
Net income-assuming dilution                                 .51                  .62         .28         .57         .83
Cash dividends                                              .295                  .28         .28         .28         .28
Book value at period end                                   15.79                15.65       15.26       15.09       14.84
Market price:
      High                                                 27.58                28.50       27.06       23.00       22.25
      Low                                                  22.65                21.50       17.50       17.00       15.56
      Close                                                25.80                28.00       25.31       17.63       19.00
Weighted average common shares (000)                     424,024              425,054     429,584     434,112     441,834
Weighted average common shares and
     potential common shares (000)                       429,917              430,634     431,972     436,022     443,757
---------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                   $ 67,027             $ 66,905    $ 66,299    $ 65,612    $ 64,064
Earning assets                                            77,027               77,316      75,786      74,748      73,953
Total assets                                              86,457               87,270      85,500      84,719      83,504
Deposits                                                  45,965               48,649      47,809      49,076      46,036
Long-term debt                                            14,495               14,161      13,800      14,097      14,784
Shareholders' equity                                       6,702                6,623       6,520       6,507       6,493
Full-time equivalent employees                            21,882               22,142      22,457      23,005      23,474
Branches                                                     922                  922         932         938         937
---------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                              1.02%                1.24%        .57%       1.20%       1.77%
Return on average equity                                   13.28                16.16        7.39       15.40       22.68
Net interest margin (taxable equivalent)                    3.63                 3.71        3.68        3.68        3.68
---------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                            7.75%                7.59%       7.63%       7.68%       7.78%
Tangible equity to tangible assets                          6.29                 6.12        6.10        6.12        6.16
Tier 1 risk-adjusted capital                                7.99                 7.72        7.59        7.88        7.98
Total risk-adjusted capital                                12.32                11.48       11.34       11.74       12.04
Leverage                                                    7.79                 7.71        7.76        7.90        7.89
---------------------------------------------------------------------------------------------------------------------------

Key completed several acquisitions and a divestiture during the five quarters shown in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one quarter to the next. Note 3 ("Acquisitions and Divestiture") on page 9 has specific information about the acquisitions and divestiture that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

CORPORATE STRATEGY

Key's management reviews Key's business lines on an ongoing basis to identify opportunities to improve earnings by shifting capital from low-growth to high-growth businesses. We continue to focus on acquiring or developing businesses that we believe are capable of achieving double-digit earnings growth rates, and selling portfolios and business units that have low anticipated growth rates or do not have a competitive advantage or significant market share.

Key's corporate strategy also reflects the growing importance of the Internet and related information technologies to all daily activities. In particular, the strategy calls for the continual and thoughtful application of such technologies to enhance Key's product and service offerings and to streamline our internal business practices.

This long-standing strategy was supplemented in the fourth quarter of 1999 by a new three-year competitiveness initiative to improve profitability by reducing the costs of doing business, sharpening the focus on the most profitable growth businesses and enhancing revenues. More specific information on the status of this initiative is provided in the section below entitled "Status of three-year competitiveness initiative." Importantly, it is Key's plan to convert this competitiveness initiative into a continuous process in order to improve client service levels and to control expenses.

In light of the economic downturn, we may accelerate in the second quarter of 2001 our ongoing process of exiting or de-emphasizing low growth or low profit businesses in order to be better positioned to expand higher growth and higher profit businesses when the economy improves. Strategic decisions such as these may necessitate accounting charges.

PRINCIPAL STRATEGIC ACTIONS DURING THE FIRST QUARTER OF 2001

Early in the first quarter, we acquired The Wallach Company, Inc., an investment-banking firm based in Denver, Colorado. We expect this acquisition to enhance our position in this fast-growth region and to provide additional expertise in the information technology and financial institutions sectors.

STATUS OF THREE-YEAR COMPETITIVENESS INITIATIVE

During the third quarter of 2000, we entered the second and final phase of our three-year competitiveness initiative. Management expects that Key will achieve an annual savings rate of approximately $360 million from the overall initiative when actions are fully implemented by the end of 2002. In the initial phase, which began in November 1999, Key reduced its operating expenses by approximately $100 million by outsourcing certain nonstrategic support functions, consolidating sites in a number of our businesses and reducing management layers. The final phase is focusing on:

- simplifying Key's business structure by consolidating 22 business lines into 12;

-    streamlining and automating business operations and processes;

-    standardizing product offerings and internal processes;

-    consolidating operating facilities and service centers; and

-    outsourcing additional noncore activities.

As of March 31, 2001, more than half of the projects related to the final phase have been completed, although many of the expected benefits from these projects have just begun to be realized. Management expects that the actions taken in the final phase will reduce Key's workforce by approximately 2,300 positions by the end of 2001. This will bring workforce reductions to approximately 4,000 positions for the entire three-year initiative. In the first quarter of 2001, we reduced restructuring and other special charges in connection with the competitiveness initiative by $4 million, bringing the cumulative charges recorded for this initiative to a net $277 million. The section entitled "Noninterest expense," which begins on page 42, and Note 10 ("Restructuring Charges"), on page 19, provide more information about Key's restructuring charges.

CASH BASIS FINANCIAL DATA
-------------------------

The selected financial data presented in Figure 3 highlight Key's performance on a cash basis for each of the past five quarters. We provide cash basis financial data because we believe it offers a useful tool for measuring Key's ability to support future growth, evaluating liquidity and assessing Key's ability to pay dividends and repurchase shares.

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

Key's goodwill and other intangibles that do not qualify as Tier 1 capital are the result of business combinations that Key recorded using the "purchase" method of accounting. Under the purchase method, assets and liabilities of acquired companies are recorded at their fair values and any amount paid in excess of the fair value of the net assets acquired is recorded as goodwill. (If the same transactions had qualified for accounting using the "pooling of interests" method, the acquired company's financial statements would simply have been combined with Key's.) After a combination using purchase accounting, Key must amortize goodwill and other intangibles by taking periodic charges against income, but those charges are only accounting entries, not actual cash expenses. Thus, from an investor's perspective, the economic effect of a transaction is the same whether we account for it as a purchase or a pooling. For the same reason, the amortization of intangibles does not impact Key's liquidity and funds management activities.

This is the only section of this Financial Review that discusses Key's financial results on a cash basis.

                  FIGURE 3. CASH BASIS SELECTED FINANCIAL DATA


                                                          2001                              2000
                                                     ---------         ------------------------------------------------
dollars in millions, except per share amounts            FIRST            FOURTH      THIRD       SECOND      FIRST
-----------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                  $    672           $    679    $    763    $    672    $    702
Income before income taxes                                361                423         195         408         592
Net income                                                241                290         143         271         390
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                           $    .57           $    .68    $    .33    $    .62    $    .88
Net income - assuming dilution                            .56                .67         .33         .62         .88
Weighted average common shares (000)                  424,024            425,054     429,584     434,112     441,834
Weighted average common shares and potential
      common shares (000)                             429,917            430,634     431,972     436,022     443,757
-----------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                           1.15%              1.37%        .69%       1.33%       1.92%
Return on average equity                                18.57              22.33       11.12       21.56       30.97
-----------------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                             $  1,323           $  1,335    $  1,346    $  1,370    $  1,386
Nonqualifying intangibles average balance                  42                 46          50          54          58
Goodwill amortization (after tax)                          21                 21          20          21          20
Nonqualifying intangibles amortization (after tax)          3                  3           2           2           3
-----------------------------------------------------------------------------------------------------------------------

Key completed several acquisitions and a divestiture during the five quarters presented in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one quarter to the next. Note 3 ("Acquisitions and Divestiture") on page 9 has specific information about the acquisitions and divestiture that Key completed in the quarters presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

LINE OF BUSINESS RESULTS
------------------------

Key has three major lines of business:

KEY CONSUMER BANKING comprises two of Key's primary divisions: RETAIL BANKING, AND HOME EQUITY AND CONSUMER FINANCE.

- RETAIL BANKING offers branch-based deposit, investment and credit products and personal financial services to consumers.

- HOME EQUITY AND CONSUMER FINANCE offers non-branch-based consumer loan products, such as education loans, home equity loans, automobile loans and leases, and marine and recreational vehicle loans.

KEY CORPORATE FINANCE offers financing and specialized services related to, among other things, transaction processing, corporate electronic commerce, financial advice and equipment leasing. It also serves the needs of Key's small business clients.

KEY CAPITAL PARTNERS offers asset management, employee benefits services, brokerage services, investment banking, capital markets and insurance expertise, and conducts equity capital investing. It also provides specialized services to high-net-worth clients through the wealth management and private banking businesses.

This section summarizes the financial performance of each line of business and related strategic developments. To better understand this discussion, see Note 4 ("Line of Business Results"), which begins on page 10 and discloses the activities and financial results of each line of business in greater detail.

Figure 4 shows the net income (loss) contributed by each of Key's major lines of business in the first quarters of 2001 and 2000.

                FIGURE 4. NET INCOME (LOSS) BY LINE OF BUSINESS(a)


                                       THREE MONTHS ENDED MARCH 31,                   CHANGE
                                       -----------------------------        -------------------------
dollars in millions                              2001     2000                AMOUNT          PERCENT
-----------------------------------------------------------------------------------------------------
Key Consumer Banking:
     Retail Banking                            $  73     $  60               $  13             21.7%
     Home Equity and Consumer Finance             20        18                   2             11.1
Key Corporate Finance                            112       110                   2              1.8
Key Capital Partners(b)                            2        22                 (20)           (90.9)
Treasury                                          19        12                   7            (58.3)
-----------------------------------------------------------------------------------------------------
     Total segments                              226       222                   4              1.8
Reconciling items(c)                              (9)      145                (154)          (106.2)
-----------------------------------------------------------------------------------------------------
     Total net income                          $ 217     $ 367               $(150)           (40.9)%
                                               =====     =====               =====
-----------------------------------------------------------------------------------------------------

(a) Key's management accounting system utilizes a methodology for loan loss provisioning by line of business that reflects credit quality expectations within each line of business over a normal business cycle. The "normalized provision for loan losses" assigned to each line as a result of this methodology does not necessarily coincide with the level of net loan charge-offs at any given point in the cycle.

(b) Noninterest income and expense attributable to Key Capital Partners is assigned to Retail Banking, Home Equity and Consumer Finance or Key Corporate Finance if one of those businesses is principally responsible for maintaining the relationship with the client that used Key Capital Partners' products and services. Key Capital Partners had net income of $15 million in the first quarter of 2001 and $31 million in the first quarter of 2000 before its income and expense were reassigned.

(c) Reconciling items include certain nonrecurring items such as the first quarter 2000 gain from the sale of Key's credit card business, charges related to unallocated nonearning assets of corporate support functions and the results of the divested credit card business.

KEY CONSUMER BANKING
RETAIL BANKING (A DIVISION OF KEY CONSUMER BANKING)

Net income for Retail Banking was $73 million for the first quarter of 2001, up from $60 million for the same period in 2000. The increase in net income is attributable to growth in total revenue and a reduction in noninterest expense.

Net interest income improved slightly from the first quarter of 2000, reflecting the positive effects of a 3% increase in average loans outstanding and a 7% increase in deposits. The positive effects of this growth were substantially offset by the effect of narrower interest rate spreads used in determining the profit contribution from deposits generated by Retail Banking. Noninterest income rose 8% from the year-ago quarter, while noninterest expense decreased 5%, largely due to lower costs associated with personnel, depreciation and amortization expense, and various indirect charges.

HOME EQUITY AND CONSUMER FINANCE (A DIVISION OF KEY CONSUMER BANKING)

Net income for Home Equity and Consumer Finance was $20 million in the first quarter of 2001, compared with $18 million for the same period last year. Total revenue rose slightly from the year-ago quarter, reflecting growth in net interest income that was largely offset by a decrease in noninterest income. At the same time, the level of noninterest expense declined.

Although total revenue grew only slightly from the first quarter of 2000, its composition changed due to our decision to cease securitizing and selling our home equity loans. These assets have an attractive risk/reward profile and retaining them was a significant factor in contributing to an 8% increase in average loans outstanding and a $14 million, or 11%, increase in net interest income. This decision also contributed to a decline in noninterest income due to lower fee income from the servicing of securitized assets. Also adding to the decline in noninterest income was an increase in losses on leased vehicle residual values. The slight decrease in noninterest expense was primarily due to lower personnel costs.

KEY CORPORATE FINANCE

Net income for Key Corporate Finance was $112 million for the first three months of 2001, compared with $110 million for the same period last year and $142 million for the fourth quarter of 2000. The improvement from the year-ago quarter was driven by revenue growth, but was substantially offset by a rise in noninterest expense and a higher normalized provision for loan losses.

In comparison with the first quarter of 2000, total average loans grew by 6%, resulting in a $21 million, or 7%, improvement in net interest income. The growth in loans was distributed among most major business units. At the same time, noninterest income rose 6% primarily due to higher income from loan fees and various investment banking and capital markets activities. These increases in revenue were largely offset by higher costs associated with investment banking and capital markets activities, credit extensions and collections, and personnel.

The decline in earnings from the preceding quarter was due to a decrease in total revenue (primarily noninterest income) and an increase in noninterest expense. The decrease in noninterest income was largely attributable to declines in loan fees and investment banking fees, an area in which the volume of business is typically higher in the fourth quarter of the year.

KEY CAPITAL PARTNERS

Net income for Key Capital Partners was $2 million in the first quarter of 2001, compared with $22 million for the same period last year. Prior to assigning revenue and expense to other business lines whose clients utilize products and services offered by Key Capital Partners, net income was $15 million in the first quarter of 2001, compared with $31 million in the first quarter of 2000.

Total revenue for Key Capital Partners decreased by $36 million, or 14%, ($32 million, or 10%, prior to revenue sharing) from the year-ago quarter. The primary factors contributing to the decrease were declines in net gains from equity capital investments and revenue derived from brokerage services (principally in our Private Client Group). The reduction in each of these revenue components reflects the effect of a slower economy and related weakness in the securities markets. These declines were partially offset by a $6 million, or 3% decrease in noninterest expense, due primarily to lower personnel costs.

TREASURY

Treasury includes the Treasury business unit, as well as the net effect of funds transfer pricing. In the first three months of 2001, this segment generated net income of $19 million, up from $12 million in the same period last year. The improvement was attributable to a $25 million increase in gains from the sales of securities, offset in part by a reduction in net interest income.

RECONCILING ITEMS

The "reconciling items" shown in Figure 4 reflect certain nonrecurring items, charges related to unallocated nonearning assets of corporate support functions and the results of the divested credit card business. For more specific information regarding the above items, see notes c, d and e to the table included in Note 4 ("Line of Business Results"), which begins on page 10.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME

Key's principal source of earnings is net interest income, which comprises interest and loan-related fee income less interest expense. There are several factors that affect net interest income, including:

- the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

-    the use of off-balance sheet instruments to manage interest rate risk;

-    interest rate fluctuations; and

-    asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets, we present all net interest income on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory Federal income tax rate of 35%--would yield $100.

Figure 5 shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the first quarter of 2001 was $695 million, representing a $17 million, or 3%, increase from the same period last year. Average earning assets (primarily commercial and home equity loans) increased by 4% to $76.9 billion, but that improvement was partially offset by a decline in the net interest margin from 3.68% in the first quarter of 2000 to 3.63% in the first quarter of 2001.

NET INTEREST MARGIN. The decline in the net interest margin from the year-ago quarter was largely attributable to the divestiture of Key's credit card business in January 2000. The net interest margin also decreased from the fourth quarter of 2000, following three consecutive quarters in which the margin was either unchanged or slightly higher than the previous quarter. There are several reasons that the net interest margin declined from the fourth quarter:

- as a result of competitive factors, we did not lower the rates paid for deposits at the same time that the Federal Reserve reduced interest rates in the first quarter of 2001; Key made this adjustment later in the first quarter;

- our commercial demand deposits and loan fees are typically higher in the fourth quarter of each year; and

-    core deposit growth did not keep pace with loan growth.

INTEREST EARNING ASSETS. Average earning assets for the first quarter totaled $76.9 billion, which was $3.2 billion, or 4%, higher than the first quarter 2000 level. This increase came principally from the loan portfolio, despite the sale of Key's credit card business in January 2000 and the effect of other loan sales discussed below. The largest growth from the year-ago quarter occurred in the commercial and home equity portfolios.

Key's loan growth has been affected by several strategic developments. During 2000, we sold $805 million of low interest spread commercial loans to a loan conduit. This arrangement allows us to continue to meet our customers' funding needs and to generate servicing revenue without having to retain these low interest spread assets on the balance sheet. In addition, during 2000 and the first three months of 2001, Key sold without recourse $1.0 billion of its commercial mortgage loans. Our business of originating and servicing commercial mortgage loans is expected to grow as a result of Key's acquisitions of Newport Mortgage Company, L.P. and National Realty Funding L.C. last year.

     FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                        FIRST QUARTER 2001                          FOURTH QUARTER 2000
                                              ----------------------------------------    -----------------------------------------
                                                 AVERAGE                   YIELD/            AVERAGE                    YIELD/
dollars in millions                              BALANCE      INTEREST       RATE            BALANCE      INTEREST        RATE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural      $20,025         $ 406       8.22 %          $20,093         $ 451        8.92 %
     Real estate-- commercial mortgage             6,897           147       8.63              6,855           162        9.42
     Real estate-- construction                    5,273           117       9.03              5,164           129        9.97
     Commercial lease financing                    7,102           125       7.07              6,965           125        7.20
-----------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                    39,297           795       8.19             39,077           867        8.84
     Real estate-- residential                     4,172            81       7.74              4,232            81        7.68
     Home equity                                  10,086           233       9.38              9,591           228        9.45
     Consumer - direct                             2,480            64      10.43              2,582            69       10.57
     Consumer - indirect lease financing           2,936            59       8.02              3,023            62        8.16
     Consumer - indirect other                     5,673           136       9.58              5,813           141        9.72
-----------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                      25,347           573       9.10             25,241           581        9.18
     Loans held for sale                           2,389            54       9.09              2,220            51        9.13
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans                               67,033         1,422       8.57             66,538         1,499        8.98
Taxable investment securities                        892             7       3.24                898             8        3.73
Tax-exempt investment securities(a)                  317             8       8.83                344             8        8.73
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                1,209            15       4.70              1,242            16        5.12
Securities available for sale(a),(c)               7,026           120       6.87              6,807           121        7.02
Short-term investments                             1,604            20       5.00              1,449            23        6.20
-----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                      76,872         1,577       8.28             76,036         1,659        8.69
Allowance for loan losses                         (1,006)                                       (989)
Accrued income and other assets                   10,458                                      10,380
-----------------------------------------------------------------------------------------------------------------------------------
                                                 $86,324                                     $85,427
                                                 ========                                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                    $12,070            95       3.17            $11,873           103        3.44
Savings deposits                                   1,993             7       1.34              2,045             7        1.32
NOW accounts                                         602             2       1.54                600             2        1.55
Certificates of deposit ($100,000 or more)(d)      5,994            92       6.25              5,789            94        6.44
Other time deposits                               15,011           224       6.06             15,037           232        6.15
Deposits in foreign office                         2,869            40       5.64              3,265            54        6.60
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits           38,539           460       4.84             38,609           492        5.07
Federal funds purchased and securities
     sold under repurchase agreements              5,263            70       5.39              5,859            93        6.33
Bank notes and other short-term borrowings(d)      7,532           105       5.67              6,446           101        6.22
Long-term debt, including capital
     securities(d),(e)                            15,412           247       6.58             15,235           264        6.91
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities        66,746           882       5.38             66,149           950        5.72
Noninterest-bearing deposits                       8,185                                       8,363
Accrued expense and other liabilities              4,766                                       4,368
Common shareholders' equity                        6,627                                       6,547
-----------------------------------------------------------------------------------------------------------------------------------
                                                 $86,324                                     $85,427
                                                 =======                                     =======

Interest rate spread (TE)                                                    2.90                                         2.97
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                        $695        3.63%                           $709         3.71%
                                                                 =====       ====                            ====         ====
Capital securities                                $1,307           $24                        $1,243           $24
Taxable-equivalent adjustment(a)                                     7                                           7
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

(d)  Rate calculation excludes basis adjustments related to fair value hedges.

(e)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

N/M = Not Meaningful

              FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME
                          AND YIELDS/RATES (CONTINUED)




                                                        THIRD QUARTER 2000                          SECOND QUARTER 2000
                                               -------------------------------------    -----------------------------------------
                                                AVERAGE                    YIELD/           AVERAGE                    YIELD/
dollars in millions                             BALANCE      INTEREST       RATE            BALANCE      INTEREST       RATE
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural      $19,647        $  434        8.87%            $19,046      $ 405        8.56%
     Real estate-- commercial mortgage             6,932           160        9.29               6,967        156        9.03
     Real estate-- construction                    4,866           121        9.98               4,625        110        9.51
     Commercial lease financing                    6,861           122        7.14               6,773        124        7.30
---------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                    38,306           837        8.78              37,411        795        8.53
     Real estate-- residential                     4,273            80        7.51               4,276         83        7.80
     Home equity                                   9,095           219        9.68               8,600        196        9.16
     Consumer - direct                             2,595            68       10.50               2,620         66       10.09
     Consumer - indirect lease financing           3,052            62        8.08               3,107         62        7.97
     Consumer - indirect other                     5,952           142        9.55               6,078        142        9.33
---------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                      24,967           571        9.17              24,681        549        8.92
     Loans held for sale                           2,504            56        8.96               2,725         58        8.52
---------------------------------------------------------------------------------------------------------------------------------
        Total loans                               65,777         1,464        8.93              64,817      1,402        8.68
Taxable investment securities                        787             8        3.63                 671          6        3.63
Tax-exempt investment securities(a)                  369             7        8.12                 415          9        8.77
---------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                1,156            15        5.06               1,086         15        5.60
Securities available for sale(a),(c)               6,275           107        6.67               6,198        107        6.73
Short-term investments                             1,501            17        4.76               1,757         23        5.29
---------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                      74,709         1,603        8.61              73,858      1,547        8.40
Allowance for loan losses                           (969)                                         (976)
Accrued income and other assets                   10,365                                        10,523
---------------------------------------------------------------------------------------------------------------------------------
                                                 $84,105                                       $83,405
                                                 =======                                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                    $11,956           102        3.43             $12,403        105        3.41
Savings deposits                                   2,151             8        1.49               2,275          8        1.44
NOW accounts                                         592             2        1.59                 628          3        1.61
Certificates of deposit ($100,000 or more)(d)      5,269            84        6.40               5,430         82        6.06
Other time deposits                               14,634           218        6.01              13,656        190        5.61
Deposits in foreign office                         2,860            48        6.70               3,029         48        6.39
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits           37,462           462        4.96              37,421        436        4.69
Federal funds purchased and securities
     sold under repurchase agreements              5,746            88        6.17               4,096         58        5.64
Bank notes and other short-term borrowings(d)      6,403            99        6.19               6,972        103        5.96
Long-term debt, including capital
     securities(d),(e)                            15,356           263        6.91              15,668        270        6.92
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities        64,967           912        5.65              64,157        867        5.43
Noninterest-bearing deposits                       8,377                                         8,412
Accrued expense and other liabilities              4,248                                         4,357
Common shareholders' equity                        6,513                                         6,479
---------------------------------------------------------------------------------------------------------------------------------
                                                 $84,105                                       $83,405
                                                 =======                                       =======

Interest rate spread (TE)                                                     2.96                                       2.97
---------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                        $ 691        3.68%                          $680        3.68%
                                                                 =====        ====                           ====        ====
Capital securities                                $1,243           $24                          $1,243        $24
Taxable-equivalent adjustment(a)                                     7                                          7

---------------------------------------------------------------------------------------------------------------------------------




                                                                 FIRST QUARTER 2000
                                                   --------------------------------------------
                                                         AVERAGE                     YIELD/
dollars in millions                                      BALANCE      INTEREST        RATE
-----------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural               $18,677       $ 379        8.17%
     Real estate-- commercial mortgage                      6,891         150        8.74
     Real estate-- construction                             4,601         104        9.12
     Commercial lease financing                             6,684         122        7.28
-----------------------------------------------------------------------------------------------
        Total commercial loans                             36,853         755        8.23
     Real estate-- residential                              4,318          81        7.48
     Home equity                                            8,129         179        8.85
     Consumer - direct                                      2,572          62        9.72
     Consumer - indirect lease financing                    3,174          63        7.93
     Consumer - indirect other                              6,286         145        9.22
-----------------------------------------------------------------------------------------------
        Total consumer loans                               24,479         530        8.67
     Loans held for sale                                    2,692          65        9.80
-----------------------------------------------------------------------------------------------
        Total loans                                        64,024       1,350        8.47
Taxable investment securities                                 580           4        2.94
Tax-exempt investment securities(a)                           436          10        8.74
-----------------------------------------------------------------------------------------------
        Total investment securities                         1,016          14        5.43
Securities available for sale(a),(c)                        6,475         112        6.81
Short-term investments                                      2,164          20        3.66
-----------------------------------------------------------------------------------------------
        Total earning assets                               73,679       1,496        8.15
Allowance for loan losses                                    (899)
Accrued income and other assets                            10,407
-----------------------------------------------------------------------------------------------
                                                          $83,187
                                                          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                             $12,617         104        3.32
Savings deposits                                            2,357           9        1.61
NOW accounts                                                  627           3        1.62
Certificates of deposit ($100,000 or more)(d)               5,555          80        5.78
Other time deposits                                        12,552         164        5.25
Deposits in foreign office                                  1,206          17        5.76
-----------------------------------------------------------------------------------------------
        Total interest-bearing deposits                    34,914         377        4.34
Federal funds purchased and securities
     sold under repurchase agreements                       4,003          48        4.85
Bank notes and other short-term borrowings(d)               8,680         126        5.83
Long-term debt, including capital securities(d),(e)        16,577         267        6.49
-----------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                 64,174         818        5.13
Noninterest-bearing deposits                                8,160
Accrued expense and other liabilities                       4,344
Common shareholders' equity                                 6,509
-----------------------------------------------------------------------------------------------
                                                          $83,187
                                                          =======

Interest rate spread (TE)                                                            3.02
-----------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                $678        3.68%
                                                                         ====        ====
Capital securities                                         $1,243         $23
Taxable-equivalent adjustment(a)                                            7

-----------------------------------------------------------------------------------------------

Early in 2000, management announced that Key would de-emphasize the securitization and sale of home equity loans generated by our home equity finance affiliate. We have not effected any such transactions since the 1999 year end. By retaining the assets attributable to this growing business on Key's balance sheet, we intend to replace over time the earnings formerly generated by the divested credit card business. We will continue, however, to consider securitizations of other portfolios as a source of alternative funding when conditions in the capital markets are favorable. Key did not securitize any of its loans during the first quarter of 2001.

INTEREST RATE SWAPS AND CAPS. Key uses interest rate swaps and caps to help manage its interest rate sensitivity position. Interest rate swaps and caps are complicated instruments, but briefly:

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

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see the next section, entitled "Market risk management" and
Note 12 ("Derivatives and Hedging Activities"), starting on page 21. Figure 6 shows how changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 44, contains more discussion about changes in earning assets and funding sources.

               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES


                                                            FROM THREE MONTHS ENDED MARCH 31, 2000
                                                             TO THREE MONTHS ENDED MARCH 31, 2001
                                                   ---------------------------------------------------------
                                                       AVERAGE               YIELD/               NET
in millions                                             VOLUME                 RATE            CHANGE
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                     $ 64              $  8                $ 72
Taxable investment securities                                2                 1                   3
Tax-exempt investment securities                            (3)                1                  (2)
Securities available for sale                                9                (1)                  8
Short-term investments                                      (6)                6                  --
------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)             66                15                  81

INTEREST EXPENSE
Money market deposit accounts                               (4)               (5)                 (9)
Savings deposits                                            (1)               (1)                 (2)
NOW accounts                                                --                (1)                 (1)
Certificates of deposit ($100,000 or more)                   7                 5                  12
Other time deposits                                         35                25                  60
Deposits in foreign office                                  23                --                  23
------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                        60                23                  83
Federal funds purchased and securities sold
     under repurchase agreements                            16                 6                  22
Bank notes and other short-term borrowings                 (16)               (5)                (21)
Long-term debt, including capital securities               (19)               (1)                (20)
------------------------------------------------------------------------------------------------------------
     Total interest expense                                 41                23                  64
------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)             $ 25              $ (8)               $ 17
                                                          ====              ====                ====
------------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

MARKET RISK MANAGEMENT

The values of some financial instruments vary with changes in external interest rates, foreign exchange rates, equity prices (the value of equity securities held as assets), or other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase because the bond will become a less attractive investment. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. (Key is not affected in any material way by changes in foreign exchange rates or the prices of various equity securities held as assets.) The exposure that instruments tied to such external factors presents is called "market risk."

ASSET AND LIABILITY MANAGEMENT

Key's Asset/Liability Management Policy Committee has developed a program to measure and manage interest rate risk. This committee is also responsible for approving Key's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Key's interest rate sensitivity position.

MEASUREMENT OF SHORT-TERM INTEREST RATE EXPOSURE. The primary tool that management uses to measure interest rate risk is a net interest income simulation model. These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results help Key develop strategies for managing exposure to interest rate risk.

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates, and on- and off-balance sheet management strategies. Management believes that both individually and in the aggregate the assumptions we make are reasonable. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure.

Key's guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 2%. Key has been operating well within these guidelines. As of March 31, 2001, based on the results of our simulation model, Key would expect net interest income to increase by approximately .75% if short-term interest rates gradually decrease by 200 basis points. Conversely, if short-term interest rates gradually increase by 200 basis points, net interest income would be expected to decrease by approximately .46%.

MEASUREMENT OF LONG-TERM INTEREST RATE EXPOSURE. Key uses an economic value of equity model to complement short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than two years. The economic value of Key's equity is determined by aggregating the present value of projected future cash flows for asset, liability and derivative positions based on the current yield curve.

Economic value analysis has several limitations. For example, the economic values of asset, liability and off-balance sheet positions do not represent the true fair values of the positions, since economic values do not consider factors like credit risk and liquidity. In addition, we must estimate cash flow for assets and liabilities with indeterminate maturities. Moreover, our present value calculations do not take into consideration future changes in the balance sheet that will likely result from ongoing loan and deposit activities conducted by Key's core businesses. Finally, the analysis requires assumptions about events that span several years. Despite its limitations, the economic value of equity model is a relatively sophisticated tool for evaluating the longer-term effect of possible interest rate movements.

Key's guidelines for risk management call for preventive measures if an immediate 200 basis point increase or decrease in interest rates would reduce the economic value of equity by more than 15%. Key has been operating well within these guidelines.

OTHER SOURCES OF INTEREST RATE EXPOSURE. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within the bounds of Key's interest rate risk, liquidity and capital guidelines. We also periodically measure the risk to earnings and economic value arising from various other pro forma changes in the overall level of interest rates. The many interest rate scenarios modeled, and their potential impact on earnings and economic value, quantify the level of Key's interest rate exposure arising from option risk, basis risk and gap risk.

- A financial instrument presents "OPTION RISK" when one party can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans by refinancing at a lower rate. Such a prepayment gives Key a return on its investment (the principal plus some interest), but unless there is a prepayment penalty, that return will not be as much as the loan would have generated had payments been received as originally scheduled. Floating rate loans that are capped against potential interest rate increases and deposits that can be withdrawn on demand also present option risk.

- One approach that Key uses to manage interest rate risk is to offset floating-rate liabilities (such as borrowings) with floating-rate assets (such as loans). That way, as our interest expense increases, so will our interest income. We face "BASIS RISK" when our floating-rate assets and floating-rate liabilities reprice in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing at the same time, interest expense and interest income may not change by the same amount.

- We often use an interest-bearing liability to provide funding for an interest-earning asset. For example, Key may sell certificates of deposit and use the proceeds to make loans. That strategy presents "GAP RISK" if the related liabilities and assets do not mature or reprice at the same time.

MANAGEMENT OF INTEREST RATE EXPOSURE. Key manages interest rate risk by using portfolio swaps and caps, which modify the repricing or maturity characteristics of some of our assets and liabilities. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements. In addition, management considers interest rate implications when adding to Key's securities portfolio, issuing new debt and packaging loans for securitization.

TRADING PORTFOLIO RISK MANAGEMENT

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients, and financial assets and liabilities (trading positions) included in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet. For more information about these contracts, see Note 12 ("Derivatives and Hedging Activities"), which begins on page 21.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% certainty. At March 31, 2001, Key's aggregate daily VAR was $1.6 million compared with $.9 million at March 31, 2000. Aggregate daily VAR averaged $1.4 million for the first three months of 2001, compared with an average of less than $1 million during the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the first quarter of 2001 totaled $455 million, down $351 million, or 44%, from the same period last year. In the prior year, noninterest income was affected by nonrecurring items. The most significant of these items, which are shown in Figure 7, is the gain from the January 2000 sale of Key's credit card business. For more information on this transaction, see Note 3 ("Acquisitions and Divestiture"), on page 9.

Core noninterest income, which excludes significant nonrecurring items, was $455 million (40% of total core revenue) in the first quarter of 2001, compared with $476 million (41% of total core revenue) for the first three months of 2000. One of management's long-term objectives is to increase core noninterest income as a percentage of total core revenue to 50%.

The absence of income generated by the divested credit card business accounted for $5 million of the $21 million decrease in core noninterest income. The remainder of the decrease was attributable primarily to the effects of weaker conditions in the securities markets. These adverse conditions led to declines in revenue derived from various capital markets activities; the impact was particularly noticeable in our equity capital investing and brokerage businesses.

Figure 7 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the first three months of 2000. For detailed information about investment banking and capital markets income, and trust and investment services, see Figures 8 and 9, respectively.

                          FIGURE 7. NONINTEREST INCOME


                                                                        THREE MONTHS ENDED MARCH 31,                CHANGE
                                                                   -----------------------------------    -------------------------
dollars in millions                                                        2001                 2000          AMOUNT      PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                                       $141                 $160           $ (19)       (11.9)%
Investment banking and capital markets income                                65                   89             (24)       (27.0)
Service charges on deposit accounts                                          84                   86              (2)        (2.3)
Corporate-owned life insurance income                                        27                   25               2          8.0
Letter of credit and loan fees                                               29                   23               6         26.1
Net securities gains                                                         26                    1              25          N/M
Other income:
     Electronic banking fees                                                 17                   15               2         13.3
     Insurance income                                                        14                   17              (3)       (17.6)
     Loan securitization servicing fees                                       4                    6              (2)       (33.3)
     Net gains from loan securitizations and sales                            5                    9              (4)       (44.4)
     Miscellaneous income                                                    43                   45              (2)        (4.4)
-----------------------------------------------------------------------------------------------------------------------------------
          Total other income                                                 83                   92              (9)        (9.8)
-----------------------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                                     455                  476             (21)        (4.4)

Gain from sale of credit card portfolio                                      --                  332            (332)      (100.0)
Other nonrecurring items                                                     --                   (2)              2       (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items                               --                  330            (330)      (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                                         $455                 $806           $(351)       (43.5)%
                                                                           ====                 ====            =====
-----------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

             FIGURE 8. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                                                 THREE MONTHS ENDED MARCH 31,                  CHANGE
                                                               -------------------------------       ------------------------
dollars in millions                                                   2001              2000           AMOUNT        PERCENT
-----------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                                  $50               $44            $ 6           13.6%
Investment banking income                                               20                21             (1)          (4.8)
Equity capital gains (losses)                                          (16)               15            (31)           N/M
Foreign exchange income                                                 11                 9              2           22.2
-----------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income               $65               $89           $(24)         (27.0)%
                                                                      ====              ====           ====
-----------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful



                     FIGURE 9. TRUST AND INVESTMENT SERVICES


                                                 THREE MONTHS ENDED MARCH 31,             CHANGE
                                                 ----------------------------       --------------------
dollars in millions                                 2001             2000           AMOUNT     PERCENT
--------------------------------------------------------------------------------------------------------
Personal asset management and custody fees          $ 46             $ 47           $ (1)       (2.1)%
Institutional asset management and custody fees       22               24             (2)       (8.3)
Bond services                                         10                9              1        11.1
Brokerage commission income                           26               45            (19)      (42.2)
All other fees                                        37               35              2         5.7
--------------------------------------------------------------------------------------------------------
    Total trust and investment services income      $141             $160           $(19)      (11.9)%
                                                    ====             ====           ====

dollars in billions
--------------------------------------------------------------------------------------------------------
MARCH 31,
Discretionary trust assets                          $ 66             $ 72           $ (6)       (8.3)%
Nondiscretionary trust assets                         51               50              1         2.0
--------------------------------------------------------------------------------------------------------
    Total trust assets                              $117             $122           $ (5)       (4.1)%
                                                    ====             ====            ====
--------------------------------------------------------------------------------------------------------


TRUST AND INVESTMENT SERVICES. Trust and investment services provide Key's largest source of noninterest income. As shown in Figure 9, the decrease in revenue derived from these services was largely due to a decline in brokerage commission income, reflecting the impact of a weakening economy. The softer economic environment also resulted in a decrease in fee income that is based on the value of assets managed by Key for its clients. At March 31, 2001, Key's bank, trust and registered investment advisory subsidiaries had assets under discretionary management (excluding corporate trust assets) of $66 billion, compared with $72 billion at March 31, 2000.

INVESTMENT BANKING AND CAPITAL MARKETS INCOME. The decrease in this revenue component also reflects the effects of a weakening economy. As shown in Figure 8, results for the first quarter of 2001 include net equity capital losses of $16 million (including $21 million of unrealized mark-to-market adjustments), compared with net equity capital gains of $15 million in the year-ago quarter. This negative $31 million swing was substantially offset by an increase in net realized gains from the sales of certain securities held in Key's available for sale portfolio discussed below.

SECURITIES TRANSACTIONS. During the first quarter of 2001, Key realized $26 million of core net securities gains from the sales of securities held in the available for sale portfolio, compared with net gains of $1 million a year ago. Since the sales involved primarily equity securities issued by financial service companies, management does not expect the sales of these assets to have an adverse affect on Key's future net interest income.

SIGNIFICANT NONRECURRING ITEMS. Noninterest income for the first three months of 2000 includes a $332 million gain from the sale of Key's credit card business.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2001 totaled $698 million, down from $727 million for the first quarter of 2000. Items that hinder a direct comparison of results between quarters are shown in Figure 10. These items include restructuring and other special charges recorded during the first quarter of 2000 in connection with strategic actions that Key is taking to improve operating efficiency and profitability. You can find more information about these charges under the heading "Restructuring and other special charges," on page 43.

Core noninterest expense, which excludes significant nonrecurring items, decreased by $20 million, or 3%, from the year-ago quarter. Marketing expense rose by $5 million, but this was more than offset by an $18 million decrease in personnel expense and a $10 million decrease in equipment expense.

Figure 10 shows the components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the first three months of 2000.

                         FIGURE 10. NONINTEREST EXPENSE


                                                  THREE MONTHS ENDED MARCH 31,                     CHANGE
                                                 ------------------------------         -----------------------------
dollars in millions                                   2001               2000                 AMOUNT       PERCENT
---------------------------------------------------------------------------------------------------------------------
Personnel                                        $    364            $    382                 $    (18)        (4.7)%
Net occupancy                                          57                  57                       --           --
Computer processing                                    62                  59                        3          5.1
Equipment                                              38                  48                      (10)       (20.8)
Marketing                                              27                  22                        5         22.7
Amortization of intangibles                            26                  25                        1          4.0
Professional fees                                      18                  19                       (1)        (5.3)
Other expense:
     Postage and delivery                              17                  17                       --           --
     Telecommunications                                11                  14                       (3)       (21.4)
     Equity- and gross receipts- based taxes            8                   8                       --           --
     OREO expense, net                                  2                   2                       --           --
     Miscellaneous expense                             68                  65                        3          4.6
-----------------------------------------------------------------------------------------------------------------------
        Total other expense                           106                 106                       --           --
-----------------------------------------------------------------------------------------------------------------------
        Total core noninterest expense                698                 718                      (20)        (2.8)

Restructuring and other special charges              --                    12                      (12)      (100.0)
Other nonrecurring items                             --                    (3)                       3       (100.0)
-----------------------------------------------------------------------------------------------------------------------
        Total significant nonrecurring items         --                     9                       (9)      (100.0)
-----------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                $    698            $    727                 $    (29)        (4.0)%
                                                 ========            ========                  =======

Full-time equivalent employees at period end       21,882              23,474
-----------------------------------------------------------------------------------------------------------------------

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, declined by $18 million from the same period last year. This improvement is attributable to our competitiveness initiative and to the divestiture of Key's credit card business in January 2000. Through the competitiveness initiative we have improved efficiency, reduced the level of personnel required to conduct our business, and instilled a greater sense of awareness among all employees of the need to manage costs. Figure 11 shows the major components of Key's core personnel expense.

                        FIGURE 11. CORE PERSONNEL EXPENSE


                                                THREE MONTHS ENDED MARCH 31,                CHANGE
                                           ------------------------------------    --------------------------
dollars in millions                                 2001               2000          AMOUNT        PERCENT
-------------------------------------------------------------------------------------------------------------
Salaries                                            $211               $225           $(14)          (6.2)%
Employee benefits                                     57                 61             (4)          (6.6)
Incentive compensation                                96                 96             --             --
-------------------------------------------------------------------------------------------------------------
     Total core personnel expense                   $364               $382           $(18)          (4.7)%
                                                    ====               ====           ====
-------------------------------------------------------------------------------------------------------------

At March 31, 2001, the number of full-time equivalent employees was 21,882, compared with 22,142 at the end of 2000 and 23,474 a year ago. The decrease in the number of employees is primarily a result of Key's competitiveness initiative.

EQUIPMENT. The decrease in equipment expense was driven by reductions in depreciation, maintenance expense and rental expense stemming from cost management efforts and our competitiveness initiative.

MARKETING. The increase in marketing expense was due in part to the launch of Key's "Achieve anything" brand line early in the first quarter of 2001.

RESTRUCTURING AND OTHER SPECIAL CHARGES. During the first quarter of last year, Key recorded nonrecurring charges of $14 million (including restructuring charges of $9 million) in connection with strategic actions related to the competitiveness initiative. For more information related to the actions taken or to be taken, anticipated cost savings and expected reductions to Key's workforce, see the section entitled "Status of three-year competitiveness initiative," on page 29. Additional information related to the restructuring charges can be found in Note 10 ("Restructuring Charges"), on page 19. Cash generated by Key's operations will fund the restructuring charge liability; none of the charges will have a material impact on Key's liquidity.

INCOME TAXES

The provision for income taxes was $117 million for the three-month period ended March 31, 2001, compared with $200 million for the comparable period in 2000. The decrease in income taxes reflects a lower level of taxable income relative to the year-ago quarter, as well as a decrease in Key's effective tax rate. The effective tax rate (which is the provision for income taxes as a percentage of income before income taxes) for the first quarter of 2001 was 34.9%, compared with 35.3% for the same period last year. The effective tax rate decreased primarily because Key had larger tax credits, and tax-exempt income from corporate-owned life insurance and securities accounted for a larger portion of pretax income. The effect of these items was offset in part by proportionately higher levels of state income taxes and amortization related to nondeductible intangible assets. The effective income tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION
-------------------

LOANS

At March 31, 2001, total loans outstanding were $67.0 billion, compared with $66.9 billion at the end of 2000 and $64.1 billion a year ago. The composition of the loan portfolio at each of these respective dates is summarized in Note 6 ("Loans") on page 15. Despite the effects of a weakening economy, Key achieved a 5% increase in loans over the past twelve months, primarily as a result of strong growth in the home equity portfolio.

Because of Key's success in generating new loan volume, loan growth has outpaced deposit growth over the past several years. To mitigate this imbalance, we have used alternative funding sources like loan sales and securitizations so we can continue to capitalize on our lending opportunities. Management expects Newport Mortgage Company, L.P. and National Realty Funding L.C., which were acquired last year, to improve Key's ability to generate and securitize new loans, especially in the area of commercial real estate. In addition, early in 2000, we began selling loans to a loan conduit. This arrangement allows us to continue to meet our corporate customers' funding needs and to generate servicing revenue without having to retain certain low interest spread assets on the balance sheet.

Loans outstanding (excluding loans held for sale) would have grown by $5.3 billion, or 9%, over the past twelve months, if we had not sold $3.7 billion of loans ($1.0 billion through securitizations) during that time period. Excluding the impact of loan sales, commercial loans rose by $4.4 billion, or 12% since March 31, 2000. Four factors contributed to this increase: strong growth in the middle market and business banking portfolios; a $1.4 billion increase in commercial real estate mortgage loans; a $786 million increase in real estate construction loans and a $380 million increase in the equipment lease financing portfolio. Consumer loans rose (excluding loan sales) by $929 million, or 4%. This growth reflects a $2.1 billion increase in the home equity portfolio, partially because we opted to not securitize these loans starting in 2000. By retaining these assets, we intend to replace over time the revenue generated by our former credit card business. The growth of the home equity portfolio was moderated by declines of $694 million in installment loans and $288 million in automobile lease financing receivables.

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.6 billion of education loans ($1.0 billion through securitizations), $1.4 billion of commercial real estate loans, $478 million of commercial loans, and $131 million of home equity loans. A small amount of residential real estate loans were sold in the first quarter of this year.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-    the relative cost of funds;

-    the level of credit risk; and

-    capital requirements.


Figure 12 summarizes Key's loan sales (including securitizations) for the first three months of 2001 and all of 2000.

                       FIGURE 12. LOANS SOLD AND DIVESTED


                                                   Commercial     Residential     Home    Credit Card
in millions                         Commercial     Real Estate    Real Estate    Equity    Receivables    Education    Total
-----------------------------------------------------------------------------------------------------------------------------------
          2001
-------------------------
First quarter                              --       $  327          $    1       $   14           --        $  449      $  791
-----------------------------------------------------------------------------------------------------------------------------------
Total                                      --       $  327          $    1       $   14           --        $  449      $  791
                                         ======     ======          ======       ======         ======      ======      ======

          2000
-------------------------
Fourth quarter                             --       $  560            --         $   22           --        $   13      $  595

Third quarter                            $   27         70            --             72           --           618         787

Second quarter                              451        499            --             23           --           518       1,491

First quarter                               354          6            --             24         $1,339          29       1,752
-----------------------------------------------------------------------------------------------------------------------------------
Total                                    $  832     $1,135            --         $  141         $1,339      $1,178      $4,625
                                         ======     ======          ======       ======         ======      ======      ======
-----------------------------------------------------------------------------------------------------------------------------------

Figure 13 shows loans that are either administered or serviced by Key, but are not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income when we retain a portion of the securitized assets because those assets are accounted for like debt securities that are classified as available for sale or trading account assets.

                    FIGURE 13. LOANS ADMINISTERED OR SERVICED


                                 MARCH 31,   DECEMBER 31,  SEPTEMBER 30,     JUNE 30,    MARCH 31,
in millions                        2001         2000          2000            2000        2000
--------------------------------------------------------------------------------------------------
Education loans                  $ 4,428     $ 4,113        $ 3,946         $ 3,783     $ 3,386
Automobile loans                     340         422            505             602         716
Home equity loans                  1,085       1,176          1,266           1,361       1,457
Commercial real estate loans       6,549       5,322          4,071           3,700       3,100
Commercial loans                   1,023         973            916             805         354
--------------------------------------------------------------------------------------------------
     Total                       $13,425     $12,006        $10,704         $10,251     $ 9,013
                                 =======     =======        =======         =======     =======
--------------------------------------------------------------------------------------------------

SECURITIES

At March 31, 2001, the securities portfolio totaled $8.1 billion and included $6.9 billion of securities available for sale and $1.2 billion of investment securities. In comparison, the total portfolio at December 31, 2000, was $8.5 billion, including $7.3 billion of securities available for sale and $1.2 billion of investment securities.

Figure 14 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 15 provides the same information about Key's investment securities. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 13.

                    FIGURE 14. SECURITIES AVAILABLE FOR SALE

                                                                                                                          OTHER
                                             U.S. TREASURY,            STATES AND           COLLATERALIZED            MORTGAGE-
                                               AGENCIES AND             POLITICAL                 MORTGAGE               BACKED
dollars in millions                            CORPORATIONS          SUBDIVISIONS           OBLIGATIONS(a)        SECURITIES(a)
---------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Remaining maturity:
     One year or less                                  $201                    $1                $  105                $  1
     After one through five years                         6                    12                 4,026                 724
     After five through ten years                         6                    18                   398                 532
     After ten years                                      7                    --                   179                  49
---------------------------------------------------------------------------------------------------------------------------------
Fair value                                             $220                   $31                $4,708              $1,306
Amortized cost                                          220                    31                 4,680               1,289
Weighted average yield (b)                             5.10  %               4.63  %               7.07   %            7.17   %
Weighted average maturity                          .7 years             5.4 years             3.7 years           5.0 years
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fair value                                             $984                   $33                $4,298              $1,355
Amortized cost                                          984                    33                 4,296               1,355
---------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000
Fair value                                             $120                   $53                $4,090              $1,589
Amortized cost                                          121                    53                 4,295               1,623
---------------------------------------------------------------------------------------------------------------------------------


                                                        RETAINED                                          WEIGHTED
                                                    INTERESTS IN            OTHER                          AVERAGE
dollars in millions                           SECURITIZATIONS(a)       SECURITIES        TOTAL           YIELD (b)
-------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Remaining maturity:
     One year or less                                   $ 49               $  9           $  366              6.13 %
     After one through five years                        238                 10            5,016              7.01
     After five through ten years                         --                  6              960              7.38
     After ten years                                      --                323(c)           558              8.46
-------------------------------------------------------------------------------------------------------------------
Fair value                                              $287               $348           $6,900                --
Amortized cost                                           320                350            6,890              7.08 %
Weighted average yield (b)                              8.39   %           6.90   %         7.08 %              --
Weighted average maturity                          3.6 years         10.9 years        4.2 years                --
-------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fair value                                              $316               $343           $7,329                --
Amortized cost                                           334                307            7,309              7.16 %
-------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000
Fair value                                              $313               $104           $6,269                --
Amortized cost                                           332                111            6,535              6.82 %
-------------------------------------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c)  Includes equity securities with no stated maturity.


                        FIGURE 15. INVESTMENT SECURITIES


                                           STATES AND                                            WEIGHTED
                                            POLITICAL             OTHER                           AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES            TOTAL          YIELD(a)
----------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Remaining maturity:
     One year or less                            $124              $  5           $  129             8.34 %
     After one through five years                 135                --              135             9.74
     After five through ten years                  52                25               77             8.26
     After ten years                                5               862(b)           867             5.40
----------------------------------------------------------------------------------------------------------
Amortized cost                                   $316              $892           $1,208             8.01 %
Fair value                                        328               892            1,220               --
Weighted average yield(a)                        9.12  %           5.46   %         8.01 %             --
Weighted average maturity                   2.5 years         9.9 years        8.0 years               --
----------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Amortized cost                                   $323              $875           $1,198             8.16 %
Fair value                                        333               875            1,208               --
----------------------------------------------------------------------------------------------------------
MARCH 31, 2000
Amortized cost                                   $432              $621           $1,053             5.71 %
Fair value                                        442               621            1,063               --
----------------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b)  Includes equity securities with no stated maturity.

ASSET QUALITY

Key manages asset quality by following procedures that address the issue from many perspectives. Specifically, Key has professionals that:

-    evaluate and monitor the level of risk in credit-related assets;

-    formulate underwriting standards and guidelines for line management;

-    develop commercial and consumer credit policies and systems;

-    establish credit-related concentration limits;

-    review loans, leases and other corporate assets to evaluate credit quality;
     and

-    review the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at March 31, 2001, was $1.0 billion, or 1.49% of loans. This compares with $979 million, or 1.53%, at March 31, 2000. The allowance includes $111 million (for 2001) and $69 million (for 2000) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 16. At March 31, 2001, the allowance for loan losses was 140.39% of nonperforming loans, compared with 206.98% at March 31, 2000.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis using an iterative methodology. The methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 66 of Key's 2000 Annual Report to Shareholders. Since the allowance is established through the provision for loan losses, this methodology also has a direct impact on the level of the provision that Key records. In the first quarter of 2001, Key's provision for loan losses totaled $110 million, compared with a core provision of $62 million for the first quarter of last year. The core provision in the year-ago quarter excludes $121 million, which represents an additional amount added to the provision for an enhancement in Key's methodology for assessing credit risk.

NET LOAN CHARGE-OFFS. As shown in Figure 16, net loan charge-offs for the first quarter of 2001 were $109 million, or .66% of average loans, compared with net charge-offs of $134 million, or .84%, for the same period last year. Net charge-offs a year ago include $15 million of credit card net charge-offs, including holdbacks and putbacks related to the January 2000 sale of Key's credit card portfolio. Also included are $57 million of accelerated consumer loan charge-offs resulting from the implementation of new Federal charge-off guidelines applicable to all banking companies.

In comparison with the first quarter of 2000, net charge-offs in the commercial loan portfolio rose by $25 million, including two specific charge-offs that accounted for more than half of the increase. The rise in commercial net charge-offs reflects the growth of the overall portfolio as well as the impact of a weaker economy. The level of net charge-offs in the consumer portfolio decreased by $50 million from the year-ago quarter. Net charge-offs of credit card receivables decreased by $15 million because Key sold the credit card portfolio, while net charge-offs in the remainder of the consumer portfolio decreased by $35 million due primarily to the implementation of the new charge-off guidelines last year. These reductions were partially offset by a $14 million increase in net charge-offs of indirect automobile loans. Management anticipates that the level of Key's net charge-offs will continue to increase in the second quarter of 2001.

                   FIGURE 16. SUMMARY OF LOAN LOSS EXPERIENCE


                                                        THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
dollars in millions                                         2001          2000
-------------------------------------------------------------------------------------
Average loans outstanding during the period               $67,033       $64,024
-------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period          $ 1,001       $   930
Loans charged off:
     Commercial, financial and agricultural                    53            34
     Real estate-commercial mortgage                            3             2
     Commercial lease financing                                 3             4
-------------------------------------------------------------------------------------
          Total commercial loans                               59            40
     Real estate-residential mortgage                           2             1
     Home equity                                                6             8
     Credit card                                               --            16
     Consumer-direct                                           12            20
     Consumer-indirect lease financing                          6             7
     Consumer-indirect other                                   50            72
-------------------------------------------------------------------------------------
          Total consumer loans                                 76           124
-------------------------------------------------------------------------------------
                                                              135           164
Recoveries:
     Commercial, financial and agricultural                     7            10
     Real estate-commercial mortgage                           --             2
     Commercial lease financing                                 1             2
-------------------------------------------------------------------------------------
          Total commercial loans                                8            14
     Real estate-residential mortgage                           2            --
     Credit card                                               --             1
     Consumer-direct                                            2             1
     Consumer-indirect lease financing                          2             2
     Consumer-indirect other                                   12            12
-------------------------------------------------------------------------------------
          Total consumer loans                                 18            16
-------------------------------------------------------------------------------------
                                                               26            30
-------------------------------------------------------------------------------------
Net loans charged off                                        (109)         (134)
Provision for loan losses                                     110           183
Allowance related to loans sold, net                           (1)           --
-------------------------------------------------------------------------------------
Allowance for loan losses at end of period                $ 1,001       $   979
                                                          =======       =======
-------------------------------------------------------------------------------------
Net loan charge-offs to average loans                         .66 %         .84 %
Allowance for loan losses to period-end loans                1.49          1.53
Allowance for loan losses to nonperforming loans           140.39        206.98
-------------------------------------------------------------------------------------

NONPERFORMING ASSETS. Figure 17 shows the composition of Key's nonperforming assets. These assets totaled $740 million at March 31, 2001, and represented 1.10% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $672 million, or 1.00%, at December 31, 2000, and $497 million, or .78%, at March 31, 2000. The increase in the level of nonperforming assets in general is attributable to a number of factors, including continued economic weakness, the significant growth of the loan portfolio as a whole and the aging of certain segments of the portfolio. While the economic slowdown is expected to continue to impact Key's loan portfolio generally, the erosion in credit quality that we are experiencing is disproportionately concentrated in two distinct commercial portfolios of limited size: healthcare and the leveraged lending sector of structured finance. Although aggregate loans outstanding in these two portfolios account for only 3% of Key's total loans, these portfolios account for approximately 23% of the commercial loans on nonperforming status at March 31, 2001. These portfolios are expected to experience some continued deterioration in credit quality in the near term.

          FIGURE 17. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS



                                                  MARCH 31,     DECEMBER 31,    MARCH 31,
dollars in millions                                    2001             2000         2000
--------------------------------------------------------------------------------------------
Commercial, financial and agricultural            $   348      $   301          $   195
Real estate -- commercial mortgage                     84           90               98
Real estate -- construction                            29           28               18
Commercial lease financing                             50           48               39
--------------------------------------------------------------------------------------------
     Total commercial loans                           511          467              350
Real estate -- residential mortgage                    56           52               46
Home equity                                           102           80               59
Consumer -- direct                                      8            8                4
Consumer -- indirect lease financing                    9            7                2
Consumer -- indirect other                             27           36               12
--------------------------------------------------------------------------------------------
     Total consumer loans                             202          183              123
--------------------------------------------------------------------------------------------
     Total nonperforming loans                        713          650              473

OREO                                                   28           23               28
Allowance for OREO losses                              (1)          (1)              (6)
--------------------------------------------------------------------------------------------
     OREO, net of allowance                            27           22               22

Other nonperforming assets                             --           --                2
--------------------------------------------------------------------------------------------
     Total nonperforming assets                   $   740      $   672          $   497
                                                  =======      =======          =======
--------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more           $   299      $   236          $   238
Accruing loans past due 30 through 89 days            962          963            1,078
--------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans              1.06 %        .97 %            .74 %
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets        1.10         1.00              .78
--------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" -- domestic deposits other than certificates of deposit of $100,000 or more -- are Key's primary source of funding. During the first quarter of 2001, core deposits averaged $37.9 billion, and represented 49% of the funds Key used to support earning assets, compared with $36.3 billion and 49%, respectively, during the same period last year. As shown in Figure 5 (which spans pages 35 and 36), the mix of Key's deposits has changed over the past twelve months. The levels of money market deposits, savings deposits and NOW accounts declined, while Key's time deposits have grown as a result of our marketing efforts and client preferences for investments that offer higher returns. Weaker conditions in the securities markets have also contributed to the growth of time deposits, which offer a more stable rate of return than equity investing alternatives. Average deposits in Key's Retail Banking division grew by 7% from the year-ago quarter and allowed us to moderate our dependence on higher-cost funds.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $21.7 billion during the first quarter of 2001, compared with $19.4 billion a year ago. As shown in Figure 5, Key has relied more heavily on purchased funds over the past several quarters to fund earning assets. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. No securitizations were completed during the first three months of 2001.

LIQUIDITY

"Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations when due. Key has sufficient liquidity when it can meet the needs of depositors, borrowers and creditors at a reasonable cost, on a timely basis, and without adverse consequences. KeyCorp, the parent company, has sufficient liquidity when it can pay dividends to shareholders, service its debt, and support customary corporate operations and activities, including acquisitions.

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

- Our 922 full-service KeyCenters in 13 states generate a sizable volume of core deposits. Key's Funding and Investment Management Group monitors deposit flows and considers alternate pricing structures to attract deposits when necessary. (For more information about core deposits, see the previous section entitled "Deposits and other sources of funds.")

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of March 31, 2001.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first three months of 2001, affiliate banks paid KeyCorp a total of $1 million in dividends. As of March 31, 2001, the affiliate banks had an additional $943 million available to pay dividends without prior regulatory approval. These excess funds are generally maintained in short-term investments. During the first quarter, KeyCorp also received a $450 million distribution of surplus in the form of cash from KeyBank National Association.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first three months of 2001, Key's affiliate banks raised $3.0 billion under Key's bank note program. Of the notes issued during this period of time, $539 million have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association).

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $7.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $3.8 billion of borrowings outstanding under this facility as of March 31, 2001, none of which were issued during the first quarter.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a two-year revolving credit agreement that provide funding availability of up to $500 million and $400 million, respectively. As of March 31, 2001, $111 million of borrowings were outstanding under the commercial paper program; no amount was outstanding under the revolving credit agreement.

OTHER PUBLICLY ISSUED SECURITIES. KeyCorp has a universal shelf registration statement on file with the Securities and Exchange Commission that provides for the possible issuance of up to $1.5 billion of debt and equity securities in addition to the unused capacity under a previous shelf registration. At March 31, 2001, unused capacity under the new shelf registration totaled $500 million. If Key maintains its favorable debt ratings, shown in Figure 18 below, management believes that, under normal conditions in the capital markets, any eventual offering of securities would be well-received by investors at a competitive cost.

                             FIGURE 18. DEBT RATINGS


                                                                      SENIOR      SUBORDINATED
                                              SHORT-TERM           LONG-TERM         LONG-TERM             CAPITAL
MARCH 31, 2001                                BORROWINGS                DEBT              DEBT          SECURITIES
-------------------------------------------------------------------------------------------------------------------
KeyCorp
----------------------------
Standard & Poor's                                 A-2                  A-              BBB+                 BBB
Moody's                                           P-1                  A1                A2                "al"

KeyBank National Association
----------------------------
Standard & Poor's                                 A-1                   A                A-                 N/A
Moody's                                           P-1                 Aa3                A1                 N/A
-------------------------------------------------------------------------------------------------------------------

N/A=Not Applicable

For more information about Key's sources and uses of cash for the three month periods ended March 31, 2001 and 2000, see the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at March 31, 2001, was $6.7 billion, up $79 million from the balance at December 31, 2000. Growth in retained earnings more than offset the effects of net unrealized losses on securities available for sale, a reduction in capital resulting from the cumulative effect of a change in accounting for derivative financial instruments, and net losses incurred on derivative financial instruments during the first quarter of 2001.

SHARE REPURCHASES. In light of Key's earnings outlook and strong capital position, in September 2000 the Board of Directors authorized the repurchase of 25,000,000 common shares, including the 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first three months of 2001, Key did not repurchase any of its common shares. At March 31, 2001, a remaining balance of 18,800,000 shares may be repurchased under the September 2000 authorization.

At March 31, 2001, Key had 67,474,937 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, and dividend reinvestment plans, and for other corporate purposes. During the first three months of 2001, Key reissued 1,159,943 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.75% at March 31, 2001, compared with 7.59% at December 31, 2000, and 7.78% at March 31, 2000.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-adjusted assets of 4.0%, and total capital as a percent of risk-adjusted assets of 8.0%. As of March 31, 2001, Key's Tier 1 capital ratio was 7.99%, and its total capital ratio was 12.32%.

The leverage ratio is Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.0%. All other bank holding companies must maintain a minimum ratio of 4%. As of March 31, 2001, KeyCorp had a leverage ratio of 7.79%, which is substantially higher than the minimum requirement.

Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualified as "well capitalized" at March 31, 2001, since each exceeded the prescribed thresholds of 10% for total capital, 6% for Tier 1 capital and 5% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at March 31, 2001. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 19 presents the details of Key's regulatory capital position at March 31, 2001, December 31, 2000 and March 31, 2000.

             FIGURE 19. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS


                                                  MARCH 31,     DECEMBER 31,    MARCH 31,
dollars in millions                                    2001           2000          2000
--------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                   $ 6,730          $ 6,609       $ 6,641
Qualifying capital securities                      1,243            1,243         1,243
Less:  Goodwill                                    1,311            1,324         1,378
       Other intangible assets(b)                     45               44            53
--------------------------------------------------------------------------------------------
           Total Tier 1 capital                    6,617            6,484         6,453
--------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses(c)                       1,001            1,001           979
Net unrealized holding gains(d)                        1               16             1
Qualifying long-term debt                          2,587            2,136         2,311
--------------------------------------------------------------------------------------------
          Total Tier 2 capital                     3,589            3,153         3,291
--------------------------------------------------------------------------------------------
          Total capital                          $10,206          $ 9,637       $ 9,744
                                                 =======          =======       =======
RISK-ADJUSTED ASSETS
Risk-adjusted assets on balance sheet            $71,251          $71,326       $68,047
Risk-adjusted off-balance sheet exposure          12,747           13,776        14,126
Less:  Goodwill                                    1,311            1,324         1,378
       Other intangible assets(b)                     45               44            53
Plus:  Market risk-equivalent assets                 226              225           162
       Net unrealized holding gains(d)                 1               16             1
--------------------------------------------------------------------------------------------
       Gross risk-adjusted assets                 82,869           83,975        80,905
Less:  Excess allowance for loan losses(c)          --               --            --
--------------------------------------------------------------------------------------------
       Net risk-adjusted assets                  $82,869          $83,975       $80,905
                                                 =======          =======       =======

AVERAGE QUARTERLY TOTAL ASSETS                   $86,324          $85,427       $83,187
                                                 =======          =======       =======

CAPITAL RATIOS
Tier 1 risk-adjusted capital ratio                  7.99 %           7.72 %        7.98 %
Total risk-adjusted capital ratio                  12.32            11.48         12.04
Leverage ratio(e)                                   7.79             7.71          7.89
--------------------------------------------------------------------------------------------

(a) Common shareholders' equity does not include net unrealized gains or losses on securities, except for net unrealized losses on marketable equity securities.

(b) Intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

(c) The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of gross risk-adjusted assets.

(d) Net unrealized holding gains included in Tier 2 capital are limited by regulation to 45% of net unrealized holding gains on available for sale equity securities with readily determinable fair values.

(e) Tier 1 capital divided by average quarterly total assets less goodwill and other nonqualifying intangible assets as defined in footnote (b).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section beginning on page 38 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information presented in Note 11 ("Legal Proceedings"), on page 20, of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           (10.1)    Amended Stock Option Plan for Directors

           (10.2)    Amended and Restated 1991 Equity Compensation Plan

           (10.3)    Amended Annual Incentive Plan

           (15)      Acknowledgment Letter of Independent Auditors

     (b)  REPORTS ON FORM 8-K

         January 17, 2001 - Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on January 16, 2001, the Registrant issued a press release announcing its earnings results for the three- and twelve-month periods ended December 31, 2000, and providing a slide presentation reviewed in the related conference call/webcast.

         February 14, 2001- Item 7. Financial Statements and Exhibits and Item
         9. Regulation FD Disclosure. Providing a slide presentation to be used by the Registrant in meetings with investors and analysts.

         No other reports on Form 8-K were filed during the three-month period ended March 31, 2001.

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


                                                KEYCORP
                                  ------------------------------------
                                             (Registrant)



Date:  May 11, 2001               /s/  Lee Irving
                                  ------------------------------------
                                  By:  Lee Irving
                                       Executive Vice President
                                       and Chief Accounting Officer