Form 10-Q
period 2001-06-30
KEYCORP /NEW/
filed 2001-08-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                   [KEYCORP]
             ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each               425,192,697 Shares
-----------------------------------------         ------------------------------
           (Title of class)                       (Outstanding at July 31, 2001)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                                   Page Number
                                                                                  -----------

           Consolidated Balance Sheets --
              June 30, 2001, December 31, 2000 and June 30, 2000                       3

           Consolidated Statements of Income --
              Three and six months ended June 30, 2001 and 2000                        4

           Consolidated Statements of Changes in Shareholders' Equity --
              Six months ended June 30, 2001 and 2000                                  5

           Consolidated Statements of Cash Flow --
              Six months ended June 30, 2001 and 2000                                  6

           Notes to Consolidated Financial Statements                                  7

           Independent Accountants' Review Report                                      26

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                27

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                      55




                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                            56

Item 4.   Submission of Matters to a Vote of Security Holders                          56

Item 5.   Other Information                                                            56

Item 6.   Exhibits and Reports on Form 8-K                                             57


          Signature                                                                    57


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,  DECEMBER 31,      JUNE 30,
dollars in millions                                                                         2001          2000          2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)                 (UNAUDITED)
ASSETS
Cash and due from banks                                                                  $ 2,781       $ 3,189       $ 3,178
Short-term investments                                                                     1,961         1,884         1,759
Securities available for sale                                                              6,706         7,329         6,249
Investment securities (fair value: $1,182, $1,208 and $1,136)                              1,171         1,198         1,128
Loans, net of unearned income of $1,762, $1,789 and $1,660                                66,693        66,905        65,612
      Less: Allowance for loan losses                                                      1,231         1,001           979
-----------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                           65,462        65,904        64,633
Premises and equipment                                                                       694           717           726
Goodwill                                                                                   1,141         1,324         1,357
Other intangible assets                                                                       36            44            52
Corporate-owned life insurance                                                             2,265         2,215         2,159
Accrued income and other assets                                                            3,621         3,466         3,478
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                       $85,838       $87,270       $84,719
                                                                                        ========       =======       =======

LIABILITIES
Deposits in domestic offices:
    Noninterest-bearing                                                                   $8,376        $9,076        $9,057
    Interest-bearing                                                                      33,986        35,519        34,733
Deposits in foreign office - interest-bearing                                              3,381         4,054         5,286
-----------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                      45,743        48,649        49,076
Federal funds purchased and securities sold under repurchase agreements                    5,919         4,936         3,511
Bank notes and other short-term borrowings                                                 7,128         6,957         5,998
Accrued expense and other liabilities                                                      4,627         4,701         4,287
Long-term debt                                                                            14,675        14,161        14,097
Corporation-obligated mandatorily redeemable preferred capital securities
    of subsidiary trusts holding solely subordinated debentures of KeyCorp (See Note 9)    1,279         1,243         1,243
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   79,371        80,647        78,212


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                      --            --            --
Common shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                                492           492           492
Capital surplus                                                                            1,395         1,402         1,405
Retained earnings                                                                          6,159         6,352         6,203
Loans to ESOP trustee                                                                        (13)          (13)          (24)
Treasury stock, at cost (66,930,892, 68,634,881 and 60,723,102 shares)                    (1,560)       (1,600)       (1,421)
Accumulated other comprehensive loss                                                          (6)          (10)         (148)
-----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                           6,467         6,623         6,507
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                         $85,838       $87,270       $84,719
                                                                                         =======       =======       =======
-----------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements (Unaudited).

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
dollars in millions, except per share amounts                                    2001         2000             2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                         $   1,321    $   1,397        $   2,739    $   2,744
Taxable investment securities                                                         8            6               15           10
Tax-exempt investment securities                                                      4            7                9           13
Securities available for sale                                                       115          107              235          219
Short-term investments                                                               19           23               39           43
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                         1,467        1,540            3,037        3,029

INTEREST EXPENSE
Deposits                                                                            388          436              848          813
Federal funds purchased and securities sold under repurchase agreements              52           58              122          106
Bank notes and other short-term borrowings                                           94          103              199          229
Long-term debt, including capital securities                                        220          270              467          537
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                          754          867            1,636        1,685
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                 713          673            1,401        1,344
Provision for loan losses                                                           401           68              511          251
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 312          605              890        1,093

NONINTEREST INCOME
Trust and investment services income                                                132          150              273          310
Investment banking and capital markets income                                        72           98              137          187
Service charges on deposit accounts                                                  90           85              174          171
Corporate-owned life insurance income                                                27           25               54           50
Letter of credit and loan fees                                                       30           24               59           47
Net securities gains                                                                  8            2               34            3
Gain from divestiture                                                                --           --               --          332
Other income                                                                         39           91              122          181
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                        398          475              853        1,281

NONINTEREST EXPENSE
Personnel                                                                           345          361              709          743
Net occupancy                                                                        56           56              113          113
Computer processing                                                                  63           60              125          119
Equipment                                                                            40           42               78           90
Marketing                                                                            29           31               56           53
Amortization of intangibles                                                         174           25              200           50
Professional fees                                                                    19           21               37           40
Restructuring charges                                                                --           --               (4)           7
Other expense                                                                       132          102              242          210
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                       858          698            1,556        1,425

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                                          (148)         382              187          949
Income taxes                                                                        (12)         134              105          334
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       (136)         248               82          615
    Cumulative effect of accounting changes, net of tax (see Note 1)                (24)          --              (25)          --
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                             $    (160)   $     248        $      57    $     615
                                                                              =========    =========        =========    =========

Per common share:
    Income (loss) before cumulative effect of accounting changes              $    (.32)   $     .57        $     .19    $    1.40
    Net income (loss)                                                              (.38)         .57              .14         1.40
    Income (loss) before cumulative effect of accounting changes
       - assuming dilution                                                         (.32)         .57              .19         1.40
    Net income (loss) - assuming dilution                                          (.38)         .57              .13         1.40
Weighted average common shares outstanding (000)                                424,675      434,112          424,352      437,973
Weighted average common shares and potential common
    shares outstanding (000)                                                    424,675      436,022          429,838      439,889

-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       ACCUMULATED
                                                                                LOANS TO  TREASURY           OTHER  COMPREHENSIVE
                                                    COMMON  CAPITAL   RETAINED      ESOP    STOCK,   COMPREHENSIVE         INCOME
dollars in millions, except per share amounts       SHARES  SURPLUS   EARNINGS   TRUSTEE   AT COST    INCOME (LOSS)      (LOSS)(b)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                         $492   $1,412     $5,833     $(24)   $(1,197)           $(127)
Net income                                                                615                                                $615
Other comprehensive losses:
       Net unrealized losses on securities
           available for sale, net of income
           taxes of ($19)(a)                                                                                   (17)           (17)
       Foreign currency translation adjustments                                                                 (4)            (4)
                                                                                                                         --------
                  Total comprehensive income                                                                                 $594
                                                                                                                             ====
Cash dividends on common shares
       ($.56 per share)                                                  (245)
Issuance of common shares:
       Employee benefit and dividend
           reinvestment plans - 528,057
           net shares                                           (7)                            20
Repurchase of common shares - 6,365,000 shares                                               (244)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                             $492   $1,405     $6,203     $(24)   $(1,421)           $(148)
                                                     ====   ======     ======     ====    =======            =====
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                         $492   $1,402     $6,352     $(13)   $(1,600)           $ (10)
Net income                                                                 57                                                 $57
Other comprehensive income (losses):
       Net unrealized gains on securities
           available for sale, net of income
           taxes of $14 (a)                                                                                     20             20
       Cumulative effect of change in
           accounting for derivative financial
           instruments, net of income taxes
           of ($12)                                                                                            (22)           (22)
       Net unrealized gains on derivative
           financial instruments, net of
           income taxes of $3                                                                                    6              6
                                                                                                                         --------
                  Total comprehensive income                                                                                 $ 61
                                                                                                                             ====
Cash dividends on common shares ($.59 per share)                         (250)
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans -1,703,988 net shares                          (7)                            40
-------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                             $492   $1,395     $6,159     $(13)   $(1,560)             $(6)
                                                     ====   ======     ======     ====    =======              ===
-------------------------------------------------------------------------------------------------------------------

(a)  Net of reclassification adjustments.

(b)  For the three months ended June 30, 2001 and 2000, comprehensive income
     (loss) was $(119) million and $257 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

               CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
in millions                                                                                  2001             2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $   57           $  615
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 511              251
    Cumulative effect of accounting changes, net of tax                                        25               --
    Depreciation expense and software amortization                                            144              141
    Amortization of intangibles                                                               200               50
    Net gain from divestiture                                                                  --             (332)
    Net securities gains                                                                      (34)              (3)
    Net (gains) losses from venture capital investments                                        24              (33)
    Net gains from loan securitizations and sales                                             (13)             (21)
    Deferred income taxes                                                                      17              138
    Net (increase) decrease in mortgage loans held for sale                                    68             (270)
    Net increase in trading account assets                                                   (288)             (34)
    Net decrease in accrued restructuring charges                                             (34)             (41)
    Other operating activities, net                                                          (211)             126
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     466              587
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                      (1,685)          (4,214)
Purchases of loans                                                                           (107)              --
Proceeds from loan securitizations and sales                                                1,647            3,586
Purchases of investment securities                                                           (187)            (203)
Proceeds from sales of investment securities                                                   22               11
Proceeds from prepayments and maturities of investment securities                             185               94
Purchases of securities available for sale                                                 (4,569)          (2,176)
Proceeds from sales of securities available for sale                                        2,049            2,030
Proceeds from prepayments and maturities of securities available for sale                   3,106              385
Net decrease in other short-term investments                                                  211              135
Purchases of premises and equipment                                                           (48)             (39)
Proceeds from sales of premises and equipment                                                  --               18
Proceeds from sales of other real estate owned                                                 12               12
Cash used in acquisitions, net of cash acquired                                                (3)            (357)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                     633             (718)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                        (2,915)           5,843
Net increase (decrease) in short-term borrowings                                            1,140           (3,107)
Net proceeds from issuance of long-term debt, including capital securities                  2,058            1,789
Payments on long-term debt, including capital securities                                   (1,557)          (3,555)
Purchases of treasury shares                                                                   --             (240)
Net proceeds from issuance of common stock                                                     17                8
Cash dividends                                                                               (250)            (245)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (1,507)             493
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                           (408)             362
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              3,189            2,816
-------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                   $2,781           $3,178
                                                                                           ======           ======
-------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                          $1,726           $1,667
    Income taxes paid                                                                          94               43
Noncash items:
    Derivative assets resulting from adoption of new accounting standard                     $120               --
    Derivative liabilities resulting from adoption of new accounting standard                 152               --
-------------------------------------------------------------------------------------------------------------------

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), which replaces SFAS 125. SFAS 140 retains most of the SFAS 125 provisions related to controlling interests and adds three significant new rules. These new rules:

o prescribe the test that determines whether a special purpose entity ("SPE") is a "qualifying" SPE, and prescribe the amount and type of derivative instruments a qualifying SPE can hold and the activities it may pursue;

o provide more restrictive guidance regarding the circumstances under which a company that transfers assets to a qualifying SPE will be deemed to have relinquished control of such assets and may account for the transaction as a sale; and

o require extensive disclosures about collateral, assets securitized and accounted for as a sale, and retained interests in securitized assets.

Effective April 1, 2001, Key adopted SFAS 140 which is effective for transactions entered into after March 31, 2001. Although no securitization transactions were completed during the second quarter, the prescribed guidance will be followed for future transactions. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Key included the disclosures required by SFAS 140 in the notes to its December 31, 2000, financial statements.

RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON CERTAIN INVESTMENTS. In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the auspices of the Financial Accounting Standards Board, reached a consensus in EITF 99-20 that provides guidance on how to record interest income and measure impairment on beneficial interests retained in a securitization transaction accounted for as a sale under SFAS 140, and purchased beneficial interests in securitized financial assets. Assets subject to this accounting guidance are carried on the balance sheet as securities available for sale [see Note 5 ("Securities") starting on page 14] or as trading account assets. This accounting guidance is effective for fiscal quarters beginning after March 15, 2001. Key adopted this guidance on April 1, 2001. As a result, during the second quarter, Key recorded a cumulative loss of $24 million in net income. This loss is presented as a "cumulative effect of accounting change" on Key's income statement.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

BUSINESS COMBINATIONS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which replaces Accounting Principles Board Opinion No.16. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Subsequent to June 30, 2001, Key has not initiated any business combinations that would have qualified for the pooling-of-interest method of accounting.

GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which takes effect for fiscal years beginning after December 15, 2001. SFAS 142 replaces Accounting Principles Board Opinion No.17 and eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Based on the level of Key's goodwill at June 30, 2001, management anticipates that the elimination of the related amortization may reduce noninterest expense and increase net income by approximately $80 million for 2002.

Under the new accounting standard, goodwill and certain intangible assets are subject to impairment tests, which must be conducted at least annually. Impairment losses that result from the initial application of SFAS 142 will be accounted for as a "cumulative effect of accounting change" on Key's income statement. Management has not yet completed the initial goodwill impairment test to determine whether any "transition impairment charge" may be necessary. Key will adopt SFAS 142 as of January 1, 2002.

ACCOUNTING GUIDANCE ISSUED DURING 2001

ACCOUNTING AND REPORTING FOR CERTAIN LOANS HELD FOR SALE. The Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Office of Thrift Supervision, and the National Credit Union Administration issued Interagency Guidance in March 2001, instructing institutions and examiners about the appropriate accounting and reporting treatment for certain loans that are sold directly from the loan portfolio or transferred to a held for sale account. This guidance, which is directed toward loans that have declined in credit quality, did not have a significant impact on Key during the first half of 2001, nor would it have had a significant impact on prior periods had it been issued earlier. Key implemented this guidance in its June 2001 sale of certain nonperforming consumer (primarily home equity) loans. The Securities and Exchange Commission has expressed views which support the Interagency Guidance.

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per common share is as follows:


                                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------      -------------------------
dollars in millions, except per share amounts                                 2001           2000           2001            2000
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS
   Income (loss) before cumulative effect of accounting changes             $(136)           $248            $82            $615
   Net income (loss)                                                         (160)            248             57             615
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average common shares outstanding (000)                      424,675         434,112        424,352         437,973
    Effect of dilutive common stock options (000)                              --           1,910          5,486           1,916
----------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and potential
        common shares outstanding  (000)                                  424,675         436,022        429,838         439,889
                                                                          =======         =======        =======         =======
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Income (loss) per common share before cumulative
        effect of accounting changes                                        $(.32)           $.57           $.19           $1.40
   Net income (loss) per common share                                        (.38)            .57            .14            1.40
   Income (loss) per common share before cumulative
        effect of accounting changes - assuming dilution                     (.32)            .57            .19            1.40
   Net income (loss) per common share - assuming dilution                    (.38)            .57            .13            1.40
----------------------------------------------------------------------------------------------------------------------------------


                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and the divestiture that Key completed during 2000 and the first six months of 2001 are summarized below.

ACQUISITIONS

THE WALLACH COMPANY INC.

On January 2, 2001, Key purchased The Wallach Company, Inc., an investment banking firm headquartered in Denver, Colorado. The purchase price of approximately $11 million was paid partly in cash and partly in the form of 370,830 Key common shares. Goodwill of approximately $9 million was recorded and is currently being amortized using the straight-line method over a period of 10 years.

NEWPORT MORTGAGE COMPANY L.P.

On September 30, 2000, Key purchased certain net assets of Newport Mortgage Company L.P., a commercial mortgage company headquartered in Dallas, Texas. Goodwill of approximately $10 million was recorded and is currently being amortized using the straight-line method over a period of 10 years.

NATIONAL REALTY FUNDING L.C.

On January 31, 2000, Key purchased certain net assets of National Realty Funding L.C., a commercial finance company headquartered in Kansas City, Missouri. Goodwill of approximately $10 million was recorded and is currently being amortized using the straight-line method over a period of 15 years.

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

                           4. LINE OF BUSINESS RESULTS

Key's three major lines of business are Key Consumer Banking, Key Corporate Finance and Key Capital Partners.

KEY CONSUMER BANKING

Retail Banking (a division of Key Consumer Banking)

Retail Banking delivers a complete line of branch-based financial products and services to consumers through 926 KeyCenters (retail banking branches). These KeyCenters are operated by relationship managers supported by a 24-hour telephone banking call center services group, 2,383 ATMs that access 15 different networks (resulting in one of the largest ATM networks in the United States) and a leading-edge Internet banking service, Key.com.

Home Equity and Consumer Finance (a division of Key Consumer Banking)

Home Equity and Consumer Finance provides indirect, non-branch-based consumer loan products, including automobile loans, home equity loans, education loans, and marine and recreational vehicle loans. As of December 31, 2000, based on the volume of loans generated, Home Equity and Consumer Finance was one of the foremost lenders for education, automobile purchases, and purchases of marine and recreational vehicles in the United States.

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

The table that spans pages 12 and 13 shows selected financial data for each major line of business for the three- and six-month periods ended June 30, 2001 and 2000. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of Key's three major businesses. In accordance with these policies:

o Net interest income for each line of business was determined by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Treasury" columns of the table.

o Indirect expenses, such as computer servicing costs and corporate overhead, were allocated based on the extent to which each line of business actually used the service.

o The provision for loan losses assigned to each line of business reflects credit quality expectations within each line over a normal business cycle. This "normalized provision for loan losses" does not necessarily coincide with actual net loan charge-offs at any given point in the cycle. The level of the consolidated provision is based upon the methodology that Key uses to estimate its consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of significant accounting policies") under the heading "Allowance for loan losses" on page 66 of Key's 2000 Annual Report to Shareholders.

o Income taxes were allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate-owned life insurance, nondeductible goodwill amortization and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 2% for the periods presented.

o Capital was assigned to each line of business based on management's assessment of economic risk factors (primarily credit, operating and market risk).

Developing and applying the methodologies that management follows to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular segment of Key's business or changes in Key's structure. The financial data for both 2001 and 2000 presented in the accompanying table reflects the following changes that occurred during the first half of 2001:

o A number of businesses have been reclassified. The Key Electronic Services unit moved from Treasury to Retail Banking, the Small Business unit moved from Retail Banking to Key Corporate Finance, and the Community Development unit moved from Key Corporate Finance to Retail Banking.

o The methodology used to assign a provision for loan losses to each line of business was changed from one based primarily upon actual net charge-offs to a methodology based on the credit quality expectations within each line over a normal business cycle.

Generally accepted accounting principles guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to guide reporting decisions. Consequently, the line of business results Key reports cannot necessarily be compared with results presented by other companies.

                                                     KEY CONSUMER BANKING
                                             ----------------------------------
                                                               HOME EQUITY AND
THREE MONTHS ENDED JUNE 30,                  RETAIL BANKING    CONSUMER FINANCE   KEY CORPORATE FINANCE
                                             --------------    ----------------   ---------------------
dollars in millions                            2001   2000       2001     2000       2001      2000
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)       $232     $232      $148     $126       $352      $330
Noninterest income                               93       93        (2)      19         86        77
Revenue sharing(a)                               13       19         1        1         35        35
-------------------------------------------------------------------------------------------------------
Total revenue(b)                                338      344       147      146        473       442
Provision for loan losses                        12       13        33       32         52        50
Depreciation and amortization expense            40       40        11       12         20        20
Noninterest expense                             160      167        72       67        169       160
Expense sharing(a)                                9       16        --       --         21        22
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
    (taxable equivalent) and cumulative
    effect of accounting change                 117      108        31       35        211       190
Allocated income taxes and taxable
    equivalent adjustments                       46       42        13       15         81        74
--------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
    of accounting change                         71       66        18       20        130       116
    Cumulative effect of accounting change       --       --       (24)      --         --        --
--------------------------------------------------------------------------------------------------------
Net income (loss)                              $ 71     $ 66      $ (6)    $ 20       $130      $116
                                               ====     ====      ====     ====       ====      ====

Percent of consolidated net income              N/M %     27 %     N/M %      8 %      N/M %      47 %
Percent of total segments' net income           N/M       28       N/M        8        N/M        49
-------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                       $ 7,766   $ 7,773  $15,775  $14,911    $35,888   $34,369
Total assets(b)                               9,125     9,241   16,815   16,051     37,577    36,344
Deposits                                     32,000    31,500      135      122      6,508     6,351
-------------------------------------------------------------------------------------------------------

                                                     KEY CONSUMER BANKING
                                             ----------------------------------
                                                               HOME EQUITY AND
SIX MONTHS ENDED JUNE 30,                    RETAIL BANKING    CONSUMER FINANCE   KEY CORPORATE FINANCE
                                             --------------    ----------------   ---------------------
dollars in millions                            2001      2000     2001     2000       2001      2000
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)       $460      $457     $290     $254       $691      $649
Noninterest income                              190       180        4       37        155       147
Revenue sharing(a)                               26        35        1        1         72        64
-------------------------------------------------------------------------------------------------------
Total revenue(b)                                676       672      295      292        918       860
Provision for loan losses                        24        25       66       65        104        97
Depreciation and amortization expense            79        80       23       25         41        39
Noninterest expense                             318       332      140      138        340       315
Expense sharing(a)                               19        29       --       --         42        40
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
    (taxable equivalent) and cumulative
    effect of accounting changes                236       206       66       64        391       369
Allocated income taxes and taxable
    equivalent adjustments                       92        81       28       27        150       142
-------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
    of accounting changes                       144       125       38       37        241       227
    Cumulative effect of accounting changes      --        --      (24)      --         --        --
-------------------------------------------------------------------------------------------------------
Net income (loss)                              $144      $125      $14      $37       $241      $227
                                               ====      ====      ===      ===       ====      ====

Percent of consolidated net income              253 %      21 %     25 %      6 %      423 %      37 %
Percent of total segments' net income            33        27        3        8         56        50
-------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                       $ 7,792   $ 7,685  $15,821  $14,786    $35,768   $34,044
Total assets(b)                               9,155     9,169   16,887   15,983     37,410    35,904
Deposits                                     32,284    30,963      139      126      6,494     6,248
-------------------------------------------------------------------------------------------------------


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

(c) "Reconciling items" reflect certain nonrecurring items, the results of the divested credit card business and charges related to unallocated nonearning assets of corporate support functions. These latter charges are part of net interest income and are allocated to the business segments through noninterest expense.

     Noninterest income for the second quarter of 2001 includes a loss of $40 million ($25 million after tax) recorded in connection with the decline in leased vehicle residual values.

     For the first six months of 2001, noninterest income includes the $40 million loss described above. Noninterest income in the first half of 2000 includes a gain of $332 million ($207 million after tax) from the January sale of Key's credit card business and $5 million ($3 million after tax) earned by the divested credit card business. This business also added $13 million ($8 million after tax) in the first six months of 2000 to net interest income.

    KEY CAPITAL PARTNERS       TREASURY        TOTAL SEGMENTS      RECONCILING ITEMS               KEY
    --------------------   --------------      ---------------     -----------------       ------------------
       2001     2000       2001      2000        2001     2000       2001      2000        2001       2000
-------------------------------------------------------------------------------------------------------------

       $ 50     $ 53       $(33)     $(23)       $749     $718       $(30)     $(38)       $719       $680
        228      259         31        25         436      473        (38)        2         398        475
        (49)     (55)        --        --          --       --         --        --          --         --
-------------------------------------------------------------------------------------------------------------
        229      257         (2)        2       1,185    1,191        (68)(c)   (36)(c)   1,117      1,155
          3        3          1         1         101       99        300 (d)   (31)        401         68
         25       23         --        --          96       95        151 (e)    --         247         95
        221      221          3         4         625      619        (14)(e)   (16)(e)     611        603
        (30)     (38)        --        --          --       --         --        --          --         --
-------------------------------------------------------------------------------------------------------------

         10       48         (6)       (3)        363      378       (505)       11        (142)       389
          6       20        (13)      (11)        133      140       (139)        1          (6)       141
-------------------------------------------------------------------------------------------------------------
          4       28          7         8         230      238       (366)       10        (136)       248
         --       --         --        --         (24)      --         --        --         (24)        --
-------------------------------------------------------------------------------------------------------------
       $  4     $ 28       $  7      $  8        $206    $ 238      $(366)      $10      $ (160)      $248
       ====     ====       ====      ====        ====    =====      =====       ===      ======       ====

        N/M %     11 %      N/M %       3 %       N/M %     96 %      N/M %       4 %       N/M %      100 %
        N/M       12        N/M         3         N/M      100        N/A       N/A         N/A        N/A
-------------------------------------------------------------------------------------------------------------

    $ 5,496   $5,326    $ 1,916   $ 2,335     $66,841  $64,714     $  113    $  184     $66,954    $64,898
     10,009    9,450     10,827    10,815      84,353   81,901      1,634 (f) 1,504 (f)  85,987     83,405
      3,805    3,382      2,907     4,462      45,355   45,817        (44)       17      45,311     45,834
-------------------------------------------------------------------------------------------------------------

    KEY CAPITAL PARTNERS       TREASURY        TOTAL SEGMENTS      RECONCILING ITEMS               KEY
    --------------------   --------------      ---------------     -----------------       ------------------
       2001     2000       2001      2000        2001     2000       2001      2000        2001       2000
-------------------------------------------------------------------------------------------------------------

       $100     $ 98       $(65)     $(38)     $1,476   $1,420       $(62)    $ (62)     $1,414     $1,358
        456      524         83        50         888      938        (35)      343         853      1,281
        (99)    (100)        --        --          --       --         --        --          --         --
-------------------------------------------------------------------------------------------------------------
        457      522         18        12       2,364    2,358        (97)(c)   281 (c)   2,267      2,639
          6        5          2         3         202      195        309 (d)    56 (d)     511        251
         49       47         --        --         192      191        152 (e)    --         344        191
        446      452          6         8       1,250    1,245        (38)(e)   (11)(e)   1,212      1,234
        (61)     (69)        --        --          --       --         --        --          --         --
-------------------------------------------------------------------------------------------------------------

         17       87         10         1         720      727       (520)      236         200        963
         11       37        (18)      (19)        263      268       (145)       80         118        348
-------------------------------------------------------------------------------------------------------------
          6       50         28        20         457      459       (375)      156          82        615
         --       --         (1)       --         (25)      --         --        --         (25)        --
-------------------------------------------------------------------------------------------------------------
       $  6     $ 50       $ 27      $ 20        $432     $459      $(375)     $156        $ 57      $ 615
       ====     ====       ====      ====        ====     ====      =====      ====        ====      =====

         10 %      8 %       47 %       3 %       758 %     75 %     (658)%      25 %       100 %      100 %
          2       11          6         4         100      100        N/A       N/A         N/A        N/A
-------------------------------------------------------------------------------------------------------------

     $5,533   $5,189     $1,973    $2,389     $66,887  $64,093       $106       $399     $66,993    $64,492
      9,930    9,523     11,084    10,898      84,466   81,477      1,688 (f)  1,819 (f)  86,154     83,296
      3,861    3,378      3,276     3,718      46,054   44,433        (40)        21      46,014     44,454
-------------------------------------------------------------------------------------------------------------



(d) The second quarter of 2001 includes an additional provision for loan losses of $300 million ($189 million after tax) recorded in connection with Key's decision to eliminate nonrelationship credit-only transactions.

    In the first half of 2000, the provision for loan losses includes an additional first quarter provision of $121 million ($76 million after tax). This provision resulted from the implementation of an enhanced methodology for assessing credit risk, particularly in the commercial loan portfolio.

(e) Noninterest expense for the second quarter of 2001 includes a goodwill write-down of $150 million associated with Key's decision to downsize its automobile finance business, additional litigation reserves of $20 million ($13 million after tax) and $2 million ($1 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability. Noninterest expense in the second quarter of 2000 includes $2 million ($1 million after tax) of the latter charges.

    For the first half of 2001, noninterest expense includes the second quarter charges described above. For the first six months of 2000, noninterest expense includes $16 million ($10 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability and $7 million ($4 million after tax) incurred by the divested credit card business.

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

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($1.0 billion, $743 million and $802 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

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

When Key retains an interest in securitized loans, Key bears the risk that the loans will be prepaid (which results in less interest income) or not paid at all. Key's retained interests (which include both certificated and uncertificated interests) are accounted for like debt securities that are classified as securities available for sale or as trading account securities.

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale were as follows:


                                                                              JUNE 30, 2001
                                                  --------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
----------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                     $  262            $ 11               --        $  273
    Other securities                                         909              --               --           909
----------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,171            $ 11               --        $1,182
                                                          ======            ====              ===        ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations               $ 120            $  1               --        $  121
    States and political subdivisions                         28              --               --            28
    Collateralized mortgage obligations                    4,877              80              $62         4,895
    Other mortgage-backed securities                       1,192              22                2         1,212
    Retained interests in securitizations                    252              13               --           265
    Other securities                                         183               6                4           185
----------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $6,652            $122              $68        $6,706
                                                          ======            ====              ===        ======
----------------------------------------------------------------------------------------------------------------

                                                                           DECEMBER 31, 2000
                                                  --------------------------------------------------------------
                                                                           Gross            Gross
                                                       Amortized      Unrealized       Unrealized          Fair
in millions                                                 COST           GAINS           LOSSES         VALUE
----------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                     $  323            $ 10               --        $  333
    Other securities                                         875              --               --           875
----------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,198            $ 10               --        $1,208
                                                          ======            ====              ===        ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  984              --               --        $  984
    States and political subdivisions                         33              --               --            33
    Collateralized mortgage obligations                    4,296            $ 63              $61         4,298
    Other mortgage-backed securities                       1,355              12               12         1,355
    Retained interests in securitizations                    334              --               18           316
    Other securities                                         307              42                6           343
----------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $7,309            $117              $97        $7,329
                                                          ======            ====              ===        ======
----------------------------------------------------------------------------------------------------------------

                                                                              JUNE 30, 2000
                                                  --------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
----------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                     $  380             $ 8               --        $  388
    Other securities                                         748              --               --           748
----------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,128             $ 8               --        $1,136
                                                          ======             ===             ====        ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $  121              --               --        $  121
    States and political subdivisions                         56              --               --            56
    Collateralized mortgage obligations                    4,185              --             $195         3,990
    Other mortgage-backed securities                       1,551             $ 3               36         1,518
    Retained interests in securitizations                    335              --               20           315
    Other securities                                         259               1               11           249
----------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $6,507             $ 4             $262        $6,249
                                                          ======             ===             ====        ======
----------------------------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:

                                           JUNE 30,      DECEMBER 31,      JUNE 30,
in millions                                    2001              2000          2000
------------------------------------------------------------------------------------
Commercial, financial and agricultural      $19,812           $20,100       $19,759
Real estate--commercial mortgage              6,940             6,876         6,962
Real estate--construction                     5,744             5,154         4,713
Commercial lease financing                    6,930             7,164         6,902
------------------------------------------------------------------------------------
     Total commercial loans                  39,426            39,294        38,336
Real estate--residential mortgage             3,998             4,212         4,251
Home equity                                  10,666             9,908         8,863
Consumer--direct                              2,448             2,539         2,609
Consumer--indirect lease financing            2,693             3,005         3,081
Consumer--indirect other                      5,571             5,718         6,019
------------------------------------------------------------------------------------
     Total consumer loans                    25,376            25,382        24,823
Real estate--commercial mortgage                208               316           340
Real estate--residential mortgage                82                42           124
Education                                     1,601             1,871         1,989
------------------------------------------------------------------------------------
     Total loans held for sale                1,891             2,229         2,453
------------------------------------------------------------------------------------
     Total loans                            $66,693           $66,905       $65,612
                                            =======           =======       =======
------------------------------------------------------------------------------------

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at June 30, 2001, see Note 12 ("Derivatives and Hedging Activities"), which begins on page 23.

Changes in the allowance for loan losses are summarized as follows:

                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
in millions                              2001          2000            2001             2000
---------------------------------------------------------------------------------------------
Balance at beginning of period         $1,001          $979          $1,001             $930
Charge-offs                              (201)          (94)           (337)            (258)
Recoveries                                 30            26              57               56
---------------------------------------------------------------------------------------------
     Net charge-offs                     (171)          (68)           (280)            (202)
Allowance related to loans sold            --            --              (1)              --
Provision for loan losses                 401            68             511              251
---------------------------------------------------------------------------------------------
     Balance at end of period          $1,231          $979          $1,231             $979
                                       ======          ====          ======             ====
---------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At June 30, 2001, impaired loans totaled $455 million. This amount includes $330 million of impaired loans with a specifically allocated allowance for loan losses of $129 million, and $125 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 2000, impaired loans totaled $364 million, including $213 million of loans with a specifically allocated allowance of $102 million, and $151 million that were carried at their estimated fair value. The average investment in impaired loans for the second quarters of 2001 and 2000 was $420 million and $279 million, respectively.

Key's nonperforming assets were as follows:


                                    JUNE 30,    DECEMBER 31,    JUNE 30,
in millions                             2001            2000        2000
-------------------------------------------------------------------------
Impaired loans                          $455            $364        $277
Other nonaccrual loans                   342             283         268
-------------------------------------------------------------------------
    Total nonaccrual loans               797             647         545
Restructured loans(a)                     --               3          --
-------------------------------------------------------------------------
    Total nonperforming loans            797             650         545
OREO                                      27              23          30
Allowance for OREO losses                 (1)             (1)         (1)
-------------------------------------------------------------------------
    OREO, net of allowance                26              22          29
Other nonperforming assets                --              --           3
-------------------------------------------------------------------------
    Total nonperforming assets          $823            $672        $577
                                        ====            ====        ====
-------------------------------------------------------------------------
(a) Excludes restructured loans on nonaccrual status

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

Key does not perform a specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as "Other nonaccrual loans"). Generally, this portfolio includes loans to finance residential mortgages, automobiles, recreational vehicles, boats and mobile homes. Management applies historical loss experience rates, which are adjusted based on assessments of emerging credit trends and other factors, to these loans and then allocates a portion of the allowance for loan losses to each loan type.

                                8. LONG-TERM DEBT

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                                           JUNE 30,       DECEMBER 31,          JUNE 30,
dollars in millions                                                            2001               2000              2000
-------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(a)                                $   796            $   393           $   391
Subordinated medium-term notes due through 2005(a)                               85                103               103
Senior euro medium-term notes due through 2003(b)                                50                 --                --
7.50%    Subordinated notes due 2006(c)                                         250                250               250
6.75%    Subordinated notes due 2006(c)                                         200                200               200
8.125%   Subordinated notes due 2002(c)                                         200                199               199
8.00%    Subordinated notes due 2004(c)                                         125                125               125
8.404%   Notes due through 2001                                                  13                 13                24
All other long-term debt(i)                                                      48                 --                 1
-------------------------------------------------------------------------------------------------------------------------
      Total parent company(j)                                                 1,767              1,283             1,293

Senior medium-term bank notes due through 2039(d)                             5,655              5,979             6,848
Senior euro medium-term bank notes due through 2007(e)                        3,752              3,955             3,248
6.50 %   Subordinated remarketable securities due 2027(f)                       312                312               312
6.95%    Subordinated notes due 2028(f)                                         300                300               300
7.125%   Subordinated notes due 2006(f)                                         250                250               250
7.25%    Subordinated notes due 2005(f)                                         200                200               200
6.75%    Subordinated notes due 2003(f)                                         200                200               200
7.50%    Subordinated notes due 2008(f)                                         165                165               165
7.00%    Subordinated notes due 2011(f)                                         506                 --                --
7.30%    Subordinated notes due 2011(f)                                         107                107               107
7.85%    Subordinated notes due 2002(f)                                          93                 93                93
7.55%    Subordinated notes due 2006(f)                                          75                 75                75
7.375%   Subordinated notes due 2008(f)                                          70                 70                70
Lease financing debt due through 2006(g)                                        548                581               590
Federal Home Loan Bank advances due through 2030(h)                             506                452               249
All other long-term debt(i)                                                     205                139                97
-------------------------------------------------------------------------------------------------------------------------
      Total subsidiaries                                                     12,944             12,878            12,804
-------------------------------------------------------------------------------------------------------------------------
          Total long-term debt                                              $14,711            $14,161           $14,097
                                                                            =======            =======           =======
-------------------------------------------------------------------------------------------------------------------------

Key uses interest rate swaps and caps, which modify the repricing and maturity characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments at June 30, 2001, see Note 12 ("Derivatives and Hedging Activities"),which begins on page 23.

(a) At June 30, 2001, December 31, 2000 and June 30,2000, the senior medium-term notes had weighted average interest rates of 4.483%, 6.81% and 6.85%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.42%, 7.32% and 7.32% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) Senior euro medium-term notes had a weighted average interest rate of 4.26% at June 30, 2001. These notes, which are obligations of KeyCorp, had a floating interest rate based on the three-month London Interbank Offered Rate (known as "LIBOR").

(c)  The notes may not be redeemed or prepaid prior to maturity.

(d) Senior medium-term bank notes of subsidiaries had weighted average interest rates of 4.30%, 6.72% and 6.56%, at June 30, 2001, December 31, 2000 and
     June 30, 2000, respectively. These notes had a combination of fixed and floating interest rates.

(e) Senior euro medium-term notes had weighted average interest rates of 4.78%, 6.89%, and 6.47%, at June 30, 2001, December 31, 2000 and June 30, 2000,
     respectively. These notes, which are obligations of KeyBank National Association, had fixed interest rates and floating interest rates based on LIBOR.

(f) These notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. None of the subordinated notes may be redeemed prior to their maturity dates.

(g) Lease financing debt had weighted average interest rates of 7.81% at June 30, 2001, 7.80% at December 31, 2000 and 7.74% at June 30, 2000. This
     category of debt primarily comprises nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type.

(h) Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 4.05% at June 30, 2001, 6.66% at December 31, 2000 and 6.59% at June 30, 2000. These advances, which had a combination of fixed and floating interest rates, were secured by $759 million, $678 million, and $373 million of real estate loans and securities at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

(i) Other long-term debt, comprising industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 6.84%, 7.91%, and 8.14% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

(j) At June 30, 2001, unused capacity under KeyCorp's shelf registration totaled $769 million, including $269 million reserved for issuance as medium-term notes.


                             9. CAPITAL SECURITIES

Five subsidiary business trusts of KeyCorp (KeyCorp Institutional Capital A, KeyCorp Institutional Capital B, KeyCorp Capital I, KeyCorp Capital II and KeyCorp Capital III) have issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"). As guarantor, KeyCorp unconditionally guarantees payment of:

o accrued and unpaid distributions required to be paid on the capital securities;

o    the redemption price when a capital security is called for redemption; and

o    amounts due if a trust is liquidated or terminated.

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

The capital securities, common securities and related debentures are summarized as follows:

                                                                                 PRINCIPAL     INTEREST RATE          MATURITY
                                               CAPITAL                           AMOUNT OF        OF CAPITAL        OF CAPITAL
                                           SECURITIES,         COMMON          DEBENTURES,    SECURITIES AND    SECURITIES AND
dollars in millions                    NET OF DISCOUNT (a)  SECURITIES   NET OF DISCOUNT (b)    DEBENTURES (c)      DEBENTURES
--------------------------------------------------------------------------------------------------------------------------------
June 30, 2001
     KeyCorp Institutional Capital A            $  380            $11               $  361             7.826%             2026
     KeyCorp Institutional Capital B               163              4                  154             8.250              2026
     KeyCorp Capital I                             247              8                  255             5.616              2028
     KeyCorp Capital II                            235              8                  255             6.875              2029
     KeyCorp Capital III                           254              8                  257             7.750              2029
--------------------------------------------------------------------------------------------------------------------------------
         Total                                  $1,279            $39               $1,282             7.263%               --
                                                ======            ===               ======
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                               $1,243            $39               $1,282             7.619%               --
                                                ======            ===               ======
--------------------------------------------------------------------------------------------------------------------------------
June 30, 2000                                   $1,243            $39               $1,282             7.515%               --
                                                ======            ===               ======
--------------------------------------------------------------------------------------------------------------------------------

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

(b) KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), and July 16, 1999 (for debentures owned by Capital III); and (ii) in whole at any time within 90 days after and during the continuation of a "tax event" or a "capital treatment event" (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of:
     (i) the principal amount, plus any accrued but unpaid interest or (ii) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to Key.

(c) The interest rates for Capital A, Capital B, Capital II and Capital III are fixed. Capital I has a floating interest rate (which reprices quarterly) equal to three-month LIBOR plus 74 basis points. The rates shown as the total at June 30, 2001, December 31, 2000, and June 30, 2000, are weighted average rates.


                           10. RESTRUCTURING CHARGES

During the first half of 2001, KeyCorp recorded a restructuring charge credit of $4 million ($2 million after tax) in connection with a three-year
"competitiveness initiative" instituted in November 1999 to improve Key's operating efficiency and profitability. Restructuring charges previously accrued under this initiative totaled $104 million ($66 million after tax) in 2000 and $98 million ($62 million after tax) in 1999.

In the first phase of the initiative, Key's primary strategic actions were outsourcing certain technology and other corporate support functions, consolidating sites in a number of Key's businesses and reducing the number of management layers. This phase was completed last year. The final phase, which started during the second half of 2000, is focusing on:

o simplifying Key's business structure by consolidating 22 business lines into 12;

o    streamlining and automating business operations and processes;

o    standardizing product offerings and internal processes;

o    consolidating operating facilities and service centers; and

o    outsourcing certain noncore activities.

As a result of the competitiveness initiative, Key's workforce was to be reduced by approximately 4,000 positions from its November 1999 level. Those reductions were to occur at all levels throughout the organization. At June 30, 2001, more than 3,200 positions had been eliminated. Key's management expects the remaining reductions (comprising both staffed and vacant positions) to occur around the end of 2001.

Changes in the restructuring charge liability associated with the above actions are as follows:


                       DECEMBER 31,      RESTRUCTURING         CASH      JUNE 30,
in millions                    2000            CHARGES     PAYMENTS          2001
------------------------------------------------------------------------------------
Severance                      $ 62                $(7)         $19           $36
Site consolidations              60                  3           11            52
Equipment and other               2                ---          ---             2
----------------------------------------------------------------------------------
        Total                  $124                $(4)         $30           $90
                               ====                ===          ===           ===
------------------------------------------------------------------------------------

                             11. LEGAL PROCEEDINGS


In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management and Key's counsel, management does not believe there is any legal action to which Key is a party, or involving any of its properties, that, individually or in the aggregate, will have a material adverse effect on Key's financial condition.

RESIDUAL VALUE INSURANCE LITIGATION. Key Bank USA, National Association ("KeyBank") obtained two insurance policies from Reliance Insurance Company ("Reliance") insuring the residual value of certain automobiles leased through KeyBank. The two policies, the "4011 Policy" and the "4019 Policy", together covered the period January 1, 1997 to January 1, 2001. The 4019 Policy contains an endorsement stating that Swiss Reinsurance America Corporation ("Swiss Re") would assume and reinsure 100% of Reliance's obligations under the 4019 Policy in the event that Reliance Group Holdings' (Reliance's parent) claims paying ability fell below investment grade. KeyBank also entered into a letter agreement with Swiss Re and Reliance whereby Swiss Re agreed to issue a policy on the same terms and conditions as the 4011 Policy in the event that Reliance Group Holdings' financial condition fell below a certain level. Around May 2000, those conditions were met. Effective May 1, 2000, the 4011 Policy was terminated and replaced by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) (the "NAS Policy"). Tri-Arc Financial Services, Inc. ("Tri-Arc") acted as agent for Reliance, Swiss Re, and NAS with regard to the Policies. Since February 2000, KeyBank has been filing claims under the Policies, but Reliance, Swiss Re, NAS, and Tri-Arc (the "Insurance Parties") have not paid any of the claims submitted under the respective policies.

In July 2000, KeyBank filed a claim for arbitration with the American Arbitration Association against the Insurance Parties seeking, among other things, a declaration of the scope of coverage under the Policies and for damages. On January 8, 2001, Reliance filed an action (the "Litigation") against KeyBank in Federal district court in Ohio seeking rescission of the 4019 and 4011 Policies because, according to Reliance, they do not reflect the intent of the parties as to the scope of coverage and how and when claims were to be paid. In the alternative, Reliance is seeking reformation of those policies. The other Insurance Parties have also joined in this suit; and Swiss Re and NAS are asserting claims similar to the Reliance claims. In response, KeyBank filed an answer and counterclaim in the Litigation, asserting claims under the Policies against the Insurance Parties. KeyBank is seeking, among other things, declaratory relief as to the scope of coverage under the Policies, damages for breach of contract and the Insurance Parties' failure to act in good faith, and punitive damages. By agreement of the parties to proceed in the Litigation, KeyBank subsequently dismissed the arbitration without prejudice.

On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order placing Reliance in rehabilitation and purporting to stay all litigation pending against Reliance. Reliance subsequently petitioned the Federal district court in Ohio to stay the Litigation, which stay was granted on July 23, 2001. KeyBank has filed a motion asking the court to lift and to amend the stay.

Management believes that KeyBank has valid insurance coverage for the residual value of automobiles leased during the four-year period ending January 1, 2001. Because the leases in question are 3 to 5 year leases, the terms of the leases will expire over time through 2006. Consequently, the aggregate amount in dispute is not currently known and will be dependent upon the residual value of the automobiles at the end of the respective lease terms.

NSM LITIGATION. In March 1998, McDonald Investments Inc. ("McDonald"), now a subsidiary of KeyCorp, participated in an offering to institutional investors of certain securities of Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company, and certain NSM affiliates. The offering was part of the financing of an NSM steel mini-mill located in Chonburi, Thailand. McDonald served as a financial advisor to NSM and was an initial purchaser in connection with the offering (under Rule 144A of the Securities and Exchange Commission) of the approximately $452 million in NSM debt securities and related warrants. On December 24, 1998, holders of NSM securities gave a Notice of Default alleging a number of defaults under the terms of the securities. NSM is currently working to restructure its obligations, including obligations to holders of the securities and other creditors.

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

Nine separate lawsuits have been brought against McDonald and others by purchasers of the NSM securities: two in Federal court in Minnesota; two in Federal court in New York; two in California; and one in each of Connecticut, Illinois and New Jersey. The aggregate amount of securities alleged to have been purchased by the plaintiffs in these nine lawsuits is at least $260 million. While the relief claimed in the lawsuits varies, generally the plaintiffs seek rescission of the sale of the securities, compensatory damages, punitive damages, pre- and post- judgment interest, legal fees and expenses.

McDonald has filed responses to each complaint denying liability and has been vigorously defending these actions. In addition, McDonald has reached settlement agreements with the plaintiffs in the two lawsuits in California, the two lawsuits in New York, and the lawsuits in New Jersey and Connecticut, pursuant to which those plaintiffs' claims against McDonald are being dismissed. The terms of those settlement agreements, including the consideration paid by McDonald, are confidential.

Key believes that it has insurance coverage (above certain self-insurance layers which have been exhausted) for the settlements that have been reached. The insurance companies in question have denied coverage and declaratory judgment actions have been filed. On August 2, 2001, the parties agreed to an informal stay of the lawsuits for a period of ninety days to pursue a consensual mediation of their dispute.

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

At June 30, 2001, Key had $150 million of derivative assets recorded in "accrued income and other assets" and $258 million of derivative liabilities recorded in "accrued expense and other liabilities" on the balance sheet.

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

During the first half of 2001, Key recognized a net gain of $1 million related to the ineffective portion of its fair value hedging instruments. The ineffective portion of the hedge relationship was recorded in "other income" on the income statement.

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

As a result of the strategic actions announced in May, Key's anticipated future debt needs were revised. Consequently, during the second quarter of 2001, Key reclassified a $3 million gain from accumulated other comprehensive income
(loss) to "other income" on the income statement. This reclassification relates to a cash flow hedge of a previously forecasted debt issuance which is now not probable of occurring.

During the first half of 2001, the net gain recognized by Key in connection with the ineffective portion of its cash flow hedging instruments was not significant. There was no impact on earnings during the first half of 2001 related to the exclusion of portions of hedging instruments from the assessment of hedge effectiveness. Any hedge ineffectiveness was recorded in "other income" on the income statement.

The change in accumulated other comprehensive income (loss) resulting from cash flow hedges is as follows:

                                                            CUMULATIVE
                                                                EFFECT
                                          DECEMBER 31,     OF ADOPTING                 2001   RECLASSIFICATION      JUNE 30,
in millions                                       2000        SFAS 133     HEDGING ACTIVITY        TO EARNINGS          2001
-----------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges            --           $(22)                 $(6)                $12          $(16)
-----------------------------------------------------------------------------------------------------------------------------

At June 30, 2001, Key expects to reclassify approximately $10 million of net losses on derivative instruments from accumulated other comprehensive income
(loss) to earnings during the next twelve months, coinciding with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale/securitization of commercial real estate loans.


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

OPTIONS AND FUTURES. Key uses these instruments for proprietary trading purposes. Adjustments to the fair value of options are included in "investment banking and capital markets income" on the income statement. Such adjustments netted to zero for the first six months of 2001 and 2000.

The following table shows trading income recognized on interest rate swap and foreign exchange forward contracts.


                                        SIX MONTHS ENDED JUNE 30,
                                        -------------------------
in millions                               2001             2000
----------------------------------------------------------------
Interest rate swap contracts               $ 8              $29
Foreign exchange forward contracts          22               17
----------------------------------------------------------------


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

At June 30, 2001, Key had 37 different counterparties to swaps, including swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $63 million to 17 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $19 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $34 million. Based on management's assessment, as of June 30, 2001, all counterparties were expected to meet their obligations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 2001 and 2000, and the related condensed consolidated statements of income for the three- and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
July 13, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

This Management's Discussion and Analysis reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2001 and 2000. Some tables may cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 25.

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

- CORE financial results exclude the effects of significant nonrecurring items such as accounting changes, write-downs of certain assets in connection with the implementation of strategic actions, gains from divestitures and restructuring charges.

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

- For regulatory purposes, capital is divided into several classes. Federal regulations prescribe that at least half of a bank or bank holding company's TOTAL RISK-ADJUSTED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends," which begins on page 54.

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

- If the economy or segments of the economy fail to rebound, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

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

MAJOR ASPECTS OF KEY'S PERFORMANCE

FINANCIAL PERFORMANCE

On May 17, concurrent with the election of Chief Executive Officer, Henry L. Meyer III, as Chairman of the Board of Directors, we announced the implementation of strategic actions designed to sharpen our business focus and strengthen our financial performance. Specific actions include exiting the automobile leasing business, de-emphasizing indirect prime automobile lending and discontinuing nonrelationship, credit-only commercial lending.

As a result of the above actions, we recorded several nonrecurring charges during the second quarter, which had a short-term adverse affect on Key's financial performance. These charges include a noncore $150 million goodwill write-down, as well as two large charges included in Key's core financial results. The core charges include an additional provision for loan losses of $300 million ($189 million after tax) and $40 million ($25 million after tax) for losses incurred on the residual values of leased vehicles. Each of these charges is discussed in greater detail throughout the remainder of this discussion.

The core charges are reflected in the following primary measures of Key's core financial performance for the second quarter and first six months of 2001. Comparable measures of performance on a reported basis are included in Figure 2 on page 30.

- Core net income was $28 million, or $.07 per common share, compared with $249 million, or $.57 per share for the second quarter of 2000. For the first six months of the year, Key's core net income was $245 million, or $.57 per common share, compared with $492 million, or $1.12 for the same period last year.

- Key's core return on average equity was 1.69% and 15.46% for the second quarter of 2001 and 2000, respectively. For the first six months of the year, Key's core return on average equity was 7.45%, compared with 15.24% for the first half of 2000.

- Key's second quarter core return on average total assets was .13% compared with 1.20% for the second quarter of 2000. For the first six months of the year, Key's core return on average total assets was .57%, down from 1.19% for the comparable period in 2000.

In both the current and prior year, Key's financial results have been affected by various nonrecurring items, including those related to the implementation of the strategic actions announced on May 17. The most significant of the noncore items and their impact on both earnings and primary financial ratios are summarized in Figure 1. Despite the effect of these items, core earnings for the second quarter of 2001 include several positive performance trends. Relative to the first quarter, these include a $25 million increase in Key's net interest income, which benefited from a 14 basis point improvement in the net interest margin and continued strong demand for home equity loans. At the same time, noninterest income from investment banking and capital markets activities rose by $7 million, despite ongoing weakness in the economy, and noninterest expense fell by $12 million due primarily to the continuing benefits of PEG, Key's competitiveness initiative.

                    FIGURE 1. SIGNIFICANT NONRECURRING ITEMS

                                                                    Three months ended June 30,      Six months ended June 30,
dollars in millions, except per share amounts                       2001                  2000          2001               2000
---------------------------------------------------------------------------------------------------------------------------------
Net income as reported                                              $(160)                 $248           $57              $ 615
Nonrecurring items (net of tax):
      Goodwill write-down (automobile finance business)               150                     -           150                  -
      Cumulative effect of accounting change - EITF 99-20              24                     -            24                  -
      Additional litigation reserves                                   13                     -            13                  -
      Restructuring and other special charges                           1                     -             1                  9
      Gain from sale of credit card portfolio                           -                     -             -               (207)
      Enhancement of loan loss provision methodology                    -                     -             -                 76
      Other nonrecurring items                                          -                     1             -                 (1)
---------------------------------------------------------------------------------------------------------------------------------
Net income - core                                                   $  28                  $249          $245              $ 492
                                                                    =====                  ====          ====              =====
Net income per diluted common share                                 $(.38)                 $.57          $.13              $1.40
Net income per diluted common share - core                            .07                   .57           .57               1.12
Return on average total assets                                       (.75)%                1.20%          .13%              1.48%
Return on average total assets - core                                 .13                  1.20           .57               1.19
Return on average equity                                            (9.67)                15.40          1.73              19.04
Return on average equity - core                                      1.69                 15.46          7.45              15.24
---------------------------------------------------------------------------------------------------------------------------------

Figure 2 summarizes Key's financial performance on a reported basis for each of the past five quarters and the first six months of 2001 and 2000.

                                                FIGURE 2. SELECTED FINANCIAL DATA

                                                                           2001                          2000
                                                               ------------------------  ---------------------------------
dollars in millions, except per share amounts                      SECOND        FIRST      FOURTH       THIRD      SECOND
--------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                $   1,467     $   1,570   $   1,652   $   1,596   $   1,540
Interest expense                                                     754           882         950         912         867
Net interest income                                                  713           688         702         684         673
Provision for loan losses                                            401           110         108         131          68
Noninterest income                                                   398           455         508         405         475
Noninterest expense                                                  858           698         705         787         698
Income (loss) before income taxes and cumulative effect
      of accounting changes                                         (148)          335         397         171         382
Income (loss) before cumulative effect of accounting changes        (136)          218         266         121         248
Net income (loss)                                                   (160)          217         266         121         248
--------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes   $    (.32)    $     .51   $     .63   $     .28   $     .57
Income (loss) before cumulative effect of accounting changes
      -assuming dilution                                            (.32)          .51         .62         .28         .57
Net income (loss)                                                   (.38)          .51         .63         .28         .57
Net income (loss)-assuming dilution                                 (.38)          .51         .62         .28         .57
Cash dividends                                                      .295          .295         .28         .28         .28
Book value at period end                                           15.22         15.79       15.65       15.26       15.09
Market price:
      High                                                         26.43         27.58       28.50       27.06       23.00
      Low                                                          22.10         22.65       21.50       17.50       17.00
      Close                                                        26.05         25.80       28.00       25.31       17.63
Weighted average common shares (000)                             424,675       424,024     425,054     429,584     434,112
Weighted average common shares and
     potential common shares (000)                               424,675       429,917     430,634     431,972     436,022
--------------------------------------------------------------------------------------------------------------------------

AT PERIOD END
Loans                                                          $  66,693     $  67,027   $  66,905   $  66,299   $  65,612
Earning assets                                                    76,531        77,027      77,316      75,786      74,748
Total assets                                                      85,838        86,457      87,270      85,500      84,719
Deposits                                                          45,743        45,965      48,649      47,809      49,076
Long-term debt                                                    14,675        14,495      14,161      13,800      14,097
Shareholders' equity                                               6,467         6,702       6,623       6,520       6,507
Full-time equivalent employees                                    21,742        21,882      22,142      22,457      23,005
Branches                                                             926           922         922         932         938
--------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average total assets                                      (.75)%        1.02%       1.24%        .57%       1.20%
Return on average equity                                           (9.67)        13.28       16.16        7.39       15.40
Net interest margin (taxable equivalent)                            3.77          3.63        3.71        3.68        3.68
--------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS AT PERIOD END
Equity to assets                                                    7.53%         7.75%       7.59%       7.63%       7.68%
Tangible equity to tangible assets                                  6.25          6.29        6.12        6.10        6.12
Tier 1 risk-adjusted capital                                        7.71          7.99        7.72        7.59        7.88
Total risk-adjusted capital                                        11.81         12.32       11.48       11.34       11.74
Leverage                                                            7.68          7.79        7.71        7.76        7.90
--------------------------------------------------------------------------------------------------------------------------
                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------
dollars in millions, except per share amounts                         2001       2000
--------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                  $   3,037   $   3,029
Interest expense                                                     1,636       1,685
Net interest income                                                  1,401       1,344
Provision for loan losses                                              511         251
Noninterest income                                                     853       1,281
Noninterest expense                                                  1,556       1,425
Income (loss) before income taxes and cumulative effect
      of accounting changes                                            187         949
Income (loss) before cumulative effect of accounting changes            82         615
Net income (loss)                                                       57         615
--------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes     $     .19   $    1.40
Income (loss) before cumulative effect of accounting changes
      -assuming dilution                                               .19        1.40
Net income (loss)                                                      .14        1.40
Net income (loss)-assuming dilution                                    .13        1.40
Cash dividends                                                         .59         .56
Book value at period end                                             15.22       15.09
Market price:
      High                                                           29.25       23.00
      Low                                                            22.10       15.56
      Close                                                          26.05       17.63
Weighted average common shares (000)                               424,352     437,973
Weighted average common shares and
     potential common shares (000)                                 429,838     439,889
--------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                            $  66,693   $  65,612
Earning assets                                                      76,531      74,748
Total assets                                                        85,838      84,719
Deposits                                                            45,743      49,076
Long-term debt                                                      14,675      14,097
Shareholders' equity                                                 6,467       6,507
Full-time equivalent employees                                      21,742      23,005
Branches                                                               926         938
--------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                        .13%        1.48%
Return on average equity                                              1.73       19.04
Net interest margin (taxable equivalent)                              3.70        3.68
--------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                      7.53%       7.68%
Tangible equity to tangible assets                                    6.25        6.12
Tier 1 risk-adjusted capital                                          7.71        7.88
Total risk-adjusted capital                                          11.81       11.74
Leverage                                                              7.68        7.90
--------------------------------------------------------------------------------------


Key completed several acquisitions and a divestiture during the periods shown in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestiture") on page 9 has specific information about the acquisitions and divestiture that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

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

PRINCIPAL STRATEGIC ACTIONS DURING THE FIRST SIX MONTHS OF 2001

- Early in the first quarter, we acquired The Wallach Company, Inc., an investment-banking firm based in Denver, Colorado. We expect this acquisition to enhance our position in this fast-growth region and to provide additional expertise in the information technology and financial institutions sectors.

- During the second quarter, we announced strategic actions, discussed on page 28, which are designed to sharpen our business focus and strengthen our financial performance. These efforts will help us build on progress already made in streamlining the company.

STATUS OF THREE-YEAR COMPETITIVENESS INITIATIVE

During the third quarter of 2000, we entered the second and final phase of our three-year competitiveness initiative. Management expects that Key will achieve an annual savings rate of approximately $360 million from the overall initiative when actions are fully implemented before the end of 2002. Approximately $60 million of this savings will be reinvested to fund activities that will enhance Key's strategic competitive position, fuel higher growth and improve customer service. In the initial phase, which began in November 1999, Key reduced its operating expenses by approximately $100 million by outsourcing certain nonstrategic support functions, consolidating sites in a number of our businesses and reducing management layers. The final phase is focusing on:

- simplifying Key's business structure by consolidating 22 business lines into 12;

-    streamlining and automating business operations and processes;

-    standardizing product offerings and internal processes;

-    consolidating operating facilities and service centers; and

-    outsourcing additional noncore activities.

As of June 30, 2001, almost 75% of the projects related to the final phase have been completed, although many of the expected benefits from these projects have only begun to be realized. Management expects that the actions taken in the final phase will reduce Key's workforce by approximately 2,300 positions (comprising both staffed and vacant positions) around the end of 2001. This would bring workforce reductions to approximately 4,000 positions for the entire three-year initiative. In connection with the competitiveness initiative, we have recorded cumulative charges amounting to a net $279 million. During the first half of 2001, we reduced our related restructuring charges by $4 million, but this was offset by a $4 million increase in other special charges related to the initiative. The section entitled "Noninterest expense," which begins on page 44, and Note 10 ("Restructuring Charges"), on page 20, provide more information about Key's restructuring charges.

CASH BASIS FINANCIAL DATA

The selected financial data presented in Figure 3 highlight Key's performance on a cash basis for each of the past five quarters and the first six months of 2001 and 2000. We provide cash basis financial data because we believe it offers a useful tool for measuring Key's ability to support future growth, evaluating liquidity and assessing Key's ability to pay dividends and repurchase shares.

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

In June 2001, new accounting standards were issued that eliminate the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, and, effective January 1, 2002, eliminate the amortization of goodwill and other intangible assets deemed to have indefinite lives. These changes will essentially eliminate the difference between Key's reported results and those presented on a cash basis in this section. For more information pertaining to the new accounting standards, see the section entitled "Accounting standards pending adoption," included in Note 1 ("Basis of Presentation"), beginning on page 7.

This is the only section of this Financial Review that discusses Key's financial results on a cash basis.

                  FIGURE 3. CASH BASIS SELECTED FINANCIAL DATA





                                                                                    2001                      2000
                                                                           -------------------   --------------------------------
dollars in millions, except per share amounts                               SECOND      FIRST     FOURTH      THIRD      SECOND
---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                                        $    684   $    672   $    679   $    763   $    672
Income before income taxes and cumulative effect of accounting changes           26        361        423        195        408
Income before cumulative effect of accounting changes                            36        242        290        143        271
Net income                                                                       12        241        290        143        271
---------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Income before cumulative effect of accounting changes                      $    .08      $ .57     $  .68   $    .33   $    .62
Income before cumulative effect of accounting changes-assuming dilution         .08        .56        .67        .33        .62
Net income                                                                      .03        .57        .68        .33        .62
Net income - assuming dilution                                                  .03        .56        .67        .33        .62
Weighted average common shares (000)                                        424,675    424,024    425,054    429,584    434,112
Weighted average common shares and potential
      common shares (000)                                                   429,760    429,917    430,634    431,972    436,022
---------------------------------------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average total assets                                                  .06 %     1.15 %     1.37 %      .69 %     1.33 %
Return on average equity                                                        .90      18.57      22.33      11.12      21.56
---------------------------------------------------------------------------------------------------------------------------------

GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                                                   $  1,223   $  1,323   $  1,335   $  1,346   $  1,370
Nonqualifying intangibles average balance                                        38         42         46         50         54
Goodwill amortization (after tax)                                               170         21         21         20         21
Nonqualifying intangibles amortization (after tax)                                2          3          3          2          2

---------------------------------------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
dollars in millions, except per share amounts                                  2001         2000
---------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                                         $  1,356   $  1,374
Income before income taxes and cumulative effect of accounting changes           387      1,000
Income before cumulative effect of accounting changes                            278        661
Net income                                                                       253        661
---------------------------------------------------------------------------------------------------

PER COMMON SHARE
Income before cumulative effect of accounting changes                       $    .66   $   1.51
Income before cumulative effect of accounting changes-assuming dilution          .65       1.50
Net income                                                                       .60       1.51
Net income - assuming dilution                                                   .59       1.50
Weighted average common shares (000)                                         424,352    437,973
Weighted average common shares and potential
      common shares (000)                                                    429,838    439,889
---------------------------------------------------------------------------------------------------

PERFORMANCE RATIOS
Return on average total assets                                                   .60 %     1.62 %
Return on average equity                                                        9.59      26.27
---------------------------------------------------------------------------------------------------

GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                                                    $  1,273   $  1,378
Nonqualifying intangibles average balance                                         40         56
Goodwill amortization (after tax)                                                191         41
Nonqualifying intangibles amortization (after tax)                                 5          5

---------------------------------------------------------------------------------------------------

Key completed several acquisitions and a divestiture during the periods presented in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestiture") on page 9 has specific information about the acquisitions and divestiture that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

LINE OF BUSINESS RESULTS

Key has three major lines of business:

KEY CONSUMER BANKING comprises two of Key's primary divisions: RETAIL BANKING, and HOME EQUITY AND CONSUMER FINANCE.

- RETAIL BANKING offers branch-based deposit, investment and credit products and personal financial services to consumers.

- HOME EQUITY AND CONSUMER FINANCE offers non-branch-based consumer loan products, such as education loans, home equity loans, automobile loans, and marine and recreational vehicle loans.

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

Figure 4 shows the results contributed by each of Key's major lines of business for the three- and six-month periods ended June 30, 2001 and 2000.

                    FIGURE 4. RESULTS BY LINE OF BUSINESS(a)

                                            THREE MONTHS                                     SIX MONTHS
                                            ENDED JUNE 30,            CHANGE               ENDED JUNE 30,              CHANGE
                                        -------------------  -----------------------     -----------------     ---------------------
dollars in millions                       2001        2000    AMOUNT        PERCENT        2001      2000       AMOUNT     PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Key Consumer Banking:
     Retail Banking                      $  71       $  66     $   5         7.6 %        $ 144      $ 125      $  19       15.2%
     Home Equity and Consumer Finance(b)    18          20        (2)      (10.0)            38         37          1        2.7
Key Corporate Finance                      130         116        14         12.1           241        227         14        6.2
Key Capital Partners(c)                      4          28       (24)       (85.7)            6         50        (44)     (88.0)
Treasury                                     7           8        (1)       (12.5)           27         20          7       35.0
------------------------------------------------------------------------------------------------------------------------------------
     Total segments                        230         238        (8)       (3.4)           456        459         (3)       (.7)
Reconciling items(d)                      (390)         10      (400)        N/M           (399)       156       (555)       N/M
------------------------------------------------------------------------------------------------------------------------------------
     Total net income (loss)             $(160)      $ 248     $(408)        N/M          $  57      $ 615      $(558)     (90.7)%
                                         =====       =====     =====                      =====      =====      =====

------------------------------------------------------------------------------------------------------------------------------------


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

(b) Results for 2001 exclude a second quarter one-time cumulative charge of $39 million ($24 million after tax) resulting from a prescribed change, applicable to all companies, in the accounting for retained interests in securitized assets (See note (d) below).

(c) Noninterest income and expense attributable to Key Capital Partners is assigned to Retail Banking, Home Equity and Consumer Finance or Key Corporate Finance if one of those businesses is principally responsible for maintaining the relationship with the client that used Key Capital Partners' products and services. Key Capital Partners had net income of $16 million and $39 million in the second quarter of 2001 and 2000, respectively, and $31 million and $70 million in the first six months of 2001 and 2000, respectively, before its income and expense were reassigned.

(d) Reconciling items include certain strategic and nonrecurring items. Among these items are the second quarter 2001 additional provision for loan losses recorded in connection with Key's decision to eliminate nonrelationship credit-only transactions and the write-down of goodwill associated with Key's decision to downsize its automobile finance business. Included in 2000 results is the gain from the January sale of Key's credit card business. Also included are charges related to unallocated nonearning assets of corporate support functions and the effect of the accounting change described in note (b) above. For more specific information regarding the above items, see notes (c), (d) and (e) to the table included in Note 4 ("Line of Business Results"), which begins on page 10.

N/M= Not Meaningful

KEY CONSUMER BANKING
Retail Banking (a division of Key Consumer Banking)
---------------------------------------------------

Net income for Key Retail Banking totaled $71 million for the second quarter of 2001, up from $66 million for the same period in 2000. The increase in net income is primarily attributable to a reduction in noninterest expense, offset in part by a decline in total revenue.

Noninterest expense decreased by 6% from the year-ago quarter, largely due to lower costs associated with personnel, capital markets activities and various indirect charges. This improvement was reflected in the efficiency ratio, which decreased to 50.18% from 53.43% for the second quarter of 2000. Net interest income was essentially unchanged from the second quarter of last year, as the positive effects of a 2% increase in average deposits was offset by the effect of narrower interest rate spreads used in determining the profit contribution from deposits generated by Retail Banking. Noninterest income declined by 5% from the year-ago quarter, primarily due to a reduction in revenue generated by various capital markets activities. The revenues and costs related to capital markets activities are primarily the result of the income and expense sharing relationship described in the Key Capital Partners section below.

Home Equity and Consumer Finance (a division of Key Consumer Banking)
---------------------------------------------------------------------

Excluding the one-time charge pertaining to a prescribed change in the accounting for retained interests in securitized assets, Home Equity and Consumer Finance had net income of $18 million for the second quarter, representing a $2 million decrease from the second quarter of 2000. Total revenue rose slightly from the year-ago quarter, reflecting growth in net interest income that was largely offset by a decrease in noninterest income. At the same time, the level of noninterest expense increased by 5%.

Although total revenue grew only slightly from the second quarter of 2000, its composition changed due to our decision to cease securitizing and selling our home equity loans. These assets have an attractive risk/reward profile and retaining them was a significant factor in contributing to a 6% increase in average loans outstanding and a $22 million, or 17%, increase in net interest income. This decision also contributed to a decline in noninterest income due to lower securitization gains (to be expected in the first year after ceasing securitizations) and lower fee income from the servicing of securitized assets. Also adding to the decline in noninterest income was an increase in losses on leased vehicle residual values. The moderate increase in noninterest expense was primarily due to higher costs associated with collections, computer processing and professional services.

KEY CORPORATE FINANCE

Net income for Key Corporate Finance was $130 million for the second quarter of 2001, up from $116 million for the same period last year. The improvement from the year-ago quarter was driven by revenue growth, but was offset in part by a rise in noninterest expense and a higher normalized provision for loan losses.

In comparison with the second quarter of 2000, total average loans grew by 4%, resulting in a $22 million, or 7%, improvement in net interest income. The growth in loans was distributed among most major business units. At the same time, noninterest income rose 8% due to higher income from loan fees, service charges on deposit accounts and loan sale gains. These increases in revenue were partially offset by higher costs associated with computer processing and credit extensions.

KEY CAPITAL PARTNERS

Net income for Key Capital Partners was $4 million in the second quarter of 2001, compared with $28 million for the same period last year. Prior to assigning revenue and expense to other business lines whose clients utilize products and services offered by Key Capital Partners, net income was $16 million in the second quarter, compared with $39 million for the year-ago quarter.

Total revenue for Key Capital Partners decreased by $28 million, or 11%, ($34 million, or 11%, prior to revenue sharing) from the second quarter of last year. Weaker equity markets and a slowdown in the economy led to net losses on equity capital investments attributable to unrealized mark-to-market adjustments. Such conditions also resulted in declines in revenue derived from brokerage services, investment banking fees and investment advisory fees. These declines were offset in part by growth in fixed income revenues that resulted from the stronger bond markets. Net interest income decreased by $3 million, or 6%, from second quarter of 2000.

Noninterest expense increased by $10 million, or 5%, ($2 million, or 1%, prior to expense sharing) from the year-ago quarter, primarily due to a decrease in the level of expenses shared with other business lines and an increase in various indirect charges. The rise in noninterest expense resulting from these factors was partially offset by lower personnel costs.

TREASURY

Treasury includes the Treasury business unit, as well as the net effect of funds transfer pricing. In the second quarter of 2001, this segment generated net income of $7 million, compared with $8 million in the same period last year. Net securities gains and corporate-owned life insurance income increased by $5 million and $2 million, respectively. However, these increases were more than offset by a $10 million reduction in net interest income.

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

Figure 5 shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the second quarter of 2001 was $719 million, representing a $39 million, or 6%, increase from the same period last year. Average earning assets (primarily commercial and home equity loans) increased by 4% to $76.5 billion, while the net interest margin rose from 3.68% in the second quarter of 2000 to 3.77% in the second quarter of 2001.

For the first six months of 2001, net interest income totaled $1.4 billion, up $56 million, or 4%, from the first half of last year. The year-to-date growth reflected a slight improvement in the net interest margin which increased 2 basis points to 3.70%, while the growth of commercial and home equity loans was the primary contributor to a 4% increase in average earning assets to $76.7 billion.

NET INTEREST MARGIN. There are several reasons that the net interest margin improved over the past year:

- Key aggressively reduced the rates paid for deposits late in the first quarter of 2001 and throughout the second quarter; due to competitive factors, we did not lower the rates paid for deposits at the same time that the Federal Reserve reduced interest rates earlier in the first quarter;

- we improved the profitability of our total loan portfolio by continuing to focus on those businesses, such as home equity lending, that typically generate a higher rate of return; and

-    our loan fees grew significantly.


INTEREST EARNING ASSETS. Average earning assets for the second quarter totaled $76.5 billion, which was $2.7 billion, or 4%, higher than the second quarter 2000 level. For the first six months of the year, average earning assets rose $2.9 billion to $76.7 billion from the first half of 2000. Both the quarterly and year-to-date increases came principally from the commercial and home equity loan portfolios.

Key's loan growth has been affected by several strategic developments:

- During 2000, we sold $805 million of low interest spread commercial loans to a loan conduit. This arrangement allowed us to continue to originate loans to meet our customers' funding needs and to generate servicing revenue without having to retain these low interest spread assets on the balance sheet;

        FIGURE 5: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                          SECOND QUARTER 2001                 FIRST QUARTER 2001
                                                   --------------------------------     ------------------------------
                                                   AVERAGE                   YIELD/     AVERAGE                 YIELD/
dollars in millions                                BALANCE    INTEREST        RATE      BALANCE    INTEREST      RATE
----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural       $ 20,030    $    361          7.24%  $ 20,025   $    406         8.22%
     Real estate-- commercial mortgage               6,837         135          7.91      6,897        147         8.63
     Real estate-- construction                      5,504         108          7.81      5,273        117         9.03
     Commercial lease financing                      6,990         120          6.86      7,102        125         7.07
-----------------------------------------------------------------------------------------------------------------------
        Total commercial loans                      39,361         724          7.37     39,297        795         8.19
     Real estate-- residential                       4,065          79          7.81      4,172         81         7.74
     Home equity                                    10,459         228          8.74     10,086        233         9.38
     Consumer - direct                               2,458          60          9.74      2,480         64        10.43
     Consumer - indirect lease financing             2,778          57          8.27      2,936         59         8.02
     Consumer - indirect other                       5,593         134          9.61      5,673        136         9.58
-----------------------------------------------------------------------------------------------------------------------
        Total consumer loans                        25,353         558          8.83     25,347        573         9.10
     Loans held for sale                             2,240          43          7.69      2,389         54         9.09
-----------------------------------------------------------------------------------------------------------------------
        Total loans                                 66,954       1,325          7.93     67,033      1,422         8.57
Taxable investment securities                          911           8          3.41        892          7         3.24
Tax-exempt investment securities(a)                    297           6          8.79        317          8         8.83
-----------------------------------------------------------------------------------------------------------------------
        Total investment securities                  1,208          14          4.74      1,209         15         4.70
Securities available for sale(a,c)                   6,572         115          6.99      7,026        120         6.87
Short-term investments                               1,812          19          4.19      1,604         20         5.00
-----------------------------------------------------------------------------------------------------------------------
        Total earning assets                        76,546       1,473          7.71     76,872      1,577         8.28
Allowance for loan losses                             (988)                              (1,006)
Accrued income and other assets                     10,429                               10,458
-----------------------------------------------------------------------------------------------------------------------
                                                  $ 85,987                             $ 86,324
                                                  ========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                     $ 12,296          67          2.22   $ 12,070         95         3.17
Savings deposits                                     1,969           5          1.06      1,993          7         1.34
NOW accounts                                           610           3          1.50        602          2         1.54
Certificates of deposit ($100,000 or more)(d)        5,571          81          5.85      5,994         92         6.25
Other time deposits                                 14,479         209          5.77     15,011        224         6.06
Deposits in foreign office                           2,173          23          4.27      2,869         40         5.64
-----------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits             37,098         388          4.20     38,539        460         4.84
Federal funds purchased and securities
     sold under repurchase agreements                5,177          52          4.06      5,263         70         5.39
Bank notes and other short-term borrowings(d)        8,016          94          4.67      7,532        105         5.67
Long-term debt, including capital securities(d,e)   16,068         220          5.49     15,412        247         6.58
-----------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities          66,359         754          4.56     66,746        882         5.38
Noninterest-bearing deposits                         8,213                                8,185
Accrued expense and other liabilities                4,779                                4,766
Common shareholders' equity                          6,636                                6,627
-----------------------------------------------------------------------------------------------------------------------
                                                  $ 85,987                             $ 86,324
                                                  ========                             ========

Interest rate spread (TE)                                                       3.15                               2.90
-----------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                     $    719          3.77 %            $    695         3.63%
                                                              ========         =======            ========   ==========
Capital securities                                $  1,292    $     23                 $  1,307   $     24
Taxable-equivalent adjustment(a)                                     6                                   7

-----------------------------------------------------------------------------------------------------------------------

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

TE = Taxable Equivalent

                        FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES (CONTINUED)


                                                           FOURTH QUARTER 2000                        THIRD QUARTER 2000
                                                 --------------------------------------    ---------------------------------------
                                                  AVERAGE                      YIELD/        AVERAGE                     YIELD/
dollars in millions                               BALANCE       INTEREST       RATE          BALANCE      INTEREST        RATE
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural       $ 20,093    $    451          8.92%        $ 19,647   $    434         8.87%
     Real estate-- commercial mortgage               6,855         162          9.42            6,932        160         9.29
     Real estate-- construction                      5,164         129          9.97            4,866        121         9.98
     Commercial lease financing                      6,965         125          7.20            6,861        122         7.14
-----------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                      39,077         867          8.84           38,306        837         8.78
     Real estate-- residential                       4,232          81          7.68            4,273         80         7.51
     Home equity                                     9,591         228          9.45            9,095        219         9.68
     Consumer - direct                               2,582          69         10.57            2,595         68        10.50
     Consumer - indirect lease financing             3,023          62          8.16            3,052         62         8.08
     Consumer - indirect other                       5,813         141          9.72            5,952        142         9.55
-----------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                        25,241         581          9.18           24,967        571         9.17
     Loans held for sale                             2,220          51          9.13            2,504         56         8.96
-----------------------------------------------------------------------------------------------------------------------------------
        Total loans                                 66,538       1,499          8.98           65,777      1,464         8.93
Taxable investment securities                          898           8          3.73              787          8         3.63
Tax-exempt investment securities(a)                    344           8          8.73              369          7         8.12
-----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                  1,242          16          5.12            1,156         15         5.06
Securities available for sale(a,c)                   6,807         121          7.02            6,275        107         6.67
Short-term investments                               1,449          23          6.20            1,501         17         4.76
-----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                        76,036       1,659          8.69           74,709      1,603         8.61
Allowance for loan losses                             (989)                                      (969)
Accrued income and other assets                     10,380                                     10,365
-----------------------------------------------------------------------------------------------------------------------------------
                                                  $ 85,427                                   $ 84,105
                                                  ========                                   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                     $ 11,873         103          3.44         $ 11,956        102         3.43
Savings deposits                                     2,045           7          1.32            2,151          8         1.49
NOW accounts                                           600           2          1.55              592          2         1.59
Certificates of deposit ($100,000 or more)(d)        5,789          94          6.44            5,269         84         6.40
Other time deposits                                 15,037         232          6.15           14,634        218         6.01
Deposits in foreign office                           3,265          54          6.60            2,860         48         6.70
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits             38,609         492          5.07           37,462        462         4.96
Federal funds purchased and securities
     sold under repurchase agreements                5,859          93          6.33            5,746         88         6.17
Bank notes and other short-term borrowings(d)        6,446         101          6.22            6,403         99         6.19
Long-term debt, including capital securities(d,e)   15,235         264          6.91           15,356        263         6.91
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities          66,149         950          5.72           64,967        912         5.65
Noninterest-bearing deposits                         8,363                                      8,377
Accrued expense and other liabilities                4,368                                      4,248
Common shareholders' equity                          6,547                                      6,513
-----------------------------------------------------------------------------------------------------------------------------------
                                                  $ 85,427                                   $ 84,105
                                                  ========                                   ========

Interest rate spread (TE)                                                      2.97                                      2.96
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                     $    709          3.71%                   $    691         3.68%
                                                              ========       ========                   ========       ========
Capital securities                                $  1,243    $     24                       $  1,243   $     24
Taxable-equivalent adjustment(a)                                     7                                         7
------------------------------------------------------------------------------------------------------------------------------------


                                                           SECOND QUARTER 2000
                                                  -----------------------------------
                                                  AVERAGE                   YIELD/
dollars in millions                               BALANCE     INTEREST       RATE
-------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
     Commercial, financial and agricultural       $ 19,046   $    405         8.56 %
     Real estate-- commercial mortgage               6,967        156         9.03
     Real estate-- construction                      4,625        110         9.51
     Commercial lease financing                      6,773        124         7.30
----------------------------------------------------------------------------------
        Total commercial loans                      37,411        795         8.53
     Real estate-- residential                       4,276         83         7.80
     Home equity                                     8,600        196         9.16
     Consumer - direct                               2,620         66        10.09
     Consumer - indirect lease financing             3,107         62         7.97
     Consumer - indirect other                       6,078        142         9.33
----------------------------------------------------------------------------------
        Total consumer loans                        24,681        549         8.92
     Loans held for sale                             2,725         58         8.52
----------------------------------------------------------------------------------
        Total loans                                 64,817      1,402         8.68
Taxable investment securities                          671          6         3.63
Tax-exempt investment securities(a)                    415          9         8.77
----------------------------------------------------------------------------------
        Total investment securities                  1,086         15         5.60
Securities available for sale(a,c)                   6,198        107         6.73
Short-term investments                               1,757         23         5.29
----------------------------------------------------------------------------------
        Total earning assets                        73,858      1,547         8.40
Allowance for loan losses                             (976)
Accrued income and other assets                     10,523
----------------------------------------------------------------------------------
                                                  $ 83,405
                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                     $ 12,403        105         3.41
Savings deposits                                     2,275          8         1.44
NOW accounts                                           628          3         1.61
Certificates of deposit ($100,000 or more)(d)        5,430         82         6.06
Other time deposits                                 13,656        190         5.61
Deposits in foreign office                           3,029         48         6.39
----------------------------------------------------------------------------------
        Total interest-bearing deposits             37,421        436         4.69
Federal funds purchased and securities
     sold under repurchase agreements                4,096         58         5.64
Bank notes and other short-term borrowings(d)        6,972        103         5.96
Long-term debt, including capital securities(d,e)   15,668        270         6.92
----------------------------------------------------------------------------------
        Total interest-bearing liabilities          64,157        867         5.43
Noninterest-bearing deposits                         8,412
Accrued expense and other liabilities                4,357
Common shareholders' equity                          6,479
----------------------------------------------------------------------------------
                                                  $ 83,405
                                                  ========

Interest rate spread (TE)                                                     2.97
----------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                    $    680         3.68%
                                                             ========   ==========
Capital securities                                $  1,243   $     24
Taxable-equivalent adjustment(a)                                    7

----------------------------------------------------------------------------------

- during 2000 and the first six months of 2001, Key sold without recourse $1.3 billion of its commercial mortgage loans. Our business of originating and servicing commercial mortgage loans is expected to grow as a result of Key's acquisitions of Newport Mortgage Company, L.P. and National Realty Funding L.C. last year;

- early in 2000, management announced that Key would de-emphasize the securitization and sale of home equity loans generated by our home equity finance affiliate. We have not effected any such transactions since the 1999 year end. By retaining the assets attributable to this growing business on Key's balance sheet, we intend to replace over time the earnings formerly generated by the divested credit card business. We will continue, however, to consider securitizations of other portfolios as a source of alternative funding when conditions in the capital markets are favorable. Key did not securitize any of its loans during the first half of 2001; and

- during the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue nonrelationship credit-only commercial lending.

Figure 6 shows how changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 46, contains more discussion about changes in earning assets and funding sources.

               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES




                                                    FROM THREE MONTHS ENDED JUNE 30, 2000       FROM SIX MONTHS ENDED JUNE 30, 2000
                                                      TO THREE MONTHS ENDED JUNE 30, 2001        TO SIX MONTHS ENDED JUNE 30, 2001
                                                   --------------------------------------      -------------------------------------
                                                      AVERAGE        YIELD/         NET        AVERAGE        YIELD/           NET
in millions                                            VOLUME         RATE         CHANGE       VOLUME         RATE           CHANGE
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                  $  45         $(122)        $ (77)        $ 108         $(113)        $  (5)
Taxable investment securities                              2            --             2             5            --             5
Tax-exempt investment securities                          (2)           (1)           (3)           (5)           --            (5)
Securities available for sale                              7             1             8            16            --            16
Short-term investments                                     1            (5)           (4)           (6)            2            (4)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)           53          (127)          (74)          118          (111)            7

INTEREST EXPENSE
Money market deposit accounts                             (1)          (37)          (38)           (5)          (42)          (47)
Savings deposits                                          (1)           (2)           (3)           (2)           (3)           (5)
NOW accounts                                              --            --            --            --            (1)           (1)
Certificates of deposit ($100,000 or more)                 2            (3)           (1)            9             2            11
Other time deposits                                       12             7            19            47            32            79
Deposits in foreign office                               (11)          (14)          (25)           11           (13)           (2)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                       1           (49)          (48)           60           (25)           35
Federal funds purchased and securities sold
     under repurchase agreements                          13           (19)           (6)           28           (12)           16
Bank notes and other short-term borrowings                14           (23)           (9)           (1)          (29)          (30)
Long-term debt, including capital securities               7           (57)          (50)          (12)          (58)          (70)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                               35          (148)         (113)           75          (124)          (49)
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)          $  18         $  21         $  39         $  43         $  13         $  56
                                                       =====         =====         =====         =====         =====         =====
====================================================================================================================================

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

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see the next section, entitled "Market risk management" and
Note 12 ("Derivatives and Hedging Activities"), starting on page 23.

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

Asset and liability management
------------------------------

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

Key's guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 2%. Key has been operating well within these guidelines. As of June 30, 2001, based on the results of our simulation model, Key would expect net interest income to increase by approximately 1.29% if short-term interest rates gradually decrease by 200 basis points. Conversely, if short-term interest rates gradually increase by 200 basis points, net interest income would be expected to decrease by approximately 1.29%.

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

- One approach that Key follows to manage interest rate risk is to use floating-rate liabilities (such as borrowings) to fund floating-rate assets (such as loans). That way, as our interest expense increases, so will our interest income. We face "BASIS RISK" when our floating-rate assets and floating-rate liabilities reprice in response to different market factors or indices. Under those circumstances, even if equal amounts of assets and liabilities are repricing at the same time, interest expense and interest income may not change by the same amount.

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

Trading portfolio risk management
---------------------------------

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients, and financial assets and liabilities (trading positions) included in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet. For more information about these contracts, see Note 12 ("Derivatives and Hedging Activities"), which begins on page 23.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% certainty. At June 30, 2001, Key's aggregate daily VAR was $1.4 million compared with $.9 million at June 30, 2000. Aggregate daily VAR averaged $1.3 million for the first six months of 2001, compared with an average of less than $1 million during the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the second quarter of 2001 totaled $398 million, down $77 million, or 16%, from the same period last year. For the first six months of the year, noninterest income was $853 million, representing a decrease of $428 million, or 33%, from the first half of 2000. In both the current and prior year, noninterest income has been affected by various nonrecurring items. The most significant of these items, which are shown in Figure 7, is the $332 million gain from the January 2000 sale of Key's credit card business. For more information on this transaction, see Note 3 ("Acquisitions and Divestiture"), on page 9.

Key's core noninterest income for the second quarter of 2001 includes a $40 million charge (included in miscellaneous income) for losses incurred on the residual values of leased vehicles. Excluding this strategic charge, core noninterest income for the second quarter totaled $438 million (38% of total core revenue), compared with $475 million (41% of total core revenue) for the same period last year. One of management's long-term objectives is to increase core noninterest income as a percentage of total core revenue to 50%. The decrease in core noninterest income from the year-ago quarter was attributable primarily to the effects of weaker conditions in the capital markets. These adverse conditions led to declines in revenue derived from various capital markets activities; the impact was particularly noticeable in our equity capital investing and brokerage businesses.

Adjusting for the $40 million loss on residual values, core noninterest income for the first six months of 2001 was $893 million compared with core noninterest income of $951 million for the first half of 2000. The decrease in year-to-date results also reflects the effects of continued weakness in the economy on Key's capital markets-sensitive revenues.

Figure 7 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the prior year. For detailed information about trust and investment services, and investment banking and capital markets income, see Figures 8 and 9, respectively.

                          FIGURE 7. NONINTEREST INCOME

                                                         THREE MONTHS ENDED JUNE 30,               CHANGE
                                                        ----------------------------      ------------------------
dollars in millions                                         2001            2000          AMOUNT          PERCENT
---------------------------------------------------------------------------------------------------------------------
Trust and investment services income                      $   132         $   150        $   (18)          (12.0)%
Investment banking and capital markets income                  72              98            (26)          (26.5)
Service charges on deposit accounts                            90              85              5             5.9
Corporate-owned life insurance income                          27              25              2             8.0
Letter of credit and loan fees                                 30              24              6            25.0
Net securities gains                                            8               2              6           300.0
Other income:
     Electronic banking fees                                   18              17              1             5.9
     Insurance income                                          12              14             (2)          (14.3)
     Loan securitization servicing fees                         5               7             (2)          (28.6)
     Net gains from loan securitizations and sales              8              12             (4)          (33.3)
     Miscellaneous income                                      (4)             41            (45)            N/M
---------------------------------------------------------------------------------------------------------------------
          Total other income                                   39              91            (52)          (57.1)
---------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                       398             475            (77)          (16.2)

Gain from sale of credit card portfolio                        --              --             --              --
Other nonrecurring items                                       --              --             --              --
---------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items                 --              --             --              --
---------------------------------------------------------------------------------------------------------------------
          Total noninterest income                        $   398         $   475        $   (77)          (16.2)%
                                                          =======         =======        =======
=====================================================================================================================


                                                         SIX MONTHS ENDED JUNE 30,                 CHANGE
                                                         ------------------------       --------------------------
dollars in millions                                         2001          2000            AMOUNT          PERCENT
------------------------------------------------------------------------------------------------------------------
Trust and investment services income                      $   273        $   310         $   (37)          (11.9)%
Investment banking and capital markets income                 137            187             (50)          (26.7)
Service charges on deposit accounts                           174            171               3             1.8
Corporate-owned life insurance income                          54             50               4             8.0
Letter of credit and loan fees                                 59             47              12            25.5
Net securities gains                                           34              3              31             N/M
Other income:
     Electronic banking fees                                   35             32               3             9.4
     Insurance income                                          26             31              (5)          (16.1)
     Loan securitization servicing fees                         9             13              (4)          (30.8)
     Net gains from loan securitizations and sales             13             23             (10)          (43.5)
     Miscellaneous income                                      39             84             (45)          (53.6)
------------------------------------------------------------------------------------------------------------------
          Total other income                                  122            183             (61)          (33.3)
------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                       853            951             (98)          (10.3)

Gain from sale of credit card portfolio                        --            332            (332)         (100.0)
Other nonrecurring items                                       --             (2)              2          (100.0)
------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items                 --            330            (330)         (100.0)
------------------------------------------------------------------------------------------------------------------
          Total noninterest income                        $   853        $ 1,281         $  (428)          (33.4)%
                                                          =======        =======         =======
==================================================================================================================

N/M = Not Meaningful


                     FIGURE 8. TRUST AND INVESTMENT SERVICES


                                               THREE MONTHS ENDED JUNE 30,       CHANGE
                                               ---------------------------  ------------------
dollars in millions                                2001           2000      AMOUNT     PERCENT
-----------------------------------------------------------------------------------------------
Personal asset management and custody fees          $44           $46        $(2)        (4.3)%
Institutional asset management and custody fees      22            24         (2)        (8.3)
Bond services                                         9            15         (6)       (40.0)
Brokerage commission income                          21            34        (13)       (38.2)
All other fees                                       36            31          5         16.1
-----------------------------------------------------------------------------------------------
    Total trust and investment services income     $132          $150       $(18)       (12.0)%
                                                   ====          ====      =====

dollars in billions
-----------------------------------------------------------------------------------------------
JUNE 30,
Discretionary trust assets                          $71           $70         $1          1.4%
Nondiscretionary trust assets                        57            54          3          5.6
-----------------------------------------------------------------------------------------------
    Total trust assets                             $128          $124         $4          3.2%
                                                   ====          ====        ===
===============================================================================================

                                                  SIX MONTHS ENDED JUNE 30,           CHANGE
                                                  -------------------------   ----------------------
dollars in millions                                     2001       2000          AMOUNT    PERCENT
----------------------------------------------------------------------------------------------------
Personal asset management and custody fees              $90          $93          $(3)       (3.2)%
Institutional asset management and custody fees          44           48           (4)       (8.3)
Bond services                                            19           24           (5)      (20.8)
Brokerage commission income                              47           79          (32)      (40.5)
All other fees                                           73           66            7        10.6
----------------------------------------------------------------------------------------------------
    Total trust and investment services income         $273         $310         $(37)      (11.9)%
                                                       ====         ====        =====
====================================================================================================


             FIGURE 9. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                                           THREE MONTHS ENDED JUNE 30,            CHANGE
                                                           ---------------------------    ----------------------
dollars in millions                                             2001          2000         AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                           $  41         $  40        $   1           2.5%
Investment banking income                                          28            32           (4)        (12.5)
Equity capital gains (losses)                                      (8)           18          (26)          N/M
Foreign exchange income                                            11             8            3          37.5
------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income        $  72         $  98        $ (26)        (26.5)%
                                                                =====         =====        =====         =====

==================================================================================================================

                                                             SIX MONTHS ENDED JUNE 30,          CHANGE
                                                             -------------------------    -------------------
dollars in millions                                              2001         2000        AMOUNT        PERCENT
----------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                           $  91         $  84        $   7           8.3%
Investment banking income                                          48            53           (5)         (9.4)
Equity capital gains (losses)                                     (24)           33          (57)          N/M
Foreign exchange income                                            22            17            5          29.4
----------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income        $ 137         $ 187        $ (50)        (26.7)%
                                                                =====         =====        =====         =====

================================================================================================================

N/M = Not Meaningful



TRUST AND INVESTMENT SERVICES. Trust and investment services provide Key's largest source of noninterest income. As shown in Figure 8, the decrease in revenue derived from these services was largely due to a decline in brokerage commission income, reflecting the impact of a weakening economy. The softer economic environment also resulted in a decrease in fee income that is based on the value of assets managed by Key for its clients. At June 30, 2001, Key's bank, trust and registered investment advisory subsidiaries had assets under discretionary management (excluding corporate trust assets) of $71 billion, compared with $70 billion at June 30, 2000.

INVESTMENT BANKING AND CAPITAL MARKETS INCOME. The decrease in this revenue component also reflects the effects of a weakening economy. As shown in Figure 9, results for the current year include net equity capital losses, compared with net equity capital gains last year. The net equity capital losses in the current year are attributable to unrealized mark-to-market adjustments, which totaled $23 million in the second quarter and $44 million for the year-to-date period. The negative $57 million swing in total equity investing results from the first half of 2000 was substantially offset by an increase in net realized gains from the sales of certain securities held in Key's available for sale portfolio discussed on page 44.

SECURITIES TRANSACTIONS. During the first half of 2001, Key realized $34 million of core net securities gains from the sales of securities held in the available for sale portfolio, compared with net gains of $3 million a year ago. Since the sales involved primarily equity securities issued by financial service companies, the sales of these assets will not have a significant adverse affect on Key's future net interest income.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2001 totaled $858 million, up $160 million, or 23%, from the second quarter of 2000. For the first six months of the year, noninterest expense was $1.6 billion, representing an increase of $131 million, or 9%, from the first half of last year. Items that hinder a direct comparison of results between reporting periods are shown in Figure 10. In the current year, these items include a $150 million write-down of goodwill associated with Key' decision to downsize its automobile finance business and additional litigation reserves of $20 million; both were recorded in the second quarter. In the prior year, these items include restructuring and other special charges recorded during the first quarter in connection with strategic actions that Key has been taking to improve operating efficiency and profitability. You can find more information about these charges under the heading "Restructuring and other special charges," on page 45.

Core noninterest expense, which excludes significant nonrecurring items, decreased by $10 million, or 1%, from the year-ago quarter, due primarily to a $16 million reduction in personnel expense. For the year-to-date period, core noninterest expense improved by $30 million, or 2%, reflecting a $34 million decrease in personnel expense and a $12 million decrease in equipment expense.

Figure 10 shows the components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the prior year.

                         FIGURE 10. NONINTEREST EXPENSE


                                                         THREE MONTHS                                    SIX MONTHS
                                                         ENDED JUNE 30,            CHANGE               ENDED JUNE 30,
                                                    -------------------      -------------------       ----------------
dollars in millions                                     2001       2000      AMOUNT      PERCENT       2001        2000
--------------------------------------------------------------------------------------------------------------------------
Personnel                                           $    345   $    361   $    (16)       (4.4)%   $    709   $    743
Net occupancy                                             56         56       --          --            113        113
Computer processing                                       63         60          3         5.0          125        119
Equipment                                                 40         42         (2)       (4.8)          78         90
Marketing                                                 29         31         (2)       (6.5)          56         53
Amortization of intangibles                               24         25         (1)       (4.0)          50         50
Professional fees                                         19         21         (2)       (9.5)          37         40
Other expense:
     Postage and delivery                                 16         17         (1)       (5.9)          33         34
     Telecommunications                                   12         13         (1)       (7.7)          23         27
     Equity- and gross receipts- based taxes               7          8         (1)      (12.5)          15         16
     OREO expense, net                                     2          1          1       100.0            4          3
     Miscellaneous expense                                73         61         12        19.7          141        126
--------------------------------------------------------------------------------------------------------------------------
        Total other expense                              110        100         10        10.0          216        206
--------------------------------------------------------------------------------------------------------------------------
        Total core noninterest expense                   686        696        (10)       (1.4)       1,384      1,414


Goodwill write-down (automobile finance business)        150       --          150         N/M          150       --
Additional litigation reserves                            20       --           20         N/M           20       --
Restructuring and other special charges                    2          2       --          --              2         14
Other nonrecurring items                                --         --         --          --           --           (3)
--------------------------------------------------------------------------------------------------------------------------
        Total significant nonrecurring items             172          2        170         N/M          172         11
--------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense                   $    858   $    698   $    160      22.9 %     $  1,556   $  1,425
                                                    =======    ========   ========                 ========   ========

Full-time equivalent employees at period end          21,742     23,005                              21,742     23,005
--------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------

                                                                CHANGE
                                                         ------------------
dollars in millions                                      AMOUNT     PERCENT
-----------------------------------------------------------------------------
Personnel                                            $    (34)       (4.6)%
Net occupancy                                            --          --
Computer processing                                         6         5.0
Equipment                                                 (12)      (13.3)
Marketing                                                   3         5.7
Amortization of intangibles                              --          --
Professional fees                                          (3)       (7.5)
Other expense:
     Postage and delivery                                  (1)       (2.9)
     Telecommunications                                    (4)      (14.8)
     Equity- and gross receipts- based taxes               (1)       (6.3)
     OREO expense, net                                      1        33.3
     Miscellaneous expense                                 15        11.9
--------------------------------------------------------------------------
        Total other expense                                10         4.9
--------------------------------------------------------------------------
        Total core noninterest expense                    (30)       (2.1)


Goodwill write-down (automobile finance business)         150         N/M
Additional litigation reserves                             20         N/M
Restructuring and other special charges                   (12)      (85.7)
Other nonrecurring items                                    3      (100.0)
--------------------------------------------------------------------------
        Total significant nonrecurring items              161         N/M
--------------------------------------------------------------------------
        Total noninterest expense                    $    131       9.2 %
                                                     ========

Full-time equivalent employees at period end
--------------------------------------------------------------------------

N/M= Not Meaningful

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, posted decreases from the prior year for both the quarterly and year-to-date periods. These improvements occurred despite the impact of annual merit increases that took effect on April 1. The improvements are largely attributable to the effectiveness of our competitiveness initiative. Through this initiative we have improved efficiency, reduced the level of personnel required to conduct our business, and instilled a greater sense of awareness among all employees of the need to manage costs. Lower levels of incentive compensation also contributed to the reduction in personnel expense. Revenues on which various incentive programs (including those related to investment banking and capital markets activities) are based were down from the prior year, due largely to the weaker economic conditions. Figure 11 shows the major components of Key's core personnel expense.

                        FIGURE 11. CORE PERSONNEL EXPENSE



                                         THREE MONTHS ENDED JUNE 30,                  CHANGE
                                       ---------------------------------    ------------------------------
dollars in millions                           2001             2000            AMOUNT        PERCENT
----------------------------------------------------------------------------------------------------------
Salaries                                      $214             $216             $(2)            (.9)%
Employee benefits                               45               46              (1)           (2.2)
Incentive compensation                          86               99             (13)          (13.1)
----------------------------------------------------------------------------------------------------------
     Total core personnel expense             $345             $361             $(16)          (4.4)%
                                              ====             ====             ====
----------------------------------------------------------------------------------------------------------
                                         SIX MONTHS ENDED JUNE 30,                    CHANGE
                                      ----------------------------------    -----------------------------
dollars in millions                           2001           2000              AMOUNT        PERCENT
----------------------------------------------------------------------------------------------------------
Salaries                                      $425           $441               $(16)          (3.6)%
Employee benefits                              102            107                 (5)          (4.7)
Incentive compensation                         182            195                (13)          (6.7)
----------------------------------------------------------------------------------------------------------
     Total core personnel expense             $709           $743               $(34)          (4.6)%
                                             =====          =====               =====
----------------------------------------------------------------------------------------------------------


At June 30, 2001, the number of full-time equivalent employees was 21,742, compared with 22,142 at the end of 2000 and 23,005 a year ago. The decrease in the number of employees is primarily a result of Key's competitiveness initiative.

EQUIPMENT. The decrease in equipment expense from the first six months of 2000 was driven by reductions in depreciation, maintenance expense and rental expense stemming from cost management efforts and our competitiveness initiative.

RESTRUCTURING AND OTHER SPECIAL CHARGES. During the first six months of last year, Key recorded net nonrecurring charges of $14 million (including net restructuring charges of $9 million) in connection with strategic actions related to the competitiveness initiative. For more information related to the actions being taken, anticipated cost savings and expected reductions to Key's workforce, see the section entitled "Status of three-year competitiveness initiative," on page 31. Additional information related to the restructuring charges can be found in Note 10 ("Restructuring Charges"), on page 20. Cash generated by Key's operations will fund the restructuring charge liability; none of the charges will have a material impact on Key's liquidity.

INCOME TAXES

For the second quarter of 2001, Key recorded a tax benefit of $12 million, compared with a provision for income taxes of $134 million for the comparable period in 2000. The tax benefit recorded in the current year was largely attributable to several significant nonrecurring charges, which resulted in a loss for the second quarter. Most of the charges are associated with the implementation of strategic actions announced in May. The effective tax rate for the second quarter of 2001 was 8.1% (which is the tax benefit as a percentage of the pretax loss), compared with 35.1% (which is the provision for income taxes as a percentage of pretax income) for the same period last year. The substantial decline in the effective tax rate was due to a $150 million nondeductible write-down of goodwill recorded in the second quarter of 2001 in connection with Key's decision to downsize its automobile finance business. This write-down reduced the effective tax rate by approximately 36%. The levels of tax credits and tax-exempt income from corporate-owned life insurance and securities included in each quarter also affect the comparability of effective tax rates. In the case of a pretax loss, the effect of these items is to increase, rather than decrease, the effective tax benefit.

For the first six months of 2001, the provision for income taxes was $105 million compared with $334 million for the first half of last year. The effective tax rates for these periods were 56.1% and 35.2%, respectively. Excluding the $150 million nondeductible write-down of goodwill, the effective tax rate for the first six months of 2001 was approximately 31.2%. The adjusted effective income tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION
-------------------

LOANS

At June 30, 2001, total loans outstanding were $66.7 billion, compared with $66.9 billion at the end of 2000 and $65.6 billion a year ago. The composition of the loan portfolio at each of these respective dates is summarized in Note 6 ("Loans") on page 16. Despite the effects of a weakening economy, Key achieved a 2% increase in loans over the past twelve months, primarily as a result of strong growth in the home equity and construction portfolios.

Because of Key's success in generating new loan volume, loan growth has outpaced deposit growth over the past several years. To mitigate this imbalance, we have used alternative funding sources like loan sales and securitizations so we can continue to capitalize on our lending opportunities. Management expects Newport Mortgage Company, L.P. and National Realty Funding L.C., which were acquired last year, to improve Key's ability to generate and securitize new loans, especially in the area of commercial real estate. In addition, early in 2000, we sold loans to a loan conduit. This arrangement allowed us to continue to meet our corporate customers' funding needs and to generate servicing revenue without having to retain certain low interest spread assets on the balance sheet.

Loans outstanding (excluding loans held for sale) would have grown by $3.4 billion, or 5%, over the past twelve months, if we had not sold $3.0 billion of loans ($502 million through securitizations) during that time period. Excluding the impact of loan sales, commercial loans rose by $2.7 billion, or 7%, since June 30, 2000. This growth was principally due to a $1.5 billion increase in commercial real estate mortgage loans and a $1.0 billion increase in real estate construction loans. Consumer loans rose (excluding loan sales) by $741 million, or 3%. This growth reflects a $2.0 billion increase in the home equity portfolio. We opted to not securitize these loans starting in 2000. By retaining these assets, we intend to replace over time the revenue generated by our former credit card business, which was sold in January 2000. The growth of the home equity portfolio was moderated by declines of $609 million in installment loans, $388 million in automobile lease financing receivables and $232 million in residential real estate mortgage loans. The decline in lease financing receivables is due in part to our recently-announced decision to exit the automobile leasing business.

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.5 billion of commercial real estate loans, $1.2 billion of education loans ($502 million through securitizations) and $259 million of other types of loans.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-    the relative cost of funds;

-    the level of credit risk; and

-    capital requirements.

Figure 12 summarizes Key's loan sales (including securitizations) for the first six months of 2001 and all of 2000.

                       FIGURE 12. LOANS SOLD AND DIVESTED

                                                      COMMERCIAL    RESIDENTIAL      HOME      CREDIT CARD
in millions                            COMMERCIAL     REAL ESTATE   REAL ESTATE     EQUITY     RECEIVABLES    EDUCATION       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                 2001
---------------------------------------
Second quarter                            $   44        $  577        $   20        $   59          --          $  144        $  844

First quarter                               --             327             1            14          --             449           791

------------------------------------------------------------------------------------------------------------------------------------

Total                                     $   44        $  904        $   21        $   73          --          $  593        $1,635
                                          ======        ======        ======        ======        ======        ======        ======

                 2000
---------------------------------------
Fourth quarter                              --          $  560          --          $   22          --          $   13        $  595

Third quarter                             $   27            70          --              72          --             618           787

Second quarter                               451           499          --              23          --             518         1,491

First quarter                                354             6          --              24        $1,339            29         1,752


------------------------------------------------------------------------------------------------------------------------------------

Total                                     $  832        $1,135          --          $  141        $1,339        $1,178        $4,625
                                          ======        ======        ======        ======        ======        ======        ======

------------------------------------------------------------------------------------------------------------------------------------


Figure 13 shows loans that are either administered or serviced by Key, but are not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from the securitized assets retained.

                                        FIGURE 13. LOANS ADMINISTERED OR SERVICED

                                            JUNE 30,         MARCH 31,      DECEMBER 31,    SEPTEMBER 30,         JUNE 30,
in millions                                     2001              2001             2000             2000             2000
-------------------------------------------------------------------------------------------------------------------------
Education loans                               $ 4,305          $ 4,428          $ 4,113          $ 3,946          $ 3,783
Automobile loans                                  254              340              422              505              602
Home equity loans                                 965            1,085            1,176            1,266            1,361
Commercial real estate loans                    7,549            6,549            5,322            4,071            3,700
Commercial loans                                  951            1,023              973              916              805
-------------------------------------------------------------------------------------------------------------------------
     Totalsecuritized                         $14,024          $13,425          $12,006          $10,704          $10,251
                                              =======          =======          =======          =======          =======
-------------------------------------------------------------------------------------------------------------------------




SECURITIES

At June 30, 2001, the securities portfolio totaled $7.9 billion and included $6.7 billion of securities available for sale and $1.2 billion of investment securities. In comparison, the total portfolio at December 31, 2000, was $8.5 billion, including $7.3 billion of securities available for sale and $1.2 billion of investment securities.

Figure 14 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 15 provides the same information about Key's investment securities. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 14.


                                        FIGURE 14. SECURITIES AVAILABLE FOR SALE

                                                                                           OTHER
                                 U.S. TREASURY,      STATES AND   COLLATERALIZED          MORTGAGE-              RETAINED
                                   AGENCIES AND       POLITICAL         MORTGAGE             BACKED           INTERESTS IN
dollars in millions                CORPORATIONS    SUBDIVISIONS    OBLIGATIONS(a)      SECURITIES(a)     SECURITIZATIONS(a)
-------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
Remaining maturity:
     One year or less                       $ 1             $1             $ 122                $  1               $35
     After one through five years           106             13             4,391                 953               230
     After five through ten years             5             14               206                 229                --
     After ten years                          9             --               176                  29                --
-------------------------------------------------------------------------------------------------------------------------------

Fair value                                 $121            $28            $4,895              $1,212              $265
Amortized cost                              120             28             4,877               1,192               252
Weighted average yield(b)                  4.76 %         4.61 %            6.98 %              7.19 %           13.03 %
Weighted average maturity             3.1 years      5.1 years         3.2 years           4.1 years         3.4 years
-------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fair value                                 $984            $33            $4,298              $1,355              $316
Amortized cost                              984             33             4,296               1,355               334
-------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
Fair value                                 $121            $56            $3,990              $1,518              $315
Amortized cost                              121             56             4,185               1,551               335

-------------------------------------------------------------------------------------------------------------------------------

                                                                          WEIGHTED
                                        OTHER                             AVERAGE
dollars in millions                SECURITIES            TOTAL             YIELD(b)
-----------------------------------------------------------------------------------
JUNE 30, 2001
Remaining maturity:
     One year or less                        $13            $ 173              7.41 %
     After one through five years             12            5,705              7.08
     After five through ten years              7              461              7.75
     After ten years                         153(c)           367              8.64
------------------------------------------------------------------------------------

Fair value                                  $185           $6,706                --
Amortized cost                               183            6,652              7.20 %
Weighted average yield(b)                   6.50 %           7.20 %              --
Weighted average maturity             10.7 years        3.5 years                --
------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fair value                                  $343           $7,329                --
Amortized cost                               307            7,309              7.16 %
------------------------------------------------------------------------------------
JUNE 30, 2000
Fair value                                  $249           $6,249                --
Amortized cost                               259            6,507              6.88 %

------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Stated yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c)  Includes equity securities with no stated maturity.

                                            FIGURE 15. INVESTMENT SECURITIES


                                           STATES AND                                            WEIGHTED
                                            POLITICAL             OTHER                           AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES            TOTAL            YIELD(a)
----------------------------------------------------------------------------------------------------------
JUNE 30, 2001
Remaining maturity:
     One year or less                             $94               $ 4             $ 98             8.30 %
     After one through five years                 116                --              116             9.73
     After five through ten years                  49                39               88             8.00
     After ten years                                3               866(b)           869             5.11
----------------------------------------------------------------------------------------------------------

Amortized cost                                   $262              $909           $1,171             7.92 %
Fair value                                        273               909            1,182               --
Weighted average yield(a)                        9.12 %            5.50 %           7.92 %             --
Weighted average maturity                   2.7 YEARS        10.0 YEARS        8.3 YEARS               --
----------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
Amortized cost                                   $323              $875           $1,198             8.16 %
Fair value                                        333               875            1,208               --
----------------------------------------------------------------------------------------------------------

JUNE 30, 2000
Amortized cost                                   $380              $748           $1,128             4.30 %
Fair value                                        388               748            1,136               --

----------------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Stated yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at June 30, 2001, was $1.2 billion, or 1.85% of loans. This compares with $979 million, or 1.49%, at June 30, 2000. The allowance includes $129 million (for 2001) and $92 million (for 2000) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 17. At June 30, 2001, the allowance for loan losses was 154.45% of nonperforming loans, compared with 179.63% at June 30, 2000.

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

In the second quarter of 2001, Key recorded an additional provision for loan losses in connection with management's decision to eliminate nonrelationship lending in the leveraged financing and nationally syndicated lending businesses. The added provision will be used to exit and resolve approximately $2.7 billion in related commitments that were moved to a separate loan run-off portfolio. The majority of these commitments are performing in accordance with their contractual repayment terms. Approximately $2.4 billion of these commitments were remaining as of June 30. As charge-offs or write-downs on the run-off portfolio occur over time, the related allowance will not be replenished. Figure 16 segregates certain asset quality data at June 30, 2001, and for the three-month period then ended, between Key's continuing and run-off loan portfolios. In the prior year, Key's year-to-date provision for loan losses includes an additional noncore provision of $121 million recorded in the first quarter as a result of an enhancement in Key's methodology for assessing credit risk.

                      FIGURE 16. SELECTED ASSET QUALITY DATA-CONTINUING AND RUNOFF LOAN PORTFOLIOS

                                                                                                   THREE MONTHS ENDED
                                                       JUNE 30, 2001                                  JUNE 30, 2001
                                 --------------------------------------------------------      --------------------------
                                                Allowance for Loan Losses                          Net Loan Charge-offs
                                    Loans       -------------------------   Nonperforming      --------------------------
dollars in millions              Outstanding      Amount     % of Loans         Loans             Amount     % of Loans
-------------------------------------------------------------------------------------------------------------------------
Continuing loan portfolio          $65,270       $ 1,002         1.54 %          $   555          $   100        .61 %
Loan run-off portfolio               1,423           229         N/M                 242               71       N/M
                                   -------       -------                         -------          -------
Total loan portfolio               $66,693       $ 1,231         1.85 %          $   797          $   171       1.02 %
                                   =======       =======                         =======          =======

---------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

NET LOAN CHARGE-OFFS. Net loan charge-offs for the second quarter of 2001 were $171 million, or 1.02% of average loans, compared with $68 million, or .42%, for the same period last year. For the first six months of 2001, net loan charge-offs totaled $280 million, or .84% of average loans, compared with $202 million, or .63%, for the first half of 2000. The composition of Key's loan charge-offs and recoveries by type of loan portfolio is shown in Figure 17. The increase in net charge-offs relative to the year-ago quarter was primarily due to aggressive efforts made to resolve credits within the commercial loan run-off portfolio.

As shown in Figure 16, this portfolio accounted for $71 million of total net charge-offs recorded in the second quarter of 2001. In addition, net charge-offs within the home equity portfolio rose by $23 million, reflecting the growth of this portfolio, the accelerated disposition of certain nonperforming loans and the impact of continued weakness in the economy. Management anticipates that the level of Key's net charge-offs, relative to that of the second quarter of 2001, will stabilize or decline in the third quarter.


                                       FIGURE 17. SUMMARY OF LOAN LOSS EXPERIENCE


                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------     ---------------------------
dollars in millions                                                      2001            2000              2001           2000
---------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period                           $ 66,954         $ 64,817         $ 66,993         $ 64,420
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                      $  1,001         $    979         $  1,001         $    930
Loans charged off:
     Commercial, financial and agricultural                                 91               37              144               71
     Real estate-commercial mortgage                                         7                2               10                4
     Commercial lease financing                                             10                3               13                7
---------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                           108               42              167               82
     Real estate-residential mortgage                                        5                3                7                4
     Home equity                                                            26                3               32               11
     Credit card                                                          --               --               --                 16
     Consumer-direct                                                        12                9               24               29
     Consumer-indirect lease financing                                       7                4               13               11
     Consumer-indirect other                                                44               33               94              105
---------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                              94               52              170              176
---------------------------------------------------------------------------------------------------------------------------------
                                                                           202               94              337              258
Recoveries:
     Commercial, financial and agricultural                                  7                4               14               14
     Real estate-commercial mortgage                                         2                1                2                3
     Commercial lease financing                                              3             --                  4                2
---------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                            12                5               20               19
     Real estate-residential mortgage                                        1                2                3                2
     Home Equity                                                             1                1                1                1
     Credit card                                                          --                  2             --                  3
     Consumer-direct                                                         2                2                4                3
     Consumer-indirect lease financing                                       2             --                  4                2
     Consumer-indirect other                                                13               14               25               26
---------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                              19               21               37               37
---------------------------------------------------------------------------------------------------------------------------------
                                                                            31               26               57               56
---------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                     (171)             (68)            (280)            (202)
Provision for loan losses                                                  401               68              511              251
Allowance related to loans sold, net                                      --               --                 (1)            --
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                            $  1,231         $    979         $  1,231         $    979
                                                                      ========         ========         ========         ========
---------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                                     1.02 %            .42 %            .84 %            .63 %
Allowance for loan losses to period-end loans                             1.85             1.49             1.85             1.49
Allowance for loan losses to nonperforming loans                        154.45           179.63           154.45           179.63

---------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS. Figure 18 shows the composition of Key's nonperforming assets. These assets totaled $823 million at June 30, 2001, and represented 1.23% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $672 million, or 1.00%, at December 31, 2000, and $577 million, or .88%, at June 30, 2000. The increase in the level of nonperforming assets in general is attributable to a number of factors, including continued economic weakness, the significant growth of the loan portfolio as a whole and the aging of certain segments of the portfolio. While the economic slowdown is expected to continue to impact Key's loan portfolio generally, the erosion in credit quality that we are experiencing is disproportionately concentrated in three distinct commercial portfolios of limited size: healthcare, agriculture and the leveraged lending sector of structured finance. Although aggregate loans outstanding in these portfolios account for only 5% of Key's total loans, these portfolios account for approximately 29% of the commercial loans on nonperforming status at June 30, 2001. As shown in Figure 16, $242 million, or more than 30%, of Key's nonperforming loans at June 30, 2001, are contained within the commercial loan run-off portfolio.




                              FIGURE 18. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS



                                                                                JUNE 30,            DECEMBER 31,           JUNE 30,
dollars in millions                                                                 2001                   2000                2000
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                                $ 384               $ 301               $ 224
Real estate-- commercial mortgage                                                       128                  90                  95
Real estate-- construction                                                               35                  28                  20
Commercial lease financing                                                               83                  48                  54
-----------------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                                                             630                 467                 393
Real estate-- residential mortgage                                                       32                  52                  40
Home equity                                                                              90                  80                  68
Consumer-- direct                                                                         8                   8                   8
Consumer-- indirect lease financing                                                      11                   7                   5
Consumer-- indirect other                                                                26                  36                  31
-----------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                                               167                 183                 152
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                          797                 650                 545

OREO                                                                                     27                  23                  30
Allowance for OREO losses                                                                (1)                 (1)                 (1)
-----------------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                                              26                  22                  29

Other nonperforming assets                                                             --                  --                     3
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                                       $ 823               $ 672               $ 577
                                                                                      =====               =====               =====

-----------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                                               $ 280               $ 236               $ 276
Accruing loans past due 30 through 89 days                                              937                 963                 996
-----------------------------------------------------------------------------------------------------------------------------------

Nonperforming loans to period-end loans                                                1.20%                .97%                .83%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets                                          1.23                1.00                 .88

-----------------------------------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" -- domestic deposits other than certificates of deposit of $100,000 or more -- are Key's primary source of funding. During the second quarter of 2001, core deposits averaged $37.6 billion, and represented 49% of the funds Key used to support earning assets, compared with $37.4 billion and 51%, respectively, during the same period last year. As shown in Figure 5 (which spans pages 37 and 38), the mix of Key's deposits has changed over the past twelve months. The levels of money market deposits, savings deposits and NOW accounts declined, while Key's time deposits have grown as a result of our marketing efforts and client preferences for investments that offer higher returns. Weaker conditions in the securities markets have also contributed to the growth of time deposits, which offer a more stable rate of return than equity investing alternatives. Average deposits in Key's Retail Banking division grew by 4% from the year-ago quarter and allowed us to moderate our dependence on higher-cost funds.

In comparison with the first quarter of 2001, Key's time deposits decreased by $532 million, or 4%. This decline reflects actions taken by management to aggressively reduce rates paid for deposits late in the first quarter and throughout the second quarter. Due to competitive factors, the timing of our reductions did not coincide with the rate reductions instituted by the Federal Reserve earlier in the first quarter.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $20.9 billion during the second quarter of 2001, compared with $19.5 billion a year ago. As shown in Figure 5, Key has relied more heavily on purchased funds and long-term debt over the past several quarters to fund earning assets. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. No securitizations were completed during the first half of 2001.


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

- Our 926 full-service KeyCenters in 13 states generate a sizable volume of core deposits. Key's Funding and Investment Management Group monitors deposit flows and considers alternate pricing structures to attract deposits when necessary. (For more information about core deposits, see the previous section entitled "Deposits and other sources of funds.")

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of June 30, 2001.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first half of 2001, affiliate banks paid KeyCorp a total of $19 million in dividends and KeyCorp also received a $700 million distribution of surplus in the form of cash from KeyBank National Association. As of June 30, 2001, the affiliate banks had an additional $863 million available to pay dividends without prior regulatory approval. Key generally maintains excess funds in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first six months of 2001, Key's affiliate banks raised $3.1 billion under Key's bank note program. Of the notes issued during this period of time, $639 million have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association). At June 30, 2001, Key Bank National Association had $10.0 billion of debt outstanding under this program.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $3.8 billion of borrowings outstanding under this facility as of June 30, 2001, $50 million of which were issued during the current year.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a two-year revolving credit agreement that provide funding availability of up to $500 million and $400 million, respectively. As of June 30, 2001, $33 million of borrowings were outstanding under the commercial paper program; no amount was outstanding under the revolving credit agreement.

OTHER PUBLICLY ISSUED SECURITIES. KeyCorp has a universal shelf registration statement on file with the Securities and Exchange Commission that provides for the possible issuance of up to $1.5 billion of debt and equity securities in addition to the unused capacity under a previous shelf registration. At June 30, 2001, unused capacity under the new shelf registration totaled $769 million, including $269 million reserved for issuance as medium-term notes. Key has favorable debt ratings, shown in Figure 19 below, and management believes that, under normal conditions in the capital markets, any eventual offering of securities would be well-received by investors at a competitive cost.

                           FIGURE 19. DEBT RATINGS



                                                     SENIOR       SUBORDINATED
                             SHORT-TERM           LONG-TERM          LONG-TERM            CAPITAL
June 30, 2001                BORROWINGS                DEBT               DEBT         SECURITIES
--------------------------------------------------------------------------------------------------
KeyCorp
----------------------------
Standard & Poor's                   A-2                  A-              BBB+                 BBB
Moody's                             P-1                  A1                A2                "al"

KEYBANK NATIONAL ASSOCIATION
----------------------------
Standard & Poor's                   A-1                   A                A-                 N/A
Moody's                             P-1                 Aa3                A1                 N/A
--------------------------------------------------------------------------------------------------



N/A=Not Applicable

For more information about Key's sources and uses of cash for the six-month periods ended June 30, 2001 and 2000, see the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at June 30, 2001, was $6.5 billion, down $156 million from the balance at December 31, 2000, and $40 million from the end of the second quarter of 2000. The decrease in shareholders' equity from the end of 2000 and the year-ago quarter was due primarily to the decrease in retained earnings. Several nonrecurring charges recorded in the second quarter of 2001 associated with the implementation of recently-announced strategies caused the decline in retained earnings. Other factors contributing to the change in shareholders' equity during the first six months of 2001 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

SHARE REPURCHASES. In light of Key's earnings outlook and strong capital position, in September 2000 the Board of Directors authorized the repurchase of 25,000,000 common shares, including the 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first half of 2001, Key did not repurchase any of its common shares. At June 30, 2001, a remaining balance of 18,800,000 shares may be repurchased under the September 2000 authorization.

At June 30, 2001, Key had 66,930,892 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, and dividend reinvestment plans, and for other corporate purposes. During the first half of 2001, Key reissued 1,703,988 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.53% at June 30, 2001, compared with 7.59% at December 31, 2000, and 7.68% at June 30, 2000.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-adjusted assets of 4.0%, and total capital as a percent of risk-adjusted assets of 8.0%. As of June 30, 2001, Key's Tier 1 capital ratio was 7.71%, and its total capital ratio was 11.81%.

The leverage ratio is Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.0%. All other bank holding companies must maintain a minimum ratio of 4%. As of June 30, 2001, KeyCorp had a leverage ratio of 7.68%, which is substantially higher than the minimum requirement.

Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualified as "well capitalized" at June 30, 2001, since each exceeded the prescribed thresholds of 10% for total capital, 6% for Tier 1 capital and 5% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at June 30, 2001. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 20 presents the details of Key's regulatory capital position at June 30, 2001, December 31, 2000 and June 30, 2000.







                                 FIGURE 20. CAPITAL COMPONENTS AND RISK-ADJUSTED ASSETS

                                                                          JUNE 30,            DECEMBER 31,            JUNE 30,
dollars in millions                                                           2001                   2000                2000
------------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                                               $ 6,451              $ 6,609              $ 6,643
Qualifying capital securities                                                  1,243                1,243                1,243
Less:  Goodwill                                                                1,141                1,324                1,357
           Other intangible assets(b)                                             42                   44                   49
------------------------------------------------------------------------------------------------------------------------------
           Total Tier 1 capital                                                6,511                6,484                6,480
------------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses(c)                                                   1,051                1,001                  979
Net unrealized holding gains(d)                                                    1                   16                 --
Qualifying long-term debt                                                      2,402                2,136                2,191
------------------------------------------------------------------------------------------------------------------------------
          Total Tier 2 capital                                                 3,454                3,153                3,170
------------------------------------------------------------------------------------------------------------------------------
          Total capital                                                      $ 9,965              $ 9,637              $ 9,650
                                                                             =======              =======              =======

RISK-ADJUSTED ASSETS
Risk-adjusted assets on balance sheet                                        $70,899              $71,326              $69,733
Risk-adjusted off-balance sheet exposure                                      14,645               13,776               13,754
Less:  Goodwill                                                                1,141                1,324                1,357
           Other intangible assets(b)                                             42                   44                   49
Plus:  Market risk-equivalent assets                                             215                  225                  150
          Net unrealized holding gains(d)                                          1                   16                 --
------------------------------------------------------------------------------------------------------------------------------
          Gross risk-adjusted assets                                          84,577               83,975               82,231
Less:  Excess allowance for loan losses(c)                                       180                 --                   --
------------------------------------------------------------------------------------------------------------------------------
          Net risk-adjusted assets                                           $84,397              $83,975              $82,231
                                                                             =======              =======              =======

AVERAGE QUARTERLY TOTAL ASSETS                                               $85,987              $85,427              $83,405
                                                                             =======              =======              =======

CAPITAL RATIOS
Tier 1 risk-adjusted capital ratio                                              7.71 %               7.72 %               7.88 %
Total risk-adjusted capital ratio                                              11.81                11.48                11.74
Leverage ratio(e)                                                               7.68                 7.71                 7.90

---------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity excludes net unrealized gains or losses on securities, (except for net unrealized losses on marketable equity securities) and net gains or losses on cash flow hedges.

(b) Intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

(c) The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of gross risk-adjusted assets, excluding those with low-level recourse.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section beginning on page 40 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information presented in Note 11 ("Legal Proceedings"), beginning on page 21, of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the 2001 Annual Meeting of Shareholders of KeyCorp held on May 17, 2001, five directors were elected for three-year terms expiring in 2004, and shareholders adopted a resolution to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 2001. Shareholders approved a shareholder proposal requesting that the Board of Directors take the necessary steps to cause annual election of all directors. Director nominees for terms expiring in 2004 were: Cecil D. Andrus, Alexander M. Cutler, Douglas J. McGregor, Henry L. Meyer III, and Peter G. Ten Eyck, II. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were: William G. Bares, Albert C. Bersticker, Edward P. Campbell, Dr. Carol A. Cartwright, Kenneth M. Curtis, Robert W. Gillespie, Henry S. Hemingway, Charles R. Hogan, Steven A. Minter, Bill R. Sanford, Ronald
          B. Stafford, and Dennis W. Sullivan. After the Annual Meeting, Mr. Gillespie retired as a Director, and the Board elected Thomas C. Stevens to fill the vacancy created by Mr. Gillespie's retirement.

          The vote on each issue was as follows:

                                                     For           Against          Abstain
                                                 ------------------------------------------------
          Election of Directors:
            Cecil D. Andrus                      357,134,850          *            17,443,095
            Alexander M. Cutler                  357,797,696          *            16,780,248
            Douglas J. McGregor                  357,562,138          *            17,015,806
            Henry L. Meyer III                   357,499,084          *            17,078,861
            Peter G. Ten Eyck, II                357,454,048          *            17,123,897

          Ratification of Ernst & Young as
          independent auditors of KeyCorp         364,123,530       7,404,009        3,050,404

          Shareholder proposal requesting
          necessary steps to cause
          annual election of all Directors        166,909,093     137,653,744        6,165,662 **

          *Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
          **In addition, there were 63,849,446 broker non-votes on this matter.

ITEM 5.  OTHER INFORMATION

         FINANCIAL MODERNIZATION LEGISLATION. Effective in May of 2001, the Gramm-Leach-Bliley Act repealed the blanket exception of banks and savings associations from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, and replaced this full exception with functional exceptions. Under the statute, these institutions that engage in securities activities either must conduct those activities through a broker-dealer or conform their securities activities to those which qualify for functional exceptions. The Securities and Exchange Commission issued interim final rules in May of 2001 which included exemptions providing these institutions with additional time within which to conform their securities activities to those permitted by the statute. In July of 2001, the Securities and Exchange Commission further extended this compliance deadline to May of 2002.

          SUBPRIME LENDING. In April of 2001, the Federal Banking agencies clarified that the guidance provided to examiners in connection with their examination of subprime lending programs was neither intended nor considered by the agencies to be a capital regulation, and that the guidance did not represent a change in policy by the agencies. Moreover, the agencies specifically indicated that examiners would not unilaterally require additional reserves or capital based upon the guidance, and that any determination made by an examiner that an institution's reserves or capital is deficient would be discussed with the institution's management and each agency's appropriate supervisory office before a final decision is made. Neither the Federal Reserve Board nor the Office of the Comptroller of the Currency has advised KeyCorp or any of its national bank subsidiaries of any such deficiency.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (15) Acknowledgment Letter of Independent Auditors

     (b)  Reports on Form 8-K

          April 18, 2001 - Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on April 18, 2001, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 2001, and providing a slide presentation reviewed in the related conference call/webcast.

          May 17, 2001- Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on May 17, 2001, the Registrant issued a press release announcing: (a) the election of Henry L. Meyer III to the post of chairman, (b) the election of Thomas C. Stevens to the Board of Directors and (c) the Board's approval of a business plan to sharpen the Registrant's strategic focus and business performance; and providing a slide presentation reviewed in the related conference call/webcast.

          No other reports on Form 8-K were filed during the three-month period ended June 30, 2001.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           KEYCORP
                                             ----------------------------------
                                                        (Registrant)


Date:  August 13, 2001                       /s/   Lee Irving
                                             ----------------------------------
                                             By:   Lee Irving
                                                   Executive Vice President
                                                   and Chief Accounting Officer