Form 10-Q
period 2001-09-30
KEYCORP /NEW/
filed 2001-11-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

               OHIO                                   34-6542451
----------------------------------------      ---------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

     127 PUBLIC SQUARE, CLEVELAND, OHIO                44114-1306
---------------------------------------------   -------------------------------
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

Common Shares with a par value of $1 each            423,468,540 Shares
-------------------------------------------- ----------------------------------
            (Title of class)                  (Outstanding at October 31, 2001)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS                                                               PAGE NUMBER
           --------------------                                                               -----------
           Consolidated Balance Sheets --
              September 30, 2001, December 31, 2000 and September 30, 2000                         3

           Consolidated Statements of Income --
              Three and nine months ended September 30, 2001 and 2000                              4

           Consolidated Statements of Changes in Shareholders' Equity --
              Nine months ended September 30, 2001 and 2000                                        5

           Consolidated Statements of Cash Flow --
              Nine months ended September 30, 2001 and 2000                                        6

           Notes to Consolidated Financial Statements                                              7

           Independent Accountants' Review Report                                                  27

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                            28

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                                  59


                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                                                        59

Item 5.   OTHER INFORMATION                                                                        59

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         59

          Signature                                                                                60

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,   DECEMBER 31, SEPTEMBER 30,
dollars in millions                                                          2001            2000         2000
===================================================================================================================================

                                                                           (UNAUDITED)                  (UNAUDITED)
ASSETS
Cash and due from banks                                                         $  2,803      $  3,189      $  2,691
Short-term investments                                                             1,792         1,884         1,570
Securities available for sale                                                      6,471         7,329         6,664
Investment securities (fair value: $1,186, $1,208 and $1,262)                      1,174         1,198         1,253
Loans, net of unearned income of $1,782, $1,789 and $1,756                        64,506        66,905        66,299
     Less: Allowance for loan losses                                               1,174         1,001         1,001
--------------------------------------------------------------------------------------------------------------------
     Net loans                                                                    63,332        65,904        65,298
Premises and equipment                                                               682           717           711
Goodwill                                                                           1,121         1,324         1,339
Other intangible assets                                                               34            44            48
Corporate-owned life insurance                                                     2,289         2,215         2,185
Accrued income and other assets                                                    4,721         3,466         3,741
---------------------------------------------------------------------------------------------------------------------
     Total assets                                                               $ 84,419      $ 87,270      $ 85,500
                                                                                ========      ========      ========

LIABILITIES
Deposits in domestic offices:
  Noninterest-bearing                                                           $  8,643      $  9,076      $  8,386
  Interest-bearing                                                                33,526        35,519        35,016
Deposits in foreign office - interest-bearing                                      3,203         4,054         4,407
---------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                 45,372        48,649        47,809
Federal funds purchased and securities sold under repurchase agreements            4,367         4,936         5,324
Bank notes and other short-term borrowings                                         6,040         6,957         6,407
Accrued expense and other liabilities                                              5,622         4,701         4,397
Long-term debt                                                                    15,114        14,161        13,800
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of KeyCorp (See
  Note 9)                                                                          1,329         1,243         1,243
---------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                             77,844        80,647        78,980

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued              --            --            --
Common shares, $1 par value; authorized 1,400,000,000 shares;
  issued 491,888,780 shares                                                          492           492           492
Capital surplus                                                                    1,393         1,402         1,402
Retained earnings                                                                  6,282         6,352         6,205
Loans to ESOP trustee                                                                 --           (13)          (13)
Treasury stock, at cost (68,461,648, 68,634,881 and 64,628,931 shares)            (1,599)       (1,600)       (1,502)
Accumulated other comprehensive income (loss)                                          7           (10)          (64)
---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    6,575         6,623         6,520
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                 $ 84,419      $ 87,270      $ 85,500
                                                                                ========      ========      ========
---------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -----------------------      ------------------------
dollars in millions, except per share amounts                                  2001          2000           2001           2000
===================================================================================================================================
INTEREST INCOME
Loans                                                                       $   1,240     $   1,460      $   3,979      $   4,204
Taxable investment securities                                                       8             8             23             18
Tax-exempt investment securities                                                    4             5             13             18
Securities available for sale                                                     113           106            348            325
Short-term investments                                                             15            17             54             60
---------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                         1,380         1,596          4,417          4,625

INTEREST EXPENSE
Deposits                                                                          343           462          1,191          1,275
Federal funds purchased and securities sold under repurchase agreements            52            88            174            194
Bank notes and other short-term borrowings                                         61            99            260            328
Long-term debt, including capital securities                                      200           263            667            800
---------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                          656           912          2,292          2,597
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                               724           684          2,125          2,028
Provision for loan losses                                                         116           131            627            382
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               608           553          1,498          1,646

NONINTEREST INCOME
Trust and investment services income                                              140           148            413            458
Investment banking and capital markets income                                      46            91            183            278
Service charges on deposit accounts                                               107            85            281            256
Corporate-owned life insurance income                                              28            28             82             78
Letter of credit and loan fees                                                     27            26             86             73
Net securities gains (losses)                                                       2           (50)            36            (47)
Gain from divestiture                                                              --            --             --            332
Other income                                                                      104            77            226            258
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                        454           405          1,307          1,686

NONINTEREST EXPENSE
Personnel                                                                         334           342          1,043          1,085
Net occupancy                                                                      60            55            173            168
Computer processing                                                                62            59            187            178
Equipment                                                                          37            41            115            131
Marketing                                                                          31            29             87             82
Amortization of intangibles                                                        22            26            222             76
Professional fees                                                                  26            30             63             70
Restructuring charges                                                              --           102             (4)           109
Other expense                                                                     111           103            353            313
---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                       683           787          2,239          2,212

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGES                                                           379           171            566          1,120
Income taxes                                                                      130            50            235            384
---------------------------------------------------------------------------------------------------------------------------------
INCOME  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            249           121            331            736
  Cumulative effect of accounting changes, net of tax (see Note 1)                 --            --            (25)            --
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $     249     $     121      $     306      $     736
                                                                            =========     =========      =========      =========
Per common share:
  Income before cumulative effect of accounting changes                     $     .59     $     .28      $     .78      $    1.69
  Net income                                                                      .59           .28            .72           1.69
  Income before cumulative effect of accounting changes - assuming dilution       .58           .28            .77           1.69
  Net income  - assuming dilution                                                 .58           .28            .71           1.68
Weighted average common shares outstanding (000)                              424,802       429,584        424,503        435,156
Weighted average common shares and potential common
  shares outstanding (000)                                                    430,346       431,972        430,009        437,231
===================================================================================================================================

 See Notes to Consolidated Financial Statements (Unaudited)

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                    LOANS TO    TREASURY
                                                             COMMON       CAPITAL     RETAINED       ESOP       STOCK,
dollars in millions, except per share amounts                SHARES       SURPLUS     EARNINGS     TRUSTEE      AT COST
==========================================================================================================================
BALANCE AT DECEMBER 31, 1999                                    $492       $1,412       $5,833         $(24)      $(1,197)
Net income                                                                                 736
Other comprehensive income (losses):
    Net unrealized gains on securities available
      for sale, net of income taxes of $41(a)
    Foreign currency translation adjustments


          Total comprehensive income
Cash dividends on common shares ($.84 per share)                                          (364)
Issuance of common shares:
    Employee benefit and dividend reinvestment
       plans - 1,486,112 net shares                                           (10)                                     35
Repurchase of common shares - 17,652,800 shares                                                                      (340)
ESOP transactions                                                                                        11
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                                   $492     $1,402          $6,205        $(13)      $(1,502)
                                                                ====     ======          ======        ====       =======
==========================================================================================================================
BALANCE AT DECEMBER 31, 2000                                    $492     $1,402          $6,352        $(13)     $(1,600)
Net income                                                                                  306
Other comprehensive income (losses):
    Net unrealized gains on securities available
      for sale, net of income taxes of $25(a)
    Cumulative effect of change in accounting for
      derivative financial instruments, net of income
      taxes of ($12)
    Net unrealized losses on derivative financial instruments, net of income taxes of ($2)
    Foreign currency translation adjustments

          Total comprehensive income

Cash dividends on common shares ($.885 per share)                                         (376)
Issuance of common shares:
    Employee benefit and dividend reinvestment
      plans-1,862,367 net shares                                             (9)                                       51
Repurchase of common shares - 2,035,600 shares                                                                        (50)
ESOP  transactions                                                                                      13
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                                    $492     $1,393         $6,282        --         $(1,599)
                                                                 ====     ======         ======                   =======
==========================================================================================================================


                                                          ACCUMULATED
                                                                OTHER
                                                         COMPREHENSIVE  COMPREHENSIVE
dollars in millions, except per share amounts            INCOME (LOSS)  INCOME (LOSS)(b)
==============================================================================================
BALANCE AT DECEMBER 31, 1999                                  $(127)
Net income                                                                        $736
Other comprehensive income (losses):
    Net unrealized gains on securities available
      for sale, net of income taxes of $41(a)                    73                 73
    Foreign currency translation adjustments                    (10)               (10)
                                                                                  ----

          Total comprehensive income                                              $799
                                                                                  ====
Cash dividends on common shares ($.84 per share)
Issuance of common shares:
    Employee benefit and dividend reinvestment
       plans - 1,486,112 net shares
Repurchase of common shares - 17,652,800 shares
ESOP transactions
---------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                                  $(64)
                                                               ====
---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                   $(10)
Net income                                                                        $306
Other comprehensive income (losses):
    Net unrealized gains on securities available
      for sale, net of income taxes of $25(a)                    37                 37
    Cumulative effect of change in accounting for
      derivative financial instruments, net of income
      taxes of ($12)                                            (22)               (22)
    Net unrealized losses on derivative financial instruments,
      net of income taxes of ($2)                                (3)                (3)
    Foreign currency translation adjustments                      5                  5
                                                                                  ----
          Total comprehensive income                                              $323
                                                                                  ====

Cash dividends on common shares ($.885 per share)
Issuance of common shares:
    Employee benefit and dividend reinvestment
      plans-1,862,367 net shares
Repurchase of common shares - 2,035,600 shares
ESOP  transactions
---------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                                  $  7
                                                               ====
=====================================================================

(a)      Net of reclassification adjustments.

(b) For the three months ended September 30, 2001 and 2000, comprehensive income was $262 million and $205 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited)

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
in millions                                                                           2001            2000
=============================================================================================================
OPERATING ACTIVITIES
Net income                                                                            $   306      $   736
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                              627          382
   Cumulative effect of accounting changes, net of tax                                     25           --
   Depreciation expense and software amortization                                         215          211
   Amortization of intangibles                                                            222           76
   Net gain from divestiture                                                               --         (332)
   Net securities (gains) losses                                                          (36)          47
   Net (gains) losses from venture capital investments                                     33          (55)
   Net gains from loan securitizations and sales                                          (40)         (26)
   Deferred income taxes                                                                  138          203
   Net increase in mortgage loans held for sale                                          (330)        (448)
   Net (increase) decrease in trading account assets                                     (101)          39
   Net increase (decrease) in accrued restructuring charges                               (58)          48
   Other operating activities, net                                                       (368)        (456)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 633          425
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                  (1,665)      (5,615)
Purchases of loans                                                                       (107)          --
Proceeds from loan securitizations and sales                                            4,061        4,377
Purchases of investment securities                                                       (207)        (276)
Proceeds from sales of investment securities                                               39           32
Proceeds from prepayments and maturities of investment securities                         169          127
Purchases of securities available for sale                                             (3,321)      (4,908)
Proceeds from sales of securities available for sale                                      325        4,162
Proceeds from prepayments and maturities of securities available for sale               3,843          723
Net decrease in other short-term investments                                              193          251
Purchases of premises and equipment                                                       (82)         (60)
Proceeds from sales of premises and equipment                                              13           19
Proceeds from sales of other real estate owned                                             19           19
Cash used in acquisitions, net of cash acquired                                            (3)        (375)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     3,277       (1,524)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                    (3,277)       4,576
Net decrease in short-term borrowings                                                  (1,486)        (885)
Net proceeds from issuance of long-term debt, including capital securities              3,542        3,153
Payments on long-term debt, including capital securities                               (2,687)      (5,217)
Loan payments received from ESOP trustee                                                   13           11
Purchases of treasury shares                                                              (50)        (317)
Net proceeds from issuance of common stock                                                 25           17
Cash dividends                                                                           (376)        (364)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (4,296)         974
-------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                  (386)        (125)
-------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          3,189        2,816
-------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                              $ 2,803      $ 2,691
                                                                                      =======      =======
-------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
   Interest paid                                                                      $ 2,148      $ 2,560
   Income taxes paid                                                                       95           83
Noncash items:
   Derivative assets resulting from adoption of new accounting standard               $   120           --
   Derivative liabilities resulting from adoption of new accounting standard              152           --
============================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

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

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2001

DERIVATIVES AND HEDGING ACTIVITIES. Effective January 1, 2001, Key adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments ("derivatives") and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of derivatives depends on whether they have been designated and qualify as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are designated and qualify as hedging instruments must be designated as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Key does not have any derivatives that hedge net investments in foreign operations.

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

RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON CERTAIN INVESTMENTS. In July 2000, the Emerging Issues Task Force ("EITF"), a standard-setting group under the auspices of the Financial Accounting Standards Board, reached a consensus in EITF 99-20 that provides guidance on how to record interest income and measure impairment on beneficial interests retained in a securitization transaction accounted for as a sale under SFAS 140 and on purchased beneficial interests in securitized financial assets. Assets subject to this accounting guidance are carried on the balance sheet as securities available for sale [see Note 5 ("Securities") starting on page 15] or as trading account assets. This accounting guidance is effective for fiscal quarters beginning after March 15, 2001. Key adopted this guidance on April 1, 2001. As a result, during the second quarter, Key recorded a cumulative loss of $24 million in net income. This loss is presented as a "cumulative effect of accounting change" on Key's income statement.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

BUSINESS COMBINATIONS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which replaces Accounting Principles Board Opinion No.
16. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Subsequent to June 30, 2001, Key has not initiated any business combinations that would have qualified for the pooling-of-interest method of accounting.

GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which takes effect for fiscal years beginning after December 15, 2001. SFAS 142 replaces Accounting Principles Board Opinion No. 17 and eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Management anticipates that the elimination of the related amortization may reduce noninterest expense and increase net income by approximately $80 million for 2002.

Under the new accounting standard, goodwill and certain intangible assets are subject to impairment tests, which must be conducted at least annually. The impairment tests will require Key to determine the fair value of its reporting units by using various valuation techniques recommended by the standard. If the carrying amount of any reporting unit exceeds its fair value, it will be necessary to determine the amount of any goodwill impairment by conducting a detailed fair value analysis of the assets (excluding goodwill) assigned to the unit.

Impairment losses, if any, that result from the initial application of SFAS 142 would be accounted for as a "cumulative effect of accounting change" on Key's income statement. Transitional impairment tests conducted to determine the amount of any such losses must be completed as soon as possible after adoption of the new standard, but no later than December 31, 2002. However, transitional impairment losses related to goodwill must be recognized in the first interim reporting period subsequent to adoption of the standard. As such, Key expects to complete the transitional goodwill impairment testing prior to March 31, 2002. Impairment losses incurred subsequent to those resulting from the transitional impairment test will be recorded as part of income from operations. Management is currently in the process of determining the valuation techniques that will be applied and the reporting units for which initial and subsequent tests will be performed. Therefore, the extent of any potential "transition impairment charge" has not yet been determined. Key will adopt SFAS 142 as of January 1, 2002.

ASSET RETIREMENT OBLIGATIONS. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which takes effect for fiscal years beginning after June 15, 2002. SFAS 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. Key will adopt SFAS 143 as of January 1, 2003, and management is currently evaluating the extent to which it will impact Key's financial condition and results of operations.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which replaces Statement of Financial Accounting Standards No. 121. The new standard provides an accounting model for the disposal of long-lived assets and significantly changes the criteria that would have to be met to classify such an asset as held for sale. SFAS 144 also broadens the extent to which dispositions will qualify for reporting as discontinued operations, and changes the manner in which expected future operating losses from such operations are to be reported. The new standard is effective for fiscal years beginning after December 15, 2001. Key will adopt SFAS 144 as of January 1, 2002, and management is currently evaluating the extent to which it will impact Key's financial condition and results of operations.

ACCOUNTING GUIDANCE ISSUED DURING 2001

ACCOUNTING AND REPORTING FOR CERTAIN LOANS HELD FOR SALE. The Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Office of Thrift Supervision, and the National Credit Union Administration issued Interagency Guidance in March 2001, instructing institutions and examiners about the appropriate accounting and reporting treatment for certain loans that are sold directly from the loan portfolio or transferred to a held for sale account. In accordance with the guidance, once a decision has been made to sell a nonperforming loan, normal credit evaluation procedures should continue until the loan is sold directly from the loan portfolio or transferred to a held for sale account. If the proceeds from the sale of a nonperforming loan held in the portfolio are less than its net carrying amount, the shortfall must be recorded as a loan charge-off unless it can be demonstrated that part or all of the shortfall was attributable to market-driven factors, such as changes in interest rates or foreign exchange rates. Market driven related losses must be reported in earnings, while credit risk related losses must be reported as charge-offs. Nonperforming loans transferred to a held for sale account must be revalued at each subsequent reporting date until sold and reported at the lower of their amortized cost or fair value. Changes in the carrying amounts of these loans must be reported in earnings. This guidance did not have a significant impact on Key during the first nine months of 2001, nor would it have had a significant impact on prior periods had it been issued earlier. Key has applied this guidance in subsequent sales of certain nonperforming consumer (primarily home equity) loans. The Securities and Exchange Commission has expressed views that support the Interagency Guidance.

                          2. EARNINGS PER COMMON SHARE

The computation of Key's basic and diluted earnings per common share is as follows:

                                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------    -------------------------------
dollars in millions, except per share amounts                           2001            2000                     2001      2000
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS
   Income before cumulative effect of accounting changes            $    249        $    121                  $   331  $    736
   Net income                                                            249             121                      306       736

--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Weighted average common shares outstanding (000)                 424,802         429,584                  424,503   435,156
    Effect of dilutive common stock options (000)                      5,544           2,388                    5,506     2,075
--------------------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and potential
        common shares outstanding  (000)                             430,346         431,972                  430,009   437,231
                                                                    ========         =======                  =======   =======
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Income per common share before cumulative
     effect of accounting changes                                       $.59            $.28                     $.78     $1.69
   Net income per common share                                           .59             .28                      .72      1.69
   Income per common share before cumulative
     effect of accounting changes
     - assuming dilution                                                 .58             .28                      .77      1.69
   Net income per common share - assuming dilution                       .58             .28                      .71      1.68
--------------------------------------------------------------------------------------------------------------------------------



                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and the divestiture that Key completed during 2000 and the first nine months of 2001 are summarized below.

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

                           4. LINE OF BUSINESS RESULTS

Key's three major lines of business are Key Consumer Banking, Key Corporate Finance and Key Capital Partners.

KEY CONSUMER BANKING
RETAIL BANKING (A DIVISION OF KEY CONSUMER BANKING)
---------------------------------------------------

Retail Banking delivers a complete line of branch-based financial products and services to consumers through 911 KeyCenters (retail banking branches). These KeyCenters are operated by relationship managers supported by a 24-hour telephone banking call center services group, 2,401 ATMs that access 15 different networks (resulting in one of the largest ATM networks in the United States) and a leading-edge Internet banking service, Key.com(R).

HOME EQUITY AND CONSUMER FINANCE (A DIVISION OF KEY CONSUMER BANKING)
---------------------------------------------------------------------

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

KEY CORPORATE FINANCE

Key Corporate Finance offers a complete range of financing, transaction processing, electronic commerce and financial advisory services to corporations nationwide. It operates one of the largest bank-affiliated equipment leasing companies in the world, with operations in the United States, Canada, Europe, Asia and the Pacific Rim. Key Corporate Finance also offers investment banking, capital markets, 401(k) and trust custody products in cooperation with Key Capital Partners.

Key Corporate Finance is organized around five primary lines of businesses: commercial banking, commercial real estate, equipment finance, specialized industries, and global treasury management. Across Key's 13-state franchise, its commercial banking unit has a significant market share with middle market, small business and large corporate segment companies. Key Corporate Finance ranks among the top banks in providing financial services to media and telecommunications, commercial real estate and health care industries across the nation. Based on total transaction volume, it is also one of the nation's leading providers of cash management services.

KEY CAPITAL PARTNERS

Key Capital Partners provides asset management, employee benefits services, brokerage services, investment banking, and capital markets and insurance expertise. It also offers specialized services to high-net-worth clients through the wealth management and private banking businesses. Key Capital Partners employs a range of distribution outlets, including those of Key's other lines of business.

The table that spans pages 13 and 14 shows selected financial data for each major line of business for the three- and nine-month periods ended September 30, 2001 and 2000. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of Key's three major businesses. In accordance with these policies:

- Net interest income for each line of business was determined by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Treasury and Other" columns of the table.

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

Developing and applying the methodologies that management follows to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular segment of Key's business or changes in Key's structure. The financial data for both 2001 and 2000 presented in the accompanying table reflects the following changes that occurred during the first nine months of 2001:

- A number of businesses have been reclassified. The Key Electronic Services unit moved from Treasury and Other to Retail Banking, the Small Business unit moved from Retail Banking to Key Corporate Finance, the Community Development unit moved from Key Corporate Finance to Retail Banking and the Principal Investing unit moved from Key Capital Partners to Treasury and Other.

- The methodology used to assign a provision for loan losses to each line of business was changed from one based primarily upon actual net charge-offs to a methodology based on the credit quality expectations within each line over a normal business cycle.

Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to guide reporting decisions. Consequently, the line of business results Key reports cannot necessarily be compared with results presented by other companies.

                           NOTE 4.  LINE OF BUSINESS

                                                                                       KEY CONSUMER BANKING
                                                                   -----------------------------------------------------------
                                                                                                       HOME EQUITY AND
THREE MONTHS ENDED SEPTEMBER 30,                                      RETAIL BANKING                   CONSUMER FINANCE
                                                                   ---------------------------   -----------------------------
dollars in millions                                                     2001             2000             2001           2000
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                $233             $240             $150           $131
Noninterest income                                                       116               97                4              5
Revenue sharing(a)                                                        12               19              ___            ___
---------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                         361              356              154            136
Provision for loan losses                                                 12               12               33             33
Depreciation and amortization expense                                     38               40               10             12
Noninterest expense                                                      158              162               79             63
Expense sharing(a)                                                         9               13              ___            ___
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                               144              129               32             28
Allocated income taxes and taxable equivalent adjustments                 56               50               13             12
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change               88               79               19             16
    Cumulative effect of accounting change                               ___              ___              ___            ___
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $ 88             $ 79              $19            $16
                                                                       =====            =====             ====           ====

Percent of consolidated net income                                        35%              65%               8%            13%
Percent of total segments' net income                                     35               36                7              7
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                 $7,735           $7,840          $15,586        $15,084
Total assets(b)                                                        9,058            9,304           16,558         16,206
Deposits                                                              30,892           32,188              213            164
---------------------------------------------------------------------------------------------------------------------------------




THREE MONTHS ENDED SEPTEMBER 30,                                           KEY CORPORATE FINANCE
                                                                       -------------------------------
dollars in millions                                                            2001              2000
----------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                       $351              $334
Noninterest income                                                               76                67
Revenue sharing(a)                                                               32                34
----------------------------------------------------------------------------------------------------------
Total revenue(b)                                                                459               435
Provision for loan losses                                                        52                50
Depreciation and amortization expense                                            20                20
Noninterest expense                                                             164               160
Expense sharing(a)                                                               18                21
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                                      205               184
Allocated income taxes and taxable equivalent adjustments                        78                70
----------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                     127               114
    Cumulative effect of accounting change                                      ___               ___
----------------------------------------------------------------------------------------------------------
Net income (loss)                                                              $127              $114
                                                                               ====              ====

Percent of consolidated net income                                               51%              94%
     Percent of total segments' net income                                       50                51
----------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                       $35,545           $34,826
Total assets(b)                                                              37,377            36,618
Deposits                                                                      6,637             6,482
----------------------------------------------------------------------------------------------------------




                                                                                         KEY CONSUMER BANKING
                                                                 ---------------------------------------------------------------
                                                                                                         HOME EQUITY AND
NINE MONTHS ENDED SEPTEMBER 30,                                         RETAIL BANKING                   CONSUMER FINANCE
                                                                 -------------------------------   -----------------------------
dollars in millions                                                       2001             2000             2001           2000
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                  $696             $700             $438           $384
Noninterest income                                                         306              277                7             41
Revenue sharing(a)                                                          38               53                2              2
----------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                         1,040            1,030              447            427
Provision for loan losses                                                   36               37               99             98
Depreciation and amortization expense                                      117              119               34             37
Noninterest expense                                                        476              495              218            200
Expense sharing(a)                                                          27               42                1            ___
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                                384              337               95             92
Allocated income taxes and taxable equivalent adjustments                  150              132               40             40
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes               234              205               55             52
    Cumulative effect of accounting changes                                 --              --               (24)           ___
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $234             $205              $31            $52
                                                                         =====            =====             ====           ====

Percent of consolidated net income                                          76%              28%              10%             7%
Percent of total segments' net income                                       34               30                5              8
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                   $7,773           $7,737          $15,742        $14,886
Total assets(b)                                                          9,141            9,230           16,777         16,062
Deposits                                                                31,815           31,374              164            139
----------------------------------------------------------------------------------------------------------------------------------






NINE MONTHS ENDED SEPTEMBER 30,                                           KEY CORPORATE FINANCE
                                                                      -------------------------------
dollars in millions                                                           2001              2000
---------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                    $1,040              $978
Noninterest income                                                             231               215
Revenue sharing(a)                                                             103                98
---------------------------------------------------------------------------------------------------------
Total revenue(b)                                                             1,374             1,291
Provision for loan losses                                                      155               148
Depreciation and amortization expense                                           61                59
Noninterest expense                                                            506               476
Expense sharing(a)                                                              60                61
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                                    592               547
Allocated income taxes and taxable equivalent adjustments                      226               210
---------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes                   366               337
    Cumulative effect of accounting changes                                    ___               ___
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $366              $337
                                                                             =====             =====

Percent of consolidated net income                                             120%               46%
Percent of total segments' net income                                           54                50
---------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                      $35,693           $34,307
Total assets(b)                                                             37,453            36,198
Deposits                                                                     6,542             6,327
---------------------------------------------------------------------------------------------------------


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

         Noninterest income for the first nine months of 2001 includes a loss of $40 million ($25 million after tax) recorded in the second quarter in connection with the decline in leased vehicle residual values. Noninterest income in the first nine months of 2000 includes a gain of $332 million ($207 million after tax) from the January sale of Key's credit card business and $5 million ($3 million after tax) earned by the divested credit card business. This business also added $13 million ($8 million after tax) in the first nine months of 2000 to net interest income.

THREE MONTHS ENDED SEPTEMBER 30,                                        KEY CAPITAL PARTNERS               TREASURY AND OTHER
                                                                    ---------------------------       -----------------------------
dollars in millions                                                     2001             2000              2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                 $53              $54              $(30)           $(29)
Noninterest income                                                       233              237                25              (1)
Revenue sharing(a)                                                       (44)             (53)              ___             ___
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                         242              238                (5)            (30)
Provision for loan losses                                                  3                2                 1               1
Depreciation and amortization expense                                     24               23               ___             ___
Noninterest expense                                                      209              202                 6               7
Expense sharing(a)                                                       (27)             (34)              ___             ___
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                                33               45               (12)            (38)
Allocated income taxes and taxable equivalent adjustments                 15               19               (15)            (25)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change               18               26                 3             (13)
    Cumulative effect of accounting change                               ___              ___               ___             ___
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $18              $26               $ 3            $(13)
                                                                         ===              ===               ===            ====

Percent of consolidated net income                                         7%              21%                2%            (11)%
Percent of total segments' net income                                      7               12                 1              (6)
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                 $5,456           $5,424            $1,774          $2,226
Total assets(b)                                                        9,195            8,945            11,488          11,347
Deposits                                                               3,466            3,378             4,111           3,601
-----------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30,                                              TOTAL SEGMENTS                RECONCILING ITEMS
                                                                     -----------------------------   -------------------------------
dollars in millions                                                        2001            2000             2001            2000
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                   $757            $730             $(27)           $(39)
Noninterest income                                                          454             405              ___             ___
Revenue sharing(a)                                                          ___             ___              ___             ___
------------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                          1,211           1,135              (27)(c)         (39)(c)
Provision for loan losses                                                   101              98               15              33
Depreciation and amortization expense                                        92              95                1               1
Noninterest expense                                                         616             594              (26)             97 (e)
Expense sharing(a)                                                          ___             ___              ___             ___
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                                  402             348              (17)           (170)
Allocated income taxes and taxable equivalent adjustments                   147             126              (11)            (69)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                 255             222               (6)           (101)
    Cumulative effect of accounting change                                  ___             ___              ___             ___
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $255           $ 222               $(6)          $(101)
                                                                          =====          ======              ====          ======

Percent of consolidated net income                                          103%            182%              (3)%           (82)%
Percent of total segments' net income                                       100             100              N/A             N/A
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                   $66,096         $65,400            $ 102           $ 377
Total assets(b)                                                          83,676          82,420            1,203 (f)       1,685 (f)
Deposits                                                                 45,319          45,813              (86)             26
------------------------------------------------------------------------------------------------------------------------------------



THREE MONTHS ENDED SEPTEMBER 30,                                                         KEY
                                                                         -------------------------------
dollars in millions                                                            2001            2000
--------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                       $730            $691
Noninterest income                                                              454             405
Revenue sharing(a)                                                              ___             ___
--------------------------------------------------------------------------------------------------------
Total revenue(b)                                                              1,184           1,096
Provision for loan losses                                                       116             131
Depreciation and amortization expense                                            93              96
Noninterest expense                                                             590             691
Expense sharing(a)                                                              ___             ___
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                                      385             178
Allocated income taxes and taxable equivalent adjustments                       136              57
--------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change                     249             121
    Cumulative effect of accounting change                                      ___             ___
--------------------------------------------------------------------------------------------------------
Net income (loss)                                                             $ 249            $121
                                                                              =====            ====

Percent of consolidated net income                                              100%            100%
Percent of total segments' net income                                           N/A             N/A
--------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                       $66,198         $65,777
Total assets(b)                                                              84,879          84,105
Deposits                                                                     45,233          45,839
--------------------------------------------------------------------------------------------------------




NINE MONTHS ENDED SEPTEMBER 30,                                    KEY CAPITAL PARTNERS                TREASURY AND OTHER
                                                              ------------------------------     --------------------------------
dollars in millions                                                2001             2000              2001            2000
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                           $157             $155             $(100)           $(70)
Noninterest income                                                  713              726                85              85
Revenue sharing(a)                                                 (143)            (153)              --              --
---------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                    727              728               (15)             15
Provision for loan losses                                             8                7                 3               4
Depreciation and amortization expense                                74               69               --                1
Noninterest expense                                                 651              648                19              23
Expense sharing(a)                                                  (88)            (103)              --              --
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                          82              107               (37)            (13)
Allocated income taxes and taxable equivalent adjustments            38               46               (46)            (36)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes         44               61                 9              23
    Cumulative effect of accounting changes                         --              --                  (1)           --
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $44             $ 61               $ 8            $ 23
                                                                    ===             ====               ====           ====

Percent of consolidated net income                                   14%               8%                3%              3%
Percent of total segments' net income                                 6                9                 1               3
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                            $5,501           $5,268            $1,912          $2,334
Total assets(b)                                                   9,191            9,006            11,718          11,378
Deposits                                                          3,728            3,377             3,557           3,679
---------------------------------------------------------------------------------------------------------------------------------





NINE MONTHS ENDED SEPTEMBER 30,                                            TOTAL SEGMENTS                 RECONCILING ITEMS
                                                                  ----------------------------   --------------------------------
dollars in millions                                                      2001            2000             2001            2000
---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                               $2,231          $2,147             $(87)          $ (98)
Noninterest income                                                      1,342           1,344              (35)            342
Revenue sharing(a)                                                        --              --                --              --
---------------------------------------------------------------------------------------------------------------------------------
Total revenue(b)                                                        3,573           3,491             (122)(c)         244(c)
Provision for loan losses                                                 301             294              326 (d)          88(d)
Depreciation and amortization expense                                     286             285              151 (e)           2
Noninterest expense                                                     1,870           1,842              (68)(e)          83(e)
Expense sharing(a)                                                        --               --               --              --
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                             1,116           1,070             (531)             71
Allocated income taxes and taxable equivalent adjustments                 408             392             (154)             13
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes              708             678             (377)             58
    Cumulative effect of accounting changes                               (25)             --               --              --
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $683            $678             $(377)          $ 58
                                                                        =====           =====            ======          =====

Percent of consolidated net income                                        223%             92%             (123)%            8%
Percent of total segments' net income                                     100             100              N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                 $66,621         $64,532           $  104            $344
Total assets(b)                                                        84,280          81,874            1,444 (f)       1,694(f)
Deposits                                                               45,806          44,896              (56)             24
---------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                                                     KEY
                                                                    -----------------------------------
dollars in millions                                                           2001            2000
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                                    $2,144          $2,049
Noninterest income                                                           1,307           1,686
Revenue sharing(a)                                                             --              --
-------------------------------------------------------------------------------------------------------
Total revenue(b)                                                             3,451           3,735
Provision for loan losses                                                      627             382
Depreciation and amortization expense                                          437             287
Noninterest expense                                                          1,802           1,925
Expense sharing(a)                                                             --              --
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                                    585           1,141
Allocated income taxes and taxable equivalent adjustments                      254             405
-------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes                   331             736
    Cumulative effect of accounting changes                                    (25)            --
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $ 306          $  736
                                                                             =====          ======

Percent of consolidated net income                                             100%            100%
Percent of total segments' net income                                          N/A             N/A
-------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                                      $66,725         $64,876
Total assets(b)                                                             85,724          83,568
Deposits                                                                    45,750          44,920
-------------------------------------------------------------------------------------------------------


(d) The first nine months of 2001 includes an additional provision for loan losses of $300 million ($189 million after tax) recorded during the second quarter in connection with Key's decision to discontinue certain nonrelationship credit-only commercial lending.

         In the first nine months of 2000, the provision for loan losses includes an additional first quarter provision of $121 million ($76 million after tax). This provision resulted from the implementation of an enhanced methodology for assessing credit risk particularly in the commercial loan portfolio.

(e) Noninterest expense in the third quarter of 2000 includes $114 million ($72 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability.

         Noninterest expense for the first nine months of 2001 includes a goodwill write-down of $150 million associated with Key's decision to downsize its automobile finance business, additional litigation reserves of $20 million ($13 million after tax) and $2 million ($1 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability. All of these charges were recorded in the second quarter. For the first nine months of 2000, noninterest expense includes $130 million ($82 million after tax) of nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability and $7 million ($4 million after tax) incurred by the divested credit card business.

(f) Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

N/A = Not Applicable

                                  5. SECURITIES

Key classifies its securities into three categories: trading, investment and available for sale.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($844 million, $743 million and $729 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

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

SECURITIES AVAILABLE FOR SALE. These are debt and equity securities that Key has not classified as trading account securities or investment securities. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on the sales of these securities are computed for each specific security sold and included in "net securities gains " on the income statement.

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

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale were as follows:

                                                                          SEPTEMBER 30, 2001
                                                  --------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
----------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                      $ 254             $12               --         $ 266
    Other securities                                         920              --               --           920
----------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,174             $12               --        $1,186
                                                         =======            ====             ====       =======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations               $ 268              --               --         $ 268
    States and political subdivisions                         23              --               --            23
    Collateralized mortgage obligations                    4,562            $117              $65         4,614
    Other mortgage-backed securities                       1,092              39               --         1,131
    Retained interests in securitizations                    246              15               --           261
    Other securities                                         198               1               25           174
----------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $6,389            $172              $90        $6,471
                                                         =======           =====             ====       =======

----------------------------------------------------------------------------------------------------------------

                                                                            DECEMBER 31, 2000
                                                  --------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
----------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                      $ 323             $10               --         $ 333
    Other securities                                         875              --               --           875
----------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,198             $10               --         $1,208
                                                         =======            ====             ====        =======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations               $ 984              --               --         $ 984
    States and political subdivisions                         33              --               --            33
    Collateralized mortgage obligations                    4,296             $63              $61         4,298
    Other mortgage-backed securities                       1,355              12               12         1,355
    Retained interests in securitizations                    334              --               18           316
    Other securities                                         307              42                6           343
----------------------------------------------------------------------------------------------------------------
        Total securities available for sale               $7,309            $117              $97        $7,329
                                                         =======           =====             ====       =======

----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 30, 2000
                                                  --------------------------------------------------------------
                                                                           GROSS            GROSS
                                                       AMORTIZED      UNREALIZED       UNREALIZED          FAIR
in millions                                                 COST           GAINS           LOSSES         VALUE
----------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
    States and political subdivisions                      $ 364              $9               --         $ 373
    Other securities                                         889              --               --           889
----------------------------------------------------------------------------------------------------------------
        Total investment securities                       $1,253              $9               --        $1,262
                                                          ======            ====            =====        ======
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury, agencies and corporations              $2,105              --               --        $2,105
    States and political subdivisions                         48              --               --            48
    Collateralized mortgage obligations                    2,561             $12              $99         2,474
    Other mortgage-backed securities                       1,425               6               23         1,408
    Retained interests in securitizations                    341              --               15           326
    Other securities                                         278              28                3           303
----------------------------------------------------------------------------------------------------------------

        Total securities available for sale               $6,758             $46             $140        $6,664
                                                         =======            ====            =====        ======

----------------------------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:


                                                                       SEPTEMBER 30,          DECEMBER 31,         SEPTEMBER 30,
in millions                                                                     2001                  2000                  2000
---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                       $19,022               $20,100               $19,884
Real estate-- commercial mortgage                                              6,826                 6,876                 6,900
Real estate-- construction                                                     6,014                 5,154                 5,019
Commercial lease financing                                                     7,147                 7,164                 7,011
---------------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                                                   39,009                39,294                38,814
Real estate-- residential mortgage                                             2,418                 4,212                 4,264
Home equity                                                                   10,826                 9,908                 9,344
Consumer-- direct                                                              2,388                 2,539                 2,633
Consumer-- indirect lease financing                                            2,409                 3,005                 3,035
Consumer-- indirect other                                                      5,408                 5,718                 5,891
---------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                                     23,449                25,382                25,167
Real estate-- commercial mortgage                                                614                   316                   588
Real estate-- residential mortgage                                                74                    42                    54
Education                                                                      1,360                 1,871                 1,676
---------------------------------------------------------------------------------------------------------------------------------
     Total loans held for sale                                                 2,048                 2,229                 2,318
---------------------------------------------------------------------------------------------------------------------------------
     Total loans                                                             $64,506               $66,905               $66,299
                                                                            ========              ========              ========
---------------------------------------------------------------------------------------------------------------------------------

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at September 30, 2001, see Note 12 ("Derivatives and Hedging Activities"), which begins on page 24.

Changes in the allowance for loan losses are summarized as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------------    -----------------------------------
in millions                                                     2001            2000                  2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                $1,231           $ 979                $1,001                 $ 930
Charge-offs                                                     (197)           (129)                 (534)                 (387)
Recoveries                                                        24              25                    81                    81
---------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                            (173)           (104)                 (453)                 (306)
Allowance related to loans sold                                   --              (5)                   (1)                   (5)
Provision for loan losses                                        116             131                   627                   382
---------------------------------------------------------------------------------------------------------------------------------
     Balance at end of period                                 $1,174          $1,001                $1,174                $1,001
                                                             =======         =======               =======               =======
---------------------------------------------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At September 30, 2001, impaired loans totaled $546 million. This amount includes $325 million of impaired loans with a specifically allocated allowance for loan losses of $135 million, and $221 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 2000, impaired loans totaled $364 million, including $213 million of loans with a specifically allocated allowance of $102 million, and $151 million that were carried at their estimated fair value. The average investment in impaired loans for the third quarter of 2001 and 2000 was $462 million and $291 million, respectively.

Key's nonperforming assets were as follows:




                                                           SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
in millions                                                         2001               2000               2000
---------------------------------------------------------------------------------------------------------------
Impaired loans                                                     $546               $364               $305
Other nonaccrual loans                                              339                283                287
---------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                          885                647                592
Restructured loans(a)                                               --                   3                --
------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                                       885                650                592
OREO                                                                 26                 23                 26
Allowance for OREO losses                                            (1)                (1)                (1)
---------------------------------------------------------------------------------------------------------------
    OREO, net of allowance                                           25                 22                 25
Other nonperforming assets                                            3                --                 --
---------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                     $913               $672               $617
                                                                   =====              ====               =====
---------------------------------------------------------------------------------------------------------------



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

                                8. LONG-TERM DEBT

The components of long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                                      SEPTEMBER 30,       DECEMBER 31,     SEPTEMBER 30,
dollars in millions                                                            2001               2000              2000
-------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(a)                               $ 1,171              $ 393             $ 303
Subordinated medium-term notes due through 2005(a)                              85                103               103
Senior euro medium-term notes due through 2003(b)                               50                 --                --
7.50% Subordinated notes due 2006(c)                                           250                250               250
6.75% Subordinated notes due 2006(c)                                           200                200               200
8.125% Subordinated notes due 2002(c)                                          200                199               199
8.00%  Subordinated notes due 2004(c)                                          125                125               125
8.404% Notes due through 2001                                                   --                 13                13
All other long-term debt(i)                                                     22                 --                 1
-------------------------------------------------------------------------------------------------------------------------
      Total parent company(j)                                                2,103              1,283             1,194

Senior medium-term bank notes due through 2039(d)                            5,065              5,979             6,389
Senior euro medium-term bank notes due through 2007(e)                       4,098              3,955             3,466
6.50 % Subordinated remarketable securities due 2027(f)                        312                312               312
6.95% Subordinated notes due 2028(f)                                           300                300               300
7.125% Subordinated notes due 2006(f)                                          250                250               250
7.25% Subordinated notes due 2005(f)                                           200                200               200
6.75% Subordinated notes due 2003(f)                                           200                200               200
7.50% Subordinated notes due 2008(f)                                           165                165               165
7.00% Subordinated notes due 2011(f)                                           506                 --                --
7.30% Subordinated notes due 2011(f)                                           107                107               107
7.85% Subordinated notes due 2002(f)                                            93                 93                93
7.55% Subordinated notes due 2006(f)                                            75                 75                75
7.375% Subordinated notes due 2008(f)                                           70                 70                70
Lease financing debt due through 2006(g)                                       545                581               588
Federal Home Loan Bank advances due through 2030(h)                            756                452               249
All other long-term debt(i)                                                    269                139               142
--------------------------------------------------------------------------------------------------------------------------
      Total subsidiaries                                                    13,011             12,878            12,606
-------------------------------------------------------------------------------------------------------------------------
          Total long-term debt                                             $15,114            $14,161           $13,800
                                                                           =======           ========          ========
-------------------------------------------------------------------------------------------------------------------------


Key uses interest rate swaps and caps, which modify the repricing and maturity characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments at September 30, 2001, see
Note 12 ("Derivatives and Hedging Activities"),which begins on page 24.

(a) At September 30, 2001, December 31, 2000 and September 30,2000, the senior medium-term notes had weighted average interest rates of 3.77%, 6.81% and 6.77%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.42%, 7.32% and 7.32% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) Senior euro medium-term notes had a weighted average interest rate of 3.73% at September 30, 2001. These notes, which are obligations of KeyCorp, had a floating interest rate based on the three-month London Interbank Offered Rate (known as "LIBOR").

 (c) The notes may not be redeemed or prepaid prior to maturity.

 (d) Senior medium-term bank notes of subsidiaries had weighted average interest rates of 3.71%, 6.72% and 6.68%, at September 30, 2001, December 31, 2000
     and September 30, 2000, respectively. These notes had a combination of fixed and floating interest rates.

 (e) Senior euro medium-term notes had weighted average interest rates of 4.10%, 6.89%, and 6.88%, at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. These notes, which are obligations of KeyBank National Association, had fixed interest rates and floating interest rates based on LIBOR.

 (f) These notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. None of the subordinated notes may be redeemed prior to their maturity dates.

 (g) Lease financing debt had weighted average interest rates of 7.93% at September 30, 2001, 7.80% at December 31, 2000 and 7.78% at September 30, 2000. This category of debt primarily comprises nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type.

(h) Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 3.44% at September 30, 2001, 6.66% at December 31, 2000 and 6.56% at September 30, 2000. These advances, which had a combination of fixed and floating interest rates, were secured by $1 billion, $678 million, and $374 million of real estate loans and securities at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

(i) Other long-term debt, comprising industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 6.95%, 7.91%, and 7.84% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

 (j) At September 30, 2001, unused capacity under KeyCorp's shelf registration totaled $394 million, all of which is reserved for issuance as medium-term notes.

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

The capital securities, common securities and related debentures are summarized as follows:




                                                                                              PRINCIPAL
                                                      CAPITAL                                 AMOUNT OF
                                                  SECURITIES,            COMMON             DEBENTURES,
dollars in millions                             NET OF DISCOUNT(a)    SECURITIES         NET OF DISCOUNT(b)
-------------------------------------------------------------------------------------------------------------
September 30, 2001
     KeyCorp Institutional Capital A                     $384               $11                   $ 361
     KeyCorp Institutional Capital B                      165                 4                     154
     KeyCorp Capital I                                    247                 8                     255
     KeyCorp Capital II                                   258                 8                     255
     KeyCorp Capital III                                  275                 8                     257
-------------------------------------------------------------------------------------------------------------
         Total                                         $1,329               $39                 $1,282
                                                       ======               ===                 =======
-------------------------------------------------------------------------------------------------------------
December 31, 2000                                      $1,243               $39                 $1,282
                                                       ======               ===                 =======
-------------------------------------------------------------------------------------------------------------
September 30, 2000                                     $1,243               $39                 $1,282
                                                       ======               ===                 =======
-------------------------------------------------------------------------------------------------------------


                                                  INTEREST RATE            MATURITY
                                                   OF CAPITAL             OF CAPITAL
                                                 SECURITIES AND          SECURITIES AND
dollars in millions                                DEBENTURES (c)          DEBENTURES
----------------------------------------------------------------------------------------
September 30, 2001
     KeyCorp Institutional Capital A                  7.826 %                  2026
     KeyCorp Institutional Capital B                  8.250                    2026
     KeyCorp Capital I                                4.530                    2028
     KeyCorp Capital II                               6.875                    2029
     KeyCorp Capital III                              7.750                    2029
----------------------------------------------------------------------------------------
         Total                                        7.066 %                    --

----------------------------------------------------------------------------------------
December 31, 2000                                     7.619 %                    --

----------------------------------------------------------------------------------------
September 30, 2000                                    7.612 %                    --

----------------------------------------------------------------------------------------


(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at September 30, 2001, are basis adjustments related to fair value hedges.

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

 (c)The interest rates for Capital A, Capital B, Capital II and Capital III are fixed. Capital I has a floating interest rate (which reprices quarterly) equal to three-month LIBOR plus 74 basis points. The rates shown as the total at September 30, 2001, December 31, 2000, and September 30, 2000, are weighted average rates.

                            10. RESTRUCTURING CHARGES

During the first nine months of 2001, KeyCorp recorded a restructuring charge credit of $4 million ($2 million after tax) in connection with a three-year "competitiveness initiative" instituted in November 1999 to improve Key's operating efficiency and profitability. Restructuring charges previously accrued under this initiative totaled $104 million ($66 million after tax) in 2000 and $98 million ($62 million after tax) in 1999.

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


As a result of the competitiveness initiative, Key's workforce is to be reduced by approximately 4,000 positions from its November 1999 level. Those reductions are to occur at all levels throughout the organization. At September 30, 2001, nearly 3,500 positions have been eliminated. Key's management expects the remaining reductions (comprising both staffed and vacant positions) to occur near the end of 2001.


Changes in the restructuring charge liability associated with the above actions are as follows:

                           DECEMBER 31,   RESTRUCTURING              CASH     SEPTEMBER 30,
in millions                      2000            CHARGES         PAYMENTS              2001
--------------------------------------------------------------------------------------------
Severance                        $ 62                $(7)             $24               $31
Site consolidations                60                  3               30                33
Equipment and other                 2                 --               --                 2
--------------------------------------------------------------------------------------------
        Total                    $124                $(4)             $54               $66
                                =====                ====            ====               ===

--------------------------------------------------------------------------------------------

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

On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order placing Reliance in rehabilitation and purporting to stay all litigation pending against Reliance. Reliance subsequently petitioned the Federal district court in Ohio to stay the Litigation, which stay was granted on July 23, 2001. KeyBank filed a motion asking the court to lift and to amend the stay. On October 3, 2001, the court in Pennsylvania entered an order placing Reliance into liquidation.

Management believes that KeyBank has valid insurance coverage for the residual value of automobiles leased during the four-year period ending January 1, 2001. Because the leases in question are 3 to 5 year leases, the terms of the leases will expire over time through 2006. Consequently, the eventual aggregate amount in dispute is not currently known and will be dependent upon the residual value of the automobiles at the end of the respective lease terms.

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

Key believes that it has insurance coverage (above certain self-insurance layers which have been exhausted and expensed) for the settlements that have been reached. The insurance companies in question have denied coverage and declaratory judgment actions have been filed. On August 2, 2001, the parties agreed to an informal stay of the lawsuits for a period of ninety days to pursue a consensual mediation of their dispute, and recently agreed to extend the mediation through November 30, 2001.

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

As a result of adopting SFAS 133, Key recorded a cumulative loss of $1 million in net income and a cumulative loss of $22 million in other comprehensive income
(loss) during the first quarter of 2001. Of the $22 million loss, an estimated $13 million will be reclassified to earnings during 2001.

At September 30, 2001, Key had $376 million of derivative assets recorded in "accrued income and other assets" and $263 million of derivative liabilities recorded in "accrued expense and other liabilities" on the balance sheet.

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

During the first nine months of 2001, the net loss recognized by Key in connection with the ineffective portion of its fair value hedging instruments was not significant. The ineffective portion of the hedge relationship was recorded in "other income" on the income statement.

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

As a result of the strategic actions announced in May, Key's anticipated future debt needs were revised. Consequently, during the second quarter of 2001, Key reclassified a $3 million gain from accumulated other comprehensive income
(loss) to "other income" on the income statement. This reclassification relates to a cash flow hedge of a previously forecasted debt issuance which is no longer probable of occurring.

During the first nine months of 2001, the net loss recognized by Key in connection with the ineffective portion of its cash flow hedging instruments was not significant. There was no impact on earnings during the first nine months of 2001 related to the exclusion of portions of hedging instruments from the assessment of hedge effectiveness. Any hedge ineffectiveness was recorded in "other income" on the income statement.

The change in accumulated other comprehensive income (loss) resulting from cash flow hedges is as follows:

                                                           CUMULATIVE
                                                              EFFECT
                                            DECEMBER 31,  OF ADOPTING                 2001     RECLASSIFICATION SEPTEMBER 30,
in millions                                       2000       SFAS 133     HEDGING ACTIVITY       TO EARNINGS             2001
------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges            --          $ (22)               $ (20)              $17            $ (25)

------------------------------------------------------------------------------------------------------------------------------

At September 30, 2001, Key expects to reclassify approximately $3 million of net gains on derivative instruments from accumulated other comprehensive income
(loss) to earnings during the next twelve months, coinciding with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale/securitization of commercial real estate loans.


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

The following table shows trading income recognized on interest rate swap, foreign exchange forward, and option and futures contracts.


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------
in millions                                                     2001             2000
--------------------------------------------------------------------------------------
Interest rate swap contracts                                     $14              $21
Foreign exchange forward contracts                                31               27
Option and futures contracts                                     ___                2
--------------------------------------------------------------------------------------


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

At September 30, 2001, Key had 40 different counterparties to swaps, including swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $148 million to 15 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $24 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $33 million. Based on management's assessment, as of September 30, 2001, all counterparties were expected to meet their obligations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 2001 and 2000, and the related condensed consolidated statements of income for the three- and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
October 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

This Management's Discussion and Analysis reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2001 and 2000. Some tables may cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 26.

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

-        For regulatory purposes, capital is divided into several classes.
         Federal regulations prescribe that at least half of a bank or bank holding company's TOTAL RISK-ADJUSTED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends," which begins on page 57.

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

- Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

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

- Terrorist activities or military actions could further disrupt the economy, or business operations or activities, which may have an adverse effect on our financial results or condition and that of our borrowers.

- We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.

MAJOR ASPECTS OF KEY'S PERFORMANCE
----------------------------------

FINANCIAL PERFORMANCE

On May 17, concurrent with the election of Chief Executive Officer Henry L. Meyer III, as Chairman of the Board of Directors, we announced the implementation of strategic actions designed to sharpen our business focus and strengthen our financial performance. Specific actions include exiting the automobile leasing business, de-emphasizing indirect prime automobile lending and discontinuing certain nonrelationship, credit-only commercial lending.

As a result of the above actions, we recorded several nonrecurring charges during the second quarter, which had a short-term adverse affect on Key's financial performance. These charges include a noncore $150 million write-down of goodwill and two large charges included in Key's core financial results. The core charges include an additional provision for loan losses of $300 million ($189 million after tax) and $40 million ($25 million after tax) for losses incurred on the residual values of leased vehicles. Each of these charges is discussed in greater detail in the remainder of this discussion.

The primary measures of Key's core financial performance for the third quarter and first nine months of 2001 are summarized below. Year-to-date results for the current year reflect the core charges recorded during the second quarter. Comparable measures of performance on a reported basis are included in Figure 2 on page 31.

- Both core and reported net income were $249 million, or $.58 per common share, compared with core net income of $28 million, or $.07 per share, for the previous quarter and $245 million, or $.57 per share, for the third quarter of 2000. For the first nine months of the year, Key's core net income was $494 million, or $1.15 per common share, compared with $737 million, or $1.69 for the same period last year.

- Key's return on average equity was 15.20% for the third quarter of 2001 on both a core and reported basis. This result compares with core returns of 1.69% and 14.97% for the second quarter of 2001 and the third quarter of 2000, respectively. For the first nine months of the year, Key's core return on average equity was 10.03%, compared with 15.15% for the same period last year.

- Key's third quarter return on average total assets was 1.16% on both a core and reported basis. This result is up from a core return of .13% for the previous quarter and equal to the core return of 1.16% for the year-ago quarter. For the first nine months of the year, Key's core return on average total assets was .77%, down from 1.18% for the comparable period in 2000.

In both the current and prior year, Key's financial results have been affected by various nonrecurring items, including those related to the implementation of the strategic actions announced on May 17. The most significant of the noncore items and their impact on both earnings and primary financial ratios are summarized in Figure 1.

                    FIGURE 1. SIGNIFICANT NONRECURRING ITEMS


                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
dollars in millions, except per share amounts                              2001         2000           2001        2000
------------------------------------------------------------------------------------------------------------------------
Net income as reported                                                     $249         $121           $306       $ 736
Nonrecurring items (net of tax):
      Goodwill write-down (automobile finance business)                      --           --            150          --
      Cumulative effect of accounting change - EITF 99-20                    --           --             24          --
      Additional litigation reserves                                         --           --             13          --
      Restructuring and other special charges                                --           71              1          80
      Gain from sale of credit card portfolio                                --           --             --        (207)
      Additional provisions for loan losses                                  --           17             --          93
      Net losses from reconfiguration of securities portfolio                --           32             --          32
      Other nonrecurring items                                               --            4             --           3
------------------------------------------------------------------------------------------------------------------------
Net income - core                                                          $249         $245           $494       $ 737
                                                                          =====        =====          =====       =====

Net income per diluted common share                                        $.58         $.28           $.71       $1.68
Net income per diluted common share - core                                  .58          .57           1.15        1.69
Return on average total assets                                             1.16%         .57%           .48%       1.18%
Return on average total assets - core                                      1.16         1.16            .77        1.18
Return on average equity                                                  15.20         7.39           6.21       15.12
Return on average equity - core                                           15.20        14.97          10.03       15.15
------------------------------------------------------------------------------------------------------------------------

The increase in Key's third quarter core net income from that reported a year ago was moderated by the significant, adverse effects of a sluggish economy, which weakened further after the events of September 11. The impact was particularly noticeable in our more capital markets-sensitive businesses, such as equity capital investing and brokerage, and in the erosion experienced in credit quality over the past twelve months. However, despite challenging economic conditions, Key's third quarter results reflect a number of encouraging developments. Relative to the second quarter, core revenue increased by 5 percent, even though loan demand fell and softness continued in the market-sensitive businesses. This growth was driven by an improved net interest margin, which produced record net interest income. At the same time, we have begun to see an increase in core noninterest income from the implementation of various revenue-generating ideas associated with PEG, the corporate-wide competitiveness initiative we began last fall. In addition, Key's core noninterest expense decreased for the third consecutive quarter, reflecting the disciplined expense management attributable to our competitiveness initiative.

The decline in Key's year-to-date core net income from the first nine months of last year was due primarily to the impact of the weaker economy and the second quarter core charges recorded in connection with the implementation of the strategic actions announced in May.

Figure 2 summarizes Key's financial performance on a reported basis for each of the past five quarters and the first nine months of 2001 and 2000.

                        FIGURE 2. SELECTED FINANCIAL DATA




                                                                                  2001                                2000
                                                                     ---------------------------------       -----------------------
dollars in millions, except per share amounts                        THIRD       SECOND         FIRST          FOURTH      THIRD
====================================================================================================================================
FOR THE PERIOD
Interest income                                                  $   1,380     $   1,467       $   1,570     $   1,652   $   1,596
Interest expense                                                       656           754             882           950         912
Net interest income                                                    724           713             688           702         684
Provision for loan losses                                              116           401             110           108         131
Noninterest income                                                     454           398             455           508         405
Noninterest expense                                                    683           858             698           705         787
Income (loss) before income taxes and cumulative effect
      of accounting changes                                            379          (148)            335           397         171
Income (loss) before cumulative effect of accounting changes           249          (136)            218           266         121
Net income (loss)                                                      249          (160)            217           266         121
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes     $     .59     $    (.32)      $     .51     $     .63   $     .28
Income (loss) before cumulative effect of accounting changes
      -assuming dilution                                               .58          (.32)            .51           .62         .28
Net income (loss)                                                      .59          (.38)            .51           .63         .28
Net income (loss)-assuming dilution                                    .58          (.38)            .51           .62         .28
Cash dividends                                                        .295          .295            .295           .28         .28
Book value at period end                                             15.53         15.22           15.79         15.65       15.26
Market price:
      High                                                           28.15         26.43           27.58         28.50       27.06
      Low                                                            22.20         22.10           22.65         21.50       17.50
      Close                                                          24.14         26.05           25.80         28.00       25.31
Weighted average common shares (000)                               424,802       424,675         424,024       425,054     429,584
Weighted average common shares and
     potential common shares (000)                                 430,346       424,675         429,917       430,634     431,972
------------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                            $  64,506     $  66,693       $  67,027     $  66,905   $  66,299
Earning assets                                                      73,943        76,531          77,027        77,316      75,786
Total assets                                                        84,419        85,838          86,457        87,270      85,500
Deposits                                                            45,372        45,743          45,965        48,649      47,809
Long-term debt                                                      15,114        14,675          14,495        14,161      13,800
Shareholders' equity                                                 6,575         6,467           6,702         6,623       6,520
Full-time equivalent employees                                      21,297        21,742          21,882        22,142      22,457
Branches                                                               911           926             922           922         932
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                        1.16%         (.75)%          1.02%         1.24%        .57%
Return on average equity                                             15.20         (9.67)          13.28         16.16        7.39
Net interest margin (taxable equivalent)                              3.85          3.77            3.63          3.71        3.68
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                      7.79%         7.53%           7.75%         7.59%       7.63%
Tangible equity to tangible assets                                    6.51          6.25            6.29          6.12        6.10
Tier 1 risk-adjusted capital                                          7.81          7.71            7.99          7.72        7.59
Total risk-adjusted capital                                          11.77         11.81           12.32         11.48       11.34
Leverage                                                              7.90          7.68            7.79          7.71        7.76
====================================================================================================================================



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------

dollars in millions, except per share amounts                          2001          2000
==============================================================================================
FOR THE PERIOD
Interest income                                                     $   4,417     $   4,625
Interest expense                                                        2,292         2,597
Net interest income                                                     2,125         2,028
Provision for loan losses                                                 627           382
Noninterest income                                                      1,307         1,686
Noninterest expense                                                     2,239         2,212
Income (loss) before income taxes and cumulative effect
      of accounting changes                                               566         1,120
Income (loss) before cumulative effect of accounting changes              331           736
Net income (loss)                                                         306           736
----------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes        $     .78     $    1.69
Income (loss) before cumulative effect of accounting changes
      -assuming dilution                                                  .77          1.68
Net income (loss)                                                         .72          1.69
Net income (loss)-assuming dilution                                       .71          1.68
Cash dividends                                                           .885           .84
Book value at period end                                                15.53         15.26
Market price:
      High                                                              29.25         27.06
      Low                                                               22.10         15.56
      Close                                                             24.14         25.31
Weighted average common shares (000)                                  424,503       435,156
Weighted average common shares and
     potential common shares (000)                                    430,009       437,231
----------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                               $  64,506     $  66,299
Earning assets                                                         73,943        75,786
Total assets                                                           84,419        85,500
Deposits                                                               45,372        47,809
Long-term debt                                                         15,114        13,800
Shareholders' equity                                                    6,575         6,520
Full-time equivalent employees                                         21,297        22,457
Branches                                                                  911           932
----------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                            .48%         1.18%
Return on average equity                                                 6.21         15.12
Net interest margin (taxable equivalent)                                 3.75          3.68
----------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                         7.79%         7.63%
Tangible equity to tangible assets                                       6.51          6.10
Tier 1 risk-adjusted capital                                             7.81          7.59
Total risk-adjusted capital                                             11.77         11.34
Leverage                                                                 7.92          7.76
==============================================================================================

Key completed several acquisitions and a divestiture during the periods shown in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestiture") on page 10 has specific information about the acquisitions and divestiture that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

CORPORATE STRATEGY

Key's management reviews Key's business lines on an ongoing basis to identify opportunities to improve earnings by shifting capital from low-growth to high-growth businesses. We continue to focus on acquiring or developing businesses that we believe are capable of achieving above-average earnings growth rates, and selling portfolios and business units that have low anticipated growth rates or do not have a competitive advantage or significant market share.

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

PRINCIPAL STRATEGIC ACTIONS DURING THE FIRST NINE MONTHS OF 2001

- Early in the first quarter, we acquired The Wallach Company, Inc., an investment-banking firm based in Denver, Colorado. We expect this acquisition to enhance our position in this fast-growth region and to provide additional expertise in the information technology and financial institutions sectors.

- During the second quarter, we announced strategic actions, discussed on page 29, which are designed to sharpen our business focus and strengthen our financial performance. These efforts are helping us build on progress already made in streamlining the company.

- In the third quarter, we sold approximately $1.4 billion of the residential mortgage loans generated by our private banking and community development businesses. These loans are originated as a customer and community accommodation and are sold periodically because they have relatively low net interest spreads that do not meet Key's internal profitability standards.

STATUS OF THREE-YEAR COMPETITIVENESS INITIATIVE

The initial phase of Key's three-year competitiveness initiative began in November 1999 and was completed last year. During this phase, we reduced our operating expenses by approximately $100 million by outsourcing certain nonstrategic support functions, consolidating sites in a number of our businesses and reducing management layers. Management expects that Key will achieve an annual savings rate of approximately $360 million from the overall initiative when actions are fully implemented before the end of 2002. Approximately $60 million of these savings will be reinvested to fund activities that will enhance Key's strategic competitive position, fuel higher growth and improve customer service. During the third quarter of 2000, we entered the second and final phase of the initiative. The final phase is focusing on:

- simplifying Key's business structure by consolidating 22 business lines into 12;

-        streamlining and automating business operations and processes;

-        standardizing product offerings and internal processes;

-        consolidating operating facilities and service centers; and

-        outsourcing additional noncore activities.

As of September 30, 2001, almost 80% of the projects related to the final phase have been completed and we have achieved more than half of the net annual savings rate of $200 million expected from these projects. Management expects that the actions taken in the final phase will reduce Key's workforce by approximately 2,300 positions (comprising both staffed and vacant positions) near the end of 2001. This would bring workforce reductions to approximately 4,000 positions for the entire three-year initiative. At September 30, 2001, nearly 3,500 of these positions have been eliminated.

In connection with the competitiveness initiative, we have recorded cumulative charges amounting to a net $279 million. During the first nine months of 2001, we reduced our related restructuring charges by $4 million, but this was offset by a $4 million increase in other special charges related to the initiative. The section entitled "Noninterest expense," which begins on page 45, and Note 10 ("Restructuring Charges"), on page 21, provide more information about Key's restructuring charges.

CASH BASIS FINANCIAL DATA

The selected financial data presented in Figure 3 highlight Key's performance on a cash basis for each of the past five quarters and the first nine months of 2001 and 2000. We provide cash basis financial data because we believe it offers a useful tool for measuring Key's ability to support future growth, evaluating liquidity and assessing Key's ability to pay dividends and repurchase shares.

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

In June 2001, new accounting standards were issued that eliminate the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. Effective January 1, 2002, the new standards also eliminate the amortization of goodwill and other intangible assets deemed to have indefinite lives. These changes will essentially eliminate the difference between Key's reported results and those presented on a cash basis in this section. For more information pertaining to the new accounting standards, see the section entitled "Accounting pronouncements pending adoption," included in
Note 1 ("Basis of Presentation"), beginning on page 7.

This is the only section of this Financial Review that discusses Key's financial results on a cash basis.

                  FIGURE 3. CASH BASIS SELECTED FINANCIAL DATA



                                                                                            2001
                                                                               ------------------------------------
dollars in millions, except per share amounts                                     THIRD     SECOND         FIRST
---------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                                           $    661      $    684      $    672
Income before income taxes and cumulative effect of accounting changes             401            26           361
Income before cumulative effect of accounting changes                              269            36           242
Net income                                                                         269            12           241
---------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before cumulative effect of accounting changes                         $    .63      $    .08      $    .57
Income before cumulative effect of accounting changes - assuming dilution          .63           .08           .56
Net income                                                                         .63           .03           .57
Net income - assuming dilution                                                     .63           .03           .56
Weighted average common shares (000)                                           424,802       424,675       424,024
Weighted average common shares and potential
      common shares (000)                                                      430,346       429,760       429,917
---------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                                    1.27%          .06%         1.15%
Return on average equity                                                         20.01           .90         18.57
---------------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                                                      $  1,131      $  1,223      $  1,323
Nonqualifying intangibles average balance                                           35            38            42
Goodwill amortization (after tax)                                                   18           170            21
Nonqualifying intangibles amortization (after tax)                                   2             2             3
---------------------------------------------------------------------------------------------------------------------


                                                                                                              NINE MONTHS ENDED
                                                                                           2000                 SEPTEMBER 30,
                                                                                -------------------------     ---------------------
dollars in millions, except per share amounts                                     FOURTH         THIRD         2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Noninterest expense                                                              $    679      $    763      $  2,017     $  2,137
Income before income taxes and cumulative effect of accounting changes                423           195           788        1,195
Income before cumulative effect of accounting changes                                 290           143           546          804
Net income                                                                            290           143           521          804
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income before cumulative effect of accounting changes                            $    .68      $    .33      $   1.29     $   1.85
Income before cumulative effect of accounting changes - assuming dilution             .67           .33          1.27         1.84
Net income                                                                            .68           .33          1.23         1.85
Net income - assuming dilution                                                        .67           .33          1.21         1.84
Weighted average common shares (000)                                              425,054       429,584       424,503      435,156
Weighted average common shares and potential
      common shares (000)                                                         430,634       431,972       430,009      437,231
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                                       1.37%          .69%          .82%        1.31%
Return on average equity                                                            22.33         11.12         13.09        21.15
-----------------------------------------------------------------------------------------------------------------------------------
GOODWILL AND NONQUALIFYING INTANGIBLES
Goodwill average balance                                                         $  1,335      $  1,346      $  1,225     $  1,367
Nonqualifying intangibles average balance                                              46            50            39           54
Goodwill amortization (after tax)                                                      21            20           209           61
Nonqualifying intangibles amortization (after tax)                                      3             2             6            7
-----------------------------------------------------------------------------------------------------------------------------------




Key completed several acquisitions and a divestiture during the periods presented in this table. One or more of these transactions may have had a significant effect on Key's results, making it difficult to compare results from one period to the next. Note 3 ("Acquisitions and Divestiture") on page 10 has specific information about the acquisitions and divestiture that Key completed in the periods presented above to help you understand how those transactions impacted Key's financial condition and results of operations.

LINE OF BUSINESS RESULTS
-------------------------

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

KEY CAPITAL PARTNERS offers asset management, employee benefits services, brokerage services, investment banking, and capital markets and insurance expertise. It also provides specialized services to high-net-worth clients through the wealth management and private banking businesses.

This section summarizes the financial performance of each line of business and related strategic developments. To better understand this discussion, see Note 4 ("Line of Business Results"), which begins on page 11 and discloses the activities and financial results of each line of business in greater detail.

Figure 4 summarizes the contribution made by each major line of business to Key's net income for the three- and nine-month periods ended September 30, 2001 and 2000.

                   FIGURE 4. NET INCOME BY LINE OF BUSINESS(A)

                                                      THREE MONTHS ENDED                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 CHANGE                     SEPTEMBER 30,
                                            -------------------------------  ------------------------   ---------------------------
DOLLARS IN MILLIONS                                   2001          2000       AMOUNT        PERCENT           2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
Key Consumer Banking:
     Retail Banking                                   $ 88          $ 79           $9           11.4 %         $234          $205
     Home Equity and Consumer Finance(b)                19            16            3           18.8             55            52
Key Corporate Finance                                  127           114           13           11.4            366           337
Key Capital Partners(c)                                 18            26           (8)         (30.8)            44            61
Treasury and Other                                       3           (13)          16           N/M               8            23
-----------------------------------------------------------------------------------------------------------------------------------
     Total segments                                    255           222           33           14.9            707           678
Reconciling items(d)                                    (6)         (101)          95           N/M            (401)           58
-----------------------------------------------------------------------------------------------------------------------------------
     Total net income                                $249          $121         $128           105.8 %        $306          $736
                                                     =====         =====        =====                         =====         =====
-----------------------------------------------------------------------------------------------------------------------------------

                                                   CHANGE
                                           -------------------------
DOLLARS IN MILLIONS                            AMOUNT       PERCENT
--------------------------------------------------------------------
Key Consumer Banking:
     Retail Banking                               $29          14.1 %
     Home Equity and Consumer Finance(b)            3           5.8
Key Corporate Finance                              29           8.6
Key Capital Partners(c)                           (17)        (27.9)
Treasury and Other                                (15)        (65.2)
---------------------------------------------------------------------
     Total segments                                29           4.3
Reconciling items(d)                             (459)          N/M
--------------------------------------------------------------------

     Total net income                           $(430)        (58.4)%
                                                ======
--------------------------------------------------------------------

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

(c) Noninterest income and expense attributable to Key Capital Partners is assigned to Retail Banking, Home Equity and Consumer Finance or Key Corporate Finance if one of those businesses is principally responsible for maintaining the relationship with the client that used Key Capital Partners' products and services. Key Capital Partners had net income of $29 million and $38 million in the third quarter of 2001 and 2000, respectively, and $80 million and $93 million in the first nine months of 2001 and 2000, respectively, before its income and expense were reassigned.

(d) Reconciling items include certain strategic and nonrecurring items. Among these items are the second quarter 2001 additional provision for loan losses recorded in connection with Key's decision to discontinue certain nonrelationship credit-only commercial lending and the write-down of goodwill associated with Key's decision to downsize its automobile finance business. Included in 2000 results is the gain from the January sale of Key's credit card business and nonrecurring charges recorded in connection with strategic actions being taken to improve Key's operating efficiency and profitability. Also included are charges related to unallocated nonearning assets of corporate support functions and the effect of the accounting change described in note (b) above. For more specific information regarding the above items, see notes (c),
      (d) and (e) to the table included in Note 4 ("Line of Business Results"), which begins on page 11.

N/M= Not Meaningful

KEY CONSUMER BANKING
RETAIL BANKING (A DIVISION OF KEY CONSUMER BANKING)
----------------------------------------------------

Net income for Key Retail Banking totaled $88 million for the third quarter of 2001, up from $79 million for the same period last year. The increase in net income is primarily attributable to a decrease in noninterest expense, but also reflects an increase in total revenue.

Noninterest expense decreased by 5% from the year-ago quarter, largely due to lower costs associated with personnel, capital markets activities and various indirect charges. The improvement in noninterest expense is also reflected in the efficiency ratio, which declined to 56.76% from 60.44% for the third quarter of 2000. Noninterest income rose by $12 million from the year-ago quarter. This growth was largely the result of higher income from service charges on deposit accounts, which resulted from the implementation of strategies developed under Key's competitiveness initiative. At the same time, net interest income decreased by $7 million due primarily to less favorable interest rate spreads used in determining the profit contribution from deposits generated by Retail Banking, and a 4% decrease in the level of average deposits.

HOME EQUITY AND CONSUMER FINANCE (A DIVISION OF KEY CONSUMER BANKING)
---------------------------------------------------------------------

Net income for Home Equity and Consumer Finance totaled $19 million for the third quarter of 2001, up from $16 million for the same period last year. Total revenue rose significantly from the year-ago quarter, reflecting strong growth in net interest income, while noninterest income decreased slightly. The improvement in total revenue was substantially offset, however, by a rise in noninterest expense.

Net interest income increased by $19 million from the year-ago quarter, largely due to the effects of improved interest rate spreads used in determining the profit contribution from loans generated by this line of business. The growth in net interest income also reflects a favorable change in the composition of earning assets stemming from our decision to cease securitizing and selling our home equity loans starting in 2000. These assets have an attractive risk/reward profile and retaining them was a significant factor in contributing to a 3% increase in average loans outstanding and a 15% increase in net interest income, despite a very challenging economic environment. Noninterest income declined by $1 million from the year-ago quarter, while noninterest expense was up 19%, due primarily to higher costs associated with marketing, collections and professional services.

KEY CORPORATE FINANCE

Net income for Key Corporate Finance was $127 million for the third quarter of 2001, up from $114 million for the same period last year. The improvement from the year-ago quarter was driven by revenue growth, offset in part by a slight increase in the normalized provision for loan losses. Noninterest expense was essentially unchanged.

In comparison with the third quarter of 2000, net interest income increased by $17 million, or 5%. More favorable interest rate spreads and modest growth in both total average loans and deposits were the primary factors contributing to this improvement. The strongest growth in loans occurred in the commercial real estate, equipment leasing and business banking units. At the same time, noninterest income rose 7%, largely due to higher income from service charges on deposit accounts, which grew as a direct result of strategies implemented under Key's competitiveness initiative.

KEY CAPITAL PARTNERS

Net income for Key Capital Partners was $18 million in the third quarter of 2001, compared with $26 million for the same period last year. Prior to assigning revenue and expense to other business lines whose clients use products and services offered by Key Capital Partners, net income was $29 million in the third quarter, compared with $38 million in the year-ago quarter.

Total revenue for Key Capital Partners increased by $4 million, or 2%, (a decrease of $5 million, or 2%, prior to revenue sharing) from the third quarter of last year. Higher revenues were generated by fixed income products, derivatives, and foreign exchange, all of which benefited from unstable interest rates and favorable conditions in the fixed income securities markets. In the third quarter of 2001, Key Capital Partners also benefited from a net gain resulting from the sale of loans. However, weak conditions in the capital markets have adversely impacted Key Capital Partners' overall financial performance in 2001. As a result, income derived from the brokerage and investment banking business units declined by approximately $16 million from that reported for the third quarter of last year.

Noninterest expense increased by $15 million, or 8%, ($8 million, or 4%, prior to expense sharing) from the third quarter of last year. Increases in various indirect support costs were partially offset by lower personnel costs, and other expense reductions related to a lower volume of business activity.

TREASURY AND OTHER

Treasury and Other includes the Treasury unit, the Principal Investing unit and the net effect of funds transfer pricing. In the third quarter of 2001, this segment generated net income of $3 million, compared with a net loss of $13 million in the same period last year. The improvement was primarily due to the fact that during the third quarter of 2001 the Treasury unit recorded net securities gains of $2 million ($1 million after tax) compared with net securities losses of $50 million ($32 million after tax) in the third quarter of 2000. The losses recorded last year were incurred in connection with the reconfiguration of Key's securities portfolio. The improvement related to securities transactions was partially offset, however, by the fact that the Principal Investing unit recorded net equity capital losses of $9 million ($6 million after tax), compared with net equity capital gains of $22 million ($14 million after tax) in the year-ago quarter.

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

Figure 5 shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the third quarter of 2001 was $730 million, representing a $39 million, or 6%, increase from the same period last year. Average earning assets rose by 1% to $75.7 billion, as increases in construction and home equity loans were substantially offset by declines in residential real estate and consumer installment loans. At the same time, the net interest margin rose from 3.68% in the third quarter of 2000 to 3.85% in the third quarter of 2001.

For the first nine months of 2001, net interest income totaled $2.1 billion, up $95 million, or 5%, from the first nine months of last year. The year-to-date growth reflected an improved net interest margin, which increased 7 basis points to 3.75%, while the growth of commercial and home equity loans was the primary contributor to a 3% increase in average earning assets to $76.4 billion.

NET INTEREST MARGIN. There are two primary reasons that the net interest margin improved over the past year:

-    We benefited from declining short-term interest rates; and

- the profitability of our total loan portfolio improved as we continue to focus on those businesses, such as home equity lending, that typically generate higher net interest spreads.


INTEREST EARNING ASSETS. Average earning assets for the third quarter totaled $75.7 billion, which was $978 million, or 1%, higher than the third quarter 2000 level. For the first nine months of the year, average earning assets rose $2.3 billion to $76.4 billion from same period last year. Both the quarterly and year-to-date increases came principally from the commercial and home equity loan portfolios.

Key's loan growth has been affected by several strategic developments:

- During 2000, we sold $805 million of low interest spread commercial loans to a loan conduit. This arrangement allowed us to continue to originate loans to meet our customers' funding needs and to generate servicing revenue without having to retain these low interest spread assets on the balance sheet;


                     FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                                                   THIRD QUARTER 2001
                                                                   ----------------------------------------------
                                                                          AVERAGE                    YIELD/
dollars in millions                                                       BALANCE      INTEREST        RATE
-------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural                               $19,338        $  324        6.63%
     Real estate -- commercial mortgage                                     6,813           123        7.20
     Real estate -- construction                                            5,859           101        6.87
     Commercial lease financing                                             6,995           117        6.68
-------------------------------------------------------------------------------------------------------------------
        Total commercial loans                                             39,005           665        6.77
     Real estate -- residential                                             3,826            71        7.42
     Home equity                                                           10,777           228        8.38
     Consumer - direct                                                      2,409            56        9.34
     Consumer - indirect lease financing                                    2,557            54        8.30
     Consumer - indirect other                                              5,494           132        9.60
-------------------------------------------------------------------------------------------------------------------
        Total consumer loans                                               25,063           541        8.58
     Loans held for sale                                                    2,130            38        7.17
-------------------------------------------------------------------------------------------------------------------
        Total loans                                                        66,198         1,244        7.47
Taxable investment securities                                                 925             8        3.44
Tax-exempt investment securities(a)                                           258             5        8.65
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                                         1,183            13        4.57
Securities available for sale(a),(c)                                        6,565           114        6.99
Short-term investments                                                      1,741            15        3.57
-------------------------------------------------------------------------------------------------------------------
        Total earning assets                                               75,687         1,386        7.29
Allowance for loan losses                                                  (1,204)
Accrued income and other assets                                            10,396
-------------------------------------------------------------------------------------------------------------------
                                                                          $84,879
                                                                          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                             $12,522            55        1.72
Savings deposits                                                            1,936             5        1.01
NOW accounts                                                                  611             2        1.41
Certificates of deposit ($100,000 or more)(d)                               4,800            67        5.53
Other time deposits                                                        13,703           184        5.33
Deposits in foreign office                                                  3,399            30        3.57
-------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                                    36,971           343        3.68
Federal funds purchased and securities
     sold under repurchase agreements                                       6,078            52        3.37
Bank notes and other short-term borrowings(d)                               6,230            61        3.95
Long-term debt, including capital securities(d),(e)                        15,991           200        4.97
-------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                                 65,270           656        3.99
Noninterest-bearing deposits                                                8,262
Accrued expense and other liabilities                                       4,848
Common shareholders' equity                                                 6,499
-------------------------------------------------------------------------------------------------------------------
                                                                          $84,879
                                                                          =======
Interest rate spread (TE)                                                                              3.30
-------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                                $ 730         3.85%
                                                                                         =====      ========
Capital securities                                                         $1,305        $  21
Taxable-equivalent adjustment(a)                                                             6

-------------------------------------------------------------------------------------------------------------------



                          FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                                                SECOND QUARTER 2001
                                                                   ---------------------------------------------
                                                                          AVERAGE                   YIELD/
dollars in millions                                                       BALANCE      INTEREST       RATE
----------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural                               $20,030        $  361       7.24%
     Real estate -- commercial mortgage                                     6,837           135       7.91
     Real estate -- construction                                            5,504           108       7.81
     Commercial lease financing                                             6,990           120       6.86
----------------------------------------------------------------------------------------------------------------
        Total commercial loans                                             39,361           724       7.37
     Real estate -- residential                                             4,065            79       7.81
     Home equity                                                           10,459           228       8.74
     Consumer - direct                                                      2,458            60       9.74
     Consumer - indirect lease financing                                    2,778            57       8.27
     Consumer - indirect other                                              5,593           134       9.61
----------------------------------------------------------------------------------------------------------------
        Total consumer loans                                               25,353           558       8.83
     Loans held for sale                                                    2,240            43       7.69
----------------------------------------------------------------------------------------------------------------
        Total loans                                                        66,954         1,325       7.93
Taxable investment securities                                                 911             8       3.41
Tax-exempt investment securities(a)                                           297             6       8.79
----------------------------------------------------------------------------------------------------------------
        Total investment securities                                         1,208            14       4.74
Securities available for sale(a),(c)                                        6,572           115       6.99
Short-term investments                                                      1,812            19       4.19
----------------------------------------------------------------------------------------------------------------
        Total earning assets                                               76,546         1,473       7.71
Allowance for loan losses                                                    (988)
Accrued income and other assets                                            10,429
----------------------------------------------------------------------------------------------------------------
                                                                          $85,987
                                                                          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                             $12,296            67       2.22
Savings deposits                                                            1,969             5       1.06
NOW accounts                                                                  610             3       1.50
Certificates of deposit ($100,000 or more)(d)                               5,571            81       5.85
Other time deposits                                                        14,479           209       5.77
Deposits in foreign office                                                  2,173            23       4.27
----------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                                    37,098           388       4.20
Federal funds purchased and securities
     sold under repurchase agreements                                       5,177            52       4.06
Bank notes and other short-term borrowings(d)                               8,016            94       4.67
Long-term debt, including capital securities(d),(e)                        16,068           220       5.49
----------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                                 66,359           754       4.56
Noninterest-bearing deposits                                                8,213
Accrued expense and other liabilities                                       4,779
Common shareholders' equity                                                 6,636
----------------------------------------------------------------------------------------------------------------
                                                                          $85,987
                                                                          =======
Interest rate spread (TE)                                                                             3.15
----------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                                  $719       3.77%
                                                                                         ======      ======
Capital securities                                                        $1,292            $23
Taxable-equivalent adjustment(a)                                                              6

----------------------------------------------------------------------------------------------------------------


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

TE = Taxable Equivalent


        FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES (CONTINUED)


                                                                     First Quarter 2001
                                                       ------------------------------------------
                                                              Average                    Yield/
dollars in millions                                           Balance      Interest        Rate
-------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural                   $20,025         $ 406        8.22%
     Real estate -- commercial mortgage                         6,897           147        8.63
     Real estate -- construction                                5,273           117        9.03
     Commercial lease financing                                 7,102           125        7.07
-------------------------------------------------------------------------------------------------
        Total commercial loans                                 39,297           795        8.19
     Real estate-- residential                                  4,172            81        7.74
     Home equity                                               10,086           233        9.38
     Consumer - direct                                          2,480            64       10.43
     Consumer - indirect lease financing                        2,936            59        8.02
     Consumer - indirect other                                  5,673           136        9.58
-------------------------------------------------------------------------------------------------
        Total consumer loans                                   25,347           573        9.10
     Loans held for sale                                        2,389            54        9.09
-------------------------------------------------------------------------------------------------
        Total loans                                            67,033         1,422        8.57
Taxable investment securities                                     892             7        3.24
Tax-exempt investment securities(a)                               317             8        8.83
-------------------------------------------------------------------------------------------------
        Total investment securities                             1,209            15        4.70
Securities available for sale(a),(c)                            7,026           120        6.87
Short-term investments                                          1,604            20        5.00
-------------------------------------------------------------------------------------------------
        Total earning assets                                   76,872         1,577        8.28
Allowance for loan losses                                      (1,006)
Accrued income and other assets                                10,458
-------------------------------------------------------------------------------------------------
                                                              $86,324
                                                              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                 $12,070            95        3.17
Savings deposits                                                1,993             7        1.34
NOW accounts                                                      602             2        1.54
Certificates of deposit ($100,000 or more)(d)                   5,994            92        6.25
Other time deposits                                            15,011           224        6.06
Deposits in foreign office                                      2,869            40        5.64
-------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                        38,539           460        4.84
Federal funds purchased and securities
     sold under repurchase agreements                           5,263            70        5.39
Bank notes and other short-term borrowings(d)                   7,532           105        5.67
Long-term debt, including capital securities(d),(e)            15,412           247        6.58
-------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                     66,746           882        5.38
Noninterest-bearing deposits                                    8,185
Accrued expense and other liabilities                           4,766
Common shareholders' equity                                     6,627
-------------------------------------------------------------------------------------------------
                                                              $86,324
                                                              =======

Interest rate spread (TE)                                                                  2.90
-------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                     $695         3.63%
                                                                              ====        =====
Capital securities                                             $1,307           $24
Taxable-equivalent adjustment(a)                                                  7

-------------------------------------------------------------------------------------------------




       FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES (CONTINUED)


                                                                   Fourth Quarter 2000
                                                          -----------------------------------------
                                                             Average                    Yield/
dollars in millions                                          Balance      Interest        Rate
---------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural                  $20,093         $ 451        8.92%
     Real estate -- commercial mortgage                        6,855           162        9.42
     Real estate -- construction                               5,164           129        9.97
     Commercial lease financing                                6,965           125        7.20
---------------------------------------------------------------------------------------------------
        Total commercial loans                                39,077           867        8.84
     Real estate-- residential                                 4,232            81        7.68
     Home equity                                               9,591           228        9.45
     Consumer - direct                                         2,582            69       10.57
     Consumer - indirect lease financing                       3,023            62        8.16
     Consumer - indirect other                                 5,813           141        9.72
---------------------------------------------------------------------------------------------------
        Total consumer loans                                  25,241           581        9.18
     Loans held for sale                                       2,220            51        9.13
---------------------------------------------------------------------------------------------------
        Total loans                                           66,538         1,499        8.98
Taxable investment securities                                    898             8        3.73
Tax-exempt investment securities(a)                              344             8        8.73
---------------------------------------------------------------------------------------------------
        Total investment securities                            1,242            16        5.12
Securities available for sale(a),(c)                           6,807           121        7.02
Short-term investments                                         1,449            23        6.20
---------------------------------------------------------------------------------------------------
        Total earning assets                                  76,036         1,659        8.69
Allowance for loan losses                                       (989)
Accrued income and other assets                               10,380
---------------------------------------------------------------------------------------------------
                                                             $85,427
                                                             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                $11,873           103        3.44
Savings deposits                                               2,045             7        1.32
NOW accounts                                                     600             2        1.55
Certificates of deposit ($100,000 or more)(d)                  5,789            94        6.44
Other time deposits                                           15,037           232        6.15
Deposits in foreign office                                     3,265            54        6.60
---------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                       38,609           492        5.07
Federal funds purchased and securities
     sold under repurchase agreements                          5,859            93        6.33
Bank notes and other short-term borrowings(d)                  6,446           101        6.22
Long-term debt, including capital securities(d),(e)           15,235           264        6.91
---------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                    66,149           950        5.72
Noninterest-bearing deposits                                   8,363
Accrued expense and other liabilities                          4,368
Common shareholders' equity                                    6,547
---------------------------------------------------------------------------------------------------
                                                             $85,427
                                                             =======

Interest rate spread (TE)                                                                 2.97
---------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                     $709        3.71%
                                                                              ====       =====
Capital securities                                            $1,243           $24
Taxable-equivalent adjustment(a)                                                 7

---------------------------------------------------------------------------------------------------




            FIGURE 5. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES (CONTINUED)


                                                                  Third Quarter 2000
                                                     -----------------------------------------------
                                                           Average                    Yield/
dollars in millions                                        Balance      Interest        Rate
----------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural                $19,647         $ 434        8.87%
     Real estate -- commercial mortgage                      6,932           160        9.29
     Real estate -- construction                             4,866           121        9.98
     Commercial lease financing                              6,861           122        7.14
----------------------------------------------------------------------------------------------------
        Total commercial loans                              38,306           837        8.78
     Real estate-- residential                               4,273            80        7.51
     Home equity                                             9,095           219        9.68
     Consumer - direct                                       2,595            68       10.50
     Consumer - indirect lease financing                     3,052            62        8.08
     Consumer - indirect other                               5,952           142        9.55
----------------------------------------------------------------------------------------------------
        Total consumer loans                                24,967           571        9.17
     Loans held for sale                                     2,504            56        8.96
----------------------------------------------------------------------------------------------------
        Total loans                                         65,777         1,464        8.93
Taxable investment securities                                  787             8        3.63
Tax-exempt investment securities(a)                            369             7        8.12
----------------------------------------------------------------------------------------------------
        Total investment securities                          1,156            15        5.06
Securities available for sale(a),(c)                         6,275           107        6.67
Short-term investments                                       1,501            17        4.76
----------------------------------------------------------------------------------------------------
        Total earning assets                                74,709         1,603        8.61
Allowance for loan losses                                     (969)
Accrued income and other assets                             10,365
----------------------------------------------------------------------------------------------------
                                                           $84,105
                                                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                              $11,956           102        3.43
Savings deposits                                             2,151             8        1.49
NOW accounts                                                   592             2        1.59
Certificates of deposit ($100,000 or more)(d)                5,269            84        6.40
Other time deposits                                         14,634           218        6.01
Deposits in foreign office                                   2,860            48        6.70
----------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                     37,462           462        4.96
Federal funds purchased and securities
     sold under repurchase agreements                        5,746            88        6.17
Bank notes and other short-term borrowings(d)                6,403            99        6.19
Long-term debt, including capital securities(d),(e)         15,356           263        6.91
----------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                  64,967           912        5.65
Noninterest-bearing deposits                                 8,377
Accrued expense and other liabilities                        4,248
Common shareholders' equity                                  6,513
----------------------------------------------------------------------------------------------------
                                                           $84,105
                                                           =======

Interest rate spread (TE)                                                               2.96
----------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                   $691        3.68%
                                                                            ====        ====
Capital securities                                          $1,243           $24
Taxable-equivalent adjustment(a)                                               7

----------------------------------------------------------------------------------------------------

- during 2000 and the first nine months of 2001, Key sold without recourse $1.3 billion of its commercial mortgage loans. Our business of originating and servicing commercial mortgage loans is expected to grow as a result of Key's acquisitions of Newport Mortgage Company, L.P. and National Realty Funding L.C. last year;

- early in 2000, management announced that Key would de-emphasize the securitization and sale of home equity loans generated by our home equity finance affiliate. We have not effected any such transactions since the end of 1999. By retaining the assets attributable to this growing business on Key's balance sheet, we intend to replace over time the earnings formerly generated by the divested credit card business. We will continue, however, to consider securitizations of other portfolios as a source of alternative funding when conditions in the capital markets are favorable;

- during the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain nonrelationship credit-only commercial lending; and

- during the third quarter of 2001, we sold approximately $1.4 billion of the residential mortgage loans generated by our private banking and community development businesses. These loans are originated as a customer and community accommodation and are sold periodically because they have relatively low net interest spreads that do not meet Key's internal profitability standards.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 48, contains more discussion about changes in earning assets and funding sources.


               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES


                                                           FROM THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                            TO THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                    -------------------------------------------------------
                                                           AVERAGE             YIELD/               NET
in millions                                                VOLUME               RATE              CHANGE
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                         $  9              $(229)            $(220)
Taxable investment securities                                    1                 (1)               --
Tax-exempt investment securities                                (2)                --                (2)
Securities available for sale                                    5                  2                 7
Short-term investments                                           2                 (4)               (2)
-----------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)                 15               (232)             (217)

INTEREST EXPENSE
Money market deposit accounts                                    5                (52)              (47)
Savings deposits                                                (1)                (2)               (3)
NOW accounts                                                    --                 --                --
Certificates of deposit ($100,000 or more)                      (7)               (10)              (17)
Other time deposits                                            (13)               (21)              (34)
Deposits in foreign office                                       8                (26)              (18)
-----------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                            (8)              (111)             (119)
Federal funds purchased and securities sold
     under repurchase agreements                                 5                (41)              (36)
Bank notes and other short-term borrowings                      (3)               (35)              (38)
Long-term debt, including capital securities                    10                (73)              (63)
-----------------------------------------------------------------------------------------------------------

     Total interest expense                                      4               (260)             (256)
-----------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)                 $ 11              $  28             $  39
                                                              ====              =====             =====
-----------------------------------------------------------------------------------------------------------




                                                           FROM NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                            TO NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                    -------------------------------------------------------
                                                           AVERAGE             YIELD/               NET
in millions                                                VOLUME               RATE              CHANGE
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                         $118             $(343)            $(225)
Taxable investment securities                                    6                (1)                5
Tax-exempt investment securities                                (7)               --                (7)
Securities available for sale                                   21                 2                23
Short-term investments                                          (3)               (3)               (6)
-------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)                135              (345)             (210)

INTEREST EXPENSE
Money market deposit accounts                                   (1)              (93)              (94)
Savings deposits                                                (3)               (5)               (8)
NOW accounts                                                    --                (1)               (1)
Certificates of deposit ($100,000 or more)                       1                (7)               (6)
Other time deposits                                             33                12                45
Deposits in foreign office                                      19               (39)              (20)
-------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                            49              (133)              (84)
Federal funds purchased and securities sold
     under repurchase agreements                                33               (53)              (20)
Bank notes and other short-term borrowings                      (4)              (64)              (68)
Long-term debt, including capital securities                    (2)             (131)             (133)
-------------------------------------------------------------------------------------------------------

     Total interest expense                                     76              (381)             (305)
-------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)                 $ 59             $  36             $  95
                                                              ====             =====             =====
-------------------------------------------------------------------------------------------------------

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

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see the next section, entitled "Market risk management" and
Note 12 ("Derivatives and Hedging Activities"), starting on page 24.

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

Key's guidelines for risk management call for preventive measures if a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would affect net interest income over the same period by more than 2%. Key has been operating well within these guidelines. As of September 30, 2001, based on the results of our simulation model, Key would expect net interest income to increase by approximately .21% if short-term interest rates gradually decrease by 200 basis points. Conversely, if short-term interest rates gradually increase by 200 basis points, net interest income would be expected to decrease by approximately .65%.

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

TRADING PORTFOLIO RISK MANAGEMENT

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients, and financial assets and liabilities (trading positions) included in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet. For more information about these contracts, see Note 12 ("Derivatives and Hedging Activities"), that begins on page 24.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% certainty. At September 30, 2001, Key's aggregate daily VAR was $1.3 million compared with $1.1 million at September 30, 2000. Aggregate daily VAR averaged $1.3 million for the first nine months of 2001, compared with an average of less than $1 million during the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the third quarter of 2001 totaled $454 million, up $49 million, or 12%, from the same period last year. For the first nine months of the year, noninterest income was $1.3 billion, representing a decrease of $379 million, or 22%, from the first nine months of 2000. In both the current and prior year, noninterest income has been affected by various nonrecurring items. The most significant of these items, which are shown in Figure 7, is the $332 million gain from the January 2000 sale of Key's credit card business. For more information on this transaction, see Note 3 ("Acquisitions and Divestiture"), on page 10.

Core noninterest income, which excludes significant nonrecurring items, was $454 million (39% of total core revenue), for the third quarter compared with $460 million (40% of total core revenue) for the same period last year. One of management's long-term objectives is to increase core noninterest income as a percentage of total core revenue to at least 50%. The decrease in core noninterest income from the year-ago quarter was attributable primarily to the effects of weaker conditions in the capital markets, which were further accentuated by the events of September 11. These adverse conditions led to declines in revenue derived from various capital markets activities; the impact was particularly noticeable in our equity capital investing.

Key's core noninterest income for the first nine months of 2001 includes a $40 million second quarter charge (included in miscellaneous income) for losses incurred on the residual values of leased vehicles. Excluding this strategic charge, core noninterest income for the year-to-date period was $1.3 billion compared with $1.4 billion for the first nine months of 2000. The decrease in year-to-date results is also attributable to the effects of continued economic weakness on Key's capital markets-sensitive revenues, particularly those generated by our equity capital investing and brokerage businesses.

Figure 7 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the prior year. For detailed information about trust and investment services, and investment banking and capital markets income, see Figures 8 and 9, respectively.


                          FIGURE 7. NONINTEREST INCOME

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                              CHANGE
                                                           ---------------------------------     -----------------------------------
dollars in millions                                              2001               2000           AMOUNT             PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                             $140               $148              $(8)               (5.4)%
Investment banking and capital markets income                      46                 91              (45)              (49.5)
Service charges on deposit accounts                               107                 85               22                25.9
Corporate-owned life insurance income                              28                 28               --                  --
Letter of credit and loan fees                                     27                 26                1                 3.8
Net securities gains                                                2                 --                2                 N/M
Other income:
     Electronic banking fees                                       20                 18                2                11.1
     Insurance income                                              14                 16               (2)              (12.5)
     Loan securitization servicing fees                             4                  6               (2)              (33.3)
     Net gains from loan securitizations and sales                 27                 10               17               170.0
     Miscellaneous income                                          39                 32                7                21.9
------------------------------------------------------------------------------------------------------------------------------------
          Total other income                                      104                 82               22                26.8
------------------------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                           454                460               (6)               (1.3)

Gain from sale of credit card portfolio                            --                 --               --                  --
Net losses from reconfiguration of securities portfolio            --                (50)              50              (100.0)
Other nonrecurring items                                           --                 (5)               5              (100.0)
------------------------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items                     --                (55)              55              (100.0)
------------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                               $454               $405             $ 49                12.1 %
                                                                 ====               ====             ====
------------------------------------------------------------------------------------------------------------------------------------





                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                              CHANGE
                                                          --------------------------------        --------------------------------
dollars in millions                                            2001                2000              AMOUNT             PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                          $ 413               $ 458               $ (45)               (9.8)%
Investment banking and capital markets income                   183                 278                 (95)              (34.2)
Service charges on deposit accounts                             281                 256                  25                 9.8
Corporate-owned life insurance income                            82                  78                   4                 5.1
Letter of credit and loan fees                                   86                  73                  13                17.8
Net securities gains                                             36                   3                  33                 N/M
Other income:
     Electronic banking fees                                     55                  50                   5                10.0
     Insurance income                                            40                  47                  (7)              (14.9)
     Loan securitization servicing fees                          13                  19                  (6)              (31.6)
     Net gains from loan securitizations and sales               40                  33                   7                21.2
     Miscellaneous income                                        78                 116                 (38)              (32.8)
----------------------------------------------------------------------------------------------------------------------------------
          Total other income                                    226                 265                 (39)              (14.7)
----------------------------------------------------------------------------------------------------------------------------------
          Total core noninterest income                       1,307               1,411                (104)               (7.4)

Gain from sale of credit card portfolio                          --                 332                (332)             (100.0)
Net losses from reconfiguration of securities portfolio          --                 (50)                 50              (100.0)
Other nonrecurring items                                         --                  (7)                  7              (100.0)
----------------------------------------------------------------------------------------------------------------------------------
          Total significant nonrecurring items                   --                 275                (275)             (100.0)
----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                           $1,307              $1,686               $(379)              (22.5)%
                                                             ======              ======               =====
----------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful




                                             FIGURE 8. TRUST AND INVESTMENT SERVICES


                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,                      CHANGE
                                                      ---------------------------    --------------------------
dollars in millions                                       2001         2000              AMOUNT        PERCENT
---------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees              $  44        $   50            $   (6)           (12.0)%
Institutional asset management and custody fees            21            22                (1)            (4.5)
Bond services                                              10             7                 3             42.9
Brokerage commission income                                26            34                (8)           (23.5)
All other fees                                             39            35                 4             11.4
---------------------------------------------------------------------------------------------------------------
    Total trust and investment services income          $ 140        $  148            $   (8)            (5.4)%
                                                        =====        ======            ======

dollars in billions
---------------------------------------------------------------------------------------------------------------
SEPTEMBER 30,
Discretionary trust assets                              $  67        $   68            $   (1)            (1.5)%
Nondiscretionary trust assets                              52            55                (3)            (5.5)
---------------------------------------------------------------------------------------------------------------
    Total trust assets                                  $ 119        $  123            $   (4)            (3.3)%
                                                        =====        ======            ======
---------------------------------------------------------------------------------------------------------------





                                                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      CHANGE
                                                      ------------------------   ------------------------------
dollars in millions                                       2001         2000              AMOUNT        PERCENT
---------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees              $  135       $  143            $   (8)            (5.6)%
Institutional asset management and custody fees             65           70                (5)            (7.1)
Bond services                                               29           31                (2)            (6.5)
Brokerage commission income                                 73          113               (40)           (35.4)
All other fees                                             111          101                10              9.9
---------------------------------------------------------------------------------------------------------------
    Total trust and investment services income          $  413       $  458            $  (45)            (9.8)%
                                                        ======       ======            ======
---------------------------------------------------------------------------------------------------------------



                                    FIGURE 9. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,                         CHANGE
                                                                -------------------------------   --------------------------------
dollars in millions                                               2001                2000         AMOUNT             PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                              $23                 $34           $(11)              (32.4)%
Investment banking income                                           23                  25             (2)               (8.0)
Equity capital gains (losses)                                       (9)                 22            (31)             (140.9)
Foreign exchange income                                              9                  10             (1)              (10.0)
----------------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income           $46                 $91           $(45)              (49.5)%
                                                                   ===                 ===           =====
----------------------------------------------------------------------------------------------------------------------------------




                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   CHANGE
                                                                  ----------------------------   ---------------------------
dollars in millions                                                  2001                2000        AMOUNT         PERCENT
----------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                                $114                $118        $(4)             (3.4)%
Investment banking income                                              71                  78         (7)             (9.0)
Equity capital gains (losses)                                         (33)                 55        (88)           (160.0)
Foreign exchange income                                                31                  27          4              14.8
----------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income             $183                $278        $(95)           (34.2)%
                                                                     ====                ====        ====
----------------------------------------------------------------------------------------------------------------------------



TRUST AND INVESTMENT SERVICES. Trust and investment services provide Key's largest source of noninterest income. As shown in Figure 8, the decrease in revenue derived from these services was largely due to a decline in brokerage commission income, reflecting the impact of a weakening economy. The softer economic environment also resulted in a decrease in fee income that is based on the value of assets managed by Key for its clients. At September 30, 2001, Key's bank, trust and registered investment advisory subsidiaries had assets under discretionary management (excluding corporate trust assets) of $67 billion, compared with $68 billion at September 30, 2000.

INVESTMENT BANKING AND CAPITAL MARKETS INCOME. The decrease in this revenue component also reflects the effects of a weakening economy. As shown in Figure 9, results for the current year include net equity capital losses, compared with net equity capital gains last year. The net equity capital losses in the current year are attributable to unrealized mark-to-market adjustments, which totaled $13 million in the third quarter and $57 million for the year-to-date period. The $88 million decrease in total equity investing results from the first nine months of 2000 was substantially offset by a $33 million increase in net realized gains from the sales of certain securities held in Key's available for sale portfolio discussed on page 45.

SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposit accounts reached a record quarterly high and accounted for the largest increase in fee income relative to the prior year. This improvement was attributable primarily to strategies implemented in connection with Key's competitiveness initiative.

SECURITIES TRANSACTIONS. During the first nine months of 2001, Key realized $36 million of net securities gains from the sales of securities held in the available for sale portfolio, compared with core net gains of $3 million a year ago. Since the sales involved primarily equity securities issued by financial service companies, the sales will not have a significant adverse affect on Key's future net interest income.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2001 totaled $683 million, down $104 million, or 13%, from the third quarter of 2000. For the first nine months of the year, noninterest expense was $2.2 billion, representing an increase of $27 million, or 1%, from the first nine months of last year. Items that hinder a direct comparison of results between reporting periods are shown in Figure 10. In the current year, these items include a $150 million write-down of goodwill associated with Key's decision to downsize its automobile finance business and additional litigation reserves of $20 million; both were recorded in the second quarter. In the prior year, these items include restructuring and other special charges recorded during the first and third quarters in connection with strategic actions that Key has been taking to improve operating efficiency and profitability. More information about these charges can be found under the heading "Restructuring and other special charges," on page 47.

Core noninterest expense, which excludes significant nonrecurring items, increased by $11 million, or 2%, from the year-ago quarter, due primarily to increases in professional fees and net occupancy expense of $8 million and $5 million, respectively. For the year-to-date period, core noninterest expense improved by $19 million, or 1%, reflecting a $42 million decrease in personnel expense and a $16 million decrease in equipment expense. These reductions were partially offset by smaller increases in a number of other expense components. Although third quarter expenses were up slightly from the prior year, we continue to benefit from the disciplined expense management resulting from our competitiveness initiative; core noninterest expense decreased for the third consecutive quarter.

Figure 10 shows the major components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the prior year.

                                                  FIGURE 10. NONINTEREST EXPENSE

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,                     CHANGE
                                                    -----------------------       ----------------------------
dollars in millions                                     2001          2000           AMOUNT          PERCENT
--------------------------------------------------------------------------------------------------------------
Personnel                                           $    334       $    342        $     (8)            (2.3)%
Net occupancy                                             60             55               5              9.1
Computer processing                                       62             59               3              5.1
Equipment                                                 37             41              (4)            (9.8)
Marketing                                                 31             29               2              6.9
Amortization of intangibles                               22             26              (4)           (15.4)
Professional fees                                         26             18               8             44.4
Other expense:
    Postage and delivery                                  16             15               1              6.7
    Telecommunications                                    10             12              (2)           (16.7)
    Equity- and gross receipts-based taxes                 7              8              (1)           (12.5)
    OREO expense, net                                      2              2            --               --
    Miscellaneous expense                                 76             65              11             16.9
--------------------------------------------------------------------------------------------------------------
       Total other expense                               111            102               9              8.8
--------------------------------------------------------------------------------------------------------------
       Total core noninterest expense                    683            672              11              1.6


Goodwill write-down (automobile finance business)       --             --              --               --
Additional litigation reserves                          --             --              --               --
Restructuring and other special charges                 --              114            (114)          (100.0)
Other nonrecurring items                                --                1              (1)          (100.0)
--------------------------------------------------------------------------------------------------------------
       Total significant nonrecurring items             --              115            (115)          (100.0)
--------------------------------------------------------------------------------------------------------------
       Total noninterest expense                    $    683       $    787        $   (104)           (13.2)%
                                                    ========       ========        ========

Full-time equivalent employees at period end          21,297         22,457          (1,160)            (5.2)%
--------------------------------------------------------------------------------------------------------------


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       CHANGE
                                                      -----------------------          -------------------------
dollars in millions                                      2001           2000           AMOUNT          PERCENT
----------------------------------------------------------------------------------------------------------------
Personnel                                            $  1,043        $  1,085         $    (42)            (3.9)%
Net occupancy                                             173             168                5              3.0
Computer processing                                       187             178                9              5.1
Equipment                                                 115             131              (16)           (12.2)
Marketing                                                  87              82                5              6.1
Amortization of intangibles                                72              76               (4)            (5.3)
Professional fees                                          63              58                5              8.6
Other expense:
    Postage and delivery                                   49              49             --               --
    Telecommunications                                     33              39               (6)           (15.4)
    Equity- and gross receipts- based taxes                22              24               (2)            (8.3)
    OREO expense, net                                       6               5                1             20.0
    Miscellaneous expense                                 217             191               26             13.6
----------------------------------------------------------------------------------------------------------------
       Total other expense                                327             308               19              6.2
----------------------------------------------------------------------------------------------------------------
       Total core noninterest expense                   2,067           2,086              (19)             (.9)


Goodwill write-down (automobile finance business)         150            --                150              N/M
Additional litigation reserves                             20            --                 20              N/M
Restructuring and other special charges                     2             128             (126)           (98.4)
Other nonrecurring items                                 --                (2)               2           (100.0)
----------------------------------------------------------------------------------------------------------------
       Total significant nonrecurring items               172             126               46             36.5
----------------------------------------------------------------------------------------------------------------
       Total noninterest expense                     $  2,239        $  2,212         $     27              1.2 %
                                                     ========        ========         ========

Full-time equivalent employees at period end           21,297          22,457           (1,160)            (5.2)%
----------------------------------------------------------------------------------------------------------------


N/M= Not Meaningful

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, posted decreases from the prior year for both the quarterly and year-to-date periods. The improvements are largely attributable to the effectiveness of our competitiveness initiative. Through this initiative we have improved efficiency, reduced the level of personnel required to conduct our business, and instilled a greater sense of awareness among all employees of the need to manage costs. Lower levels of incentive compensation also contributed to the year-to-date reduction in personnel expense. Revenues on which various incentive programs (including those related to investment banking and capital markets activities) are based were down from the prior year, due largely to the weaker economic conditions. Figure 11 shows the major components of Key's core personnel expense.

                       FIGURE 11. CORE PERSONNEL EXPENSE

                                                         THREE MONTHS ENDED
                                                              SEPTEMBER 30,                     CHANGE
                                                     -------------------------       ---------------------------
dollars in millions                                     2001            2000           AMOUNT           PERCENT
----------------------------------------------------------------------------------------------------------------
Salaries                                             $    212        $    220         $     (8)           (3.6)%
Employee benefits                                          42              44               (2)           (4.5)
Incentive compensation                                     80              78                2             2.6
----------------------------------------------------------------------------------------------------------------

     Total core personnel expense                    $    334        $    342         $     (8)           (2.3)%
                                                     ========        ========         ========

----------------------------------------------------------------------------------------------------------------
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         CHANGE
                                                     ------------------------        ---------------------------
dollars in millions                                     2001          2000             AMOUNT          PERCENT
----------------------------------------------------------------------------------------------------------------
Salaries                                             $    637        $    661         $    (24)           (3.6)%
Employee benefits                                         144             151               (7)           (4.6)
Incentive compensation                                    262             273              (11)           (4.0)
----------------------------------------------------------------------------------------------------------------
     Total core personnel expense                    $  1,043        $  1,085         $    (42)           (3.9)%
                                                     ========        ========         ========
----------------------------------------------------------------------------------------------------------------




At September 30, 2001, the number of full-time equivalent employees was 21,297, compared with 22,142 at the end of 2000 and 22,457 a year ago. The decrease in the number of employees is primarily a result of Key's competitiveness initiative.

EQUIPMENT. The decrease in equipment expense from the first nine months of 2000 was driven by reductions in depreciation, maintenance expense and rental expense stemming from cost management efforts and our competitiveness initiative.

RESTRUCTURING AND OTHER SPECIAL CHARGES. During the first nine months of last year, Key recorded net nonrecurring charges of $130 million (including net restructuring charges of $111 million) in connection with strategic actions related to the competitiveness initiative. For more information related to the actions being taken, anticipated cost savings and expected reductions to Key's workforce, see the section entitled "Status of three-year competitiveness initiative," on page 32. Additional information related to the restructuring charges can be found in Note 10 ("Restructuring Charges"), on page 21. Cash generated by Key's operations will fund the restructuring charge liability; none of the charges will have a material impact on Key's liquidity.

INCOME TAXES

The provision for income taxes for the third quarter of 2001, was $130 million, up from $50 million for the comparable period in 2000. The effective tax rate (which is the provision for income taxes as a percentage of income before income taxes) for the third quarter of 2001 was 34.3%, compared with 29.2% for the third quarter of 2000. The effective tax rate for the year-ago quarter was distorted by the impact of significant nonrecurring charges. These charges are summarized in Figure 1 on page 30. Excluding these charges and the related tax benefits, the effective tax rate for the third quarter of 2000 was 33.4%. The slight increase in the effective tax rate from the adjusted tax rate a year-ago is attributable primarily to lower levels of tax-exempt interest income, nontaxable income from corporate-owned life insurance and tax credits.

For the first nine months of 2001, the provision for income taxes was $235 million compared with $384 million for the first nine months of last year. The effective tax rates for these periods were 41.5% and 34.3%, respectively. The effective tax rate for 2001 continues to be impacted by the $150 million nondeductible write-down of goodwill recorded in the second quarter in connection with Key's decision to downsize its automobile finance business. Excluding this charge, the effective tax rate for the first nine months of 2001 was approximately 32.8%. Proportionately higher levels of tax-exempt interest income, nontaxable income from corporate-owned life insurance and tax credits contributed to the decrease from the effective tax rate reported for the third quarter of last year.

The effective income tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At September 30, 2001, total loans outstanding were $64.5 billion, compared with $66.9 billion at the end of 2000 and $66.3 billion a year ago. The composition of the loan portfolio at each of these respective dates is summarized in Note 6 ("Loans") on page 17. Among the factors that contributed to the 3% decrease in our loans over the past twelve months are:

-    weaker loan demand stemming from the sluggish economy;

- our recently-announced decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain nonrelationship, credit-only commercial lending; and

- selective loan sales completed to improve the profitability of Key's overall portfolio, or to accommodate our funding needs.

Because of Key's success in generating new loan volume, loan growth has outpaced deposit growth over the past several years. To mitigate this imbalance, we have used alternative funding sources like loan sales and securitizations so we can continue to capitalize on our lending opportunities. Management expects Newport Mortgage Company, L.P. and National Realty Funding L.C., which were acquired last year, to improve Key's ability to generate and securitize new loans, especially in the area of commercial real estate. In addition, early in 2000, we sold loans to a loan conduit. This arrangement allowed us to continue to meet our corporate customers' funding needs and to generate servicing revenue without having to retain certain low net interest spread assets on the balance sheet.

Loans outstanding (excluding loans held for sale) would have grown by $1.9 billion, or 3%, over the past twelve months, if we had not sold $3.4 billion of loans during that time period. Excluding the impact of loan sales, commercial loans rose by $1.8 billion, or 5%, since September 30, 2000. Commercial real estate lending drove a portion of this loan growth. Our commercial real estate line of business focuses on larger developers in the real estate industry and is designed to be diversified by both product type and geography. Figure 12 shows the nonowner-occupied portion of Key's commercial real estate portfolio detailed by industry concentration and geographic region.

          FIGURE 12. COMMERCIAL REAL ESTATE LOANS (NONOWNER-OCCUPIED)


SEPTEMBER 30, 2001                                    GEOGRAPHIC REGION
                                      ----------------------------------------------
                                                                                          TOTAL              PERCENT OF TOTAL
dollars in millions                      EAST       MIDWEST      CENTRAL       WEST       AMOUNT            NONOWNER-OCCUPIED
------------------------------------------------------------------------------------------------------------------------------

Multi-family properties                $  611       $  438       $  693       $  511       $2,253                   27.1 %
Retail properties                         470          621          248          327        1,666                   20.0
Office buildings                          153          224          108          400          885                   10.6
Residential properties                     62           94          148          453          757                    9.1
Health facilities                          10          449            8           12          479                    5.7
Warehouses                                147           82           38           93          360                    4.3
Manufacturing facilities                   55           31            2           16          104                    1.2
Hotels/Motels                              22            6            7           13           48                     .6
Other                                     466          610          284          420        1,780                   21.4
-----------------------------------------------------------------------------------------------------------------------------

     Total nonowner-occupied           $1,996       $2,555       $1,536       $2,245       $8,332                  100.0%
                                       ======       ======       ======       ======       ======                  ======
-----------------------------------------------------------------------------------------------------------------------------

Consumer loans rose (excluding loan sales) by $94 million, or less than 1%. Our home equity portfolio grew by $1.8 billion, largely as a result of our decision not to securitize and sell these loans starting in 2000. By retaining these assets, we intend to replace over time the revenue generated by our former credit card business, which was sold in January 2000. The growth of the home equity portfolio was substantially offset, however, by declines of $728 million in installment loans, $626 million in automobile lease financing receivables and $398 million in residential real estate mortgage loans. The declines in installment loans and lease financing receivables reflect our decision to exit the automobile leasing business and to de-emphasize indirect prime automobile lending.

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.6 billion of commercial real estate loans, $1.4 billion of residential mortgage loans, $1.2 billion of education loans ($491 million through securitizations) and $408 million of other types of loans.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-    the relative cost of funds;

-    the level of credit risk; and

-    capital requirements.

Figure 13 summarizes Key's loan sales (including securitizations) for the first nine months of 2001 and all of 2000.

                      FIGURE 13. LOANS SOLD AND DIVESTED


                                        COMMERCIAL     RESIDENTIAL        HOME          CREDIT CARD
in millions               COMMERCIAL    REAL ESTATE    REAL ESTATE        EQUITY         RECEIVABLES       EDUCATION        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
        2001
-------------------
Third quarter                  --        $   93          $1,427           $  269               --           $  597          $2,386

Second quarter             $   44           577              20               59               --              144             844

First quarter                  --           327               1               14               --              449             791

----------------------------------------------------------------------------------------------------------------------------------

Total                      $   44        $  997          $1,448           $  342               --           $1,190          $4,021
                           ======        ======          ======           ======           ======           ======          ======

      2000
--------------

Fourth quarter                 --        $  560              --           $   22               --           $   13          $  595

Third quarter              $   27            70              --               72               --              618             787

Second quarter                451           499              --               23               --              518           1,491

First quarter                 354             6              --               24           $1,339               29           1,752


----------------------------------------------------------------------------------------------------------------------------------

Total                      $  832        $1,135              --           $  141           $1,339           $1,178          $4,625
                           ======        ======          ======           ======           ======           ======          ======

----------------------------------------------------------------------------------------------------------------------------------

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


                                            FIGURE 14. LOANS ADMINISTERED OR SERVICED



                                        SEPTEMBER 30,      JUNE 30,            MARCH 31,        DECEMBER 31,        SEPTEMBER 30,
in millions                                2001             2001                 2001                2000                 2000
--------------------------------------------------------------------------------------------------------------------------------
Education loans                          $4,604            $4,305               $4,428              $4,113               $3,946
Automobile loans                            199               254                  340                 422                  505
Home equity loans                           890               965                1,085               1,176                1,266
Commercial real estate loans              7,873             7,549                6,549               5,322                4,071
Commercial loans                            901               951                1,023                 973                  916
--------------------------------------------------------------------------------------------------------------------------------
     Total                              $14,467           $14,024              $13,425             $12,006              $10,704
                                        =======           =======              =======             =======              =======

--------------------------------------------------------------------------------------------------------------------------------

SECURITIES

At September 30, 2001, the securities portfolio totaled $7.7 billion and included $6.5 billion of securities available for sale and $1.2 billion of investment securities. In comparison, the total portfolio at December 31, 2000, was $8.5 billion, including $7.3 billion of securities available for sale and $1.2 billion of investment securities.

Figure 15 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 16 provides the same information about Key's investment securities. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 15.



                                             FIGURE 15. SECURITIES AVAILABLE FOR SALE

                                                                                                                      OTHER
                                             U.S. TREASURY,            STATES AND          COLLATERALIZED           MORTGAGE-
                                               AGENCIES AND             POLITICAL              MORTGAGE              BACKED
dollars in millions                            CORPORATIONS          SUBDIVISIONS           OBLIGATIONS(a)        SECURITIES(a)
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
     Remaining maturity:
     One year or less                                  $251                    $1                 $ 123                $  1
     After one through five years                         3                    12                 4,108               1,022
     After five through ten years                         5                    10                   209                  91
     After ten years                                      9                    --                   174                  17
------------------------------------------------------------------------------------------------------------------------------------

Fair value                                             $268                   $23                $4,614              $1,131
Amortized cost                                          268                    23                 4,562               1,092
Weighted average yield (b)                             3.01 %                4.69 %                6.93 %              7.40 %
Weighted average maturity                         1.0 years             4.9 years             3.2 years           3.3 years
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fair value                                             $984                   $33                $4,298              $1,355
Amortized cost                                          984                    33                 4,296               1,355
------------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
Fair value                                           $2,105                   $48                $2,474              $1,408
Amortized cost                                        2,105                    48                 2,561               1,425

------------------------------------------------------------------------------------------------------------------------------------

                                                    RETAINED                                              WEIGHTED
                                                 INTERESTS IN            OTHER                             AVERAGE
dollars in millions                            SECURITIZATIONS (a)     SECURITIES        TOTAL             YIELD (b)
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
     Remaining maturity:
     One year or less                                   $26                $14            $ 416              4.59 %
     After one through five years                       235                 11            5,391              7.13
     After five through ten years                        --                  9              324              8.14
     After ten years                                     --                140 (c)          340              8.65
-----------------------------------------------------------------------------------------------------------------------------------

Fair value                                             $261               $174           $6,471                --
Amortized cost                                          246                198            6,389              7.07 %
Weighted average yield (b)                            12.97 %             6.44 %           7.07 %              --
Weighted average maturity                         3.6 years         10.9 years        3.4 years                --
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fair value                                             $316               $343           $7,329                --
Amortized cost                                          334                307            7,309              7.16 %
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
Fair value                                             $326               $303           $6,664                --
Amortized cost                                          341                278            6,758              7.25 %

-----------------------------------------------------------------------------------------------------------------------------------


(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities that have no stated yield. Stated yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c)  Includes equity securities with no stated maturity.

                       FIGURE 16. INVESTMENT SECURITIES



                                           STATES AND                                            WEIGHTED
                                            POLITICAL             OTHER                           AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES            TOTAL           YIELD (a)
-------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
     Remaining maturity:
     One year or less                             $93               $ 6             $ 99             7.71 %
     After one through five years                 112                --              112             9.73
     After five through ten years                  47                39               86             7.87
     After ten years                                2               875(b)           877             4.95
-------------------------------------------------------------------------------------------------------------

Amortized cost                                   $254              $920           $1,174             7.67 %
Fair value                                        266               920            1,186              --
Weighted average yield (a)                       8.96 %            5.24 %           7.67 %            --
Weighted average maturity                   2.6 years         9.9 years        8.3 years              --
-------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2000
Amortized cost                                   $323              $875           $1,198             8.16 %
Fair value                                        333               875            1,208              --
-------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2000
Amortized cost                                   $364              $889           $1,253             8.22 %
Fair value                                        373               889            1,262              --

-------------------------------------------------------------------------------------------------------------





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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at September 30, was $1.2 billion, or 1.82% of loans. This compares with $1.0 billion, or 1.51%, at September 30, 2000. The allowance includes $135 million (for 2001) and $83 million (for 2000) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 18. At September 30, 2001, the allowance for loan losses was 132.66% of nonperforming loans, compared with 169.09% at September 30, 2000.

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

In the second quarter of 2001, Key recorded an additional provision for loan losses in connection with management's decision to eliminate nonrelationship lending in the leveraged financing and nationally syndicated lending businesses. The added provision will be used to exit and resolve approximately $2.7 billion in related commitments that were moved to a separate loan run-off portfolio. The vast majority of these commitments are performing in accordance with their contractual repayment terms. Approximately $2.0 billion of these commitments were remaining as of September 30, of which $1.176 billion were funded. As write-downs on the run-off portfolio occur over time, the related allowance will not be replenished.

Figure 17 summarizes certain asset quality indicators, segregated between Key's continuing and run-off loan portfolios. In the prior year, Key's year-to-date provision for loan losses includes an additional noncore provision of $121 million recorded in the first quarter as a result of an enhancement in Key's methodology for assessing credit risk.

   FIGURE 17. ASSET QUALITY INDICATORS--CONTINUING AND RUNOFF LOAN PORTFOLIOS

                                                Continuing Loan Portfolio     Run-off Loan Portfolio          Total Loan Portfolio
                                                -------------------------    -----------------------        -----------------------
dollars in millions                                 3Q01         2Q01            3Q01           2Q01          3Q01            2Q01
-----------------------------------------------------------------------------------------------------------------------------------
Loans outstanding                                $63,330       $65,270          $1,176        $1,423        $64,506        $66,693
Nonperforming loans at period end                    652           555             233           242            885            797
Net loan charge-offs                                 116           100              57            71            173            171
Net loan charge-offs to average loans                .71 %         .61 %           N/M           N/M           1.04 %         1.02 %
Allowance for loan losses                        $ 1,002       $ 1,002          $  172        $  229        $ 1,174        $ 1,231
Allowance for loan losses to period-end loans       1.58 %        1.54 %         14.63 %       16.09 %         1.82 %         1.85 %

------------------------------------------------------------------------------------------------------------------------------------



N/M= Not Meaningful

NET LOAN CHARGE-OFFS. Net loan charge-offs for the third quarter of 2001 were $173 million, or 1.04% of average loans, compared with $104 million, or .63%, for the same period last year. For the first nine months of 2001, net loan charge-offs totaled $453 million, or .91% of average loans, compared with $306 million, or .63%, for the first nine months of 2000.

The composition of Key's loan charge-offs and recoveries by type of loan portfolio is shown in Figure 18. The increase in net charge-offs relative to the prior year was primarily due to aggressive efforts made to resolve credits within the commercial loan run-off portfolio. As shown in Figure 17, this portfolio accounted for $57 million of total net charge-offs recorded in the third quarter of 2001. In addition, net charge-offs within the home equity portfolio rose by $13 million, reflecting the growth of this portfolio, the accelerated disposition of certain nonperforming loans and the impact of continued weakness in the economy.

                  FIGURE 18. SUMMARY OF LOAN LOSS EXPERIENCE

                                                        THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------         ---------------------------------
dollars in millions                                         2001                 2000                2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period              $66,198              $65,777              $66,725               $64,876
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period          $1,231                 $979               $1,001                  $930
Loans charged off:
     Commercial, financial and agricultural                   66                   60                  210                   131
     Real estate-commercial mortgage                          25                    2                   35                     6
     Commercial lease financing                               20                    2                   33                     9
---------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                             111                   64                  278                   146
     Real estate-residential mortgage                          5                    1                   12                     5
     Home equity                                              16                    3                   48                    14
     Credit card                                              --                   --                   --                    16
     Consumer-direct                                          12                   14                   36                    43
     Consumer-indirect lease financing                         7                    2                   20                    13
     Consumer-indirect other                                  46                   45                  140                   150
---------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                86                   65                  256                   241
---------------------------------------------------------------------------------------------------------------------------------
                                                             197                  129                  534                   387
Recoveries:
     Commercial, financial and agricultural                    5                    4                   19                    18
     Real estate-commercial mortgage                           1                   --                    3                     3
     Commercial lease financing                               --                   --                    4                     2
---------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                               6                    4                   26                    23
     Real estate-residential mortgage                          1                    1                    4                     3
     Home equity                                              --                   --                    1                     1
     Credit card                                              --                    1                   --                     4
     Consumer-direct                                           2                    2                    6                     5
     Consumer-indirect lease financing                         3                   --                    7                     2
     Consumer-indirect other                                  12                   17                   37                    43
---------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                18                   21                   55                    58
---------------------------------------------------------------------------------------------------------------------------------
                                                              24                   25                   81                    81
---------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                       (173)                (104)                (453)                 (306)
Provision for loan losses                                    116                  131                  627                   382
Allowance related to loans sold, net                          --                   (5)                  (1)                   (5)
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                $1,174               $1,001               $1,174                $1,001
                                                          ======               ======               ======                ======

---------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                       1.04 %                .63 %                .91 %                 .63 %
Allowance for loan losses to period-end loans               1.82                 1.51                 1.82                  1.51
Allowance for loan losses to nonperforming loans          132.66               169.09               132.66                169.09

---------------------------------------------------------------------------------------------------------------------------------



NONPERFORMING ASSETS. Figure 19 shows the composition of Key's nonperforming assets. These assets totaled $913 million at September 30, 2001, and represented 1.41% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $672 million, or 1.00%, at December 31, 2000, and $617 million, or .93%, at September 30, 2000.


The increase in the level of nonperforming assets in general is attributable to a number of factors, including continued economic weakness. The economic slowdown can be expected to continue to impact Key's loan portfolio generally, although the erosion in credit quality that we have experienced is concentrated in several distinct commercial portfolios of limited size. Management continually assesses the adequacy of the allowance for loan losses in light of economic conditions, credit trends in Key's portfolio and other factors. At September 30, 2001, our 20 largest nonperforming loans totaled $288 million, representing 40% of Key's nonperforming commercial loans and 32% of total loans on nonperforming status. Of this amount, $100 million is concentrated in the healthcare portfolio and $81 million in the structured finance portfolio. These portfolios account for only 5% of Key's total loans. Additionally, our exposure to the three industry segments most affected by the events of September 11 (commercial airlines, property and casualty insurance carriers, and hotel/motel) is not significant.

As shown in Figure 17, the commercial loan run-off portfolio accounted for $233 million, or 26%, of Key's total nonperforming loans at September 30, 2001.

                                  FIGURE 19.  SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS


                                                               SEPTEMBER 30,          DECEMBER 31,        SEPTEMBER 30,
dollars in millions                                                     2001                  2000                 2000
------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                $  399                $  301              $   251
Real estate-- commercial mortgage                                        169                    90                   92
Real estate-- construction                                                70                    28                   28
Commercial lease financing                                                83                    48                   45
------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                                              721                   467                  416
Real estate-- residential mortgage                                        40                    52                   50
Home equity                                                               77                    80                   71
Consumer-- direct                                                          9                     8                    8
Consumer-- indirect lease financing                                       13                     7                    6
Consumer-- indirect other                                                 25                    36                   41
------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                                164                   183                  176
------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                           885                   650                  592

OREO                                                                      26                    23                   26
Allowance for OREO losses                                                 (1)                   (1)                  (1)
------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                               25                    22                   25

Other nonperforming assets                                                 3                    --                   --
------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                       $  913                $  672              $   617
                                                                      ======                ======              =======

------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                               $  332                $  236              $   252
Accruing loans past due 30 through 89 days                             1,084                   963                1,030
------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                                 1.37 %                 .97 %                .89 %
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets                           1.41                  1.00                  .93

------------------------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" -- domestic deposits other than certificates of deposit of $100,000 or more -- are Key's primary source of funding. During the third quarter of 2001, core deposits averaged $37.0 billion, and represented 49% of the funds Key used to support earning assets, compared with $37.7 billion and 50%, respectively, during the same period last year. As shown in Figure 5 (which spans pages 38 and 39), the composition of Key's deposits has changed over the past twelve months.

The most pronounced of the changes in Key's deposit mix has occurred over the past two quarters. Key's money market deposit accounts have grown, while the levels of savings deposits and consumer time deposits have declined. This shift is due in part to actions taken by management to aggressively reduce rates paid for deposits late in the first quarter and throughout the following two quarters. Due to competitive factors, the timing of our initial reductions in 2001 did not coincide with the rate reductions instituted by the Federal Reserve earlier in the first quarter. Lower interest rates, coupled with the prolonged weakness in the securities markets, have caused client preferences to turn to investments that provide higher levels of liquidity and stability.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $20.5 billion during the third quarter of 2001, compared with $20.3 billion a year ago. As shown in Figure 5, over the past two quarters Key has relied more heavily on long-term debt to fund earning assets. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. During the first nine months of 2001, Key securitized and sold $491 million of its education loans, all of which occurred in the third quarter.

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

- Our 911 full-service KeyCenters in 13 states generate a sizable volume of core deposits. Key's Funding and Investment Management Group monitors deposit flows and considers alternate pricing structures to attract deposits when necessary. (For more information about core deposits, see the previous section entitled "Deposits and other sources of funds.")

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of September 30, 2001.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first nine months of 2001, affiliate banks paid KeyCorp a total of $238 million in dividends and KeyCorp also received a $700 million distribution of surplus in the form of cash from KeyBank National Association. As of September 30, 2001, the affiliate banks had an additional $889 million available to pay dividends without prior regulatory approval. The parent company generally maintains excess funds in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first nine months of 2001, Key's affiliate banks raised $4.0 billion under Key's bank note program. Of the notes issued during this period of time, $1.1 billion have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt up to $20.0 billion ($19.0 billion by KeyBank

National Association and $1.0 billion by Key Bank USA, National Association). At September 30, 2001, Key Bank National Association had $10.0 billion of debt outstanding under this program.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $4.1 billion of borrowings outstanding under this facility as of September 30, 2001, $340 million of which were issued during the current year.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a two-year revolving credit agreement that provide funding availability of up to $500 million and $400 million, respectively. As of September 30, 2001, $25 million of borrowings were outstanding under the commercial paper program; no amount was outstanding under the revolving credit agreement.

OTHER PUBLICLY ISSUED SECURITIES. KeyCorp has a universal shelf registration statement on file with the Securities and Exchange Commission that provides for the possible issuance of up to $1.5 billion of debt and equity securities in addition to the unused capacity under a previous shelf registration. At September 30, 2001, unused capacity under the shelf registration totaled $394 million, all of which is reserved for issuance as medium-term notes. Key has favorable debt ratings, shown in Figure 20 below, and management believes that, under normal conditions in the capital markets, any eventual offering of securities would be well-received by investors at a competitive cost.


                            FIGURE 20. DEBT RATINGS

                                                                      SENIOR      SUBORDINATED
                                              SHORT-TERM           LONG-TERM         LONG-TERM             CAPITAL
September 30, 2001                            BORROWINGS                DEBT              DEBT          SECURITIES
-------------------------------------------------------------------------------------------------------------------
KeyCorp
-------------------------------------
Standard & Poor's                                    A-2                  A-              BBB+                 BBB
Moody's                                              P-1                  A2                A3              "Baa1"

KEYBANK NATIONAL ASSOCIATION
-------------------------------------
Standard & Poor's                                    A-1                   A                A-                 N/A
Moody's                                              P-1                  A1                A2                 N/A
-------------------------------------------------------------------------------------------------------------------

N/A=Not Applicable

For more information about Key's sources and uses of cash for the nine-month periods ended September 30, 2001 and 2000, see the Consolidated Statements of Cash Flow on page 6.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at September 30, 2001, was $6.6 billion, down $48 million from the balance at December 31, 2000. The decrease was due primarily to a lower level of retained earnings. Several nonrecurring charges recorded in the second quarter of 2001 associated with the implementation of recently-announced strategies caused the decline in retained earnings. Also contributing to the decrease in shareholders' equity was a reduction in capital resulting from the cumulative effect of a change in accounting for derivative financial instruments. Other factors contributing to the change in shareholders' equity during the first nine months of 2001 are shown in the Statement of Changes in Shareholders' Equity presented on page 5.

SHARE REPURCHASES. In light of Key's earnings outlook and strong capital position, in September 2000 the Board of Directors authorized the repurchase of 25,000,000 common shares, including the 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first nine months of 2001, Key repurchased a total of 2,035,600 shares of its common shares at an average price per share of $24.56. At September 30, 2001, a remaining balance of 16,764,400 shares may be repurchased under the September 2000 authorization.

At September 30, 2001, Key had 68,461,648 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2001, Key reissued 1,862,367 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.79% at September 30, 2001, compared with 7.59% at December 31, 2000, and 7.63% at September 30, 2000.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-adjusted assets of 4.0%, and total capital as a percent of risk-adjusted assets of 8.0%. As of September 30, 2001, Key's Tier 1 capital ratio was 7.81%, and its total capital ratio was 11.77%.

The leverage ratio is Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.0%. All other bank holding companies must maintain a minimum ratio of 4%. As of September 30, 2001, KeyCorp had a leverage ratio of 7.90%, which is substantially higher than the minimum requirement.

Federal bank regulators group FDIC-insured depository institutions into the following five categories based on certain capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Both of Key's affiliate banks qualified as "well capitalized" at September 30, 2001, since each exceeded the prescribed thresholds of 10% for total capital, 6% for Tier 1 capital and 5% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at September 30, 2001. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 21 presents the details of Key's regulatory capital position at September 30, 2001, December 31, 2000 and September 30, 2000.

            Figure 21. Capital Components and Risk-Adjusted Assets



                                                               SEPTEMBER 30,          DECEMBER 31,          SEPTEMBER 30,
dollars in millions                                                     2001                  2000                   2000
--------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                                        $6,533                $6,609                 $6,565
Qualifying capital securities                                          1,243                 1,243                  1,243
Less:  Goodwill                                                        1,121                 1,324                  1,339
       Other assets(b)                                                    39                    44                     48
--------------------------------------------------------------------------------------------------------------------------
       Total Tier 1 capital                                            6,616                 6,484                  6,421
--------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses(c)                                           1,053                 1,001                  1,001
Net unrealized holding gains(d)                                           --                    16                     13
Qualifying long-term debt                                              2,305                 2,136                  2,158
--------------------------------------------------------------------------------------------------------------------------
       Total Tier 2 capital                                            3,358                 3,153                  3,172
--------------------------------------------------------------------------------------------------------------------------
       Total capital                                                  $9,974                $9,637                 $9,593
                                                                     =======               =======                =======

RISK-ADJUSTED ASSETS
Risk-adjusted assets on balance sheet                                $70,177               $71,326                $71,152
Risk-adjusted off-balance sheet exposure                              15,616                13,776                 14,636
Less:  Goodwill                                                        1,121                 1,324                  1,339
       Other assets(b)                                                    39                    44                     48
Plus:  Market risk-equivalent assets                                     236                   225                    174
       Net unrealized holding gains(d)                                    --                    16                     13
--------------------------------------------------------------------------------------------------------------------------
       Gross risk-adjusted assets                                     84,869                83,975                 84,588
Less:  Excess allowance for loan losses(c)                               121                   --                    --
--------------------------------------------------------------------------------------------------------------------------
       Net risk-adjusted assets                                      $84,748               $83,975                $84,588
                                                                     =======               =======                =======

AVERAGE QUARTERLY TOTAL ASSETS                                       $84,879               $85,427                $84,105
                                                                     =======               =======                =======

CAPITAL RATIOS
Tier 1 risk-adjusted capital ratio                                      7.81 %                7.72 %                 7.59 %
Total risk-adjusted capital ratio                                      11.77                 11.48                  11.34
Leverage ratio(e)                                                       7.90                  7.71                   7.76

--------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity excludes net unrealized gains or losses on securities (except for net unrealized losses on marketable equity securities) and net gains or losses on cash flow hedges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section beginning on page 41 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information presented in Note 11 ("Legal Proceedings"), beginning on page 22, of the Notes to Consolidated Financial Statements is incorporated herein by reference.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (15) Acknowledgment Letter of Independent Auditors

     (b)  Reports on Form 8-K

          July 17, 2001 - Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on July 17, 2001, the Registrant issued a press release announcing its earnings results for the three-and six-month periods ended June 30, 2001, and providing a slide presentation reviewed in the related conference call/webcast.

          No other reports on Form 8-K were filed during the three-month period ended September 30, 2001.

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

                                                          KEYCORP
                                            ------------------------------------
                                                       (Registrant)


Date:  November 13, 2001                    /s/     Lee Irving
                                            ------------------------------------
                                            By:   Lee Irving
                                                  Executive Vice President
                                                  and Chief Accounting Officer