Form 10-K
period 2001-12-31
KEYCORP /NEW/
filed 2002-03-28
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                    Yes [X]
                                     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $10,658,486,487 at February 28, 2002. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 28, 2002.)

                               424,979,525 Shares
--------------------------------------------------------------------------------
     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 28, 2002)

Certain specifically designated portions of KeyCorp's 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM                                                                           PAGE
NUMBER                                                                        NUMBER
------                                                                        ------
          PART I
   1      Business....................................................           1
   2      Properties..................................................           8
   3      Legal Proceedings...........................................           8
   4      Submission of Matters to a Vote of Security Holders.........           8

          PART II
   5      Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................           8
   6      Selected Financial Data.....................................           9
   7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................           9
   7A     Quantitative and Qualitative Disclosures about Market
            Risk......................................................           9
   8      Financial Statements and Supplementary Data.................           9
   9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................           9

          PART III
  10      Directors and Executive Officers of the Registrant..........           9
  11      Executive Compensation......................................           9
  12      Security Ownership of Certain Beneficial Owners and
            Management................................................           9
  13      Certain Relationships and Related Transactions..............          10

          PART IV
  14      Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................          10
          Signatures..................................................          14
          Exhibits....................................................          15

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

KeyCorp, organized in 1958 under the laws of the state of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). At December 31, 2001, KeyCorp was one of the nation's largest bank-based financial services companies with consolidated total assets of $80.9 billion. Its subsidiaries provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through three major lines of business: Key Consumer Banking, Key Corporate Finance and Key Capital Partners. As of December 31, 2001, these services were provided across much of the country through subsidiaries operating 911 full-service retail banking branches ("KeyCenters") in 12 states, a telephone banking call center services group and 2,333 ATMs. Additional information pertaining to the three business lines referred to above is included in the "Line of Business Results" section beginning on page 26 and in Note 4 ("Line of Business Results"), beginning on page 64 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders and is incorporated herein by reference. KeyCorp and its subsidiaries had 21,230 full-time equivalent employees as of December 31, 2001.

In addition to the customary banking services of accepting deposits and making loans, KeyCorp's bank and trust company subsidiaries provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary banks, trust company and registered investment adviser subsidiaries, KeyCorp provides investment management services to individual and institutional clients, including large corporate and public retirement plans, foundations and endowments, high-net-worth individuals and Taft-Hartley plans (i.e., multiemployer trust funds established for providing pension, vacation or other benefits to employees).

KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident and health insurance on loans made by subsidiary banks, venture capital, community development financing, securities underwriting and brokerage and other financial services. KeyCorp is an equity participant in a joint venture with Key Merchant Services, LLC, which provides merchant services to businesses.

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

The following financial data is included in the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders and is incorporated herein by reference:

DESCRIPTION OF FINANCIAL DATA                                  PAGE
-----------------------------                                  ----
Selected Financial Data.....................................    25
Average Balance Sheets, Net Interest Income and
  Yields/Rates..............................................    30
Components of Net Interest Income Changes...................    32
Composition of Loans........................................    39
Maturities and Sensitivity of Certain Loans to Changes in
  Interest Rates............................................    42
Securities Available for Sale...............................    42
Investment Securities.......................................    43
Allocation of the Allowance for Loan Losses.................    44
Summary of Loan Loss Experience.............................    46
Summary of Nonperforming Assets and Past Due Loans..........    47
Maturity Distribution of Time Deposits of $100,000 or
  More......................................................    48
Impaired Loans and Other Nonperforming Assets...............    69
Short-Term Borrowings.......................................    69

ACQUISITIONS AND DIVESTITURES

The information presented in Note 3 ("Acquisitions and Divestitures"), beginning on page 63 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders is incorporated herein by reference.

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

In recent years, mergers between financial institutions have led to greater concentration in the banking industry and placed added competitive pressure on Key's core banking services. In addition, competition has intensified as a consequence of the financial modernization laws that were enacted in November 1999 and permit qualifying financial institutions to expand into other activities. For example, commercial banks are now permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See "Interstate Banking and Branching" and "Financial Modernization Legislation" on page 7.

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

The following is a brief discussion of selected laws, regulations, and regulatory agency policies applicable to Key. Such discussion is not intended to be comprehensive, and is qualified in its entirety by reference to the full text of such statutes, regulations, and regulatory agency policies. Changes in applicable laws, regulations, and regulatory agency policies cannot necessarily be predicted, but may have a material effect on Key's business, financial condition and results of operation.

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

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and Federal regulatory agencies and self-regulatory organizations. For example, KeyCorp's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission (the "SEC"), the National Association of Securities Dealers, Inc. or the New York Stock Exchange and state securities regulators; KeyCorp's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to other laws and regulations of both the Federal government and the various states in which they are authorized to do business.

Dividend Restrictions

The principal source of cash flow to KeyCorp, including cash flow to pay dividends on its common shares and debt service on its indebtedness, is dividends from its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends that may be paid by KeyCorp's banking subsidiaries without regulatory approval. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of:
(i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. All of KeyCorp's national bank subsidiaries are subject to these restrictions. Since June 30, 2001, KeyBank USA has had a deficit in its undivided profits account. Accordingly, its payment of dividends to KeyCorp requires prior OCC consent. In addition, if, in the opinion of a Federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDIA"), an insured depository institution may not pay any dividend if payment would cause it to become less than "adequately capitalized." See "Regulatory Capital Standards and Related
Matters -- Prompt Corrective Action." The FDIA also prohibits the payment of any dividend while the institution is in default in the payment of any assessment due to the FDIC. Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Holding Company Structure

Transactions Involving Banking Subsidiaries. KeyCorp's national bank subsidiaries (and their operating subsidiaries) are subject to Federal Reserve Act provisions which impose qualitative standards and quantitative limitations upon certain transactions with or involving KeyCorp (and its nonbank subsidiaries which are not operating subsidiaries of KeyCorp's national banks). Transactions covered by these provisions, which include loans and other extensions of credit as well as purchases and sales of assets, must be on arm's length terms, cannot exceed certain amounts which are determined with reference to the bank's regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For example, the aggregate of all such outstanding covered transactions by KeyBank and KeyBank USA, including their operating subsidiaries, with or involving KeyCorp and its nonbank subsidiaries which are not operating subsidiaries of KeyBank and KeyBank USA was limited at December 31, 2001, to approximately $1.8 billion. As a result, these provisions materially restrict the ability of KeyCorp's national bank subsidiaries and their operating subsidiaries to fund KeyCorp and its nonbank subsidiaries, which are not operating subsidiaries of KeyCorp's national banks.

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

Subprime Lending. In 2001, the Federal banking agencies published expanded guidance to examiners in connection with their examination of subprime lending programs. For these purposes, a subprime lending program is one that targets borrowers with weakened credit histories or having questionable repayment capacity. The guidance addresses supervisory expectations with respect to risk management, the allowance for loan and lease losses, regulatory capital, portfolio and transaction level examination review, analysis, and classification, cure program documentation, and predatory or abusive lending practices.

While this guidance principally applies to institutions with subprime lending programs having an aggregate credit exposure of at least 25% of Tier 1 capital, Federal banking examiners may apply it to other subprime portfolios, such as those that are experiencing rapid growth or adverse performance trends, those that are administered by inexperienced management, and those which possess inadequate or weak controls. The Federal banking agencies have indicated, however, that the guidance is neither intended nor considered by the agencies to be a capital regulation and does not represent a change in policy by the agencies. Moreover, the agencies have also indicated that examiners would not unilaterally require additional reserves or capital based upon the guidance, and that any determination made by an examiner that an institution's reserves or capital is deficient would be discussed with the institution's management and each agency's appropriate supervisory office before a final decision is made. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any such deficiency.

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

Bank holding companies are subject to risk-based capital guidelines adopted by the Federal Reserve Board. These guidelines establish minimum ratios of qualifying capital to risk-weighted assets. Qualifying capital includes Tier 1 capital and Tier 2 capital. Risk-weighted assets are calculated by assigning varying risk-weights to broad categories of assets and off-balance-sheet exposures, based primarily on counterparty credit risk. The required minimum Tier 1 risk-based capital ratio, calculated by dividing Tier 1 capital by risk-weighted assets, is currently 4.00%. The required minimum total risk-based capital ratio is currently 8.00%. It is calculated by dividing the sum of Tier 1 capital and Tier 2 capital not in excess of Tier 1 capital, after deductions for investments in certain subsidiaries and associated companies and for reciprocal holdings of capital instruments, by risk-weighted assets.

Tier 1 capital includes common equity, qualifying perpetual preferred equity, and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, perpetual preferred equity not includable in Tier 1 capital, and limited amounts of: term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses.

Bank holding companies, such as KeyCorp, whose trading activities exceed specified levels are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 2001, Key's Tier 1 and total capital to risk-weighted assets ratios were 7.43% and 11.41%, respectively, which include required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board's leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its banking subsidiaries has been advised by its primary Federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2001, Key's Tier 1 capital leverage ratio was 7.65%.

KeyCorp's national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2001, each of these banking subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

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

In late November 2001, the Federal banking agencies published their final rule on the revised regulatory capital treatment of on-balance sheet assets and off-balance sheet exposures consisting of recourse obligations, direct credit substitutes, and residual interests that expose banking organizations primarily to credit risk. The final rule treats recourse obligations and direct credit substitutes more consistently and adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strip receivables. In addition, the agencies use credit rating and certain alternative approaches to match regulatory capital requirements more closely to a banking organization's relative risk of loss for certain positions in asset securitizations.

The final rule became effective on January 1, 2002, for any transactions that settle on or after such date. Transactions which settle before January 1, 2002, and result in increased regulatory capital requirements are not required to conform to the final rule until December 31, 2002. Management is in the process of completing its evaluation of the effect on Key of the final rule.

In late January 2002, the Federal banking agencies published their final rule on the regulatory capital treatment of certain equity investments made by banking organizations in companies engaged in nonfinancial activities. The final rule becomes effective on April 1, 2002.

The final rule imposes marginal capital charges (applied by making deductions from banking organization's Tier 1 capital) which increase as the banking organization's aggregate carrying amount of its covered equity investments increase in relation to its Tier 1 capital. Such capital charges range from 8% - 25% as such aggregate carrying amount increases from 15% to 25% of the banking organization's Tier 1 capital. Management is in the process of completing its evaluation of the effect on Key of the final rule.

As noted on page 4 in "Subprime Lending," the subprime lending examination guidance addresses, among other matters, Federal banking agency supervisory expectations with respect to regulatory capital of institutions with subprime lending portfolios. For an institution having subprime lending portfolio exposure aggregating 25% or more of the institution's Tier 1 capital, the guidance indicates examiners will likely expect, as a minimum, that the institution would hold capital against such portfolio in an amount that is 1.5 to 3.0 times greater than what is appropriate for nonsubprime assets of a similar type. Federal banking agencies may also apply this additional capital requirement to other subprime portfolios such as those that are experiencing rapid growth or adverse performance trends, that are administered by inexperienced management, or which possess inadequate or weak controls.

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

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized -- using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if the institution has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 2001, each KeyCorp insured depository institution subsidiary met the requirements for the "well capitalized" capital category. An institution's prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its banking subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

FDIC DEPOSIT INSURANCE AND FINANCING CORPORATION BOND ASSESSMENTS

Because substantially all of the deposits of KeyCorp's depository institution subsidiaries are insured up to applicable limits by the FDIC, these subsidiaries are subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 2001 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution's capitalization and Federal supervisory evaluation. Each of KeyCorp's depository institution subsidiaries in 2001 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key's earnings.

Beginning in 1997, all BIF-member institutions were required to join with SAIF-member institutions in servicing the approximately $793 million of annual interest on 30-year non-callable bonds issued by the Financing Corporation ("FICO") in the late 1980s to fund losses incurred by the former Federal Savings and Loan Insurance Corporation. FICO bond assessments are separate from and in addition to deposit insurance premium assessments and, unlike deposit insurance premium assessments, do not vary with the depository institution's capitalization and Federal supervisory evaluation. Federal law required the FICO assessment rate on BIF assessable deposits to be one-fifth of that imposed on SAIF assessable deposits through 1999. Starting in 2000, BIF and SAIF FICO assessment rates equalized. Throughout 2001, Key paid FICO bond assessments at an annualized rate of less than $.02 per $100 of its FICO-assessable deposits.

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes bank holding companies to acquire banks located in any state, and also generally permits FDIC-insured banks located in different states to merge, allowing the resulting institution to operate interstate branches. In addition, the Interstate Act allows an FDIC-insured bank to establish (or acquire) and operate a branch in a state in which such bank does not maintain a branch if that state expressly permits such transactions. Using the authority conferred by the Interstate Act, the number of FDIC-insured depository institutions operated by KeyCorp has been reduced to two -- KeyBank and KeyBank USA.

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act (the "GLBA"), enacted in November 1999, authorizes new activities for qualifying financial institutions. The GLBA repeals significant provisions of the Glass-Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modifies the BHCA to permit bank holding companies that meet certain specified standards (known as "financial holding companies") to engage in a broader range of financial activities than previously permitted under the BHCA, and allows subsidiaries of commercial banks that meet certain specified standards (known as "financial subsidiaries") to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in real estate leasing activities and insurance agency activities without geographic restriction.

GLBA also established new requirements for financial institutions to provide new privacy protections to consumers. The Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and provides an "opt-out" method for consumers to prevent the financial institution from disclosing that information to nonaffiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001.

Effective in May 2001, GLBA repealed the blanket exception of banks (and savings associations) from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, and replaced this full exception with functional exceptions. Under the statute, banks that engage in securities activities either must conduct those activities through a broker-dealer or conform their securities activities to those which qualify for functional exceptions. The SEC issued interim final rules in May 2001 which included a temporary exemption for banks from the definitions of "broker" and "dealer" until October 2001. In July 2001, the SEC further extended this temporary exemption until May 2002. The SEC has also given notice that it expects to amend its interim final rules and further extend the temporary exemption so that banks will have a sufficient transition period to bring their operations into compliance with the amended rules.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KeyBank and KeyBank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2001, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the banking subsidiaries of KeyCorp owned 502 of their branch banking offices and leased 409 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-years from inception. Additional information pertaining to Key's properties is presented in Note 1 ("Summary of Significant Accounting Policies"), beginning on page 58 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

The information presented in the Legal Proceedings section of Note 17 ("Commitments, Contingent Liabilities and Other Disclosures"), beginning on page 76 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders are incorporated herein by reference:

                                                               PAGE
                                                               ----
Discussion of common shares and shareholder information
  presented in the capital and dividends section............    50
Presentation of quarterly market price and cash dividends
  per common share..........................................    52
Discussion of dividend restrictions presented in Note 17
  ("Commitments, Contingent Liabilities and Other
  Disclosures").............................................    77

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 25 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 22 through 52 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption "Market risk management" presented on pages 29, 32 and 33 of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 52 and on pages 54 through 83, respectively, of the Financial Review section of KeyCorp's 2001 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 23, 2002, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 12, 2002. The information set forth in the sections captioned, "AUDIT AND RISK REVIEW COMMITTEE INDEPENDENCE" and "AUDIT AND RISK REVIEW COMMITTEE REPORT" contained in KeyCorp's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 23, 2002, are not incorporated by reference in this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 23, 2002, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 23, 2002, is not incorporated by reference in this Report on Form 10-K. KeyCorp expects to file its final proxy statement on or before April 12, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the section captioned "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 23, 2002, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 12, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held May 23, 2002, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 12, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp's 2001 Annual Report to
Shareholders:

                                                               PAGE
                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........    53
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2001 and 2000...    54
Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999..........................    55
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......    56
Consolidated Statements of Cash Flow for the Years Ended
  December 31, 2001, 2000 and 1999..........................    57
Notes to Consolidated Financial Statements..................    58

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

     10.4          Form of Premium Priced Option Grant between KeyCorp and
                   Henry L. Meyer III dated January 13, 1999, filed as Exhibit
                   10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herin by reference.

     10.5          Form of Option Grant between KeyCorp and Robert W.
                   Gillespie, dated November 15, 2000, filed as Exhibit 10.5 to
                   Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

     10.6 Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form10-K for the year ended December 31, 2000, and incorporated herein by reference.

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

     10.10         Amended Employment Agreement between KeyCorp and Henry L.
                   Meyer III, dated February 1, 2001, filed as Exhibit 10.10 to
                   Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

     10.11 Employment Agreement among KeyCorp, Robert T. Clutterbuck and McDonald Investments Inc., dated October 4, 2000, filed as Exhibit 10.13 to Form 10-K for the year ended December
                   31, 2000, and incorporated herein by reference.

     10.12         KeyCorp Long Term Incentive Plan (January 1, 1998) filed as
                   Exhibit 10.3 to Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference.

     10.13 KeyCorp Annual Incentive Plan as amended and restated on January 17, 2001, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

     10.14         KeyCorp Amended and Restated 1991 Equity Compensation Plan
                   (Amended as of November 14, 2001).

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

     10.17 McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference.

     10.18         McDonald & Company Investments, Inc. 1995 Key Employees
                   Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.19         KeyCorp Directors' Stock Option Plan (November 17, 1994
                   Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.20 KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form
                   10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

     10.21         KeyCorp Umbrella Trust for Directors, between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.28 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.

     10.22         Amended and Restated Director Deferred Compensation Plan
                   (May 18, 2000 Amendment and Restatement) filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

     10.23         KeyCorp Directors' Survivor Benefit Plan, effective
                   September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

     10.24 KeyCorp Excess 401(k) Savings Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.25         KeyCorp Excess Cash Balance Pension Plan (Amended and
                   Restated as of January 1, 1998), filed as Exhibit 10.34 to
                   Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.26 First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.27 KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     10.28         First Amendment to KeyCorp Deferred Compensation Plan.

     10.29         Second Amendment to KeyCorp Deferred Compensation Plan.

     10.30         KeyCorp Automatic Deferral Plan, filed as Exhibit 10.3 to
                   Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     10.31         First Amendment to KeyCorp Automatic Deferral Plan, filed as
                   Exhibit 10.31 to Form 10-K for the year ended December 31,
                   2000, and incorporated herein by reference.

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

     10.37 Second Amendment to KeyCorp Supplemental Retirement Plan, filed as Exhibit 10.37 to form 10-K for the year ended
                   December 31, 2000, and incorporated herein by reference.

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

     10.42         Third Amendment to KeyCorp Executive Supplemental Pension
                   Plan, filed as Exhibit 10.42 to Form 10-K for the year ended
                   December 31, 2000, and incorporated herein by reference.

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

     10.46 Old KeyCorp Supplemental Disability Plan (Specimen Document) filed as Exhibit 10.17 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.

     12            Statement re: Computation of Ratios.

     13            KeyCorp 2001 Annual Report to Shareholders.

     21            Subsidiaries of the Registrant.

     23            Consent of Independent Auditors.

     24            Powers of Attorney.

KeyCorp hereby agrees to furnish the Securities and Exchange Commission upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.46 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the Securities and Exchange Commission. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

(b) REPORTS ON FORM 8-K

December 20, 2001 -- The Registrant's December 20, 2001, press release announcing: (a) actions taken to increase the loan loss reserve and strengthen the balance sheet and (b) that the Registrant's Board of Directors increased the cash dividend on the Registrant's common stock.

No other reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.

                                            KEYCORP

                                            /s/  THOMAS C. STEVENS
                                            ------------------------------------
                                            THOMAS C. STEVENS
                                            Vice Chairman,
                                            Chief Administrative Officer and
                                            Secretary
                                            March 14, 2002

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

         SIGNATURE                       TITLE
         ---------                       -----
* Henry L. Meyer III          Chairman, Chief Executive
                              Officer, and President
                              (Principal Executive
                              Officer), and Director

* K. Brent Somers             Senior Executive Vice
                              President and Chief
                              Financial Officer (Principal
                              Financial Officer)

* Lee G. Irving               Executive Vice President and
                              Chief Accounting Officer
                              (Principal Accounting
                              Officer)

* Cecil D. Andrus             Director

* William G. Bares            Director

* Albert C. Bersticker        Director

         SIGNATURE                       TITLE
         ---------                       -----

* Edward P. Campbell          Director

* Dr. Carol A. Cartwright     Director

* Kenneth M. Curtis           Director

* Alexander M. Cutler         Director

* Henry S. Hemingway          Director

* Charles R. Hogan            Director

* Douglas J. McGregor         Director

* Steven A. Minter            Director

* Bill R. Sanford             Director

* Ronald B. Stafford          Director

* Thomas C. Stevens           Director

* Dennis W. Sullivan          Director

* Peter G. Ten Eyck, II       Director

                                            /s/ Thomas C. Stevens
                                            ------------------------------------
                                            * By Thomas C. Stevens,
                                              attorney-in-fact
                                              March 14, 2002