Form 10-Q
period 2002-03-31
KEYCORP /NEW/
filed 2002-05-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                    OHIO                              34-6542451
---------------------------------------------  -------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

     127 PUBLIC SQUARE, CLEVELAND, OHIO               44114-1306
---------------------------------------------  -------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Shares with a par value of $1 each           425,961,013 Shares
---------------------------------------------  -------------------------------
              (Title of class)                 (Outstanding at April 30, 2002)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                                               Page Number
           --------------------                                                               -----------

           Consolidated Balance Sheets --
              March 31, 2002, December 31, 2001 and March 31, 2001                                 3

           Consolidated Statements of Income --
              Three months ended March 31, 2002 and 2001                                           4

           Consolidated Statements of Changes in Shareholders' Equity --
              Three months ended March 31, 2002 and 2001                                           5

           Consolidated Statements of Cash Flow --
              Three months ended March 31, 2002 and 2001                                           6

           Notes to Consolidated Financial Statements                                              7

           Independent Accountants' Review Report                                                  28

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                            29

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                                  61



                          PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                                                        61

Item 5.   OTHER INFORMATION                                                                        61

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         61

          Signature                                                                                62



PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                                    CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31,     DECEMBER 31,    MARCH 31,
dollars in millions                                                                          2002           2001           2001
===================================================================================================================================
                                                                                        (UNAUDITED)                   (UNAUDITED)
ASSETS
Cash and due from banks                                                                   $  2,483       $  2,891       $  2,484
Short-term investments                                                                       1,487          1,898          1,892
Securities available for sale                                                                5,795          5,346          6,900
Investment securities (fair value: $1,152, $1,128 and $1,220)                                1,144          1,119          1,208
Loans, net of unearned income of $1,803, $1,778 and $1,783                                  63,956         63,309         67,027
       Less: Allowance for loan losses                                                       1,607          1,677          1,001
--------------------------------------------------------------------------------------------------------------------------------

       Net loans                                                                            62,349         61,632         66,026
Premises and equipment                                                                         663            687            703
Goodwill                                                                                     1,101          1,101          1,311
Corporate-owned life insurance                                                               2,334          2,313          2,241
Accrued income and other assets                                                              4,003          3,951          3,692
--------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                       $ 81,359       $ 80,938       $ 86,457
                                                                                          ========       ========       ========

LIABILITIES
Deposits in domestic offices:
    Money market deposit accounts                                                         $ 12,902       $ 12,845       $ 12,603
    Savings deposits                                                                         2,014          1,918          2,007
    NOW Accounts                                                                               632            616            589
    Certificates of deposit ($100,0000 or more)                                              4,505          4,493          6,128
    Other time deposits                                                                     13,231         13,657         14,825
--------------------------------------------------------------------------------------------------------------------------------
       Total interest bearing                                                               33,284         33,529         36,152
    Noninterest-bearing                                                                      8,688          9,667          8,329
Deposits in foreign office--  interest-bearing                                               1,261          1,599          1,484
--------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                       43,233         44,795         45,965
Federal funds purchased and securities sold under repurchase agreements                      7,338          3,735          4,463
Bank notes and other short-term borrowings                                                   3,174          5,549          8,721
Accrued expense and other liabilities                                                        4,683          4,862          4,803
Long-term debt                                                                              15,256         14,554         14,495
Corporation-obligated mandatorily redeemable preferred capital securities
    of subsidiary trusts holding solely subordinated debentures of KeyCorp (See Note 10)     1,273          1,288          1,308
--------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                    74,957         74,783         79,755


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                        --             --             --
Common shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                                  492            492            492
Capital surplus                                                                              1,385          1,390          1,399
Retained earnings                                                                            6,096          5,856          6,444
Loans to ESOP trustee                                                                           --             --            (13)
Treasury stock, at cost (66,434,962, 67,883,724 and 67,474,937 shares)                      (1,551)        (1,585)        (1,573)
Accumulated other comprehensive income (loss)                                                  (20)             2            (47)
--------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                            6,402          6,155          6,702
--------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                         $ 81,359       $ 80,938       $ 86,457
                                                                                          ========       ========       ========
===================================================================================================================================


See Notes to Consolidated Financial Statements (Unaudited).

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                               ------------------------------------
dollars in millions, except per share amounts                                                              2002            2001
===================================================================================================================================
INTEREST INCOME
Loans                                                                                                     $ 985          $1,418
Taxable investment securities                                                                                 6               7
Tax-exempt investment securities                                                                              3               5
Securities available for sale                                                                                89             120
Short-term investments                                                                                        9              20
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                                                 1,092           1,570

INTEREST EXPENSE
Deposits                                                                                                    250             460
Federal funds purchased and securities sold under repurchase agreements                                      23              70
Bank notes and other short-term borrowings                                                                   27             105
Long-term debt, including capital securities                                                                138             247
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                                                  438             882
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                                         654             688
Provision for loan losses                                                                                   136             110
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                                         518             578

NONINTEREST INCOME
Trust and investment services income                                                                        135             141
Investment banking and capital markets income                                                                72              65
Service charges on deposit accounts                                                                         100              84
Corporate-owned life insurance income                                                                        26              27
Letter of credit and loan fees                                                                               28              29
Net securities gains                                                                                         --              26
Other income                                                                                                 82              83
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                                                443             455

NONINTEREST EXPENSE
Personnel                                                                                                   363             364
Net occupancy                                                                                                57              57
Computer processing                                                                                          54              62
Equipment                                                                                                    34              38
Marketing                                                                                                    26              27
Amortization of intangibles                                                                                   3              26
Professional fees                                                                                            21              18
Other expense                                                                                               103             106
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                                               661             698

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                                                                    300             335
Income taxes                                                                                                 60             117
-----------------------------------------------------------------------------------------------------------------------------------
INCOME  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                       240             218
    Cumulative effect of accounting change, net of tax (see Note 14)                                         --              (1)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $  240          $  217
                                                                                                         ======          ======

Per common share:
    Income before cumulative effect of accounting change                                                   $.56            $.51
    Net income                                                                                              .56             .51
    Income before cumulative effect of accounting change-- assuming dilution                                .56             .51
    Net income-- assuming dilution                                                                          .56             .51
Weighted average common shares outstanding (000)                                                        424,855         424,024
Weighted average common shares and potential common
    shares outstanding (000)                                                                            430,019         429,917
===================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                                            LOANS TO
                                                                  COMMON        CAPITAL       RETAINED          ESOP
dollars in millions, except per share amounts                     SHARES        SURPLUS       EARNINGS       TRUSTEE
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                        $492         $1,402         $6,352          $(13)
Net income                                                                                         217
Other comprehensive income (losses):
       Net unrealized losses on securities available
           for sale, net of income taxes of ($1) (a)
       Cumulative effect of change in accounting for
           derivative financial instruments, net of income
           taxes of ($12)
       Net unrealized losses on derivative financial instruments, net of income taxes of ($7)
       Foreign currency translation adjustments

                  Total comprehensive income

Cash dividends declared on common shares ($.295 per share)                                        (125)
Issuance of common shares:
       Acquisition-- 370,830 shares
       Employee benefit and dividend reinvestment
           plans-- 789,113 net shares                                                (3)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                                          $492          $1,399         $6,444           $(13)
                                                                   ====         =======        =======          =====

-------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                       $492          $1,390         $5,856            --
Net income                                                                                         240
Other comprehensive income (losses):
       Net unrealized losses on securities available
           for sale, net of income taxes of ($13) (a)
       Net unrealized gains on derivative financial instruments,
           net of income taxes of $1
       Foreign currency translation adjustments

                  Total comprehensive income
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans-- 1,448,762 net shares                                              (5)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                                          $492         $1,385         $6,096           --
                                                                   ====         =======        =======          ====
=========================================================================================================================


                                                                               ACCUMULATED
                                                                TREASURY             OTHER
                                                                   STOCK     COMPREHENSIVE         COMPREHENSIVE
dollars in millions, except per share amounts                    AT COST      INCOME (LOSS)               INCOME
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                    $(1,600)              $(10)
Net income                                                                                                  $217
Other comprehensive income (losses):
       Net unrealized losses on securities available
           for sale, net of income taxes of ($1) (a)                                    (9)                   (9)
       Cumulative effect of change in accounting for
           derivative financial instruments, net of income
           taxes of ($12)                                                              (22)                  (22)
       Net unrealized losses on derivative financial instruments,
           net of income taxes of ($7)                                                 (11)                  (11)
       Foreign currency translation adjustments                                          5                     5
                                                                                                      ----------
                  Total comprehensive income                                                               $180
                                                                                                           =====
Cash dividends declared on common shares ($.295 per share)
Issuance of common shares:
       Acquisition-- 370,830 shares
       Employee benefit and dividend reinvestment                     9
           plans-- 789,113 net shares                                18
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                                       $(1,573)              $(47)
                                                                ========              =====

-------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                    $(1,585)               $ 2
Net income                                                                                                  $240
Other comprehensive income (losses):
       Net unrealized losses on securities available
           for sale, net of income taxes of ($13) (a)                                  (24)                  (24)
       Net unrealized gains on derivative financial instruments,
           net of income taxes of $1                                                     3                     3
       Foreign currency translation adjustments                                         (1)                   (1)
                                                                                                      ----------
                  Total comprehensive income                                                                $218
Issuance of common shares:                                                                                  ====
       Employee benefit and dividend reinvestment
           plans-- 1,448,762 net shares                              34
-------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                                       $(1,551)              $(20)
                                                                ========              =====
===========================================================================================

(a)  Net of reclassification adjustments.



See Notes to Consolidated Financial Statements (Unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
in millions                                                                           2002        2001
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $   240    $   217
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                           136        110
    Cumulative effect of accounting change, net of tax                                   --          1
    Depreciation expense and software amortization                                       61         71
    Amortization of intangibles                                                           3         26
    Net securities gains                                                                 --        (26)
    Net (gains) losses from venture capital investments                                  (1)        16
    Net gains from loan securitizations and sales                                        (6)        (5)
    Deferred income taxes                                                                (6)        43
    Net (increase) decrease in mortgage loans held for sale                             167       (190)
    Net increase in trading account assets                                              (95)      (132)
    Net decrease in accrued restructuring charges                                        (7)       (22)
    Other operating activities, net                                                    (162)       (66)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               330         43
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                (1,476)      (744)
Purchases of loans                                                                       --       (107)
Proceeds from loan securitizations and sales                                            450        796
Purchases of investment securities                                                      (35)       (55)
Proceeds from sales of investment securities                                             13         26
Proceeds from prepayments and maturities of investment securities                        17         26
Purchases of securities available for sale                                           (1,511)    (1,751)
Proceeds from sales of securities available for sale                                     84        110
Proceeds from prepayments and maturities of securities available for sale               936      2,082
Net decrease in other short-term investments                                            506        124
Purchases of premises and equipment                                                     (15)       (20)
Proceeds from sales of premises and equipment                                             5         --
Proceeds from sales of other real estate owned                                            7         10
Cash used in acquisitions, net of cash acquired                                          --         (3)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (1,019)       494
FINANCING ACTIVITIES
Net decrease in deposits                                                             (1,555)    (2,700)
Net increase in short-term borrowings                                                 1,228      1,278
Net proceeds from issuance of long-term debt, including capital securities            2,055      1,256
Payments on long-term debt, including capital securities                             (1,336)      (962)
Net proceeds from issuance of common stock                                               16         11
Cash dividends paid                                                                    (127)      (125)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     281     (1,242)
------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                (408)      (705)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        2,891      3,189
------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                            $ 2,483    $ 2,484
                                                                                    =======    =======
=======================================================================================================


Additional disclosures relative to cash flow:
    Interest paid                                                                   $   396    $   953
    Income taxes paid (refunded)                                                          9         (8)
Noncash items:
    Derivative assets resulting from adoption of new accounting standard                 --    $   120
    Derivative liabilities resulting from adoption of new accounting standard            --        152

=======================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key's 2001 Annual Report to Shareholders.

As used in these Notes, KeyCorp refers solely to the parent company and Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2002

GOODWILL AND OTHER INTANGIBLE ASSETS. "Goodwill" represents the amount by which the cost of net assets acquired exceeds their fair value. "Other intangibles" currently represent primarily the net present value of future economic benefits to be derived from the purchase of core deposits.

Effective January 1, 2002, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The new standard replaces Accounting Principles Board Opinion No. 17, "Intangible Assets," and eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. This change will reduce Key's noninterest expense and increase its net income by approximately $80 million, or $.19 per share, for 2002.

Under the new accounting standard, goodwill and certain intangible assets are subject to impairment testing, which must be conducted at least annually. The first step in this testing requires Key to determine the fair value of its reporting units by using various valuation techniques recommended by the standard. The fair value of each reporting unit is compared with its carrying amount. If the fair value of a particular reporting unit exceeds its carrying amount, no impairment is indicated and further testing is not required. If the carrying amount of any reporting unit exceeds its fair value, goodwill impairment may be indicated and the second step of this testing is required. Key would assume that the purchase price of the reporting unit is the fair value as determined in the first step and then allocate that purchase price to the fair value of the assets (excluding goodwill) and liabilities of the reporting unit. Any excess of the purchase price over the fair value of the reporting unit's assets and liabilities represents the implied fair value of goodwill. An impairment loss would be recognized, as a charge to earnings, to the extent that the carrying amount of the reporting unit's recorded goodwill exceeds the implied fair value of goodwill.

Any impairment losses that result from the initial application of SFAS No. 142 would be accounted for as a "cumulative effect of accounting change" on Key's income statement. Transitional impairment tests to determine the amount of any such losses must be completed no later than December 31, 2002. Key completed its transitional goodwill impairment testing during the first quarter of 2002, and determined that no impairment existed as of January 1, 2002. Any future impairment losses will be recorded as part of income from operations.

For additional information pertaining to Key's intangible assets and the effect of adopting SFAS No. 142, see Note 8 ("Goodwill and Other Intangible Assets"), on page 17.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Effective January 1, 2002, Key adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard maintains the previous accounting for the impairment or disposal of long-lived assets, but also establishes more restrictive criteria that have to be met to classify such an asset as "held for sale." SFAS No. 144 also increases the range of dispositions that qualify for reporting as discontinued operations, and changes the manner in which expected future operating losses from such operations are to be reported.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

ASSET RETIREMENT OBLIGATIONS. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. Key will adopt SFAS No. 143 as of January 1, 2003. Management is evaluating the extent to which it may affect Key's financial condition and results of operations.

                          2. EARNINGS PER COMMON SHARE

Key calculates its basic and diluted earnings per common share as follows:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
dollars in millions, except per share amounts                               2002            2001
-------------------------------------------------------------------------------------------------
EARNINGS
Income before cumulative effect of accounting change                        $240            $218
Net income                                                                   240             217

-------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                         424,855         424,024
Effect of dilutive common stock options (000)                              5,164           5,893

-------------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding  (000)                                     430,019         429,917
                                                                         =======         =======

-------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Income per common share before cumulative effect of accounting change       $.56            $.51
Net income per common share                                                  .56             .51
Income per common share before cumulative effect of accounting change
   -- assuming dilution                                                      .56             .51
Net income per common share - assuming dilution                              .56             .51

-------------------------------------------------------------------------------------------------


                                 3. ACQUISITION

On January 2, 2001, Key purchased The Wallach Company, Inc., an investment banking firm headquartered in Denver, Colorado. Key paid the purchase price of approximately $11 million using a combination of cash and 370,830 Key common shares. Goodwill of approximately $9 million was recorded and, through December 31, 2001, was being amortized using the straight-line method over a period of 10 years.

                           4. LINE OF BUSINESS RESULTS

Key has three major business groups that consist of 10 lines of business:

KEY CONSUMER BANKING GROUP

RETAIL BANKING provides individuals with branch-based deposit, investment and credit products and personal finance services.

SMALL BUSINESS provides small businesses with deposit, investment and credit products and business advisory services.

INDIRECT LENDING offers automobile, marine and recreational vehicle (RV) loans to consumers through dealers, and finances inventory for automobile, marine and RV dealers. For students and their parents, it also provides education loans, insurance and interest-free payment plans.

NATIONAL HOME EQUITY provides prime and near-prime mortgage and home equity loan products to individuals. It originates these products outside of Key's retail branch system. It also works with mortgage brokers and home improvement contractors to provide home equity and home improvement solutions.

KEY CORPORATE FINANCE GROUP

CORPORATE BANKING provides financing, cash and investment management and business advisory services to middle-market companies and large corporations.

NATIONAL COMMERCIAL REAL ESTATE provides construction and interim lending, permanent debt placements and servicing, and equity and investment banking services to developers, brokers and owner-investors.

NATIONAL EQUIPMENT FINANCE meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with equipment financing options for their clients. Lease financing receivables and related revenues are assigned to Corporate Banking or National Commercial Real Estate if one of those businesses is principally responsible for maintaining the relationship with the client.

KEY CAPITAL PARTNERS GROUP

VICTORY CAPITAL MANAGEMENT manages or advises investment portfolios, nationally, for corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, commingled funds or the Victory family of mutual funds. It also provides administrative services for retirement plans.

HIGH NET WORTH Offers financial, estate and retirement planning and asset management services. Its solutions address clients' banking, brokerage, trust, portfolio management, insurance, charitable giving and related needs.

CAPITAL MARKETS offers investment banking, capital raising, hedging strategies, trading and financial strategies to public and privately held companies, institutions and government organizations.

In addition to the three major business groups, Key has "Other Segments" consisting of Treasury, Principal Investing and the net effect of funds transfer pricing.

The table that spans the top of pages 11 and 12 shows selected financial data for each major business group for the three-month periods ended March 31, 2002 and 2001. This table is accompanied by additional supplemental information for each of the lines of business that comprise these groups. The financial information was derived from the internal profitability reporting system that management uses to monitor and manage Key's financial performance. The selected financial data are based on internal accounting policies designed to ensure that results are compiled on a consistent basis and reflect the underlying economics of the businesses. As such:

- Net interest income is determined by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Other Segments" columns.

- Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on the extent to which each line actually uses the services.

- The provision for loan losses reflects credit quality expectations over a normal business cycle. This "normalized provision for loan losses" does not necessarily coincide with actual net loan charge-offs at any given point in the cycle. The level of the consolidated provision is based upon the methodology that management uses to estimate Key's consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 59 of Key's 2001 Annual Report to Shareholders.

- Income taxes are allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 2%.

- Capital is assigned based on management's assessment of economic risk factors (primarily credit, operating and market risk).

Developing and applying the methodologies that management uses to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key's structure. The financial data presented in the following tables reflect the following changes that occurred during the first quarter of 2002:

- The Small Business line of business moved from Key Corporate Finance to Key Consumer Banking.

-        Methodologies used to allocate certain overhead costs were refined.

- The use of revenue and expense sharing was discontinued. Under this approach, noninterest income and expense attributable to Key Capital Partners had been assigned to the other business groups if one of those groups was principally responsible for maintaining the relationship with the client that used Key Capital Partner's products and services.

Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with results presented by other companies.


THREE MONTHS ENDED MARCH 31,                         KEY CONSUMER                KEY CORPORATE               KEY CAPITAL
                                                     BANKING GROUP               FINANCE GROUP              PARTNERS GROUP
                                                ------------------------  ---------------------------  -----------------------
dollars in millions                               2002          2001          2002         2001          2002           2001
--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)        $   442       $   442       $   284       $   262       $    52       $    53
Noninterest income                                  116           119            57            53           224           243
--------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)               558           561           341           315           276           296
Provision for loan losses                            62            55            45            43             2             3
Depreciation and amortization expense                37            56            11            16            16            24
Noninterest expense                                 296           285           111           118           200           217
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable
    equivalent) and cumulative effect of
    accounting change                               163           165           174           138            58            52
Allocated income taxes and taxable-
    equivalent adjustments                           61            66            65            53            22            22
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
    accounting change                               102            99           109            85            36            30
    Cumulative effect of accounting change          ___           ___           ___           ___           ___           ___
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $   102       $    99       $   109       $    85       $    36       $    30
                                                =======       =======       =======       =======       =======       =======

Percent of consolidated net income                   43%           46%           45%           39%           15%           14%
Percent of total segments net income                 43            44            45            38            15            14
--------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                           $27,248       $28,025       $29,829       $31,308       $ 4,781       $ 5,561
Total assets(a)                                  29,421        30,887        31,065        32,766         8,089         9,069
Deposits                                         34,286        36,103         3,156         3,083         3,675         3,904
--------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                            $    82       $    67       $   121       $    41       $     3       $     1
Return on average allocated equity                21.09%        17.09%        15.80%        12.49%        15.46%        11.39%
--------------------------------------------------------------------------------------------------------------------------------

Supplementary information (Key Consumer Banking lines of business)

THREE MONTHS ENDED MARCH 31,              RETAIL BANKING       SMALL BUSINESS            INDIRECT LENDING      NATIONAL HOME EQUITY
                                       -------------------  ----------------------   -----------------------  ---------------------
dollars in millions                     2002       2001       2002         2001       2002        2001        2002        2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)    $   312     $   325    $    95     $    89    $    91     $   106     $    60     $    41
Provision for loan losses                  13          12          9           9         28          28          12           6
Noninterest expense                       198         215         41          42         48          49          46          35
Net income                                 63          59         28          23         10          18           1          (1)
Net loan charge-offs                       14          13         15           9         38          43          11           3
Return on average allocated equity      48.65%      38.59%     37.82%      27.68%      5.74%       7.30%       1.21%       (.48)
Full-time equivalent employees          6,038       6,357        259         275        753         806       1,408       1,245
-----------------------------------------------------------------------------------------------------------------------------------


Supplementary information (Key Corporate Finance lines of business)



THREE MONTHS ENDED MARCH 31,                 CORPORATE BANKING     NATIONAL COMMERCIAL REAL ESTATE  NATIONAL EQUIPMENT FINANCE
                                             -----------------     -------------------------------  --------------------------
dollars in millions                         2002           2001           2002           2001           2002         2001
------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)          $188           $191           $ 91           $ 82           $ 62           $ 42
Provision for loan losses                     25             24             11             10              9              9
Noninterest expense                           73             83             29             27             20             24
Net income                                    56             52             32             28             21              5
Net loan charge-offs                         104             37              3              2             14              2
Return on average allocated equity         13.70%         12.79%         17.84%         16.37%         20.76%          5.12%
Full-time equivalent employees               638            754            503            481            609            685
------------------------------------------------------------------------------------------------------------------------------


Supplementary information (Key Capital Partners lines of business)

THREE MONTHS ENDED MARCH 31,            VICTORY CAPITAL MANAGEMENT            HIGH NET WORTH            CAPITAL MARKETS
                                        --------------------------          ---------------------     -------------------
dollars in millions                       2002        2001                   2002         2001          2002       2001
-------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)      $   53       $   56                 $  145       $  159       $   78       $   81
Provision for loan losses                   --           --                      2            3           --           --
Noninterest expense                         40           45                    119          133           57           63
Net income                                   8            7                     15           13           13           10
Net loan charge-offs                        --           --                      3            1           --           --
Return on average allocated equity       27.96%       19.63%                 13.59%       10.13%       13.62%       10.32%
Full-time equivalent employees             465          476                  2,706        2,845          540          559
-------------------------------------------------------------------------------------------------------------------------

       OTHER SEGMENTS                 TOTAL SEGMENTS         RECONCILING ITEMS                     KEY
-----------------------------   ------------------------    ---------------------       ------------------------
     2002          2001            2002           2001       2002         2001            2002            2001
------------------------------------------------------------------------------------------------------------------
     $(53)         $(33)           $725           $724       $(23)        $(29)           $702            $695
       33            38             430            453         13            2             443             455
------------------------------------------------------------------------------------------------------------------
      (20)            5           1,155          1,177        (10)(b)      (27)(b)       1,145           1,150
        1             1             110            102         26            8             136             110
       --            --              64             96         --           --              64              96
        6             6             613            626        (16)         (24)            597             602
------------------------------------------------------------------------------------------------------------------

      (27)           (2)            368            353        (20)         (11)            348             342
      (20)          (12)            128            129        (20)          (5)            108             124
------------------------------------------------------------------------------------------------------------------
       (7)           10             240            224         --           (6)            240             218
       --            (1)             --             (1)        --           --              --              (1)
------------------------------------------------------------------------------------------------------------------
     $ (7)           $9            $240           $223         --         $ (6)           $240            $217
     =====          ===           =====          =====     ======         =====          =====           =====

       (3)%           4%            100%           103%         -%          (3)%           100%            100%
       (3)            4             100            100        N/A          N/A             N/A             N/A
------------------------------------------------------------------------------------------------------------------

   $1,444        $2,040         $63,302        $66,934       $186         $ 99         $63,488         $67,033
   10,586        12,093          79,161         84,815      1,710(c)     1,509(c)       80,871          86,324
    2,941         3,658          44,058         46,748        (89)         (24)         43,969          46,724
------------------------------------------------------------------------------------------------------------------

       --            --            $206           $109         --           --            $206            $109
    (6.73)%        7.35%          16.00%         13.56%       N/M          N/M           15.53%          13.28%
------------------------------------------------------------------------------------------------------------------


(a) Substantially all revenue generated by Key's major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major business groups are located in the United States.

(b) "Reconciling items"include charges related to unallocated nonearning assets of corporate support functions. These latter charges are part of net interest income and are allocated to the business segments through noninterest expense.

(c) Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

N/A = Not Applicable

N/M = Not Meaningful

                                  5. SECURITIES

Key classifies its securities into three categories: trading, investment and available for sale.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. These securities are reported at fair value ($692 million, $597 million and $875 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

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

The equity securities consist mainly of investments held in Key's Principal Investing unit. Principal investments include direct and indirect investments predominantly in privately held companies. These investments are carried at estimated fair value as determined by management. Changes in estimated fair values and actual gains and losses on sales of these investments are included in "investment banking and capital markets income" on the income statement.

SECURITIES AVAILABLE FOR SALE. These are debt and equity securities that Key has not classified as trading account securities or investment securities. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on sales of these securities are computed for each specific security sold and included in "net securities gains " on the income statement.

When Key retains an interest in loans it securitizes, it bears the risk that the loans will be prepaid (which would reduce interest income) or not paid at all. Key accounts for these retained interests (which include both certificated and uncertificated interests) as debt securities, classifying them as available for sale or as trading account assets.

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale were as follows:

                                                         MARCH 31, 2002
                                           ------------------------------------------
                                                          GROSS       GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED     FAIR
in millions                                     COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions             $  216      $    8        --      $  224
Other securities                                 928          --        --         928
--------------------------------------------------------------------------------------

    Total investment securities               $1,144      $    8        --      $1,152
                                              ======      ======      ====      ======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations      $   97          --        --      $   97
States and political subdivisions                 20          --        --          20
Collateralized mortgage obligations            4,409      $   67      $ 97       4,379
Other mortgage-backed securities                 900          23        --         923
Retained interests in securitizations            195          27        --         222
Other securities                                 169          --        15         154
--------------------------------------------------------------------------------------
    Total securities available for sale       $5,790      $  117      $112      $5,795
                                              ======      ======      ====      ======
--------------------------------------------------------------------------------------

                                                       DECEMBER 31, 2001
                                           ------------------------------------------
                                                          GROSS       GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED     FAIR
in millions                                     COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions             $  225      $    9        --      $  234
Other securities                                 894          --        --         894
--------------------------------------------------------------------------------------
    Total investment securities               $1,119      $    9        --      $1,128
                                              ======      ======      ====      ======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations      $   99          --        --      $   99
States and political subdivisions                 21          --        --          21
Collateralized mortgage obligations            3,791      $   86      $ 72       3,805
Other mortgage-backed securities               1,008          24        --       1,032
Retained interests in securitizations            214          20        --         234
Other securities                                 170           1        16         155
--------------------------------------------------------------------------------------
    Total securities available for sale       $5,303      $  131      $ 88      $5,346
                                              ======      ======      ====      ======
======================================================================================





                                                              MARCH 31, 2001
                                           ------------------------------------------
                                                          GROSS       GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED     FAIR
in millions                                     COST       GAINS      LOSSES     VALUE
---------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions             $  316      $   12        --      $  328
Other securities                                 892          --        --         892
--------------------------------------------------------------------------------------
    Total investment securities               $1,208      $   12        --      $1,220
                                              ======      ======      ====      ======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations      $  220          --        --      $  220
States and political subdivisions                 31          --        --          31
Collateralized mortgage obligations            4,680      $   85      $ 57       4,708
Other mortgage-backed securities               1,289          20         3       1,306
Retained interests in securitizations            320          --        33         287
Other securities                                 350           4         6         348
--------------------------------------------------------------------------------------
    Total securities available for sale       $6,890      $  109      $ 99      $6,900
                                              ======      ======      ====      ======
======================================================================================

                                    6. LOANS

Key's loans by category are summarized as follows:


                                                           MARCH 31,            DECEMBER 31,           MARCH 31,
in millions                                                    2002                    2001                2001
=================================================================================================================
Commercial, financial and agricultural                      $18,247                 $18,159             $20,214
Commercial real estate:
     Commercial mortgage                                      6,531                   6,669               6,873
     Construction                                             5,884                   5,878               5,351
----------------------------------------------------------------------------------------------------------------
          Total commercial real estate loans                 12,415                  12,547              12,224
Commercial lease financing                                    7,318                   7,357               7,091
----------------------------------------------------------------------------------------------------------------
          Total commercial loans                             37,980                  38,063              39,529
Real estate - residential mortgage                            2,195                   2,315               4,125
Home equity                                                  12,662                  11,184              10,288
Consumer - direct                                             2,256                   2,342               2,425
Consumer - indirect:
     Lease financing                                          1,669                   2,036               2,855
     Automobile                                               2,367                   2,497               2,759
     Marine                                                   1,821                   1,780               1,663
     Other                                                      968                   1,036               1,201
----------------------------------------------------------------------------------------------------------------
          Total consumer - indirect loans                     6,825                   7,349               8,478
----------------------------------------------------------------------------------------------------------------
          Total consumer loans                               23,938                  23,190              25,316
Loans held for sale:
     Real estate - commercial mortgage                          186                     252                 491
     Real estate - residential mortgage                          15                     116                  57
     Education                                                1,837                   1,688               1,634
----------------------------------------------------------------------------------------------------------------
          Total loans held for sale                           2,038                   2,056               2,182
----------------------------------------------------------------------------------------------------------------
     Total loans                                            $63,956                 $63,309             $67,027
                                                            =======                 =======             =======
================================================================================================================


Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at March 31, 2002, see Note 14 ("Derivatives and Hedging Activities"), which begins on page 25.

Changes in the allowance for loan losses are summarized as follows:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
in millions                                            2002               2001
-------------------------------------------------------------------------------
Balance at beginning of period                       $ 1,677            $ 1,001
Charge-offs                                             (233)              (135)
Recoveries                                                27                 26
-------------------------------------------------------------------------------
     Net charge-offs                                    (206)              (109)
Allowance related to loans sold                           --                 (1)
Provision for loan losses                                136                110
-------------------------------------------------------------------------------
     Balance at end of period                        $ 1,607            $ 1,001
                                                     =======            =======
===============================================================================

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

At March 31, 2002, impaired loans totaled $685 million. This amount includes $453 million of impaired loans with a specifically allocated allowance for loan losses of $176 million, and $232 million of impaired loans that are carried at their estimated fair value without a specifically allocated allowance. At the end of 2001, impaired loans totaled $661 million, including $417 million of loans with a specifically allocated allowance of $180 million, and $244 million that were carried at their estimated fair value. Impaired loans averaged $673 million and $396 million for the first quarters of 2002 and 2001, respectively.

Key's nonperforming assets were as follows:


                                                               MARCH 31,       DECEMBER 31,          MARCH 31,
in millions                                                         2002               2001               2001
================================================================================================================
Impaired loans                                                     $ 685               $661               $395
Other nonaccrual loans                                               288                249                318
--------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                                        973                910                713
OREO                                                                  41                 38                 28
Allowance for OREO losses                                             (2)                (1)                (1)
---------------------------------------------------------------------------------------------------------------
    OREO, net of allowance                                            39                 37                 27
---------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                    $1,012               $947               $740
                                                                  ======               ====               ====
================================================================================================================



When appropriate, an impaired loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. When expected cash flows or collateral values do not justify the carrying amount of the loan, the amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an amount is specifically allocated in the allowance for loan losses.

However, Key does not perform a specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as "Other nonaccrual loans"). Generally, these include residential mortgages and automobile and marine loans. Instead, management applies historical loss experience rates to these loans, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

                     8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, Key adopted SFAS No. 142, which eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Key's total amortization expense for the three-month periods ended March 31, 2002 and 2001 was $3 million and $26 million, respectively. Estimated amortization expense for the next five years is as follows: 2002 -- $11 million; 2003 -- $10 million; 2004 -- $6 million; 2005 -- $1 million; and 2006 -- $1 million. The computation of Key's net income and earnings per common share, excluding goodwill amoritization for the three-month period ended March 31, 2001, is presented below.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------
dollars in millions, except per share amounts                                        2002          2001
-------------------------------------------------------------------------------------------------------------
EARNINGS
Net income                                                                         $    240       $    217
Add:  Goodwill amortization                                                             --              22
----------------------------------------------------------------------------------------------------------

Adjusted net income                                                                $    240       $    239
                                                                                   ========       ========
----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                                    424,855        424,024
Weighted average common shares and potential common shares outstanding (000)        430,019        429,917
----------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE
Net income per common share                                                        $    .56       $    .51
Add:  Goodwill amortization                                                             --             .05
----------------------------------------------------------------------------------------------------------
Adjusted net income per common share                                               $    .56       $    .56
                                                                                   ========       ========
Adjusted net income per common share -- assuming dilution                          $    .56       $    .56
                                                                                   ========       ========
==========================================================================================================


The following table shows the gross carrying amount and the accumulated amortization of intangible assets that are subject to amortization.





                                                           MARCH 31, 2002                        DECEMBER 31, 2001
                                                 --------------------------------    ---------------------------------
                                                  GROSS  CARRYING    ACCUMULATED      GROSS  CARRYING     ACCUMULATED
IN MILLIONS                                                AMOUNT   AMORTIZATION               AMOUNT    AMORTIZATION
=======================================================================================================================
Intangible assets subject to amortization:
   Core deposit intangibles                                  $215           $189                 $215            $187
   Other intangible assets                                      8              6                    9               6
----------------------------------------------------------------------------------------------------------------------
         Total                                               $223           $195                 $224            $193
                                                             ====           ====                 ====            ====
=======================================================================================================================


At March 31, 2002 and December 31, 2001, the carrying amount of goodwill by major business group was as follows: Key Consumer Banking -- $446 million; Key Corporate Finance -- $200 million; and Key Capital Partners -- $455 million. For additional information pertaining to the new accounting guidance, see the section entitled "Accounting Pronouncements Adopted in 2002" included in Note 1 ("Basis of Presentation") starting on page 7.

                                9. LONG-TERM DEBT

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:

                                                            MARCH 31,  DECEMBER 31,   MARCH 31,
dollars in millions                                             2002          2001         2001
================================================================================================
Senior medium-term notes due through 2005(a)                 $ 1,286       $ 1,286       $   546
Subordinated medium-term notes due through 2005(a)                85            85           103
Senior euro medium-term notes due through 2003(b)                 50            50          --
7.50% Subordinated notes due 2006(c)                             250           250           250
6.75% Subordinated notes due 2006(c)                             200           200           200
8.125% Subordinated notes due 2002(c)                            200           200           200
8.00% Subordinated notes due 2004(c)                             125           125           125
8.404% Notes due through 2001                                   --            --              13
All other long-term debt(i)                                       10            16            15
-------------------------------------------------------------------------------------------------
      Total parent company(j)                                  2,206         2,212         1,452

Senior medium-term bank notes due through 2039(d)              3,875         4,525         5,725
Senior euro medium-term bank notes due through 2007(e)         4,905         3,989         3,814
6.50% Subordinated remarketable securities due 2027(f)           311           311           312
6.95% Subordinated notes due 2028(f)                             300           300           300
7.125% Subordinated notes due 2006(f)                            250           250           250
7.25% Subordinated notes due 2005(f)                             200           200           200
6.75% Subordinated notes due 2003(f)                             200           200           200
7.50% Subordinated notes due 2008(f)                             165           165           165
7.00% Subordinated notes due 2011(f)                             608           506           506
7.30% Subordinated notes due 2011(f)                             107           107           107
7.85% Subordinated notes due 2002(f)                              93            93            93
7.55% Subordinated notes due 2006(f)                              75            75            75
7.375% Subordinated notes due 2008(f)                             70            70            70
Lease financing debt due through 2006(g)                         479           519           569
Federal Home Loan Bank advances due through 2030(h)            1,164           762           453
All other long-term debt(i)                                      248           270           204
-------------------------------------------------------------------------------------------------
      Total subsidiaries                                      13,050        12,342        13,043
-------------------------------------------------------------------------------------------------
          Total long-term debt                               $15,256       $14,554       $14,495
                                                             =======       =======       =======
================================================================================================


Key uses interest rate swaps and caps, which modify the repricing and maturity characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments at March 31, 2002, see Note 14 ("Derivatives and Hedging Activities"),which begins on page 25.

(a) At March 31, 2002, December 31, 2001 and March 31,2001, the senior medium-term notes had weighted average interest rates of 2.13%, 2.51% and 5.58%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.42%, 7.42% and 7.32% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) Senior euro medium-term notes had a weighted average interest rate of 2.10% at March 31, 2002. These notes, which are obligations of KeyCorp, had a floating interest rate based on the three-month London Interbank Offered Rate (known as "LIBOR").

(c)  The notes may not be redeemed or prepaid prior to maturity.

(d) Senior medium-term bank notes of subsidiaries had weighted average interest rates of 2.46%, 2.45% and 5.47%, at March 31, 2002, December 31, 2001 and
     March 31, 2001, respectively. These notes had a combination of fixed and floating interest rates.

(e) Senior euro medium-term notes had weighted average interest rates of 2.30%, 2.58%, and 6.15%, at March 31, 2002, December 31, 2001 and March 31, 2001,
     respectively. These notes, which are obligations of KeyBank National Association, had fixed interest rates and floating interest rates based on LIBOR.

 (f) These notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. None of the subordinated notes may be redeemed prior to their maturity dates.

 (g) Lease financing debt had weighted average interest rates of 7.36% at March 31, 2002, 7.41% at December 31, 2001 and 7.79% at March 31, 2001. This
     category of debt consists of primarily nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type.

 (h) Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 2.01% at March 31, 2002, 2.19% at December 31, 2001 and 5.23% at March 31, 2001. These advances, which had a combination of fixed and floating interest rates, were secured by $1.7 billion, $1.1 billion, and $679 million of real estate loans and securities at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

 (i) Other long-term debt, consisting of industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 6.63%, 6.72%, and 7.88% at March 31, 2002, December 31, 2001 and March 31, 2001,
     respectively.

 (j) At March 31, 2002, unused capacity under KeyCorp's shelf registration totaled $2.2 billion, including $1.0 billion reserved for issuance as medium-term notes.

                             10. CAPITAL SECURITIES

KeyCorp has five subsidiary business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"), which are carried as liabilities on Key's balance sheet. These securities provide an attractive source of funds since they are given Tier I capital treatment for financial reporting purposes, but have the same tax advantages as debt for Federal income tax purposes. As guarantor, KeyCorp unconditionally guarantees payment of:

- required distributions - both accrued and unpaid - on the capital securities;

-        the redemption price when a capital security is redeemed; and

-        amounts due if a trust is liquidated or terminated.

KeyCorp owns the outstanding common stock of each of the trusts. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts' only assets and the interest payments from the debentures finance the distributions paid on the capital securities. Key's financial statements do not reflect the debentures or the related effects on the income statement because they are eliminated in consolidation.

The capital securities, common stock and related debentures are summarized as follows:


                                                                           PRINCIPAL     INTEREST RATE       MATURITY
                                               CAPITAL                      AMOUNT OF        OF CAPITAL      OF CAPITAL
                                          SECURITIES,       COMMON         DEBENTURES,   SECURITIES AND  SECURITIES AND
dollars in millions                 NET OF DISCOUNT(a)  SECURITIES  NET OF DISCOUNT(b)    DEBENTURES(c)      DEBENTURES
=======================================================================================================================
March 31, 2002
     KeyCorp Institutional Capital A           $  374       $   11             $  361           7.826%             2026
     KeyCorp Institutional Capital B              161            4                154           8.250              2026
     KeyCorp Capital I                            247            8                255           2.621              2028
     KeyCorp Capital II                           233            8                245           6.875              2029
     KeyCorp Capital III                          258            8                256           7.750              2029
------------------------------------------------------------------------------------------------------------------------
         Total                                 $1,273       $   39             $1,271           6.680%               --
                                               ======       ======             ======
------------------------------------------------------------------------------------------------------------------------
December 31, 2001                              $1,288       $   39             $1,282           6.824%               --
                                               ======       ======             ======
------------------------------------------------------------------------------------------------------------------------
March 31, 2001                                 $1,308       $   39             $1,282           7.558%               --
                                               ======       ======             ======
------------------------------------------------------------------------------------------------------------------------


(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at March 31, 2002, December 31, 2001 and March 31, 2001, are basis adjustments of $41 million, $45 million and $65 million, respectively, related to fair value hedges.

(b) KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), and July 16, 1999 (for debentures owned by Capital III); and (ii) in whole at any time within 90 days after and during the continuation of a "tax event" or a "capital treatment event" (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price is generally slightly more favorable to Key.

(c) The interest rates for Capital A, Capital B, Capital II and Capital III are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at March 31, 2002, December 31, 2001, and March 31, 2001, are weighted average rates.

                            11. RESTRUCTURING CHARGES

In November 1999, KeyCorp instituted a competitiveness initiative to improve Key's operating efficiency and profitability.

In the first phase of the initiative, Key outsourced certain technology and corporate support functions, consolidated sites in a number of Key's businesses and reduced the number of management layers. This phase was completed in 2000. As of March 31, 2002, Key has substantially completed the implementation of all projects related to the second and final phase, which started during the second half of 2000. This phase focused on:

- simplifying Key's business structure by consolidating 22 business lines into 10;

-        streamlining and automating business operations and processes;

-        standardizing product offerings and internal processes;

-        consolidating operating facilities and service centers; and

-        outsourcing certain noncore activities.

As a result of the initiative, Key estimated that it would reduce its workforce by approximately 4,000 positions. Those reductions were to occur at all levels throughout the organization. At March 31, 2002, nearly 4,100 positions had been eliminated.

Changes in the components of the restructuring charge liability associated with the above actions are as follows:


                                                    DECEMBER 31,           RESTRUCTURING              CASH         MARCH 31,
in millions                                                 2001        CHARGES (CREDITS)         PAYMENTS              2002
-------------------------------------------------------------------------------------------------------------------------------
Severance                                                    $27                     $(4)               $5               $18
Site consolidations                                           33                       3                 1                35
Equipment and other                                            1                      --                --                 1
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                    $61                     $(1)               $6               $54
                                                             ===                     ===                ==               ===
-------------------------------------------------------------------------------------------------------------------------------

                              12. LEGAL PROCEEDINGS

RESIDUAL VALUE INSURANCE LITIGATION. Key Bank USA, National Association ("KeyBank") obtained two insurance policies from Reliance Insurance Company ("Reliance") insuring the residual value of certain automobiles leased through KeyBank. The two policies ("the Policies"), the "4011 Policy" and the "4019 Policy," together covered leases entered into during the period January 1, 1997 to January 1, 2001.

The 4019 Policy contains an endorsement stating that Swiss Reinsurance America Corporation ("Swiss Re") will assume and reinsure 100% of Reliance's obligations under the 4019 Policy in the event that Reliance Group Holdings' ("Reliance's parent") so-called "claims-paying ability" were to fall below investment grade. KeyBank also entered into an agreement with Swiss Re and Reliance whereby Swiss Re agreed to issue to KeyBank an insurance policy on the same terms and conditions as the 4011 Policy in the event that the financial condition of Reliance Group Holdings fell below a certain level. Around May 2000, the conditions under both the 4019 Policy and the Swiss Re agreement were triggered.

The 4011 Policy was canceled and replaced as of May 1, 2000, by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) ("the NAS Policy"). Tri-Arc Financial Services, Inc. ("Tri-Arc") acted as agent for Reliance, Swiss Re and NAS. Since February 2000, KeyBank has been filing claims under the Policies, but none of these claims has been paid.

In July 2000, KeyBank filed a claim for arbitration against Reliance, Swiss Re, NAS and Tri-Arc seeking, among other things, a declaration of the scope of coverage under the Policies and for damages. On January 8, 2001, Reliance filed an action (litigation) against KeyBank in Federal District Court in Ohio seeking rescission or reformation of the Policies claiming that they do not reflect the intent of the parties with respect to the scope of coverage and how and when claims were to be paid. Key filed an answer and counterclaim against Reliance, Swiss Re, NAS and Tri-Arc seeking, among other things, declaratory relief as to the scope of coverage under the Policies, damages for breach of contract, failure to act in good faith, and punitive damages. The parties have agreed to proceed with this court action and to dismiss the arbitration without prejudice.

On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order placing Reliance in a court supervised "rehabilitation" and purporting to Stay all litigation against Reliance. On July 23, 2001, the Federal District Court in Ohio Stayed the litigation to allow the Rehabilitator to complete her task. On October 3, 2001, the Court in Pennsylvania entered an order placing Reliance into liquidation and canceling all Reliance insurance policies as of November 2, 2001. On November 20, 2001, the Federal District Court in Ohio entered an order which, among other things, required Reliance to report to the Court on the progress of the liquidation. On January 15, 2002, Reliance filed a status report requesting the continuance of the Stay for an indefinite period. On February 20, 2002, KeyBank filed a Motion for Partial Lifting of the July 23, 2001, Stay in which it asked the Court to allow the case to proceed against the parties other than Reliance. That Motion is pending before the Court.

Management believes that KeyBank has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through KeyBank during the four-year period ending January 1, 2001. With respect to each individual lease, however, it is not until the lease expires and the vehicle is sold that KeyBank can determine the existence and amount of any actual loss on the lease - i.e., the difference between the residual value provided for in the lease agreement and the vehicle's actual market value at lease expiration. KeyBank's actual total losses for which it will file claims will depend to a large measure upon the viability of, and pricing within, the market for used cars throughout the lease runoff period, which extends through 2006. Accordingly, the total expected loss on the portfolio cannot be determined with certainty at this time. Claims filed by KeyBank through March 31, 2002, total approximately $152 million, and management currently estimates that approximately $143 million of additional claims may be filed through year-end 2006. During this time frame, a number of factors will affect KeyBank's actual loss experience, which may be higher or lower than management's current estimates.

Key is recording as a receivable the amount of the claims as and when filed, less an amount Key has estimated to be an appropriate reserve to reflect the collectibility risk associated with the insurance litigation.

NSM LITIGATION. In March 1998, McDonald Investments Inc. ("McDonald"), now a subsidiary of KeyCorp, participated in an offering to institutional investors of approximately $452 million of debt securities and related warrants of Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company, and certain NSM affiliates. The offering was part of the financing of NSM's steel mini-mill located in Chonburi, Thailand. McDonald served as a financial advisor to NSM and was an initial purchaser in the offering. On December 24, 1998, holders of NSM securities gave a Notice of Default alleging a number of defaults under the terms of the securities.

In 1999, certain purchasers of the NSM securities commenced litigation against McDonald and several other parties, claiming that McDonald, the other initial purchasers and certain other of NSM's third party service providers violated certain state and federal securities and other laws. The complaints in those lawsuits were based on alleged misstatements and omissions in the Offering Memorandum for the securities, and on certain other information allegedly provided and oral statements allegedly made to potential investors. In each lawsuit the plaintiffs allege misrepresentations relating to (among other things) the physical facilities at the mill, the management of the mill, the supply of inputs to the mill and the use of the proceeds of the offering.

Nine separate lawsuits were brought against McDonald and others by purchasers of the NSM securities: two in Federal court in Minnesota; two in Federal court in New York; two in California; and one in each of Connecticut, Illinois and New Jersey. The aggregate amount of securities alleged to have been purchased by the plaintiffs in these nine lawsuits was approximately $260 million. While the relief claimed in the lawsuits has varied, generally the plaintiffs have sought rescission of the sale of the securities, compensatory damages, punitive damages, pre- and post- judgment interest, legal fees and expenses.

McDonald filed responses to each complaint denying liability and has been vigorously defending these actions. McDonald has entered into settlement agreements with the plaintiffs in seven of the nine lawsuits, pursuant to which those plaintiffs' claims against McDonald were dismissed. The remaining two lawsuits have also been settled and settlement documents are currently being finalized. The terms of the settlement agreements, including the consideration paid by McDonald, are confidential.

Key sought coverage from its insurance carriers for certain liabilities and expenses related to the settled claims (above certain self-insurance layers that were exhausted and expensed), which coverage was subsequently denied by the carriers. As a result, Key and the insurance carriers filed declaratory judgment actions against each other. In January 2002, the insurance carriers and Key agreed to a monetary settlement of their dispute, which would have (when aggregated with litigation reserves previously established for these lawsuits) provided coverage for amounts paid by Key in settlement of the NSM lawsuits. However, in the course of finalizing the settlement documentation, the insurance carriers informed Key that in their view a settlement of all material terms was not reached and, accordingly, the settlement agreement is not valid. Management believes that the settlement agreement is valid, and on March 31, 2002, KeyCorp filed a Motion to Enforce the Settlement Agreement in the United States District Court for the Northern District of Ohio. That Motion is pending before the Court.

In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management and Key's counsel, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, will have a material adverse effect on Key's financial condition.

           13. OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its lead bank, KeyBank National Association, is party to various financial instruments with off-balance sheet risk. These instruments include those related to loan securitizations, as well as derivatives and hedging activities. The other major types of financial instruments with off-balance sheet risk are primarily loan commitments and standby letters of credit. These financial instruments generally help Key meet clients' financing needs. However, they also involve credit risk not reflected on Key's balance sheet. Key mitigates its exposure to credit risk with internal controls that guide the way staff reviews and approves applications for credit, establishes credit limits and, when necessary, demands collateral. In particular, Key evaluates the credit-worthiness of each prospective borrower on a case-by-case basis. Key does not have any significant concentrations of credit risk.

COMMITMENTS TO EXTEND CREDIT. These are agreements to provide financing on predetermined terms, as long as the client continues to meet specified criteria. Loan commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. In many cases, a client must pay a fee to induce Key to issue a loan commitment. Since a commitment may expire without resulting in a loan, the total amount of outstanding commitments may exceed Key's eventual cash outlay.

STANDBY LETTERS OF CREDIT. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Amounts drawn under standby letters of credit are essentially loans: they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan would.

ASSET-BACKED COMMERCIAL PAPER CONDUIT. Key serves as a referral agent to an asset-backed commercial paper conduit ("conduit"), which is owned by a third party and administered by an unaffiliated financial institution. In connection with this arrangement, Key receives fees for the referral of high-grade loans and structured assets, and for making commitments to provide liquidity and credit enhancement. Key provides liquidity and credit enhancement to the conduit in the form of a committed liquidity facility and credit agreement. The commitment to provide credit enhancement specifies that in the event of default, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors. In addition to loans referred directly to the conduit, during 2001, Key sold $434 million of federally guaranteed education loans to a qualified special purpose entity, which issued beneficial interests that were acquired by the conduit.

At March 31, 2002, Key's commitments to provide liquidity and credit enhancement totaled $606 million and $200 million, respectively. There were no balances outstanding under either of the commitment facilities at March 31, 2002. Management periodically evaluates Key's potential exposure related to these commitments.

The balance of assets outstanding in the conduit was $593 million at March 31, 2002. Of this amount, $154 million represents the balance of the beneficial interests in the federally guaranteed education loans acquired by the conduit in 2001. All of the assets in the conduit were performing in accordance with their contractual terms at March 31, 2002.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION. KeyBank National Association ("KeyBank") participates as a lender in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a condition to FNMA's delegation of responsibility for originating, underwriting and servicing mortgages, KeyBank has agreed to assume a limited portion of the risk of loss on each mortgage loan sold. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to be appropriate in light of the recourse risk. As of March 31, 2002, the remaining principal balance outstanding of loans sold by KeyBank as a participant in this program was approximately $1.0 billion.

RETURN GUARANTY AGREEMENT WITH LOW-INCOME HOUSING TAX CREDIT ("LIHTC") INVESTORS. Key Affordable Housing Corporation ("KAHC"), a subsidiary of KeyBank, offers limited partnership interests to qualified investors. Partnerships formed by KAHC invest in low-income residential rental properties that qualify for Federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return. The guaranteed return is incumbent on the financial performance of the property and the property's ability to maintain its LIHTC status throughout the fifteen-year compliance period. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties. At March 31, 2002, Key guaranteed equity of $677 million plus various specified returns on that equity. KAHC has established a reserve in an amount deemed by management to be sufficient to cover estimated losses under the guarantees in the event that the properties do not perform as expected.

The following table shows the contractual amount of each class of lending-related, off-balance sheet financial instrument remaining as of the date indicated. The table discloses Key's maximum possible accounting loss, which is equal to the contractual amount of the various instruments. The estimated fair values of these instruments are not material; observable liquid markets do not exist for the majority of these instruments.


                                                  MARCH 31,          DECEMBER 31,          MARCH 31,
in millions                                            2002                  2001               2001
-----------------------------------------------------------------------------------------------------
Loan commitments:
     Home equity                                     $5,301                $4,965             $4,826
     Commercial real estate and construction          2,106                 2,487              2,361
     Commercial and other                            23,919                24,936             25,847
-----------------------------------------------------------------------------------------------------
        Total loan commitments                       31,326                32,388             33,034

Other commitments:
     Standby letters of credit                        3,561                 3,503              3,561
     Commercial letters of credit                       102                   106                126
-----------------------------------------------------------------------------------------------------
        Total loan and other commitments            $34,989               $35,997            $36,721
                                                    =======               =======            =======
-----------------------------------------------------------------------------------------------------

                     14. DERIVATIVES AND HEDGING ACTIVITIES

Key, mainly through its lead bank, KeyBank National Association, is party to various derivative instruments. These instruments are used for asset and liability management and trading purposes. Generally, these instruments help Key meet clients' financing needs and manage exposure to "market risk"--the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these derivatives contain an element of "credit risk"--the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments.

ACCOUNTING TREATMENT AND VALUATION

Effective January 1, 2001, Key adopted SFAS No. 133, which establishes accounting and reporting standards for derivatives and hedging activities. The new standards are summarized in Note 1 ("Summary of Significant Accounting Policies") under the heading "Accounting Pronouncements Adopted in 2001," on page 61 of Key's 2001 Annual Report to Shareholders.

As a result of adopting SFAS No. 133, Key recorded cumulative after-tax losses of $1 million in earnings and $22 million in "other comprehensive income (loss)" as of January 1, 2001. Of the $22 million loss, an estimated $13 million was reclassified as a charge to earnings during 2001.

At March 31, 2002, Key had $179 million of derivative assets recorded in "accrued income and other assets" and $225 million of derivative liabilities recorded in "accrued expense and other liabilities" on the balance sheet.

ASSET AND LIABILITY MANAGEMENT

FAIR VALUE HEDGING STRATEGIES. Key uses interest rate swap contracts known as "receive fixed/pay variable" swaps to modify its exposure to interest rate risk. These contracts convert specific fixed-rate deposits, short-term borrowings and long-term debt to variable rate obligations. As a result, Key receives fixed-rate interest payments in exchange for variable rate payments over the lives of the contracts without exchanges of the underlying notional amounts.

During the first quarter of 2002, Key recognized a net gain of approximately $4 million related to the ineffective portion of its fair value hedging instruments. The ineffective portion recognized is included in "other income" on the income statement.

CASH FLOW HEDGING STRATEGIES. Key also enters into "pay fixed/receive variable" interest rate swap contracts that effectively convert a portion of its floating-rate debt to fixed-rate to reduce the potential adverse impact of interest rate increases on future interest expense. These contracts allow Key to exchange variable-rate interest payments for fixed-rate payments over the lives of the contracts without exchanges of the underlying notional amounts. Similarly, Key has converted certain floating-rate commercial loans to fixed-rate loans by entering into interest rate swap contracts.

Key also uses "pay fixed/receive variable" interest rate swaps to manage the interest rate risk associated with anticipated sales or securitizations of certain commercial real estate loans. These swaps protect against a possible short-term decline in the value of the loans between the time they are originated and the time they are securitized or sold. Key's general policy is to sell or securitize these loans within one year of their origination.

As a result of actions announced in May 2001, Key revised its projections of future debt needs. Consequently, during the second quarter of 2001, Key reclassified a $3 million gain from "accumulated other comprehensive income
(loss)" to "other income" on the income statement. This reclassification relates to a cash flow hedge of a previously forecasted debt issuance that Key did not make.

During the first quarter of 2002, Key did not recognize a net gain or loss in connection with the ineffective portion of its cash flow hedging instruments. There was no impact on earnings during the first quarter of 2002 related to the exclusion of portions of hedging instruments from the assessment of hedge effectiveness. The change in "accumulated other comprehensive income (loss)" resulting from cash flow hedges is as follows:


                                                                               RECLASSIFICATION
                                            DECEMBER 31,               2002          OF  LOSSES      MARCH 31,
in millions                                       2001     HEDGING ACTIVITY       TO NET INCOME           2002
--------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges           $(2)                 $1                  $2             $1
---------------------------------------------------------------------------------------------------------------

Key expects to reclassify approximately $18 million of net gains on derivative instruments from "accumulated other comprehensive income (loss)" to earnings during the next twelve months. Reclassifications will coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans.

TRADING PORTFOLIO

FUTURES CONTRACTS AND INTEREST RATE SWAPS, CAPS AND FLOORS. Key uses these instruments for dealer activities, which are generally limited to the banks' commercial loan clients, and enters into other positions with third parties to mitigate the interest rate risk of the client positions. The swaps entered into with clients are generally limited to conventional swaps. All futures contracts and interest rate swaps, caps and floors are recorded at their estimated fair values. Adjustments to fair value are included in "investment banking and capital markets income" on the income statement.

FOREIGN EXCHANGE FORWARD CONTRACTS. Key uses these instruments to accommodate the business needs of clients and for proprietary trading purposes. Foreign exchange forward contracts provide for the delayed delivery or purchase of foreign currency. Key mitigates the associated risk by entering into other foreign exchange contracts with third parties. Adjustments to the fair value of all foreign exchange forward contracts are included in "investment banking and capital markets income" on the income statement.

OPTIONS AND FUTURES. Key uses these instruments for proprietary trading purposes. Adjustments to the fair value of options are included in "investment banking and capital markets income" on the income statement.

The following table shows trading income recognized on interest rate swap, foreign exchange forward, and option and futures contracts.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
in millions                                        2002                  2001
------------------------------------------------------------------------------
Interest rate swap contracts                         $4                    $3
Foreign exchange forward contracts                   10                    11
Option and futures contracts                         --                    (1)
------------------------------------------------------------------------------

CREDIT RISK

Swaps and caps present credit risk because the counterparty may not meet the terms of the contract. This risk is measured as the cost of replacing contracts--at current market rates-- that have generated unrealized gains. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

Key uses two additional precautions to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the related contracts with the same counterparty in the event of default. Second, a credit committee monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key's total credit exposure and whether any collateral may be required.

At March 31, 2002, Key was party to swaps with 39 different counterparties. Among these were swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $440 million to 32 of these counterparties, with the largest credit exposure to an individual counterparty amounting to $119 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $35 million. Based on management's assessment, as of March 31, 2002, all counterparties were expected to meet their obligations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 2002 and 2001, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Key as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ Ernst & Young LLP


Cleveland, Ohio
April 12, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management's Discussion and Analysis generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first quarters of 2002 and 2001. Some tables may cover more periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 27.

ACCOUNTING POLICIES

Key's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying the most appropriate accounting policies and methodologies in many areas. These choices are important; not only are they necessary to ensure compliance with generally accepted accounting principles, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report Key's overall financial performance. In management's opinion, some of these areas have a more significant impact than others on the financial performance of Key. This is because they apply to areas of relatively greater business importance, and/or require a more subjective decision-making process on the part of management. For Key, these areas include accounting for the allowance for loan losses, loan securitizations, and contingent obligations arising from litigation. Our accounting policies related to the first two of these three areas are disclosed in Note 1 ("Summary of Significant Accounting Policies"), which begins on page 58 of Key's 2001 Annual Report to Shareholders. A detailed description of contingent obligations arising from litigation is contained in Note 12 ("Legal Proceedings"), which begins on page 21 of this report. All accounting policies are important, and all policies contained in Note 1 of the Annual Report should be reviewed for a greater understanding of how Key's financial performance is recorded and reported.

Furthermore, valuation methodologies employed by management often involve a significant degree of judgment, particularly when observable liquid markets do not exist for the items being valued. The outcome of valuations performed by management have a direct bearing on the carrying amounts of certain assets, such as principal investments, residual interests retained in securitizations and goodwill. The valuation methodology used by management for principal investments is summarized in Note 1 ("Summary of Significant Accounting Policies") under the heading "Securities," on page 58 of Key's 2001 Annual Report to Shareholders. The valuation methodology used for retained interests is summarized in the same note under the heading "Loan Securitizations" on page 59 of the Annual Report. The valuation methodology used in the testing for goodwill impairment is summarized in Note 1 ("Basis of Presentation") under the heading "Goodwill and other intangible assets," on page 7 of this report.

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

- Key engages in CAPITAL MARKETS ACTIVITIES, primarily through the Key Capital Partners business group. These activities encompass a variety of services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients' financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients' needs and to benefit from fluctuations in exchange rates).

- CORE FINANCIAL RESULTS exclude the effects of significant nonrecurring items such as accounting changes, write-downs of certain assets in connection with the implementation of strategic actions, gains from divestitures and restructuring charges. All of these items can distort results, particularly in period-to-period comparisons. Reported results include these items as required under accounting principles generally accepted in the United States.

- All earnings per share data included in this discussion are presented on a DILUTED basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options. Some of the financial information tables also include BASIC earnings per share, which takes into account only common shares outstanding.

- For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company's TOTAL RISK-BASED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital and dividends," which begins on page 59.

- When we want to draw your attention to a particular item in Key's Notes to Consolidated Financial Statements, we refer to NOTE ___, giving the particular number, name and starting page number.

OUR PROJECTIONS ARE NOT FOOLPROOF

This report may contain "forward-looking statements" about issues like anticipated earnings, anticipated levels of net loan charge-offs and nonperforming assets and anticipated improvement in profitability and competitiveness. Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following, actual results could differ materially from those contained in or implied by the forward-looking statements.

- Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

- If the economy or segments of the economy fail to rebound or decline further, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

- The stock and bond markets could suffer additional disruption, which may have an adverse effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

- It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

- Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

- We may become subject to new legal obligations, or the resolution of pending litigation may have an adverse effect on our financial condition.

- Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

- We may become subject to new accounting, tax, or regulatory practices or requirements.

HIGHLIGHTS OF KEY'S FIRST QUARTER 2002 PERFORMANCE

FINANCIAL PERFORMANCE

The primary measures of Key's financial performance for the first quarters of 2002 and 2001 are summarized below.

- Net income for the first quarter of 2002 was $240 million, or $.56 per common share. These results compare with net income of $217 million, or $.51 per share, for the first three months of 2001.

- Key's return on average equity for the first quarter of 2002 was 15.53%, up from 13.28% for the year-ago quarter.

- Key's first quarter return on average total assets was 1.20%, compared with 1.02% for the first quarter of last year.

Despite continued softness in the economy and some intentional downsizing of the loan portfolio, Key's taxable-equivalent net interest income rose from that reported a year ago. A substantially improved net interest margin more than compensated for a reduction in earning assets stemming from loan sales, slow demand for loans and from the decision in May 2001 to scale back or discontinue certain types of lending. In addition, noninterest expense fell by $37 million, or $17 million, excluding the reduction associated with the adoption of new accounting guidance for goodwill. These positive results were moderated by a higher provision for loan losses and lower noninterest income.

Our favorable performance in terms of expense control was attributable largely to the success of our competitiveness initiative discussed on page 32. Although we substantially completed the initiative during the first quarter of 2002, we will apply the discipline we learned from it to a corporate-wide continuous improvement program. Further, as the economy recovers we stand to benefit from decisions made last year to return to our relationship banking roots and our conservative credit culture.

The primary reasons that Key's specific revenue and expense components changed from those of the first quarter of 2001 are reviewed in detail in the remainder of this discussion.

Figure 1 on page 33 summarizes Key's financial performance on a reported basis for each of the past five quarters.

CORPORATE STRATEGY

Our objective is to achieve revenue and earnings per share growth that is consistently above the median for stocks that make up the Standard & Poors 500 Banks Index. In order to achieve this, our strategy is comprised of the following four primary elements:

- STAY FOCUSED ON OUR CORE BUSINESSES. To further this objective, we intend to focus on businesses where we can build relationships with our clients. We will primarily focus on a business mix that comprises our "footprint" businesses that serve individuals, particularly the affluent, small businesses and middle market companies. Additionally, we will focus on national businesses such as commercial real estate lending, asset management, home equity lending and equipment leasing.

         Over time, we also intend to diversify our revenue mix by emphasizing the growth of fee income and to invest in higher-growth and higher-return businesses.

- PUT OUR CLIENTS FIRST. To accomplish this, we are focusing on how we can deepen our relationship with each of our clients. We want to build relationships with those clients who have the potential to purchase multiple products and services or repeat business. One way in which we are pursuing this is to emphasize deposit growth across all of our lines of business.

     We also want to ensure that our clients are receiving a distinctive level of service. We are putting considerable effort into enhancing our service quality.

- ENHANCE OUR BUSINESS. To accomplish this objective, we will build on the success of our competitiveness initiative via a continuous improvement process, which will continue to focus on increasing revenues, controlling expenses and better serving our clients. Additionally, we will continue to leverage technology both to reduce costs and enhance the service quality provided to our clients.

- CULTIVATE A WORKFORCE THAT DEMONSTRATES KEY'S VALUES AND WORKS TOGETHER FOR A COMMON purpose. Key intends to achieve this by:

       --paying for performance, but only if achieved in ways that are consistent with Key's values;

       --attracting, developing and retaining a quality, high-performing and inclusive workforce;

       --developing leadership at all levels in the company; and

       --creating a positive, stimulating and entrepreneurial work environment.

STATUS OF COMPETITIVENESS INITIATIVE

Key launched a major initiative in November 1999, the first phase of which was completed in 2000. This initiative is designed to improve Key's profitability by reducing the costs of doing business, focusing on the most profitable growth businesses and enhancing revenues. During the initial phase, we reduced our operating expenses by approximately $100 million by outsourcing certain nonstrategic support functions, consolidating sites in a number of our businesses and reducing management layers.

As of March 31, 2002, we had substantially completed the implementation of all projects related to the second and final phase of the initiative, referred to as PEG (Perform, Excel, Grow). In this phase, we expect to reduce costs by an incremental net annual rate of $200 million by:

- simplifying Key's business structure by consolidating 22 business lines into 10;

-        streamlining and automating business operations and processes;

-        standardizing product offerings and internal processes;

-        consolidating operating facilities and service centers; and

-        outsourcing additional noncore activities.

Management expects that Key will achieve an annual net cost savings rate of approximately $300 million from the overall initiative when all planned actions are fully implemented before the end of 2002. This includes approximately $60 million of savings that will have been reinvested to fund activities that are designed to enhance Key's strategic competitive position.

Management had anticipated that the actions taken in the competitiveness initiative would reduce Key's workforce by approximately 4,000 positions (comprising both staffed and vacant positions) by the end of the first quarter of 2002. At March 31, 2002, nearly 4,100 positions had been eliminated.

Since the inception of the competitiveness initiative, we have recorded related net charges of $278 million. Note 11 ("Restructuring Charges"), on page 20, provides more information about Key's restructuring charges.

                        FIGURE 1. SELECTED FINANCIAL DATA

                                                                          2002                               2001
                                                                     ----------    ------------------------------------------------
dollars in millions, except per share amounts                            FIRST            FOURTH       THIRD      SECOND     FIRST
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                         $1,092            $1,210      $1,380      $1,467    $1,570
Interest expense                                                           438               510         656         754       882
Net interest income                                                        654               700         724         713       688
Provision for loan losses                                                  136               723         116         401       110
Noninterest income                                                         443               418         454         398       455
Noninterest expense                                                        661               702         683         858       698
Income (loss) before income taxes and cumulative effect
      of accounting changes                                                300              (307)        379        (148)      335
Income (loss) before cumulative effect of accounting changes               240              (174)        249        (136)      218
Net income (loss)                                                          240              (174)        249        (160)      217
Net income (loss)  -  core                                                 240              (174)        249          28       217
-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes             $ .56            $ (.41)      $ .59      $ (.32)    $ .51
Income (loss) before cumulative effect of accounting changes
        - assuming dilution                                                .56              (.41)        .58        (.32)      .51
Net income (loss)                                                          .56              (.41)        .59        (.38)      .51
Net income (loss)  -  core                                                 .56              (.41)        .59         .07       .51
Net income (loss) -  assuming dilution                                     .56              (.41)        .58        (.38)      .51
Net income (loss) -  assuming dilution - core                              .56              (.41)        .58         .07       .51
Cash dividends paid                                                        .30              .295        .295        .295      .295
Book value at period end                                                 15.05             14.52       15.53       15.22     15.79
Market price:
      High                                                               27.26             24.52       28.15       26.43     27.58
      Low                                                                22.92             20.49       22.20       22.10     22.65
      Close                                                              26.65             24.34       24.14       26.05     25.80
Weighted average common shares (000)                                   424,855           423,596     424,802     424,675   424,024
Weighted average common shares and
     potential common shares (000)                                     430,019           423,596     430,346     424,675   429,917
-----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                                  $63,956           $63,309     $64,506     $66,693   $67,027
Earning assets                                                          72,382            71,672      73,943      76,531    77,027
Total assets                                                            81,359            80,938      84,419      85,838    86,457
Deposits                                                                43,233            44,795      45,372      45,743    45,965
Long-term debt                                                          15,256            14,554      15,114      14,675    14,495
Shareholders' equity                                                     6,402             6,155       6,575       6,467     6,702

Full-time equivalent employees                                          21,076            21,230      21,297      21,742    21,882
Branches                                                                   911               911         911         926       922
-----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                            1.20%             (.84)%      1.16%      (.75)%     1.02%
Return on average total assets  -  core                                   1.20              (.84)       1.16         .13      1.02
Return on average equity                                                 15.53            (10.57)      15.20       (9.67)    13.28
Return on average equity -  core                                         15.53            (10.57)      15.20        1.69     13.28
Net interest margin (taxable equivalent)                                  3.93              3.98        3.85        3.77      3.63
-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                          7.87%             7.60%       7.79%       7.53%     7.75%
Tangible equity to tangible assets                                        6.57              6.29        6.51        6.25      6.29
Tier 1 risk-based capital                                                 7.92              7.43        7.81        7.71      7.99
Total risk-based capital                                                 12.02             11.41       11.77       11.81     12.32
Leverage                                                                  8.13              7.65        7.90        7.68      7.79
-----------------------------------------------------------------------------------------------------------------------------------

LINE OF BUSINESS RESULTS

This section summarizes the financial performance and related strategic developments of each of Key's three major business groups: Key Consumer Banking, Key Corporate Finance and Key Capital Partners. To better understand this discussion, see Note 4 ("Line of Business Results"), which begins on page 9.
Note 4 includes a brief description of the products and services offered by each of the groups, as well as more detailed financial information pertaining to the groups and their related lines of business.

Figure 2 summarizes the contribution made by each major business group to Key's taxable-equivalent revenue and net income for the first quarters of 2002 and 2001. The specific lines of business that comprise each of the groups are shown in the tables that accompany the discussions that follow.

   FIGURE 2. MAJOR BUSINESS GROUPS - TAXABLE-EQUIVALENT REVENUE AND NET INCOME

                                                               CHANGE
                                                     -------------------------------
dollars in millions             1Q02         1Q01          AMOUNT       PERCENT
-------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Key Consumer Banking         $   558        $   561        $    (3)         (.5)%
Key Corporate Finance            341            315             26          8.3
Key Capital Partners             276            296            (20)        (6.8)
Other Segments                   (20)             5            (25)         N/M
                             -------        -------        -------        -----
     Total segments            1,155          1,177            (22)        (1.9)
Reconciling items                (10)           (27)            17        (63.0)
                             -------        -------        -------        -----
     Total                   $ 1,145        $ 1,150        $    (5)         (.4)
                             =======        =======        =======
Net income (loss)(a)
------------------
Key Consumer Banking         $   102        $    99        $     3          3.0%
Key Corporate Finance            109             85             24         28.2
Key Capital Partners              36             30              6         20.0
Other Segments                    (7)             9            (16)         N/M
                             -------        -------        -------        -----
     Total segments              240            223             17          7.6
Reconciling items               --               (6)             6        (100.0)
                             -------        -------        -------        -----
     Total                   $   240        $   217        $    23         10.6
                             =======        =======        =======

--------------------------------------------------------------------------------

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

N/M = Not Meaningful



                    FIGURE 3. KEY CONSUMER BANKING GROUP DATA


                                                                   CHANGE
                                                         ------------------------
dollars in millions                  1Q02      1Q01         AMOUNT      PERCENT
---------------------------------------------------------------------------------
Revenue (taxable equivalent)
------------------------------
Retail Banking                      $ 312       $ 325        $ (13)       (4.0)%
Small Business                         95          89            6         6.7
Indirect Lending                       91         106          (15)      (14.2)
National Home Equity                   60          41           19        46.3
                                    -----       -----        -----        ----
     Total                          $ 558       $ 561        $  (3)        (.5)
                                    =====       =====        =====
Net income (loss)
-----------------
Retail Banking                      $  63       $  59        $   4         6.8%
Small Business                         28          23            5        21.7
Indirect Lending                       10          18           (8)      (44.4)
National Home Equity                    1          (1)           2         N/M
                                    -----       -----        -----        ----
     Total                          $ 102       $  99        $   3         3.0
                                    =====       =====        =====
---------------------------------------------------------------------------------

N/M = Not Meaningful

Additional Key Consumer Banking Data (1Q02)
----------------------------------------------
Average consumer loans - direct:  $1.3 billion                   National Home Equity average loan-to-value ratio: 77%
Average consumer loans - indirect:  $7.5 billion                 National Home Equity first lien positions: 83%
Average core deposits:  $31.2 billion                            911 KeyCenters and 2,329 ATMs
450,762 on-line clients (26% penetration)                        8,458 full-time equivalent employees

Net income for Key Consumer Banking was $102 million for the first quarter of 2002, up from $99 million in the first quarter of 2001. The increase was attributable to a reduction in noninterest expense, offset in part by a slight decrease in total taxable-equivalent revenue.

Taxable-equivalent net interest income was essentially unchanged from the first quarter of 2001 as a more favorable interest rate spread on earning assets was offset by a less favorable spread on deposits and by declines in both average loans and deposits outstanding. Noninterest income fell by $3 million, or 3%, due primarily to higher losses incurred on the residual values of leased vehicles in the Indirect Lending line of business. These losses were substantially offset by a $9 million increase in service charges on deposit accounts contributed by the Retail Banking and Small Business lines. This growth resulted from new pricing implemented in mid-2001 in connection with Key's competitiveness improvement initiative. At the same time, noninterest expense was down $8 million, or 2%, from the first three months of 2001. This improvement reflects an approximate $9 million reduction in goodwill amortization, which resulted from the adoption of new accounting guidance on January 1, as well as lower costs for computer processing and software amortization. These reductions were partially offset by higher costs related to personnel, marketing and activities associated with a higher volume of home equity lending.

                   FIGURE 4. KEY CORPORATE FINANCE GROUP DATA

                                                                       CHANGE
                                                              -------------------------------
dollars in millions                        1Q02        1Q01          AMOUNT          PERCENT
---------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
-----------------------------------
Corporate Banking                          $188        $191            $ (3)            (1.6)%
National Commercial Real Estate              91          82               9             11.0
National Equipment Finance                   62          42              20             47.6
                                     -----------  ----------  --------------   --------------
     Total                                 $341        $315             $26              8.3
                                     ===========  ==========  ==============
Net income
-----------------------------------
Corporate Banking                           $56         $52             $ 4              7.7 %
National Commercial Real Estate              32          28               4             14.3
National Equipment Finance                   21           5              16            320.0
                                     -----------  ----------  --------------   --------------
     Total                                 $109         $85             $24             28.2
                                     ===========  ==========  ==============
---------------------------------------------------------------------------------------------


Additional Key Corporate Finance Data (1Q02)
--------------------------------------------
Average loans and leases: $29.8 billion
Average deposits: $3.2 billion
1,750 full-time equivalent employees


Net income for Key Corporate Finance was $109 million for the first quarter of 2002, compared with $85 million for the same period last year.

The increase from the year-ago quarter was driven by substantial improvements in both total taxable-equivalent revenue and noninterest expense. Taxable-equivalent net interest income grew by $22 million, or 8%, due primarily to a more favorable interest rate spread on earning assets and an increase in the taxable-equivalent adjustment related to income derived from the equipment leasing portfolio. Noninterest income rose by $4 million, or 8%. In the Corporate Banking line of business, significant increases in income from service charges on deposit accounts and from derivatives more than offset a decrease in non-yield-related loan fees. A $12 million, or 9%, decrease in noninterest expense was driven by lower personnel expense and an approximate $5 million reduction in goodwill amortization resulting from the January 1 adoption of new accounting guidance.

                    FIGURE 5. KEY CAPITAL PARTNERS GROUP DATA



                                                                  CHANGE
                                                        ---------------------------
dollars in millions                    1Q02        1Q01      AMOUNT      PERCENT
----------------------------------------------------------------------------------
Revenue (taxable equivalent)
-----------------------------------
Victory Capital Management              $ 53       $ 56       $ (3)       (5.4)%
High Net Worth                           145        159        (14)       (8.8)
Capital Markets                           78         81         (3)       (3.7)
                                        ----       ----       ----        ----
     Total                              $276       $296       $(20)       (6.8)
                                        ====       ====       ====
Net income
------------------------------------
Victory Capital Management              $  8       $  7       $  1        14.3 %
High Net Worth                            15         13          2        15.4
Capital Markets                           13         10          3        30.0
                                        ----       ----       ----        ----
     Total                              $ 36       $ 30       $  6        20.0
                                        ====       ====       ====
--------------------------------------------------------------------------------

Additional Key Capital Partners Data (1Q02)
-------------------------------------------
Assets under management:  $72.4 billion               831 High Net Worth sales personnel
Nonmanaged and brokerage assets:  $77.8 billion       3,711 full-time equivalent employees
Net new asset inflows:  $831 million

Net income for Key Capital Partners was $36 million for the first quarter of 2002, up from $30 million in the first quarter of last year. The improvement was attributable to a substantial decrease in noninterest expense, which more than offset a decline in total taxable-equivalent revenue.

Taxable-equivalent net interest income decreased by only $1 million, or 2%, from the first three months of 2001, due primarily to a decline in average time deposits outstanding in the Capital Markets line of business. Also contributing to the reduction was a decline in average loans outstanding, which resulted from the 2001 sale of residential mortgage loans associated with the High Net Worth business. These factors were offset largely by the lower cost of short-term borrowings. A $19 million, or 8%, decrease in noninterest income was attributable mainly to decreases in income from trust and investment services in the Victory Capital Management and High Net Worth lines of business and from derivatives in the Capital Markets line. Noninterest expense decreased by $25 million, or 10%, from the year-ago quarter, due primarily to lower personnel expense and an approximate $6 million reduction that resulted from the change in accounting for goodwill.

OTHER SEGMENTS

Other Segments includes Treasury, Principal Investing and the net effect of funds transfer pricing. In the first quarter of 2002, this segment generated a net loss of $7 million, compared with net income of $9 million in the same period last year.

The decrease in results from the year-ago quarter reflects net securities gains of $25 million ($16 million after tax) recorded by the Treasury unit during the first quarter of 2001. Those gains were partially offset by net losses of $16 million ($10 million after tax) generated by the Principal Investing unit during the same quarter.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Key's principal source of earnings is net interest income, which is interest and loan-related fee income less interest expense. There are several factors that affect net interest income, including:

- the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

-        the use of derivative instruments to manage interest rate risk;

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

Figure 6, which spans pages 38 and 39, shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the first quarter of 2002 was $702 million, compared with $695 million reported a year ago. This growth reflected an improved net interest margin, which increased 30 basis points to 3.93%. The net interest margin is an indicator of the profitability of the earning asset portfolio and is calculated by dividing net interest income by average earning assets. At the same time, average earning assets decreased by 6% to $72.0 billion, due primarily to declines in commercial and consumer loans.

NET INTEREST MARGIN. The net interest margin improved over the past year, primarily because:

-        we benefited from declining short-term interest rates;

- the interest rate spread on our total loan portfolio improved as we continued to focus on those businesses, such as home equity lending, that typically generate higher interest rate spreads;

- we sold loans with interest rate spreads that did not meet Key's internal profitability standards; and

- a greater proportion of Key's earning assets was supported by noninterest-bearing liabilities (such as demand deposits) and shareholders' equity.

INTEREST EARNING ASSETS. Average earning assets for the first quarter of 2002 totaled $72.0 billion, which was $4.9 billion, or 6%, lower than the first quarter 2001 level. This decrease came principally from the loan portfolio and was attributable to a number of factors, including weaker loan demand and Key's decisions in May 2001 to exit or scale back certain types of lending. Another factor was loan sales, including the September 2001 sale of $1.4 billion of residential mortgage loans.

The size and composition of Key's loan portfolio has been affected by several actions taken in the first quarter of 2002 and during 2001:

- During the third quarter of 2001, we sold the aforementioned $1.4 billion of residential mortgage loans, which were generated by our private banking and community development businesses. These loans are originated as a customer and community accommodation and are sold periodically because they have relatively low interest rate spreads that do not meet Key's internal profitability standards.

- During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain nonrelationship credit-only commercial lending. These portfolios, in the aggregate, have declined by approximately $2.1 billion since the date of the announcement through March 31, 2002.

     FIGURE 6. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                                 FIRST QUARTER 2002                         FOURTH QUARTER 2001
                                                    ------------------------------------------   ---------------------------------
                                                           AVERAGE                  YIELD/          AVERAGE               YIELD/
dollars in millions                                        BALANCE      INTEREST      RATE          BALANCE INTEREST        RATE
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural                $18,016         $ 242      5.44 %        $18,462    $ 271        5.83 %
     Real estate-- commercial mortgage                       6,598            93      5.74            6,737      106        6.23
     Real estate-- construction                              5,856            72      5.01            5,971       85        5.65
     Commercial lease financing                              7,275           132      7.25            7,109      128        7.18
----------------------------------------------------------------------------------------------------------------------------------
        Total commercial loans                              37,745           539      5.77           38,279      590        6.12
     Real estate-- residential                               2,241            41      7.21            2,384       44        7.46
     Home equity                                            11,863           212      7.26           11,046      217        7.82
     Consumer -- direct                                      2,289            46      8.14            2,361       52        8.66
     Consumer -- indirect lease financing                    1,852            41      8.74            2,210       47        8.55
     Consumer -- indirect other                              5,231           120      9.21            5,359      128        9.51
----------------------------------------------------------------------------------------------------------------------------------
        Total consumer loans                                23,476           460      7.89           23,360      488        8.32
     Loans held for sale                                     2,267            32      5.70            2,113       34        6.48
----------------------------------------------------------------------------------------------------------------------------------
        Total loans                                         63,488         1,031      6.55           63,752    1,112        6.94
Taxable investment securities                                  916             6      2.43              904        4        1.86
Tax-exempt investment securities(a)                            219             5      8.52              241        6        8.69
----------------------------------------------------------------------------------------------------------------------------------
        Total investment securities                          1,135            11      3.61            1,145       10        3.30
Securities available for sale(a),(c)                         5,317            89      6.76            6,120      103        6.78
Short-term investments                                       2,041             9      1.76            1,689       11        2.55
----------------------------------------------------------------------------------------------------------------------------------
        Total earning assets                                71,981         1,140      6.38           72,706    1,236        6.76
Allowance for loan losses                                   (1,657)                                  (1,159)
Accrued income and other assets                             10,547                                   10,920
----------------------------------------------------------------------------------------------------------------------------------
                                                           $80,871                                  $82,467
                                                           =======                                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                              $12,659            30       .95          $12,396       37        1.20
Savings deposits                                             1,947             3       .71            1,911        4         .79
NOW accounts                                                   715             2      1.03              653        2        1.26
Certificates of deposit ($100,000 or more)(d)                4,516            57      5.10            4,788       61        5.08
Other time deposits                                         13,443           149      4.51           13,659      169        4.91
Deposits in foreign office                                   2,136             9      1.69            2,418       14        2.21
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                     35,416           250      2.86           35,825      287        3.18
Federal funds purchased and securities
     sold under repurchase agreements                        5,584            23      1.70            4,272       24        2.20
Bank notes and other short-term borrowings(d)                4,028            27      2.68            5,563       42        2.99
Long-term debt, including capital securities(d),(e)         16,103           138      3.46           16,167      157        3.88
----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                  61,131           438      2.90           61,827      510        3.28
Noninterest-bearing deposits                                 8,553                                    8,750
Accrued expense and other liabilities                        4,918                                    5,359
Common shareholders' equity                                  6,269                                    6,531
----------------------------------------------------------------------------------------------------------------------------------
                                                           $80,871                                  $82,467
                                                          ========                                 ========

Interest rate spread (TE)                                                             3.48                                  3.48
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                   $702      3.93%                     $726        3.98%
                                                                            ====   =======                      ====   =========

Capital securities                                          $1,298           $21                     $1,333      $21
Taxable-equivalent adjustment(a)                                              48                                  26

----------------------------------------------------------------------------------------------------------------------------------

(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b) For purposes of these computations, nonaccrual loans are included in the average loan balances.

(c)  Yield is calculated on the basis of amortized cost.

(d) Rate calculation excludes basis adjustments related to fair value hedges. See note 14 ("Derivatives and Hedging Activities"), which begins on page 25, for an explanation of fair value hedges.

(e)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

     FIGURE 6. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
                                  (CONTINUED)

                THIRD QUARTER 2001                            SECOND QUARTER 2001                         FIRST QUARTER 2001
   -------------------------------------------    -------------------------------------------    ----------------------------------
          AVERAGE                    YIELD/            AVERAGE                    YIELD/           AVERAGE                 YIELD/
          BALANCE      INTEREST        RATE            BALANCE      INTEREST        RATE           BALANCE   INTEREST        RATE
-----------------------------------------------------------------------------------------------------------------------------------
          $19,338         $ 324        6.63 %          $20,030         $ 361        7.24 %         $20,025      $ 406        8.22 %
            6,813           123        7.20              6,837           135        7.91             6,897        147        8.63
            5,859           101        6.87              5,504           108        7.81             5,273        117        9.03
            6,995           117        6.68              6,990           120        6.86             7,102        125        7.07
-----------------------------------------------------------------------------------------------------------------------------------
           39,005           665        6.77             39,361           724        7.37            39,297        795        8.19
            3,826            71        7.42              4,065            79        7.81             4,172         81        7.74
           10,777           228        8.38             10,459           228        8.74            10,086        233        9.38
            2,409            56        9.34              2,458            60        9.74             2,480         64       10.43
            2,557            54        8.30              2,778            57        8.27             2,936         59        8.02
            5,494           132        9.60              5,593           134        9.61             5,673        136        9.58
-----------------------------------------------------------------------------------------------------------------------------------
           25,063           541        8.58             25,353           558        8.83            25,347        573        9.10
            2,130            38        7.17              2,240            43        7.69             2,389         54        9.09
-----------------------------------------------------------------------------------------------------------------------------------
           66,198         1,244        7.47             66,954         1,325        7.93            67,033      1,422        8.57
              925             8        3.44                911             8        3.41               892          7        3.24
              258             5        8.65                297             6        8.79               317          8        8.83
-----------------------------------------------------------------------------------------------------------------------------------
            1,183            13        4.57              1,208            14        4.74             1,209         15        4.70
            6,565           114        6.99              6,572           115        6.99             7,026        120        6.87
            1,741            15        3.57              1,812            19        4.19             1,604         20        5.00
-----------------------------------------------------------------------------------------------------------------------------------
           75,687         1,386        7.29             76,546         1,473        7.71            76,872      1,577        8.28
           (1,204)                                        (988)                                     (1,006)
           10,396                                       10,429                                      10,458
-----------------------------------------------------------------------------------------------------------------------------------
          $84,879                                      $85,987                                     $86,324
          =======                                      =======                                     =======


          $12,522            55        1.72            $12,296            67        2.22           $12,070         95        3.17
            1,936             5        1.01              1,969             5        1.06             1,993          7        1.34
              611             2        1.41                610             3        1.50               602          2        1.54
            4,800            67        5.53              5,571            81        5.85             5,994         92        6.25
           13,703           184        5.33             14,479           209        5.77            15,011        224        6.06
            3,399            30        3.57              2,173            23        4.27             2,869         40        5.64
-----------------------------------------------------------------------------------------------------------------------------------
           36,971           343        3.68             37,098           388        4.20            38,539        460        4.84

            6,078            52        3.37              5,177            52        4.06             5,263         70        5.39
            6,230            61        3.95              8,016            94        4.67             7,532        105        5.67
           15,991           200        4.97             16,068           220        5.49            15,412        247        6.58
-----------------------------------------------------------------------------------------------------------------------------------
           65,270           656        3.99             66,359           754        4.56            66,746        882        5.38
            8,262                                        8,213                                       8,185
            4,848                                        4,779                                       4,766
            6,499                                        6,636                                       6,627
-----------------------------------------------------------------------------------------------------------------------------------
          $84,879                                      $85,987                                     $86,324
         ========                                     ========                                    ========

                                       3.30                                         3.15                                     2.90
-----------------------------------------------------------------------------------------------------------------------------------

                           $730        3.85%                            $719        3.77%                        $695        3.63%
                          =====       ======                           =====       ======                       =====       ======

           $1,305           $21                         $1,292           $23                        $1,307        $24
                              6                                            6                                        7

-----------------------------------------------------------------------------------------------------------------------------------

- We sold commercial mortgage loans of $319 million during the first quarter of 2002 and $1.7 billion during 2001. Since certain of these loans have been sold with limited recourse, Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk") under the section entitled "Recourse agreement with Federal National Mortgage Association," on page 23. Our business of originating and servicing commercial mortgage loans has grown, in part, as a result of acquiring Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

- We sold education loans of $116 million during the first quarter of 2002 and $1.2 billion ($491 million through securitizations) during 2001.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 48, contains more discussion about changes in earning assets and funding sources.

              FIGURE 7. COMPONENTS OF NET INTEREST INCOME CHANGES




                                                                    FROM THREE MONTHS ENDED MARCH 31, 2001
                                                                     TO THREE MONTHS ENDED MARCH 31, 2002
                                                       -----------------------------------------------------------
                                                                  AVERAGE              YIELD/                 NET
in millions                                                        VOLUME                RATE              CHANGE
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                $(72)              $(319)              $(391)
Taxable investment securities                                          --                  (1)                 (1)
Tax-exempt investment securities                                       (2)                 (1)                 (3)
Securities available for sale                                         (29)                 (2)                (31)
Short-term investments                                                  4                 (15)                (11)
------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)                       (99)               (338)               (437)

INTEREST EXPENSE
Money market deposit accounts                                           4                 (69)                (65)
Savings deposits                                                       --                  (4)                 (4)
NOW accounts                                                           --                  --                  --
Certificates of deposit ($100,000 or more)                            (20)                (15)                (35)
Other time deposits                                                   (22)                (53)                (75)
Deposits in foreign office                                             (8)                (23)                (31)
------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                                  (46)               (164)               (210)
Federal funds purchased and securities sold
     under repurchase agreements                                        4                 (51)                (47)
Bank notes and other short-term borrowings                            (37)                (41)                (78)
Long-term debt, including capital securities                           11                (120)               (109)
------------------------------------------------------------------------------------------------------------------
     Total interest expense                                           (68)               (376)               (444)
------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)                        $(31)               $ 38                $  7
                                                                     ====                ====                ====
------------------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

MARKET RISK MANAGEMENT

The values of some financial instruments vary not only with changes in external interest rates, but also with changes in foreign exchange rates, factors influencing valuations in the equity securities markets, and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase; the bond will become a less attractive investment. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The exposure that instruments tied to such external factors present is called "market risk." Most of Key's market risk is derived from interest rate fluctuations.

INTEREST RATE RISK MANAGEMENT

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

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions and judgments. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates, and on- and off-balance sheet management strategies. Management believes that, both individually and in the aggregate, the assumptions Key makes are reasonable. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure.

Key's guidelines for risk management call for preventive measures to be taken if the simulation modeling demonstrates that a gradual 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines. The low level of short-term interest rates at March 31, 2002, necessitated a modification of Key's standard rate scenario of a gradual decrease of 2% over twelve months to a gradual decrease of 1% over six months. As of March 31, 2002, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .98% if short-term interest rates gradually increase by 2%. Conversely, if short-term interest rates gradually decrease by 1% over the next six months, net interest income would be expected to increase by approximately .46% over the next twelve months.

MEASUREMENT OF LONG-TERM INTEREST RATE EXPOSURE. Key uses an economic value of equity model to complement short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than two years. The economic value of Key's equity is determined by aggregating the present value of projected future cash flows for asset, liability and derivative positions based on the current yield curve. However, economic value does not represent the fair values of asset, liability and derivative positions, since it does not consider factors like credit risk and liquidity.

Key's guidelines for risk management call for preventive measures to be taken if an immediate 2% increase or decrease in interest rates is estimated to reduce the economic value of equity by more than 15%. Certain short-term interest rates were limited to reductions of less than 2% since interest rates cannot decrease below zero in the economic value of equity model. Key is operating within these guidelines.

OTHER SOURCES OF INTEREST RATE EXPOSURE. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within the bounds of Key's interest rate risk, liquidity and capital guidelines. We also periodically measure the risk to earnings and economic value arising from various other hypothetical changes in the overall level of interest rates. The many interest rate scenarios modeled, and their potential impact on earnings and economic value, quantify the level of Key's interest rate exposure arising from option risk, basis risk and gap risk.

- A financial instrument presents "OPTION RISK" when one party can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans by refinancing at a lower rate. Such a prepayment gives Key a return on its investment (the principal plus some interest), but unless there is a prepayment penalty, that return will not be as high as the return that would have been generated had payments been received for the duration originally scheduled. Floating-rate loans that are capped against potential interest rate increases and deposits that can be withdrawn on demand also present option risk.

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

- We often use an interest-bearing liability to fund an interest-earning asset. For example, Key may sell certificates of deposit and use the proceeds to make loans. That strategy presents "GAP RISK" if the related liabilities and assets do not mature or reprice at the same time.

MANAGEMENT OF INTEREST RATE EXPOSURE. Key manages interest rate risk by using portfolio swaps and caps, which modify the repricing or maturity characteristics of some of our assets and liabilities. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications.

A brief description of interest rate swaps and caps is as follows:

- INTEREST RATE SWAPS are contracts in which two parties agree to exchange interest payment streams that are calculated on agreed-upon amounts (known as "notional amounts"). For example, party A will pay interest at a fixed rate to, and receive interest at a variable rate from, party B. Key generally uses interest rate swaps to mitigate its exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt.

- INTEREST RATE CAPS are contracts that provide for the holder to be compensated based on an agreed-upon notional amount when a benchmark interest rate exceeds a specified level (known as the "strike rate"). Caps limit exposure to interest rate increases, but have no effect if interest rates decline. Key has used interest rate caps to manage the risk of adverse movements in interest rates on some of its debt.

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see Note 14 ("Derivatives and Hedging Activities"), starting on page 25.

TRADING PORTFOLIO RISK MANAGEMENT

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients, and proprietary trading positions in financial assets and liabilities. The fair values of these trading portfolio items are included in "accrued income and other assets" or "accrued expense and other liabilities" on the balance sheet. For more information about these items, see Note 14 ("Derivatives and Hedging Activities"), which begins on page 25.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At March 31, 2002, Key's aggregate daily VAR was $1.1 million, compared with $1.6 million at March 31, 2001. Aggregate daily VAR averaged $1.3 million for the first three months of 2002, compared with an average of $1.4 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the first quarter of 2002 totaled $443 million, compared with $455 million for the comparable period last year. A $26 million decrease in net gains from the sales of securities was the primary reason for the decline. At the same time, noninterest income benefited from a $16 million increase in service charges on deposit accounts, attributable largely to strategies implemented in connection with Key's competitiveness initiative.

Figure 8 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the first three months of 2001.

                          FIGURE 8. NONINTEREST INCOME


 Noninterest Income


                                                            THREE MONTHS ENDED MARCH 31,                        CHANGE
                                                      ----------------------------------------     --------------------------------
dollars in millions                                          2002                   2001               AMOUNT              PERCENT
===================================================================================================================================
Trust and investment services income                         $135                   $141                  $(6)                (4.3)%
Investment banking and capital markets income                  72                     65                    7                 10.8
Service charges on deposit accounts                           100                     84                   16                 19.0
Corporate-owned life insurance income                          26                     27                   (1)                (3.7)
Letter of credit and loan fees                                 28                     29                   (1)                (3.4)
Net securities gains                                           --                     26                  (26)              (100.0)
Other income:
     Electronic banking fees                                   18                     17                    1                  5.9
     Insurance income                                          13                     14                   (1)                (7.1)
     Loan securitization servicing fees                         3                      4                   (1)               (25.0)
     Net gains from loan securitizations and sales              6                      5                    1                 20.0
     Miscellaneous income                                      42                     43                   (1)                (2.3)
-----------------------------------------------------------------------------------------------------------------------------------
          Total other income                                   82                     83                   (1)                (1.2)
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                           $443                   $455                  $(12)               (2.6)%
                                                             ====                   ====                  ====
===================================================================================================================================

TRUST AND INVESTMENT SERVICES INCOME. Trust and investment services provide Key's largest source of noninterest income. Its primary components are as shown in Figure 9. The decrease in revenue derived from these services was due largely to the effects of continued softness in the economy, leading to declines in fee income that is based on the value of assets.

                 FIGURE 9. TRUST AND INVESTMENT SERVICES INCOME


                                                                 THREE MONTHS ENDED MARCH 31,                   CHANGE
                                                               --------------------------------    ---------------------------
dollars in millions                                                   2002        2001              Amount             Percent
-------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                             $41         $46                $( 5)           (10.9)%
Institutional asset management and custody fees                         10          22                 (12)           (54.5)
Bond services                                                           20          10                  10            100.0
Brokerage commission income                                             28          26                   2              7.7
All other fees                                                          36          37                  (1)            (2.7)
----------------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income                        $135        $141                 $(6)            (4.3)%
                                                                      ====        ====                 ===
----------------------------------------------------------------------------------------------------------------------------


At March 31, 2002, Key's bank, trust and registered investment advisory subsidiaries had assets under management of $72.4 billion, compared with $71.4 billion at March 31, 2001. These assets are managed on behalf of both institutions and individuals through a variety of equity, fixed income and money market accounts. The composition of Key's assets under management is shown in Figure 10. The value of total assets under management rose by a net 1% over the past twelve months. This slight increase reflects the positive effect of net new asset inflows of approximately $2.1 billion during the same period, offset in part by a decrease in the market value of assets under management at March 31, 2001. As shown in Figure 10, more than one-half of the assets Key manages are invested in more stable fixed income or money market funds. The performance of the majority of all of Key's product types exceeded the performance of their respective benchmarks.

                       FIGURE 10. ASSETS UNDER MANAGEMENT


                                                                    2002                              2001
                                                            -------------   -------------------------------------------------------
in millions                                                        FIRST         FOURTH         THIRD        SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------------------
 ASSETS UNDER MANAGEMENT BY INVESTMENT TYPE:
      Equity                                                      $34,497        $34,799       $32,067       $35,903        $34,722
      Fixed income                                                 18,536         17,326        16,929        15,363         14,683
      Money market                                                 19,413         19,957        21,223        23,177         22,032
-----------------------------------------------------------------------------------------------------------------------------------
        Total                                                     $72,446        $72,082       $70,219       $74,443        $71,437
                                                                  =======        =======       =======       =======        =======
 Proprietary mutual funds included in assets under management:
      Equity                                                       $4,080         $3,973        $3,676        $4,351         $4,045
      Fixed income                                                  1,211          1,190         1,178         1,106          1,085
      Money market                                                 13,094         13,801        14,870        14,950         15,495
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                     $18,385        $18,964       $19,724       $20,407        $20,625
                                                                  =======        =======       =======       =======        =======
------------------------------------------------------------------------------------------------------------------------------------


INVESTMENT BANKING AND CAPITAL MARKETS INCOME. The increase in this revenue component reflects improved results from principal investing, offset in part by lower income from trading activities. As shown in Figure 11, results for the first quarter of 2002 include net gains from principal investing, compared with net losses for the year-ago quarter. The $17 million improvement in principal investing results is attributable to unrealized mark-to-market losses recorded in the first three months of 2001. Principal investing income is by nature susceptible to volatility since it is derived from investments in small to medium-sized businesses, some of which are in their early stages of economic development and strategy implementation, and thus more susceptible to changes in general economic conditions. Principal investing assets are carried on the balance sheet at fair value. The cost basis, unrealized gains (losses) and fair value of direct and indirect investments contained in Key's principal investing portfolio are summarized in Figure 12. Investments in technology-rich companies, which have been particularly hard hit by the effects of the weak economy, accounted for only $39 million, or 6%, of the fair value of Key's portfolio at March 31, 2002.

            FIGURE 11. INVESTMENT BANKING AND CAPITAL MARKETS INCOME

                                                                      THREE MONTHS ENDED MARCH 31,                CHANGE
                                                               ------------------------------------------  ---------------------
dollars in millions                                                   2002                   2001             AMOUNT    PERCENT
--------------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                                  $40                    $50               $(10)     (20.0)%
Investment banking income                                               21                     20                  1        5.0
Net gains (losses) from principal investing                              1                    (16)                17        N/M
Foreign exchange income                                                 10                     11                 (1)      (9.1)
--------------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income               $72                    $65                $ 7       10.8%
                                                                       ===                    ===                ===
--------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

                    FIGURE 12. PRINCIPAL INVESTING PORTFOLIO

MARCH 31, 2002                                          COST        UNREALIZED            FAIR
in millions                                            BASIS       GAINS (LOSSES)        VALUE
-----------------------------------------------------------------------------------------------
Direct investments                                      $459              $(55)           $404
Indirect investments                                     260               (28)            232
-----------------------------------------------------------------------------------------------
    Total                                               $719              $(83)           $636
                                                        ====              ====            ====
-----------------------------------------------------------------------------------------------

December 31, 2001                                       $699              $(79)           $620

-----------------------------------------------------------------------------------------------

March 31, 2001                                          $707              $ 15            $722
-----------------------------------------------------------------------------------------------

SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposit accounts increased by $16 million, or 19%, and accounted for the largest increase in fee income relative to the prior year. The growth of these fees is attributable primarily to strategies implemented in connection with Key's competitiveness initiative.

SECURITIES TRANSACTIONS. During the first quarter of 2001, Key realized $26 million of net securities gains from the sales of equity securities held in the available-for-sale portfolio. The securities sold were primarily those issued by financial service companies. There were no gains or losses on sales of equity securities during the first quarter of 2002.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2002 totaled $661 million, down $37 million, or 5%, from the comparable period last year. Approximately $20 million of the reduction resulted from the change in accounting for goodwill. For more information pertaining to this accounting change, see the section entitled "Amortization of intangibles," on page 46. The remainder of the decrease was attributable to smaller declines in most of the other major categories of noninterest expense.

Figure 13 shows the components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the prior year.

                         FIGURE 13. NONINTEREST EXPENSE


                                                   THREE MONTHS ENDED MARCH 31,               CHANGE
                                                   ----------------------------     ------------------------
dollars in millions                                  2002         2001               AMOUNT          PERCENT
===============================================================================================================
Personnel                                          $   363       $   364             $    (1)           (.3)%
Net occupancy                                           57            57                  --             --
Computer processing                                     54            62                  (8)         (12.9)
Equipment                                               34            38                  (4)         (10.5)
Marketing                                               26            27                  (1)          (3.7)
Amortization of intangibles                              3            26                 (23)         (88.5)
Professional fees                                       21            18                   3           16.7
Other expense:
     Postage and delivery                               15            17                  (2)         (11.8)
     Telecommunications                                  8            11                  (3)         (27.3)
     Equity- and gross receipts- based taxes             6             8                  (2)         (25.0)
     OREO expense, net                                   1             2                  (1)         (50.0)
     Miscellaneous expense                              73            68                   5            7.4
------------------------------------------------------------------------------------------------------------
        Total other expense                            103           106                  (3)          (2.8)
------------------------------------------------------------------------------------------------------------
        Total noninterest expense                  $   661       $   698             $   (37)          (5.3)%
                                                   =======       =======             =======
Full-time equivalent employees at period end        21,076        21,882                (806)          (3.7)%
------------------------------------------------------------------------------------------------------------

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, was essentially unchanged in total from the first quarter of 2001. This stability is largely because of our successful competitiveness initiative. Through this initiative we have improved efficiency and reduced the level of personnel required to conduct our business. At March 31, 2002, the number of full-time equivalent employees was 21,076, compared with 21,230 at the end of 2001 and 21,882 a year ago. Furthermore, in 2002, weaker economic conditions reduced revenues on which certain incentive compensation programs, including those related to investment banking and capital markets activities, are based. This reduction was offset by higher costs associated with salaries and benefits. Figure 14 shows the major components of Key's personnel expense.

                          FIGURE 14. PERSONNEL EXPENSE

                                     THREE MONTHS ENDED MARCH 31,                CHANGE
                                     ---------------------------   --------------------------------
dollars in millions                        2002       2001              AMOUNT             PERCENT
---------------------------------------------------------------------------------------------------
Salaries                                   $215       $211                 $ 4                 1.9 %
Employee benefits                            63         57                   6                10.5
Incentive compensation                       85         96                 (11)              (11.5)
---------------------------------------------------------------------------------------------------
     Total core personnel expense          $363       $364                 $(1)                (.3)%
                                           ====       ====                 ===
---------------------------------------------------------------------------------------------------

COMPUTER PROCESSING. The $8 million, or 13%, decrease in computer processing expense from the first three months of 2001 was due primarily to a lower level of computer software amortization. This reduction is attributable in part to improved software capitalization discipline instituted a few years ago.

EQUIPMENT. The $4 million, or 11%, decrease in equipment expense from the year-ago quarter was driven by reductions in depreciation, maintenance and rental expense stemming from cost management efforts and our competitiveness initiative.

AMORTIZATION OF INTANGIBLES. On January 1, 2002, Key stopped amortizing goodwill, consistent with the industry-wide adoption of new accounting guidance. This change reduced the company's noninterest expense by approximately $20 million. In accordance with the new guidance, Key completed its transitional goodwill impairment testing during the first quarter of 2002, and determined that no impairment existed as of January 1, 2002. For more information pertaining to the new accounting guidance, see the section entitled "Accounting Pronouncements Adopted in 2002," included in Note 1 ("Basis of Presentation"), starting on page 7.

Key continues to benefit from the expense management disciplines instituted as part of the competitiveness initiative implemented in November 1999. As illustrated in Figure 15, Key's core noninterest expense, adjusted for the divestiture of the Long Island branches (October 1999) and the sale of the credit card business (January 2000), has been stable over the past three years.

              FIGURE 15. COMPETITIVENESS INITIATIVE - COST SAVINGS
                                  In millions
                                    [GRAPH]

                                   1999               2000               2001              2002
Noninterest expense adjusted
   for inflation                 $2,776(b)          $2,869(c)          $2,949(d)          $3,020(e)
Noninterest expense (a)           2,776              2,789              2,769              2,770T
                                 ------             ------             ------             ------
Savings                          $    -             $   80             $  180             $  250
                                 ======             ======             ======             ======

(a) = Total noninterest expense less significant nonrecurring items, adjusted for divested operations
(b) = CPI base
(c) = CPI + 3.4% (Bureau of Labor Statistics Jan-Dec 2000)
(d) = CPI + 2.8% (Bureau of Labor Statistics Jan-Nov 2001)
(e) = CPI + 2.5% (Estimate of 2.5% for 2002)

T  = Target for 2002

One of management's goals is to keep noninterest expense relatively flat from 2001 to 2002, unless the growth can be attributed to incentive compensation related to even greater increases in revenue. Figure 15 shows that Key's noninterest expense for 2000 and 2001 was significantly lower than it would have been had it simply grown from its 1999 base at the rate of inflation as measured by the annual change in the consumer price index. If we are successful in hitting our targeted expense level in 2002, management estimates that the difference between Key's actual expense and that adjusted for inflation will grow to approximately $250 million. The dollar amounts shown for all years in Figure 15 are presented on a consistent basis, including the accounting for goodwill amortization.

INCOME TAXES

The provision for income taxes was $60 million for the first quarter of 2002, compared with $117 million for the first three months of 2001. The effective tax rate (which is the provision for income taxes as a percentage of income before income taxes) was 20.0%, compared with 34.9% for the first quarter of last year. The decline in the effective tax rate was due primarily to the fact that portions of our equipment leasing portfolio are now subject to a lower income tax rate than the one previously used to calculate Key's tax accrual. As a result of regulatory changes, we also benefited from a higher tax deduction for dividends paid to Key's 401(k) savings plan. In addition, Key ceased amortizing goodwill effective January 1, 2002, in accordance with new accounting guidance specified by SFAS No. 142. Management expects that Key's effective tax rate will rise to within the range of 25% to 28% in the second quarter and move to a sustainable rate, which is expected to be 3% to 5% higher, in the third quarter.

The effective tax rate remains below Key's combined statutory Federal and state rate of 37%, primarily because we continue to invest in tax-advantaged assets (such as certain leveraged lease financing receivables, tax-exempt securities and corporate-owned life insurance), and to recognize credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At March 31, 2002, total loans outstanding were $64.0 billion, compared with $63.3 billion at the end of 2001 and $67.0 billion a year ago. Among the factors that contributed to the 5% decrease in our loans over the past year are:

- loan sales completed to improve the profitability of Key's overall portfolio, or to accommodate our funding needs;

-    weaker loan demand stemming from the sluggish economy; and

- our May 2001 decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain nonrelationship, credit-only commercial lending.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to allow us to continue to capitalize on our lending opportunities. Newport Mortgage Company, L.P. and National Realty Funding L.C., both of which were acquired in 2000, have improved Key's ability to generate and securitize new loans, especially in the area of commercial real estate. In addition, over the past two years, we have sold loans and referred new business to an asset-backed commercial paper conduit. This arrangement allows us to generate referral revenue without having to add certain low interest rate spread assets to the balance sheet. For more information about the conduit, see Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk"), starting on page 23.

Key's loans outstanding (excluding loans held for sale) would have grown by $1.4 billion, or 2%, over the past twelve months if we had not securitized and/or sold $4.5 billion of loans during that period. Assuming no loan sales, the level of commercial loans would have been unchanged from a year ago. Growth in our commercial real estate and lease financing portfolios was essentially offset by declines in other commercial portfolios, reflecting continued weakness in the economy and our decision to eliminate nonrelationship lending in the leveraged financing and nationally syndicated lending businesses.

At March 31, 2002, Key's commercial real estate portfolio included mortgage loans of $6.5 billion and construction loans of $5.9 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $65 million. The average size of a construction loan was $7 million for commercial projects and $1 million for residential projects. The largest construction loan was $72 million. Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and National Commercial Real Estate (a national line of business that cultivates relationships both within and beyond the branch system). At March 31, our national line of business accounted for approximately 63% of Key's total commercial real estate loans outstanding. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 16, is diversified by both industry type and geography.

                     FIGURE 16. COMMERCIAL REAL ESTATE LOANS

MARCH 31, 2002                                      GEOGRAPIC REGION
                              ----------------------------------------------------------------          TOTAL           PERCENT OF
dollars in millions             EAST              MIDWEST           CENTRAL              WEST           AMOUNT            TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
     Multi-family properties   $  455              $  642            $  520            $  741          $ 2,358             19.0%
     Retail properties            306                 820               102               237            1,465             11.8
     Office buildings             218                 248               125               232              823              6.6
     Residential properties        58                 132               101               354              645              5.2
     Warehouses                    92                 266               141               195              694              5.6
     Manufacturing facilities      28                  29                 2                11               70               .6
     Hotels/Motels                  8                  26                 1                 9               44               .3
     Other                        543                 629               130               486            1,788             14.4
--------------------------------------------------------------------------------------------------------------------------------
                                1,708               2,792             1,122             2,265            7,887             63.5
Owner-occupied                    631               1,812               537             1,548            4,528             36.5
--------------------------------------------------------------------------------------------------------------------------------
     Total                     $2,339              $4,604            $1,659            $3,813          $12,415            100.0%
                               ======              ======            ======            ======          =======           ======
--------------------------------------------------------------------------------------------------------------------------------

Consumer loans increased (assuming no loan sales) by $552 million, or 2%, from the first quarter of 2001. The growth of the home equity portfolio during the past year more than offset declines of $636 million in installment loans, $1.2 billion in automobile lease financing receivables and $482 million in residential real estate mortgage loans. The declines in installment loans and automobile lease financing receivables reflect our decision to de-emphasize indirect prime automobile lending and exit the automobile leasing business. Our home equity portfolio grew by $2.9 billion, largely as a result of lower interest rates and our efforts to grow this business.

Key's home equity portfolio is derived from both our Retail Banking line of business (61% of the home equity portfolio at March 31, 2002), and our National Home Equity line of business.

The National Home Equity line of business has two components: Champion Mortgage Company, a home equity finance company that Key acquired in August 1997; and Key Home Equity Services, which acts as a third-party purchaser of home equity loans. The average loan-to-value ratio at origination for a loan generated by the National Home Equity line of business is 77%. First lien positions comprised 83% of the portfolio for this line of business at March 31, 2002.

Key Home Equity Services purchases loans in two primary ways: on a loan-by-loan basis from an extensive network of correspondents and agents, and in bulk portfolio acquisitions from home equity loan companies. Key intends to discontinue the latter approach in 2002.

Figure 17 summarizes Key's home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and the yields achieved on the portfolio as a whole. The portfolio has grown by 23% since March 31, 2001.

                          FIGURE 17. HOME EQUITY LOANS

                                                      2002                                  2001
                                                -------------    -----------------------------------------------------------
dollars in millions                                    FIRST          FOURTH           THIRD          SECOND         FIRST
----------------------------------------------------------------------------------------------------------------------------
SOURCE OF LOANS OUTSTANDING AT PERIOD END
Champion Mortgage Company                             $2,031          $1,886          $1,608          $1,600         $1,325
Key Home Equity Services division                      2,870           2,867           3,008           2,919          2,842
----------------------------------------------------------------------------------------------------------------------------
     National Home Equity line of business             4,901           4,753           4,616           4,519          4,167
Retail KeyCenters and other sources                    7,761           6,431           6,210           6,147          6,121
----------------------------------------------------------------------------------------------------------------------------
     Total                                           $12,662         $11,184         $10,826         $10,666        $10,288
                                                     =======         =======         =======         =======        =======
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at period end                       $ 77            $ 50            $ 77            $ 90          $ 102
Net charge-offs for the period                             3              50              16              25              6
Yield for the period                                    7.26%           7.82%           8.38%           8.74%          9.38%
----------------------------------------------------------------------------------------------------------------------------

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.7 billion of commercial real estate loans, $1.4 billion of residential mortgage loans, $880 million of education loans ($491 million through securitizations) and $526 million of other types of loans.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-    the relative cost of funds;

-    the level of credit risk; and

-    capital requirements.

Figure 18 summarizes Key's loan sales (including securitizations) for the first quarter of 2002 and all of 2001.

                       FIGURE 18. LOANS SOLD AND DIVESTED

                                               COMMERCIAL         RESIDENTIAL            HOME
in millions                COMMERCIAL         REAL ESTATE         REAL ESTATE           EQUITY           EDUCATION       TOTAL
-----------------------------------------------------------------------------------------------------------------------------
         2002
-------------------------
First quarter                   --                $319                  --               $9                $116        $444

-----------------------------------------------------------------------------------------------------------------------------
Total                           --                $319                  --               $9                $116        $444
                                ==                ====                  ==               ==                ====        ====
         2001
-------------------------
Fourth quarter                  --                $678                  --             $145                $ 23       $ 846

Third quarter                   --                  93              $1,427              269                 597       2,386

Second quarter                 $44                 577                  20               59                 144         844

First quarter                   --                 327                   1               14                 449         791
-----------------------------------------------------------------------------------------------------------------------------

Total                          $44              $1,675              $1,448             $487              $1,213      $4,867
                               ===              ======              ======             ====              ======      ======
-----------------------------------------------------------------------------------------------------------------------------


Figure 19 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $681 million of the $17.0 billion of loans administered or serviced at March 31, 2002. Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from any securitized assets retained. The commercial real estate loans shown in Figure 19 are serviced by National Realty Funding L.C., which was acquired by Key in January 2000. Other financial institutions originated most of these loans. Most of the $593 million of assets held in the asset-backed commercial paper conduit, for which Key serves as a referral agent, are also included in Figure 19. For more information regarding the conduit, see Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk"), starting on page 23.

                    FIGURE 19. LOANS ADMINISTERED OR SERVICED

                                 MARCH 31,           DECEMBER 31,         SEPTEMBER 30,          JUNE 30,           MARCH 31,
in millions                           2002                   2001                  2001              2001                2001
------------------------------------------------------------------------------------------------------------------------------
Education loans                     $4,258                 $4,433                $4,604            $4,305              $4,428
Automobile loans                       108                    131                   199               254                 340
Home equity loans                      668                    768                   890               965               1,085
Commercial real estate loans        11,621                 10,471                 9,368             9,293               8,068
Commercial loans                       349                    913                   901               951               1,023
------------------------------------------------------------------------------------------------------------------------------
     Total                         $17,004                $16,716               $15,962           $15,768             $14,944
                                   =======                =======               =======           =======             =======
------------------------------------------------------------------------------------------------------------------------------

SECURITIES

At March 31, 2002, the securities portfolio totaled $6.9 billion and included $5.8 billion of securities available for sale and $1.1 billion of investment securities. In comparison, the total portfolio at December 31, 2001, was $6.5 billion, including $5.4 billion of securities available for sale and $1.1 billion of investment securities.

The size and composition of Key's securities portfolio are dependent largely on our needs for liquidity and the extent to which we are required or elect to hold these assets as collateral to secure public and trust deposits. Although debt securities are generally used for this purpose, other assets, such as securities purchased under resale agreements, may be used temporarily when they provide more favorable yields.

The majority of Key's securities portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (sometimes called a "CMO") is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At March 31, 2002, Key had $5.3 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $4.8 billion at December 31, 2001. Substantially all of these securities were issued or backed by Federal agencies.

Figure 20 shows the composition, yields and remaining maturities of Key's securities available for sale. Figure 21 provides the same information about Key's investment securities. For more information about retained interests in securitizations, and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 13.

                    FIGURE 20. SECURITIES AVAILABLE FOR SALE

                                                                                            OTHER
                                    U.S. TREASURY,      STATES AND    COLLATERALIZED      MORTGAGE-                RETAINED
                                      AGENCIES AND       POLITICAL          MORTGAGE         BACKED            INTERESTS IN
dollars in millions                   CORPORATIONS    SUBDIVISIONS       OBLIGATIONS(a)   SECURITIES(a)      SECURITIZATIONS(a)
-------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
Remaining maturity:
     One year or less                          $ 2              --            $  889          $  21                    $  8
     After one through five years               79             $13             3,145            859                     214
     After five through ten years                5               7               178             16                      --
     After ten years                            11              --               167             27                      --
------------------------------------------------------------------------------------------------------------------------------
Fair value                                     $97             $20            $4,379           $923                    $222
Amortized cost                                  97              20             4,409            900                     195
Weighted average yield(b)                     3.61%           4.71%             6.27%          6.96%                  17.50%
Weighted average maturity                2.8 YEARS       4.8 YEARS         3.0 YEARS      2.6 YEARS               3.5 YEARS
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Fair value                                     $99             $21            $3,805         $1,032                    $234
Amortized cost                                  99              21             3,791          1,008                     214
------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Fair value                                    $220             $31            $4,708         $1,306                    $287
Amortized cost                                 220              31             4,680          1,289                     320
------------------------------------------------------------------------------------------------------------------------------


                                                                            WEIGHTED
                                            OTHER                            AVERAGE
dollars in millions                    SECURITIES            TOTAL             YIELD(b)
---------------------------------------------------------------------------------------
MARCH 31, 2002
Remaining maturity:
     One year or less                         $ 7           $  927              7.07%
     After one through five years               7            4,317              6.43
     After five through ten years               7              213              8.38
     After ten years                          133(c)           338              8.61
-------------------------------------------------------------------------------------
Fair value                                   $154           $5,795                --
Amortized cost                                169            5,790              6.71%
Weighted average yield(b)                    5.41%            6.71%               --
Weighted average maturity              10.0 YEARS        3.1 YEARS                --
-------------------------------------------------------------------------------------
DECEMBER 31, 2001
Fair value                                   $155           $5,346                --
Amortized cost                                170            5,303              7.26%
-------------------------------------------------------------------------------------
MARCH 31, 2001
Fair value                                   $348           $6,900                --
Amortized cost                                350            6,890              7.08%

-------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities of $136 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c) Includes primarily marketable equity securities (including an internally managed portfolio of bank common stock investments) with no stated maturity.

                        FIGURE 21. INVESTMENT SECURITIES

                                           STATES AND                                             WEIGHTED
                                            POLITICAL             OTHER                            AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES            TOTAL           YIELD(a)
----------------------------------------------------------------------------------------------------------
MARCH 31, 2002
Remaining maturity:
     One year or less                            $ 85              $  6           $   91             7.48%
     After one through five years                  94                --               94             9.67
     After five through ten years                  36                58               94             6.67
     After ten years                                1               864(b)           865             4.73
---------------------------------------------------------------------------------------------------------
Amortized cost                                   $216              $928           $1,144             7.16%
Fair value                                        224               928            1,152               --
Weighted average yield(a)                        8.65%             4.97%            7.16%              --
Weighted average maturity                   2.5 YEARS         9.2 YEARS        5.2 YEARS               --
---------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Amortized cost                                   $225              $894           $1,119             7.24%
Fair value                                        234               894            1,128               --
---------------------------------------------------------------------------------------------------------
MARCH 31, 2001
Amortized cost                                   $316              $892           $1,208             8.01%
Fair value                                        328               892            1,220               --
---------------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost and exclude equity securities of $777 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b) Includes equity securities (primarily principal investing assets) with no stated maturity.

ASSET QUALITY

Key has a multi-faceted program to manage asset quality. Our professionals:

-    evaluate and monitor credit quality and risk in credit-related assets;

-    develop commercial and consumer credit policies and systems;

-    monitor compliance with internal underwriting standards;

-    establish credit-related concentration limits; and

-    review the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at March 31, 2002, was $1.6 billion, or 2.51% of loans. This compares with $1.0 billion, or 1.49% of loans, at March 31, 2001. The allowance includes $176 million (for 2002) and $111 million (for 2001) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 16. At March 31, 2002, the allowance for loan losses was 165.16% of nonperforming loans, compared with 140.39% at March 31, 2001.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 59 of Key's 2001 Annual Report to Shareholders. The allowance was increased in 2001 because of continued weakness in the economy and the related adverse effects on specific loan portfolios. As discussed in the following section entitled "Run-off

Loan Portfolio," the higher allowance was also necessary to implement Key's decision to eliminate certain types of commercial lending.

RUN-OFF LOAN PORTFOLIO. In May 2001, management segregated $300 million of Key's allowance for loan losses in connection with the decision to eliminate nonrelationship lending in the leveraged financing and nationally syndicated lending businesses. An additional $190 million was added to this allowance in the fourth quarter. The segregated allowance is being used to exit what initially amounted to approximately $2.7 billion in related commitments (including $1.6 billion of loans outstanding, which were moved to a separate run-off portfolio) and for losses incurred in connection with loan sales. Approximately $1.5 billion of these commitments (including $941 million of loans outstanding) were remaining as of March 31. The majority of the loans are performing in accordance with their contractual terms. As write-downs on the run-off portfolio occur over time, we do not expect to replenish the related allowance.

Figure 22 summarizes certain asset quality indicators, segregated between Key's continuing and run-off loan portfolios. Additional information pertaining to the run-off portfolio is presented in Figure 23.

  FIGURE 22. ASSET QUALITY INDICATORS -- CONTINUING AND RUN-OFF LOAN PORTFOLIOS

                                                                                                        THREE MONTHS ENDED
                                                        MARCH 31, 2002                                    MARCH 31, 2002
                                 ---------------------------------------------------------------     ----------------------
                                                    Allowance for Loan Losses                         Net Loan Charge-offs
                                       Loans        -------------------------      Nonperforming     ----------------------
dollars in millions              Outstanding          Amount       % of Loans              Loans     Amount       % of Loans
-----------------------------------------------------------------------------------------------------------------------------
Continuing loan portfolio            $63,015          $1,402             2.22%              $765       $136           .88%
Run-off loan portfolio                   941             205            21.79                208         70(a)        N/M
--------------------------------------------------------------------------------------------------------------------------
Total loan portfolio                 $63,956          $1,607             2.51%              $973       $206         1.32%
                                     =======          ======                                ====       ====
--------------------------------------------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and loans sold. N/M = Not Meaningful

                        FIGURE 23. RUN-OFF LOAN PORTFOLIO

SUMMARY OF CHANGES IN COMMITMENTS
AND LOANS OUTSTANDING                        TOTAL                   LOANS
in millions                            COMMITMENTS             OUTSTANDING
---------------------------------------------------------------------------
Balance at December 31, 2001                $1,694                  $1,023
    Charge-offs                                (44)                    (44)
    Payments, expirations and
      other changes, net                      (118)                    (38)
---------------------------------------------------------------------------
Balance at March 31, 2002                   $1,532                   $ 941
                                            ======                   ======
---------------------------------------------------------------------------

SUMMARY OF CHANGES IN NONPERFORMING LOANS
AND NONREPLENISHING ALLOWANCE FOR LOAN LOSSES(a)    NONPERFORMING         NONREPLENISHING
in millions                                                LOANS               ALLOWANCE
-----------------------------------------------------------------------------------------
Balance at December 31, 2001                                $231                    $275
    Loans placed on nonaccrual status                         26                     N/A
    Charge-offs                                              (44)                    (70)
    Payments                                                  (5)                    N/A
-----------------------------------------------------------------------------------------
Balance at March 31, 2002                                   $208                    $205
                                                            ====                    ====
-----------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and loans sold.

N/A = Not Applicable

NET LOAN CHARGE-OFFS. Net loan charge-offs for the first quarter of 2002 were $206 million, or 1.32% of average loans, compared with $109 million, or .66% of average loans, for the first three months of last year. The composition of Key's loan charge-offs and recoveries by type of loan is shown in Figure 25. Most of the increase in net charge-offs occurred in the commercial loan portfolio, reflecting the effects of continued weakness in the economy, Key's continuing efforts to resolve credits within the commercial loan run-off portfolio and loan sales. As shown in Figure 23, we used $70 million of Key's nonplenishing allowance during the first quarter to absorb losses arising from the run-off loan portfolio and loan sales. The largest contributor to Key's net charge-offs for the first quarter of 2002 was the structured finance portfolio, which accounted for 19% of total net charge-offs. This portfolio represents loans to highly leveraged companies and constituted less than 3% of Key's total loans at March 31, 2002. The structured finance portfolio is also discussed in the section entitled "Nonperforming assets," beginning on page 55.

                   FIGURE 24. SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                      ---------------------------------
dollars in millions                                                                     2002                       2001
------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period                                          $63,488                    $67,033
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                                      $1,677                     $1,001
Loans charged off:
     Commercial, financial and agricultural                                               84                         48
     Real estate -- commercial mortgage                                                   48                          8
     Commercial lease financing                                                           20                          3
------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                                         152                         59
     Real estate -- residential mortgage                                                   1                          2
     Home equity                                                                          14                          6
     Consumer -- direct                                                                   14                         12
     Consumer -- indirect lease financing                                                  7                          6
     Consumer -- indirect other                                                           45                         50
------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                                            81                         76
------------------------------------------------------------------------------------------------------------------------
                                                                                         233                        135
Recoveries:
     Commercial, financial and agricultural                                               10                          7
     Real estate -- commercial mortgage                                                    1                         --
     Commercial lease financing                                                            1                          1
------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                                          12                          8
     Real estate -- residential mortgage                                                   1                          2
     Consumer -- direct                                                                    2                          2
     Consumer -- indirect lease financing                                                  2                          2
     Consumer -- indirect other                                                           10                         12
------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                                            15                         18
------------------------------------------------------------------------------------------------------------------------
                                                                                          27                         26
------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                                   (206)                      (109)
Provision for loan losses                                                                136                        110
Allowance related to loans sold, net                                                      --                         (1)
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                                            $1,607                     $1,001
                                                                                      ======                     ======
------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                                                   1.32%                       .66%
Allowance for loan losses to period-end loans                                           2.51                       1.49
Allowance for loan losses to nonperforming loans                                      165.16                     140.39
------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS. Figure 25 shows the composition of Key's nonperforming assets. These assets totaled $1.0 billion at March 31, 2002, and represented 1.58% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $947 million, or 1.49%, at December 31, 2001, and $740 million, or 1.10%, at March 31, 2001.

          FIGURE 25. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                        MARCH 31,    DECEMBER 31,         SEPTEMBER 30,    JUNE 30,      MARCH 31,
dollars in millions                                          2002            2001                  2001        2001           2001
-----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $ 470            $409                  $399        $384           $348
Real estate -- commercial mortgage                            156             187                   169         128             84
Real estate -- construction                                    77              83                    70          35             29
-----------------------------------------------------------------------------------------------------------------------------------
     Total commercial real estate loans(a)                    233             270                   239         163            113
Commercial lease financing                                    100              94                    83          83             50
-----------------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                                   803             773                   721         630            511
Real estate -- residential mortgage                            51              42                    40          32             56
Home equity                                                    77              50                    77          90            102
Consumer -- direct                                              9               9                     9           8              8
Consumer -- indirect lease financing                            8              10                    13          11              9
Consumer -- indirect other                                     25              26                    25          26             27
-----------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                     170             137                   164         167            202
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                973             910                   885         797            713
OREO                                                           41              38                    26          27             28
Allowance for OREO losses                                      (2)             (1)                   (1)         (1)            (1)
-----------------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                                    39              37                    25          26             27
Other nonperforming assets                                     --              --                     3          --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                            $1,012            $947                  $913        $823           $740
                                                           ======            ====                  ====        ====           ====
-----------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                      $203          $  250                $  332        $280           $299
Accruing loans past due 30 through 89 days                    897           1,096                 1,084         937            962
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                      1.52%           1.44%                 1.37%       1.20%          1.06%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets                1.58            1.49                  1.41        1.23           1.10
-----------------------------------------------------------------------------------------------------------------------------------




(a) See Figure 16 on page 49 and the accompanying discussion on page 48 for more information related to Key's commercial real estate portfolio.

The economic slowdown can be expected to continue to impact Key's loan portfolio in general, although the erosion in credit quality that we have experienced is concentrated in several distinct commercial portfolios of limited size. At March 31, 2002, two portfolios, Structured Finance and Healthcare, accounted for $145 million and $132 million, respectively, of Key's nonperforming loans. Although these two portfolios comprised less than 5% of Key's total loans, they accounted for 28% of total nonperforming loans. At March 31, 2002, our 20 largest nonperforming loans totaled $287 million, representing 29% of total loans on nonperforming status. These loans include a $23 million credit in the Large Corporate portfolio that was placed on nonaccrual status during the first quarter. As shown in Figure 23, at March 31, 2002, the run-off loan portfolio accounted for $208 million, or 21%, of Key's total nonperforming loans presented in Figure 25.

Further information pertaining to the credit exposure inherent in the largest sector of Key's loan portfolio, commercial, financial and agricultural loans, is presented in Figure 26. The types of activity that caused the change in Key's nonperforming loans during the last five quarters are summarized in Figure 27.

             FIGURE 26. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

                                                                                   NONPERFORMING LOANS
                                                                             --------------------------------
MARCH 31, 2002                                    TOTAL              LOANS                        % OF LOANS
dollars in millions                         COMMITMENTS        OUTSTANDING           AMOUNT      OUTSTANDING
-------------------------------------------------------------------------------------------------------------
Industry classification:
    Manufacturing                               $10,139             $4,479             $137              3.1%
    Services                                      5,762              2,642              107              4.0
    Financial services                            5,456                986                6               .6
    Retail trade                                  4,069              2,317               58              2.5
    Wholesale trade                               2,998              1,475               22              1.5
    Property management                           2,435              1,138                5               .4
    Public utilities                              1,419                322               --               --
    Communications                                1,136                608               37              6.1
    Agriculture/forestry/fishing                  1,204                756               23              3.0
    Building contractors                          1,252                582               35              6.0
    Public administration                           758                358                8              2.2
    Transportation                                  677                458                7              1.5
    Insurance                                       568                131               --               --
    Mining                                          381                226                1               .4
    Individuals                                     337                192                1               .5
    Other                                         1,892              1,577               23              1.5
-------------------------------------------------------------------------------------------------------------
       Total                                    $40,483            $18,247             $470              2.6%
                                                =======            =======             ====
-------------------------------------------------------------------------------------------------------------




              FIGURE 27. SUMMARY OF CHANGES IN NONPERFORMING LOANS

                                                  2002                                  2001
                                              -----------   ------------------------------------------------------------------
in millions                                        FIRST            FOURTH            THIRD            SECOND           FIRST
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $ 910              $885             $797              $713            $650
     Loans placed on nonaccrual status               294               407              324               455             255
     Charge-offs                                    (206)             (220)            (173)             (170)           (109)
     Loans sold                                       --               (83)             (35)             (137)             (5)
     Payments                                        (22)              (65)             (20)              (61)            (62)
     Transfers to OREO                                (3)              (12)              (8)               (2)             (7)
     Loans returned to accrual status                 --                (2)              --                (1)             (9)
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                           $ 973              $910             $885              $797            $713
                                                   =====              ====             ====              ====            ====
------------------------------------------------------------------------------------------------------------------------------


DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits"--domestic deposits other than certificates of deposit of $100,000 or more--are Key's primary source of funding. During the first quarter of 2002, core deposits averaged $37.3 billion, and represented 52% of the funds Key used to support earning assets, compared with $37.9 billion and 49% during the first three months of 2001. The composition of Key's deposits is shown in Figure 6, which spans pages 38 and 39.

The slight decline in the level of Key's core deposits over the past twelve months was due primarily to a lower level of time deposits. Time deposits decreased by 10% because, like our competitors, Key reduced the rates paid for them as the Federal Reserve reduced interest rates in general. At the same time, Key's money market deposit accounts and noninterest-bearing deposits grew, since clients view these investments as relatively liquid and stable in a weak economy.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $16.3 billion during the first quarter of 2002, compared with $21.7 billion a year ago. As shown in Figure 6, Key has reduced its reliance on each of these funding sources. This is attributable in part to loan sales, slow demand for loans and from the decision made in May 2001 to scale back or discontinue certain types of lending. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. No securitizations were completed during the first three months of 2002.

LIQUIDITY

"Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations when due. Key has sufficient liquidity when it can meet the needs of depositors, borrowers and creditors at a reasonable cost, on a timely basis, and without adverse consequences. KeyCorp has sufficient liquidity when it can pay dividends to shareholders, service its debt, and support customary corporate operations and activities, including acquisitions, at a reasonable cost, in a timely manner and without adverse consequences.

LIQUIDITY RISK. Management recognizes that there are circumstances that could adversely affect Key's liquidity or materially affect the cost of funds. One such circumstance involves the occurrence of events that are systemic in nature, such as terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Examples of these events are the September 11 attacks on the World Trade Center and Pentagon, and the fall, 1998 Russian and Long-Term Capital Management defaults. Another circumstance is a significant downgrade in the public credit rating of Key by a rating agency due to a deterioration in asset quality, a large charge to earnings, a significant merger or acquisition or other events. In addition, market speculation or rumors about Key may cause normal funding sources to withdraw credit until further information becomes available.

LIQUIDITY FOR KEY. Key's Funding and Investment Management Group monitors the overall mix of funding sources with the objective of maintaining an appropriate mix in light of the structure of the asset portfolios. We use several tools to maintain sufficient liquidity.

- We maintain portfolios of short-term money market investments and securities available for sale, substantially all of which could be converted to cash quickly at a small expense.

- Key's portfolio of investment securities generates payments at maturity and prepayments (often at a premium).

- We try to structure the maturities of our loans so that we receive a relatively consistent stream of payments from borrowers. We also selectively securitize and package loans for sale.

- Our 911 full-service KeyCenters in 12 states generate a sizable volume of core deposits. We monitor deposit flows and use alternative pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of March 31, 2002.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first three months of 2002, affiliate banks paid KeyCorp a total of $19 million in dividends. As of March 31, 2002, the affiliate banks had an additional $570 million available to pay dividends to KeyCorp without prior regulatory approval. KeyCorp generally maintains excess funds in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first three months of 2002, Key's affiliate banks raised $925 million under Key's bank note program. Of the notes issued during the quarter, $500 million have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association), all of which was available for future issuance at March 31, 2002.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $5.0 billion of borrowings outstanding under this facility as of March 31, 2002, $1.0 billion of which were issued during the first quarter. At the end of the first quarter, $4.7 billion was available for future issuance under this program.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a revolving credit agreement with an unaffiliated financial institution that provide funding availability of up to $500 million and $400 million, respectively. As of March 31, 2002, no amount was outstanding under either facility.

PARENT COMPANY NOTE PROGRAM AND OTHER SECURITIES. KeyCorp has registered with the Securities and Exchange Commission to provide for the issuance of up to $2.2 billion of securities, which could include long- or short-term debt, or equity securities. At March 31, 2002, all of this capacity remained unused, including $1.0 billion which is reserved for issuance as medium-term notes.

Key has favorable debt ratings as shown in Figure 28 below. As long as those debt ratings are maintained, management believes that, under normal conditions in the capital markets, any eventual offering of securities would be marketable to investors at a competitive cost.

                             FIGURE 28. DEBT RATINGS

                                                                      SENIOR      SUBORDINATED
                                              SHORT-TERM           LONG-TERM         LONG-TERM             CAPITAL
MARCH 31, 2002                                BORROWINGS                DEBT              DEBT          SECURITIES
-------------------------------------------------------------------------------------------------------------------

KEYCORP
-------------------------------------
Standard & Poor's                                    A-2                  A-              BBB+                 BBB
Moody's                                              P-1                  A2                A3              "Baal"

KEYBANK NATIONAL ASSOCIATION
-------------------------------------
Standard & Poor's                                    A-1                   A                A-                 N/A
Moody's                                              P-1                  A1                A2                 N/A
-------------------------------------------------------------------------------------------------------------------

N/A=Not Applicable

Figure 32 on page 49 of Key's 2001 Annual Report to Shareholders summarizes Key's significant cash obligations and contractual amounts of off-balance sheet lending-related commitments at December 31, 2001, by the specific time periods in which related payments are due or commitments expire. These commitments have not changed significantly since the end of last year.

CAPITAL AND DIVIDENDS

SHAREHOLDERS' EQUITY. Total shareholders' equity at March 31, 2002, was $6.4 billion, up $247 million from the balance at December 31, 2001. Net income and a reduction in treasury stock more than offset the effect of net unrealized losses on securities available for sale in the first quarter.

SHARE REPURCHASES. In September 2000, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including the 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first three months of 2002, Key did not repurchase any of its common shares. At March 31, 2002, a remaining balance of 16,764,400 shares may be repurchased under the September 2000 authorization.

At March 31, 2002, Key had 66,434,962 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option and dividend reinvestment plans, and for other corporate purposes. During the first quarter, Key reissued 1,448,762 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.87% at March 31, 2002, compared with 7.60% at December 31, 2001, and 7.75% at March 31, 2001.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-weighted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2002, Key's Tier 1 capital ratio was 7.92%, and its total capital ratio was 12.02%.

The leverage ratio is Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2002, KeyCorp had a leverage ratio of 8.13%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from "critically undercapitalized" to "well capitalized." Both of Key's affiliate banks qualified as "well capitalized" at March 31, 2002, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at March 31, 2002. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 29 presents the details of Key's regulatory capital position at March 31, 2002, December 31, 2001 and March 31, 2001.

             FIGURE 29. CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

                                                                   MARCH 31,          DECEMBER 31,              MARCH 31,
dollars in millions                                                     2002                  2001                   2001
--------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                                        $6,388                $6,117                 $6,730
Qualifying capital securities                                          1,232                 1,243                  1,243
Less:  Goodwill                                                        1,101                 1,101                  1,311
       Other assets(b)                                                    35                    37                     45
--------------------------------------------------------------------------------------------------------------------------
       Total Tier 1 capital                                            6,484                 6,222                  6,617
--------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses(c)                                           1,017                 1,040                  1,001
Net unrealized holding gains(d)                                           --                    --                      1
Qualifying long-term debt                                              2,338                 2,286                  2,587
--------------------------------------------------------------------------------------------------------------------------
       Total Tier 2 capital                                            3,355                 3,326                  3,589
--------------------------------------------------------------------------------------------------------------------------
       Total risk-based capital                                      $ 9,839               $ 9,548                 $10,206
                                                                     =======               =======                 =======
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet                                $68,090               $67,783                $71,251
Risk-weighted off-balance sheet exposure                              15,270                17,480                 12,747
Less:  Goodwill                                                        1,101                 1,101                  1,311
       Other assets(b)                                                    35                    37                     45
Plus:  Market risk-equivalent assets                                     215                   217                    226
       Net unrealized holding gains(d)                                    --                    --                      1
--------------------------------------------------------------------------------------------------------------------------
       Gross risk-weighted assets                                     82,439                84,342                 82,869
Less:  Excess allowance for loan losses(c)                               590                   637                     --
--------------------------------------------------------------------------------------------------------------------------
       Net risk-weighted assets                                      $81,849               $83,705                $82,869
                                                                     =======               =======                =======
AVERAGE QUARTERLY TOTAL ASSETS                                       $80,871               $82,467                $86,324
                                                                     =======               =======                =======

CAPITAL RATIOS
Tier 1 risk-based capital ratio                                         7.92%                 7.43%                  7.99%
Total risk-based capital ratio                                         12.02                 11.41                  12.32
Leverage ratio(e)                                                       8.13                  7.65                   7.79
--------------------------------------------------------------------------------------------------------------------------


(a) Common shareholders' equity does not include net unrealized gains or losses on securities (except for net unrealized losses on marketable equity securities) and net gains or losses on cash flow hedges.

(b) Intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights.

(c) The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of gross risk-weighted assets, excluding those with low-level recourse.

(d) Net unrealized holding gains included in Tier 2 capital are limited by regulation to 45% of net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.

(e) This ratio is Tier 1 capital divided by average quarterly total assets less goodwill and the nonqualifying intangible assets described in footnote (b).

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section beginning on page 40 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information presented in Note 12 ("Legal Proceedings"), beginning on page 21, of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION

          REGULATORY CAPITAL STANDARDS AND RELATED MATTERS. In late January 2002, the Federal banking agencies published their final rule on the regulatory capital treatment of certain equity investments made by banking organizations in companies engaged in nonfinancial activities. The final rule becomes effective on April 1, 2002.

          The final rule imposes marginal capital charges (applied by making deductions from Tier 1 capital), which increase as the banking organization's aggregate carrying amount of its covered equity investments increase in relation to its Tier 1 capital. Such capital charges range from 8% to 25% as such aggregate carrying amount increases from 15% to 25% of the banking organization's Tier 1 capital. Management anticipates that this final rule will not have any adverse material effect on Key's regulatory capital.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (10.1) Form of Award of Restricted Stock (2002 -- 2003)

          (10.2) Form of Award of Restricted Stock (2002 -- 2004)

          (10.3) Award of Restricted Stock to Henry L. Meyer III (2002 -- 2003)

          (10.4) Award of Restricted Stock to Henry L. Meyer III (2002 -- 2004)

          (15) Acknowledgment Letter of Independent Auditors

     (b)  Reports on Form 8-K

          January 16, 2002 - Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on January 16, 2002, the Registrant issued a press release announcing its earnings results for the three-and twelve-month periods ended December 31, 2001, and providing a slide presentation reviewed in the related conference call/webcast.

          No other reports on Form 8-K were filed during the three-month period ended March 31, 2002.

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

                                                       KEYCORP
                                         ------------------------------------
                                                    (Registrant)


Date:  May 13, 2002                      /s/     Lee Irving
                                         ------------------------------------
                                         By:   Lee Irving
                                               Executive Vice President
                                               and Chief Accounting Officer