Form 10-Q
period 2002-06-30
KEYCORP /NEW/
filed 2002-08-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       or

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ To _______

                          Commission File Number 0-850


                                [KEYCORP LOGO]

             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                        34-6542451
--------------------------------------          ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

127 PUBLIC SQUARE, CLEVELAND, OHIO                       44114-1306
---------------------------------------         ----------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (216) 689-6300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Shares with a par value of $1 each        426,529,863 Shares
 ---------------------------------------------   ------------------------------
                (Title of class)                 (Outstanding at July 31, 2002)

                                    KEYCORP

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION



Item 1. FINANCIAL STATEMENTS                                                    Page Number
                                                                                ------------
        Consolidated Balance Sheets --
          June 30, 2002, December 31, 2001 and June 30, 2001                        3

        Consolidated Statements of Income --
          Three and six months ended June 30, 2002 and 2001                         4

        Consolidated Statements of Changes in Shareholders' Equity --               5
          Six months ended June 30, 2002 and 2001

        Consolidated Statements of Cash Flow --
          Six months ended June 30, 2002 and 2001                                   6

        Notes to Consolidated Financial Statements                                  7

        Independent Accountants' Review Report                                     31

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                32

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                     65


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS                                                          65

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        65

Item 5. OTHER INFORMATION                                                          66

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                           67

        Signature                                                                  68

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


-----------------------------------------------------------------------------------------------------------------------------------
                                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           JUNE 30,    DECEMBER 31,      JUNE 30,
dollars in millions                                                                            2002            2001          2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (UNAUDITED)                   (UNAUDITED)
ASSETS
Cash and due from banks                                                                    $  2,929        $  2,891      $  2,781
Short-term investments                                                                        1,471           1,898         1,961
Securities available for sale                                                                 6,349           5,346         6,706
Investment securities (fair value: $1,129, $1,128 and $1,182)                                 1,119           1,119         1,171
Loans, net of unearned income of $1,746, $1,778 and $1,762                                   63,881          63,309        66,693
       Less: Allowance for loan losses                                                        1,539           1,677         1,231
-----------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                             62,342          61,632        65,462
Premises and equipment                                                                          659             687           694
Goodwill                                                                                      1,105           1,101         1,141
Corporate-owned life insurance                                                                2,359           2,313         2,265
Accrued income and other assets                                                               4,445           3,951         3,657
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                        $ 82,778        $ 80,938      $ 85,838
                                                                                           ========        ========      ========

LIABILITIES
Deposits in domestic offices:
    Money market deposit accounts                                                          $ 12,550        $ 12,845      $ 12,531
    Savings deposits                                                                          2,025           1,918         1,952
    NOW Accounts                                                                                634             616           535
    Certificates of deposit ($100,0000 or more)                                               4,928           4,493         4,920
    Other time deposits                                                                      12,995          13,657        14,048
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest bearing                                                                33,132          33,529        33,986
    Noninterest-bearing                                                                       9,095           9,667         8,376
Deposits in foreign office--interest-bearing                                                  2,578           1,599         3,381
-----------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                        44,805          44,795        45,743
Federal funds purchased and securities sold under repurchase agreements                       5,110           3,735         5,919
Bank notes and other short-term borrowings                                                    3,390           5,549         7,128
Accrued expense and other liabilities                                                         4,742           4,862         4,627
Long-term debt                                                                               16,895          14,554        14,675
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of
    KeyCorp (See Note 11)                                                                     1,244           1,288         1,279
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                     76,186          74,783        79,371


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                         --              --            --
Common shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                                   492             492           492
Capital surplus                                                                               1,383           1,390         1,395
Retained earnings                                                                             6,214           5,856         6,159
Loans to ESOP trustee                                                                            --              --           (13)
Treasury stock, at cost (65,537,753, 67,883,724 and 66,930,892 shares)                       (1,530)         (1,585)       (1,560)
Accumulated other comprehensive income (loss)                                                    33               2            (6)
-----------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                             6,592           6,155         6,467
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                          $ 82,778        $ 80,938      $ 85,838
                                                                                           ========        ========      ========
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).


-----------------------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------------------------------------
dollars in millions, except per share amounts                                  2002        2001            2002        2001
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                     $     989   $   1,321       $   1,974   $   2,739
Taxable investment securities                                                     7           8              13          15
Tax-exempt investment securities                                                  3           4               6           9
Securities available for sale                                                    96         115             185         235
Short-term investments                                                            7          19              16          39
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                     1,102       1,467           2,194       3,037

INTEREST EXPENSE
Deposits                                                                        231         388             481         848
Federal funds purchased and securities sold under
  repurchase agreements                                                          24          52              47         122
Bank notes and other short-term borrowings                                       20          94              47         199
Long-term debt, including capital securities                                    144         220             282         467
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                      419         754             857       1,636
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                             683         713           1,337       1,401
Provision for loan losses                                                       135         401             271         511
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             548         312           1,066         890

NONINTEREST INCOME
Trust and investment services income                                            137         132             272         273
Investment banking and capital markets income                                    68          72             140         137
Service charges on deposit accounts                                             104          90             204         174
Corporate-owned life insurance income                                            26          27              52          54
Letter of credit and loan fees                                                   29          30              57          59
Net securities gains                                                              1           8               1          34
Other income                                                                     83          39             165         122
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                    448         398             891         853

NONINTEREST EXPENSE
Personnel                                                                       361         345             724         709
Net occupancy                                                                    56          56             113         113
Computer processing                                                              48          63             102         125
Equipment                                                                        36          40              70          78
Marketing                                                                        30          29              56          56
Amortization of intangibles                                                       2         174               5         200
Professional fees                                                                21          19              42          37
Other expense                                                                   111         132             214         238
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                   665         858           1,326       1,556

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                                       331        (148)            631         187
Income taxes                                                                     85         (12)            145         105
-----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                    246        (136)            486          82
    Cumulative effect of accounting changes, net of
      tax (See Note 1)                                                           --         (24)             --         (25)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                         $     246   $    (160)      $     486   $      57
                                                                          =========   =========       =========   =========

Per common share:
    Income (loss) before cumulative effect of accounting changes          $     .58   $    (.32)      $    1.14   $     .19
    Net income (loss)                                                           .58        (.38)           1.14         .14
    Income (loss) before cumulative effect of accounting
      changes--assuming dilution                                                .57        (.32)           1.13         .19
    Net income (loss)-- assuming dilution                                       .57        (.38)           1.13         .13
Weighted average common shares outstanding (000)                            426,092     424,675         425,477     424,352
Weighted average common shares and potential common
    shares outstanding (000)                                                431,935     429,760         430,983     429,838
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).


----------------------------------------------------------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                  COMMON           CAPITAL          RETAINED
dollars in millions, except per share amounts                                     SHARES           SURPLUS          EARNINGS
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                                        $492            $1,402            $6,352
Net income                                                                                                                57
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $14 (a)
       Cumulative effect of change in accounting for
           derivative financial instruments, net of income
           taxes of ($12)
       Net unrealized gains on derivative financial
           instruments, net of income taxes of $3

                  Total comprehensive income

Cash dividends declared on common shares ($.59 per share)                                                               (250)
Issuance of common shares:
       Acquisition-- 370,830 shares
       Employee benefit and dividend reinvestment
           plans-- 1,333,158 net shares                                                                 (7)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                                           $492             $1,395            $6,159
                                                                                   =====            ======            ======
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                                        $492            $1,390            $5,856
Net income                                                                                                               486
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $9 (a)
       Net unrealized gains on derivative financial
            instruments, net of income taxes of $5
       Foreign currency translation adjustments

                  Total comprehensive income

Cash dividends declared on common shares ($.30 per share)                                                               (128)
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans-- 2,345,971 net shares                                                                 (7)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                                                           $492             $1,383            $6,214
                                                                                   =====            ======            ======

----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                ACCUMULATED
                                                                      LOANS TO          TREASURY                      OTHER
                                                                          ESOP            STOCK,              COMPREHENSIVE
dollars in millions, except per share amounts                          TRUSTEE           AT COST               INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                              $(13)          $(1,600)                      $(10)
Net income
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $14 (a)                                                                      20
       Cumulative effect of change in accounting for
           derivative financial instruments, net of income
           taxes of ($12)                                                                                               (22)
       Net unrealized gains on derivative financial
           instruments, net of income taxes of $3                                                                         6

                  Total comprehensive income

Cash dividends declared on common shares ($.59 per share)
Issuance of common shares:
       Acquisition-- 370,830 shares                                                            9
       Employee benefit and dividend reinvestment
           plans-- 1,333,158 net shares                                                       31
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                                   $(13)         $(1,560)                       $(6)
                                                                           ====          =======                        ===
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                                --           $(1,585)                       $ 2
Net income
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $9 (a)                                                                       16
       Net unrealized gains on derivative financial
            instruments, net of income taxes of $5                                                                        9
       Foreign currency translation adjustments                                                                           6

                  Total comprehensive income

Cash dividends declared on common shares ($.30 per share)
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans-- 2,345,971 net shares                                                       55
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                                                   --            $(1,530)                       $ 33
                                                                           ===           =======                        ====
----------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

                                                                COMPREHENSIVE
dollars in millions, except per share amounts                         INCOME(b)
-------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000
Net income                                                                $57
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $14 (a)                        20
       Cumulative effect of change in accounting for
           derivative financial instruments, net of income
           taxes of ($12)                                                 (22)
       Net unrealized gains on derivative financial
           instruments, net of income taxes of $3                           6
                                                                     --------
                  Total comprehensive income                              $61
                                                                          ===
Cash dividends declared on common shares ($.59 per share)
Issuance of common shares:
       Acquisition-- 370,830 shares
       Employee benefit and dividend reinvestment
           plans-- 1,333,158 net shares
-------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001

-------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001
Net income                                                               $486
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $9 (a)                         16
       Net unrealized gains on derivative financial
            instruments, net of income taxes of $5                          9
       Foreign currency translation adjustments                             6
                                                                     --------
                  Total comprehensive income                             $517
                                                                        =====
Cash dividends declared on common shares ($.30 per share)
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans-- 2,345,971 net shares
-------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002
-------------------------------------------------------------------------------

(a)  Net of reclassification adjustments.

(b)  For the three months ended June 30, 2002 and 2001, comprehensive income
     (loss) was $299 million and ($119) million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).


-------------------------------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                                    -------------------------
in millions                                                                                          2002               2001
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                         $   486            $    57
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                          271                511
    Cumulative effect of accounting changes, net of tax                                                 --                 25
    Depreciation expense and software amortization                                                     116                144
    Amortization of intangibles                                                                          5                200
    Net securities gains                                                                                (1)               (34)
    Net losses from venture capital investments                                                          1                 24
    Net gains from loan securitizations and sales                                                       (9)               (13)
    Deferred income taxes                                                                               63                 17
    Net decrease in mortgage loans held for sale                                                        68                 68
    Net increase in trading account assets                                                            (155)              (288)
    Net decrease in accrued restructuring charges                                                      (19)               (34)
    Other operating activities, net                                                                   (310)              (211)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              516                466
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                               (1,849)            (1,685)
Purchases of loans                                                                                      --               (107)
Proceeds from loan securitizations and sales                                                           775              1,647
Purchases of investment securities                                                                     (74)              (187)
Proceeds from sales of investment securities                                                            18                 22
Proceeds from prepayments and maturities of investment securities                                       75                185
Purchases of securities available for sale                                                          (2,803)            (4,569)
Proceeds from sales of securities available for sale                                                   292              2,049
Proceeds from prepayments and maturities of securities available for sale                            1,514              3,106
Net decrease in other short-term investments                                                           582                211
Purchases of premises and equipment                                                                    (44)               (48)
Proceeds from sales of premises and equipment                                                            7                 --
Proceeds from sales of other real estate owned                                                          25                 12
Cash used in acquisitions, net of cash acquired                                                        (15)                (3)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 (1,497)               633
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                      2             (2,915)
Net increase (decrease) in short-term borrowings                                                      (784)             1,140
Net proceeds from issuance of long-term debt, including capital securities                           3,943              2,058
Payments on long-term debt, including capital securities                                            (1,915)            (1,557)
Net proceeds from issuance of common stock                                                              28                 17
Cash dividends paid                                                                                   (255)              (250)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                  1,019             (1,507)
-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                      38               (408)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                       2,891              3,189
-------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $ 2,929            $ 2,781
                                                                                                   =======            =======
-------------------------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
    Interest paid                                                                                  $   825            $ 1,726
    Income taxes paid                                                                                  159                 94
Noncash items:
    Derivative assets resulting from adoption of new accounting standard                                --            $   120
    Derivative liabilities resulting from adoption of new accounting standard                           --                152
-------------------------------------------------------------------------------------------------------------------------------

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

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2002

EXTINGUISHMENT OF DEBT. Effective April 1, 2002, Key adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This new standard requires the recognition of gains and losses on the extinguishment of debt as income or loss from continuing operations rather than extraordinary items. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002, shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion ("APBO") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, this standard amends SFAS No. 13, "Accounting for Leases," by requiring that certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The adoption of this standard did not have any impact on Key's financial condition and results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS. "Goodwill" represents the amount by which the cost of net assets acquired exceeds their fair value. Key's "Other intangibles" currently represent primarily the net present value of future economic benefits to be derived from the purchase of core deposits.

Effective January 1, 2002, Key adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The new standard replaces APBO No. 17, "Intangible Assets," and eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. This change will reduce Key's noninterest expense and increase its net income by approximately $80 million, or $.19 per share, for 2002.

Under the new accounting standard, goodwill and certain intangible assets are subject to impairment testing, which must be conducted at least annually. Key has determined that its reporting units for purposes of this impairment testing are its major business groups consisting of Key Consumer Banking, Key Corporate Finance and Key Capital Partners. The first step in this testing requires Key to determine the fair value of its reporting units by using various valuation techniques recommended by the standard. In its transitional impairment testing, Key used a discounted cash flow methodology for determining the fair value of its reporting units. These fair values were reviewed for reasonableness using a relative valuation methodology. The fair value of each reporting unit is compared with its carrying amount. If the fair value of a particular reporting unit exceeds its carrying amount, no impairment is indicated and further testing is not required. If the carrying amount of any reporting unit exceeds its fair value, goodwill impairment may be indicated and the second step of this testing is required. Key would assume that the purchase price of the reporting unit is the fair value as determined in the first step and then allocate that purchase price to the fair value of the assets (excluding goodwill) and liabilities of the reporting unit. Any excess of the purchase price over the fair value of the reporting unit's assets and liabilities represents the implied fair value of goodwill. An impairment loss would be recognized, as a charge to earnings, to the extent that the carrying amount of the reporting unit's recorded goodwill exceeds the implied fair value of goodwill.

Any impairment losses that result from the initial application of SFAS No. 142 would be reported as a "cumulative effect of accounting change" on the income statement. Transitional impairment tests to determine the amount of any such losses must be completed no later than December 31, 2002. Key completed its transitional goodwill impairment testing during the first quarter of 2002, and determined that no impairment existed as of January 1, 2002. The annual goodwill impairment testing required by SFAS No. 142 will be performed in the fourth quarter of each year beginning in 2002. Any future impairment losses would be recorded as part of income from operations.

For additional information pertaining to Key's intangible assets and the effect of adopting SFAS No. 142, see Note 8 ("Goodwill and Other Intangible Assets"), on page 20.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Effective January 1, 2002, Key adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard maintains the previous accounting for the impairment or disposal of long-lived assets, but also establishes more restrictive criteria that have to be met to classify such an asset as "held for sale." SFAS No. 144 also increases the range of dispositions that qualify for reporting as discontinued operations and changes the manner in which expected future operating losses from such operations are to be reported. The adoption of this standard did not have any impact on Key's financial condition and results of operations.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In 2001, Key adopted new accounting guidance on how to record interest income and measure impairment on beneficial interests retained in a securitization transaction accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, Key recorded a cumulative after-tax loss of $24 million in earnings for the second quarter of 2001.

Effective January 1, 2001, Key adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes the appropriate accounting and reporting for derivative instruments and for hedging activities. As a result of adopting SFAS No. 133, Key recorded cumulative after-tax losses of $1 million in earnings and $22 million in "other comprehensive income (loss)" as of January 1, 2001. More information related to SFAS No. 140 and SFAS No. 133 is disclosed in Note 1 ("Summary of Significant Accounting Policies"), which begins on page 58 of Key's 2001 Annual Report to Shareholders.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

ASSET RETIREMENT OBLIGATIONS. In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. Key will adopt SFAS No. 143 as of January 1, 2003. Management is evaluating the extent to which it may affect Key's financial condition and results of operations.

                          2. EARNINGS PER COMMON SHARE

Key calculates its basic and diluted earnings per common share as follows:


                                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                                      ---------------------------
dollars in millions, except per share amounts                                                             2002             2001
----------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Income (loss) before cumulative effect of accounting changes                                              $246            $(136)
Net income (loss)                                                                                          246             (160)

----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                                                       426,092          424,675
Effect of dilutive common stock options (000)                                                            5,843            5,085

----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding  (000)                                                                   431,935          429,760
                                                                                                       =======          =======

----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Income (loss) per common share before cumulative effect of accounting changes                             $.58            $(.32)
Net income (loss) per common share                                                                         .58             (.38)
Income (loss) per common share before cumulative effect of accounting changes
   -- assuming dilution(a)                                                                                 .57             (.32)
Net income (loss) per common share--assuming dilution(a)                                                   .57             (.38)

----------------------------------------------------------------------------------------------------------------------------------



                                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                                        -------------------------
dollars in millions, except per share amounts                                                               2002            2001
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Income (loss) before cumulative effect of accounting changes                                                $486             $82
Net income (loss)                                                                                            486              57

---------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                                                         425,477         424,352
Effect of dilutive common stock options (000)                                                              5,506           5,486

---------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding  (000)                                                                     430,983         429,838
                                                                                                         =======         =======

---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Income (loss) per common share before cumulative effect of accounting changes                              $1.14            $.19
Net income (loss) per common share                                                                          1.14             .14
Income (loss) per common share before cumulative effect of accounting changes
   -- assuming dilution(a)                                                                                  1.13             .19
Net income (loss) per common share-- assuming dilution(a)                                                   1.13             .13

---------------------------------------------------------------------------------------------------------------------------------

(a) Potential common shares outstanding have been excluded from the calculation of earnings per common share for the three months ended June 30, 2001, since the effect would be antidilutive.


                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and the divestiture that Key completed during 2001 and the first six months of 2002 are summarized below.

ACQUISITIONS
------------

CONNING ASSET MANAGEMENT

On June 28, 2002, Key purchased substantially all of the mortgage loan and real estate business of Conning Asset Management, headquartered in Hartford, Connecticut. Conning's mortgage loan and real estate business originates, services and securitizes multi-family, retail, industrial and office property mortgage loans on behalf of pension fund and life insurance company investors. The business has net assets of $17 million and services approximately $4 billion in commercial mortgage loans through its St. Louis office. In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been disclosed.

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

DIVESTITURE
-----------

401(K) RECORDKEEPING BUSINESS

On June 12, 2002, Key sold its 401(k) recordkeeping business. Key recognized a gain of $3 million ($2 million after tax), which is included in "other income" on the income statement.

                           4. LINE OF BUSINESS RESULTS

Key has three major business groups that consist of 10 lines of business:

KEY CONSUMER BANKING GROUP
--------------------------
RETAIL BANKING provides individuals with branch-based deposit, investment and credit products and personal finance services.

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

NATIONAL HOME EQUITY provides primarily prime and near-prime mortgage and home equity loan products to individuals. It originates these products outside of Key's retail branch system. It also works with mortgage brokers and home improvement contractors to provide home equity and home improvement solutions.

KEY CORPORATE FINANCE GROUP
---------------------------
CORPORATE BANKING provides financing, cash and investment management and business advisory services to middle-market companies and large corporations.

NATIONAL COMMERCIAL REAL ESTATE provides construction and interim lending, permanent debt placements and servicing, and equity and investment banking services to developers, brokers and owner-investors. This line of business deals exclusively with nonowner-occupied properties.

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

KEY CAPITAL PARTNERS GROUP
--------------------------
VICTORY CAPITAL MANAGEMENT manages or advises on investment portfolios, nationally, for corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, commingled funds or the Victory family of mutual funds. It also provides administrative services for retirement plans.

HIGH NET WORTH offers financial, estate and retirement planning and asset management services. Its solutions address the high net worth clients' banking, brokerage, trust, portfolio management, insurance, charitable giving and related needs.

CAPITAL MARKETS offers investment banking, capital raising, hedging strategies, trading and financial strategies to public and privately held companies, institutions and government organizations.

The table that spans pages 12 and 13 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2002 and 2001. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The financial information was derived from the internal financial reporting system that management uses to monitor and manage Key's financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with results presented by other companies. The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. As such:

- Net interest income is determined by assigning a standard cost for funds used (or a standard credit for funds provided) to assets and liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Other Segments" columns.

- Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions of the extent to which each line actually uses the services.

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

- Income taxes are allocated based on the statutory Federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the Federal income tax benefit) of 2%.

- Capital is assigned based on management's assessment of economic risk factors (primarily credit, operating and market risk).

Developing and applying the methodologies that management uses to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key's organization structure. The financial data reported for all periods presented in the following tables reflect the following changes that occurred during the first half of 2002:

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


THREE MONTHS ENDED JUNE 30,                                        KEY CONSUMER           KEY CORPORATE          KEY CAPITAL
                                                                   BANKING GROUP          FINANCE GROUP        PARTNERS GROUP
                                                              ---------------------  --------------------  ------------------------
dollars in millions                                               2002       2001        2002       2001       2002        2001
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                      $    454   $    459    $    279   $    274   $     57   $     55
Noninterest income                                                 125        110          46         66        231        237
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                              579        569         325        340        288        292
Provision for loan losses                                           63         55          44         43          2          3
Depreciation and amortization expense                               34         55          10         16         14         25
Noninterest expense                                                298        282         111        111        205        209
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting change                         184        177         160        170         67         55
Allocated income taxes and taxable-equivalent adjustments           69         70          60         65         25         23
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change        115        107         100        105         42         32
    Cumulative effect of accounting change                          --        (24)         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $    115   $     83    $    100   $    105   $     42   $     32
                                                              ========   ========    ========   ========   ========   ========

Percent of consolidated net income                                  47%       N/M          40%       N/M         17%       N/M
Percent of total segments net income                                46        N/M          40        N/M         17        N/M
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                         $ 27,935   $ 27,992    $ 29,582   $ 31,437   $  4,970   $  5,486
Total assets(a)                                                 30,094     30,781      30,785     32,907      8,325      9,197
Deposits                                                        33,979     35,597       3,094      3,024      3,590      3,803
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                          $     73   $     88    $    124   $     76   $      6   $      7
Return on average allocated equity                               23.33%     14.34%      14.25%     15.07%     17.62%     11.97%
-----------------------------------------------------------------------------------------------------------------------------------



SIX MONTHS ENDED JUNE 30,                                          KEY CONSUMER           KEY CORPORATE          KEY CAPITAL
                                                                   BANKING GROUP          FINANCE GROUP         PARTNERS GROUP
                                                               --------------------   -------------------   -----------------------
dollars in millions                                                2002       2001        2002       2001       2002       2001
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                       $    899   $    902    $    563   $    535   $    110   $    108
Noninterest income                                                  242        229         103        120        455        479
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                             1,141      1,131         666        655        565        587
Provision for loan losses                                           125        109          89         86          4          5
Depreciation and amortization expense                                71        111          21         32         29         49
Noninterest expense                                                 594        568         222        229        406        427
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                         351        343         334        308        126        106
Allocated income taxes and taxable-equivalent adjustments           132        136         125        118         47         44
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes        219        207         209        190         79         62
    Cumulative effect of accounting changes                          --        (24)         --         --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    219   $    183    $    209   $    190   $     79   $     62
                                                               ========   ========    ========   ========   ========   ========

Percent of consolidated net income                                   45%       321%         43%       333%        16%       109%
Percent of total segments net income                                 45         42          42         43         16         14
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                          $ 27,628   $ 28,048    $ 29,671   $ 31,334   $  4,875   $  5,523
Total assets(a)                                                  29,795     30,874      30,889     32,797      8,207      9,133
Deposits                                                         34,145     35,863       3,112      3,040      3,631      3,853
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                           $    155   $    155    $    245   $    117   $      9   $      8
Return on average allocated equity                                22.41%     15.76%      14.99%     13.76%     16.63%     11.68%
-----------------------------------------------------------------------------------------------------------------------------------

(a) Substantially all revenue generated by Key's major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major business groups are located in the United States.

(b) "Reconciling items" include charges related to the funding of unallocated nonearning assets of corporate support functions. These charges are part of net interest income and are allocated to the business segments through noninterest expense.

     Noninterest income for the three- and six-month periods ended June 30, 2001, includes a $40 million ($25 million after tax) loss recorded in connection with declines in leased vehicle residual values.

(c) The provision for loan losses for the three- and six-month periods ended June 30, 2001, includes an additional provision of $300 million ($189 million after tax) recorded in connection with Key's decision to discontinue certain credit-only commercial relationships.


     OTHER SEGMENTS               TOTAL SEGMENTS            RECONCILING ITEMS                 KEY
------------------------      ---------------------   ---------------------------    ---------------------
   2002         2001            2002        2001         2002          2001            2002         2001
----------------------------------------------------------------------------------------------------------
$    (47)    $    (37)        $    743    $    751     $    (22)    $    (32)        $    721    $    719
      27           22              429         435           19          (37)             448         398
-----------------------------------------------------------------------------------------------------------
     (20)         (15)           1,172       1,186           (3)(b)      (69)(b)        1,169       1,117
       1            1              110         102           25          299 (c)          135         401
      --           --               58          96           --          151 (d)           58         247
       8            7              622         609          (15)           2              607         611
-----------------------------------------------------------------------------------------------------------

     (29)         (23)             382         379          (13)        (521)             369        (142)
     (21)         (19)             133         139          (10)        (145)             123          (6)
-----------------------------------------------------------------------------------------------------------
      (8)          (4)             249         240           (3)        (376)             246        (136)
      --           --               --         (24)          --           --               --         (24)
-----------------------------------------------------------------------------------------------------------
$     (8)    $     (4)        $    249    $    216     $     (3)    $   (376)        $    246    $   (160)
========     ========         ========    ========     ========     ========         ========    ========

      (3)%        N/M              101%        N/M           (1)%        N/M              100%        N/M
      (3)         N/M              100         N/M          N/A          N/A              N/A         N/A
-----------------------------------------------------------------------------------------------------------

$  1,312     $  1,924         $ 63,799    $ 66,839     $    129     $    115         $ 63,928    $ 66,954
  10,649       11,579           79,853      84,464        1,707(e)     1,523(e)        81,560      85,987
   3,918        2,929           44,581      45,353          (77)         (42)          44,504      45,311
-----------------------------------------------------------------------------------------------------------

      --           --         $    203    $    171           --           --         $    203    $    171
   (8.34)%      (3.11)%          16.28%      12.99%         N/M          N/M            15.16%      (9.67)%
-----------------------------------------------------------------------------------------------------------



     OTHER SEGMENTS                TOTAL SEGMENTS         RECONCILING ITEMS                  KEY
------------------------    -------------------------  -----------------------      ---------------------
    2002         2001            2002         2001        2002         2001            2002        2001
----------------------------------------------------------------------------------------------------------
 $   (103)    $    (71)        $  1,469    $  1,474    $    (46)    $    (60)        $  1,423    $  1,414
       60           60              860         888          31          (35)             891         853
---------------------------------------------------------------------------------------------------------
      (43)         (11)           2,329       2,362         (15)(b)      (95)(b)        2,314       2,267
        2            2              220         202          51          309 (c)          271         511
       --           --              121         192          --          152 (d)          121         344
       14           12            1,236       1,236         (31)         (24)           1,205       1,212
---------------------------------------------------------------------------------------------------------

      (59)         (25)             752         732         (35)        (532)             717         200
      (43)         (31)             261         267         (30)        (149)             231         118
---------------------------------------------------------------------------------------------------------
      (16)           6              491         465          (5)        (383)             486          82
       --           (1)              --         (25)         --           --               --         (25)
---------------------------------------------------------------------------------------------------------
 $    (16)    $      5         $    491    $    440    $     (5)    $   (383)        $    486    $     57
 ========     ========         ========    ========    ========     ========         ========    ========

       (3)%          9%             101%        772%         (1)%       (672)%            100%        100%
       (3)           1              100         100         N/A          N/A              N/A         N/A
---------------------------------------------------------------------------------------------------------

 $  1,378     $  1,982         $ 63,552    $ 66,887    $    157     $    106         $ 63,709    $ 66,993
   10,618       11,834           79,509      84,638       1,708(e)     1,516(e)        81,217      86,154
    3,432        3,291           44,320      46,047         (82)         (33)          44,238      46,014
---------------------------------------------------------------------------------------------------------

       --           --         $    409    $    280          --           --         $    409    $    280
    (8.48)%       2.08%           16.14%      13.27%        N/M          N/M            15.34%       1.73%
---------------------------------------------------------------------------------------------------------

(d) Noninterest expense for the three- and six-month periods ended June 30, 2001, includes a goodwill write-down of $150 million associated with Key's decision to downsize its automobile finance business, a $20 million ($13 million after tax) increase in litigation reserves and other nonrecurring charges of $2 million ($1 million after tax).

(e) Total assets represent primarily the unallocated portion of nonearning assets of corporate support functions.

N/A = Not Applicable

N/M = Not Meaningful

Supplementary information (Key Consumer Banking lines of business)



THREE MONTHS ENDED JUNE 30,                       RETAIL BANKING              SMALL BUSINESS              INDIRECT LENDING
                                          ---------------------------    ----------------------       ----------------------
dollars in millions                            2002            2001        2002           2001          2002           2001
------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)          $   327         $   327      $   98         $   98        $   94         $    99
Provision for loan losses                        14              12           9              9            28              28
Noninterest expense                             204             213          42             43            45              43
Net income (loss)                                68              62          30             29            13              (7)
Net loan charge-offs                             17              20          15             11            32              32
Return on average allocated equity            49.73%          41.08%      37.86%         33.49%         7.67%          (2.45)%
Average full-time equivalent employees        6,016           6,320         269            267           760             807
------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30,                  NATIONAL HOME EQUITY
                                           -------------------------
dollars in millions                            2002          2001
--------------------------------------------------------------------
Total revenue (taxable equivalent)            $   60        $   45
Provision for loan losses                         12             6
Noninterest expense                               41            38
Net income (loss)                                  4            (1)
Net loan charge-offs                               9            25
Return on average allocated equity              3.97%        (1.77)%
Average full-time equivalent employees         1,389         1,268
--------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30,                       RETAIL BANKING              SMALL BUSINESS              INDIRECT LENDING
                                          ---------------------------    ----------------------       -------------------------
dollars in millions                            2002            2001        2002           2001          2002           2001
------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)          $   641         $   652      $   195        $   188       $   185        $   205
Provision for loan losses                        27              24           18             19            56             54
Noninterest expense                             402             428           83             85            93             93
Net income (loss)                               132             121           59             52            22             12
Net loan charge-offs                             36              33           29             20            70             74
Return on average allocated equity            49.67%          39.82%       38.23%         30.89%         6.70%          2.49%
Average full-time equivalent employees        6,027           6,338          266            273           757            807
------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30,                     NATIONAL HOME EQUITY
                                           -------------------------
dollars in millions                            2002          2001
--------------------------------------------------------------------
Total revenue (taxable equivalent)            $   120       $   86
Provision for loan losses                          24           12
Noninterest expense                                87           73
Net income (loss)                                   6           (2)
Net loan charge-offs                               20           28
Return on average allocated equity               2.59%       (1.14)%
Average full-time equivalent employees          1,399        1,256
--------------------------------------------------------------------



Supplementary information (Key Corporate Finance lines of business)



THREE MONTHS ENDED JUNE 30,                         CORPORATE BANKING                     NATIONAL COMMERCIAL REAL ESTATE
                                              ------------------------------           --------------------------------------
dollars in millions                              2002                2001                     2002                  2001
------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)            $   177             $   201                   $   86                $   95
Provision for loan losses                          24                  24                       11                    11
Noninterest expense                                72                  76                       29                    27
Net income (loss)                                  50                  62                       29                    36
Net loan charge-offs                              117                  68                       --                     1
Return on average allocated equity              11.90%             14.96%                    16.61%                20.16%
Average full-time equivalent employees            605                 713                      517                   458
------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30,                         NATIONAL EQUIPMENT FINANCE
                                              -----------------------------------
dollars in millions                                 2002                2001
---------------------------------------------------------------------------------
Total revenue (taxable equivalent)               $    62              $   44
Provision for loan losses                              9                   8
Noninterest expense                                   20                  24
Net income (loss)                                     21                   7
Net loan charge-offs                                   7                   7
Return on average allocated equity                 19.97%               6.80%
Average full-time equivalent employees               606                 697
---------------------------------------------------------------------------------



SIX MONTHS ENDED JUNE 30,                              CORPORATE BANKING                      NATIONAL COMMERCIAL REAL ESTATE
                                              ----------------------------------------    ---------------------------------------
dollars in millions                                2002                2001                      2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)               $   365             $   392                   $   176               $   177
Provision for loan losses                             50                  48                        21                    21
Noninterest expense                                  144                 159                        58                    54
Net income                                           107                 115                        61                    63
Net loan charge-offs                                 221                 105                         3                     3
Return on average allocated equity                 12.73%              13.84%                    17.24%                18.31%
Average full-time equivalent employees               619                 730                       510                   470
---------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30,                         NATIONAL EQUIPMENT FINANCE
                                              --------------------------------------
dollars in millions                              2002                 2001
------------------------------------------------------------------------------------
Total revenue (taxable equivalent)             $   125               $   86
Provision for loan losses                           18                   17
Noninterest expense                                 41                   48
Net income                                          41                   12
Net loan charge-offs                                21                    9
Return on average allocated equity               20.36%                5.96%
Average full-time equivalent employees             607                  691
------------------------------------------------------------------------------------

Supplementary information (Key Capital Partners lines of business)



THREE MONTHS ENDED JUNE 30,                             VICTORY CAPITAL MANAGEMENT                      HIGH NET WORTH
                                                      ------------------------------            --------------------------------
dollars in millions                                      2002                2001                    2002              2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                     $   57              $   60                 $   148           $   149
Provision for loan losses                                  --                  --                       2                 3
Noninterest expense                                        38                  40                     119               130
Net income                                                 12                  12                      17                 9
Net loan charge-offs                                       --                  --                       6                 7
Return on average allocated equity                      38.15%              34.26%                  13.80%             6.95%
Average full-time equivalent employees                    539                 540                   2,514             2,695
---------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30,                                  CAPITAL MARKETS
                                                      ------------------------------
dollars in millions                                       2002             2001
------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                     $    83           $   83
Provision for loan losses                                   --               --
Noninterest expense                                         62               64
Net income                                                  13               11
Net loan charge-offs                                        --               --
Return on average allocated equity                       12.61%           10.68%
Average full-time equivalent employees                     616              638
------------------------------------------------------------------------------------



SIX MONTHS ENDED JUNE 30,                               VICTORY CAPITAL MANAGEMENT                      HIGH NET WORTH
                                                    ---------------------------------         ----------------------------------
dollars in millions                                      2002                2001                   2002              2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                    $   110             $   116                $   293           $   306
Provision for loan losses                                  --                  --                      4                 5
Noninterest expense                                        77                  86                    240               263
Net income                                                 21                  18                     31                22
Net loan charge-offs                                       --                  --                      9                 8
Return on average allocated equity                      32.88%              26.81%                 12.42%             8.45%
Average full-time equivalent employees                    542                 548                  2,523             2,682
---------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30,                                   CAPITAL MARKETS
                                                    -------------------------------
dollars in millions                                      2002             2001
-----------------------------------------------------------------------------------
Total revenue (taxable equivalent)                    $   162          $   165
Provision for loan losses                                  --               --
Noninterest expense                                       118              127
Net income                                                 27               22
Net loan charge-offs                                       --               --
Return on average allocated equity                     13.23%            10.46%
Average full-time equivalent employees                    625              646
-----------------------------------------------------------------------------------

                                  5. SECURITIES

Key classifies its securities into three categories: trading, investment and available for sale.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($752 million at June 30, 2002, $597 million at December 31, 2001 and $1.0 billion at June 30, 2001) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

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

SECURITIES AVAILABLE FOR SALE. These are debt and equity securities that Key has not classified as trading account securities or investment securities. Securities available for sale are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on sales of these securities are calculated for each specific security sold and included in "net securities gains " on the income statement.

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

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale were as follows:


                                                                          JUNE 30, 2002
                                                  -------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED       FAIR
in millions                                                 COST           GAINS          LOSSES      VALUE
---------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                     $  186          $   10              --          $  196
Equity securities                                        933              --              --             933
---------------------------------------------------------------------------------------------------------------
    Total investment securities                        1,119          $   10              --          $1,129
                                                      ======          ======          ======          ======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations              $   22              --              --          $   22
States and political subdivisions                         18          $    1              --              19
Collateralized mortgage obligations                    5,092              99          $   79           5,112
Other mortgage-backed securities                         823              34              --             857
Retained interests in securitizations                    172              35              --             207
Other securities                                         154               1              23             132
---------------------------------------------------------------------------------------------------------------
    Total securities available for sale               $6,281          $  170          $  102          $6,349
                                                      ======          ======          ======          ======
---------------------------------------------------------------------------------------------------------------


                                                                         DECEMBER 31, 2001
                                                  -------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED          FAIR
in millions                                                 COST           GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                     $  225           $    9               --         $  234
Equity securities                                        894               --               --            894
---------------------------------------------------------------------------------------------------------------
    Total investment securities                       $1,119           $    9               --         $1,128
                                                      ======           ======           ======         ======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations              $   99               --               --         $   99
States and political subdivisions                         21               --               --             21
Collateralized mortgage obligations                    3,791           $   86           $   72          3,805
Other mortgage-backed securities                       1,008               24               --          1,032
Retained interests in securitizations                    214               20               --            234
Other securities                                         170                1               16            155
---------------------------------------------------------------------------------------------------------------
    Total securities available for sale               $5,303           $  131           $   88         $5,346
                                                      ======           ======           ======         ======
---------------------------------------------------------------------------------------------------------------




                                                                          JUNE 30, 2001
                                                  -------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED          FAIR
in millions                                                 COST           GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                      $  262         $   11                --         $  273
Equity securities                                         909             --                --            909
---------------------------------------------------------------------------------------------------------------
    Total investment securities                        $1,171         $   11                --         $1,182
                                                       ======         ======            ======         ======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations               $  120         $    1                --         $  121
States and political subdivisions                          28             --                --             28
Collateralized mortgage obligations                     4,877             80            $   62          4,895
Other mortgage-backed securities                        1,192             22                 2          1,212
Retained interests in securitizations                     252             13                --            265
Other securities                                          183              6                 4            185
---------------------------------------------------------------------------------------------------------------
    Total securities available for sale                $6,652         $  122            $   68         $6,706
                                                       ======         ======            ======         ======
---------------------------------------------------------------------------------------------------------------

                                    6. LOANS


Key's loans by category are summarized as follows:


                                                           JUNE 30,            DECEMBER 31,             JUNE 30,
in millions                                                    2002                    2001                2001
----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                      $18,071                 $18,159             $19,812
Commercial real estate:
     Commercial mortgage                                      6,266                   6,669               6,940
     Construction                                             5,860                   5,878               5,744
----------------------------------------------------------------------------------------------------------------
          Total commercial real estate loans                 12,126                  12,547              12,684
Commercial lease financing                                    7,216                   7,357               6,930
----------------------------------------------------------------------------------------------------------------
          Total commercial loans                             37,413                  38,063              39,426
Real estate-- residential mortgage                            2,117                   2,315               3,998
Home equity                                                  13,379                  11,184              10,666
Consumer-- direct                                             2,185                   2,342               2,448
Consumer-- indirect:
     Lease financing                                          1,386                   2,036               2,693
     Automobile                                               2,297                   2,497               2,695
     Marine                                                   1,917                   1,780               1,734
     Other                                                      912                   1,036               1,142
----------------------------------------------------------------------------------------------------------------
          Total consumer-- indirect loans                     6,512                   7,349               8,264
----------------------------------------------------------------------------------------------------------------
          Total consumer loans                               24,193                  23,190              25,376
Loans held for sale:
     Real estate-- commercial mortgage                          281                     252                 208
     Real estate-- residential mortgage                          19                     116                  82
     Education                                                1,975                   1,688               1,601
----------------------------------------------------------------------------------------------------------------
          Total loans held for sale                           2,275                   2,056               1,891
----------------------------------------------------------------------------------------------------------------
     Total loans                                           $63,881                 $63,309             $66,693
                                                           ========                ========            ========
----------------------------------------------------------------------------------------------------------------


Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at June 30, 2002, see Note 14 ("Derivatives and Hedging Activities"), which begins on page 28.

Changes in the allowance for loan losses are summarized as follows:



                                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------              -------------------------
in millions                                                    2002                    2001              2002              2001
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                               $1,607                  $1,001              $1,677           $1,001
Charge-offs                                                    (236)                   (201)               (469)            (337)
Recoveries                                                       33                      30                  60               57
---------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                           (203)                   (171)               (409)            (280)
Allowance related to loans sold                                  --                      --                  --               (1)
Provision for loan losses                                       135                     401                 271              511
---------------------------------------------------------------------------------------------------------------------------------
     Balance at end of period                                $1,539                  $1,231              $1,539           $1,231
                                                             ======                  ======              ======           ======
---------------------------------------------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Impaired loans, which account for the largest portion of Key's nonperforming assets, totaled $671 million at June 30, 2002, compared with $661 million at the end of 2001. Impaired loans averaged $678 million for the second quarter of 2002 and $420 million for the second quarter of 2001.

Key's nonperforming assets were as follows:


                                                  JUNE 30,    DECEMBER 31,        JUNE 30,
in millions                                           2002            2001            2001
--------------------------------------------------------------------------------------------
Impaired loans                                     $ 671           $ 661            $ 455
Other nonaccrual loans                               286             249              342
--------------------------------------------------------------------------------------------
    Total nonperforming loans                        957             910              797
Other real estate owned  ("OREO")                     40              38               27
Allowance for OREO losses                             (2)             (1)              (1)
--------------------------------------------------------------------------------------------
    OREO, net of allowance                            38              37               26
--------------------------------------------------------------------------------------------
    Total nonperforming assets                     $ 995           $ 947            $ 823
                                                   =====           =====            =====
--------------------------------------------------------------------------------------------


When appropriate, an impaired loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. When expected cash flows or collateral values do not justify the carrying amount of the loan, the amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an amount is specifically allocated in the allowance for loan losses. At June 30, 2002, Key had $312 million of impaired loans with a specifically allocated allowance for loan losses of $144 million, and $359 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2001, impaired loans included $417 million of loans with a specifically allocated allowance of $180 million, and $244 million that were carried at their estimated fair value.

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

                     8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, Key adopted SFAS No. 142, which eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Key's total amortization expense for the three-month periods ended June 30, 2002 and 2001, was $2 million and $174 million, respectively. For the six-month periods ended June 30, 2002 and 2001, amortization expense was $5 million and $200 million, respectively. Amortization expense for the second quarter of 2001 includes a $150 million write-down of goodwill associated with Key's decision to downsize its automobile finance business. Estimated amortization expense for intangible assets subject to amortization for each of the next five years is as follows: 2002 - $11 million; 2003 - $10 million; 2004 - $6 million; 2005 -
$1 million; and 2006 - $1 million. The calculation of Key's net income and earnings per common share, excluding goodwill amortization for the three- and six-month periods ended June 30, 2002, is presented below.


                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------     ---------------------------------
dollars in millions, except per share amounts                        2002        2001                 2002        2001
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Net income (loss)                                               $     246   $    (160)           $     486   $      57
Add:  Goodwill amortization                                            --         171                   --         193
--------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                             $     246   $      11            $     486   $     250
                                                                =========   =========            =========   =========
--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                  426,092     424,675              425,477     424,352
Weighted average common shares and potential
  common shares outstanding (000)                                 431,935     429,760              430,983     429,838
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Net income (loss) per common share                              $     .58   $    (.38)           $    1.14   $     .14
Add:  Goodwill amortization                                            --         .40                   --         .45
--------------------------------------------------------------------------------------------------------------------------------
Adjusted net income per common share                            $     .58   $     .02            $    1.14   $     .59
                                                                =========   =========            =========   =========
Adjusted net income per common share - assuming dilution        $     .57   $     .02            $    1.13   $     .58
                                                                =========   =========            =========   =========
--------------------------------------------------------------------------------------------------------------------------------

The following table shows the gross carrying amount and the accumulated amortization of intangible assets that are subject to amortization.


                                                             JUNE 30, 2002                               DECEMBER 31, 2001
                                             ------------------------------------------      --------------------------------------
                                                  GROSS  CARRYING          ACCUMULATED             GROSS  CARRYING     ACCUMULATED
in millions                                                AMOUNT         AMORTIZATION                      AMOUNT    AMORTIZATION
-----------------------------------------------------------------------------------------------------------------------------------
Intangible assets subject to amortization:
   Core deposit intangibles                                $215                  $192                       $215        $187
   Other intangible assets                                    8                     6                          9           6
-----------------------------------------------------------------------------------------------------------------------------------
         Total                                             $223                  $198                       $224        $193
                                                           ====                  ====                       ====        ====
-----------------------------------------------------------------------------------------------------------------------------------


At June 30, 2002, the carrying amount of goodwill by major business group was as follows: Key Consumer Banking - $446 million; Key Corporate Finance - $204 million; and Key Capital Partners - $455 million. At December 31, 2001, the carrying amount of goodwill by major business group was as follows: Key Consumer Banking - $446 million; Key Corporate Finance - $200 million; and Key Capital Partners - $455 million. For additional information pertaining to the new accounting guidance, see the section entitled "Accounting Pronouncements Adopted in 2002" included in Note 1 ("Basis of Presentation") starting on page 7.

                                9. LONG-TERM DEBT

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:


                                                                   JUNE 30,     DECEMBER 31,       JUNE 30,
dollars in millions                                                   2002              2001           2001
--------------------------------------------------------------------------------------------------------------
    Senior medium-term notes due through 2005(a)                   $ 1,584           $ 1,286        $   796
    Subordinated medium-term notes due through 2003(a)                  85                85             85
    Senior euro medium-term notes due through 2003(b)                   50                50             50
    7.50% Subordinated notes due 2006(c)                               250               250            250
    6.75% Subordinated notes due 2006(c)                               200               200            200
    8.125% Subordinated notes due 2002(c)                               --               200            200
    8.00% Subordinated notes due 2004(c)                               125               125            125
    6.625% Subordinated notes due 2017(c)                               25                --             --
    8.404% Notes due through 2001                                       --                --             13
    All other long-term debt(i)                                         17                16             12
--------------------------------------------------------------------------------------------------------------
         Total parent company(j)                                     2,336             2,212          1,731

    Senior medium-term bank notes due through 2039(d)                4,704             4,525          5,655
    Senior euro medium-term bank notes due through 2007(e)           5,472             3,989          3,752
    6.50% Subordinated remarketable securities due 2027(f)             311               311            312
    6.95% Subordinated notes due 2028(f)                               300               300            300
    7.125% Subordinated notes due 2006(f)                              250               250            250
    7.25% Subordinated notes due 2005(f)                               200               200            200
    6.75% Subordinated notes due 2003(f)                               200               200            200
    7.50% Subordinated notes due 2008(f)                               165               165            165
    7.00% Subordinated notes due 2011(f)                               607               506            506
    7.30% Subordinated notes due 2011(f)                               107               107            107
    7.85% Subordinated notes due 2002(f)                                93                93             93
    7.55% Subordinated notes due 2006(f)                                75                75             75
    7.375% Subordinated notes due 2008(f)                               70                70             70
    Lease financing debt due through 2006(g)                           484               519            548
    Federal Home Loan Bank advances due through 2030(h)              1,168               762            506
    All other long-term debt(i)                                        353               270            205
--------------------------------------------------------------------------------------------------------------
         Total subsidiaries                                         14,559            12,342         12,944
-------------------------------------------------------------------------------------------------------------
            Total long-term debt                                   $16,895           $14,554        $14,675
                                                                   =======           =======        =======
--------------------------------------------------------------------------------------------------------------

Key uses interest rate swaps and caps, which modify the repricing and maturity characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments at June 30, 2002, see Note 14 ("Derivatives and Hedging Activities"),which begins on page 28.

(a) At June 30, 2002, December 31, 2001 and June 30,2002, the senior medium-term notes had weighted average interest rates of 2.69%, 2.51% and 4.48%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.42%, 7.42% and 7.42% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) Senior euro medium-term notes had a weighted average interest rate of 2.11% at June 30, 2002. These notes, which are obligations of KeyCorp, had a floating interest rate based on the three-month London Interbank Offered Rate (known as "LIBOR").

(c)  The notes may not be redeemed or prepaid prior to maturity.

(d) Senior medium-term bank notes of subsidiaries had weighted average interest rates of 2.73%, 2.45% and 4.30%, at June 30, 2002, December 31, 2001 and
     June 30, 2001, respectively. These notes had a combination of fixed and floating interest rates.

(e) Senior euro medium-term notes had weighted average interest rates of 2.15%, 2.58%, and 4.78%, at June 30, 2002, December 31, 2001 and June 30, 2001,
     respectively. These notes, which are obligations of KeyBank National Association, had fixed interest rates and floating interest rates based on LIBOR.

(f) These notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. None of the subordinated instruments may be redeemed prior to their maturity dates.

(g) Lease financing debt had weighted average interest rates of 7.17% at June 30, 2002, 7.41% at December 31, 2001 and 7.81% at June 30, 2001. This
     category of debt consists of primarily nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type leases.

(h) Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 1.97% at June 30, 2002, 2.19% at December 31, 2001 and 4.05% at June 30, 2001. These advances, which had a combination of fixed and floating interest rates, were secured by $1.8 billion, $1.1 billion, and $759 million of real estate loans and securities at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

(i) Other long-term debt, consisting of industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 6.77%, 6.72%, and 6.84% at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

(j) At June 30, 2002, unused capacity under KeyCorp's registration with the Securities and Exchange Commission included $1.2 billion under a shelf registration and $575 million allocated for the issuance of medium-term notes.


                            10. RESTRUCTURING CHARGES

In November 1999, KeyCorp instituted a competitiveness initiative to improve Key's operating efficiency and profitability.

In the first phase of the initiative, Key outsourced certain technology and corporate support functions, consolidated sites in a number of Key's businesses and reduced the number of management layers. This phase was completed in 2000. As of March 31, 2002, Key had substantially completed the implementation of all projects related to the second and final phase, which started during the second half of 2000. This phase focused on:

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

Changes in the components of the restructuring charge liability associated with the above actions are as follows:


                                   DECEMBER 31,         RESTRUCTURING            CASH        JUNE 30,
in millions                                2001     CHARGES (CREDITS)        PAYMENTS            2002
---------------------------------------------------------------------------------------------------------
Severance                                  $27                  $(7)              $ 9             $11
Site consolidations                         33                    2                 3              32
Equipment and other                          1                   --                --               1
---------------------------------------------------------------------------------------------------------
    Total                                  $61                  $(5)              $12             $44
                                           ===                  ===               ===             ===
---------------------------------------------------------------------------------------------------------

                             11. CAPITAL SECURITIES

KeyCorp has five fully-consolidated subsidiary business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"), which are carried as liabilities on Key's balance sheet. These securities provide an attractive source of funds since they are given Tier I capital treatment for financial reporting purposes, but have the same tax advantages as debt for Federal income tax purposes. As guarantor, KeyCorp unconditionally guarantees payment of:

-    required distributions on the capital securities;

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

The capital securities, common stock and related debentures are summarized as follows:


                                                                                              PRINCIPAL          INTEREST RATE
                                                      CAPITAL                                 AMOUNT OF             OF CAPITAL
                                                  SECURITIES,            COMMON             DEBENTURES,         SECURITIES AND
dollars in millions                             NET OF DISCOUNT (a)    SECURITIES         NET OF DISCOUNT (b)       DEBENTURES (c)
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2002
     KeyCorp Institutional Capital A                   $  389               $11                  $  361                  7.826%
     KeyCorp Institutional Capital B                      167                 4                     154                  8.250
     KeyCorp Capital I                                    237                 8                     244                  2.778
     KeyCorp Capital II                                   205                 8                     203                  6.875
     KeyCorp Capital III                                  246                 8                     233                  7.750
----------------------------------------------------------------------------------------------------------------------------------
         Total                                         $1,244               $39                  $1,195                  6.749%
                                                       ======               ===                  ======

----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                      $1,288               $39                  $1,282                  6.824%
                                                       ======               ===                  ======

----------------------------------------------------------------------------------------------------------------------------------
June 30, 2001                                          $1,279               $39                  $1,282                  7.263%
                                                       ======               ===                  ======
----------------------------------------------------------------------------------------------------------------------------------


                                                      MATURITY
                                                    OF CAPITAL
                                                SECURITIES AND
dollars in millions                                 DEBENTURES
---------------------------------------------------------------
June 30, 2002
     KeyCorp Institutional Capital A                      2026
     KeyCorp Institutional Capital B                      2026
     KeyCorp Capital I                                    2028
     KeyCorp Capital II                                   2029
     KeyCorp Capital III                                  2029
---------------------------------------------------------------
         Total                                              --


---------------------------------------------------------------
December 31, 2001                                           --


---------------------------------------------------------------
June 30, 2001                                               --

---------------------------------------------------------------


(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at June 30, 2002, December 31, 2001 and June 30, 2001, are basis adjustments of $88 million, $45 million and $36 million, respectively, related to fair value hedges. See Note 14 ("Derivatives and Hedging Activities"), which begins on page 28, for an explanation of fair value hedges.

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

(c) The interest rates for Capital A, Capital B, Capital II and Capital III are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at June 30, 2002, December 31, 2001 and June 30, 2001, are weighted average rates.

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

On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order placing Reliance in a court supervised "rehabilitation" and purporting to stay all litigation against Reliance. On July 23, 2001, the Federal District Court in Ohio stayed the litigation to allow the rehabilitator to complete her task. On October 3, 2001, the Court in Pennsylvania entered an order placing Reliance into liquidation and canceling all Reliance insurance policies as of November 2, 2001. On November 20, 2001, the Federal District Court in Ohio entered an order which, among other things, required Reliance to report to the Court on the progress of the liquidation. On January 15, 2002, Reliance filed a status report requesting the continuance of the stay for an indefinite period. On February 20, 2002, KeyBank filed a Motion for Partial Lifting of the July 23, 2001, Stay in which it asked the Court to allow the case to proceed against the parties other than Reliance. The Court granted KeyBank's motion on May 17, 2002.

Management believes that KeyBank has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through KeyBank during the four-year period ending January 1, 2001. With respect to each individual lease, however, it is not until the lease expires and the vehicle is sold that KeyBank can determine the existence and amount of any actual loss on the lease (i.e., the difference between the residual value provided for in the lease agreement and the vehicle's actual market value at lease expiration). KeyBank's actual total losses for which it will file claims will depend to a large measure upon the viability of, and pricing within, the market for used cars throughout the lease run-off period, which extends through 2006. Accordingly, the total expected loss on the portfolio cannot be determined with certainty at this time. Claims filed by KeyBank through June 30, 2002, total approximately $202 million, and management currently estimates that approximately $106 million of additional claims may be filed through year-end 2006. During this time frame, a number of factors could affect KeyBank's actual loss experience, which may be higher or lower than management's current estimates.

Key is recording as a receivable a portion of the amount of the claims as and when filed estimated to be appropriate to reflect the collectibility risk associated with the insurance litigation. Any recovery from the litigation may be more or less than the receivable.

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

In 1999, certain purchasers of the NSM securities commenced litigation against McDonald and several other parties, claiming that McDonald, the other initial purchasers and certain other of NSM's third party service providers violated certain state and federal securities and other laws. Nine separate lawsuits were brought against McDonald and others by purchasers of the NSM securities: two in Federal court in Minnesota; two in Federal court in New York; two in California; and one in each of Connecticut, Illinois and New Jersey. The aggregate amount of securities alleged to have been purchased by the plaintiffs in these nine lawsuits was approximately $260 million. While the relief claimed in the lawsuits varied, generally the plaintiffs sought rescission of the sale of the securities, compensatory damages, punitive damages, pre- and post- judgment interest, legal fees and expenses.

McDonald filed responses to each complaint denying liability and has since entered into settlement agreements with the plaintiffs in all nine lawsuits, pursuant to which those plaintiffs' claims against McDonald were dismissed. The terms of the settlement agreements, including the consideration paid by McDonald, are confidential.

Key sought coverage from its insurance carriers for certain liabilities and expenses related to the settled claims (above certain self-insurance layers that were exhausted and expensed), which coverage was subsequently denied by the carriers. As a result, Key and its lead insurance carrier filed declaratory judgment actions against each other. Key's action includes claims for breach of contract and for bad faith. In January 2002, the insurance carriers and Key agreed to a monetary settlement of their dispute, which would have (when aggregated with litigation reserves previously established for these lawsuits) provided coverage for amounts paid by Key in settlement of the NSM lawsuits. However, in the course of finalizing the settlement documentation, the insurance carriers informed Key that in their view a settlement of all material terms was not reached and, accordingly, the settlement agreement is not valid. Management believes that the settlement agreement is valid, and on March 31, 2002, KeyCorp filed a Motion to Enforce the Settlement Agreement in the United States District Court for the Northern District of Ohio. That Motion is pending before the Court, and a hearing is currently scheduled to take place in late August 2002. If the settlement agreement were not to be enforced, the aggregate balance sheet exposure for all claims relating to the coverage dispute would be approximately $40 million. This exposure along with additional damages would then be pursued in the underlying litigation against the carriers.

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

           13. OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its lead bank, KeyBank National Association, is party to various financial instruments with off-balance sheet risk. These instruments include those related to loan securitizations, as well as derivatives and hedging activities. The other major types of financial instruments with off-balance sheet risk are primarily loan commitments and standby letters of credit. These financial instruments generally help Key meet clients' financing needs. However, they also involve credit risk not reflected on Key's balance sheet. Key mitigates its exposure to credit risk with internal controls that guide the way applications for credit are reviewed and approved, credit limits are established and, when necessary, demands for collateral are made. In particular, Key evaluates the credit-worthiness of each prospective borrower on a case-by-case basis. Key does not have any significant concentrations of credit risk related to the financial instruments discussed in this note.

COMMITMENTS TO EXTEND CREDIT. These are agreements to provide financing on predetermined terms, as long as the client continues to meet specified criteria. Loan commitments generally carry variable rates of interest and have fixed expiration dates or other termination clauses. In many cases, a client must pay a fee to obtain a loan commitment from Key. Since a commitment may expire without resulting in a loan, the total amount of outstanding commitments may exceed Key's eventual cash outlay.

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

At June 30, 2002, Key's commitments to provide liquidity and credit enhancement totaled $348 million and $34 million, respectively. There were no balances outstanding under either of the commitment facilities at June 30, 2002. Management periodically evaluates Key's potential exposure related to these commitments.

The balance of assets outstanding in the conduit was $326 million at June 30, 2002. Of this amount, $140 million represents the balance of the beneficial interests in the Federally guaranteed education loans acquired by the conduit in 2001. The remaining amount represents primarily loans purchased by the conduit from other financial institutions. All of the assets in the conduit were performing in accordance with their contractual terms at June 30, 2002.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION. KeyBank National Association ("KBNA") participates as a lender in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a condition to FNMA's delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss on each mortgage loan sold. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to be appropriate in light of the recourse risk. As of June 30, 2002, the principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.2 billion.

RETURN GUARANTY AGREEMENT WITH LOW-INCOME HOUSING TAX CREDIT ("LIHTC") INVESTORS. Key Affordable Housing Corporation ("KAHC"), a subsidiary of KeyBank, offers limited partnership interests to qualified investors. Partnerships formed by KAHC invest in low-income residential rental properties that qualify for Federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return. The guaranteed return is incumbent on the financial performance of the property and the property's ability to maintain its LIHTC status throughout the fifteen-year compliance period. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties. At June 30, 2002, Key guaranteed equity of $674 million plus various specified returns on that equity. KAHC has established a reserve of an amount that management believes will be sufficient to cover estimated losses under the guarantees.

OTHER OFF-BALANCE SHEET RISK. KeyBank National Association and Key Bank USA, National Association are members of MasterCard International Inc. ("MasterCard") and Visa U.S.A. Inc. ("Visa"). MasterCard's charter documents and bylaws state that MasterCard has the ability to assess members for certain liabilities, including litigation liabilities. Visa's charter documents state that Visa has the ability to fix fees payable by members in connection with the operations of Visa. Descriptions of pending lawsuits and MasterCard's and Visa's position regarding the potential impact of those lawsuits on members are set forth on MasterCard's and Visa's respective websites and in MasterCard's public filings with the Securities and Exchange Commission. Key is not a party to any significant litigation by third parties against MasterCard or Visa.

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


                                                     JUNE 30,       DECEMBER 31,        JUNE 30,
in millions                                             2002               2001             2001
---------------------------------------------------------------------------------------------------
Loan commitments:
     Home equity                                     $ 5,411            $ 4,965           $ 4,863
     Commercial real estate and construction           2,061              2,487             2,465
     Commercial and other                             23,080             24,936            22,182
---------------------------------------------------------------------------------------------------
        Total loan commitments                        30,552             32,388            29,510

Other commitments:
     Standby letters of credit                         3,555              3,503             3,334
     Commercial letters of credit                        102                106               126
---------------------------------------------------------------------------------------------------
        Total loan and other commitments             $34,209            $35,997           $32,970
                                                     =======            =======           =======
---------------------------------------------------------------------------------------------------

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

At June 30, 2002, Key had $430 million of derivative assets recorded in "accrued income and other assets" and $141 million of derivative liabilities recorded in "accrued expense and other liabilities" on the balance sheet.

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

During the first half of 2002, Key recognized a net gain of approximately $3 million related to the ineffective portion of its fair value hedging instruments. The ineffective portion recognized is included in "other income" on the income statement.

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

Key also uses "pay fixed/receive variable" interest rate swaps to manage the interest rate risk associated with anticipated sales or securitizations of certain commercial real estate loans. These swaps protect against a possible short-term decline in the value of the loans that could result from changes in interest rates between the time they are originated and the time they are securitized or sold. Key's general policy is to sell or securitize these loans within one year of their origination.

As a result of actions announced in May 2001, Key revised its projections of future debt needs. Consequently, during the second quarter of 2001, Key reclassified a $3 million gain from "accumulated other comprehensive income
(loss)" to "other income" on the income statement. This reclassification relates to a cash flow hedge of a previously forecasted debt issuance that Key did not make.

During the first half of 2002, Key recognized a net loss of approximately $1 million in connection with the ineffective portion of its cash flow hedging instruments. There was no impact on earnings during the first half of 2002 related to the exclusion of portions of hedging instruments from the assessment of hedge effectiveness.

The change in "accumulated other comprehensive income (loss)" resulting from cash flow hedges is as follows:


                                                                                RECLASSIFICATION
                                            DECEMBER 31,               2002           OF  GAINS       JUNE 30,
in millions                                       2001     HEDGING ACTIVITY       TO NET INCOME           2002
---------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges           $(2)                 $13               $ (4 )            $7
---------------------------------------------------------------------------------------------------------------

Key expects to reclassify approximately $27 million of net gains on derivative instruments from "accumulated other comprehensive income (loss)" to earnings during the next twelve months. Reclassifications will coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans.

TRADING PORTFOLIO

FUTURES CONTRACTS AND INTEREST RATE SWAPS, CAPS AND FLOORS. Key uses these instruments for dealer activities, which are generally limited to Key's commercial loan clients, and enters into other positions with third parties to mitigate the interest rate risk of the client positions. The transactions entered into with clients are generally limited to conventional interest rate swaps. All futures contracts and interest rate swaps, caps and floors are recorded at their estimated fair values. Adjustments to fair value are included in "investment banking and capital markets income" on the income statement.

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

OPTIONS AND FUTURES. Key uses these instruments for proprietary trading purposes. Adjustments to the fair value of options and futures are included in "investment banking and capital markets income" on the income statement.

The following table shows net trading income recognized on interest rate swap and foreign exchange forward contracts.

                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
in millions                                        2002             2001
--------------------------------------------------------------------------
Interest rate swap contracts                         $5               $8
Foreign exchange forward contracts                   18               22
--------------------------------------------------------------------------

COUNTERPARTY CREDIT RISK

Swaps and caps present credit risk because the counterparty may not meet the terms of the contract. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

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

At June 30, 2002, Key was party to swaps with 36 different counterparties. Among these were swaps entered into to offset the risk of client swaps. Key had aggregate credit exposure of $261 million to 12 of these counterparties, with the largest credit exposure to an individual counterparty amounting to approximately $91 million. As of the same date, Key's aggregate credit exposure on its interest rate caps totaled $33 million. Management has established a reserve of an amount that it believes will be sufficient to cover estimated losses related to customer derivatives.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 2002 and 2001, and the related condensed consolidated statements of income for the three- and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of Key's management.

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


                                        /s/ Ernst & Young LLP

Cleveland, Ohio
July 12, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION
------------

This Management's Discussion and Analysis generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2002 and 2001. Some tables may cover more periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 30.

ACCOUNTING POLICIES

Key's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report Key's overall financial performance. In management's opinion, some of these areas have a more significant impact than others on Key's financial reporting. This is because they apply to areas of relatively greater business importance, to matters for which there is a range of possible outcomes and/or require a more subjective decision-making process on the part of management. For Key, these areas include accounting for the allowance for loan losses, loan securitizations, and contingent obligations arising from litigation and tax exposures. Our accounting policies related to the first two of these three areas are disclosed in Note 1 ("Summary of Significant Accounting Policies"), which begins on page 58 of Key's 2001 Annual Report to Shareholders. A detailed description of contingent obligations arising from litigation is contained in Note 12 ("Legal Proceedings"), which begins on page 24 of this report. In the normal course of business, Key is routinely subject to examinations and challenges from tax authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which it is engaged. In connection with a current examination, the Internal Revenue Service is challenging Key's tax treatment of certain leveraged lease investments originated in the years under examination. This and other challenges by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes that these challenges will be resolved without having any material effect on Key's financial condition and results of operations. All accounting policies are important, and all policies contained in Note 1 of the Annual Report should be reviewed for a greater understanding of how Key's financial performance is recorded and reported.

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

In recent months, corporate improprieties related to revenue recognition have received a great deal of attention in the media. Although the risk of intentional or unintentional misstatements exists in all companies, the likelihood of such misstatements occurring in the financial services industry is mitigated by the fact that most of the revenue (i.e., interest accruals) recorded is driven by nondiscretionary formulas.

In addition, Key's management has established and maintains a comprehensive system of internal control to protect Key's assets and the integrity of its financial statements. While no such system is foolproof, ours is designed so that the financial information we publish is accurate, complete, timely and presents our performance fairly.

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

- CORE FINANCIAL RESULTS exclude the effects of significant nonrecurring items such as accounting changes, write-downs of certain assets in connection with the implementation of strategic actions, gains from divestitures and restructuring charges. All of these items can distort results, particularly in period-to-period comparisons. Reported results include these items as required under accounting principles generally accepted in the United States. Items that account for the difference between Key's core and reported financial results for the three- and six-month periods ended June 30, 2001, are summarized in Figure 1 on page 35.

- All earnings per share data included in this discussion are presented on a DILUTED basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options. Some of the financial information tables also include BASIC earnings per share, which takes into account only common shares outstanding.

- For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company's TOTAL RISK-BASED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital," which begins on page 63.

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

- The stock and bond markets could suffer additional disruptions, which may have adverse effects on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

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

HIGHLIGHTS OF KEY'S PERFORMANCE
-------------------------------

FINANCIAL PERFORMANCE

During the second quarter of 2001, we announced a series of strategic initiatives designed to sharpen our business focus and strengthen our financial performance by emphasizing the importance of core relationship businesses and a more conservative credit culture. Specific actions include exiting the automobile leasing business, de-emphasizing indirect prime automobile lending, discontinuing nonrelationship lending in the leveraged financing and nationally syndicated lending businesses, and increasing the allowance for loan losses.

As a result of the above actions, we recorded several significant charges that had an adverse effect on Key's financial performance for the second quarter of 2001. The nonrecurring charges include a noncore $150 million write-down of goodwill, as well as two large charges included in Key's core financial results. The core charges include an additional provision for loan losses of $300 million ($189 million after tax) and $40 million ($25 million after tax) for losses incurred on the residual values of leased vehicles. These charges are reviewed in greater detail throughout the remainder of this discussion.

The primary measures of Key's financial performance for the second quarter and first six months of 2002 are summarized below. Performance measures for the same periods in 2001 reflect the effects of the two large core charges recorded in the second quarter, but exclude the goodwill write-down and other items summarized in Figure 1 that are considered to be nonrecurring (or noncore).

- Net income for the second quarter of 2002 was $246 million, or $.57 per common share, up from net income of $240 million, or $.56 per share, for the previous quarter and core net income of $28 million, or $.07 per share, for the second quarter of 2001. For the first six months of the year, Key's net income was $486 million, or $1.13 per common share, compared with core net income of $245 million, or $.57 per share for the first half of last year.

- Key's return on average equity was 15.16% for the second quarter of 2002. This result compares with a return of 15.53% for the prior quarter and a core return of 1.69% for the year-ago quarter. For the first six months of the year, Key's return on average equity was 15.34%, compared with a core return of 7.45% for the first half of 2001.

- Key's second quarter return on average total assets was 1.21%. This result is up from a return of 1.20% for the previous quarter and a core return of .13% for the second quarter of 2001. For the first six months of the year, Key's return on average total assets was 1.21%, up from a core return of .57% for the comparable period in 2001.

                    FIGURE 1. SIGNIFICANT NONRECURRING ITEMS



                                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------      ---------------------------
dollars in millions, except per share amounts                              2002           2001             2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                           $   246       $  (160)          $   486        $    57
Nonrecurring items (net of tax):
      Goodwill write-down (automobile finance business)                      --           150                --            150
      Cumulative effect of accounting change--EITF 99-20                     --            24                --             24
      Additional litigation reserves                                         --            13                --             13
      Restructuring and other special charges                                --             1                --              1
-----------------------------------------------------------------------------------------------------------------------------------
Net income - core                                                       $   246       $    28           $   486        $   245
                                                                        =======       =======           =======        =======

Net income (loss) per diluted common share                              $   .57       $  (.38)          $  1.13        $   .13
Net income per diluted common share--core                                   .57           .07              1.13            .57
Return on average total assets                                             1.21%         (.75)%            1.21%           .13%
Return on average total assets--core                                       1.21           .13              1.21            .57
Return on average equity                                                  15.16         (9.67)            15.34           1.73
Return on average equity--core                                            15.16          1.69             15.34           7.45
-----------------------------------------------------------------------------------------------------------------------------------

Relative to both the second quarter of 2001 and the first quarter of 2002, Key's second quarter earnings reflect positive results from the actions taken last year. Despite continued softness in the economy, Key's taxable-equivalent net interest income rose from that reported for the second quarter of 2001. A 21 basis point improvement in net interest margin more than compensated for a 5% reduction in average earning assets stemming from the impact of some strategic downsizing of the loan portfolio, loan sales and weaker loan demand. Noninterest income rose by $50 million, reflecting the $40 million charge recorded a year ago to establish a reserve for losses incurred on the residual values of leased vehicles. On a core basis, noninterest expense fell by $21 million, including a $20 million reduction associated with the adoption of new accounting guidance for goodwill. The provision for loan losses decreased by $266 million due to the additional $300 million provision recorded in the year-ago quarter as part of management's decision to discontinue nonrelationship lending in the leveraged financing and nationally syndicated lending businesses and to facilitate sales of distressed loans in other portfolios.

Relative to the first quarter of 2002, Key's second quarter earnings reflect a moderate increase in revenue, a level of noninterest expense that was essentially unchanged and our first quarter-to-quarter decrease in nonperforming loans in three years. Our favorable performance in terms of expense control is attributable largely to the success of our competitiveness initiative discussed on page 36.

The primary reasons that Key's specific revenue and expense components changed from those of the three- and six month periods ended June 30, 2001, are reviewed in detail in the remainder of this discussion.

Figure 2 on page 37 summarizes Key's financial performance on a reported basis for each of the past five quarters and the first six months of 2002 and 2001.

CORPORATE STRATEGY

Our objective is to achieve revenue and earnings per share growth that is consistently above the median for stocks that make up the Standard & Poors 500 Banks Index. In order to achieve this, our current strategy is comprised of the following four primary elements:

- STAY FOCUSED ON OUR CORE BUSINESSES. To further this objective, we intend to focus on businesses where we can build relationships with our clients. We will primarily focus on a business mix that comprises our "footprint" businesses that serve individuals, particularly the affluent, small businesses and middle market companies. Additionally, we intend to focus on national businesses such as commercial real estate lending, asset management, home equity lending and equipment leasing.

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

- ENHANCE OUR BUSINESS. To accomplish this objective, we intend to build on the success of our competitiveness initiative via a continuous improvement process, which will continue to focus on increasing revenues, controlling expenses and better serving our clients. Additionally, we intend to continue to leverage technology both to reduce costs and enhance the service quality provided to our clients. Over time, we also intend to diversify our revenue mix by emphasizing the growth of fee income and to invest in higher-growth and higher-return businesses.

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

STATUS OF COMPETITIVENESS INITIATIVE

Key launched a major initiative in November 1999, the first phase of which was completed in 2000. This initiative was designed to improve Key's profitability by reducing the costs of doing business, focusing on the most profitable growth businesses and enhancing revenues. During the initial phase, we reduced our annual operating expenses by approximately $100 million by outsourcing certain nonstrategic support functions, consolidating sites in a number of our businesses and reducing management layers.

As of March 31, 2002, we had substantially completed the implementation of all projects related to the second and final phase of the initiative, referred to as PEG (Perform, Excel, Grow). In this phase, our goal was to reduce costs by an incremental net annual rate of $200 million by:

- simplifying Key's business structure by consolidating 22 business lines into 10;

-    streamlining and automating business operations and processes;

-    standardizing product offerings and internal processes;

-    consolidating operating facilities and service centers; and

-    outsourcing additional noncore activities.

Management believes that Key will achieve the anticipated annual net cost savings from the overall initiative when all planned actions are fully implemented before the end of 2002.

Management had anticipated that the actions taken in the competitiveness initiative would reduce Key's workforce by approximately 4,000 positions (comprising both staffed and vacant positions) by the end of the first quarter of 2002. At March 31, 2002, nearly 4,100 positions had been eliminated.

Since the inception of the competitiveness initiative, we have recorded related net charges of $274 million. Note 10 ("Restructuring Charges") on page 22, provides more information about Key's restructuring charges.


                        FIGURE 2. SELECTED FINANCIAL DATA


                                                                                   2002                                2001
                                                                    -------------------------------    ----------------------
dollars in millions, except per share amounts                            SECOND             FIRST            FOURTH
-----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                        $  1,102          $  1,092          $  1,210
Interest expense                                                            419               438               510
Net interest income                                                         683               654               700
Provision for loan losses                                                   135               136               723
Noninterest income                                                          448               443               418
Noninterest expense                                                         665               661               702
Income (loss) before income taxes and cumulative effect
      of accounting changes                                                 331               300              (307)
Income (loss) before cumulative effect of accounting changes                246               240              (174)
Net income (loss)                                                           246               240              (174)
Net income (loss) --  core                                                  246               240              (174)
-----------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes           $    .58          $    .56          $   (.41)
Income (loss) before cumulative effect of accounting changes
      --- assuming dilution                                                 .57               .56              (.41)
Net income (loss)                                                           .58               .56              (.41)
Net income (loss)--core                                                     .58               .56              (.41)
Net income (loss)--assuming dilution                                        .57               .56              (.41)
Net income (loss)--assuming dilution--core                                  .57               .56              (.41)
Cash dividends paid                                                         .30               .30              .295
Book value at period end                                                  15.46             15.05             14.52
Market price:
      High                                                                29.40             27.26             24.52
      Low                                                                 25.95             22.92             20.49
      Close                                                               27.30             26.65             24.34
Weighted average common shares (000)                                    426,092           424,855           423,596
Weighted average common shares and
     potential common shares (000)                                      431,935           430,019           428,280
-----------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                                  $ 63,881          $ 63,956          $ 63,309
Earning assets                                                           72,820            72,382            71,672
Total assets                                                             82,778            81,359            80,938
Deposits                                                                 44,805            43,233            44,795
Long-term debt                                                           16,895            15,256            14,554
Shareholders' equity                                                      6,592             6,402             6,155

Full-time equivalent employees                                           20,929            21,076            21,230
KeyCenters                                                                  905               911               911
-----------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                             1.21%             1.20%             (.84)%
Return on average total assets --  core                                    1.21              1.20              (.84)
Return on average equity                                                  15.16             15.53            (10.57)
Return on average equity--  core                                          15.16             15.53            (10.57)
Net interest margin (taxable equivalent)                                   3.98              3.93              3.98
-----------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                           7.96%             7.87%             7.60%
Tangible equity to tangible assets                                         6.69              6.57              6.29
Tier 1 risk-based capital                                                  8.23              7.92              7.43
Total risk-based capital                                                  12.29             12.02             11.41
Leverage                                                                   8.14              8.13              7.65
-----------------------------------------------------------------------------------------------------------------------------



                                                                       2001                            SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------     ------------------------------------
dollars in millions, except per share amounts                   THIRD            SECOND                2002                  2001
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                              $  1,380          $  1,467            $  2,194              $  3,037
Interest expense                                                  656               754                 857                 1,636
Net interest income                                               724               713               1,337                 1,401
Provision for loan losses                                         116               401                 271                   511
Noninterest income                                                454               398                 891                   853
Noninterest expense                                               683               858               1,326                 1,556
Income (loss) before income taxes and
      cumulative effect of accounting changes                     379              (148)                631                   187
Income (loss) before cumulative effect
  of accounting changes                                           249              (136)                486                    82
Net income (loss)                                                 249              (160)                486                    57
Net income (loss) --  core                                        249                28                 486                   245
----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect
  of accounting changes                                      $    .59          $   (.32)           $   1.14              $    .19
Income (loss) before cumulative effect
  of accounting changes --- assuming dilution                     .58              (.32)               1.13                   .19
Net income (loss)                                                 .59              (.38)               1.14                   .14
Net income (loss) --  core                                        .59               .07                1.14                   .58
Net income (loss)--  assuming dilution                            .58              (.38)               1.13                   .13
Net income (loss)--  assuming dilution -- core                    .58               .07                1.13                   .57
Cash dividends paid                                              .295              .295                 .60                   .59
Book value at period end                                        15.53             15.22               15.46                 15.22
Market price:
      High                                                      28.15             26.43               29.40                 29.25
      Low                                                       22.20             22.10               22.92                 22.10
      Close                                                     24.14             26.05               27.30                 26.05
Weighted average common shares (000)                          424,802           424,675             425,477               424,352
Weighted average common shares and
     potential common shares (000)                            430,346           429,760             430,983               429,838
----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                        $ 64,506          $ 66,693            $ 63,881              $ 66,693
Earning assets                                                 73,943            76,531              72,820                76,531
Total assets                                                   84,419            85,838              82,778                85,838
Deposits                                                       45,372            45,743              44,805                45,743
Long-term debt                                                 15,114            14,675              16,895                14,675
Shareholders' equity                                            6,575             6,467               6,592                 6,467

Full-time equivalent employees                                 21,297            21,742              20,929                21,742
KeyCenters                                                        911               926                 905                   926
----------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                   1.16%            (.75)%              1.21 %                  .13%
Return on average total assets --  core                          1.16               .13                1.21                   .57
Return on average equity                                        15.20             (9.67)              15.34                  1.73
Return on average equity -- core                                15.20              1.69               15.34                  7.45
Net interest margin (taxable equivalent)                         3.85              3.77                3.96                  3.70
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                 7.79%             7.53%               7.96%                 7.53%
Tangible equity to tangible assets                               6.51              6.25                6.69                  6.25
Tier 1 risk-based capital                                        7.81              7.71                8.23                  7.71
Total risk-based capital                                        11.77             11.81               12.29                 11.81
Leverage                                                         7.90              7.68                8.14                  7.68
----------------------------------------------------------------------------------------------------------------------------------

LINE OF BUSINESS RESULTS

This section summarizes the financial performance and related strategic developments of each of Key's three major business groups: Key Consumer Banking, Key Corporate Finance and Key Capital Partners. To better understand this discussion, see Note 4 ("Line of Business Results"), which begins on page 10.
Note 4 includes a brief description of the products and services offered by each of the groups, as well as more detailed financial information pertaining to the groups and their related lines of business.

Figure 3 summarizes the contribution made by each major business group to Key's taxable-equivalent revenue and net income for the three- and six-month periods ended June 30, 2002 and 2001. The specific lines of business that comprise each of the groups are shown in the tables that accompany the discussions that follow.

   FIGURE 3. MAJOR BUSINESS GROUPS - TAXABLE-EQUIVALENT REVENUE AND NET INCOME



                                            THREE MONTHS ENDED JUNE 30,                 CHANGE
                                     -----------------------------------  -------------------------------
dollars in millions                             2002               2001          AMOUNT          PERCENT
-----------------------------------------------------------------------------------------------------------
REVENUE (TAXABLE EQUIVALENT)
Key Consumer Banking                          $  579             $  569           $  10              1.8%
Key Corporate Finance                            325                340             (15)            (4.4)
Key Capital Partners                             288                292              (4)            (1.4)
Other Segments                                   (20)               (15)             (5)           (33.3)
                                     ----------------  -----------------  --------------   --------------
     Total segments                            1,172              1,186             (14)            (1.2)
Reconciling items(c)                              (3)               (69)             66             95.7
                                     ----------------  -----------------  --------------   --------------
     Total                                    $1,169             $1,117           $  52              4.7
                                     ================  =================  ==============

NET INCOME (LOSS)(a)
Key Consumer Banking(b)                       $  115             $  107            $  8              7.5%
Key Corporate Finance                            100                105              (5)            (4.8)
Key Capital Partners                              42                 32              10             31.3
Other Segments                                    (8)                (4)             (4)          (100.0)
                                     ----------------  -----------------  --------------   --------------
     Total segments                              249                240               9              3.8
Reconciling items(c)                              (3)              (400)            397             99.3
                                     ----------------  -----------------  --------------   --------------
     Total                                    $  246             $ (160)           $406              N/M
                                     ================  =================  ==============
-----------------------------------------------------------------------------------------------------------



                                          SIX MONTHS ENDED JUNE 30,                  CHANGE
                                     --------------------------------  ------------------------------
dollars in millions                            2002             2001         AMOUNT          PERCENT
-----------------------------------------------------------------------------------------------------
REVENUE (TAXABLE EQUIVALENT)
Key Consumer Banking                         $1,141           $1,131          $  10               .9%
Key Corporate Finance                           666              655             11              1.7
Key Capital Partners                            565              587            (22)            (3.7)
Other Segments                                  (43)             (11)           (32)          (290.9)
                                     ---------------   --------------  -------------    -------------
     Total segments                           2,329            2,362            (33)            (1.4)
Reconciling items(c)                            (15)             (95)            80             84.2
                                     ---------------   --------------  -------------    -------------
     Total                                   $2,314           $2,267          $  47              2.1
                                     ===============   ==============  =============

NET INCOME (LOSS)(a)
Key Consumer Banking(b)                      $  219           $  207          $  12              5.8%
Key Corporate Finance                           209              190             19             10.0
Key Capital Partners                             79               62             17             27.4
Other Segments                                  (16)               6            (22)          (366.7)
                                     ---------------   --------------  -------------    -------------
     Total segments                             491              465             26              5.6
Reconciling items(c)                             (5)            (408)           403             98.8
                                     ---------------   --------------  -------------    -------------
     Total                                   $  486           $   57          $ 429            752.6
                                     ===============   ==============  =============
-----------------------------------------------------------------------------------------------------

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

(b) Results for the three- and six-month periods ended June 30, 2001, exclude a one-time cumulative charge of $39 million ($24 million after tax) resulting from a prescribed change, applicable to all companies, in the accounting for retained interests in securitized assets (See note (c) below).

(c) Reconciling items in the second quarter of 2001 include an additional provision for loan losses of $300 million ($189 million after tax) recorded in connection with Key's decision to discontinue certain nonrelationship commercial lending, a goodwill write-down of $150 million associated with Key's decision to downsize its automobile finance business, a $40 million ($25 million after tax) loss recorded in connection with declines in leased vehicle residual values, a $20 million ($13 million after tax) increase in litigation reserves and other nonrecurring charges of $2 million ($1 million after tax). Also included are charges related to unallocated nonearning assets of corporate support functions and the effect of the accounting change described in note (b) above.

N/M = Not Meaningful

                    FIGURE 4. KEY CONSUMER BANKING GROUP DATA




                                             THREE MONTHS ENDED JUNE 30,                   CHANGE
                                         -----------------------------------    -----------------------------
dollars in millions                               2002               2001          AMOUNT          PERCENT
----------------------------------------------------------------------------------------------------------------
REVENUE (TAXABLE EQUIVALENT)
Retail Banking                                    $327               $327              --               --%
Small Business                                      98                 98              --               --
Indirect Lending                                    94                 99            $ (5)            (5.1)
National Home Equity                                60                 45              15             33.3
                                       ----------------   ----------------    ------------    -------------
     Total                                        $579               $569            $ 10              1.8
                                       ================   ================    ============

NET INCOME (LOSS)(a)
Retail Banking                                    $ 68               $ 62            $  6              9.7%
Small Business                                      30                 29               1              3.4
Indirect Lending                                    13                 16              (3)           (18.8)
National Home Equity                                 4                 --               4              N/M
                                       ----------------   ----------------    ------------    -------------
     Total                                        $115               $107            $  8              7.5
                                       ================   ================    ============
----------------------------------------------------------------------------------------------------------------



                                              SIX MONTHS ENDED JUNE 30,                CHANGE
                                           ------------------------------   -----------------------------
dollars in millions                               2002            2001         AMOUNT          PERCENT
-------------------------------------------------------------------------------------------------------
REVENUE (TAXABLE EQUIVALENT)
Retail Banking                                  $  641          $  652           $(11)            (1.7)%
Small Business                                     195             188              7              3.7
Indirect Lending                                   185             205            (20)            (9.8)
National Home Equity                               120              86             34             39.5
                                       ----------------  --------------   ------------    -------------
     Total                                      $1,141          $1,131           $ 10               .9
                                       ================  ==============   ============

NET INCOME (LOSS)(a)
Retail Banking                                  $  132          $  121           $ 11              9.1 %
Small Business                                      59              52              7             13.5
Indirect Lending                                    22              35            (13)           (37.1)
National Home Equity                                 6              (1)             7              N/M
                                       ----------------  --------------   ------------    -------------
     Total                                      $  219          $  207           $ 12              5.8
                                       ================  ==============   ============
-------------------------------------------------------------------------------------------------------


(a) Results for the three- and six-month periods ended June 30, 2001, exclude a one-time cumulative charge of $39 million ($24 million after tax) resulting from a prescribed change, applicable to all companies, in the accounting for retained interests in securitized assets.

N/M = Not Meaningful


ADDITIONAL KEY CONSUMER BANKING DATA (2Q02)
Average home equity loans: $11.9 billion                National Home Equity average loan-to-value ratio: 76%
Average core deposits: $30.9 billion                    National Home Equity first lien positions: 83%
489,632 on-line clients (28% penetration)               905 KeyCenters and 2,284 ATMs
8,434 average full-time equivalent employees


Net income for Key Consumer Banking was $115 million for the second quarter of 2002, representing an $8 million increase from the year-ago quarter. The improvement is attributable to an increase in noninterest income and a reduction in noninterest expense, offset in part by a decrease in taxable-equivalent net interest income and a higher provision for loan losses.

Taxable-equivalent net interest income decreased by $5 million, or 1%, from the second quarter of 2001 due to a less favorable interest rate spread on deposits and a decline in average deposits outstanding. The adverse effect of these factors was partially offset by a more favorable spread on earning assets. Noninterest income grew by $15 million, or 14%, due primarily to a $9 million increase in income from service charges on deposit accounts contributed by the Retail Banking and Small Business lines of business. This growth resulted from new pricing implemented in mid-2001 in connection with PEG (Perform, Excel, Grow), Key's competitiveness improvement initiative. Also contributing to the growth in noninterest income are lower losses from retained interests in previously securitized assets and from trading activities. Noninterest expense was down $5 million, or 1%, from the second quarter of 2001. This improvement reflects an approximate $9 million reduction in goodwill amortization, which resulted from the adoption of new accounting guidance on January 1, as well as lower costs for software amortization. These reductions were partially offset by higher costs related to personnel, marketing and activities associated with a higher volume of home equity lending. An $8 million, or 15%, increase in the provision for loan losses reflects the growth in lending in the National Home Equity line of business.

                   FIGURE 5. KEY CORPORATE FINANCE GROUP DATA

                               THREE MONTHS ENDED JUNE 30,      CHANGE         SIX MONTHS ENDED JUNE 30,          CHANGE
                               --------------------------- ------------------- -------------------------   -------------------
dollars in millions                   2002       2001      AMOUNT      PERCENT        2002       2001      AMOUNT      PERCENT
--------------------------------------------------------------------------------------------------------------------- --------
REVENUE (TAXABLE EQUIVALENT)
Corporate Banking                     $177       $201       $(24)       (11.9)%       $365       $392       $(27)        (6.9)%
National Commercial Real Estate         86         95         (9)        (9.5)         176        177         (1)         (.6)
National Equipment Finance              62         44         18         40.9          125         86         39         45.3
                                      ----       ----       ----        -----         ----       ----       ----        -----
     Total                            $325       $340       $(15)        (4.4)        $666       $655       $ 11          1.7
                                      ====       ====       ====                      ====       ====       ====

NET INCOME
Corporate Banking                     $ 50       $ 62       $(12)       (19.4)%       $107       $115       $ (8)        (7.0)%
National Commercial Real Estate         29         36         (7)       (19.4)          61         63         (2)        (3.2)
National Equipment Finance              21          7         14        200.0           41         12         29        241.7
                                      ----       ----       ----         ----         ----       ----       ----          ---
     Total                            $100       $105       $ (5)        (4.8)        $209       $190       $ 19         10.0
                                      ====       ====       ====                      ====       ====       ====
--------------------------------------------------------------------------------------------------------------------- --------

ADDITIONAL KEY CORPORATE FINANCE DATA (2Q02)
Average loans and leases: $29.6 billion
Average deposits: $3.1 billion
1,728 average full-time equivalent employees

Net income for Key Corporate Finance was $100 million for the second quarter of 2002, compared with $105 million for the same period last year. The decrease is due to a reduction in noninterest income, partially offset by an increase in taxable-equivalent net interest income and lower noninterest expense.

Taxable-equivalent net interest income grew by $5 million, or 2%, due primarily to a more favorable interest rate spread on earning assets and an increase in the taxable-equivalent adjustment related to income derived from the equipment leasing portfolio. At the same time, noninterest income decreased by $20 million, or 30%. In the Corporate Banking line of business, additional income from a significant increase in service charges on deposit accounts was more than offset by lower income from trading activities. The overall reduction in noninterest income also reflects declines in gains from loan sales in the National Commercial Real Estate line and from the residual values of leased equipment in the National Equipment Finance line. A $6 million, or 5%, decrease in noninterest expense was driven by an approximate $4 million reduction in goodwill amortization resulting from the January 1 adoption of new accounting guidance.

                    FIGURE 6. KEY CAPITAL PARTNERS GROUP DATA



                                          THREE MONTHS                                   SIX MONTHS ENDED
                                          ENDED JUNE 30,                CHANGE               JUNE 30,               CHANGE
                                     ------------------------    -------------------    -------------------  ----------------------
dollars in millions                     2002           2001        AMOUNT   PERCENT         2002   2001       AMOUNT     PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE (TAXABLE EQUIVALENT)
Victory Capital Management              $ 57          $ 60        $ (3)     (5.0)%          $110   $116        $ (6)        (5.2)%
High Net Worth                           148           149          (1)      (.7)            293    306         (13)        (4.2)
Capital Markets                           83            83          --      --               162    165          (3)        (1.8)
                                        ----          ----        ----      ----            ----   ----        ----         ----
     Total                              $288          $292        $ (4)     (1.4)           $565   $587        $(22)        (3.7)
                                        ====          ====        ====                      ====   ====        ====

NET INCOME
Victory Capital Management              $ 12          $ 12          --      --  %           $ 21   $ 18        $  3         16.7%
High Net Worth                            17             9        $  8      88.9              31     22           9         40.9
Capital Markets                           13            11           2      18.2              27     22           5         22.7
                                        ----          ----        ----      ----            ----   ----        ----         ----
     Total                              $ 42          $ 32          10      31.3            $ 79   $ 62        $ 17         27.4
                                        ====          ====        ====                      ====   ====        ====
-----------------------------------------------------------------------------------------------------------------------------------


ADDITIONAL KEY CAPITAL PARTNERS DATA (2Q02)
Assets under management:  $70.7 billion                               815 High Net Worth sales personnel
Nonmanaged and brokerage assets:  $72.0 billion                       3,669 average full-time equivalent employees
Net new asset inflows:  $919 million

Net income for Key Capital Partners was $42 million for the second quarter of 2002, up from $32 million in the second quarter of last year. The improvement is attributable to a substantial decrease in noninterest expense and growth in taxable-equivalent net interest income. These positive results more than offset a decline in noninterest income.

Taxable-equivalent net interest income increased by $2 million, or 4%, from the second quarter of 2001, despite the $1.4 billion reduction in average loans outstanding that resulted from the 2001 sale of residential mortgage loans associated with the High Net Worth line of business. The increase is due primarily to the lower cost of short-term borrowings and strong growth in home equity lending. A $6 million, or 3%, decrease in noninterest income is attributable mainly to lower income from derivatives and from foreign exchange in the Capital Markets line, a decrease in income from trading activities in the High Net Worth line and a general decline in fee income that is based on the value of assets under management. These decreases were offset in part by a $3 million gain from the divestiture of the 401(k) business in the second quarter of 2002. Noninterest expense decreased by $15 million, or 6%, from the year-ago quarter, due primarily to an approximate $6 million reduction that resulted from the change in accounting for goodwill, and to reduced software amortization.

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

-    interest rate fluctuations; and

-    asset quality.

To make it easier to compare results among different periods and the yields on various types of earning assets, we present all net interest income on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory Federal income tax rate of 35%--would yield $100.

Figure 7, which spans pages 43 and 44, shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the second quarter of 2002 was $721 million, compared with $719 million reported a year ago. This growth reflected an improved net interest margin, which increased 21 basis points to 3.98%. The net interest margin is an indicator of the profitability of the earning asset portfolio and is calculated by dividing net interest income by average earning assets. At the same time, average earning assets decreased by 5% to $72.6 billion, due primarily to declines in both commercial loans and consumer loans, other than home equity loans.

NET INTEREST MARGIN. The net interest margin improved over the past year, primarily because:

-    we benefited from declining short-term interest rates;

- the interest rate spread on our total loan portfolio improved as commercial lease financing yields increased and we continued to focus on those businesses, such as home equity lending, that typically generate higher interest rate spreads;

- we sold loans with interest rate spreads that did not meet Key's internal profitability standards; and

- a greater proportion of Key's earning assets was supported by noninterest-bearing liabilities (such as demand deposits) and shareholders' equity.

INTEREST EARNING ASSETS. Average earning assets for the second quarter of 2002 totaled $72.6 billion, which was $4.0 billion, or 5%, lower than the second quarter 2001 level. This decrease came principally from the loan portfolio and was attributable to a number of factors, including Key's decisions in May 2001 to exit or scale back certain types of lending. Another factor was loan sales, including the September 2001 sale of $1.4 billion of residential mortgage loans. Weak loan demand resulting from the general economic slowdown has also contributed to the net decline in loans.

The size and composition of Key's loan portfolio has been affected by several actions taken in the first six months of 2002 and during 2001:

- During the third quarter of 2001, we sold the aforementioned $1.4 billion of residential mortgage loans, which were generated by our private banking and community development businesses. These loans are originated as a customer and community accommodation and are sold periodically because they have relatively low interest rate spreads that do not meet Key's internal profitability standards.

- During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain nonrelationship credit-only commercial lending. These portfolios, in the aggregate, have declined by approximately $2.7 billion since the date of the announcement through June 30, 2002.

     FIGURE 7. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                                                SECOND QUARTER 2002
                                                                   ----------------------------------------------
                                                                          AVERAGE                    YIELD/
dollars in millions                                                       BALANCE      INTEREST        RATE
------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a), (b)
     Commercial, financial and agricultural                               $18,213         $ 244        5.37%
     Real estate -- commercial mortgage                                     6,414            91        5.70
     Real estate -- construction                                            5,870            72        4.93
     Commercial lease financing                                             7,206           126        6.96
------------------------------------------------------------------------------------------------------------------
        Total commercial loans                                             37,703           533        5.66
     Real estate -- residential                                             2,148            38        7.04
     Home equity                                                           13,072           229        7.03
     Consumer -- direct                                                     2,210            45        8.21
     Consumer -- indirect lease financing                                   1,514            33        8.84
     Consumer -- indirect other                                             5,131           118        9.19
------------------------------------------------------------------------------------------------------------------
        Total consumer loans                                               24,075           463        7.71
     Loans held for sale                                                    2,150            30        5.58
------------------------------------------------------------------------------------------------------------------
        Total loans                                                        63,928         1,026        6.43
Taxable investment securities                                                 934             7        3.20
Tax-exempt investment securities(a)                                           205             4        8.31
------------------------------------------------------------------------------------------------------------------
        Total investment securities                                         1,139            11        4.12
Securities available for sale(a),(c)                                        5,951            95        6.45
Short-term investments                                                      1,561             8        1.97
------------------------------------------------------------------------------------------------------------------
        Total earning assets                                               72,579         1,140        6.30
Allowance for loan losses                                                  (1,579)
Accrued income and other assets                                            10,560
------------------------------------------------------------------------------------------------------------------
                                                                          $81,560
                                                                          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                             $12,535            27         .87
Savings deposits                                                            2,014             3         .67
NOW accounts                                                                  697             2        1.02
Certificates of deposit ($100,000 or more) (d)                              4,816            56        4.69
Other time deposits                                                        13,085           131        4.02
Deposits in foreign office                                                  2,638            12        1.76
------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                                    35,785           231        2.59
Federal funds purchased and securities
     sold under repurchase agreements                                       5,541            24        1.71
Bank notes and other short-term borrowings(d)                               2,995            20        2.73
Long-term debt, including capital securities(d),(e)                        17,230           144        3.37
------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                                 61,551           419        2.73
Noninterest-bearing deposits                                                8,719
Accrued expense and other liabilities                                       4,783
Common shareholders' equity                                                 6,507
------------------------------------------------------------------------------------------------------------------
                                                                          $81,560
                                                                          =======

Interest rate spread (TE)                                                                              3.57%
------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                                 $721         3.98%
                                                                                          ----        =====
Capital securities                                                         $1,236          $20
Taxable-equivalent adjustment(a)                                                            38

------------------------------------------------------------------------------------------------------------------


                                                                                 FIRST QUARTER 2002
                                                                    ---------------------------------------------
                                                                           AVERAGE                    YIELD/
dollars in millions                                                        BALANCE      INTEREST        RATE
-----------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a), (b)
     Commercial, financial and agricultural                                $18,016         $ 242        5.44%
     Real estate -- commercial mortgage                                      6,598            93        5.74
     Real estate -- construction                                             5,856            72        5.01
     Commercial lease financing                                              7,275           132        7.25
-----------------------------------------------------------------------------------------------------------------
        Total commercial loans                                              37,745           539        5.77
     Real estate -- residential                                              2,241            41        7.21
     Home equity                                                            11,863           212        7.26
     Consumer -- direct                                                      2,289            46        8.14
     Consumer -- indirect lease financing                                    1,852            41        8.74
     Consumer -- indirect other                                              5,231           120        9.21
-----------------------------------------------------------------------------------------------------------------
        Total consumer loans                                                23,476           460        7.89
     Loans held for sale                                                     2,267            32        5.70
-----------------------------------------------------------------------------------------------------------------
        Total loans                                                         63,488         1,031        6.55
Taxable investment securities                                                  916             6        2.43
Tax-exempt investment securities(a)                                            219             5        8.52
-----------------------------------------------------------------------------------------------------------------
        Total investment securities                                          1,135            11        3.61
Securities available for sale(a),(c)                                         5,317            89        6.76
Short-term investments                                                       2,041             9        1.76
-----------------------------------------------------------------------------------------------------------------
        Total earning assets                                                71,981         1,140        6.38
Allowance for loan losses                                                   (1,657)
Accrued income and other assets                                             10,547
-----------------------------------------------------------------------------------------------------------------
                                                                           $80,871
                                                                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                                              $12,659            30         .95
Savings deposits                                                             1,947             3         .71
NOW accounts                                                                   715             2        1.03
Certificates of deposit ($100,000 or more)(d)                                4,516            57        5.10
Other time deposits                                                         13,443           149        4.51
Deposits in foreign office                                                   2,136             9        1.69
-----------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits                                     35,416           250        2.86
Federal funds purchased and securities
     sold under repurchase agreements                                        5,584            23        1.70
Bank notes and other short-term borrowings(d)                                4,028            27        2.68
Long-term debt, including capital securities(d),(e)                         16,103           138        3.46
-----------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities                                  61,131           438        2.90
Noninterest-bearing deposits                                                 8,553
Accrued expense and other liabilities                                        4,918
Common shareholders' equity                                                  6,269
-----------------------------------------------------------------------------------------------------------------
                                                                           $80,871
                                                                          ========

Interest rate spread (TE)                                                                               3.48%
-----------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                                                   $702         3.93%
                                                                                            ----         ====
Capital securities                                                         $ 1,298          $ 21
Taxable-equivalent adjustment(a)                                                              48

-----------------------------------------------------------------------------------------------------------------

(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b) For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)  Yield is calculated on the basis of amortized cost.

(d) Rate calculation excludes basis adjustments related to fair value hedges. See Note 14 ("Derivatives and Hedging Activities"), which begins on page 28, for an explanation of fair value hedges.

(e)  Rate calculation excludes ESOP debt.

TE = Taxable Equivalent

FIGURE 7. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
         (CONTINUED)



          FOURTH QUARTER 2001                              THIRD QUARTER 2001                        SECOND QUARTER 2001
--------------------------------------    --------------------------------------------    -------------------------------------
    AVERAGE                    YIELD/            AVERAGE                    YIELD/            AVERAGE                  YIELD/
    BALANCE      INTEREST        RATE            BALANCE      INTEREST        RATE            BALANCE      INTEREST     RATE
--------------------------------------------------------------------------------------    -------------------------------------
    $18,462         $ 271        5.83%           $19,338         $ 324        6.63 %          $20,030         $ 361        7.24%
      6,737           106        6.23              6,813           123        7.20              6,837           135        7.91
      5,971            85        5.65              5,859           101        6.87              5,504           108        7.81
      7,109           128        7.18              6,995           117        6.68              6,990           120        6.86
------------------------------------------------------------------------------------------------------------------------------------
     38,279           590        6.12             39,005           665        6.77             39,361           724        7.37
      2,384            44        7.46              3,826            71        7.42              4,065            79        7.81
     11,046           217        7.82             10,777           228        8.38             10,459           228        8.74
      2,361            52        8.66              2,409            56        9.34              2,458            60        9.74
      2,210            47        8.55              2,557            54        8.30              2,778            57        8.27
      5,359           128        9.51              5,494           132        9.60              5,593           134        9.61
------------------------------------------------------------------------------------------------------------------------------------
     23,360           488        8.32             25,063           541        8.58             25,353           558        8.83
      2,113            34        6.48              2,130            38        7.17              2,240            43        7.69
------------------------------------------------------------------------------------------------------------------------------------
     63,752         1,112        6.94             66,198         1,244        7.47             66,954         1,325        7.93
        904             4        1.86                925             8        3.44                911             8        3.41
        241             6        8.69                258             5        8.65                297             6        8.79
------------------------------------------------------------------------------------------------------------------------------------
      1,145            10        3.30              1,183            13        4.57              1,208            14        4.74
      6,120           103        6.78              6,565           114        6.99              6,572           115        6.99
      1,689            11        2.55              1,741            15        3.57              1,812            19        4.19
------------------------------------------------------------------------------------------------------------------------------------
     72,706         1,236        6.76             75,687         1,386        7.29             76,546         1,473        7.71
     (1,159)                                      (1,204)                                        (988)
     10,920                                       10,396                                       10,429
------------------------------------------------------------------------------------------------------------------------------------
    $82,467                                      $84,879                                      $85,987
    =======                                      =======                                      =======


    $12,396            37        1.20            $12,522            55        1.72            $12,296            67        2.22
      1,911             4         .79              1,936             5        1.01              1,969             5        1.06
        653             2        1.26                611             2        1.41                610             3        1.50
      4,788            61        5.08              4,800            67        5.53              5,571            81        5.85
     13,659           169        4.91             13,703           184        5.33             14,479           209        5.77
      2,418            14        2.21              3,399            30        3.57              2,173            23        4.27
------------------------------------------------------------------------------------------------------------------------------------
     35,825           287        3.18             36,971           343        3.68             37,098           388        4.20

      4,272            24        2.20              6,078            52        3.37              5,177            52        4.06
      5,563            42        2.99              6,230            61        3.95              8,016            94        4.67
     16,167           157        3.88             15,991           200        4.97             16,068           220        5.49
------------------------------------------------------------------------------------------------------------------------------------
     61,827           510        3.28             65,270           656        3.99             66,359           754        4.56
      8,750                                        8,262                                        8,213
      5,359                                        4,848                                        4,779
      6,531                                        6,499                                        6,636
------------------------------------------------------------------------------------------------------------------------------------
    $82,467                                      $84,879                                      $85,987
    =======                                      =======                                      =======

                                 3.48%                                        3.30%                                        3.15%
------------------------------------------------------------------------------------------------------------------------------------

                     $726        3.98%                           $730         3.85%                            $719        3.77%
                     ====        ====                            ====         ====                             ====        =====

     $1,333           $21                         $1,305          $21                          $1,292           $23
                       26                                           6                                             6

------------------------------------------------------------------------------------------------------------------------------------

- We sold commercial mortgage loans of $478 million during the first half of 2002 and $1.7 billion during 2001. Since certain of these loans have been sold with limited recourse, Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk") under the section entitled "Recourse agreement with Federal National Mortgage Association," on page 26. Our business of originating and servicing commercial mortgage loans has grown, in part, as a result of acquiring Conning Asset Management in the second quarter of 2002 and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

- We sold education loans of $186 million during the first six months of 2002 and $1.2 billion ($491 million through securitizations) during 2001.

Figure 8 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 52, contains more discussion about changes in earning assets and funding sources.

               FIGURE 8. COMPONENTS OF NET INTEREST INCOME CHANGES



                                                                     FROM THREE MONTHS ENDED JUNE 30, 2001
                                                                      IN THREE MONTHS ENDED JUNE 30, 2002

                                                       -----------------------------------------------------------
                                                                  AVERAGE              YIELD/                 NET
in millions                                                        VOLUME                RATE              CHANGE
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                $(58)              $(241)              $(299)
Taxable investment securities                                          --                  (1)                 (1)
Tax-exempt investment securities                                       (2)                 --                  (2)
Securities available for sale                                         (10)                (10)                (20)
Short-term investments                                                 (2)                 (9)                (11)
-----------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)                       (72)               (261)               (333)

INTEREST EXPENSE
Money market deposit accounts                                           1                 (41)                (40)
Savings deposits                                                       --                  (2)                 (2)
NOW accounts                                                           --                  (1)                 (1)
Certificates of deposit ($100,000 or more)                            (10)                (15)                (25)
Other time deposits                                                   (19)                (59)                (78)
Deposits in foreign office                                              4                 (15)                (11)
-----------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                                  (24)               (133)               (157)
Federal funds purchased and securities sold
     under repurchase agreements                                        3                 (31)                (28)
Bank notes and other short-term borrowings                            (44)                (30)                (74)
Long-term debt, including capital securities                           15                 (91)                (76)
-----------------------------------------------------------------------------------------------------------------------
     Total interest expense                                           (50)               (285)               (335)
-----------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)                        $(22)              $  24                $  2
                                                                     =====              =====                ====
-----------------------------------------------------------------------------------------------------------------------


                                                                            FROM SIX MONTHS ENDED JUNE 30, 2001
                                                                             TO SIX MONTHS ENDED JUNE 30, 2002

                                                       ------------------------------------------------------------
                                                                   AVERAGE              YIELD/                 NET
in millions                                                         VOLUME                RATE              CHANGE
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                $(129)              $(561)              $(690)
Taxable investment securities                                           --                  (2)                 (2)
Tax-exempt investment securities                                        (4)                 (1)                 (5)
Securities available for sale                                          (39)                (11)                (50)
Short-term investments                                                   2                 (25)                (23)
-------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)                       (170)               (600)               (770)

INTEREST EXPENSE
Money market deposit accounts                                            5                (110)               (105)
Savings deposits                                                        --                  (9)                 (9)
NOW accounts                                                             1                   1                   2
Certificates of deposit ($100,000 or more)                             (30)                (30)                (60)
Other time deposits                                                    (40)               (112)               (152)
Deposits in foreign office                                              (3)                (40)                (43)
-------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                                   (67)               (300)               (367)
Federal funds purchased and securities sold
     under repurchase agreements                                         8                 (83)                (75)
Bank notes and other short-term borrowings                             (81)                (71)               (152)
Long-term debt, including capital securities                            26                (211)               (185)
-------------------------------------------------------------------------------------------------------------------
     Total interest expense                                           (114)               (665)               (779)
-------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)                         $(56)              $ 65                 $  9
                                                                      =====              =====                ====
-------------------------------------------------------------------------------------------------------------------

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

INTEREST RATE RISK MANAGEMENT

Key's Asset/Liability Management Policy Committee has developed a program to measure and manage interest rate risk. This committee is also responsible for approving Key's asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Key's interest rate sensitivity exposure.

FACTORS CONTRIBUTING TO INTEREST RATE EXPOSURE. Key uses interest rate exposure models to quantify the potential impact on earnings and economic value of equity arising from a variety of future interest rate scenarios. The many interest rate scenarios modeled quantify the level of Key's interest rate exposure arising from option risk, basis risk and gap risk.

- A financial instrument presents "OPTION RISK" when one party can take - advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans by refinancing at a lower rate. Such a prepayment gives Key a return on its investment (the principal plus some interest), but unless there is a prepayment penalty, that return will not be as high as the return that would have been generated had payments been received for the duration originally scheduled. Floating-rate loans that are capped against potential interest rate increases and deposits that can be withdrawn on demand also present option risk.

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

Key's guidelines for risk management call for preventive measures to be taken if the simulation modeling demonstrates that a gradual 2% increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines. The low level of short-term interest rates at June 30, 2002, necessitated a modification of Key's standard rate scenario of a gradual decrease of 2% over twelve months to a gradual decrease of 1% over six months and no change over the following six months. As of June 30, 2002, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .39% if short-term interest rates gradually increase by 2%. Conversely, if short-term interest rates gradually decrease by 1% over the next six months, net interest income would be expected to increase by approximately ..82% over the next twelve months.

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

MANAGEMENT OF INTEREST RATE EXPOSURE. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within the bounds of Key's interest rate risk, liquidity and capital guidelines. We manage interest rate risk by using portfolio swaps and caps, which modify the repricing or maturity characteristics of some of our assets and liabilities. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications.

A brief description of interest rate swaps and caps is as follows:

- INTEREST RATE SWAPS are contracts in which two parties agree to exchange interest payment streams that are calculated based on agreed-upon amounts (known as "notional amounts"). For example, party A will pay interest at a fixed rate to, and receive interest at a variable rate from, party B. Key generally uses interest rate swaps to mitigate its exposure to interest rate risk on certain loans, securities, deposits, short-term borrowings and long-term debt.

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

For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see Note 14 ("Derivatives and Hedging Activities"), starting on page 28.

TRADING PORTFOLIO RISK MANAGEMENT

Key's trading portfolio includes interest rate swap contracts entered into to accommodate the needs of clients, other positions with third parties that are intended to mitigate the interest rate risk of client positions, foreign exchange contracts entered into to accommodate the needs of clients, and proprietary trading positions in financial assets and liabilities. The fair values of these trading portfolio items are included in "accrued income and other assets" or "accrued expense and other liabilities" on the balance sheet. For more information about these items, see Note 14 ("Derivatives and Hedging Activities"), which begins on page 28.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At June 30, 2002, Key's aggregate daily VAR was $1.8 million, compared with $1.4 million at June 30, 2001. Aggregate daily VAR averaged $1.6 million for the first six months of 2002, compared with an average of $1.3 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the second quarter of 2002 totaled $448 million, up $50 million, or 13%, from the same period last year. For the first six months of the year, noninterest income was $891 million, representing an increase of $38 million, or 4%, from the first half of 2001.

Key's noninterest income for the second quarter of 2001 includes a $40 million charge (included in miscellaneous income) to establish a reserve for losses incurred on the residual values of leased vehicles. Excluding this strategic charge, noninterest income for the second quarter of 2002 grew by $10 million, or 2%, from the year-ago quarter. The improvement is due primarily to a $14 million increase in service charges on deposit accounts, attributable largely to new pricing implemented in mid-2001 in connection with Key's competitiveness initiative. Noninterest income also benefited from a $5 million increase in trust and investment services income. These favorable results were offset in part by a $7 million reduction in net securities gains.

Adjusting for the $40 million charge discussed above, Key's noninterest income for the first six months of 2002 was essentially unchanged from the amount for the comparable period last year. A $30 million increase in service charges on deposit accounts was more than offset by a $33 million decline in net securities gains.

Figure 9 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the prior year.

                          FIGURE 9. NONINTEREST INCOME


                                                    THREE MONTHS                              SIX MONTHS
                                                    ENDED JUNE 30,        CHANGE              ENDED JUNE 30,         CHANGE
                                                   ---------------    ------------------    -----------------   -------------------
dollars in millions                                 2002     2001     AMOUNT    PERCENT        2002     2001     AMOUNT    PERCENT
-------------------------------------------------------------------------------------------------------------   -------------------
Trust and investment services income                $137     $132         $5        3.8%       $272     $273        $(1)       (.4)%
Investment banking and capital markets income         68       72         (4)      (5.6)        140      137          3        2.2
Service charges on deposit accounts                  104       90         14       15.6         204      174         30       17.2
Corporate-owned life insurance income                 26       27         (1)      (3.7)         52       54         (2)      (3.7)
Letter of credit and loan fees                        29       30         (1)      (3.3)         57       59         (2)      (3.4)
Net securities gains                                   1        8         (7)     (87.5)          1       34        (33)     (97.1)
Other income:
     Electronic banking fees                          20       18          2       11.1          38       35          3        8.6
     Insurance income                                 15       12          3       25.0          28       26          2        7.7
     Loan securitization servicing fees                2        5         (3)     (60.0)          5        9         (4)     (44.4)
     Net gains from loan securitizations and sales     3        8         (5)     (62.5)          9       13         (4)     (30.8)
     Miscellaneous income                             43       (4)        47        N/M          85       39         46      117.9
-----------------------------------------------------------------------------------------------------------------------------------
          Total other income                          83       39         44      112.8         165      122         43       35.2
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                  $448     $398        $50       12.6%       $891     $853        $38        4.5 %
                                                    ====     ====        ===                   ====     ====        ===
-----------------------------------------------------------------------------------------------------------------------------------


N/M = Not Meaningful

TRUST AND INVESTMENT SERVICES INCOME. Trust and investment services provide Key's largest source of noninterest income. Its primary components are as shown in Figure 10. In 2002, the level of revenue derived from these services has been adversely affected by continued softness in the economy, since a significant portion of this income is based on the value of assets under management.

                 FIGURE 10. TRUST AND INVESTMENT SERVICES INCOME


                                                     THREE MONTHS                              SIX MONTHS
                                                     ENDED JUNE 30,           CHANGE          ENDED JUNE 30,         CHANGE
                                                   ------------------  --------------------  ----------------   -------------------
dollars in millions                                  2002       2001    AMOUNT     PERCENT     2002      2001    AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees            $41        $44       $(3)     (6.8)%    $81       $90       $(9)     (10.0)%
Institutional asset management and custody fees        20         22        (2)     (9.1)      40        44        (4)      (9.1)
Bond services                                          10          9         1      11.1       20        19         1        5.3
Brokerage commission income                            29         21         8      38.1       57        47        10       21.3
All other fees                                         37         36         1       2.8       74        73         1        1.4
-----------------------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income       $137       $132      $  5       3.8 %   $272      $273       $(1)       (.4)%
                                                     ====       ====      ====               ====      ====       ====
-----------------------------------------------------------------------------------------------------------------------------------


At June 30, 2002, Key's bank, trust and registered investment advisory subsidiaries had assets under management of $70.7 billion, compared with $74.4 billion at June 30, 2001. These assets are managed on behalf of both institutions and individuals through a variety of equity, fixed income and money market accounts. The composition of Key's assets under management is shown in Figure 11. The value of total assets under management decreased by a net 5% over the past twelve months. This decrease reflects the adverse effect of a decline in the market value of assets under management at June 30, 2002, offset in part by the positive effect of net new asset inflows of approximately $296 million during the same period. As shown in Figure 11, more than one-half of the assets Key manages are invested in more stable fixed income or money market funds. The performance of the majority of Key's product types exceeded the performance of their respective benchmarks.

                       FIGURE 11. ASSETS UNDER MANAGEMENT

                                                                            2002                               2001
                                                               -------------------------   -----------------------------------------
in millions                                                          Second       First         Fourth         Third         Second
------------------------------------------------------------------------------------------------------------------------------------
 Assets under management by investment type:
      Equity                                                        $31,064     $34,497        $34,799       $32,067        $35,903
      Fixed income                                                   18,905      18,536         17,326        16,929         15,363
      Money market                                                   20,756      19,413         19,957        21,223         23,177
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                       $70,725     $72,446        $72,082       $70,219        $74,443
                                                                    =======     =======        =======       =======        =======
 Proprietary mutual funds included in assets under management:
      Equity                                                         $3,709      $4,080         $3,973        $3,676         $4,351
      Fixed income                                                    1,262       1,211          1,190         1,178          1,106
      Money market                                                   12,568      13,094         13,801        14,870         14,950
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                       $17,539     $18,385        $18,964       $19,724        $20,407
                                                                    =======     =======        =======       =======        =======
------------------------------------------------------------------------------------------------------------------------------------


INVESTMENT BANKING AND CAPITAL MARKETS INCOME. As shown in Figure 12, income derived from dealer trading and derivatives decreased significantly, while both investment banking and principal investing results showed considerable improvement from the prior year. Principal investing income is by nature susceptible to volatility since it is derived from investments in small to medium-sized businesses, some of which are in their early stages of economic development and strategy implementation, and thus more susceptible to changes in general economic conditions. Principal investing assets are carried on the balance sheet at fair value. The cost basis, unrealized gains (losses) and fair value of direct and indirect investments contained in Key's principal investing portfolio are summarized in Figure 13. Investments in technology-rich companies, which have been particularly hard hit by the effects of the weak economy, accounted for only $40 million, or 6%, of the fair value of Key's portfolio at June 30, 2002.


            FIGURE 12. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                                 Three months                                Six months
                                                 ended June 30,           Change             ended June 30,          Change
                                                ----------------    -------------------      --------------     -----------------
dollars in millions                             2002       2001     Amount      Percent      2002      2001     Amount    Percent
----------------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income            $28        $41       $(13)       (31.7)%    $ 68       $91       $(23)     (25.3)%
Investment banking income                         34         28          6         21.4        55        48          7       14.6
Net losses from principal investing               (2)        (8)         6         75.0        (1)      (24)        23       95.8
Foreign exchange income                            8         11         (3)       (27.3)       18        22         (4)     (18.2)
----------------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital
       markets income                            $68        $72        $(4)        (5.6)%    $140      $137        $ 3        2.2%
                                                 ===        ===        ===                   ====      ====        ===
----------------------------------------------------------------------------------------------------------------------------------


                    FIGURE 13. PRINCIPAL INVESTING PORTFOLIO


JUNE 30, 2002                     ORIGINAL        UNREALIZED            FAIR
in millions                     INVESTMENT            LOSSES           VALUE
-----------------------------------------------------------------------------
Direct investments                    $443               $22            $421
Indirect investments                   264                34             230
-----------------------------------------------------------------------------
    Total                             $707               $56            $651
                                      ====               ===            ====
-----------------------------------------------------------------------------
December 31, 2001                     $699               $79            $620
-----------------------------------------------------------------------------
June 30, 2001                         $700                $8            $692
-----------------------------------------------------------------------------




SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposits account for the largest increase in fee income relative to the prior year. The growth of these fees is attributable primarily to strategies implemented in connection with Key's competitiveness initiative.

SECURITIES TRANSACTIONS. During the first half of 2001, Key realized $34 million of net securities gains from the sales of securities held in the available-for-sale portfolio. The securities sold were primarily equity securities issued by financial service companies. Net gains from the sales of securities during the first half of 2002 were not significant.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2002 totaled $665 million, down $193 million, or 22%, from the second quarter of 2001. For the first six months of the year, noninterest expense was $1.3 billion, representing a decrease of $230 million, or 15%, from the first half of last year. As shown in Figure 14, noninterest expense for the second quarter of 2001 includes a number of significant nonrecurring items that hinder the comparison of results between reporting periods. These items include a $150 million write-down of goodwill associated with Key's decision to downsize its automobile finance business and additional litigation reserves of $20 million.

Core noninterest expense, which excludes significant nonrecurring items, decreased by $21 million, or 3%, from the year-ago quarter. Lower costs associated with computer processing (down $15 million) and the amortization of intangibles (down $22 million, including approximately $20 million related to the change in accounting for goodwill) more than offset a $16 million increase in personnel expense.

For the year-to-date period, core noninterest expense improved by $58 million, or 4%, reflecting a decrease in amortization expense related to intangibles (down $45 million, including approximately $40 million related to the change in accounting for goodwill) and a reduction in computer processing expense (down $23 million). These positive results were partially offset by a $15 million rise in personnel expense. For more information pertaining to the accounting change for goodwill, see the section entitled "Amortization of intangibles," on page 51.

Figure 14 shows the components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the prior year.


                         FIGURE 14. NONINTEREST EXPENSE


                                                Three months                                 Six months
                                                ended June 30,           Change             ended June 30,          Change
                                               ----------------   --------------------     ------------------  -------------------
dollars in millions                             2002      2001     Amount     Percent       2002        2001    Amount    Percent
-----------------------------------------------------------------------------------------------------------------------------------
Personnel                                       $361      $345       $ 16         4.6 %     $724        $709      $ 15        2.1 %
Net occupancy                                     56        56          -           -        113         113         -          -
Computer processing                               48        63        (15)      (23.8)       102         125       (23)     (18.4)
Equipment                                         36        40         (4)      (10.0)        70          78        (8)     (10.3)
Marketing                                         30        29          1         3.4         56          56         -          -
Amortization of intangibles                        2        24        (22)      (91.7)         5          50       (45)     (90.0)
Professional fees                                 21        19          2        10.5         42          37         5       13.5
Other expense:
     Postage and delivery                         14        16         (2)      (12.5)        29          33        (4)     (12.1)
     Telecommunications                            9        12         (3)      (25.0)        17          23        (6)     (26.1)
     Equity- and gross receipts-based taxes        7         7          -           -         13          15        (2)     (13.3)
     OREO expense, net                             2         2          -           -          3           4        (1)     (25.0)
     Miscellaneous expense                        79        73          6         8.2        152         141        11        7.8
-----------------------------------------------------------------------------------------------------------------------------------
        Total other expense                      111       110          1          .9        214         216        (2)       (.9)
-----------------------------------------------------------------------------------------------------------------------------------
        Total core noninterest expense           665       686        (21)       (3.1)     1,326       1,384       (58)      (4.2)


Goodwill write-down
     (automobile finance business)                 -       150       (150)     (100.0)         -         150      (150)    (100.0)
Additional litigation reserves                     -        20        (20)     (100.0)         -          20       (20)    (100.0)
Restructuring and other special charges            -         2         (2)     (100.0)         -           2        (2)    (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
     Total significant nonrecurring items          -       172       (172)     (100.0)         -         172      (172)    (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense               $665      $858      $(193)      (22.5)%   $1,326      $1,556     $(230)     (14.8)%
                                                ====      ====      =====                 ======      ======     =====
Full-time equivalent employees at period end  20,929    21,742       (813)       (3.7)%   20,929      21,742      (813)      (3.7)%

-----------------------------------------------------------------------------------------------------------------------------------

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, rose by a modest $15 million, or 2%, from the first six months of 2001. Essentially all of the increase occurred in the second quarter and is due primarily to a rise in the cost of benefits, the effect of annual merit increases and higher incentive compensation related to certain revenue producing activities. The level of Key's personnel expense continues to reflect the benefits derived from our successful competitiveness initiative. Through this initiative we have improved efficiency and reduced the level of personnel required to conduct our business. At June 30, 2002, the number of full-time equivalent employees was 20,929, compared with 21,230 at the end of 2001 and 21,742 a year ago. Figure 15 shows the major components of Key's personnel expense.

                          FIGURE 15. PERSONNEL EXPENSE

                                      Three months                                  Six months
                                      ended June 30,          Change               ended June 30,              Change
                                     ----------------   --------------------     -------------------      ---------------------
dollars in millions                   2002      2001     Amount     Percent       2002       2001          Amount      Percent
-------------------------------------------------------------------------------------------------------------------------------
Salaries                              $215      $214        $1         .5%        $431       $425           $6         1.4%
Employee benefits                       55        45        10       22.2          118        102           16        15.7
Incentive compensation                  91        86         5        5.8          175        182           (7)       (3.8)
-------------------------------------------------------------------------------------------------------------------------------
     Total core personnel expense     $361      $345       $16        4.6%        $724       $709          $15         2.1%
                                      ====      ====       ===                    ====       ====          ===
-------------------------------------------------------------------------------------------------------------------------------


COMPUTER PROCESSING. The decrease in computer processing expense for both the quarterly and year-to-date periods is due primarily to a lower level of computer software amortization. This reduction is attributable in part to improved software capitalization discipline instituted a few years ago.

AMORTIZATION OF INTANGIBLES. On January 1, 2002, Key stopped amortizing goodwill, consistent with the industry-wide adoption of new accounting guidance. This change reduced the company's noninterest expense by approximately $40 million for the first six months of 2002. In accordance with the new guidance, Key completed its transitional goodwill impairment testing during the first quarter of 2002, and determined that no impairment existed as of January 1, 2002. For more information pertaining to the new accounting guidance, see the section entitled "Accounting Pronouncements Adopted in 2002," included in Note 1 ("Basis of Presentation"), starting on page 7.

INCOME TAXES

The provision for income taxes was $85 million for the second quarter of 2002, compared with a tax benefit of $12 million for the comparable period in 2001. The effective tax rate (which is the provision or benefit for income taxes as a percentage of the respective income or loss, before income taxes) was 25.7% for the second quarter of 2002 compared with 8.1% for the second quarter of 2001. The tax benefit recorded a year ago is largely attributable to several significant nonrecurring charges, which resulted in a loss for the quarter. Most of these charges (including a $150 million write-down of nondeductible goodwill) are associated with the implementation of strategic actions announced in May 2001. Because Key recorded a pretax loss in the second quarter of 2001, the effect of the goodwill write-down was to reduce the overall tax benefit and thereby decrease the effective tax rate by 36%. The effective tax rate for the second quarter of 2002 is substantially below Key's combined statutory Federal and state rate of 37% due primarily to portions of our equipment leasing portfolio that are subject to a lower income tax rate. Other factors that account for the difference between the effective and statutory tax rates include tax deductions associated with dividends paid to Key's 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

For the first six months of 2002, the provision for income taxes was $145 million compared with $105 million for the first half of last year. The effective tax rates for these periods were 23.0% and 56.1%, respectively. Excluding the $150 million write-down of nondeductible goodwill, the effective tax rate for the first six months of 2001 was approximately 31.2%. The decline from the adjusted effective tax rate is attributable to the portions of our equipment leasing portfolio that are now subject to a lower tax rate, as well as legislative changes in 2002 that resulted in a higher tax deduction for dividends paid to Key's 401(k) savings plan. In addition, Key ceased amortizing goodwill effective January 1, 2002, in accordance with new accounting guidance specified by SFAS No.142.

FINANCIAL CONDITION

LOANS

At June 30, 2002, total loans outstanding were $63.9 billion, compared with $63.3 billion at the end of 2001 and $66.7 billion a year ago. Among the factors that contributed to the 4% decrease in our loans over the past year are:

- loan sales completed to improve the profitability of Key's overall portfolio, or to accommodate our funding needs;

-    weaker loan demand stemming from the sluggish economy; and

- our May 2001 decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to allow us to continue to capitalize on our loan origination capabilities. In addition, Key has completed several acquisitions, which have improved its ability to generate and securitize new loans, especially in the area of commercial real estate. These acquisitions include the purchase of Conning Asset Management in June 2002, and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000. Over the past two years, we have also sold loans and referred new business to an asset-backed commercial paper conduit. These sales and referrals have been curtailed in 2002 in favor of funding on Key's balance sheet. The conduit arrangement allows us to generate referral revenue when the loans are not funded on the balance sheet. For more information about the conduit, see Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk"), starting on page 26.

The level of Key's loans outstanding (excluding loans held for sale) would have been unchanged over the past twelve months if we had not securitized and/or sold $4.0 billion of loans during that period. On the commercial side, growth in our real estate and lease financing portfolios was more than offset by a net decline in all other commercial portfolios, reflecting continued weakness in the economy and our decision to discontinue nonrelationship lending in the leveraged financing and nationally syndicated lending businesses.

At June 30, 2002, Key's commercial real estate portfolio included mortgage loans of $6.3 billion and construction loans of $5.9 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $65 million. The average size of a construction loan was $8 million. The largest construction loan was $37 million. Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and National Commercial Real Estate (a national line of business that cultivates relationships both within and beyond the branch system). At June 30, our national line of business accounted for approximately 64% of Key's total commercial real estate loans outstanding. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure
16, is diversified by both industry type and geography.

                    FIGURE 16. COMMERCIAL REAL ESTATE LOANS

JUNE 30, 2002                                              GEOGRAPIC REGION
                                       -----------------------------------------------------
                                                                                                       TOTAL         PERCENT OF
dollars in millions                        EAST          MIDWEST        CENTRAL        WEST           AMOUNT              TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
     Multi-family properties               $ 504          $ 619          $ 535        $ 750          $ 2,408               19.9%
     Retail properties                       306            806            154          212            1,478               12.2
     Office buildings                        185            207            167          234              793                6.5
     Residential properties                   67            117            123          403              710                5.9
     Warehouses                               78            270            127          170              645                5.3
     Manufacturing facilities                 29             37              5            7               78                 .6
     Hotels/Motels                             8             14              1            9               32                 .3
     Other                                   415            716             92          549            1,772               14.6
--------------------------------------------------------------------------------------------------------------------------------
                                           1,592          2,786          1,204        2,334            7,916               65.3
Owner-occupied                               544          1,774            509        1,383            4,210               34.7
--------------------------------------------------------------------------------------------------------------------------------

     Total                                $2,136         $4,560         $1,713       $3,717          $12,126              100.0%
                                          ======         ======         ======       ======          =======              ======
--------------------------------------------------------------------------------------------------------------------------------


Consumer loans increased (assuming no loan sales) by $691 million, or 3%, from the second quarter of 2001. The growth of the home equity portfolio during the past year more than offset declines of $708 million in installment loans, $1.3 billion in automobile lease financing receivables and $454 million in residential real estate mortgage loans. The declines in installment loans and automobile lease financing receivables reflect our decision to de-emphasize indirect prime automobile lending and exit the automobile leasing business. Our home equity portfolio grew by $3.2 billion, largely as a result of our focused efforts to grow this business, facilitated by a period of lower interest rates.

Key's home equity portfolio is derived from both our Retail Banking line of business (62% of the home equity portfolio at June 30, 2002), and our National Home Equity line of business.

The National Home Equity line of business has two components: Champion Mortgage Company, a home equity finance company that Key acquired in August 1997; and Key Home Equity Services, which acts as a third-party purchaser of home equity loans. The average loan-to-value ratio at origination for a loan generated by the National Home Equity line of business is 76%. First lien positions comprised 83% of the portfolio for this line of business at June 30, 2002.

Key Home Equity Services purchases loans in two primary ways: on a loan-by-loan basis from an extensive network of correspondents and agents, and in bulk portfolio acquisitions from home equity loan companies. Key intends to discontinue the latter approach in the second half of 2002.

Figure 17 summarizes Key's home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and the yields achieved on the portfolio as a whole. The portfolio has grown by 25% since June 30, 2001. Loans generated by the Retail KeyCenters channel have grown by 36%, while loans generated by the National Home Equity line of business have grown by 11%.

                          FIGURE 17. HOME EQUITY LOANS



                                                             2002                                         2001
                                                  ----------------------------    ---------------------------------------------
dollars in millions                                   SECOND            FIRST           FOURTH           THIRD          SECOND
-------------------------------------------------------------------------------------------------------------------------------
SOURCE OF LOANS OUTSTANDING AT PERIOD END
Champion Mortgage Company                             $2,153           $2,031           $1,886          $1,608          $1,600
Key Home Equity Services division                      2,845            2,870            2,867           3,008           2,919
-------------------------------------------------------------------------------------------------------------------------------
     National Home Equity line of business             4,998            4,901            4,753           4,616           4,519
Retail KeyCenters and other sources                    8,381            7,761            6,431           6,210           6,147
-------------------------------------------------------------------------------------------------------------------------------
     Total                                           $13,379          $12,662          $11,184         $10,826         $10,666
                                                     =======          =======          =======         =======         =======
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at period end                      $ 107             $ 95             $ 60            $ 93            $ 98
Net charge-offs for the period                            13               14               50              16              25
Yield for the period                                    7.03%            7.26%            7.82%           8.38%           8.74%
-------------------------------------------------------------------------------------------------------------------------------

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.4 billion of residential mortgage loans, $1.2 billion of commercial real estate loans, $806 million of education loans ($491 million through securitizations) and $496 million of other types of loans. Since 1999, only education loans have been securitized by Key.

Among the factors that Key considers in determining which loans to securitize are:

     - whether the characteristics of a specific loan portfolio make it conducive to securitization;

     -    the relative cost of funds;

     -    the level of credit risk; and

     -    capital requirements.

Figure 18 summarizes Key's loan sales (including securitizations) for the first six months of 2002 and all of 2001.

                       FIGURE 18. LOANS SOLD AND DIVESTED

                                  COMMERCIAL         COMMERCIAL            RESIDENTIAL            HOME
in millions       COMMERCIAL     REAL ESTATE       LEASE FINANCING         REAL ESTATE          EQUITY       EDUCATION      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
      2002
------------------

Second quarter           $31            $159             $18               $20                 $24             $70           $322

First quarter             --             319              --                --                   9             116            444

----------------------------------------------------------------------------------------------------------------------------------

Total                    $31            $478             $18               $20                 $33            $186           $766
                         ===            ====             ===               ===                 ===            ====           ====

      2001
------------------
Fourth quarter            --            $678              --                --                $145            $ 23          $ 846

Third quarter             --              93              --            $1,427                 269             597          2,386

Second quarter           $44             577              --                20                  59             144            844

First quarter             --             327              --                 1                  14             449            791

----------------------------------------------------------------------------------------------------------------------------------

Total                    $44          $1,675              --            $1,448                $487          $1,213         $4,867
                         ===           =====             ===             =====                ====          ======         ======
----------------------------------------------------------------------------------------------------------------------------------


Figure 19 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $497 million of the $21.3 billion of loans administered or serviced at June 30, 2002. Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from any securitized assets retained. The commercial real estate loans shown in Figure 19 are serviced by Conning Asset Management and National Realty Funding L.C. Other financial institutions originated most of these loans. Approximately $145 million of the assets held in the asset-backed commercial paper conduit, for which Key serves as a referral agent, are also included in Figure 19. For more information regarding the conduit, see Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk"), starting on page 26.

                    FIGURE 19. LOANS ADMINISTERED OR SERVICED

                                            JUNE 30,         MARCH 31,         DECEMBER 31,       SEPTEMBER 30,         JUNE 30,
in millions                                     2002              2002                 2001                2001             2001
---------------------------------------------------------------------------------------------------------------------------------
Education loans                               $4,095            $4,258               $4,433              $4,604           $4,305
Automobile loans                                  87               108                  131                 199              254
Home equity loans                                596               668                  768                 890              965
Commercial real estate loans                  16,483(a)         11,621               10,471               9,368            9,293
Commercial loans                                   5               349                  913                 901              951
---------------------------------------------------------------------------------------------------------------------------------
     Total securitized                       $21,266           $17,004              $16,716             $15,962          $15,768
                                            ========          ========             ========            ========         ========
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes $4.1 billion of servicing assets purchased in the June 28, 2002, acquisition of Conning Asset Management.

SECURITIES

At June 30, 2002, the securities portfolio totaled $7.4 billion and included $6.3 billion of securities available for sale and $1.1 billion of investment securities. In comparison, the total portfolio at December 31, 2001, was $6.5 billion, including $5.4 billion of securities available for sale and $1.1 billion of investment securities.

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

SECURITIES AVAILABLE FOR SALE. The majority of Key's securities available for sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (sometimes called a "CMO") is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At June 30, 2002, Key had $6.0 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $4.8 billion at December 31, 2001. Substantially all of these securities were issued or backed by Federal agencies.

Figure 20 shows the composition, yields and remaining maturities of Key's securities available for sale. For more information about retained interests in securitizations, and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 16.

                    FIGURE 20. SECURITIES AVAILABLE FOR SALE

                                    U.S. TREASURY,      STATES AND     COLLATERALIZED       MORTGAGE-            RETAINED
                                      AGENCIES AND       POLITICAL           MORTGAGE          BACKED        INTERESTS IN
dollars in millions                   CORPORATIONS    SUBDIVISIONS        OBLIGATIONS(a)   SECURITIES(a)   SECURITIZATIONS(a)
------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002
Remaining maturity:
     One year or less                          $ 2              --              $ 661            $ 16                  --
     After one through five years                6             $13              3,307             793                $207
     After five through ten years                5               6                981              21                  --
     After ten years                             9              --                163              27                  --
------------------------------------------------------------------------------------------------------------------------------
Fair value                                     $22             $19             $5,112            $857                $207
Amortized cost                                  22              18              5,092             823                 172
Weighted average yield                        5.50%           4.72%              6.07%           6.95%              20.14%
Weighted average maturity                5.6 YEARS       4.5 YEARS          3.6 YEARS       2.7 YEARS           3.9 YEARS
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Fair value                                     $99             $21             $3,805          $1,032                $234
Amortized cost                                  99              21              3,791           1,008                 214
------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
Fair value                                    $121             $28             $4,895          $1,212                $265
Amortized cost                                 120              28              4,877           1,192                 252
------------------------------------------------------------------------------------------------------------------------------


                                                                            WEIGHTED
                                          OTHER                              AVERAGE
dollars in millions                  SECURITIES               TOTAL            YIELD(b)
-------------------------------------------------------------------------------------
JUNE 30, 2002
Remaining maturity:
     One year or less                       $ 5               $ 684             6.98%
     After one through five years            10               4,336             6.38
     After five through ten years             6               1,019             6.53
     After ten years                        111(c)              310             8.79
-------------------------------------------------------------------------------------
Fair value                                 $132              $6,349               --
Amortized cost                              154               6,281             6.57%
Weighted average yield                     5.10(b)%            6.57%              --
Weighted average maturity             9.3 YEARS           3.6 YEARS               --
-------------------------------------------------------------------------------------
DECEMBER 31, 2001
Fair value                                 $155              $5,346               --
Amortized cost                              170               5,303             7.26%
-------------------------------------------------------------------------------------
JUNE 30, 2001
Fair value                                 $185              $6,706               --
Amortized cost                              183              $6,652             7.20%
-------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities of $131 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c) Includes primarily marketable equity securities (including an internally managed portfolio of investments in the common stocks of financial services companies) with no stated maturity.

INVESTMENT SECURITIES. Equity securities (including principal investing assets) accounted for more than 75% of Key's investment securities portfolio at June 30, 2002, and December 31, 2001. Figure 21 shows the composition, yields and remaining maturities of Key's investment securities.

                        FIGURE 21. INVESTMENT SECURITIES

                                           STATES AND                                             WEIGHTED
                                            POLITICAL            EQUITY                            AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES             TOTAL            YIELD(a)
-----------------------------------------------------------------------------------------------------------
JUNE 30, 2002
Remaining maturity:
     One year or less                             $73                --              $ 73             7.54%
     After one through five years                  79                --                79             9.61
     After five through ten years                  33                --                33             8.41
     After ten years                                1              $933(b)            934             5.54
-----------------------------------------------------------------------------------------------------------
Amortized cost                                   $186              $933            $1,119             7.44%
Fair value                                        196               933             1,129               --
Weighted average yield                           8.59%             5.50(a)%          7.44%              --
Weighted average maturity                   2.6 YEARS        10.0 YEARS         8.8 YEARS               --
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Amortized cost                                   $225              $894            $1,119             7.24%
Fair value                                        234               894             1,128               --
-----------------------------------------------------------------------------------------------------------

JUNE 30, 2001
Amortized cost                                   $262              $909            $1,171             7.92%
Fair value                                        273               909             1,182               --
-----------------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost and exclude equity securities of $823 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b)  Includes primarily principal investing assets with no stated maturity.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at June 30, 2002, was $1.5 billion, or 2.41% of loans. This compares with $1.2 billion, or 1.85% of loans, at June 30, 2001. The allowance includes $144 million (for 2002) and $129 million (for 2001) that is specifically allocated for impaired loans. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 19. At June 30, 2002, the allowance for loan losses was 160.82% of nonperforming loans, compared with 154.45% at June 30, 2001.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 59 of Key's 2001 Annual Report to

Shareholders. The allowance was increased in 2001 because of continued weakness in the economy and the related adverse effects on specific loan portfolios. As discussed in the following section entitled "Run-off Loan Portfolio," the higher allowance also facilitated the implementation of Key's decision to discontinue certain types of commercial lending.

RUN-OFF LOAN PORTFOLIO. In May 2001, management set apart $300 million of Key's allowance for loan losses as part of its decision to discontinue nonrelationship lending in the leveraged financing and nationally syndicated lending businesses and to facilitate sales of distressed loans in other portfolios. An additional $190 million was added to this allowance in the fourth quarter. The resulting segregated allowance is being used to exit what initially amounted to approximately $2.7 billion in related commitments (including $1.6 billion of loans outstanding), which were moved to a separate run-off portfolio, and for losses incurred in connection with the sales of distressed loans in the continuing portfolio. As losses are charged to this segregated allowance over time, we do not intend to replenish it. Within the run-off portfolio, approximately $1.1 billion of commitments (including $724 million of loans outstanding) remained as of June 30. The majority of the loans are performing in accordance with their contractual terms.

Figure 22 summarizes certain asset quality indicators, segregated between Key's continuing and run-off loan portfolios. Additional information pertaining to the run-off portfolio is presented in Figure 23.

  FIGURE 22. ASSET QUALITY INDICATORS -- CONTINUING AND RUN-OFF LOAN PORTFOLIOS

                                                                                                            THREE MONTHS ENDED
                                                       JUNE 30, 2002                                           JUNE 30, 2002
                                --------------------------------------------------------------         ----------------------------
                                                   Allowance for Loan Losses                                Net Loan Charge-offs
                                      Loans        -------------------------     Nonperforming         -----------------------------
dollars in millions             Outstanding          Amount      % of Loans              Loans              Amount       % of Loans
------------------------------------------------------------------------------------------------------------------------------------
Continuing loan portfolio           $63,157          $1,402            2.22%              $825                $135           .86%
Run-off loan portfolio                  724             137           18.91                132                  68(a)        N/M
------------------------------------------------------------------------------------------------------------------------------------
Total loan portfolio                $63,881          $1,539            2.41%              $957                $203          1.27%
                                    =======          ======                               ====                ====
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and to the sales of distressed loans in the continuing portfolio.

N/M = Not Meaningful

                        FIGURE 23. RUN-OFF LOAN PORTFOLIO

SUMMARY OF CHANGES IN COMMITMENTS
AND LOANS OUTSTANDING                                                             TOTAL                   LOANS
in millions                                                                 COMMITMENTS             OUTSTANDING
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                     $1,694                  $1,023
    Charge-offs                                                                    (102)                   (102)
    Payments, expirations and other changes, net                                   (449)                   (197)
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                                         $1,143                   $ 724
                                                                                 ======                   =====
----------------------------------------------------------------------------------------------------------------

SUMMARY OF CHANGES IN NONPERFORMING LOANS
AND NONREPLENISHING ALLOWANCE FOR LOAN LOSSES(a)                          NONPERFORMING         NONREPLENISHING
in millions                                                                       LOANS               ALLOWANCE
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                      $ 231                   $ 275
    Loans placed on nonaccrual status                                                39                     N/A
    Charge-offs                                                                    (102)                   (138)
    Payments and other changes, net                                                 (36)                    N/A
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                                          $ 132                   $ 137
                                                                                  =====                   =====
----------------------------------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and to the sales of distressed loans in the continuing portfolio.

N/A = Not Applicable

NET LOAN CHARGE-OFFS. Net loan charge-offs for the second quarter of 2002 were $203 million, or 1.27% of average loans, compared with $171 million, or 1.02% of average loans, for the same period last year. For the first six months of 2002, net loan charge-offs totaled $409 million, or 1.29% of average loans, compared with $280 million, or .84%, for the first half of 2001. The composition of Key's loan charge-offs and recoveries by type of loan is shown in Figure 24. The increase in net charge-offs for both the quarterly and year-to-date periods occurred in the commercial loan portfolio, reflecting the effects of continued weakness in the economy and Key's continuing efforts to resolve distressed credits. As shown in Figure 23, we used $138 million of Key's nonplenishing allowance during the first half of 2002 ($68 million during the second quarter) to absorb losses arising from the run-off loan portfolio and from sales of distressed loans in the continuing portfolio. In the aggregate, the middle market, structured finance and healthcare portfolios account for approximately one-half of total net charge-offs for the second quarter, but represented only 19% of Key's total loans at June 30, 2002. The structured finance and healthcare portfolios are also discussed in the section entitled "Nonperforming assets," beginning on page 59.

                   FIGURE 24. SUMMARY OF LOAN LOSS EXPERIENCE

                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------
dollars in millions                                            2002                    2001            2002              2001
------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period                 $63,928                 $66,954         $63,709           $66,993
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period             $1,607                  $1,001          $1,677            $1,001
Loans charged off:
     Commercial, financial and agricultural                     114                      91             211               144
     Real estate -- commercial mortgage                          13                       5              48                 8
     Real estate -- construction                                 12                       2              12                 2
------------------------------------------------------------------------------------------------------------------------------
          Total commercial real estate loans(a)                  25                       7              60                10
     Commercial lease financing                                  18                      10              38                13
------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                157                     108             309               167
     Real estate -- residential mortgage(a)                       2                       5               3                 7
     Home equity                                                 15                      26              29                32
     Consumer -- direct                                          13                      12              27                24
     Consumer -- indirect lease financing                         6                       7              13                13
     Consumer -- indirect other                                  43                      44              88                94
------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                   79                      94             160               170
------------------------------------------------------------------------------------------------------------------------------
                                                                236                     202             469               337
Recoveries:
     Commercial, financial and agricultural                       9                       7              19                14
     Real estate -- commercial mortgage(a)                        2                       2               3                 2
     Commercial lease financing                                   3                       3               4                 4
------------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                 14                      12              26                20
     Real estate -- residential mortgage                         --                       1               1                 3
     Home equity                                                  2                       1               2                 1
     Consumer -- direct                                           2                       2               4                 4
     Consumer -- indirect lease financing                         2                       2               4                 4
     Consumer -- indirect other                                  13                      13              23                25
------------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                   19                      19              34                37
------------------------------------------------------------------------------------------------------------------------------
                                                                 33                      31              60                57
------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                          (203)                   (171)           (409)             (280)
Provision for loan losses                                       135                     401             271               511
Allowance related to loans sold, net                             --                      --              --                (1)
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                   $1,539                  $1,231          $1,539            $1,231
                                                             ======                  ======          ======            ======
------------------------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                          1.27%                   1.02%           1.29%              .84%
Allowance for loan losses to period-end loans                  2.41                    1.85            2.41              1.85
Allowance for loan losses to nonperforming loans             160.82                  154.45          160.82            154.45
------------------------------------------------------------------------------------------------------------------------------

(a) See Figure 16 on page 53 and the accompanying discussion on page 52 for more information related to Key's commercial real estate portfolio.

NONPERFORMING ASSETS. Figure 25 shows the composition of Key's nonperforming assets. These assets totaled $995 million at June 30, 2002, and represented 1.56% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $947 million, or 1.49%, at December 31, 2001, and $823 million, or 1.23%, at June 30, 2001.

          FIGURE 25. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                JUNE 30,     MARCH 31,       DECEMBER 31,         SEPTEMBER 30,        JUNE 30,
dollars in millions                                 2002          2002               2001                  2001            2001
---------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $471         $ 470               $409                  $399            $384
Real estate-- commercial mortgage                    179           156                187                   169             128
Real estate-- construction                            61            77                 83                    70              35
---------------------------------------------------------------------------------------------------------------------------------
     Total commercial real estate loans(a)           240           233                270                   239             163
Commercial lease financing                            76           100                 94                    83              83
---------------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                          787           803                773                   721             630
Real estate-- residential mortgage                    34            33                 32                    24              24
Home equity                                          107            95                 60                    93              98
Consumer-- direct                                      6             9                  9                     9               8
Consumer-- indirect lease financing                    7             8                 10                    13              11
Consumer-- indirect other                             16            25                 26                    25              26
---------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                            170           170                137                   164             167
---------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                       957           973                910                   885             797

OREO                                                  40            41                 38                    26              27
Allowance for OREO losses                             (2)           (2)                (1)                   (1)             (1)
---------------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                           38            39                 37                    25              26

Other nonperforming assets                            --            --                 --                     3              --
---------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                     $995        $1,012               $947                  $913            $823
                                                    ====        ======               ====                  ====            ====
---------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more             $186          $203              $ 250                 $ 332            $280
Accruing loans past due 30 through 89 days           780           897              1,096                 1,084             937
---------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans             1.50%         1.52%              1.44%                 1.37%           1.20%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets       1.56          1.58               1.49                  1.41            1.23
---------------------------------------------------------------------------------------------------------------------------------

(a) See Figure 16 on page 53 and the accompanying discussion on page 52 for more information related to Key's commercial real estate portfolio.

The economic slowdown can be expected to continue to impact Key's loan portfolio in general, although the erosion in credit quality that we have experienced is disproportionately concentrated in several distinct commercial portfolios of limited size. At June 30, 2002, two portfolios, structured finance and healthcare, accounted for $138 million and $117 million, respectively, of Key's nonperforming loans. Although these two portfolios comprised less than 5% of Key's total loans, they accounted for 27% of total nonperforming loans.

At June 30, 2002, our 20 largest nonperforming loans totaled $298 million, representing 31% of total loans on nonperforming status. As shown in Figure 23, at June 30, 2002, the run-off loan portfolio accounted for $132 million, or 14%, of Key's total nonperforming loans presented in Figure 25. Key's nonperforming loans decreased from the first quarter of 2002, representing the first quarter-to-quarter decline in three years. The second quarter sale of $18 million of nonperforming commercial loans contributed to this decline.

Further information pertaining to the credit exposure inherent in the largest sector of Key's loan portfolio, commercial, financial and agricultural loans, is presented in Figure 26. The types of activity that caused the change in Key's nonperforming loans during the last five quarters are summarized in Figure 27.

             FIGURE 26. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

                                                                                    NONPERFORMING LOANS
                                                                              ---------------------------------
JUNE 30, 2002                                     TOTAL               LOANS                         % OF LOANS
dollars in millions                         COMMITMENTS         OUTSTANDING           AMOUNT       OUTSTANDING
---------------------------------------------------------------------------------------------------------------
Industry classification:
    Manufacturing                                $9,899              $4,320             $183               4.2%
    Services                                      5,898               2,626               97               3.7
    Financial services                            4,175                 966               11               1.1
    Retail trade                                  4,116               2,360               51               2.2
    Wholesale trade                               2,937               1,470               15               1.0
    Property management                           2,487               1,082                5                .5
    Public utilities                              1,540                 373                1                .3
    Communications                                1,191                 615               33               5.4
    Agriculture/forestry/fishing                  1,147                 706               18               2.5
    Building contractors                          1,204                 554               29               5.2
    Public administration                           746                 280               --                --
    Transportation                                  685                 447                5               1.1
    Insurance                                       553                 156               --                --
    Mining                                          333                 221                1                .5
    Individuals                                     200                 120                1                .8
    Other                                         2,119               1,775               21               1.2
---------------------------------------------------------------------------------------------------------------
       Total                                    $39,230             $18,071             $471                2.6%
                                                =======             =======             ====
---------------------------------------------------------------------------------------------------------------

              FIGURE 27. SUMMARY OF CHANGES IN NONPERFORMING LOANS

                                                            2002                                     2001
                                                  ----------------------          -------------------------------------------
in millions                                        SECOND         FIRST            FOURTH            THIRD            SECOND
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $ 973         $ 910              $885             $797              $713
     Loans placed on nonaccrual status                254           294               407              324               455
     Charge-offs                                     (203)         (206)             (220)            (173)             (170)
     Loans sold                                       (18)           --               (83)             (35)             (137)
     Payments                                         (49)          (22)              (65)             (20)              (61)
     Transfers to OREO                                 --            (3)              (12)              (8)               (2)
     Loans returned to accrual status                  --            --                (2)              --                (1)
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                            $ 957         $ 973              $910             $885              $797
                                                    =====         =====              ====             ====              ====
-----------------------------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits"--domestic deposits other than certificates of deposit of $100,000 or more--are Key's primary source of funding. During the second quarter of 2002, core deposits averaged $37.1 billion, and represented 51% of the funds Key used to support earning assets, compared with $37.6 billion and 49% during the same period last year. The composition of Key's deposits is shown in Figure 7, which spans pages 43 and 44.

The slight decline in the level of Key's core deposits over the past twelve months is due primarily to a lower level of time deposits. Time deposits decreased by 10% because, like our competitors, Key reduced the rates paid for them as the Federal Reserve reduced interest rates in general. At the same time, Key's money market deposit accounts and noninterest-bearing deposits grew, reflecting client preferences for investments that provide high levels of liquidity in a low interest rate environment.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $16.0 billion during the second quarter of 2002, compared with $20.9 billion a year ago. As shown in Figure 7, Key has reduced its reliance on both certificates of deposit and short-term borrowings as funding sources. This is attributable in part to loan sales, slow demand for loans and from the decision made in May 2001 to scale back or discontinue certain types of lending. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. No securitizations were completed during the first half of 2002.

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

LIQUIDITY RISK. Management recognizes that there are circumstances that could adversely affect Key's liquidity or materially affect the cost of funds. One such circumstance involves the occurrence of events that are systemic in nature, such as terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Examples of these events are the September 11 attacks on the World Trade Center and Pentagon, and the fall, 1998 Russian and Long-Term Capital Management defaults. Another hypothetical circumstance may be a significant downgrade in the public credit rating of Key by a rating agency due to a deterioration in asset quality, a large charge to earnings, a significant merger or acquisition or other events. In addition, market speculation or rumors about Key may cause normal funding sources to withdraw credit until further information becomes available.

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

- We have a proven ability to access the securitization markets for a variety of loan types.

- Our 905 full-service KeyCenters in 12 states generate a sizable volume of core deposits. We monitor deposit flows and use alternative pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of June 30, 2002.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first half of 2002, affiliate banks paid KeyCorp a total of $387 million in dividends. As of June 30, 2002, the affiliate banks had an additional $557 million available to pay dividends to KeyCorp without prior regulatory approval. KeyCorp generally maintains excess funds in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first six months of 2002, Key's affiliate banks raised $2.1 billion under Key's bank note program. Of these notes issued during the year, $1.6 billion have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KeyBank National Association and $1.0 billion by Key Bank USA, National Association). At June 30, 2002, $18.9 billion was available for future issuance under this program.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KeyBank National Association and Key Bank USA, National Association may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $5.5 billion of borrowings outstanding under this facility as of June 30, 2002, $1.4 billion of which were issued during the current year. At the end of the second quarter, $4.3 billion was available for future issuance under this program.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a revolving credit agreement with unaffiliated financial institutions that provide funding availability of up to $500 million and $400 million, respectively. As of June 30, 2002, no amount was outstanding under either facility.

PARENT COMPANY NOTE PROGRAM AND OTHER SECURITIES. KeyCorp has registered with the Securities and Exchange Commission to provide for the issuance of up to $2.2 billion of securities, which could include long- or short-term debt, or equity securities. Of the amount registered, $1.0 billion has been allocated for the issuance of medium-term notes. At June 30, 2002, unused capacity under the shelf registration totaled $1.2 billion and $575 million of the amount allocated for medium-term notes was available for future issuance.

Key has favorable debt ratings as shown in Figure 28 below. As long as those debt ratings are maintained, management believes that, under normal conditions in the capital markets, any eventual offering of securities would be marketable to investors at a competitive cost.

                             FIGURE 28. DEBT RATINGS

                                                                      SENIOR      SUBORDINATED
                                              SHORT-TERM           LONG-TERM         LONG-TERM             CAPITAL
JUNE 30, 2002                                 BORROWINGS                DEBT              DEBT          SECURITIES
-------------------------------------------------------------------------------------------------------------------
KEYCORP
-------------------------------------
Standard & Poor's                                    A-2                  A-              BBB+                 BBB
Moody's                                              P-1                  A2                A3                Baa1

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

CAPITAL

SHAREHOLDERS' EQUITY. Total shareholders' equity at June 30, 2002, was $6.6 billion, up $437 million from the balance at December 31, 2001. Growth in retained earnings and the issuance of common shares out of the treasury stock account in connection with employee stock purchase, 401(k), dividend reinvestment and stock option programs are responsible for the increase.

SHARE REPURCHASES. In September 2000, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including the 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first six months of 2002, Key did not repurchase any of its common shares. At June 30, 2002, a remaining balance of 16,764,400 shares may be repurchased under the September 2000 authorization.

At June 30, 2002, Key had 65,537,753 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option and dividend reinvestment plans, and for other corporate purposes. During the first half of 2002, Key reissued 2,345,971 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.96% at June 30, 2002, compared with 7.60% at December 31, 2001, and 7.53% at June 30, 2001.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-weighted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2002, Key's Tier 1 capital ratio was 8.23%, and its total capital ratio was 12.29%.

The leverage ratio is Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2002, KeyCorp had a leverage ratio of 8.14%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from "critically undercapitalized" to "well capitalized." Both of Key's affiliate banks qualified as "well capitalized" at June 30, 2002, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at June 30, 2002. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 29 presents the details of Key's regulatory capital position at June 30, 2002, December 31, 2001 and June 30, 2001.

             FIGURE 29. CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

                                                                     JUNE 30,          DECEMBER 31,               JUNE 30,
dollars in millions                                                      2002                  2001                   2001
---------------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                                         $6,527                $6,117                 $6,451
Qualifying capital securities                                           1,156                 1,243                  1,243
Less:  Goodwill                                                         1,105                 1,101                  1,141
       Other assets(b)                                                     49                    37                     42
---------------------------------------------------------------------------------------------------------------------------
       Total Tier 1 capital                                             6,529                 6,222                  6,511
---------------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses(c)                                              987                 1,040                  1,051
Net unrealized holding gains(d)                                            --                    --                      1
Qualifying long-term debt                                               2,233                 2,286                  2,402
---------------------------------------------------------------------------------------------------------------------------
      Total Tier 2 capital                                              3,220                 3,326                  3,454
---------------------------------------------------------------------------------------------------------------------------
      Total risk-based capital                                         $9,749                $9,548                 $9,965
                                                                       ======                ======                 ======
RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet                                 $68,273               $67,783                $70,899
Risk-weighted off-balance sheet exposure                               12,611                17,480                 14,645
Less:  Goodwill                                                         1,105                 1,101                  1,141
       Other assets(b)                                                    248                    37                     42
Plus:  Market risk-equivalent assets                                      312                   217                    215
       Net unrealized holding gains(d)                                     --                    --                      1
---------------------------------------------------------------------------------------------------------------------------
       Gross risk-weighted assets                                      79,843                84,342                 84,577
Less:  Excess allowance for loan losses(c)                                552                   637                    180
---------------------------------------------------------------------------------------------------------------------------
       Net risk-weighted assets                                       $79,291               $83,705                $84,397
                                                                      =======               =======                =======

AVERAGE QUARTERLY TOTAL ASSETS                                        $81,560               $82,467                $85,987
                                                                      =======               =======                =======

CAPITAL RATIOS
Tier 1 risk-based capital ratio                                          8.23%                 7.43%                  7.71%
Total risk-based capital ratio                                          12.29                 11.41                  11.81
Leverage ratio(e)                                                        8.14                  7.65                   7.68
---------------------------------------------------------------------------------------------------------------------------

(a) Common shareholders' equity does not include net unrealized gains or losses on securities (except for net unrealized losses on marketable equity securities) and net gains or losses on cash flow hedges.

(b) "Other assets" deducted from Tier 1 capital consist of intangible assets (excluding goodwill) recorded after February 19, 1992, and deductible portions of purchased mortgage servicing rights and of nonfinancial equity investments.

     "Other assets" deducted from risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and nonfinancial equity investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section beginning on page 45 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information presented in Note 12 ("Legal Proceedings"), beginning on page 24, of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the 2002 Annual Meeting of Shareholders of KeyCorp held on May 23, 2002, five directors were elected for three-year terms expiring in 2005, and shareholders adopted resolutions to amend KeyCorp's Regulations to reduce the size of KeyCorp's Board of Directors to no fewer than 14 and no more than 17 directors and to permit electronic communications and provide for other recent changes in Ohio Corporation Law, and to ratify the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 2002. The shareholders rejected a proposed amendment to KeyCorp's Regulations to require the annual election of all directors. Director nominees for terms expiring in 2005 were: Edward P. Campbell, Charles R. Hogan, Dr. Shirley A. Jackson, Bill R. Sanford, and Dennis W. Sullivan. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were: Cecil D. Andrus, William G. Bares, Dr. Carol A. Cartwright, Alexander M. Cutler, Henry S. Hemingway, Douglas J. McGregor, Henry L. Meyer III, Steven A. Minter, Ronald B. Stafford, Thomas C. Stevens, and Peter G. Ten Eyck. On July 18, 2002, the Board of Directors elected Eduardo R. Menasce as a Director effective July 19, 2002.

          The vote on each issue was as follows:

                                                        FOR           AGAINST           ABSTAIN
                                                   ----------------------------------------------
          Election of Directors:
            Edward P. Campbell                     366,113,383           *             11,481,400
            Charles R. Hogan                       365,394,453           *             12,200,330
            Dr. Shirley A. Jackson                 361,390,943           *             16,203,840
            Bill R. Sanford                        363,109,707           *             14,485,076
            Dennis W. Sullivan                     364,101,221           *             13,493,562

            Amendment to Regulations to            367,949,602       7,195,997          2,449,185
            reduce the size of the Board of
            Directors to no fewer than 14
            and no more than 17 directors

            Amendment to Regulations to            366,947,678       7,583,715          3,063,391
            permit electronic communications
            and provide for other recent
            changes in Ohio Corporation Law

            Amendment to Regulations to            158,262,012     143,537,457          6,491,890***
            require annual election of all
            directors**


            Ratification of Ernst & Young as     362,076,221     13,152,730          2,365,833
            independent auditors of KeyCorp

         * Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
         ** This matter required the affirmative vote of holders of shares entitled to exercise three-quarters of the voting power of KeyCorp. The matter did not receive the requisite vote.
         ***In addition, there were 69,303,425 broker non-votes on this matter.

ITEM 5.   OTHER INFORMATION

          REGULATORY CAPITAL STANDARDS AND RELATED MATTERS. On April 1, 2002, a final rule regarding the regulatory capital treatment of certain equity investments made by banking organizations in companies engaged in nonfinancial activities became effective. It imposes marginal capital charges (applied by making deductions from Tier 1 capital) that increase as the banking organization's aggregate carrying amount of its covered equity investments increase in relation to its Tier 1 capital. Such capital charges range from 8% to 25% as such aggregate carrying amount increases from 15% to 25% of the banking organization's Tier 1 capital. Implementation of this new rule did not have any material adverse effect on Key's regulatory capital during the second quarter of 2002.

          FDIC DEPOSIT INSURANCE AND FINANCING CORPORATION BOND ASSESSMENTS. In May 2002, the House of Representatives passed H.R. 3717, the Federal Deposit Insurance Reform Act of 2002. This legislation is currently pending in the Senate Committee on Banking, Housing, and Urban Affairs. Under this legislation: (i) the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") would merge into a single Deposit Insurance Fund ("DIF"), (ii) DIF coverage limits would significantly increase with an inflation adjustment index for future increases in coverage, (iii) a designated reserve ratio within a range of 1.15% to 1.40% would apply to DIF replacing the 1.25% designated reserve ratio applicable under current law to BIF and SAIF, with the Federal Deposit Insurance Corporation ("FDIC") determining at least annually the designated reserve ratio within the range that will apply to DIF, (iv) current deposit insurance assessments would be set in an amount the FDIC determines to be appropriate (including a maximum base assessment of $.01 per $100 of assessable deposits for insured depository institutions in the lowest risk category, so long as the DIF reserve ratio does not fall below 1.15%), (v) a one-time credit predicated upon the December 31, 1996, assessment base of eligible insured depository institutions would be available (with the amount of such credit being limited for institutions exhibiting financial, operational, or compliance weakness, including undercapitalization),
          (vi) the payment of dividends to insured depository institutions would be required whenever the DIF reserve ratio equals or exceeds specified percentages, (vii) an on-going system of credits to be applied against future assessments would be established on the same basis as the payment of dividends, and (viii) restoration plans for DIF would be required to be established and implemented by the FDIC whenever DIF's reserve ratio falls (or is projected to fall) below its then applicable designated reserve ratio.

          FINANCIAL MODERNIZATION LEGISLATION. Effective in May 2001, the Gramm-Leach-Bliley Act repealed the blanket exception of banks and savings associations from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, and replaced this full exception with functional exceptions. Under the statute, these institutions that engage in securities activities either must conduct those activities through a broker-dealer or conform their securities activities to those which qualify for functional exceptions. The Securities and Exchange Commission ("SEC") issued interim final rules in May 2001 which include a temporary exemption for banks from the definitions of "broker" and "dealer." Because the SEC has given notice that it expects to amend its interim final regulations, the SEC has twice extended this temporary exemption. As a result of the

          SEC's most recent extension in May 2002, banks are exempt from the definition of "broker" until May 2003 and from the definition of "dealer" until November 2002. The SEC does not expect banks to develop compliance systems to bring their operations into compliance with the interim final rules until the SEC has amended them.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          (3.2)  Amended and Restated Regulations of KeyCorp effective May 23,
                 2002

          (10.1) Form of Award of Restricted Stock (2002 __ 2003)

          (10.2) Form of Award of Restricted Stock (2002 __ 2004)

          (10.3) Award of Restricted Stock to Henry L. Meyer III (2002 __ 2003)

          (10.4) Award of Restricted Stock to Henry L. Meyer III (2002 __ 2004)

          (10.5) Form of Change of Control Agreement between KeyCorp and Certain
                 Executive Officers of KeyCorp, effective January 17, 2002

          (10.6) Amended Employment Agreement between KeyCorp and Henry L. Meyer
                 III, dated July 18, 2002

          (15)   Acknowledgment Letter of Independent Auditors

          (99.1) Certification of Chief Executive Officer pursuant to section
                 906 of the Sarbanes-Oxley Act of 2002

          (99.2) Certification of Chief Financial Officer pursuant to section
                 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

          April 17, 2002 - Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on April 17, 2002, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 2002, and providing a slide presentation reviewed in the related conference call/webcast.

          No other reports on Form 8-K were filed during the three-month period ended June 30, 2002.

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

                                                    KEYCORP
                                      ------------------------------------
                                                 (Registrant)


Date:  August 13, 2002                /s/   Lee Irving
                                      ------------------------------------
                                      By:   Lee Irving
                                            Executive Vice President
                                            and Chief Accounting Officer