Form 10-Q
period 2002-09-30
KEYCORP /NEW/
filed 2002-11-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each               424,899,883 Shares
------------------------------------------    ----------------------------------
          (Title of class)                     (Outstanding at October 31, 2002)

                                     KEYCORP

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS                                                               Page Number
                                                                                              -----------

           Consolidated Balance Sheets --
              September 30, 2002, December 31, 2001 and September 30, 2001                         3

           Consolidated Statements of Income --
              Three and nine months ended September 30, 2002 and 2001                              4

           Consolidated Statements of Changes in Shareholders' Equity --
              Nine months ended September 30, 2002 and 2001                                        5

           Consolidated Statements of Cash Flow --
              Nine months ended September 30, 2002 and 2001                                        6

           Notes to Consolidated Financial Statements                                              7

           Independent Accountants' Review Report                                                  31

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                            32

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                                  69

Item 4.    CONTROLS AND PROCEDURES                                                                 69


           PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                                                        69

Item 5.   OTHER INFORMATION                                                                        69

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         69

          Signature                                                                                71

          Management Certifications                                                                72

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                       CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,   DECEMBER 31, SEPTEMBER 30,
dollars in millions                                                                          2002           2001          2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)                    (UNAUDITED)
ASSETS
Cash and due from banks                                                                  $  3,039       $  2,891       $  2,803
Short-term investments                                                                      1,190          1,898          1,792
Securities available for sale                                                               7,349          5,346          6,471
Investment securities (fair value: $1,068, $1,128 and $1,186)                               1,058          1,119          1,174
Loans, net of unearned income of $1,808, $1,778 and $1,782                                 62,951         63,309         64,506
       Less: Allowance for loan losses                                                      1,489          1,677          1,174
-------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                           61,462         61,632         63,332
Premises and equipment                                                                        651            687            682
Goodwill                                                                                    1,105          1,101          1,121
Corporate-owned life insurance                                                              2,384          2,313          2,289
Accrued income and other assets                                                             5,280          3,951          4,755
-------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                      $ 83,518       $ 80,938       $ 84,419
                                                                                         ========       ========       ========

LIABILITIES
Deposits in domestic offices:
    Now and money market deposit accounts                                                $ 14,094       $ 13,461       $ 13,173
    Savings deposits                                                                        1,987          1,918          1,940
    Certificates of deposit($100,0000 or more)                                              4,807          4,493          4,900
    Other time deposits                                                                    12,413         13,657         13,513
-------------------------------------------------------------------------------------------------------------------------------
       Total interest bearing                                                              33,301         33,529         33,526
    Noninterest-bearing                                                                    10,063          9,667          8,643
Deposits in foreign office--  interest-bearing                                              1,246          1,599          3,203
-------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                      44,610         44,795         45,372
Federal funds purchased and securities sold under repurchase agreements                     6,350          3,735          4,367
Bank notes and other short-term borrowings                                                  2,908          5,549          6,040
Accrued expense and other liabilities                                                       5,438          4,862          5,622
Long-term debt                                                                             16,276         14,554         15,114
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of KeyCorp
    (See Note 10)                                                                           1,282          1,288          1,329
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                   76,864         74,783         77,844


SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                     --             --             --
Common shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                                 492            492            492
Capital surplus                                                                             1,382          1,390          1,393
Retained earnings                                                                           6,330          5,856          6,282
Treasury stock, at cost (67,024,459, 67,883,724 and 68,461,648 shares)                     (1,569)        (1,585)        (1,599)
Accumulated other comprehensive income                                                         19              2              7
-------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                           6,654          6,155          6,575
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                        $ 83,518       $ 80,938       $ 84,419
                                                                                         ========       ========       ========
===============================================================================================================================

See Notes to Consolidated Statements (Unaudited).

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                                 ------------------------  -----------------------
dollars in millions, except per share amounts                                       2002         2001         2002         2001
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                            $     983    $   1,240    $   2,957    $   3,979
Taxable investment securities                                                            6            8           19           23
Tax-exempt investment securities                                                         2            4            8           13
Securities available for sale                                                           97          113          282          348
Short-term investments                                                                   7           15           23           54
---------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                           1,095        1,380        3,289        4,417

INTEREST EXPENSE
Deposits                                                                               214          343          695        1,191
Federal funds purchased and securities sold under repurchase agreements                 23           52           70          174
Bank notes and other short-term borrowings                                              18           61           65          260
Long-term debt, including capital securities                                           140          200          422          667
---------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                            395          656        1,252        2,292
---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                    700          724        2,037        2,125
Provision for loan losses                                                              135          116          406          627
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                    565          608        1,631        1,498

NONINTEREST INCOME
Trust and investment services income                                                   151          160          467          491
Investment banking and capital markets income                                           34           26          130          105
Service charges on deposit accounts                                                    102          107          306          281
Corporate-owned life insurance income                                                   25           28           77           82
Letter of credit and loan fees                                                          36           27           93           86
Net securities gains                                                                    --            2            1           36
Other income                                                                            84          104          249          226
---------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                          432          454        1,323        1,307

NONINTEREST EXPENSE
Personnel                                                                              358          334        1,082        1,043
Net occupancy                                                                           57           60          170          173
Computer processing                                                                     45           62          147          187
Equipment                                                                               33           37          103          115
Marketing                                                                               33           31           89           87
Amortization of intangibles                                                              3           22            8          222
Professional fees                                                                       21           26           63           63
Other expense                                                                          109          111          323          349
---------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                         659          683        1,985        2,239

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                                              338          379          969          566
Income taxes                                                                            93          130          238          235
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                  245          249          731          331
    Cumulative effect of accounting changes, net of tax (See Note 1)                    --           --           --          (25)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $     245    $     249    $     731    $     306
                                                                                 =========    =========    =========    =========

Per common share:
    Income before cumulative effect of accounting changes                        $     .57    $     .59    $    1.72    $     .78
    Net income                                                                         .57          .59         1.72          .72
    Income before cumulative effect of accounting changes-- assuming dilution          .57          .58         1.69          .77
    Net income -- assuming dilution                                                    .57          .58         1.69          .71
Weighted average common shares outstanding (000)                                   426,274      424,802      425,746      424,503
Weighted average common shares and potential common
    shares outstanding (000)                                                       431,326      430,346      431,098      430,009

---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                         ACCUMULATED
                                                                                  LOANS TO   TREASURY          OTHER
                                                      COMMON   CAPITAL  RETAINED      ESOP     STOCK,  COMPREHENSIVE  COMPREHENSIVE
dollars in millions, except per share amounts         SHARES   SURPLUS  EARNINGS   TRUSTEE    AT COST   INCOME (LOSS)    INCOME(b)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                            $492    $1,402    $6,352      $(13)   $(1,600)          $(10)
Net income                                                                   306                                            $306
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $25 (a)                                                               37          37
       Cumulative effect of change in accounting for
           derivative financial instruments,
           net of income taxes of ($12)                                                                          (22)        (22)
       Net unrealized losses on derivative
           financial instruments, net of income
           taxes of ($2)                                                                                          (3)         (3)
       Foreign currency translation adjustments                                                                    5           5
                                                                                                                      -----------
                  Total comprehensive income                                                                                $323
                                                                                                                           =====
Cash dividends declared on common shares
   ($.885 per share)                                                        (376)
Issuance of common shares:
       Acquisition - 370,830 shares                                                                 9
       Employee benefit and dividend reinvestment
           plans-- 1,491,537 net shares                             (9)                            42
Repurchase of common shares - 2,035,600 shares                                                    (50)
ESOP transactions                                                                       13
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                          $492     $1,393    $6,282        --    $(1,599)           $ 7
                                                       ====     ======   =======      ====    =======           ====

=====================================================================================================================

BALANCE AT DECEMBER 31, 2001                           $492     $1,390    $5,856        --    $(1,585)           $ 2
Net income                                                                   731                                            $731
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $10 (a)                                                               17          17
       Net unrealized losses on derivative financial
          instruments, net of income taxes of ($7)                                                               (10)        (10)
       Foreign currency translation adjustments                                                                   10          10
                                                                                                                      -----------
                  Total comprehensive income                                                                                $748
                                                                                                                           =====
Cash dividends declared on common shares
  ($.60 per share)                                                         (257)
Issuance of common shares:
       Employee benefit and dividend reinvestment
           plans-- 2,639,265 net shares                             (8)                            62
Repurchase of common shares - 1,780,000 shares                                                    (46)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                          $492     $1,382    $6,330        --    $(1,569)          $ 19
                                                       ====     ======    ======      ====    ========         =====

=====================================================================================================================

(a)  Net of reclassification adjustments.

(b) For the three months ended September 30, 2002 and 2001, comprehensive income was $231 million and $262 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                -------------------------------
in millions                                                                                          2002               2001
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                          $ 731              $ 306
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                         406                627
    Cumulative effect of accounting changes, net of tax                                                --                 25
    Depreciation expense and software amortization                                                    169                215
    Amortization of intangibles                                                                         8                222
    Net securities gains                                                                               (1)               (36)
    Net losses from principal investments                                                               1                 33
    Net gains from loan securitizations and sales                                                     (34)               (40)
    Deferred income taxes                                                                              64                138
    Net (increase) decrease in mortgage loans held for sale                                            10               (330)
    Net increase in trading account assets                                                           (153)              (101)
    Net decrease in accrued restructuring charges                                                     (27)               (58)
    Other operating activities, net                                                                  (214)              (368)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             960                633
INVESTING ACTIVITIES
Net increase in loans, excluding acquisitions, sales and divestitures                              (2,448)            (1,665)
Purchases of loans                                                                                     --               (107)
Proceeds from loan securitizations and sales                                                        2,224              4,061
Purchases of investment securities                                                                    (85)              (207)
Proceeds from sales of investment securities                                                           37                 39
Proceeds from prepayments and maturities of investment securities                                     101                169
Purchases of securities available for sale                                                         (4,965)            (3,321)
Proceeds from sales of securities available for sale                                                1,004                325
Proceeds from prepayments and maturities of securities available for sale                           1,928              3,843
Net decrease in other short-term investments                                                          861                193
Purchases of premises and equipment                                                                   (68)               (82)
Proceeds from sales of premises and equipment                                                           8                 13
Proceeds from sales of other real estate owned                                                         32                 19
Cash used in acquisitions, net of cash acquired                                                       (15)                (3)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                (1,386)             3,277
FINANCING ACTIVITIES
Net decrease in deposits                                                                             (229)            (3,277)
Net decrease in short-term borrowings                                                                 (26)            (1,486)
Net proceeds from issuance of long-term debt, including capital securities                          4,467              3,542
Payments on long-term debt, including capital securities                                           (3,241)            (2,687)
Loan payments received from ESOP trustee                                                               --                 13
Purchases of treasury stock                                                                           (46)               (50)
Net proceeds from issuance of common stock                                                             32                 25
Cash dividends paid                                                                                  (383)              (376)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   574             (4,296)
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                    148               (386)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                      2,891              3,189
-----------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                          $ 3,039            $ 2,803
                                                                                                 ========           ========

-----------------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                                  $1,199             $2,148
    Income taxes paid                                                                                 131                 95
Noncash items:
    Derivative assets resulting from adoption of new accounting standard                               --               $120
    Derivative liabilities resulting from adoption of new accounting standard                          --                152

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

KeyCorp evaluates whether to consolidate entities in which it has invested based on the nature and amount of equity contributed by third parties, the decision-making power granted to these parties and the extent of their control over the entities' operating and financial policies. Entities that KeyCorp controls, generally through majority ownership, are consolidated and are considered subsidiaries.

Unconsolidated investments in entities in which KeyCorp has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20 to 50%) are accounted for by the equity method. Unconsolidated investments in entities in which KeyCorp has a voting or economic interest of less than 20% are generally carried at cost. Investments held by KeyCorp's broker/dealer and investment company subsidiaries are carried at estimated fair value.

KeyCorp uses special purpose entities ("SPEs"), including securitization trusts and an asset-backed commercial paper conduit, in the normal course of business for funding purposes and to structure capital markets activities. SPEs established by KeyCorp as qualifying special purpose entities ("QSPEs") under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Nonqualifying SPEs are evaluated for consolidation by KeyCorp based on the nature and amount of equity contributed by third parties, the risks and rewards of the parties and the control they exercise over the SPE's activities. Securitization trusts sponsored by KeyCorp are not consolidated. Also, KeyCorp does not consolidate an asset-backed commercial paper conduit for which it is a referral agent. The conduit is owned by a third party and administered by an unaffiliated financial institution. KeyCorp refers assets belonging to a number of third parties to the conduit, to which it has made liquidity and credit enhancement commitments. Multiple parties involved in the conduit's activities share the risks and rewards from those activities. Additional information on SFAS No. 140 is summarized in Note 1 ("Summary of Significant Accounting Policies") under the heading "Loan Securitizations," on page 59 of Key's 2001 Annual Report to Shareholders. Additional information on the conduit is summarized in Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk") starting on page 26 of this report.

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

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2002

EXTINGUISHMENT OF DEBT. Effective April 1, 2002, Key adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This new standard requires the recognition of gains and losses on the extinguishment of debt as income or loss from continuing operations rather than extraordinary items. The adoption of this standard did not have any impact on Key's financial condition and results of operations.

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

Under the new accounting standard, goodwill and certain intangible assets are subject to impairment testing, which must be conducted at least annually. Key has determined that its reporting units for purposes of this impairment testing are its major business groups consisting of Key Consumer Banking, Key Corporate Finance and Key Capital Partners. The first step in this testing requires Key to determine the fair value of its reporting units by using various valuation techniques recommended by the standard. In its transitional impairment testing, Key used a discounted cash flow methodology for determining the fair value of its reporting units. These fair values were reviewed for reasonableness using a relative valuation methodology. The fair value of each reporting unit is compared with its carrying amount. If the fair value of a particular reporting unit exceeds its carrying amount, no impairment is indicated and further testing is not required. If the carrying amount of any reporting unit exceeds its fair value, goodwill impairment may be indicated and the second step of this testing is required. Key would assume that the purchase price of the reporting unit is its fair value as determined in the first step and then allocate that purchase price to the fair value of the assets (excluding goodwill) and liabilities of the reporting unit. Any excess of the purchase price over the fair value of the reporting unit's assets and liabilities represents the implied fair value of goodwill. An impairment loss would be recognized, as a charge to earnings, to the extent that the carrying amount of the reporting unit's recorded goodwill exceeds the implied fair value of goodwill.

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

For additional information pertaining to Key's intangible assets and the effect of adopting SFAS No. 142, see Note 8 ("Goodwill and Other Intangible Assets") on page 20.

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

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new standard is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 substantially changes the rules for recognizing costs, particularly the timing of the recognition of exit or disposal costs associated with corporate restructuring activities. This accounting guidance generally requires costs such as lease or other contract termination costs and one-time termination benefits associated with exit or disposal activities to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. Key will adopt SFAS No. 146 for restructuring activities initiated on or after January 1, 2003. Management expects that the adoption of SFAS No. 146 will not affect Key's financial condition and results of operations.

ASSET RETIREMENT OBLIGATIONS. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. Key will adopt SFAS No. 143 as of January 1, 2003. Management is evaluating the extent to which it may affect Key's financial condition and results of operations.

SUBSEQUENT EVENT

ACCOUNTING FOR STOCK COMPENSATION. In September 2002, KeyCorp's Board of Directors approved management's recommendation to change Key's method of accounting for stock options granted to eligible employees and directors. Effective January 1, 2003, Key will adopt the fair value method of accounting as outlined in SFAS No. 123, "Accounting for Stock Compensation." Under SFAS No. 123, companies may either recognize the compensation cost associated with stock options as expense over the respective vesting periods or disclose the pro forma impact on earnings in their audited financial statements. Key has historically followed the latter approach. Management believes that expensing this form of employee compensation is in line with other actions that have been taken over the past several quarters, such as expanding Key's line of business disclosures, to provide investors with a clearer picture of the company's financial performance. Management intends to apply the change in accounting prospectively to all awards granted subsequent to the effective date. Based on the valuation and timing of options granted in 2002, management estimates that the accounting change will reduce Key's diluted earnings per common share by approximately $.04 in 2003. The effect on Key's earnings per common share in subsequent years will depend on the number and timing of options granted and the related assumptions used to estimate their fair value.

                          2. EARNINGS PER COMMON SHARE

Key calculates its basic and diluted earnings per common share as follows:



                                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------  -------------------------------
dollars in millions, except per share amounts                                 2002          2001              2002       2001
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Income before cumulative effect of accounting changes                       $    245      $    249      $    731      $    331
Net income                                                                       245           249           731           306

------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                             426,274       424,802       425,746       424,503
Effect of dilutive common stock options (000)                                  5,052         5,544         5,352         5,506

------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding(000)                                           431,326       430,346       431,098       430,009
                                                                            ========      ========      ========      ========

------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Income per common share before cumulative effect of accounting changes      $    .57      $    .59      $   1.72      $    .78
Net income per common share                                                      .57           .59          1.72           .72
Income per common share before cumulative effect of accounting changes
   -- assuming dilution                                                          .57           .58          1.69           .77
Net income per common share-- assuming dilution                                  .57           .58          1.69           .71
===============================================================================================================================



                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and the divestiture that Key completed during 2001 and the first nine months of 2002 are summarized below.

ACQUISITIONS

CONNING ASSET MANAGEMENT

On June 28, 2002, Key purchased substantially all of the mortgage loan and real estate business of Conning Asset Management, headquartered in Hartford, Connecticut. Conning's mortgage loan and real estate business originates, securitizes and services multi-family, retail, industrial and office property mortgage loans on behalf of pension fund and life insurance company investors. At the date of acquisition, the business had net assets of $17 million and serviced approximately $4 billion in commercial mortgage loans through its St. Louis office. In accordance with a confidentiality clause in the purchase agreement, the terms, which are not material, have not been disclosed.

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

TRANSACTION PENDING AT SEPTEMBER 30, 2002

UNION BANKSHARES, LTD.

On September 25, 2002, Key entered into a definitive agreement to purchase Union Bankshares, Ltd., headquartered in Denver, Colorado. The transaction, which is subject to approval by Union Bankshares' shareholders and certain regulatory agencies, is expected to close during the fourth quarter of 2002. Under the terms of the agreement, Union Bankshares' shareholders would receive a cash distribution of $22.63 per each Union Bankshares' common share. Union Bankshares, Ltd. had seven branches and assets of $454 million as of June 30, 2002.

                           4. LINE OF BUSINESS RESULTS

Key has three major business groups that consist of 10 lines of business:

KEY CONSUMER BANKING GROUP
RETAIL BANKING provides individuals with branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans.

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

KEY CAPITAL PARTNERS GROUP
VICTORY CAPITAL MANAGEMENT manages or advises on investment portfolios, nationally, for corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, commingled funds or the Victory family of mutual funds. It also provides administrative services for retirement plans.

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

OTHER SEGMENTS
Other segments consist primarily of Treasury, Principal Investing and the net effect of funds transfer pricing.

RECONCILING ITEMS
Total assets included under reconciling items represent primarily the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling items also include significant nonrecurring charges (see note b to the table on pages 13 and 14).

The table that spans pages 13 and 14 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2002 and 2001. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The financial information was derived from the internal financial reporting system that management uses to monitor and manage Key's financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with results presented by other companies. The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. As such:

- Net interest income is determined by assigning a standard cost for funds used (or a standard credit for funds provided) to assets (and liabilities) based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Other Segments" columns.

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

Developing and applying the methodologies that management uses to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key's organization structure. The financial data reported for all periods presented in the following tables reflect the following changes that occurred during the first nine months of 2002:

- The Small Business line of business moved from Key Corporate Finance to Key Consumer Banking.

- Methodologies used to allocate certain overhead costs, management fees and funding costs were refined.

- The use of revenue and expense sharing was discontinued. Under this approach, noninterest income and expense attributable to Key Capital Partners had been assigned to the other business groups if one of those groups was principally responsible for maintaining the relationship with the client that used Key Capital Partner's products and services.

                                                                   KEY CONSUMER             KEY CORPORATE             KEY CAPITAL
THREE MONTHS ENDED SEPTEMBER 30,                                  BANKING GROUP             FINANCE GROUP           PARTNERS GROUP
                                                                ----------------------   -------------------   ---------------------
dollars in millions                                              2002           2001      2002       2001         2002         2001
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                       $    447    $    462     $    281    $    272    $     59   $     52
Noninterest income                                                  136         140           54          55         206        234
------------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                               583         602          335         327         265        286
Provision for loan losses                                            63          54           43          43           2          2
Depreciation and amortization expense                                35          54            9          15          12         24
Noninterest expense                                                 291         289          114         110         191        202
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent)              194         205          169         159          60         58
Allocated income taxes and taxable-equivalent adjustments            72          80           63          61          22         24
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    122    $    125     $    106    $     98    $     38   $     34
                                                               ========    ========     ========    ========    ========   ========

Percent of consolidated net income                                   50%         50%          43%         39%         16%        14%
Percent of total segments net income                                 46          48           40          37          14         13
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                          $ 28,191    $ 27,729     $ 29,101    $ 31,137    $  4,900   $  5,455
Total assets(a)                                                  30,369      30,340       30,431      32,627       8,388      9,176
Deposits                                                         33,581      34,636        3,379       3,052       3,699      3,368
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                           $     68    $     81     $    115    $     87    $      2   $      5
Return on average allocated equity                                24.25%      23.35%       15.13%      13.86%      15.74%     13.00%
====================================================================================================================================


                                                                    KEY CONSUMER             KEY CORPORATE             KEY CAPITAL
NINE MONTHS ENDED SEPTEMBER 30,                                     BANKING GROUP             FINANCE GROUP           PARTNERS GROUP
                                                                ----------------------   --------------------   --------------------
dollars in millions                                              2002           2001      2002       2001         2002         2001
------------------------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                       $  1,346    $  1,359     $    847    $    806    $    169    $   160
Noninterest income                                                  377         369          157         175         662        713
------------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                             1,723       1,728        1,004         981         831        873
Provision for loan losses                                           188         163          133         129           7          7
Depreciation and amortization expense                               106         165           29          47          41         73
Noninterest expense                                                 886         855          337         340         596        627
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                         543         545          505         465         187        166
Allocated income taxes and taxable-equivalent adjustments           203         215          189         178          70         69
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes        340         330          316         287         117         97
    Cumulative effect of accounting changes                          --         (24)          --          --          --         --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    340    $    306     $    316    $    287    $    117    $    97
                                                               ========    ========     ========    ========    ========    =======
Percent of consolidated net income                                   47%        100%          43%         94%         16%        32%
Percent of total segments net income                                 45          43           42          41          15         14
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                          $ 27,818    $ 27,940     $ 29,479    $ 31,268    $  4,884    $ 5,500
Total assets(a)                                                  29,981      30,686       30,715      32,724       8,268      9,148
Deposits                                                         33,955      35,449        3,202       3,044       3,654      3,690
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                           $    223    $    233     $    360    $    204    $     11    $    12
Return on average allocated equity                                22.91%      18.03%       15.11%      13.78%      16.35%     12.21%
====================================================================================================================================


(a) Substantially all revenue generated by Key's major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major business groups are located in the United States.

(b) Significant nonrecurring charges included under reconciling items for the nine-month period ended September 30, 2001, are as follows:

         - Noninterest income includes a $40 million ($25 million after tax) second quarter loss recorded in connection with declines in leased vehicle residual values.

         - The provision for loan losses includes an additional provision of $300 million ($189 million after tax) recorded during the second quarter in connection with Key's decision to discontinue certain credit-only commercial relationships.

         - Noninterest expense includes a goodwill write-down of $150 million associated with Key's decision to downsize its automobile finance business, additional litigation reserves of $20 million ($13 million after tax) and other charges of $2 million ($1 million after tax). All of these charges were recorded in the second quarter.


THREE MONTHS ENDED SEPTEMBER 30,                                  OTHER SEGMENTS           TOTAL SEGMENTS
                                                             -----------------------   ---------------------
dollars in millions                                               2002          2001         2002      2001
--------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                       $    (44)    $    (28)    $    743    $    758
Noninterest income                                                   32           25          428         454
--------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                               (12)          (3)       1,171       1,212
Provision for loan losses                                             1            1          109         100
Depreciation and amortization expense                                --           --           56          93
Noninterest expense                                                   6            6          602         607
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent)              (19)         (10)         404         412
Allocated income taxes and taxable-equivalent adjustments           (17)         (15)         140         150
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $     (2)    $      5     $    264    $    262
                                                               ========     ========     ========    ========

Percent of consolidated net income                                   (1)%          2%         108%        105%
Percent of total segments net income                                 --            2          100         100
--------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                          $  1,209     $  1,774     $ 63,401    $ 66,095
Total assets(a)                                                  11,187       11,488       80,375      83,631
Deposits                                                          4,076        4,166       44,735      45,222
--------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                                 --          --      $    185    $    173
Return on average allocated equity                                  N/M          N/M        17.09%      16.12%
==============================================================================================================




THREE MONTHS ENDED SEPTEMBER 30,                               RECONCILING ITEMS                KEY
                                                             -----------------------   -----------------------
dollars in millions                                               2002         2001       2002        2001
--------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                       $    (21)   $    (28)   $    722    $    730
Noninterest income                                                    4         --          432         454
--------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                               (17)        (28)      1,154       1,184
Provision for loan losses                                            26          16         135         116
Depreciation and amortization expense                                --         --           56          93
Noninterest expense                                                   1         (17)        603         590
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent)              (44)        (27)        360         385
Allocated income taxes and taxable-equivalent adjustments           (25)        (14)        115         136
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    (19)   $    (13)   $    245    $    249
                                                               ========    ========    ========    ========

Percent of consolidated net income                                   (8)%        (5)%       100%        100%
Percent of total segments net income                                N/A         N/A         N/A         N/A
--------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                          $     85    $    103    $ 63,486    $ 66,198
Total assets(a)                                                   1,560       1,248      81,935      84,879
Deposits                                                            (71)         11      44,664      45,233
--------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                                 --         --     $    185    $    173
Return on average allocated equity                                  N/M         N/M       14.74%      15.20%
==============================================================================================================






NINE MONTHS ENDED SEPTEMBER 30,                                    OTHER SEGMENTS           TOTAL SEGMENTS
                                                               ---------------------    ----------------------
dollars in millions                                             2002           2001          2002        2001
---------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                       $   (142)    $    (92)    $  2,220    $  2,233
Noninterest income                                                   91           85        1,287       1,342
--------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                               (51)          (7)       3,507       3,575
Provision for loan losses                                             3            3          331         302
Depreciation and amortization expense                                --            1          176         286
Noninterest expense                                                  19           17        1,838       1,839
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                         (73)         (28)       1,162       1,148
Allocated income taxes and taxable-equivalent adjustments           (58)         (43)         404         419
--------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes        (15)          15          758         729
    Cumulative effect of accounting changes                          --           (1)          --         (25)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    (15)    $     14     $    758    $    704
                                                               ========     ========     ========    ========

Percent of consolidated net income                                   (2)%          4%         104%        230%
Percent of total segments net income                                 (2)           2          100         100
--------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                          $  1,321     $  1,912     $ 63,502    $ 66,620
Total assets(a)                                                  10,810       11,718       79,774      84,276
Deposits                                                          3,649        3,586       44,460      45,769
--------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                                 --     $      4     $    594    $    453
Return on average allocated equity                                  N/M          N/M        16.53%      14.26%
==============================================================================================================

NINE MONTHS ENDED SEPTEMBER 30,                                   RECONCILING ITEMS(b)               KEY
                                                                ------------------------  ---------------------
dollars in millions                                                 2002          2001      2002       2001
----------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (taxable equivalent)                         $    (75)   $    (89)   $  2,145    $  2,144
Noninterest income                                                     36         (35)      1,323       1,307
--------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)(a)                                 (39)       (124)      3,468       3,451
Provision for loan losses                                              75         325         406         627
Depreciation and amortization expense                                   1         151         177         437
Noninterest expense                                                   (30)        (37)      1,808       1,802
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (taxable equivalent) and
    cumulative effect of accounting changes                           (85)       (563)      1,077         585
Allocated income taxes and taxable-equivalent adjustments             (58)       (165)        346         254
--------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting changes          (27)       (398)        731         331
    Cumulative effect of accounting changes                            --          --          --         (25)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    (27)   $   (398)   $    731    $    306
                                                                 ========    ========    ========    ========

Percent of consolidated net income                                     (4)%      (130)%       100%        100%
Percent of total segments net income                                  N/A         N/A         N/A         N/A
--------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                                            $    132    $    105    $ 63,634    $ 66,725
Total assets(a)                                                     1,685       1,448      81,459      85,724
Deposits                                                              (78)        (19)     44,382      45,750
--------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                                                   --          --    $    594    $    453
Return on average allocated equity                                    N/M         N/M       15.13%       6.21%
===============================================================================================================

N/A = Not Applicable
N/M = Not Meaningful

 Supplementary information (Key Consumer Banking lines of business)



THREE MONTHS ENDED SEPTEMBER 30,                                 RETAIL BANKING                              SMALL BUSINESS
                                                            ------------------------                    -------------------------
dollars in millions                                         2002                2001                    2002                2001
---------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                        $  333              $  347                    $102                $102
Provision for loan losses                                     15                  13                       9                   9
Noninterest expense                                          202                 213                      42                  44
Net income                                                    73                  74                      32                  30
Net loan charge-offs                                          15                  18                      16                  12
Return on average allocated equity                         51.08%              51.96%                  39.06%              35.11%
Full-time equivalent employees                             6,066               6,246                     271                 257
---------------------------------------------------------------------------------------------------------------------------------




THREE MONTHS ENDED SEPTEMBER 30,                             INDIRECT LENDING                             NATIONAL HOME EQUITY
                                                         ------------------------                      -------------------------
dollars in millions                                      2002                2001                      2002               2001
--------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                        $86                $104                     $   62             $   49
Provision for loan losses                                  27                  26                         12                  6
Noninterest expense                                        41                  49                         41                 37
Net income                                                 11                  18                          6                  3
Net loan charge-offs                                       28                  39                          9                 12
Return on average allocated equity                       6.68%               9.29%                      5.28%               2.64%
Full-time equivalent employees                            752                 768                      1,170               1,192
---------------------------------------------------------------------------------------------------------------------------------




NINE MONTHS ENDED SEPTEMBER 30,                                  RETAIL BANKING                              SMALL BUSINESS
                                                            ------------------------                    ---------------------------
dollars in millions                                         2002                2001                    2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                        $  973              $  996                    $296                $290
Provision for loan losses                                     42                  37                      27                  28
Noninterest expense                                          611                 643                     127                 133
Net income                                                   200                 192                      89                  80
Net loan charge-offs                                          51                  48                      45                  32
Return on average allocated equity                         48.80%              43.00%                  37.54%              31.09%
Full-time equivalent employees                             6,066               6,246                     271                 257
-----------------------------------------------------------------------------------------------------------------------------------




NINE MONTHS ENDED SEPTEMBER 30,                                    INDIRECT LENDING                        NATIONAL HOME EQUITY
                                                               ------------------------                ----------------------------
dollars in millions                                            2002             2001                   2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                          $273                $308                  $  181             $  134
Provision for loan losses                                     83                  80                      36                 18
Noninterest expense                                          131                 139                     123                105
Net income                                                    37                  31                      14                  3
Net loan charge-offs                                          98                 113                      29                 40
Return on average allocated equity                          7.38%               4.65%                   4.17%               .92%
Full-time equivalent employees                               752                 768                   1,170              1,192
-----------------------------------------------------------------------------------------------------------------------------------



Supplementary information (Key Corporate Finance lines of business)



THREE MONTHS ENDED SEPTEMBER 30,                               CORPORATE BANKING                    NATIONAL COMMERCIAL REAL ESTATE
                                                           -------------------------               --------------------------------
dollars in millions                                         2002               2001                 2002                     2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                          $183               $193                 $ 96                     $ 89
Provision for loan losses                                     23                 24                   11                       11
Noninterest expense                                           71                 75                   32                       30
Net income                                                    56                 58                   33                       30
Net loan charge-offs                                          98                 65                    2                        2
Return on average allocated equity                         13.59%             14.01%               18.21%                   15.74%
Full-time equivalent employees                               583                650                  562                      480
-----------------------------------------------------------------------------------------------------------------------------------




THREE MONTHS ENDED SEPTEMBER 30,                                            NATIONAL EQUIPMENT FINANCE
                                                                           ---------------------------
dollars in millions                                                         2002               2001
------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                                          $ 56               $ 45
Provision for loan losses                                                      9                  8
Noninterest expense                                                           20                 20
Net income                                                                    17                 10
Net loan charge-offs                                                          15                 20
Return on average allocated equity                                         15.87%               9.75%
Full-time equivalent employees                                               597                686
------------------------------------------------------------------------------------------------------



NINE MONTHS ENDED SEPTEMBER 30,                                CORPORATE BANKING                    NATIONAL COMMERCIAL REAL ESTATE
                                                           -------------------------               --------------------------------
dollars in millions                                      2002                2001                     2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                       $553                $584                     $271                  $264
Provision for loan losses                                  73                  71                       32                    32
Noninterest expense                                       213                 234                       92                    84
Net income                                                167                 173                       92                    92
Net loan charge-offs                                      319                 170                        5                     6
Return on average allocated equity                      13.40%              14.01%                   17.18%                17.16%
Full-time equivalent employees                            583                 650                      562                   480
-----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                                             NATIONAL EQUIPMENT FINANCE
                                                                           ---------------------------
dollars in millions                                                        2002                   2001
------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                                         $180                   $133
Provision for loan losses                                                    28                     26
Noninterest expense                                                          61                     69
Net income                                                                   57                     22
Net loan charge-offs                                                         36                     28
Return on average allocated equity                                        18.41%                 7.05%
Full-time equivalent employees                                              597                    686
------------------------------------------------------------------------------------------------------






Supplementary information (Key Capital Partners lines of business)




THREE MONTHS ENDED SEPTEMBER 30,                            VICTORY CAPITAL MANAGEMENT                         HIGH NET WORTH
                                                           ----------------------------                  --------------------------
dollars in millions                                          2002                2001                    2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                           $ 51                $ 58                    $  140          $  153
Provision for loan losses                                      --                  --                         2               2
Noninterest expense                                            33                  41                       118             127
Net income                                                     11                  10                        13              14
Net loan charge-offs                                           --                  --                         2               4
Return on average allocated equity                          37.30%              30.29%                    11.31%          11.02%
Full-time equivalent employees                                533                 579                     2,336           2,560
-----------------------------------------------------------------------------------------------------------------------------------




THREE MONTHS ENDED SEPTEMBER 30,                                       CAPITAL MARKETS
                                                                    ---------------------
dollars in millions                                                 2002             2001
-----------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                                  $ 74             $ 75
Provision for loan losses                                             --               --
Noninterest expense                                                   52               58
Net income                                                            14               10
Net loan charge-offs                                                  --                1
Return on average allocated equity                                 14.43%           9.84%
Full-time equivalent employees                                       678              699
-----------------------------------------------------------------------------------------



NINE MONTHS ENDED SEPTEMBER 30,                             VICTORY CAPITAL MANAGEMENT                        HIGH NET WORTH
                                                           ----------------------------                  --------------------------
dollars in millions                                          2002                2001                    2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                           $161                $174                 $  434             $  458
Provision for loan losses                                      --                  --                      7                  7
Noninterest expense                                           108                 124                    361                392
Net income                                                     33                  30                     41                 34
Net loan charge-offs                                           --                  --                     11                 11
Return on average allocated equity                          36.77%              29.93%                 12.15%              8.74%
Full-time equivalent employees                                533                 579                  2,336              2,560
-----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                                        CAPITAL MARKETS
                                                                    ---------------------
dollars in millions                                                 2002             2001
-----------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                                  $236             $241
Provision for loan losses                                             --               --
Noninterest expense                                                  168              184
Net income                                                            43               33
Net loan charge-offs                                                  --                1
Return on average allocated equity                                 14.89%           10.81%
Full-time equivalent employees                                       678              699
-----------------------------------------------------------------------------------------


                                  5. SECURITIES

Key classifies its securities into three categories: trading, investment and available for sale.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are acquired by Key with the intent of liquidating them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($750 million at September 30, 2002, $597 million at December 31, 2001 and $844 million at September 30, 2001) and included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

INVESTMENT SECURITIES. These include debt securities that Key has the intent and ability to hold until maturity and equity securities that do not have readily determinable fair values. The debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the basis of the adjusted carrying amount. Actual gains and losses on sales of these securities are calculated for each specific security sold and included in "net securities gains" on the income statement.

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

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale are presented in the following tables.



                                                                          SEPTEMBER 30, 2002
                                                  -------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED          FAIR
in millions                                                 COST           GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                          $ 148             $10              --         $ 158
Equity securities                                            910              --              --           910
---------------------------------------------------------------------------------------------------------------
   Total investment securities                            $1,058             $10              --        $1,068
                                                         =======            ====            ====       =======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations                    $ 20             $ 1              --          $ 21
States and political subdivisions                             17               1              --            18
Collateralized mortgage obligations                        6,156              98             $60         6,194
Other mortgage-backed securities                             748              35              --           783
Retained interests in securitizations                        182              35              --           217
Other securities                                             156              --              40           116
---------------------------------------------------------------------------------------------------------------
    Total securities available for sale                   $7,279            $170            $100        $7,349
                                                         =======           =====           =====       =======
---------------------------------------------------------------------------------------------------------------




                                                                        DECEMBER 31, 2001
                                                  -------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED          FAIR
in millions                                                 COST           GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                          $ 225              $9              --         $ 234
Equity securities                                            894              --              --           894
---------------------------------------------------------------------------------------------------------------
    Total investment securities                           $1,119              $9              --        $1,128
                                                         =======             ===            ====       =======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations                    $ 99              --              --          $ 99
States and political subdivisions                             21              --              --            21
Collateralized mortgage obligations                        3,791             $86             $72         3,805
Other mortgage-backed securities                           1,008              24              --         1,032
Retained interests in securitizations                        214              20              --           234
Other securities                                             170               1              16           155
---------------------------------------------------------------------------------------------------------------
    Total securities available for sale                   $5,303            $131             $88        $5,346
                                                         =======           =====            ====       =======
---------------------------------------------------------------------------------------------------------------


                                                                          SEPTEMBER 30, 2001
                                                  -------------------------------------------------------------
                                                                           GROSS           GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED          FAIR
in millions                                                 COST           GAINS          LOSSES         VALUE
---------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                          $ 254             $12              --         $ 266
Equity securities                                            920              --              --           920
---------------------------------------------------------------------------------------------------------------
    Total investment securities                           $1,174             $12              --        $1,186
                                                         =======            ====            ====       =======
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations                   $ 268              --              --         $ 268
States and political subdivisions                             23              --              --            23
Collateralized mortgage obligations                        4,562            $117             $65         4,614
Other mortgage-backed securities                           1,092              39              --         1,131
Retained interests in securitizations                        246              15              --           261
Other securities                                             198               1              25           174
---------------------------------------------------------------------------------------------------------------
    Total securities available for sale                   $6,389            $172             $90        $6,471
                                                         =======           =====            ====       =======
---------------------------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:



                                                      SEPTEMBER 30,            DECEMBER 31,     SEPTEMBER 30,
in millions                                                    2002                    2001                2001
================================================================================================================
Commercial, financial and agricultural                      $17,419                 $18,159             $19,022
Commercial real estate:
     Commercial mortgage                                      6,237                   6,669               6,826
     Construction                                             5,845                   5,878               6,014
----------------------------------------------------------------------------------------------------------------
          Total commercial real estate loans                 12,082                  12,547              12,840
Commercial lease financing                                    7,369                   7,357               7,147
----------------------------------------------------------------------------------------------------------------
          Total commercial loans                             36,870                  38,063              39,009
Real estate-- residential mortgage                            2,098                   2,315               2,418
Home equity                                                  13,516                  11,184              10,826
Consumer-- direct                                             2,167                   2,342               2,388
Consumer-- indirect:
     Lease financing                                          1,137                   2,036               2,409
     Automobile                                               2,256                   2,497               2,558
     Marine                                                   2,047                   1,780               1,767
     Other                                                      870                   1,036               1,083
----------------------------------------------------------------------------------------------------------------
          Total consumer-- indirect loans                     6,310                   7,349               7,817
----------------------------------------------------------------------------------------------------------------
          Total consumer loans                               24,091                  23,190              23,449
Loans held for sale:
     Real estate-- commercial mortgage                          309                     252                 614
     Real estate-- residential mortgage                          49                     116                  74
     Education                                                1,632                   1,688               1,360
----------------------------------------------------------------------------------------------------------------
          Total loans held for sale                           1,990                   2,056               2,048
----------------------------------------------------------------------------------------------------------------
     Total loans                                            $62,951                 $63,309             $64,506
                                                           ========                ========            ========
----------------------------------------------------------------------------------------------------------------



Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at September 30, 2002, see Note 14 ("Derivatives and Hedging Activities"), which begins on page 28.

Changes in the allowance for loan losses are summarized as follows:


                                              THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------       -------------------------------
in millions                                     2002                    2001                2002                 2001
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                $1,539                  $1,231              $1,677               $1,001
Charge-offs                                     (211)                   (197)               (680)                (534)
Recoveries                                        26                      24                  86                   81
----------------------------------------------------------------------------------------------------------------------
     Net charge-offs                            (185)                   (173)               (594)                (453)
Allowance related to loans sold                   --                      --                  --                   (1)
Provision for loan losses                        135                     116                 406                  627
----------------------------------------------------------------------------------------------------------------------
     Balance at end of period                 $1,489                  $1,174              $1,489               $1,174
                                             =======                 =======             =======              =======
----------------------------------------------------------------------------------------------------------------------

                7. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Impaired loans, which account for the largest portion of Key's nonperforming assets, totaled $645 million at September 30, 2002, compared with $661 million at the end of 2001. Impaired loans averaged $658 million for the third quarter of 2002 and $462 million for the third quarter of 2001.

Key's nonperforming assets were as follows:

                                      SEPTEMBER 30,         DECEMBER 31,          SEPTEMBER 30,
in millions                                    2002                 2001                   2001
------------------------------------------------------------------------------------------------
Impaired loans                                $ 645                 $661                   $546
Other nonaccrual loans                          342                  249                    339
-----------------------------------------------------------------------------------------------
  Total nonperforming loans                     987                  910                    885
Other real estate owned ("OREO")                 30                   38                     26
Allowance for OREO losses                        (2)                  (1)                    (1)
------------------------------------------------------------------------------------------------
  OREO, net of allowance                         28                   37                     25
Other nonperforming assets                        2                   --                      3
------------------------------------------------------------------------------------------------
  Total nonperforming assets                 $1,017                 $947                   $913
                                            =======                =====                   ====
------------------------------------------------------------------------------------------------



When appropriate, an impaired loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. When expected cash flows and/or collateral values do not justify the carrying amount of the loan, the amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an amount is specifically allocated in the allowance for loan losses. At September 30, 2002, Key had $414 million of impaired loans with a specifically allocated allowance for loan losses of $200 million, and $231 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2001, impaired loans included $417 million of loans with a specifically allocated allowance of $180 million, and $244 million that were carried at their estimated fair value.

Key does not perform a specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as "Other nonaccrual loans"). These are typically comprised of consumer loans, including residential mortgages, home equity and various types of installment loans. Management applies historical loss experience rates to these loans, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

                     8. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, Key adopted SFAS No. 142, which eliminates the amortization of goodwill and intangible assets deemed to have indefinite lives. Key's total amortization expense for the three-month periods ended September 30, 2002 and 2001, was $3 million and $22 million, respectively. For the nine-month periods ended September 30, 2002 and 2001, amortization expense was $8 million and $222 million, respectively. Estimated amortization expense, for intangible assets subject to amortization, for 2002 and each of the next four years is as follows: 2002 - $11 million; 2003 - $10 million; 2004 - $6 million; 2005 -
$1 million; and 2006 - $1 million.

     The calculation of Key's net income and earnings per common share, excluding goodwill amortization for the three- and nine-month periods ended September 30, 2002 and 2001, is presented below. Goodwill amortization for the nine-month period ended September 30, 2001, as shown in the table, excludes a $150 million second quarter write-down of goodwill associated with Key's decision to downsize its automobile finance business.

                                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------- -----------------------------
dollars in millions, except per share amounts                       2002              2001            2002             2001
------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Net income                                                          $245              $249            $731             $306
Add:  Goodwill amortization                                           --                20              --               62

------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                 $245              $269            $731             $368
                                                                   =====             =====           =====            =====

----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                 426,274           424,802         425,746          424,503
Weighted average common shares and potential
  common shares outstanding (000)                                431,326           430,346         431,098          430,009
                                                                                                                          -
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Net income per common share                                         $.57              $.59           $1.72             $.72
Add:  Goodwill amortization                                           --               .05              --              .15

----------------------------------------------------------------------------------------------------------------------------
Adjusted net income per common share                                $.57              $.64           $1.72             $.87
                                                                   =====             =====          ======            =====
Adjusted net income per common share  - assuming dilution           $.57              $.63           $1.69             $.86
                                                                   =====             =====          ======            =====
------------------------------------------------------------------------------------------------------------------------------


The following table shows the gross carrying amount and the accumulated amortization of intangible assets that are subject to amortization.

                                                        SEPTEMBER 30, 2002                      DECEMBER 31, 2001
                                             --------------------------------------     -------------------------------------
                                                   GROSS CARRYING     ACCUMULATED             GROSS CARRYING    ACCUMULATED
in millions                                            AMOUNT         AMORTIZATION                AMOUNT        AMORTIZATION
-----------------------------------------------------------------------------------------------------------------------------
Intangible assets subject to amortization:
   Core deposit intangibles                              $215                 $194                  $215                $187
   Other intangible assets                                  8                    6                     9                   6
-----------------------------------------------------------------------------------------------------------------------------
         Total                                           $223                 $200                  $224                $193
                                                         ====                 ====                  ====                ====
-----------------------------------------------------------------------------------------------------------------------------



At September 30, 2002, the carrying amount of goodwill by major business group was as follows: Key Consumer Banking - $446 million; Key Corporate Finance - $204 million; and Key Capital Partners - $455 million. At December 31, 2001, the carrying amount of goodwill by major business group was as follows: Key Consumer Banking - $446 million; Key Corporate Finance - $200 million; and Key Capital Partners - $455 million. For additional information pertaining to the new accounting guidance, see the section entitled "Accounting Pronouncements Adopted in 2002" included in Note 1 ("Basis of Presentation") starting on page 7.

                                9. LONG-TERM DEBT

The components of Key's long-term debt, presented net of unamortized discount where applicable, were as follows:



                                                                      SEPTEMBER 30,          DECEMBER 31,     SEPTEMBER 30,
dollars in millions                                                            2002                  2001              2001
----------------------------------------------------------------------------------------------------------------------------
Senior medium-term notes due through 2005(a)                                $ 1,534               $ 1,286           $ 1,171
Subordinated medium-term notes due through 2003(a)                               45                    85                85
Senior euro medium-term notes due through 2003(b)                                50                    50                50
7.50%    Subordinated notes due 2006(c)                                         250                   250               250
6.75%    Subordinated notes due 2006(c)                                         200                   200               200
8.125%  Subordinated notes due 2002(c)                                           --                   200               200
8.00%    Subordinated notes due 2004(c)                                         125                   125               125
6.625%  Notes due through 2017                                                   25                    --                --
All other long-term debt(i)                                                      36                    16                22
----------------------------------------------------------------------------------------------------------------------------
      Total parent company(j)                                                 2,265                 2,212             2,103

Senior medium-term bank notes due through 2039(d)                             4,179                 4,525             5,065
Senior euro medium-term bank notes due through 2007(e)                        5,003                 3,989             4,098
6.50%   Subordinated remarketable securities due 2027(f)                        311                   311               312
6.95%   Subordinated notes due 2028(f)                                          300                   300               300
7.125%  Subordinated notes due 2006(f)                                          250                   250               250
7.25%    Subordinated notes due 2005(f)                                         200                   200               200
6.75%    Subordinated notes due 2003(f)                                         200                   200               200
7.50%    Subordinated notes due 2008(f)                                         165                   165               165
7.00%    Subordinated notes due 2011(f)                                         607                   506               506
7.30%    Subordinated notes due 2011(f)                                         107                   107               107
7.85%    Subordinated notes due 2002(f)                                          93                    93                93
7.55%    Subordinated notes due 2006(f)                                          75                    75                75
7.375%  Subordinated notes due 2008(f)                                           70                    70                70
5.70%  Subordinated notes due 2012(f)                                           300                    --                --
Lease financing debt due through 2006(g)                                        467                   519               545
Federal Home Loan Bank advances due through 2030(h)                           1,173                   762               756
All other long-term debt(i)                                                     511                   270               269
----------------------------------------------------------------------------------------------------------------------------
      Total subsidiaries                                                     14,011                12,342            13,011
----------------------------------------------------------------------------------------------------------------------------
          Total long-term debt                                              $16,276               $14,554           $15,114
                                                                           ========              ========          ========
----------------------------------------------------------------------------------------------------------------------------

Key uses interest rate swaps and caps, which modify the repricing and maturity characteristics of certain long-term debt, to manage interest rate risk. For more information about such financial instruments at September 30, 2002, see
Note 14 ("Derivatives and Hedging Activities"),which begins on page 28.

(a) At September 30, 2002, December 31, 2001 and September 30,2001, the senior medium-term notes had weighted average interest rates of 2.63%, 2.51% and 3.77%, respectively, and the subordinated medium-term notes had a weighted average interest rate of 7.30%, 7.42% and 7.42% at each respective date. These notes had a combination of fixed and floating interest rates.

(b) Senior euro medium-term notes had a weighted average interest rate of 1.97% at September 30, 2002. These notes, which are obligations of KeyCorp, had a floating interest rate based on the three-month London Interbank Offered Rate (known as "LIBOR").

(c)  The notes may not be redeemed or prepaid prior to maturity.

(d) Senior medium-term bank notes of subsidiaries had weighted average interest rates of 2.77%, 2.45% and 3.71%, at September 30, 2002, December 31, 2001
     and September 30, 2001, respectively. These notes had a combination of fixed and floating interest rates.

(e) Senior euro medium-term notes had weighted average interest rates of 1.99%, 2.58%, and 4.10%, at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. These notes, which are obligations of KeyBank National Association, had fixed interest rates and floating interest rates based on LIBOR.

(f) These notes and securities are all obligations of KeyBank National Association, with the exception of the 7.55% notes, which are obligations of Key Bank USA, National Association. None of the subordinated instruments may be redeemed prior to their maturity dates.

(g) Lease financing debt had weighted average interest rates of 7.14% at September 30, 2002, 7.41% at December 31, 2001 and 7.93% at September 30, 2001. This category of debt consists of primarily nonrecourse debt collateralized by leased equipment under operating, direct financing and sales type leases.

(h) Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 1.95% at September 30, 2002, 2.19% at December 31, 2001 and 3.44% at September 30, 2001. These advances, which had a combination of fixed and floating interest rates, were secured by $1.8 billion, $1.1 billion, and $1.0 billion of real estate loans and securities at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(i) Other long-term debt, consisting of industrial revenue bonds, capital lease obligations, and various secured and unsecured obligations of corporate subsidiaries, had weighted average interest rates of 6.53%, 6.72%, and 6.95% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(j) At September 30, 2002, unused capacity under KeyCorp's registration with the Securities and Exchange Commission included $1.2 billion under a shelf registration and $575 million allocated for the issuance of medium-term notes.


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

The capital securities, common stock and related debentures are summarized as follows:

                                                                            PRINCIPAL       INTEREST RATE           MATURITY
                                            CAPITAL                         AMOUNT OF          OF CAPITAL         OF CAPITAL
                                        SECURITIES,         COMMON         DEBENTURES,     SECURITIES AND     SECURITIES AND
dollars in millions                 NET OF DISCOUNT(a)  SECURITIES    NET OF DISCOUNT (b)      DEBENTURES (c)     DEBENTURES
--------------------------------------------------------------------------------------------------------------------------
September 30, 2002
     KeyCorp Institutional Capital A          $ 406            $11              $ 361             7.826 %            2026
     KeyCorp Institutional Capital B            174              4                154             8.250              2026
     KeyCorp Capital I                          230              8                237             2.600              2028
     KeyCorp Capital II                         196              8                176             6.875              2029
     KeyCorp Capital III                        276              8                231             7.750              2029
--------------------------------------------------------------------------------------------------------------------------
         Total                               $1,282            $39             $1,159             6.784 %              --
                                             ======            ===             =======

--------------------------------------------------------------------------------------------------------------------------
December 31, 2001                            $1,288            $39             $1,282             6.824 %              --
                                             ======            ===             =======

--------------------------------------------------------------------------------------------------------------------------
September 30, 2001                           $1,329            $39             $1,282             7.066 %              --
                                             ======            ===             =======

--------------------------------------------------------------------------------------------------------------------------

(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at September 30, 2002, December 31, 2001 and September 30, 2001, are basis adjustments of $162 million, $45 million and $86 million, respectively, related to fair value hedges. See Note 14 ("Derivatives and Hedging Activities"), which begins on page 28, for an explanation of fair value hedges.

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

(c) The interest rates for Capital A, Capital B, Capital II and Capital III are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at September 30, 2002, December 31, 2001 and September 30, 2001, are weighted average rates.


                            11. RESTRUCTURING CHARGES

In November 1999, KeyCorp instituted a competitiveness initiative to improve Key's operating efficiency and profitability.

In the first phase of the initiative, Key outsourced certain technology and corporate support functions, consolidated sites in a number of Key's businesses and reduced the number of management layers. This phase was completed in 2000. As of the March 31, 2002, target date, Key had substantially completed the implementation of all projects related to the second and final phase, which started during the second half of 2000. This phase focused on:

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

Changes in the components of the restructuring charge liability associated with the above actions are as follows:

                        DECEMBER 31,           RESTRUCTURING              CASH       SEPTEMBER 30,
in millions                     2001        CHARGES (CREDITS)         PAYMENTS                2002
---------------------------------------------------------------------------------------------------
Severance                        $27                     $(8)              $10                  $9
Site consolidations               33                       3                 7                  29
Equipment and other                1                      (1)               --                  --
---------------------------------------------------------------------------------------------------
    Total                        $61                     $(6)              $17                 $38
                                ====                     ====             ====                 ===
---------------------------------------------------------------------------------------------------

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

Management believes that KeyBank has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through KeyBank during the four-year period ending January 1, 2001. With respect to each individual lease, however, it is not until the lease expires and the vehicle is sold that KeyBank can determine the existence and amount of any actual loss on the lease (i.e., the difference between the residual value provided for in the lease agreement and the vehicle's actual market value at lease expiration). KeyBank's actual total losses for which it will file claims will depend to a large measure upon the viability of, and pricing within, the market for used cars throughout the lease run-off period, which extends through 2006. The market for used cars varies.

Accordingly, the total expected loss on the portfolio for which KeyBank will file claims cannot be determined with certainty at this time. Claims filed by KeyBank through September 30, 2002, total approximately $230 million, and management currently estimates that approximately $115 million of additional claims may be filed through year-end 2006. As discussed above, a number of factors could affect KeyBank's actual loss experience, which may be higher or lower than management's current estimates.

Key is filing insurance claims for the entire amount of its losses and is recording as a receivable on its balance sheet a portion of the amount of the insurance claims as and when they are filed. Management believes that the amount being recorded as a receivable due from the insurance carriers is appropriate to reflect the collectibility risk associated with the insurance litigation; however, litigation is inherently not without risk, and any actual recovery from the litigation may be more or less than the receivable. While management does not expect an adverse decision, if a court were to make an adverse final determination, such result would cause Key to record a material one-time expense during the period when such determination is made. An adverse determination would not have a material effect on Key's financial condition, but could have a material adverse effect on Key's results of operations in the quarter in question.

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

In 1999, certain purchasers of the NSM securities commenced litigation against McDonald and several other parties, claiming that McDonald, the other initial purchasers and certain other of NSM's third party service providers violated certain state and Federal securities and other laws. Nine separate lawsuits were brought against McDonald and others by purchasers of the NSM securities, who alleged to have purchased approximately $260 million of NSM securities. While the relief claimed in the lawsuits varied, generally the plaintiffs sought rescission of the sale of the securities, compensatory damages, punitive damages, pre- and post- judgment interest, legal fees and expenses.

McDonald filed responses to each complaint denying liability and has since entered into settlement agreements with the plaintiffs in all nine lawsuits, pursuant to which those plaintiffs' claims against McDonald were dismissed. The terms of the settlement agreements, including the consideration paid by McDonald, are confidential.

Key sought coverage from its insurance carriers for certain liabilities and expenses related to the settled claims (above certain self-insurance layers that were exhausted and expensed). Coverage was subsequently denied by the insurance carriers. Key and its insurance carriers filed declaratory judgment actions against each other seeking to resolve this matter. In August 2002, Key and its insurance carriers settled their dispute. With the settlement of the insurance dispute, all pending NSM related litigation is concluded. Key's results of operations for the three-month period ended September 30, 2002, were not affected by the settlement of the NSM related litigation.

In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Except as discussed above, based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Key's financial condition or annual results of operations.

           13. OTHER FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Key, mainly through its lead bank, KeyBank National Association ("KBNA"), is party to various financial instruments with off-balance sheet risk. These instruments include those related to loan securitizations, as well as derivatives and hedging activities. The other major types of financial instruments with off-balance sheet risk are primarily loan commitments and standby letters of credit. These financial instruments generally help Key meet clients' financing needs. However, they also involve credit risk not reflected on Key's balance sheet. Key mitigates its exposure to credit risk with internal controls that guide the way applications for credit are reviewed and approved, credit limits are established and, when necessary, demands for collateral are made. In particular, Key evaluates the credit-worthiness of each prospective borrower on a case-by-case basis.
Key does not have any significant concentrations of credit risk related to the financial instruments discussed in this note.

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

ASSET-BACKED COMMERCIAL PAPER CONDUIT. Key serves as a referral agent to an unconsolidated asset-backed commercial paper conduit ("conduit"), which is owned by a third party and administered by an unaffiliated financial institution. In connection with this arrangement, Key receives fees for the referral of high-grade loans and structured assets, and for making commitments to provide liquidity and credit enhancement. Key provides liquidity and credit enhancement to the conduit in the form of committed facilities of $1.6 billion. The commitment to provide credit enhancement specifies that in the event of default, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors. In addition to loans referred directly to the conduit, during 2001, Key sold $434 million of Federally guaranteed education loans to a qualified special purpose entity, which issued beneficial interests that were acquired by the conduit. The Federally guaranteed education loans were sold at a premium, consistent with the terms under which similar loans have been sold to the Student Loan Marketing Association and other secondary markets. The net gain recognized by Key in connection with the sale was not significant.

At September 30, 2002, Key's funding requirements under the committed liquidity and credit enhancement facilities totaled $663 million and $58 million, respectively. However, there were no drawdowns under either of the commitment facilities at September 30, 2002. Key's commitments to provide increased liquidity and credit enhancement to the conduit are periodically evaluated by management.

The balance of assets outstanding in the conduit was $452 million at September 30, 2002. Of this amount, $85 million represents the balance of the beneficial interests in the Federally guaranteed education loans acquired by the conduit in 2001. The remaining amount represents loans and securities financed by the conduit. All of the assets in the conduit were performing in accordance with their contractual terms at September 30, 2002.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION. KBNA participates as a lender in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a condition to FNMA's delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss on each mortgage loan sold. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to be appropriate in light of the recourse risk. As of September 30, 2002, the principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.1 billion.

RETURN GUARANTY AGREEMENT WITH LOW-INCOME HOUSING TAX CREDIT ("LIHTC") INVESTORS. Key Affordable Housing Corporation ("KAHC"), a subsidiary of KBNA, offers limited partnership interests to qualified investors. Unconsolidated partnerships formed by KAHC invest in low-income residential rental properties that qualify for Federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return. The guaranteed return is incumbent on the financial performance of the property and the property's ability to maintain its LIHTC status throughout the fifteen-year compliance period. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties. At September 30, 2002, Key guaranteed equity of $655 million plus various specified returns on that equity. KAHC has established a reserve of an amount that management believes will be sufficient to cover estimated future losses under the guarantees.

OTHER OFF-BALANCE SHEET RISK. KBNA and KeyBank are members of MasterCard International Inc. ("MasterCard") and Visa U.S.A. Inc. ("Visa").
MasterCard's charter documents and bylaws state that MasterCard has the ability to assess members for certain liabilities, including litigation liabilities. Visa's charter documents state that Visa has the ability to fix fees payable by members in connection with the operations of Visa. Descriptions of pending lawsuits and MasterCard's and Visa's positions regarding the potential impact of those lawsuits on members are set forth on MasterCard's and Visa's respective websites and in MasterCard's public filings with the Securities and Exchange Commission. Key is not a party to any significant litigation by third parties against MasterCard or Visa.

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

                                                 SEPTEMBER 30,          DECEMBER 31,      SEPTEMBER 30,
in millions                                               2002                  2001               2001
--------------------------------------------------------------------------------------------------------
Loan commitments:
     Home equity                                       $ 5,443               $ 4,965            $ 4,880
     Commercial real estate and construction             2,051                 2,487              2,318
     Commercial and other                               23,314                24,936             23,479
--------------------------------------------------------------------------------------------------------
        Total loan commitments                          30,808                32,388             30,677

Other commitments:
     Standby letters of credit                           3,670                 3,503              3,465
     Commercial letters of credit                           91                   106                118
--------------------------------------------------------------------------------------------------------
        Total loan and other commitments               $34,569               $35,997            $34,260
                                                      ========              ========           ========
--------------------------------------------------------------------------------------------------------

                     14. DERIVATIVES AND HEDGING ACTIVITIES

Key, mainly through its lead bank, KBNA, is party to various derivative instruments. These instruments are used for asset and liability management and trading purposes. Generally, these instruments help Key meet clients' financing needs and manage exposure to "market risk"--the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these derivatives contain an element of "credit risk"--the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

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

At September 30, 2002, Key had $721 million of derivative assets and $193 million of derivative liabilities on its balance sheet that were being used in connection with hedging activities. As of the same date, the fair value of derivative assets and liabilities classified as trading derivatives totaled $1.7 billion and $1.5 billion, respectively. Derivative assets and liabilities are recorded in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet.

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

During the first nine months of 2002, Key recognized a net gain of approximately $2 million related to the ineffective portion of its fair value hedging instruments. The ineffective portion recognized is included in "other income" on the income statement.

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

During the first nine months of 2002, the net gain recognized by Key in connection with the ineffective portion of its cash flow hedging instruments was not significant. There was no impact on earnings during the first nine months of 2002 related to the exclusion of portions of hedging instruments from the assessment of hedge effectiveness.

The change in "accumulated other comprehensive income (loss)" resulting from cash flow hedges is as follows:

                                                                                RECLASSIFICATION
                                            DECEMBER 31,               2002          OF  LOSSES      SEPTEMBER 30,
in millions                                       2001     HEDGING ACTIVITY       TO NET INCOME               2002
-------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges           $(2)                $(36)                $26               $(12)
-------------------------------------------------------------------------------------------------------------------

Key expects to reclassify approximately $36 million of net gains on derivative instruments from "accumulated other comprehensive income (loss)" to earnings during the next twelve months. Reclassifications will coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans.

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

The following table shows net trading income recognized on interest rate swap and foreign exchange forward contracts.

                                            NINE MONTHS ENDED SEPTEMBER 30,
in millions                                  2002                     2001
---------------------------------------------------------------------------
Interest rate swap contracts                  $ 8                      $14
Foreign exchange forward contracts             26                       31

---------------------------------------------------------------------------

COUNTERPARTY CREDIT RISK

Swaps and caps present credit risk because the counterparty may not meet the terms of the contract. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

Key uses two additional precautions to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the related contracts with the same counterparty in the event of default. Second, Credit Administration monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key's total credit exposure and whether any collateral may be required.

At September 30, 2002, Key was party to interest rate swaps and caps with 46 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate credit exposure of $502 million to 26 of these counterparties, with the largest credit exposure to an individual counterparty amounting to approximately $207 million.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 2002 and 2001, and the related condensed consolidated statements of income for the three- and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of Key's management.

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


                                                        /s/ Ernst & Young LLP

Cleveland, Ohio
October 14, 2002

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2002 and 2001. Some tables may cover more periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. When you read this discussion, you should also look at the consolidated financial statements and related notes that appear on pages 3 through 30.

ACCOUNTING POLICIES AND ESTIMATES

Key's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report Key's overall financial performance. All accounting policies are important, and all policies contained in Note 1 ("Summary of Significant Accounting Policies"), which begins on page 58 of Key's 2001 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key's financial performance is recorded and reported.

In management's opinion, some areas of accounting are likely to have a more significant effect than others on Key's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For Key, the areas that rely most heavily on the use of assumptions and estimates include accounting for the allowance for loan losses, loan securitizations, contingent obligations arising from litigation and tax exposures, and pension and other postretirement obligations. Our accounting policies related to the first two of these four areas are disclosed in Note 1 of Key's 2001 Annual Report.

ALLOWANCE FOR LOAN LOSSES. Historical loss rates, expected cash flows, estimated collateral values and other factors are considered in determining the probable losses inherent in Key's loan portfolio and in establishing an allowance for loan losses that is sufficient to absorb such losses. Management's judgment in determining these factors benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if the underlying assumptions prove to be inaccurate, Key's allowance for loan losses would have to be adjusted accordingly.

LOAN SECURITIZATIONS. Key securitizes certain types of loans and accounts for such transactions as sales when the criteria set forth in SFAS No. 140 are met. If future events were to occur that would preclude accounting for such transactions as sales, the loans would have to be placed back on Key's balance sheet. This could have a potentially adverse effect on Key's capital ratios and other unfavorable financial implications. In addition, determining the gain or loss resulting from securitization transactions and the subsequent carrying amount of retained interests is dependent on underlying assumptions made by management, the most significant of which are described in Note 7 ("Retained Interests in Loan Securitizations") on page 68 of Key's 2001 Annual Report to Shareholders. The use of alternative ranges of possible outcomes for these assumptions would change the amount of the initial gain or loss recognized. It could also result in subsequent changes in the carrying amount of retained interests, with related effects on results of operations.

CONTINGENT OBLIGATIONS. A detailed description of contingent obligations arising from litigation and their potential effects on Key's results of operations is contained in Note 12 ("Legal Proceedings"), which begins on page 24 of this report.

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

VALUATION METHODOLOGIES. Valuation methodologies employed by management often involve a significant degree of judgment in matters other than those described above, particularly when observable liquid markets do not exist for the items being valued. The outcome of valuations performed by management have a direct bearing on the carrying amounts of certain assets and liabilities, such as principal investments, goodwill, and pension and other postretirement benefit obligations. These valuations require the use of assumptions and estimates related to discount rates, asset returns, repayment rates and other factors that are used to determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired. The use of different discount rates or other valuation assumptions could produce significantly different results, which could have material positive or negative effects on Key's results of operations. The valuation methodology used by management for principal investments is summarized in Note 1 of Key's 2001 Annual Report. The valuation methodology used in the testing for goodwill impairment is summarized in Note 1 ("Basis of Presentation") under the heading "Goodwill and other intangible assets," on page 8 of this report. The primary assumptions used in determining Key's pension and other postretirement benefit obligations and related expenses are presented in Note 15 ("Employee Benefits") on pages 74 and 75 of Key's 2001 Annual Report.

REVENUE RECOGNITION. In recent months, corporate improprieties related to revenue recognition have received a great deal of attention in the media. Although the risk of intentional or unintentional misstatements exists in all companies, the likelihood of such misstatements occurring in the financial services industry is mitigated by the fact that most of the revenue (i.e., interest accruals) recorded is driven by nondiscretionary formulas.

INTERNAL CONTROL. Key's management has established and maintains a comprehensive system of internal control that is intended to protect Key's assets and the integrity of its financial statements. While no such system is foolproof, ours is designed to provide assurance that the financial information we publish is accurate, complete, timely and presents our performance fairly.

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

- For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company's TOTAL RISK-BASED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital," which begins on page 67.

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

HIGHLIGHTS OF KEY'S PERFORMANCE

FINANCIAL PERFORMANCE

Key's financial performance for the three- and nine-month periods ended September 30, 2002 and 2001, was affected by a series of strategic initiatives announced during the second quarter of 2001. These initiatives are designed to sharpen our business focus and strengthen our financial performance by emphasizing the importance of core relationship businesses and a more conservative credit culture. They include:

- Accelerating Key's revenue growth by delivering our products and services to customers through a seamless, integrated sales process called 1Key.

-        Achieving 100% of the savings from our competitiveness initiative.

- Re-emphasizing our commitment to our relationship-based activities, while de-emphasizing high-risk, low-return businesses.

Specific actions related to these initiatives include exiting the automobile leasing business, de-emphasizing indirect prime automobile lending, discontinuing credit-only relationships in the leveraged financing and nationally syndicated lending businesses, and increasing the allowance for loan losses.

The primary measures of Key's financial performance for the third quarter and first nine months of 2002 and 2001 are summarized below.

- Net income for the third quarter of 2002 was $245 million, or $.57 per common share, compared with net income of $246 million, or $.57 per share, for the previous quarter and net income of $249 million, or $.58 per share, for the third quarter of 2001. For the first nine months of 2002, Key's net income was $731 million, or $1.69 per common share, up from net income of $306 million, or $.71 per share for the comparable period last year.

- Key's return on average equity was 14.74% for the third quarter of 2002. This result compares with a return of 15.16% for the prior quarter and a return of 15.20% for the year-ago quarter. For the first nine months of 2002, Key's return on average equity was 15.13%, compared with a return of 6.21% for the first nine months of 2001.

- Key's third quarter 2002 return on average total assets was 1.19%. This result compares with a return of 1.21% for the previous quarter and a return of 1.16% for the third quarter of 2001. For the first nine months of 2002, Key's return on average total assets was 1.20%, up from a return of .48% for the comparable period in 2001.

The slight decrease in Key's earnings relative to the third quarter of 2001 reflects the ongoing effects of a challenging economic environment. Key's taxable-equivalent net interest income decreased by $8 million from the third quarter of 2001. A 5% reduction in average earning assets stemming from the impact of some strategic downsizing of the loan portfolio, loan sales and weak loan demand more than offset the positive effect of a 14 basis point improvement in the net interest margin. At the same time, noninterest income declined by $22 million, primarily due to unfavorable trends in our market-sensitive businesses and higher losses incurred on lease residual values. Also contributing to the reduction in earnings was a $19 million rise in the provision for loan losses, reflecting higher levels of net charge-offs. These unfavorable results were offset in part by a $24 million decrease in noninterest expense, including a $20 million reduction associated with the adoption of new accounting guidance for goodwill. Our favorable performance in terms of expense control is attributable largely to the success of our competitiveness initiative discussed on page 37 and our ongoing efforts to drive for greater efficiency and to strengthen Key's expense culture. Considering recent trends, we believe that Key's fourth quarter results, including earnings per common share, are likely to be similar to those of the third quarter.

Key's financial results for the first nine months of 2001 were adversely affected by several significant second quarter charges recorded as a result of the specific strategic actions discussed previously. In view of our intention to significantly downsize the automobile finance business we recorded a $150 million write-down of goodwill associated with Key's 1995 acquisition of AutoFinance Group, Inc. We also recorded an additional provision for loan losses of $300 million ($189 million after tax) to facilitate the exiting of credits in the leveraged financing and nationally syndicated lending businesses. In addition, we recorded a $40 million ($25 million after tax) charge to establish a reserve for losses incurred on the residual values of leased vehicles. These charges are reviewed in greater detail throughout the remainder of this discussion.

In addition, results for the second quarter and first nine months of 2001 were adversely affected by a $39 million ($24 million after tax) charge resulting from a prescribed change in the accounting for retained interests in securitized assets and a $20 million ($13 million after tax) increase in litigation reserves.

The primary reasons that Key's specific revenue and expense components changed from those of the three- and nine-month periods ended September 30, 2001, are reviewed in detail in the remainder of this discussion.

Figure 1 on page 38 summarizes Key's financial performance for each of the past five quarters and the first nine months of 2002 and 2001.

CORPORATE STRATEGY

Our objective is to achieve revenue and earnings per share growth that is consistently above the median for stocks that make up the Standard & Poors 500 Banks Index. In order to achieve this, our current strategy is comprised of the following four primary elements:

- STAY FOCUSED ON OUR CORE BUSINESSES. To further this objective, we intend to focus on businesses where we can build relationships with our clients. We will primarily focus on a business mix that comprises our "footprint" businesses that serve individuals, small businesses and middle market companies. Additionally, we intend to focus on national businesses such as commercial real estate lending, asset management, home equity lending and equipment leasing.

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

As of the March 31, 2002, target date, we had substantially completed the implementation of all projects related to the second and final phase of the initiative, referred to as PEG (Perform, Excel, Grow). In this phase, our goal was to reduce costs by an incremental net annual rate of $200 million by:

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

Management had anticipated that the actions taken in the competitiveness initiative would reduce Key's workforce by approximately 4,000 positions (comprising both staffed and vacant positions) by the end of the first quarter of 2002. At March 31, 2002, Key had substantially completed the implementation of all projects related to the initiative and nearly 4,100 positions had been eliminated.

Since the inception of the competitiveness initiative, we have recorded related net charges of $273 million. Note 11 ("Restructuring Charges") on page 23, provides more information about Key's restructuring charges.

                        FIGURE 1. SELECTED FINANCIAL DATA


                                                                                                  2002
                                                                             -------------------------------------------
dollars in millions, except per share amounts                                        THIRD        SECOND          FIRST
--------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                                     $1,095        $1,102         $1,092
Interest expense                                                                       395           419            438
Net interest income                                                                    700           683            654
Provision for loan losses                                                              135           135            136
Noninterest income                                                                     432           448            443
Noninterest expense                                                                    659           665            661
Income (loss) before income taxes and cumulative effect
      of accounting changes                                                            338           331            300
Income (loss) before cumulative effect of accounting changes                           245           246            240
Net income (loss)                                                                      245           246            240
--------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes                         $ .57         $ .58          $ .56
Income (loss) before cumulative effect of accounting changes
      --- assuming dilution                                                            .57           .57            .56
Net income (loss)                                                                      .57           .58            .56
Net income (loss)--  assuming dilution                                                 .57           .57            .56
Cash dividends paid                                                                    .30           .30            .30
Book value at period end                                                             15.66         15.46          15.05
Market price:
      High                                                                           27.35         29.40          27.26
      Low                                                                            20.96         25.95          22.92
      Close                                                                          24.97         27.30          26.65
Weighted average common shares (000)                                               426,274       426,092        424,855
Weighted average common shares and
     potential common shares (000)                                                 431,326       431,935        430,019
--------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                                              $62,951       $63,881        $63,956
Earning assets                                                                      72,548        72,820         72,382
Total assets                                                                        83,518        82,778         81,359
Deposits                                                                            44,610        44,805         43,233
Long-term debt                                                                      16,276        16,895         15,256
Shareholders' equity                                                                 6,654         6,592          6,402

Full-time equivalent employees                                                      20,522        20,929         21,076
KeyCenters                                                                             903           905            911
--------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                                        1.19 %        1.21 %         1.20 %
Return on average equity                                                             14.74         15.16          15.53
Net interest margin (taxable equivalent)                                              3.99          3.98           3.93
--------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                                      7.97 %        7.96 %         7.87 %
Tangible equity to tangible assets                                                    6.71          6.69           6.57
Tier 1 risk-based capital                                                             8.34          8.23           7.92
Total risk-based capital                                                             12.69         12.29          12.02
Leverage                                                                              8.15          8.14           8.13
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        NINE MONTHS
                                                                               2001                  ENDED SEPTEMBER 30,
                                                                ---------------------------    ------------------------------
dollars in millions, except per share amounts                           FOURTH       THIRD           2002      2001
----------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                                         $1,210      $1,380         $3,289      $4,417
Interest expense                                                           510         656          1,252       2,292
Net interest income                                                        700         724          2,037       2,125
Provision for loan losses                                                  723         116            406         627
Noninterest income                                                         418         454          1,323       1,307
Noninterest expense                                                        702         683          1,985       2,239
Income (loss) before income taxes and cumulative effect
      of accounting changes                                               (307)        379            969         566
Income (loss) before cumulative effect of accounting changes              (174)        249            731         331
Net income (loss)                                                         (174)        249            731         306
----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (loss) before cumulative effect of accounting changes            $ (.41)      $ .59         $ 1.72       $ .78
Income (loss) before cumulative effect of accounting changes
      --- assuming dilution                                               (.41)        .58           1.69         .77
Net income (loss)                                                         (.41)        .59           1.72         .72
Net income (loss)--  assuming dilution                                    (.41)        .58           1.69         .71
Cash dividends paid                                                       .295        .295            .90        .885
Book value at period end                                                 14.52       15.53          15.66       15.53
Market price:
      High                                                               24.52       28.15          29.40       29.25
      Low                                                                20.49       22.20          20.96       22.10
      Close                                                              24.34       24.14          24.97       24.14
Weighted average common shares (000)                                   423,596     424,802        425,746     424,503
Weighted average common shares and
     potential common shares (000)                                     428,280     430,346        431,098     430,009
----------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                                                  $63,309     $64,506        $62,951     $64,506
Earning assets                                                          71,672      73,943         72,548      73,943
Total assets                                                            80,938      84,419         83,518      84,419
Deposits                                                                44,795      45,372         44,610      45,372
Long-term debt                                                          14,554      15,114         16,276      15,114
Shareholders' equity                                                     6,155       6,575          6,654       6,575

Full-time equivalent employees                                          21,230      21,297         20,522      21,297
KeyCenters                                                                 911         911            903         911
----------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                                            (.84)%      1.16 %         1.20 %       .48 %
Return on average equity                                                (10.57)      15.20          15.13        6.21
Net interest margin (taxable equivalent)                                  3.98        3.85           3.97        3.75
----------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                                          7.60 %      7.79 %         7.97 %      7.79 %
Tangible equity to tangible assets                                        6.29        6.51           6.71        6.51
Tier 1 risk-based capital                                                 7.43        7.81           8.34        7.81
Total risk-based capital                                                 11.41       11.77          12.69       11.77
Leverage                                                                  7.65        7.90           8.15        7.90
----------------------------------------------------------------------------------------------------------------------

LINE OF BUSINESS RESULTS

This section summarizes the financial performance and related strategic developments of each of Key's three major business groups: Key Consumer Banking, Key Corporate Finance and Key Capital Partners. To better understand this discussion, see Note 4 ("Line of Business Results"), which begins on page 11.
Note 4 includes a brief description of the products and services offered by each of the three major business groups, as well as more detailed financial information pertaining to the groups and their related lines of business. Also included are brief descriptions of Other Segments and Reconciling Items.

Figure 2 summarizes the contribution made by each major business group to Key's taxable-equivalent revenue and net income for the three- and nine-month periods ended September 30, 2002 and 2001. The specific lines of business that comprise each of the groups are shown in the tables that accompany the discussions that follow.

   FIGURE 2. MAJOR BUSINESS GROUPS - TAXABLE-EQUIVALENT REVENUE AND NET INCOME


                                         THREE MONTHS ENDED SEPTEMBER 30,                  CHANGE
                                     ----------------------------------------  ----------------------------
dollars in millions                           2002              2001               AMOUNT          PERCENT
-----------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Key Consumer Banking                        $  583            $  602              $(19)            (3.2)%
Key Corporate Finance                          335               327                 8              2.4
Key Capital Partners                           265               286               (21)            (7.3)
Other Segments                                 (12)               (3)               (9)          (300.0)
                                            ------            ------            ------           ------
     Total segments                          1,171             1,212               (41)            (3.4)
Reconciling items                              (17)              (28)               11             39.3
                                            ------            ------            ------           ------
     Total                                  $1,154            $1,184              $(30)            (2.5)
                                            ======            ======            ======


Net income (loss)(a)
----------------------------
Key Consumer Banking                        $  122            $  125              $ (3)            (2.4)%
Key Corporate Finance                          106                98                 8              8.2
Key Capital Partners                            38                34                 4             11.8
Other Segments                                  (2)                5                (7)             N/M
                                            ------            ------            ------           ------
     Total segments                            264               262                 2               .8
Reconciling items                              (19)              (13)               (6)           (46.2)
                                            ------            ------            ------           ------
     Total                                  $  245            $  249              $ (4)            (1.6)
                                            ======            ======            ======
-----------------------------------------------------------------------------------------------------------




                                     NINE MONTHS ENDED SEPTEMBER 30,                 CHANGE
                                  --------------------------------------  ---------------------------
dollars in millions                      2002                2001            AMOUNT         PERCENT
-----------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Key Consumer Banking                    $1,723              $1,728         $   (5)             (.3)%
Key Corporate Finance                    1,004                 981             23              2.3
Key Capital Partners                       831                 873            (42)            (4.8)
Other Segments                             (51)                 (7)           (44)          (628.6)
                                        ------              ------         ------           ------
     Total segments                      3,507               3,575            (68)            (1.9)
Reconciling items                          (39)               (124)(c)         85             68.5
                                        ------              ------         ------           ------
     Total                              $3,468              $3,451         $   17               .5
                                        ======              ======         ======


Net income (loss)(a)
----------------------------
Key Consumer Banking                    $  340                $306(b)        $ 34             11.1%
Key Corporate Finance                      316                 287             29             10.1
Key Capital Partners                       117                  97             20             20.6
Other Segments                             (15)                 14            (29)             N/M
                                        ------              ------         ------           ------
     Total segments                        758                 704             54              7.7
Reconciling items                          (27)               (398)(c)        371             93.2
                                        ------              ------         ------           ------
     Total                              $  731                $306           $425            138.9
                                        ======              ======         ======
-----------------------------------------------------------------------------------------------------




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

(b) Results for the nine-month period ended September 30, 2001, include a second quarter one-time cumulative charge of $39 million ($24 million after tax) resulting from a prescribed change, applicable to all companies, in the accounting for retained interests in securitized assets (See note (c) below).

(c) Reconciling items in the first nine months of 2001 include an additional provision for loan losses of $300 million ($189 million after tax) recorded in connection with Key's decision to discontinue certain credit-only commercial relationships, a goodwill write-down of $150 million associated with Key's decision to downsize its automobile finance business, a $40 million ($25 million after tax) loss recorded in connection with declines in leased vehicle residual values, a $20 million ($13 million after tax) increase in litigation reserves and other nonrecurring charges of $2 million ($1 million after tax). All of these charges were recorded during the second quarter. Also included are charges related to unallocated nonearning assets of corporate support functions and the effect of the accounting change described in note (b) above.

N/M = Not Meaningful

                    FIGURE 3. KEY CONSUMER BANKING GROUP DATA



                                           THREE MONTHS ENDED SEPTEMBER 30,                   CHANGE
                                       ----------------------------------------     -------------------------
dollars in millions                             2002                2001               AMOUNT        PERCENT
-------------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Retail Banking                                  $333                $347                $(14)         (4.0)%
Small Business                                   102                 102                  --            --
Indirect Lending                                  86                 104                 (18)        (17.3)
National Home Equity                              62                  49                  13          26.5
                                              ------              ------              ------        ------
     Total                                      $583                $602                $(19)         (3.2)
                                              ======              ======              ======

Net income
----------------------------
Retail Banking                                  $ 73                $ 74                $ (1)         (1.4)%
Small Business                                    32                  30                   2           6.7
Indirect Lending                                  11                  18                  (7)        (38.9)
National Home Equity                               6                   3                   3         100.0
                                              ------              ------              ------        ------
     Total                                      $122                $125                $ (3)         (2.4)
                                              ======              ======              ======
-------------------------------------------------------------------------------------------------------------



                                            NINE MONTHS ENDED SEPTEMBER 30,              CHANGE
                                          -----------------------------------   -----------------------
dollars in millions                           2002             2001               AMOUNT        PERCENT
-------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Retail Banking                              $  973           $  996              $  (23)         (2.3)%
Small Business                                 296              290                   6           2.1
Indirect Lending                               273              308                 (35)        (11.4)
National Home Equity                           181              134                  47          35.1
                                            ------           ------              ------         -----
     Total                                  $1,723           $1,728              $   (5)          (.3)
                                            ======           ======              ======

Net income
----------------------------
Retail Banking                              $  200           $  192              $    8           4.2%
Small Business                                  89               80                   9          11.3
Indirect Lending                                37               31                   6          19.4
National Home Equity                            14                3                  11         366.7
                                            ------           ------              ------         -----
     Total                                  $  340           $  306(a)           $   34          11.1
                                            ======           ======              ======
-------------------------------------------------------------------------------------------------------


(a) Results for the nine-month period ended September 30, 2001, include a second quarter one-time cumulative charge of $39 million ($24 million after tax) resulting from a prescribed change, applicable to all companies, in the accounting for retained interests in securitized assets.


ADDITIONAL KEY CONSUMER BANKING DATA (3Q02)
Average loans (including home equity loans) $28.1 billion             Average core deposits: $30.6 billion
Average home equity loans: $12.2 billion                              534,385 on-line clients (30% penetration)
National Home Equity average loan-to-value ratio: 76%                 903 KeyCenters and 2,249 ATMs
National Home Equity first lien positions: 84%                        8,259 full-time equivalent employees


Net income for Key Consumer Banking was $122 million for the third quarter of 2002, representing a $3 million decline from the year-ago quarter. Decreases in taxable-equivalent net interest income and noninterest income, along with a higher provision for loan losses, more than offset a reduction in noninterest expense.

Taxable-equivalent net interest income decreased by $15 million, or 3%, from the third quarter of 2001 due to a less favorable interest rate spread on deposits, a decline in average deposits outstanding and an $11 million write-down of the unamortized premium associated with purchased home equity loans. The adverse effect of these factors was partially offset by a more favorable spread on earning assets. Noninterest income decreased by $4 million, or 3%, due primarily to a $9 million increase in losses incurred on the residual values of leased vehicles in the Indirect Lending line of business. Noninterest expense was down $17 million, or 5%, from the third quarter of 2001. This improvement includes an approximate $9 million reduction in goodwill amortization, which resulted from the adoption of a new accounting standard on January 1, as well as lower costs for software amortization and a decline in the level of fraud losses. These reductions were partially offset by higher personnel expense. A $9 million, or 17%, increase in the provision for loan losses reflects the growth in lending in the National Home Equity line of business.

                   FIGURE 4. KEY CORPORATE FINANCE GROUP DATA



                                           THREE MONTHS ENDED SEPTEMBER 30,                  CHANGE
                                         ------------------------------------    ---------------------------

dollars in millions                           2002                2001            AMOUNT            PERCENT
------------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Corporate Banking                             $183                $193            $(10)              (5.2)%
National Commercial Real Estate                 96                  89               7                7.9
National Equipment Finance                      56                  45              11               24.4
                                            ------               -----           -----              -----
     Total                                    $335                $327            $  8                2.4
                                            ======               =====           =====

Net income
----------------------------
Corporate Banking                             $ 56                $ 58            $ (2)              (3.4)%
National Commercial Real Estate                 33                  30               3               10.0
National Equipment Finance                      17                  10               7               70.0
                                            ------               -----           -----              -----
     Total                                    $106                $ 98            $  8                8.2
                                            ======               =====           =====
------------------------------------------------------------------------------------------------------------



                                               NINE MONTHS ENDED SEPTEMBER 30,               CHANGE
                                             -----------------------------------    ------------------------

dollars in millions                                2002              2001                AMOUNT      PERCENT
------------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Corporate Banking                                $  553              $584                $(31)        (5.3)%
National Commercial Real Estate                     271               264                    7          2.7
National Equipment Finance                          180               133                   47         35.3
                                                 ------            ------                ------       -----
     Total                                       $1,004              $981                $  23          2.3
                                                 ======            ======                =====

Net income
----------------------------
Corporate Banking                                $  167              $173                $  (6)         (3.5)%
National Commercial Real Estate                      92                92                   --            --
National Equipment Finance                           57                22                   35         159.1
                                                 ------            ------                ------        -----
     Total                                       $  316              $287                $  29          10.1
                                                 ======            ======                =====
------------------------------------------------------------------------------------------------------------


ADDITIONAL KEY CORPORATE FINANCE DATA (3Q02)
Average loans and leases: $29.1 billion
Average deposits: $3.4 billion
1,742 full-time equivalent employees

Net income for Key Corporate Finance was $106 million for the third quarter of 2002, compared with $98 million for the same period last year. The improvement was attributable to an increase in taxable-equivalent net interest income, as changes in other major components of the income statement were not significant.

Taxable-equivalent net interest income grew by $9 million, or 3%, due primarily to a more favorable interest rate spread on earning assets and an increase in the taxable-equivalent adjustment related to income derived from the equipment leasing portfolio. At the same time, the level of noninterest income was essentially unchanged, reflecting a number of offsetting factors. Increases in non-yield-related loan fees and loan sale gains in the National Commercial Real Estate line of business and in income from trading activities in the Corporate Banking line were offset by declines in gains from the residual values of leased equipment in the National Equipment Finance line and by lower fees generated by Corporate Banking. A $2 million, or 2%, decrease in noninterest expense was driven by an approximate $4 million reduction in goodwill amortization resulting from the January 1 adoption of a new accounting standard.

                    FIGURE 5. KEY CAPITAL PARTNERS GROUP DATA



                                             THREE MONTHS ENDED SEPTEMBER 30,                    CHANGE
                                           ------------------------------------         ----------------------
dollars in millions                             2002                2001                  AMOUNT      PERCENT
--------------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Victory Capital Management                      $ 51                $ 58                   $ (7)        (12.1)%
High Net Worth                                   140                 153                    (13)         (8.5)
Capital Markets                                   74                  75                     (1)         (1.3)
                                              ------              ------                 ------        ------
     Total                                      $265                $286                   $(21)         (7.3)
                                              ======              ======                 ======

Net income
----------------------------
Victory Capital Management                      $ 11                $ 10                  $  1          10.0%
High Net Worth                                    13                  14                    (1)         (7.1)
Capital Markets                                   14                  10                     4          40.0
                                              ------              ------                ------        ------
     Total                                      $ 38                $ 34                  $  4          11.8
                                              ======              ======                ======
----------------------------------------------------------------------------------------------------------------



                                                  NINE MONTHS ENDED SEPTEMBER 30,               CHANGE
                                                -----------------------------------     ----------------------
dollars in millions                                2002               2001               AMOUNT      PERCENT
--------------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
----------------------------
Victory Capital Management                        $161               $174               $(13)         (7.5)%
High Net Worth                                     434                458                (24)         (5.2)
Capital Markets                                    236                241                 (5)         (2.1)
                                                ------             ------             ------        ------
     Total                                        $831               $873               $(42)         (4.8)
                                                ======             ======             ======

Net income
----------------------------
Victory Capital Management                       $ 33               $  30              $   3          10.0%
High Net Worth                                     41                  34                  7          20.6
Capital Markets                                    43                  33                 10          30.3
                                                ------              -----              -----         -----
     Total                                       $117               $  97              $  20          20.6
                                                ======              =====              =====
-------------------------------------------------------------------------------------------------------------




ADDITIONAL KEY CAPITAL PARTNERS DATA (3Q02)
Assets under management:  $62.4 billion                               809 High Net Worth sales personnel
Nonmanaged and brokerage assets:  $67.2 billion                       3,547 full-time equivalent employees
Net asset outflows:  $3.5 billion


Net income for Key Capital Partners was $38 million for the third quarter of 2002, up from $34 million in the third quarter of last year. The improvement is attributable to a substantial decrease in noninterest expense and growth in taxable-equivalent net interest income. These positive results more than offset a decline in noninterest income.

Taxable-equivalent net interest income increased by $7 million, or 13%, from the third quarter of 2001, despite the reduction in average loans outstanding that resulted from the 2001 sale of residential mortgage loans associated with the High Net Worth line of business. A primary reason for this growth is a more favorable interest rate spread on short-term borrowings. Noninterest income decreased by $28 million, or 12%, as market-sensitive businesses were adversely affected by the weak economy. The decrease is attributable mainly to declines in trust and investment services income in both the High Net Worth and Victory Capital Management lines and lower income from trading activities and derivatives in the Capital Markets line. Additionally, gains from loan sales in the High Net Worth line totaled $1 million in the current quarter, compared with $7 million a year ago. Noninterest expense decreased by $23 million, or 10%, from the year-ago quarter, due primarily to an approximate $6 million reduction that resulted from the change in accounting for goodwill, lower variable compensation expense associated with revenue generation and reduced software amortization.

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

Figure 6, which spans pages 44 and 45, shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. Net interest income for the third quarter of 2002 was $722 million, compared with $730 million a year ago. This decrease reflects a lower level of average earning assets, which declined by 5% to $72.1 billion, due primarily to decreases in both commercial loans and consumer loans, other than those in the home equity portfolio. During the same period, the net interest margin rose by 14 basis points to 3.99%. This marks the highest level reached by the margin since 1998 and the third consecutive quarter of improvement. The net interest margin is an indicator of the profitability of the earning asset portfolio and is calculated by dividing net interest income by average earning assets.


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

INTEREST EARNING ASSETS. Average earning assets for the third quarter of 2002 totaled $72.1 billion, which was $3.6 billion, or 5%, lower than the third quarter 2001 level. This decrease came principally from the loan portfolio and was attributable to a number of factors, including Key's decisions in May 2001 to exit or scale back certain types of lending. Another factor was loan sales, including the September 2001 sale of $1.4 billion of residential mortgage loans. Weak loan demand resulting from the general economic slowdown has also contributed to the net decline in loans.

The size and composition of Key's loan portfolio has been affected by several actions taken in the first nine months of 2002 and during 2001:

- During the third quarter of 2001, we sold $1.4 billion of residential mortgage loans, which were generated by our private banking and community development businesses. These loans are originated as a customer and community accommodation and are sold periodically because they have relatively low interest rate spreads that do not meet Key's internal profitability standards.

     FIGURE 6. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES



                                                        THIRD QUARTER 2002                SECOND QUARTER 2002
                                              ---------------------------------  ---------------------------------
                                                 AVERAGE                 YIELD/    AVERAGE                  YIELD/
dollars in millions                              BALANCE      INTEREST    RATE     BALANCE      INTEREST    RATE
-----------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural      $ 17,485     $    225    5.11%    $ 18,213     $    232    5.11%
     Real estate-- commercial mortgage              6,207           93    5.92        6,414           95    5.94
     Real estate-- construction                     5,822           79    5.37        5,870           79    5.40
     Commercial lease financing                     7,215          121    6.72        7,206          126    6.96
-------------------------------------------------------------------------------------------------------------------
        Total commercial loans                     36,729          518    5.60       37,703          532    5.65
     Real estate-- residential                      2,089           37    7.00        2,148           38    7.04
     Home equity                                   13,505          222    6.52       13,072          229    7.03
     Consumer -- direct                             2,172           46    8.32        2,210           46    8.37
     Consumer -- indirect lease financing           1,264           28    8.98        1,514           33    8.84
     Consumer -- indirect other                     5,143          117    9.13        5,131          118    9.19
-------------------------------------------------------------------------------------------------------------------
        Total consumer loans                       24,173          450    7.41       24,075          464    7.73
     Loans held for sale                            2,584           35    5.48        2,150           30    5.58
-------------------------------------------------------------------------------------------------------------------
        Total loans                                63,486        1,003    6.29       63,928        1,026    6.43
Taxable investment securities                         918            6    2.51          934            7    3.20
Tax-exempt investment securities(a)                   166            4    8.76          205            4    8.31
-------------------------------------------------------------------------------------------------------------------
        Total investment securities                 1,084           10    3.47        1,139           11    4.12
Securities available for sale(a),(c)                6,362           98    6.17        5,951           95    6.45
Short-term investments                              1,151            6    2.28        1,561            8    1.97
-------------------------------------------------------------------------------------------------------------------
        Total earning assets                       72,083        1,117    6.17       72,579        1,140    6.30
Allowance for loan losses                          (1,509)                           (1,579)
Accrued income and other assets                    11,361                            10,560
-------------------------------------------------------------------------------------------------------------------
                                                 $ 81,935                          $ 81,560
                                                 ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                    $ 12,733           29     .91     $ 12,535           27     .87
Savings deposits                                    2,002            3     .67        2,014            3     .67
NOW accounts                                          560            1     .95          697            2    1.02
Certificates of deposit ($100,000 or more)(d)       4,886           54    4.45        4,816           56    4.69
Other time deposits                                12,713          115    3.57       13,085          131    4.02
Deposits in foreign office                          2,593           12    1.76        2,638           12    1.76
-------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits            35,487          214    2.40       35,785          231    2.59
Federal funds purchased and securities
     sold under repurchase agreements               5,483           23    1.69        5,541           24    1.71
Bank notes and other short-term borrowings(d)       2,581           18    2.73        2,995           20    2.73
Long-term debt, including capital securities(d)    17,455          140    3.25       17,230          144    3.37
-------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities         61,006          395    2.59       61,551          419    2.73
Noninterest-bearing deposits                        9,177                             8,719
Accrued expense and other liabilities               5,159                             4,783
Common shareholders' equity                         6,593                             6,507
-------------------------------------------------------------------------------------------------------------------
                                                 $ 81,935                          $ 81,560
                                                 ========                          ========

Interest rate spread (TE)                                                 3.58%                             3.57%
-------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                     $    722    3.99%                 $    721    3.98%
                                                              --------    ====                  --------    ====
Capital securities                               $  1,249     $     19             $  1,236     $     20
Taxable-equivalent adjustment(a)                                    22                                38

--------------------------------------------------------------------------------
(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(b) For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)      Yield is calculated on the basis of amortized cost.

(d) Rate calculation excludes basis adjustments related to fair value hedges. See Note 14 ("Derivatives and Hedging Activities"), which begins on page 28, for an explanation of fair value hedges.

TE = Taxable Equivalent

FIGURE 6. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
          (CONTINUED)


                                                        FIRST QUARTER 2002                  FOURTH QUARTER 2001
                                                 -----------------------------    ----------------------------------
                                                  AVERAGE                 YIELD/    AVERAGE                 YIELD/
dollars in millions                               BALANCE      INTEREST   RATE      BALANCE      INTEREST   RATE
--------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural       $ 18,016     $    230    5.18%    $ 18,462     $    271    5.83%
     Real estate-- commercial mortgage               6,598           97    5.97        6,737          106    6.23
     Real estate-- construction                      5,856           79    5.49        5,971           85    5.65
     Commercial lease financing                      7,275          132    7.25        7,109          128    7.18
--------------------------------------------------------------------------------------------------------------------
        Total commercial loans                      37,745          538    5.76       38,279          590    6.12
     Real estate-- residential                       2,241           41    7.21        2,384           44    7.46
     Home equity                                    11,863          212    7.26       11,046          217    7.82
     Consumer -- direct                              2,289           47    8.30        2,361           52    8.66
     Consumer -- indirect lease financing            1,852           41    8.74        2,210           47    8.55
     Consumer -- indirect other                      5,231          120    9.21        5,359          128    9.51
--------------------------------------------------------------------------------------------------------------------
        Total consumer loans                        23,476          461    7.91       23,360          488    8.32
     Loans held for sale                             2,267           32    5.70        2,113           34    6.48
--------------------------------------------------------------------------------------------------------------------
        Total loans                                 63,488        1,031    6.55       63,752        1,112    6.94
Taxable investment securities                          916            6    2.43          904            4    1.86
Tax-exempt investment securities(a)                    219            5    8.52          241            6    8.69
--------------------------------------------------------------------------------------------------------------------
        Total investment securities                  1,135           11    3.61        1,145           10    3.30
Securities available for sale(a),(c)                 5,317           89    6.76        6,120          103    6.78
Short-term investments                               2,041            9    1.76        1,689           11    2.55
--------------------------------------------------------------------------------------------------------------------
        Total earning assets                        71,981        1,140    6.38       72,706        1,236    6.76
Allowance for loan losses                           (1,657)                           (1,159)
Accrued income and other assets                     10,547                            10,920
--------------------------------------------------------------------------------------------------------------------
                                                  $ 80,871                          $ 82,467
                                                  ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                     $ 12,659           30     .95     $ 12,396           37    1.20
Savings deposits                                     1,947            3     .71        1,911            4     .79
NOW accounts                                           715            2    1.03          653            2    1.26
Certificates of deposit ($100,000 or more)(d)        4,516           57    5.10        4,788           61    5.08
Other time deposits                                 13,443          149    4.51       13,659          169    4.91
Deposits in foreign office                           2,136            9    1.69        2,418           14    2.21
--------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits             35,416          250    2.86       35,825          287    3.18
Federal funds purchased and securities
     sold under repurchase agreements                5,584           23    1.70        4,272           24    2.20
Bank notes and other short-term borrowings(d)        4,028           27    2.68        5,563           42    2.99
Long-term debt, including capital securities(d)     16,103          138    3.46       16,167          157    3.88
--------------------------------------------------------------------------------------------------------------------
        Total interest-bearing liabilities          61,131          438    2.90       61,827          510    3.28
Noninterest-bearing deposits                         8,553                             8,750
Accrued expense and other liabilities                4,918                             5,359
Common shareholders' equity                          6,269                             6,531
--------------------------------------------------------------------------------------------------------------------
                                                  $ 80,871                          $ 82,467
                                                  ========                          ========

Interest rate spread (TE)                                                  3.48%                             3.48%
--------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                      $    702    3.93%                 $    726    3.98%
                                                               --------    =====                 --------    =====
Capital securities                                $  1,298     $     21             $  1,333     $     21
Taxable-equivalent adjustment(a)                                     48                                26
--------------------------------------------------------------------------------------------------------------------



                                                     THIRD QUARTER 2001
                                               --------------------------------
                                               AVERAGE                 YIELD/
dollars in millions                            BALANCE      INTEREST   RATE
-------------------------------------------------------------------------------
ASSETS
Loans(a),(b)
     Commercial, financial and agricultural     $19,338     $    324     6.63%
     Real estate-- commercial mortgage            6,813          123     7.20
     Real estate-- construction                   5,859          101     6.87
     Commercial lease financing                   6,995          117     6.68
-------------------------------------------------------------------------------
        Total commercial loans                   39,005          665     6.77
     Real estate-- residential                    3,826           71     7.42
     Home equity                                 10,777          228     8.38
     Consumer -- direct                           2,409           56     9.34
     Consumer -- indirect lease financing         2,557           54     8.30
     Consumer -- indirect other                   5,494          132     9.60
-------------------------------------------------------------------------------
        Total consumer loans                     25,063          541     8.58
     Loans held for sale                          2,130           38     7.17
-------------------------------------------------------------------------------
        Total loans                               66,198       1,244     7.47
Taxable investment securities                        925           8     3.44
Tax-exempt investment securities(a)                  258           5     8.65
-------------------------------------------------------------------------------
        Total investment securities                1,183          13     4.57
Securities available for sale(a),(c)               6,565         114     6.99
Short-term investments                             1,741          15     3.57
-------------------------------------------------------------------------------
        Total earning assets                      75,687       1,386     7.29
Allowance for loan losses                         (1,204)
Accrued income and other assets                   10,396
-------------------------------------------------------------------------------
                                                 $84,879
                                                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market deposit accounts                    $12,522          55     1.72
Savings deposits                                   1,936           5     1.01
NOW accounts                                         611           2     1.41
Certificates of deposit ($100,000 or more)(d)      4,800          67     5.53
Other time deposits                               13,703         184     5.33
Deposits in foreign office                         3,399          30     3.57
-------------------------------------------------------------------------------
        Total interest-bearing deposits           36,971         343     3.68
Federal funds purchased and securities
     sold under repurchase agreements              6,078          52     3.37
Bank notes and other short-term borrowings(d)      6,230          61     3.95
Long-term debt, including capital securities(d)   15,991         200     4.97
-------------------------------------------------------------------------------
        Total interest-bearing liabilities        65,270         656     3.99
Noninterest-bearing deposits                       8,262
Accrued expense and other liabilities              4,848
Common shareholders' equity                        6,499
-------------------------------------------------------------------------------
                                                 $84,879
                                                 =======

Interest rate spread (TE)                                                3.30%
-------------------------------------------------------------------------------
Net interest income (TE) and net
     interest margin (TE)                                    $   730     3.85%
                                                             -------     ====
Capital securities                                $1,305     $    21
Taxable-equivalent adjustment(a)                                   6
-------------------------------------------------------------------------------

- During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships. These portfolios, in the aggregate, have declined by approximately $3.2 billion since the date of the announcement through September 30, 2002.

- We sold commercial mortgage loans of $830 million during the first nine months of 2002 and $1.7 billion during 2001. Since certain of these loans have been sold with limited recourse, Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk") under the section entitled "Recourse agreement with Federal National Mortgage Association," starting on page 26. Our business of originating and servicing commercial mortgage loans has grown, in part as a result of acquiring Conning Asset Management in the second quarter of 2002 and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

- We sold education loans of $970 million ($750 million through securitizations) during the first nine months of 2002 and $1.2 billion ($491 million through securitizations) during 2001.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 54, contains more discussion about changes in earning assets and funding sources.

               FIGURE 7. COMPONENTS OF NET INTEREST INCOME CHANGES


                                               FROM THREE MONTHS ENDED SEPTEMBER 30, 2001  FROM NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               TO THREE MONTHS ENDED SEPTEMBER 30, 2002    TO NINE MONTHS ENDED SEPTEMBER 30, 2002
                                               ------------------------------------------  ----------------------------------------
                                                    AVERAGE       YIELD/        NET          AVERAGE        YIELD/         NET
in millions                                         VOLUME         RATE        CHANGE         VOLUME         RATE        CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                             $   (49)      $  (192)      $  (241)      $  (178)      $  (752)      $  (930)
Taxable investment securities                        --              (2)           (2)         --              (4)           (4)
Tax-exempt investment securities                       (2)            1            (1)           (6)           (1)           (7)
Securities available for sale                          (3)          (13)          (16)          (42)          (25)          (67)
Short-term investments                                 (4)           (5)           (9)           (4)          (27)          (31)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)       (58)         (211)         (269)         (230)         (809)       (1,039)

INTEREST EXPENSE
Money market deposit accounts                           1           (27)          (26)            6          (137)         (131)
Savings deposits                                     --              (2)           (2)         --              (7)           (7)
NOW accounts                                         --              (1)           (1)            1            (3)           (2)
Certificates of deposit ($100,000 or more)              1           (14)          (13)          (29)          (44)          (73)
Other time deposits                                   (13)          (56)          (69)          (52)         (170)         (222)
Deposits in foreign office                             (6)          (12)          (18)          (11)          (50)          (61)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                  (17)         (112)         (129)          (85)         (411)         (496)
Federal funds purchased and securities sold
     under repurchase agreements                       (5)          (24)          (29)            1          (105)         (104)
Bank notes and other short-term borrowings            (29)          (14)          (43)         (110)          (85)         (195)
Long-term debt, including capital securities           17           (77)          (60)           44          (289)         (245)
----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                           (34)         (227)         (261)         (150)         (890)       (1,040)
----------------------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)     $   (24)      $    16       $    (8)      $   (80)      $    81       $     1
                                                  =======       =======       =======       =======       =======       =======
==================================================================================================================================

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

MARKET RISK MANAGEMENT

The values of some financial instruments vary not only with changes in external interest rates, but also with changes in foreign exchange rates, factors influencing valuations in the equity securities markets, and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase; the bond will become a less attractive investment to the holder. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The exposure that instruments tied to such external factors present is called "market risk." Most of Key's market risk is derived from interest rate fluctuations.

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

- A financial instrument presents "OPTION RISK" when one party can take advantage of changes in interest rates without penalty. For example, when interest rates decline, borrowers may choose to prepay fixed-rate loans by refinancing at a lower rate. Such a prepayment gives Key a return on its investment (the principal plus some interest), but unless there is a prepayment penalty, that return may not be as high as the return that would have been generated had payments been received for the duration originally scheduled. Floating-rate loans that are capped against potential interest rate increases and deposits that can be withdrawn on demand also present option risk.

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

Key's guidelines for risk management call for preventive measures to be taken if the simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines. The low level of short-term interest rates at September 30, 2002, necessitated a modification of Key's standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 100 basis points over six months and no change over the following six months. As of September 30, 2002, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .53% if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 100 basis points over the next six months, net interest income would be expected to increase by approximately .22% over the next twelve months.

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

Key's guidelines for risk management call for preventive measures to be taken if an immediate 200 basis point increase or decrease in interest rates is estimated to reduce the economic value of equity by more than 15%. Certain short-term interest rates were limited to reductions of less than 200 basis points since interest rates cannot decrease below zero in the economic value of equity model. Key is operating within these guidelines.

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

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates, and equity prices on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At September 30, 2002, Key's aggregate daily VAR was $1.1 million, compared with $1.3 million at September 30, 2001. Aggregate daily VAR averaged $1.4 million for the first nine months of 2002, compared with an average of $1.3 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the third quarter of 2002 totaled $432 million, down $22 million, or 5%, from the same period last year. For the first nine months of the year, noninterest income was $1.3 billion, representing an increase of $16 million, or 1%, from the first nine months of 2001.

The decrease in noninterest income from the year-ago quarter is due primarily to lower income from trust and investment services (down $9 million), service charges on deposit accounts (down $5 million) and a $17 million increase in losses incurred on lease residual values. These adverse results were offset in part by a $7 million increase in non-yield-related loan fees and a $9 million decrease in net losses from principal investing.

Key's noninterest income for the first nine months of 2001 includes a second quarter charge of $40 million (included in miscellaneous income) to establish a reserve for losses incurred on the residual values of leased vehicles. Excluding this charge, noninterest income for the first nine months of 2002 decreased by $24 million, or 2%, from the same period last year. The decrease is largely attributable to a $35 million decline in net securities gains, a $24 million reduction in trust and investment services income and a $21 million increase in losses incurred on lease residual values. These reductions were substantially offset by a $25 million increase in service charges on deposit accounts and a $32 million decrease in net losses from principal investing.

Figure 8 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the prior year.

                          FIGURE 8. NONINTEREST INCOME


                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30,         CHANGE             SEPTEMBER 30,            CHANGE
                                                    ----------------  -----------------     ----------------    -------------------
dollars in millions                                  2002     2001    AMOUNT    PERCENT      2002      2001     AMOUNT      PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income(a)           $  151    $  160    $   (9)      (5.6)%   $  467    $  491    $  (24)      (4.9)%
Investment banking and capital markets income(a)      34        26         8       30.8        130       105        25       23.8
Service charges on deposit accounts                  102       107        (5)      (4.7)       306       281        25        8.9
Corporate-owned life insurance income                 25        28        (3)     (10.7)        77        82        (5)      (6.1)
Letter of credit and loan fees                        36        27         9       33.3         93        86         7        8.1
Net securities gains                                --           2        (2)    (100.0)         1        36       (35)     (97.2)
Other income:
     Electronic banking fees                          21        20         1        5.0         59        55         4        7.3
     Insurance income                                 14        14      --         --           42        40         2        5.0
     Loan securitization servicing fees                2         4        (2)     (50.0)         7        13        (6)     (46.2)
     Net gains from loan securitizations
       and sales                                      25        27        (2)      (7.4)        34        40        (6)     (15.0)
     Miscellaneous income                             22        39       (17)     (43.6)       107        78        29       37.2
-----------------------------------------------------------------------------------------------------------------------------------
          Total other income                          84       104       (20)     (19.2)       249       226        23       10.2
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                $  432    $  454    $  (22)      (4.8)%   $1,323    $1,307    $   16        1.2 %
                                                  ======    ======    ======                ======    ======    ======
===================================================================================================================================



(a) During the third quarter of 2002, brokerage commissions resulting from principal trades were reclassified from investment banking and capital markets income to trust and investment services income for all periods presented.

TRUST AND INVESTMENT SERVICES INCOME. Trust and investment services provide Key's largest source of noninterest income. Its primary components are as shown in Figure 9. In 2002, the level of revenue derived from these services has been adversely affected by continued declines in the equity and fixed income markets, since a significant portion of this income is based on the value of assets under management.

                 FIGURE 9. TRUST AND INVESTMENT SERVICES INCOME


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,        CHANGE        SEPTEMBER 30,        CHANGE
                                                 -------------    ---------------- -------------     ------------------
dollars in millions                               2002     2001   AMOUNT  PERCENT    2002    2001    AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees         $ 38    $ 44    $ (6)    (13.6)%   $120    $135    $(15)    (11.1)%
Institutional asset management and custody fees      20      21      (1)     (4.8)      60      65      (5)     (7.7)
Bond services                                         9      10      (1)    (10.0)      29      29      --        --
Brokerage commission income                          48      46       2       4.3      149     151      (2)     (1.3)
All other fees                                       36      39      (3)     (7.7)     109     111      (2)     (1.8)
-----------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income     $151    $160    $ (9)     (5.6)%   $467    $491    $(24)     (4.9)%
                                                   ====    ====    ====               ====    ====    ====      ====
=======================================================================================================================

At September 30, 2002, Key's bank, trust and registered investment advisory subsidiaries had assets under management of $62.4 billion, compared with $70.2 billion at September 30, 2001. These assets are managed on behalf of both institutions and individuals through a variety of equity, fixed income and money market accounts. The composition of Key's assets under management is shown in Figure 10. The value of total assets under management decreased by a net 11% over the past twelve months. This decrease reflects the adverse effects of a decline in the market value of assets under management at September 30, 2002, as well as net asset outflows of approximately $3.0 billion during the period. As shown in Figure 10, nearly 60% of the assets Key manages are invested in more stable fixed income or money market funds. The performance of the majority of Key's product types exceeded the performance of their respective benchmarks.

                       FIGURE 10. ASSETS UNDER MANAGEMENT


                                                                                    2002                              2001
                                                               ------------------------------------------   -----------------------
in millions                                                           THIRD         SECOND          FIRST         FOURTH      THIRD
------------------------------------------------------------------------------------------------------------------------------------
 Assets under management by investment type:
      Equity                                                        $25,422        $31,064        $34,497        $34,799    $32,067
      Fixed income                                                   17,588         18,905         18,536         17,326     16,929
      Money market                                                   19,364         20,756         19,413         19,957     21,223
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                       $62,374        $70,725        $72,446        $72,082    $70,219
                                                                    =======        =======        =======        =======    =======
 Proprietary mutual funds included in assets under management:
      Equity                                                         $2,965         $3,709         $4,080         $3,973     $3,676
      Fixed income                                                    1,377          1,262          1,211          1,190      1,178
      Money market                                                   12,129         12,568         13,094         13,801     14,870
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                       $16,471        $17,539        $18,385        $18,964    $19,724
                                                                    =======        =======        =======        =======    =======
====================================================================================================================================


INVESTMENT BANKING AND CAPITAL MARKETS INCOME. As shown in Figure 11, the increase in investment banking and capital markets income was driven by improved results from principal investing. Principal investing income is by nature susceptible to volatility since it is derived from investments in small to medium-sized businesses, some of which are in their early stages of economic development and strategy implementation, and thus more susceptible to changes in general economic conditions. Principal investing assets are carried on the balance sheet at fair value. The original investment, unrealized losses and fair value of direct and indirect investments contained in Key's principal investing portfolio are summarized in Figure 12. Investments in technology-rich companies, which have been particularly hard hit by the effects of the weak economy, accounted for only $39 million, or 6%, of the fair value of Key's portfolio at September 30, 2002. If the current weakness in the economy continues, management anticipates that some decline in the fair value of the principal investing portfolio could occur.

            FIGURE 11. INVESTMENT BANKING AND CAPITAL MARKETS INCOME

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,              CHANGE
                                                          ---------------------------  ------------------------
dollars in millions                                            2002           2001     AMOUNT       PERCENT
-------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                            $3             $3         --            --
Investment banking income                                        23             23         --            --
Net losses from principal investing                              --             (9)       $ 9         100.0 %
Foreign exchange income                                           8              9         (1)        (11.1)
-------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income        $34            $26        $ 8          30.8 %
                                                               ====           ====       ====
===================================================================================================================

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    CHANGE
                                                           ----------------------------   ------------------------
dollars in millions                                          2002              2001           AMOUNT      PERCENT
------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                         $27               $36              $(9)       (25.0)%
Investment banking income                                      78                71                7          9.9
Net losses from principal investing                            (1)              (33)              32         97.0
Foreign exchange income                                        26                31               (5)       (16.1)
------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets income     $130              $105              $25          23.8%
                                                            =====             =====             ====
=====================================================================================================================

                    FIGURE 12. PRINCIPAL INVESTING PORTFOLIO



SEPTEMBER 30, 2002                                  ORIGINAL        UNREALIZED            FAIR
in millions                                       INVESTMENT            LOSSES           VALUE
-----------------------------------------------------------------------------------------------
Direct investments                                      $436               $22            $414
Indirect investments                                     257                41             216
-----------------------------------------------------------------------------------------------
    Total                                               $693               $63            $630
                                                       =====              ====           =====
-----------------------------------------------------------------------------------------------
DECEMBER 31, 2001                                       $699               $79            $620
-----------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001                                      $716               $23            $693

===============================================================================================



SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposit accounts account for one of the two largest increases in Key's year-to-date fee income relative to the prior year. The growth of these fees is attributable primarily to strategies implemented in connection with Key's competitiveness initiative.

SECURITIES TRANSACTIONS. During the first nine months of 2001, Key realized $36 million of net securities gains from the sales of securities held in the available-for-sale portfolio. The securities sold were primarily equity securities issued by financial service companies. Net gains from the sales of securities during the first nine months of 2002 were not significant.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2002 totaled $659 million, down $24 million, or 4%, from the third quarter of 2001. For the first nine months of the year, noninterest expense was $2.0 billion, representing a decrease of $254 million, or 11%, from the same period last year.

The quarterly improvement was attributable largely to lower costs associated with the amortization of intangibles (down $19 million, reflecting the change in accounting for goodwill) and computer processing (down $17 million). These reductions more than offset a $24 million increase in personnel expense.

Noninterest expense for the first nine months of 2001 includes two significant items recorded during the second quarter that hinder the comparison of results between reporting periods. These items are a $150 million write-down of goodwill associated with Key's decision to downsize its automobile finance business and additional litigation reserves of $20 million. Excluding these items, noninterest expense decreased by $84 million, or 4%, from the year-ago quarter. This improvement reflects a decrease in amortization expense related to intangibles (down $64 million, including approximately $60 million related to the change in accounting for goodwill), a reduction in computer processing expense (down $40 million) and lower equipment expense (down $12 million). These positive results were partially offset by a $39 million rise in personnel expense. For more information pertaining to the accounting change for goodwill, see the section entitled "Amortization of intangibles," on page 53.

Figure 13 shows the components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the prior year.

                         FIGURE 13. NONINTEREST EXPENSE


                                        THREE MONTHS ENDED                              NINE MONTHS ENDED
                                           SEPTEMBER 30,              CHANGE              SEPTEMBER 30,            CHANGE
                                    -----------------------   --------------------  ----------------------    -----------------

dollars in millions                    2002        2001       AMOUNT    PERCENT        2002          2001      AMOUNT   PERCENT
--------------------------------------------------------------------------------------------------------------------------------
Personnel                              $358        $334         $ 24        7.2 %    $1,082        $1,043        $ 39       3.7 %
Net occupancy                            57          60           (3)      (5.0)        170           173          (3)     (1.7)
Computer processing                      45          62          (17)     (27.4)        147           187         (40)    (21.4)
Equipment                                33          37           (4)     (10.8)        103           115         (12)    (10.4)
Marketing                                33          31            2        6.5          89            87           2       2.3
Amortization of intangibles               3          22          (19)     (86.4)          8           222        (214)    (96.4)
Professional fees                        21          26           (5)     (19.2)         63            63          --        --
Other expense:
     Postage and delivery                15          16           (1)      (6.3)         44            49          (5)    (10.2)
     Telecommunications                   9          10           (1)     (10.0)         26            33          (7)    (21.2)
     Equity- and gross receipts-
       based taxes                        7           7           --         --          20            22          (2)     (9.1)
     OREO expense, net                    1           2           (1)     (50.0)          4             6          (2)    (33.3)
     Miscellaneous expense               77          76            1        1.3         229           239         (10)     (4.2)
--------------------------------------------------------------------------------------------------------------------------------
        Total other expense             109         111           (2)      (1.8)        323           349         (26)     (7.4)
--------------------------------------------------------------------------------------------------------------------------------
        Total noninterest expense      $659        $683         $(24)      (3.5)%    $1,985        $2,239       $(254)    (11.3)%
                                      =====       =====         ====                =======       =======       =====

Full-time equivalent employees
  at period end                      20,522      21,297         (775)      (3.6)%    20,522        21,297        (775)     (3.6)%
------------------------------------------------------------------------------------------------------------------------------------


PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, rose by $39 million, or 4%, from the first nine months of 2001. The increase is due primarily to a rise in the cost of benefits and the effect of annual merit increases, most of which generally take effect during the second quarter. The level of Key's personnel expense continues to reflect the benefits derived from our successful competitiveness initiative. Through this initiative we have improved efficiency and reduced the level of personnel required to conduct our business. At September 30, 2002, the number of full-time equivalent employees was 20,522, compared with 21,230 at the end of 2001 and 21,297 a year ago. Figure 14 shows the major components of Key's personnel expense.

In September 2002, the Board of Directors approved management's recommendation to change Key's method of accounting for stock options granted to eligible employees and directors. Effective January 1, 2003, Key will adopt the fair value method of accounting as outlined in SFAS No. 123. For more information pertaining to this accounting change and its anticipated effect on Key's results of operations for 2003, see the section entitled "Subsequent Event," included in
Note 1 ("Basis of Presentation") starting on page 7.

                          FIGURE 14. PERSONNEL EXPENSE


                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                       SEPTEMBER 30,           CHANGE            SEPTEMBER 30,            CHANGE
                                 ------------------------ -----------------  ----------------------------------------------------
dollars in millions                   2002        2001    AMOUNT  PERCENT      2002        2001       AMOUNT    PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Salaries                              $219        $212        $7      3.3 %   $ 650       $ 637         $13        2.0 %
Employee benefits                       53          42        11     26.2       171         144          27       18.8
Incentive compensation                  86          80         6      7.5       261         262          (1)       (.4)
---------------------------------------------------------------------------------------------------------------------------------
     Total personnel expense          $358        $334       $24      7.2 %  $1,082      $1,043         $39        3.7 %
                                     =====        ====      ====            =======      ======        ====
--------------------------------------------------------------------------------------------------------------------------------


COMPUTER PROCESSING. The decrease in computer processing expense for both the quarterly and year-to-date periods is due primarily to a lower level of computer software amortization. This reduction is attributable in part to improved software capitalization discipline instituted a few years ago.

AMORTIZATION OF INTANGIBLES. On January 1, 2002, Key stopped amortizing goodwill, consistent with the industry-wide adoption of new accounting guidance. This change reduced the company's noninterest expense by approximately $60 million for the first nine months of 2002. In accordance with the new guidance, Key completed its transitional goodwill impairment testing during the first quarter of 2002, and determined that no impairment existed as of January 1, 2002. For more information pertaining to the new accounting guidance, see the section entitled "Accounting Pronouncements Adopted in 2002," included in Note 1 ("Basis of Presentation") starting on page 7.

INCOME TAXES

The provision for income taxes was $93 million for the third quarter of 2002, compared with $130 million for the comparable period in 2001. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 27.5% for the third quarter of 2002 compared with 34.3% for the third quarter of 2001. The effective tax rate for the third quarter of 2002 is substantially below Key's combined statutory Federal and state rate of 37% due primarily to portions of our equipment leasing portfolio that are now subject to a lower income tax rate. Other factors that account for the difference between the effective and statutory tax rates include tax deductions associated with dividends paid to Key's 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

For the first nine months of 2002, the provision for income taxes was $238 million compared with $235 million for the first nine months of last year. The effective tax rates for these periods were 24.6% and 41.5%, respectively. The effective tax rate for 2001 was significantly distorted by the $150 million nondeductible write-down of goodwill recorded in the second quarter in connection with Key's decision to downsize its automobile finance business. Excluding this charge, the effective tax rate for the first nine months of 2001 was 32.8%. The decline from the adjusted effective tax rate is attributable to the portions of our equipment leasing portfolio that are now subject to a lower tax rate, as well as legislative changes in 2002 that resulted in a higher tax deduction for dividends paid to Key's 401(k) savings plan. In addition, Key ceased amortizing goodwill effective January 1, 2002, in accordance with new accounting guidance specified by SFAS No. 142.

FINANCIAL CONDITION

LOANS

At September 30, 2002, total loans outstanding were $63.0 billion, compared with $63.3 billion at the end of 2001 and $64.5 billion a year ago. Among the factors that contributed to the 2% decrease in our loans over the past year are:

- loan sales completed to improve the profitability of Key's overall portfolio, or to accommodate our funding needs;

-        weaker loan demand stemming from the sluggish economy; and

- our May 2001 decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to allow us to continue to capitalize on our loan origination capabilities. In addition, Key has completed several acquisitions which have improved its ability to generate and securitize new loans, especially in the area of commercial real estate. These acquisitions include the purchase of Conning Asset Management in June 2002, and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000. Over the past two years, we have also sold loans and referred new business to an asset-backed commercial paper conduit. These sales and referrals have been curtailed in 2002, in favor of funding on Key's balance sheet. For more information about the conduit, see Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk") starting on page 26.

The level of Key's loans outstanding (excluding loans held for sale) would have been unchanged over the past twelve months if we had not securitized and/or sold $2.0 billion of loans during that period. On the commercial side, growth in our real estate and lease financing portfolios was more than offset by a net decline in all other commercial portfolios, reflecting continued weakness in the economy and our decision to discontinue credit-only relationships in the leveraged financing and nationally syndicated lending businesses.

At September 30, 2002, Key's commercial real estate portfolio included mortgage loans of $6.2 billion and construction loans of $5.8 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $64 million. The average size of a construction loan was $7 million. The largest construction loan commitment was $57 million, including an outstanding loan balance of $26 million. Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and National Commercial Real Estate (a national line of business that cultivates relationships both within and beyond the branch system). At September 30, our national line of business accounted for approximately 65% of Key's total commercial real estate loans outstanding. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure
15, is diversified by both industry type and geography.

                     FIGURE 15. COMMERCIAL REAL ESTATE LOANS


                                                   GEOGRAPIC REGION
SEPTEMBER 30, 2002                --------------------------------------------     TOTAL  PERCENT OF
dollars in millions                 EAST      MIDWEST     CENTRAL        WEST      AMOUNT      TOTAL
----------------------------------------------------------------------------------------------------
Nonowner-occupied:
     Multi-family properties      $   588     $   623     $   633     $   768     $ 2,612      21.6%
     Retail properties                294         714         162         202       1,372      11.4
     Office buildings                 198         202         157         215         772       6.4
     Residential properties            55         110         131         471         767       6.3
     Warehouses                        41         221         108         162         532       4.4
     Manufacturing facilities          33          33           2           5          73        .6
     Hotels/Motels                      6          10           1           8          25        .2
     Other                            214         399          51         227         891       7.4
---------------------------------------------------------------------------------------------------
                                    1,429       2,312       1,245       2,058       7,044      58.3
Owner-occupied                        536       2,440         605       1,457       5,038      41.7
---------------------------------------------------------------------------------------------------

     Total                        $ 1,965     $ 4,752     $ 1,850     $ 3,515     $12,082     100.0%
                                  =======     =======     =======     =======     =======     =====
======================================================================================================

Consumer loans increased (assuming no loan sales) by $1.1 billion, or 5%, from the third quarter of 2001. The growth of the home equity portfolio during the past year more than offset declines of $453 million in installment loans, $1.3 billion in automobile lease financing receivables and $320 million in residential real estate mortgage loans. The declines in installment loans and automobile lease financing receivables reflect our decision to de-emphasize indirect prime automobile lending and exit the automobile leasing business. Our home equity portfolio grew by $3.1 billion, largely as a result of our focused efforts to grow this business, facilitated by a period of lower interest rates.

Key's home equity portfolio is derived from both our Retail Banking line of business (64% of the home equity portfolio at September 30, 2002), and our National Home Equity line of business.

The National Home Equity line of business has two components: Champion Mortgage Company, a home equity finance company that Key acquired in August 1997; and Key Home Equity Services, which acts as a third-party purchaser of home equity loans. The average loan-to-value ratio at origination for a loan generated by the National Home Equity line of business is 76%. First lien positions comprised 84% of the portfolio for this line of business at September 30, 2002.

Key Home Equity Services purchases loans on a loan-by-loan basis from an extensive network of correspondents and agents. Prior to the third quarter of 2002, loans were also purchased through bulk portfolio acquisitions from home equity loan companies.

Figure 16 summarizes Key's home equity loan portfolio by source at the end of each of the last five quarters, as well as certain asset quality statistics and the yields achieved on the portfolio as a whole.

                          FIGURE 16. HOME EQUITY LOANS

                                                                     2002                                    2001
                                                ----------------------------------------------    ---------------------------
dollars in millions                                    THIRD          SECOND            FIRST         FOURTH           THIRD
-----------------------------------------------------------------------------------------------------------------------------
SOURCE OF LOANS OUTSTANDING AT PERIOD END
Retail KeyCenters and other sources                   $8,680          $8,381           $7,761         $6,431          $6,210

Champion Mortgage Company                              2,109           2,153            2,031          1,886           1,608
Key Home Equity Services division                      2,727           2,845            2,870          2,867           3,008
-----------------------------------------------------------------------------------------------------------------------------
     National Home Equity line of business             4,836           4,998            4,901          4,753           4,616
-----------------------------------------------------------------------------------------------------------------------------
     Total                                           $13,516         $13,379          $12,662        $11,184         $10,826
                                                    ========        ========         ========       ========        ========

-----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at period end                       $125            $107              $95            $60             $93
Net charge-offs for the period                            12              13               14             50              16
Yield for the period                                    6.52  %         7.03  %          7.26  %        7.82  %         8.38  %
-----------------------------------------------------------------------------------------------------------------------------

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.5 billion of commercial real estate loans, $993 million of education loans ($750 million through securitizations) and $535 million of other types of loans. Since 1999, only education loans have been securitized by Key.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-        the relative cost of funds;

-        the level of credit risk; and

-        capital requirements.

Figure 17 summarizes Key's loan sales (including securitizations) for the first nine months of 2002 and all of 2001.

                       FIGURE 17. LOANS SOLD AND DIVESTED


                               COMMERCIAL    COMMERCIAL    RESIDENTIAL    HOME      CONSUMER
in millions        COMMERCIAL  REAL ESTATE LEASE FINANCING REAL ESTATE   EQUITY    --INDIRECT   EDUCATION       TOTAL
========================================================================================================================

   2002
-----------------
Third quarter        $   18       $  352         --         $   25       $  242       $    3       $  784       $1,424

Second quarter           31          159       $   18           20           24         --             70          322

First quarter          --            319         --           --              9         --            116          444
----------------------------------------------------------------------------------------------------------------------
Total                $   49       $  830       $   18       $   45       $  275       $    3       $  970       $2,190
                     ======       ======       ======       ======       ======       ======       ======       ======

   2001
-----------------
Fourth quarter         --         $  678         --           --         $  145         --         $   23       $  846

Third quarter          --             93         --         $1,427          269         --            597        2,386

Second quarter       $   44          577         --             20           59         --            144          844

First quarter          --            327         --              1           14         --            449          791
----------------------------------------------------------------------------------------------------------------------
Total                $   44       $1,675         --         $1,448       $  487         --         $1,213       $4,867
                     ======       ======       ======       ======       ======       ======       ======       ======
----------------------------------------------------------------------------------------------------------------------

Figure 18 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. This includes loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $521 million of the $22.6 billion of loans administered or serviced at September 30, 2002. Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from any securitized assets retained. The commercial real estate loans shown in Figure 18 are serviced by Conning Asset Management and National Realty Funding L.C. Other financial institutions originated most of these loans. Approximately $85 million of the assets held in the asset-backed commercial paper conduit, for which Key serves as a referral agent, are also included in Figure 18. For more information regarding the conduit, see Note 13 ("Other Financial Instruments with Off-Balance Sheet Risk") starting on page 26.


                    FIGURE 18. LOANS ADMINISTERED OR SERVICED

                                      SEPTEMBER 30,           JUNE 30,           MARCH 31,        DECEMBER 31,    SEPTEMBER 30,
in millions                                    2002               2002                2002                2001             2001
--------------------------------------------------------------------------------------------------------------------------------
Education loans                              $4,756             $4,095              $4,258              $4,433           $4,604
Automobile loans                                 69                 87                 108                 131              199
Home equity loans                               519                596                 668                 768              890
Commercial real estate loans                 17,002             16,483(a)           11,621              10,471            9,368
Commercial loans                                110                103                 446                 983              954
Commercial lease financing                      111                140                 174                  --               --
--------------------------------------------------------------------------------------------------------------------------------
     Total                                  $22,567            $21,504             $17,275             $16,786          $16,015
                                           ========           ========            ========            ========         ========

--------------------------------------------------------------------------------------------------------------------------------


 (a) Includes $4.1 billion of servicing assets purchased in the June 28, 2002, acquisition of Conning Asset Management.

SECURITIES

At September 30, 2002, the securities portfolio totaled $8.4 billion and included $7.3 billion of securities available for sale and $1.1 billion of investment securities. In comparison, the total portfolio at December 31, 2001, was $6.5 billion, including $5.4 billion of securities available for sale and $1.1 billion of investment securities.

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

SECURITIES AVAILABLE FOR SALE. The majority of Key's securities available for sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (sometimes called a "CMO") is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At September 30, 2002, Key had $7.0 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $4.8 billion at December 31, 2001. Key has invested more heavily in these securities during 2002 as opportunities to originate loans (Key's preferred earning assets) have been adversely affected by the weak economy. Substantially all of these securities were issued or backed by Federal agencies.

Figure 19 shows the composition, yields and remaining maturities of Key's securities available for sale. For more information about retained interests in securitizations, and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 16.

                    FIGURE 19. SECURITIES AVAILABLE FOR SALE

                                                                                                    OTHER
                                     U.S. TREASURY,          STATES AND      COLLATERALIZED        MORTGAGE-            RETAINED
                                       AGENCIES AND           POLITICAL           MORTGAGE           BACKED         INTERESTS IN
dollars in millions                    CORPORATIONS        SUBDIVISIONS       OBLIGATIONS (a)   SECURITIES (a)    SECURITIZATIONS(a)
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Remaining maturity:
     One year or less                           $ 2                 $ 1              $   89             $ 12                  $  8
     After one through five years                 6                  11               5,748              733                   209
     After five through ten years                 6                   6                 189               12                    --
     After ten years                              7                  --                 168               26                    --
-----------------------------------------------------------------------------------------------------------------------------------

Fair value                                      $21                 $18              $6,194             $783                  $217
Amortized cost                                   20                  17               6,156              748                   182
Weighted average yield                         5.44%               4.70%               5.46%            6.94%                18.97%
Weighted average maturity                 8.5 YEARS           4.1 YEARS           2.8 YEARS        2.8 YEARS             3.4 YEARS
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Fair value                                      $99                 $21              $3,805           $1,032                  $234
Amortized cost                                   99                  21               3,791            1,008                   214
-----------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
Fair value                                     $268                 $23              $4,614           $1,131                  $261
Amortized cost                                  268                  23               4,562            1,092                   246

-----------------------------------------------------------------------------------------------------------------------------------


                                                                       WEIGHTED
                                             OTHER                     AVERAGE
dollars in millions                    SECURITIES           TOTAL       YIELD (b)
--------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Remaining maturity:
     One year or less                          $  4          $  116        6.75 %
     After one through five years                11           6,718        5.76
     After five through ten years                 5             218        8.68
     After ten years                             96(c)          297        8.92
--------------------------------------------------------------------------------

Fair value                                     $116          $7,349          --
Amortized cost                                  156           7,279        5.96 %
Weighted average yield                         4.86(b)%        5.96 %        --
Weighted average maturity                 9.5 YEARS       3.0 YEARS          --
--------------------------------------------------------------------------------
DECEMBER 31, 2001
Fair value                                     $155          $5,346          --
Amortized cost                                  170           5,303        7.26 %
--------------------------------------------------------------------------------
SEPTEMBER 30, 2001
Fair value                                     $174          $6,471          --
Amortized cost                                  198          $6,389        7.07 %

--------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities of $134 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

(c) Includes primarily marketable equity securities (including an internally managed portfolio of investments in the common stocks of financial services companies) with no stated maturity.

INVESTMENT SECURITIES. Equity securities (including principal investing assets) accounted for more than 85% of Key's investment securities portfolio at September 30, 2002. Figure 20 shows the composition, yields and remaining maturities of Key's investment securities.

                        FIGURE 20. INVESTMENT SECURITIES


                                           STATES AND                                             WEIGHTED
                                            POLITICAL            EQUITY                            AVERAGE
dollars in millions                      SUBDIVISIONS        SECURITIES             TOTAL            YIELD (a)
-----------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Remaining maturity:
     One year or less                             $44                --              $ 44             9.41%
     After one through five years                  74                --                74             9.63
     After five through ten years                  29                --                29             8.39
     After ten years                                1              $910(b)             911            5.52
-----------------------------------------------------------------------------------------------------------

Amortized cost                                   $148              $910            $1,058             7.69%
Fair value                                        158               910             1,068               --
Weighted average yield                           9.33%             5.49(a)%          7.69%              --
Weighted average maturity                   2.8 YEARS        10.0 YEARS          9.0 YEARS              --
-----------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001
Amortized cost                                   $225              $894            $1,119             7.24%
Fair value                                        234               894             1,128               --
-----------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2001
Amortized cost                                   $254              $920            $1,174             7.67%
Fair value                                        266               920             1,186               --

-----------------------------------------------------------------------------------------------------------


(a) Weighted average yields are calculated based on amortized cost and exclude equity securities of $800 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at September 30, 2002, was $1.5 billion, or 2.37% of loans. This compares with $1.2 billion, or 1.82% of loans, at September 30, 2001. The allowance includes $200 million that was specifically allocated for impaired loans of $645 million at September 30, 2002, compared with $135 million that was allocated to impaired loans of $546 million a year ago. For more information about impaired loans, see Note 7 ("Impaired Loans and Other Nonperforming Assets") on page 19. At September 30, 2002, the allowance for loan losses was 150.86% of nonperforming loans, compared with 132.66% at September 30, 2001.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses," on page 59 of Key's 2001 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at September 30, 2002, represents management's best estimate of the losses inherent in the loan portfolio at that date.

The allowance allocated for Key's impaired loans rose by $65 million, or 48%, over the past year due largely to the adverse effects of continued economic weakness on certain commercial loans, particularly those acquired through syndicated purchases. During the same period, the allowance allocated for nonimpaired loans rose by $250 million, or 24%. By applying the process described in the preceding paragraph, management has determined that the level of watch credits in all commercial portfolios increased from year-ago levels. Watch credits are loans that possess the potential for further deterioration in quality based on the debtors' current financial condition and related ability to perform in accordance with the terms of the loan. The increases in commercial watch credits were due primarily to sluggish economic conditions, specifically in the Midwest, and volatility in certain industries, such as the automotive and other manufacturing sectors. Loan portfolios in which the increases in watch credits were the most significant include middle market, large corporate, and structured finance. Compounding the effect of the weak economy was the minimization of the capital markets as a source of liquidity, which adversely affected the structured finance and large corporate portfolios. In addition, overcapacity in the assisted living facility market adversely affected the healthcare portfolio.

A comparison of September 30, 2002, loans with those at June 30, 2002, reveals signs of stability in certain portfolios. The level of watch credits in the large corporate and healthcare portfolios declined, while watch credits in the media and commercial real estate portfolios increased modestly. These changes reflect the fluctuations that occur in loan portfolios from quarter to quarter. Management does not believe that such changes require any adjustment to the allowance at this time.

RUN-OFF LOAN PORTFOLIO. In May 2001, management set apart $300 million of Key's allowance for loan losses as part of its decision to discontinue credit-only relationships in the leveraged financing and nationally syndicated lending businesses and to facilitate sales of distressed loans in other portfolios. An additional $190 million was added to this allowance in the fourth quarter. The resulting segregated allowance is being used to exit what initially amounted to approximately $2.7 billion in related commitments (including $1.6 billion of loans outstanding), which were moved to a separate run-off portfolio, and for losses incurred in connection with the sales of distressed loans in the continuing portfolio. As losses are charged to this segregated allowance over time, we do not intend to replenish it. Within the run-off portfolio, approximately $1.0 billion of commitments (including $662 million of loans outstanding) remained as of September 30. Only $91 million of these loans were nonperforming at September 30, 2002.

Figure 21 summarizes certain asset quality indicators, segregated between Key's continuing and run-off loan portfolios. Additional information pertaining to the run-off portfolio is presented in Figure 22.

  FIGURE 21. ASSET QUALITY INDICATORS -- CONTINUING AND RUN-OFF LOAN PORTFOLIOS

                                                                     RUN-OFF LOAN PORTFOLIO AND
                                           CONTINUING LOAN PORTFOLIO  NONREPLENISHED ALLOWANCE      TOTAL LOAN PORTFOLIO
                                           -------------------------  -------------------------     ----------------------
dollars in millions                            3Q02          3Q01          3Q02          3Q01          3Q02           3Q01
-----------------------------------------------------------------------------------------------------------------------------
Loans outstanding at period end               $62,289       $63,330       $   662       $ 1,176       $62,951       $64,506
Nonperforming loans at period end                 896           652            91           233           987           885
Net loan charge-offs                              135           116            50(a)         57(a)        185           173
Allowance for loan losses at period end         1,402         1,002            87           172         1,489         1,174

----------------------------------------------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and to the sales of distressed loans in the continuing portfolio.


                        FIGURE 22. RUN-OFF LOAN PORTFOLIO

SUMMARY OF CHANGES IN COMMITMENTS
AND LOANS OUTSTANDING                                                TOTAL                   LOANS
in millions                                                    COMMITMENTS             OUTSTANDING
---------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                        $1,694                  $1,023
    Charge-offs                                                       (138)                   (138)
    Payments, expirations and other changes, net                      (551)                   (223)
---------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                       $1,005                   $ 662
                                                                   =======                  ======

---------------------------------------------------------------------------------------------------





SUMMARY OF CHANGES IN NONPERFORMING LOANS
AND NONREPLENISHED ALLOWANCE FOR LOAN LOSSES(a)              NONPERFORMING          NONREPLENISHED
in millions                                                          LOANS               ALLOWANCE
---------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                         $ 231                   $ 275
    Loans placed on nonaccrual status                                   49                     N/A
    Charge-offs                                                       (138)                   (188)
    Payments and other changes, net                                    (51)                    N/A
---------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                        $  91                   $  87
                                                                     =====                   =====

---------------------------------------------------------------------------------------------------


(a) Includes activity related to the run-off loan portfolio and to the sales of distressed loans in the continuing portfolio.

N/A = Not Applicable

NET LOAN CHARGE-OFFS. Net loan charge-offs for the third quarter of 2002 were $185 million, or 1.16% of average loans, compared with $173 million, or 1.04% of average loans, for the same period last year. For the first nine months of 2002, net loan charge-offs totaled $594 million, or 1.25% of average loans, compared with $453 million, or .91%, for the first nine months of 2001. The composition of Key's loan charge-offs and recoveries by type of loan is shown in Figure 23. The increase in net charge-offs for both the quarterly and year-to-date periods occurred in the commercial loan portfolio, reflecting the effects of continued weakness in the economy and Key's continuing efforts to resolve distressed credits. As shown in Figure 22, we used $188 million of Key's nonreplenished allowance during the first nine months of 2002 ($50 million during the third quarter) to absorb losses arising from the run-off loan portfolio and from sales of distressed loans in the continuing portfolio. The structured finance portfolio accounted for 25% of commercial net charge-offs for the third quarter, but represented only 4% of Key's commercial loans at September 30, 2002.

                   FIGURE 23. SUMMARY OF LOAN LOSS EXPERIENCE

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------    --------------------
dollars in millions                                 2002        2001         2002        2001
-----------------------------------------------------------------------------------------------
Average loans outstanding during the period        $ 63,486    $ 66,198    $ 63,634    $ 66,725
-----------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period   $  1,539    $  1,231    $  1,677    $  1,001
Loans charged off:
     Commercial, financial and agricultural             110          66         321         210
     Real estate -- commercial mortgage                  11          25          59          33
     Real estate -- construction                          5          --          17           2
-----------------------------------------------------------------------------------------------
         Total commercial real estate loans(a)           16          25          76          35
     Commercial lease financing                          18          20          56          33
-----------------------------------------------------------------------------------------------
          Total commercial loans                        144         111         453         278
     Real estate -- residential mortgage                  1           5           4          12
     Home equity                                         13          16          42          48
     Consumer -- direct                                  11          12          38          36
     Consumer -- indirect lease financing                 6           7          19          20
     Consumer -- indirect other                          36          46         124         140
-----------------------------------------------------------------------------------------------
          Total consumer loans                           67          86         227         256
-----------------------------------------------------------------------------------------------
                                                        211         197         680         534
Recoveries:
     Commercial, financial and agricultural               6           5          25          19
     Real estate -- commercial mortgage                  --           1           3           3
     Real estate -- construction                          2          --           2          --
-----------------------------------------------------------------------------------------------
         Total commercial real estate loans(a)            2           1           5           3
     Commercial lease financing                           2          --           6           4
-----------------------------------------------------------------------------------------------
          Total commercial loans                         10           6          36          26
     Real estate -- residential mortgage                 --           1           1           4
     Home equity                                          1          --           3           1
     Consumer -- direct                                   2           2           6           6
     Consumer -- indirect lease financing                 2           3           6           7
     Consumer -- indirect other                          11          12          34          37
-----------------------------------------------------------------------------------------------
          Total consumer loans                           16          18          50          55
-----------------------------------------------------------------------------------------------
                                                         26          24          86          81
-----------------------------------------------------------------------------------------------
Net loans charged off                                  (185)       (173)       (594)       (453)
Provision for loan losses                               135         116         406         627
Allowance related to loans sold, net                     --          --          --          (1)
-----------------------------------------------------------------------------------------------
Allowance for loan losses at end of period         $  1,489    $  1,174    $  1,489    $  1,174
                                                   ========    ========    ========    ========
-----------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                  1.16 %      1.04 %      1.25 %       .91 %
Allowance for loan losses to period-end loans          2.37        1.82        2.37        1.82
Allowance for loan losses to nonperforming loans     150.86      132.66      150.86      132.66
================================================================================================

(a) See Figure 15 on page 55 and the accompanying discussion on page 54 for more information related to Key's commercial real estate portfolio.

NONPERFORMING ASSETS. Figure 24 shows the composition of Key's nonperforming assets. These assets totaled $1.0 billion at September 30, 2002, and represented 1.61% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $947 million, or 1.49%, at December 31, 2001, and $913 million, or 1.41%, at September 30, 2001.

          FIGURE 24. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS



                                            SEPTEMBER 30,        JUNE 30,   MARCH 31,    DECEMBER 31,  SEPTEMBER 30,
dollars in millions                                 2002             2002        2002           2001            2001
--------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural             $   484       $   471       $   470       $   409       $   399
Real estate-- commercial mortgage                      149           179           156           187           169
Real estate-- construction                              79            61            77            83            70
------------------------------------------------------------------------------------------------------------------
     Total commercial real estate loans(a)             228           240           233           270           239
Commercial lease financing                              88            76           100            94            83
------------------------------------------------------------------------------------------------------------------
     Total commercial loans                            800           787           803           773           721
Real estate-- residential mortgage                      34            34            33            32            24
Home equity                                            124           107            95            60            93
Consumer-- direct                                        6             6             9             9             9
Consumer-- indirect lease financing                      6             7             8            10            13
Consumer-- indirect other                               17            16            25            26            25
------------------------------------------------------------------------------------------------------------------
     Total consumer loans                              187           170           170           137           164
------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                         987           957           973           910           885

OREO                                                    30            40            41            38            26
Allowance for OREO losses                               (2)           (2)           (2)           (1)           (1)
------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                             28            38            39            37            25

Other nonperforming assets                               2            --            --            --             3
------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                    $ 1,017       $   995       $ 1,012       $   947       $   913
                                                   =======       =======       =======       =======       =======
------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more            $   208       $   186       $   203       $   250       $   332
Accruing loans past due 30 through 89 days             787           780           897         1,096         1,084
------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans               1.57 %        1.50 %        1.52 %        1.44 %        1.37
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets         1.61          1.56          1.58          1.49          1.41
==================================================================================================================

(a) See Figure 15 on page 55 and the accompanying discussion on page 54 for more information related to Key's commercial real estate portfolio.

The economic slowdown can be expected to continue to impact Key's loan portfolio in general, although the erosion in credit quality that we have experienced is disproportionately concentrated in several distinct portfolios. At September 30, 2002, two portfolios, middle market and structured finance, accounted for $205 million and $151 million, respectively, of Key's nonperforming loans. Although these two portfolios comprised only 16% of Key's total loans, they accounted for 36% of total nonperforming loans.

At September 30, 2002, our 20 largest nonperforming loans totaled $315 million, representing 32% of total loans on nonperforming status. As shown in Figure 22, at September 30, 2002, the run-off loan portfolio accounted for $91 million, or 9%, of Key's total nonperforming loans presented in Figure 24.

Further information pertaining to the credit exposure inherent in the largest sector of Key's loan portfolio, commercial, financial and agricultural loans, is presented in Figure 25. The types of activity that caused the change in Key's nonperforming loans during the last five quarters are summarized in Figure 26.

             FIGURE 25. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

                                                                                   NONPERFORMING LOANS
                                                                             --------------------------------
SEPTEMBER 30, 2002                                TOTAL              LOANS                        % OF LOANS
dollars in millions                         COMMITMENTS        OUTSTANDING           AMOUNT      OUTSTANDING
-------------------------------------------------------------------------------------------------------------
Industry classification:
    Manufacturing                                $9,736             $4,088             $213              5.2 %
    Services                                      6,005              2,582               81              3.1
    Financial services                            4,195                899                7               .8
    Retail trade                                  4,152              2,233               59              2.6
    Wholesale trade                               2,795              1,429               20              1.4
    Property management                           2,766              1,158                7               .6
    Public utilities                              1,501                402               --               --
    Communications                                1,129                533               29              5.4
    Agriculture/forestry/fishing                  1,105                670               23              3.4
    Building contractors                          1,183                540               18              3.3
    Public administration                           772                299               --               --
    Transportation                                  729                448                5              1.1
    Insurance                                       588                153               --               --
    Mining                                          433                220               --               --
    Individuals                                     183                114                1               .9
    Other                                         1,948              1,651               21              1.3
-------------------------------------------------------------------------------------------------------------
       Total                                    $39,220            $17,419             $484              2.8 %
                                               ========           ========            =====

-------------------------------------------------------------------------------------------------------------

              FIGURE 26. SUMMARY OF CHANGES IN NONPERFORMING LOANS



                                                               2002                         2001
                                              ---------------------------------------  -----------------------
in millions                                  THIRD        SECOND         FIRST         FOURTH         THIRD
--------------------------------------------------------------------------------------------------------------
Balance at beginning of period                $ 957         $ 973         $ 910         $ 885         $ 797
     Loans placed on nonaccrual status          281           254           294           407           324
     Charge-offs                               (185)         (203)         (206)         (220)         (173)
     Loans sold                                 (25)          (18)         --             (83)          (35)
     Payments                                   (41)          (49)          (22)          (65)          (20)
     Transfers to OREO                         --            --              (3)          (12)           (8)
     Loans returned to accrual status          --            --            --              (2)         --
--------------------------------------------------------------------------------------------------------------
Balance at end of period                      $ 987         $ 957         $ 973         $ 910         $ 885
                                              =====         =====         =====         =====         =====
--------------------------------------------------------------------------------------------------------------


DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits"--domestic deposits other than certificates of deposit of $100,000 or more--are Key's primary source of funding. During the third quarter of 2002, core deposits averaged $37.2 billion, and represented 52% of the funds Key used to support earning assets, compared with $37.0 billion and 49% during the same period last year. The composition of Key's deposits is shown in Figure 6, which spans pages 44 and 45.

The slight increase in the level of Key's core deposits over the past twelve months is due primarily to higher levels of noninterest-bearing deposits and money market deposit accounts. The growth of these deposits reflects client preferences for investments that provide high levels of liquidity in a low interest rate environment. During the same period, time deposits decreased by 7% because, like our competitors, Key reduced the rates paid for them as the Federal Reserve reduced interest rates in general.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $15.5 billion during the third quarter of 2002, compared with $16.5 billion a year ago. As shown in Figure 6, both certificates of deposit and short-term borrowings have declined as funding sources. This is attributable in part to reduced funding needs resulting from loan sales, slow demand for loans and from the decision made in May 2001 to scale back or discontinue certain types of lending. In addition, Key continues to consider loan securitizations as a funding alternative when market conditions are favorable. During the first nine months of 2002, Key securitized and sold $750 million of education loans, all of which occurred in the third quarter.

Since late 1995, Key has had a program in place under which deposit balances (above a defined threshold) in certain NOW accounts and noninterest-bearing checking accounts are transferred to money market accounts, thereby reducing the level of deposit reserves required to be maintained with the Federal Reserve. Based on certain limitations, funds are periodically transferred back to the checking accounts to cover checks presented for payment or withdrawals. As a result of this program, average deposit balances for the third quarter of 2002 include NOW accounts of $4.2 billion and demand deposits of $4.9 billion that are classified as money market deposit accounts. In Figure 6, the NOW accounts transferred are included in the money market deposit account category, while the demand deposits continue to be reported as noninterest-bearing checking accounts.

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

- Our 903 full-service KeyCenters in 12 states generate a sizable volume of core deposits. We monitor deposit flows and use alternative pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as Federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve outstanding as of September 30, 2002.

The consolidated Statements of Cash Flow on page 6 of this report summarize Key's sources and uses of cash by type of activity for the nine-month periods ended September 30, 2002 and 2001. As shown in these statements, Key's largest cash flows relate to both investing and financing activities. Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales; and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

During the same periods, the primary source of cash from financing activities has been the issuance of long-term debt. At the same time, cash has also been used to repay debt issued in prior periods. During the first nine months of 2001, significant outflows of cash also resulted from reductions in the levels of deposits and short-term borrowings.

LIQUIDITY FOR THE PARENT COMPANY. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. During the first nine months of 2002, affiliate banks paid KeyCorp a total of $806 million in dividends. As of September 30, 2002, the affiliate banks had an additional $353 million available to pay dividends to KeyCorp without prior regulatory approval. KeyCorp generally maintains excess funds in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions.

BANK NOTE PROGRAM. During the first nine months of 2002, Key's affiliate banks raised $2.5 billion under Key's bank note program. Of these notes issued during the year, $1.9 billion have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KBNA and $1.0 billion by KeyBank). At
September 30, 2002, $18.5 billion was available for future issuance under this program.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KBNA and KeyBank may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $5.0 billion of borrowings outstanding under this facility as of September 30, 2002, $1.5 billion of which were issued during the current year. At the end of the third quarter, $4.2 billion was available for future issuance under this program.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a revolving credit agreement with unaffiliated financial institutions that provide funding availability of up to $500 million and $400 million, respectively. As of September 30, 2002, no amount was outstanding under either facility.

PARENT COMPANY NOTE PROGRAM AND OTHER SECURITIES. KeyCorp has registered with the Securities and Exchange Commission to provide for the issuance of up to $2.2 billion of securities, which could include long- or short-term debt, or equity securities. Of the amount registered, $1.0 billion has been allocated for the issuance of medium-term notes. At September 30, 2002, unused capacity under the shelf registration totaled $1.2 billion and $575 million of the amount allocated for medium-term notes was available for future issuance.

Key has favorable debt ratings as shown in Figure 27 below. As long as those debt ratings are maintained, management believes that, under normal conditions in the capital markets, any eventual offering of securities would be marketable to investors at a competitive cost.

                             FIGURE 27. DEBT RATINGS


                                                                      SENIOR      SUBORDINATED
                                              SHORT-TERM           LONG-TERM         LONG-TERM             CAPITAL
SEPTEMBER 30, 2002                            BORROWINGS                DEBT              DEBT          SECURITIES
-------------------------------------------------------------------------------------------------------------------
KEYCORP
---------------------
Standard & Poor's                                    A-2                  A-              BBB+                 BBB
Moody's                                              P-1                  A2                A3                Baa1

KBNA
---------------------------
Standard & Poor's                                    A-1                   A                A-                 N/A
Moody's                                              P-1                  A1                A2                 N/A
-------------------------------------------------------------------------------------------------------------------


N/A=Not Applicable

Figure 32 on page 49 of Key's 2001 Annual Report to Shareholders summarizes Key's significant cash obligations and contractual amounts of off-balance sheet lending-related commitments at December 31, 2001, by the specific time periods in which related payments are due or commitments expire. These commitments have not changed significantly since the end of last year.

CAPITAL
SHAREHOLDERS' EQUITY. Total shareholders' equity at September 30, 2002, was $6.7 billion, up $499 million from the balance at December 31, 2001. Growth in retained earnings and the issuance of common shares out of the treasury stock account in connection with employee stock purchase, 401(k), dividend reinvestment and stock option programs are responsible for the increase.

SHARE REPURCHASES. In September 2000, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including the 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first nine months of 2002, Key repurchased 1,780,000 of its common shares. At September 30, 2002, a remaining balance of 14,984,400 shares may be repurchased under the September 2000 authorization.

At September 30, 2002, Key had 67,024,459 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2002, Key reissued 2,639,265 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.97% at September 30, 2002, compared with 7.60% at December 31, 2001, and 7.79% at September 30, 2001.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-weighted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2002, Key's Tier 1 capital ratio was 8.34%, and its total capital ratio was 12.69%.

The leverage ratio is Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2002, KeyCorp had a leverage ratio of 8.15%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from "critically undercapitalized" to "well capitalized." Both of Key's affiliate banks qualified as "well capitalized" at September 30, 2002, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, KeyCorp would also qualify as "well capitalized" at September 30, 2002. The FDIC-defined capital categories serve a limited regulatory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliates.

Figure 28 presents the details of Key's regulatory capital position at September 30, 2002, December 31, 2001 and September 30, 2001.

             FIGURE 28. CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS


                                         SEPTEMBER 30,   DECEMBER 31, SEPTEMBER 30,
dollars in millions                              2002          2001           2001
-----------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                 $ 6,597      $ 6,117      $ 6,533
Qualifying capital securities                    1,121        1,243        1,243
Less:  Goodwill                                  1,105        1,101        1,121
           Other assets(b)                          46           37           39
--------------------------------------------------------------------------------
           Total Tier 1 capital                  6,567        6,222        6,616
--------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses(c)                       977        1,040        1,053
Qualifying long-term debt                        2,441        2,286        2,305
--------------------------------------------------------------------------------
          Total Tier 2 capital                   3,418        3,326        3,358
--------------------------------------------------------------------------------
          Total risk-based capital             $ 9,985      $ 9,548      $ 9,974
                                               =======      =======      =======

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet          $67,734      $67,783      $70,177
Risk-weighted off-balance sheet exposure        12,595       17,480       15,616
Less:  Goodwill                                  1,105        1,101        1,121
       Other assets(b)                             218           37           39
Plus:  Market risk-equivalent assets               214          217          236
--------------------------------------------------------------------------------
          Gross risk-weighted assets            79,220       84,342       84,869
Less:  Excess allowance for loan losses(c)         512          637          121
--------------------------------------------------------------------------------
          Net risk-weighted assets             $78,708      $83,705      $84,748
                                               =======      =======      =======

AVERAGE QUARTERLY TOTAL ASSETS                 $81,935      $82,467      $84,879
                                               =======      =======      =======

CAPITAL RATIOS
Tier 1 risk-based capital ratio                   8.34 %       7.43 %       7.81 %
Total risk-based capital ratio                   12.69        11.41        11.77
Leverage ratio(d)                                 8.15         7.65         7.90
================================================================================


(a) Common shareholders' equity does not include net unrealized gains or losses on securities (except for net unrealized losses on marketable equity securities) and net gains or losses on cash flow hedges.

(b) "Other assets" deducted from Tier 1 capital consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

      "Other assets" deducted from risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights, and nonfinancial equity investments.

(c) The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of gross risk-weighted assets, excluding those with low-level recourse.

(d) This ratio is Tier 1 capital divided by average quarterly total assets less goodwill and the nonqualifying intangible assets described in footnote (b).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section beginning on page 46 of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of Key's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Key's disclosure controls and procedures. Based on that evaluation, Key's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Key's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in Key's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information presented in Note 12 ("Legal Proceedings") beginning on page 24 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 5.    OTHER INFORMATION

REGULATORY CAPITAL STANDARDS AND RELATED MATTERS. On April 1, 2002, a final rule regarding the regulatory capital treatment of certain equity investments made by banking organizations in companies engaged in nonfinancial activities became effective. It imposes marginal capital charges (applied by making deductions from Tier 1 capital) that increase as the banking organization's aggregate carrying amount of its covered equity investments increase in relation to its Tier 1 capital. Such capital charges range from 8% to 25% as such aggregate carrying amount increases from 15% to 25% of the banking organization's Tier 1 capital. Implementation of this new rule has not had any material adverse effect on Key's regulatory capital.

FINANCIAL MODERNIZATION LEGISLATION. Effective in May 2001, the Gramm-Leach-Bliley Act repealed the blanket exception of banks and savings associations from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, and replaced this full exception with functional exceptions. Under the statute, these institutions that engage in securities activities either must conduct those activities through a broker-dealer or conform their securities activities to those which qualify for functional exceptions. The Securities and Exchange Commission ("SEC") issued interim final rules in May 2001, which include a temporary exemption for banks from the definitions of "broker" and "dealer." Since that time, the SEC has extended this temporary extension. The most recent extension provides that banks are exempt from the definition of "broker" until May 2003 and from the definition of "dealer" until February 2003. The SEC has also indicated that it expects to amend the interim final rules, and that it does not expect banks to develop compliance systems to bring their operations into compliance with the interim final rules until they have been amended. The SEC has not yet amended the interim final rules.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (10) Amended Employment Agreement among KeyCorp, Robert T. Clutterbuck and McDonald Investments Inc., dated September 16, 2002

         (15)     Acknowledgment Letter of Independent Auditors

         (99.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (99.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         July 16, 2002 - Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on July 16, 2002, the Registrant issued a press release announcing its earnings results for the three-and six-month period ended June 30, 2002, and providing a slide presentation reviewed in the related conference call/webcast.

         August 8, 2002 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on August 8, 2002, the Registrant issued a press release announcing the retirement of Robert T. Clutterbuck and the appointment of Robert G. Jones as Chief Executive Officer of McDonald Investments, Inc.

         August 13, 2002 - Item 9. Regulation FD Disclosure. Reporting that on August 13, 2002, the Registrant issued a press release announcing that it had submitted to the Securities and Exchange Commission the sworn statements in accordance with Order No. 4-460 of the Securities and Exchange Commission and with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

         September 26, 2002 - Item 5. Other Events and Item 7. Financial Statements and Exhibits. Reporting that on September 26, 2002, the Registrant issued a press release announcing the appointment of Jeffrey
         B. Weeden as Chief Financial Officer effective September 30, 2002.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 2002.

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

                                                         KEYCORP
                                           ------------------------------------
                                                      (Registrant)


Date:  November 12, 2002                   /s/     Lee Irving
                                           ------------------------------------
                                           By: Lee Irving
                                               Executive Vice President
                                               and Chief Accounting Officer

                          CERTIFICATION OF DISCLOSURES
                             PURSUANT TO RULE 13a-14
                           OF THE EXCHANGE ACT OF 1934

I, Henry L. Meyer III, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of KeyCorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                      /s/ Henry L. Meyer III
                                             ---------------------------------
                                             Henry L. Meyer III
                                             Chairman, President and
                                             Chief Executive Officer

                          CERTIFICATION OF DISCLOSURES
                             PURSUANT TO RULE 13a-14
                           OF THE EXCHANGE ACT OF 1934

I, Jeffrey B. Weeden, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of KeyCorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                       /s/ Jeffrey B. Weeden
                                              ----------------------------
                                              Jeffrey B. Weeden
                                              Chief Financial Officer