Form 10-K
period 2002-12-31
KEYCORP /NEW/
filed 2003-03-21
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                    Yes [X]
                                     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes [X]
                                     No [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $10,038,678,546 at February 28, 2003. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on February 28, 2003.)

                               423,037,444 Shares
--------------------------------------------------------------------------------
     (NUMBER OF KEYCORP COMMON SHARES OUTSTANDING AS OF FEBRUARY 28, 2003)

Certain specifically designated portions of KeyCorp's 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    KEYCORP

                          2002 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 ITEM                                                                          PAGE
NUMBER                                                                        NUMBER
------                                                                        ------
          PART I
   1      Business....................................................           1
   2      Properties..................................................           8
   3      Legal Proceedings...........................................           8
   4      Submission of Matters to a Vote of Security Holders.........           8

          PART II
   5      Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................           8
   6      Selected Financial Data.....................................           9
   7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................           9
   7A     Quantitative and Qualitative Disclosures about Market
            Risk......................................................           9
   8      Financial Statements and Supplementary Data.................           9
   9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................           9

          PART III
  10      Directors and Executive Officers of the Registrant..........           9
  11      Executive Compensation......................................           9
  12      Security Ownership of Certain Beneficial Owners and
            Management................................................          10
  13      Certain Relationships and Related Transactions..............          10
  14      Controls and Procedures.....................................          10

          PART IV
  15      Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................          11
          Signatures..................................................          15
          Management Certifications...................................          16
          Exhibits....................................................

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

KeyCorp, organized in 1958 under the laws of the state of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). At December 31, 2002, KeyCorp was one of the nation's largest bank-based financial services companies with consolidated total assets of $85.2 billion. Its subsidiaries provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through three major business groups: Key Consumer Banking, Key Corporate Finance and Key Capital Partners. As of December 31, 2002, these services were provided across much of the country through subsidiaries operating 910 full-service retail banking branches ("KeyCenters"), a telephone banking call center services group and 2,165 ATMs in 17 states. Additional information pertaining to the three business lines referred to above is included in the "Line of Business Results" section beginning on page 24 and in Note 4 ("Line of Business Results"), beginning on page 65 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders and is incorporated herein by reference. KeyCorp and its subsidiaries have 20,437 full-time equivalent employees as of December 31, 2002.

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

KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident and health insurance on loans made by subsidiary banks, principal investing, community development financing, securities underwriting and brokerage and other financial services. KeyCorp is an equity participant in a joint venture with Key Merchant Services, LLC, which provides merchant services to businesses.

The following financial data is included in the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

DESCRIPTION OF FINANCIAL DATA                                  PAGE
-----------------------------                                  ----
Selected Financial Data.....................................    23
Average Balance Sheets, Net Interest Income and
  Yields/Rates..............................................    28
Components of Net Interest Income Changes...................    31
Composition of Loans........................................    37
Maturities and Sensitivity of Certain Loans to Changes in
  Interest Rates............................................    40
Securities Available for Sale...............................    41
Investment Securities.......................................    41
Allocation of the Allowance for Loan Losses.................    42
Summary of Loan Loss Experience.............................    44
Summary of Nonperforming Assets and Past Due Loans..........    45
Maturity Distribution of Time Deposits of $100,000 or
  More......................................................    46
Impaired Loans and Other Nonperforming Assets...............    72
Short-Term Borrowings.......................................    74

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

ACQUISITIONS AND DIVESTITURES

The information presented in Note 3 ("Acquisitions and Divestitures") on page 64 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders is incorporated herein by reference.

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

In recent years, mergers between financial institutions have led to greater concentration in the banking industry and placed added competitive pressure on Key's core banking services. In addition, competition has intensified as a consequence of the financial modernization laws that were enacted in November 1999 and permit qualifying financial institutions to expand into other activities. For example, commercial banks are now permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See "Financial Modernization Legislation" on page 7.

SUPERVISION AND REGULATION

The following discussion addresses certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information regarding Key. The regulatory framework is intended primarily to protect customers and depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and generally is not intended to protect security holders.

Set forth below is a brief discussion of selected laws, regulations and regulatory agency policies applicable to Key. This discussion is not intended to be comprehensive and is qualified in its entirety by reference to the full text of the statutes, regulations and regulatory agency policies to which the discussion refers. Changes in applicable laws, regulations and regulatory agency policies cannot necessarily be predicted by management, yet such changes may have a material effect on Key's business, financial condition or results of operations.

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in commercial or industrial activities. KeyCorp's bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates two full-service, FDIC-insured national bank subsidiaries, KeyBank National Association ("KBNA") and Key Bank USA, National Association ("Key Bank USA"), and one national bank subsidiary whose activities are limited to those of a fiduciary. All of KeyCorp's national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"). Because the deposits in KBNA and Key Bank USA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over both banking subsidiaries.

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. For example, KeyCorp's brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission (the "SEC"), the National Association of Securities Dealers, Inc. or the New York Stock Exchange and state securities regulators, and KeyCorp's insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to other laws and regulations of both the federal government and the various states in which they are authorized to do business.

Dividend Restrictions

The principal source of cash flow to KeyCorp, including cash flow to pay dividends on its common shares and debt service on its indebtedness, is dividends from its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends that may be paid by KeyCorp's bank subsidiaries without regulatory approval. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of:
(i) the bank's net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. All of KeyCorp's national bank subsidiaries are subject to these restrictions.

If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the "FDIA"), an insured depository institution may not pay any dividend if payment would cause it to become less than "adequately capitalized," nor may such an institution pay any dividend while the institution is in default in the payment of any assessment due to the FDIC. See "Regulatory Capital Standards and Related Matters -- Prompt Corrective Action." Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Holding Company Structure

Transactions Involving Bank Subsidiaries. KeyCorp's national bank subsidiaries (and their operating subsidiaries) are subject to Federal Reserve Act provisions, which impose qualitative standards and quantitative limitations upon certain transactions with or involving KeyCorp (and its nonbank subsidiaries which are not operating subsidiaries of KeyCorp's national banks). Transactions covered by these provisions, which include loans and other extensions of credit as well as purchases and sales of assets, must be on arm's length terms, cannot exceed certain amounts which are determined with reference to the bank's regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For example, the aggregate of all such outstanding covered transactions by KBNA and Key Bank USA, including their operating subsidiaries, with or involving KeyCorp and its nonbank subsidiaries that are not operating subsidiaries of KBNA and Key Bank USA was limited at December 31, 2002, to approximately $1.9 billion. As a result, these provisions materially restrict the ability of KeyCorp's national bank subsidiaries and their operating subsidiaries to fund KeyCorp and its nonbank subsidiaries that are not operating subsidiaries of KeyCorp's national banks.

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

Regulatory Capital Standards and Related Matters

Risk-Based and Leverage Regulatory Capital. Applicable law and regulation define and prescribe minimum levels of regulatory capital for bank holding companies and their bank subsidiaries. Adequacy of regulatory capital is assessed periodically by the federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities, and commencement of new activities.

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

Bank holding companies, such as KeyCorp, whose trading activities exceed specified levels are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 2002, Key's Tier 1 and total capital to risk-weighted assets ratios were 8.09% and 12.51%, respectively, which include required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board's leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board's risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its bank subsidiaries has been advised by its primary federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2002, Key's Tier 1 capital leverage ratio was 8.15%.

KeyCorp's national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2002, each of KeyCorp's national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization's regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. Additional information regarding regulatory capital levels is included in the "Capital" section beginning on page 48 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders.

Recourse Obligations, Direct Credit Substitutes, and Residual Interests. In 2002, a final rule issued by the federal banking agencies became effective that revised the regulatory capital treatment of on-balance sheet assets and off-balance sheet exposures consisting of recourse obligations, direct credit substitutes, and residual interests that expose banking organizations primarily to credit risk. The final rule treats recourse obligations and direct credit substitutes more consistently and adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only strip receivables. In addition, the agencies use credit rating and certain alternative approaches to match regulatory capital requirements more closely to a banking organization's relative risk of loss for certain positions in asset securitizations.

Equity Investments in Nonfinancial Companies. On April 1, 2002, the federal banking agencies issued a final rule regarding the regulatory capital treatment of certain equity investments made by banking organizations in companies engaged in nonfinancial activities. It imposes marginal capital charges (applied by making deductions from Tier 1 capital) that increase as the banking organization's aggregate carrying amount of its covered equity investments increase in relation to its Tier 1 capital. Such capital charges range from 8% to 25% as such aggregate carrying amount increases from 15% to 25% of the banking organization's Tier 1 capital. Implementation of this new rule had no material adverse effect on Key's regulatory capital in 2002.

Subprime Lending. The federal banking agencies have heightened their supervisory expectations with respect to regulatory capital of institutions having subprime lending programs. For these purposes, a subprime lending program is one that targets borrowers with weakened credit histories or questionable repayment capacity. In addition to regulatory capital, the supervisory guidance regarding subprime lending addresses supervisory expectations with respect to risk management, the allowance for loan and lease losses, portfolio and transaction level examination review, analysis, and classification, cure program documentation, and predatory or abusive lending practices.

While this guidance principally applies to institutions with subprime lending programs having an aggregate credit exposure of at least 25% of Tier 1 capital, federal banking examiners may apply it to other subprime portfolios, such as those that are experiencing rapid growth or adverse performance trends, those that are administered by inexperienced management, and those that possess inadequate or weak controls. For an institution having subprime lending portfolio exposure aggregating 25% or more of the institution's Tier 1 capital, the supervisory guidance indicates examiners will likely expect, as a minimum, that the institution would hold capital against such portfolio in an amount that is 1.5 to 3.0 times greater than what is appropriate for non-subprime assets of a similar type.

The federal banking agencies have indicated, however, that the guidance is neither intended nor considered by the agencies to be a capital regulation and does not represent a change in policy by the agencies. Moreover, the agencies have also indicated that examiners would not unilaterally require additional reserves or capital based upon the guidance, and that any determination made by an examiner that an institution's reserves or capital is deficient would be discussed with the institution's management and each agency's appropriate supervisory office before a final decision is made. Neither the Federal Reserve Board nor the OCC has advised Key of any such deficiency.

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

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized -- using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if the institution has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 2002, each KeyCorp insured depository institution subsidiary met the requirements for the "well capitalized" capital category. An institution's prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its bank subsidiaries, and should be considered in conjunction with other available information regarding Key's financial condition and results of operations.

FDIC DEPOSIT INSURANCE

Because substantially all of the deposits of KeyCorp's depository institution subsidiaries are insured up to applicable limits by the FDIC, these subsidiaries are subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 2002 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution's capitalization and federal supervisory evaluation. Each of KeyCorp's depository institution subsidiaries in 2002 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key's earnings.

In May 2002, the U.S. House of Representatives passed H.R. 3717, the Federal Deposit Insurance Reform Act of 2002. Under this legislation: (i) BIF and SAIF would merge into a single Deposit Insurance Fund ("DIF"), (ii) DIF coverage limits would significantly increase with an inflation adjustment index for future increases in coverage, (iii) a designated reserve ratio within a range of 1.15% to 1.40% would apply to DIF replacing the 1.25% designated reserve ratio applicable under current law to BIF and SAIF, with the FDIC determining at least annually the designated reserve ratio within the range that will apply to DIF,
(iv) current deposit insurance assessments would be set in an amount the FDIC determines to be appropriate (including a maximum base assessment of $.01 per $100 of assessable deposits for insured depository institutions in the lowest risk category, so long as the DIF reserve ratio does not fall below 1.15%), (v) a one-time credit predicated upon the December 31, 1996, assessment base of eligible insured depository institutions would be available (with the amount of such credit being limited for institutions exhibiting financial, operational, or compliance weakness, including undercapitalization), (vi) the payment of dividends to insured depository institutions would be required whenever the DIF reserve ratio equals or exceeds specified percentages, (vii) an on-going system of credits to be applied against future assessments would be established on the same basis as the payment of dividends, and (viii) restoration plans for DIF would be required to be established and implemented by the FDIC whenever DIF's reserve ratio falls (or is projected to fall) below its then applicable designated reserve ratio. This proposed legislation was not enacted into law before the adjournment of the 107th Congress. Similar legislation has been introduced in the 108th Congress. Enactment into law of legislation similar to H.R. 3717 can be expected to adversely affect the results of operations of all insured depository institutions, including KBNA and Key Bank USA.

FINANCIAL MODERNIZATION LEGISLATION

The Gramm-Leach-Bliley Act (the "GLBA"), enacted in November of 1999, authorizes new activities for qualifying financial institutions. The GLBA repeals significant provisions of the Glass-Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modifies the BHCA to permit bank holding companies that meet certain specified standards (known as "financial holding companies") to engage in a broader range of financial activities than previously permitted under the BHCA, and allows subsidiaries of commercial banks that meet certain specified standards (known as "financial subsidiaries") to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in real estate leasing activities and insurance agency activities without geographic restriction.

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

Effective in May 2001, GLBA repealed the blanket exception for banks and savings associations from the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934, and replaced this full exception with functional exceptions. Under the statute, these institutions that engage in securities activities either must conduct those activities through a broker-dealer or conform their securities activities to those which qualify for functional exceptions. The SEC issued interim final rules in May 2001, which include a temporary exemption for banks from the definitions of "broker" and "dealer." Since that time, the SEC has extended this temporary extension. The most recent extension provides that banks are exempt from the definition of "broker" until May 2003 and from the definition of "dealer" until February 2003. The SEC has also indicated that it expects to amend the interim final rules, and that it does not expect banks to develop compliance systems to bring their operations into compliance with the interim final rules until they have been amended. In November 2002, the SEC published proposed amendments to the interim final rules principally with respect to the "dealer" exemption. These proposed amendments were adopted in final form in February 2003 and become effective in September 2003.

ITEM 2.  PROPERTIES

The headquarters of KeyCorp, KBNA and Key Bank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2002, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the bank subsidiaries of KeyCorp owned 503 of their branch banking offices and leased 407 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-years from inception. Additional information pertaining to Key's properties is presented in Note 1 ("Summary of Significant Accounting Policies"), beginning on page 57 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

The information presented in the Legal Proceedings section of Note 19 ("Commitments, Contingent Liabilities and Guarantees"), beginning on page 81 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders are incorporated herein by reference:

                                                               PAGE
                                                              ------
Discussion of common shares and shareholder information
  presented in the "Capital" section........................    48
Presentation of quarterly market price and cash dividends
  per common share..........................................    51
Discussion of dividend restrictions presented in the
  "Liquidity" section and in Note 5 ("Restrictions on Cash,
  Dividends and Lending Activities")........................  46, 68

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 23 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented on pages 20 through 51 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption "Market risk management" presented on pages 30 through 32 of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 51 and on pages 53 through 88, respectively, of the Financial Review section of KeyCorp's 2002 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned "Issue One -- ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" contained in KeyCorp's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference. The information set forth in the sections captioned, "AUDIT REVIEW COMMITTEE INDEPENDENCE" and "AUDIT REVIEW COMMITTEE REPORT" contained in KeyCorp's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 22, 2003, are not incorporated by reference in this report on Form 10-K. KeyCorp expects to file its final proxy statement on or before April 2, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned "THE BOARD OF DIRECTORS AND ITS COMMITTEES," "COMPENSATION OF EXECUTIVE OFFICERS" and "EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS" contained in KeyCorp's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference. The information set forth in the sections captioned "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "KEYCORP STOCK PRICE PERFORMANCE" contained in KeyCorp's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 22, 2003, is not incorporated by reference in this report on Form 10-K. KeyCorp expects to file its final proxy statement on or before April 2, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the sections captioned "EQUITY COMPENSATION PLAN INFORMATION" and "SHARE OWNERSHIP AND PHANTOM STOCK UNITS" contained in KeyCorp's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 2, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned "Issue One -- ELECTION OF DIRECTORS" contained in KeyCorp's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held May 22, 2003, and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before April 2, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

As a bank holding company, KeyCorp is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 ("FDICIA"). FDICIA requirements include an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. In addition, under FDICIA our independent auditors have annually examined and attested to, without qualification, management's assertions regarding the effectiveness of our internal controls. Accordingly, we have had an established process of maintaining and evaluating our internal controls over financial reporting.

In connection with recent legislation and regulations, our management has also focused its attention on our "disclosure controls and procedures" which, as defined by the SEC, are generally those controls and procedures designed to ensure that financial and nonfinancial information required to be disclosed in KeyCorp's reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to KeyCorp's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of the new requirements, we have engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we have implemented enhancements, which include establishing a disclosure committee and generally formalizing and documenting disclosure controls and procedures that we already have in place. Any future refinements to our controls and procedures will continue to build upon our existing framework.

Following the review described above and the establishment of our disclosure committee and within the 90-day period prior to the filing of this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp's disclosure controls and procedures. Based upon that evaluation, KeyCorp's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in internal controls that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements of KeyCorp and its subsidiaries, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp's 2002 Annual Report to
Shareholders:

                                                               PAGE
                                                               ----
Report of Ernst & Young LLP, Independent Auditors...........    52
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2001...    53
Consolidated Statements of Income for the Years Ended
  December 31, 2002, 2001 and 2000..........................    54
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2002, 2001 and 2000......    55
Consolidated Statements of Cash Flow for the Years Ended
  December 31, 2002, 2001 and 2000..........................    56
Notes to Consolidated Financial Statements..................    57

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) EXHIBITS*

      3.1 Amended and Restated Articles of Incorporation of KeyCorp filed, as Exhibit 3 to Form 10-Q for the quarter ended
                   September 30, 1998, and incorporated herein by reference.
      3.2          Amended and Restated Regulations of KeyCorp, effective May
                   23, 2002, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
      4.1          Restated Rights Agreement, dated as of May 15, 1997, between
                   KeyCorp and KeyBank National Association, as Rights Agent, filed on June 19, 1997, as Exhibit 1 to Form 8-A, and incorporated herein by reference.
     10.1          Form of Change of Control Agreement between KeyCorp and
                   Certain Executive Officers of KeyCorp, effective January 17,
                   2002, filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
     10.2          Form of Premium Priced Option Grant between KeyCorp and
                   Henry L. Meyer III, dated January 13, 1999, filed as Exhibit
                   10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
     10.3 Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
     10.4          Form of Award of Restricted Stock (2002-2003), filed as
                   Exhibit 10.1 to Form 10-Q for the quarter ended March 31,
                   2002, and incorporated herein by reference.
     10.5          Form of Award of Restricted Stock (2002-2004), filed as
                   Exhibit 10.2 to Form 10-Q for the quarter ended March 31,
                   2002, and incorporated herein by reference.
     10.6 Award of Restricted Stock to Henry L. Meyer III (2002-2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended
                   March 31, 2002, and incorporated herein by reference.
     10.7 Award of Restricted Stock to Henry L. Meyer III (2002-2004), filed as Exhibit 10.4 to Form 10-Q for the quarter ended
                   March 31, 2002, and incorporated herein by reference.
     10.8 Amended and Restated Employment Agreement between KeyCorp and Henry L. Meyer III, dated July 18, 2002, filed as
                   Exhibit 10.6 to Form 10-Q for the quarter ended June 30,
                   2002, and incorporated herein by reference.

     10.9          Amended Employment Agreement among KeyCorp, Robert T.
                   Clutterbuck and McDonald Investments Inc., dated September
                   16, 2002, filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.
     10.10         Letter Agreement between KeyCorp and Thomas W. Bunn, dated
                   February 11, 2002.
     10.11 KeyCorp Annual Incentive Plan as amended and restated on January 17, 2001, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
     10.12         KeyCorp Amended and Restated 1991 Equity Compensation Plan
                   (amended as of November 21, 2002).
     10.13         Society Corporation 1988 Stock Option Plan, amended as of
                   September 19, 1996, filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
     10.14         KeyCorp 1988 Stock Option Plan, amended and restated as of
                   September 19, 1996, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
     10.15 McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference.
     10.16         McDonald & Company Investments, Inc. 1995 Key Employees
                   Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
     10.17         KeyCorp Directors' Stock Option Plan (November 17, 1994
                   Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
     10.18 KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form
                   10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
     10.19         KeyCorp Umbrella Trust for Directors between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.28 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.
     10.20         Amended and Restated Director Deferred Compensation Plan
                   (May 18, 2000 Amendment and Restatement) filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
     10.21         KeyCorp Directors' Survivor Benefit Plan, effective
                   September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
     10.22 KeyCorp Excess 401(k) Savings Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
     10.23         KeyCorp Excess Cash Balance Pension Plan (Amended and
                   Restated as of January 1, 1998), filed as Exhibit 10.34 to
                   Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
     10.24 First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
     10.25 KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
     10.26 First Amendment to KeyCorp Deferred Compensation Plan filed as Exhibit 10.28 to Form 10-K for the year ended December
                   31, 2001, and incorporated herein by reference.
     10.27 Second Amendment to KeyCorp Deferred Compensation Plan filed as Exhibit 10.29 to Form 10-K for the year ended December
                   31, 2001, and incorporated herein by reference.
     10.28         Third Amendment to KeyCorp Deferred Compensation Plan.

     10.29         KeyCorp Automatic Deferral Plan, filed as Exhibit 10.3 to
                   Form 10-Q for the quarter ended September 30, 1999, and
                   incorporated herein by reference.
     10.30         First Amendment to KeyCorp Automatic Deferral Plan, filed as
                   Exhibit 10.31 to Form 10-K for the year ended December 31,
                   2000, and incorporated herein by reference.
     10.31         McDonald Financial Group Deferral Plan.
     10.32         KeyCorp Signing Bonus Plan (effective January 1, 1999).
     10.33         First Amendment to KeyCorp Signing Bonus plan (effective
                   January 1, 2001).
     10.34         Key Asset Management Long Term Incentive Plan.
     10.35         KeyCorp Commissioned Deferred Compensation Plan as amended and restated as of January 1, 2002.
     10.36         KeyCorp Excess 401(k) Savings Plan.
     10.37         Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April
                   1, 1997, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
     10.38         Trust Agreement (Executive Benefits Rabbi Trust), dated
                   November 3, 1988, filed as Exhibit 10.20 to Form 10-K for
                   the year ended December 31, 1995, and incorporated herein by reference.
     10.39         KeyCorp Umbrella Trust for Executives between KeyCorp and
                   National Bank of Detroit, dated July 1, 1990, filed as
                   Exhibit 10.27 to Form 10-K for the year ended December 31,
                   1996, and incorporated herein by reference.
     10.40         KeyCorp Supplemental Retirement Plan, amended, restated and effective January 1, 2002.
     10.41         KeyCorp Supplemental Retirement Benefit Plan, effective
                   January 1, 1981, restated August 16, 1990, amended January
                   1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form
                   10-K for the year ended December 31, 1998, and incorporated herein by reference.
     10.42         Third Amendment to KeyCorp Supplemental Retirement Benefit
                   Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form
                   10-Q for the quarter ended September 30, 1999, and
                   incorporated herein by reference.
     10.43         KeyCorp Executive Supplemental Pension Plan, amended,
                   restated and effective August 1, 1996, filed as Exhibit
                   10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
     10.44         First Amendment to KeyCorp Executive Supplemental Pension
                   Plan, effective January 1, 1997, filed as Exhibit 10.27 to
                   Form 10-K for the year ended December 31, 1997, and
                   incorporated herein by reference.
     10.45         Third Amendment to KeyCorp Executive Supplemental Pension
                   Plan, filed as Exhibit 10.42 to Form 10-K for the year ended
                   December 31, 2000, and incorporated herein by reference.
     10.46         KeyCorp Supplemental Retirement Benefit Plan for Key
                   Executives, effective July 1, 1990, restated August 16,
                   1990, amended as of January 1, 1995, and August 1, 1996,
                   filed as Exhibit 10.26 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.
     10.47         Third Amendment to KeyCorp Supplemental Retirement Benefit
                   Plan for Key Executives, effective July 1, 1999, filed as
                   Exhibit 10.7 to Form 10-Q for the quarter ended September
                   30, 1999, and incorporated herein by reference.
     10.48         KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.17 to Form 10-K for the year ended
                   December 31, 1996, and incorporated herein by reference.
     12            Statement regarding Computation of Ratios.
     13            KeyCorp 2002 Annual Report to Shareholders.
     21            Subsidiaries of the Registrant.
     23            Consent of Independent Auditors.
     24            Powers of Attorney.

         99.1        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002.
         99.2        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002.

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments outstanding, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.48 constitute management contracts or compensatory plans or arrangements.

* Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

(b) REPORTS ON FORM 8-K

October 17, 2002 -- Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on October 17, 2002, KeyCorp issued a press release announcing its earnings results for the three-and nine-month periods ended September 30, 2002, and providing a slide presentation reviewed in the related conference call/webcast.

No other reports on Form 8-K were filed during the fourth quarter of 2002.

INFORMATION AVAILABLE ON WEBSITE

KeyCorp makes available free of charge on its website, www.Key.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DATE INDICATED.
                                            KEYCORP

                                            /s/  THOMAS C. STEVENS
                                            ------------------------------------
                                            THOMAS C. STEVENS
                                            Vice Chairman, Chief Administrative
                                            Officer and Secretary
                                            March 21, 2003

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

       SIGNATURE                 TITLE
       ---------                 -----
* Henry L. Meyer III     Chairman, Chief
                         Executive Officer,
                         and President
                         (Principal Executive
                         Officer), and
                         Director

* Jeffrey B. Weeden      Chief Financial
                         Officer (Principal
                         Financial Officer)

* Lee G. Irving          Executive Vice
                         President and Chief
                         Accounting Officer
                         (Principal Accounting
                         Officer)

* Cecil D. Andrus        Director

* William G. Bares       Director

       SIGNATURE                 TITLE
       ---------                 -----

* Edward P. Campbell     Director

* Dr. Carol A.           Director
  Cartwright

* Alexander M. Cutler    Director

* Henry S. Hemingway     Director

* Charles R. Hogan       Director

* Dr. Shirley A.         Director
  Jackson

* Douglas J. McGregor    Director

* Eduardo R. Menasce     Director

* Steven A. Minter       Director

* Thomas C. Stevens      Director

* Dennis W. Sullivan     Director

* Peter G. Ten Eyck, II  Director

                                            /s/ Thomas C. Stevens
                                            ------------------------------------
                                            * By Thomas C. Stevens,
                                              attorney-in-fact
                                               March 21, 2003

                           CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Henry L. Meyer III, certify that:

     1. I have reviewed this annual report on Form 10-K of KeyCorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ Henry L. Meyer III
                                                       -----------------------------------------------------
                                                       Henry L. Meyer III
                                                       Chairman, President and
Date: March 12, 2003                                   Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. Weeden, certify that:

     1. I have reviewed this annual report on Form 10-K of KeyCorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ Jeffrey B. Weeden
                                                       -----------------------------------------------------
                                                       Jeffrey B. Weeden
Date: March 12, 2003                                   Chief Financial Officer