Form 10-Q
period 2003-03-31
KEYCORP /NEW/
filed 2003-05-14
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                [KEYCORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                              34-6542451
------------------------------------                  --------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

  127 PUBLIC SQUARE, CLEVELAND, OHIO                           44114-1306
--------------------------------------               ---------------------------
Address of principal executive offices)                        (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Shares with a par value of $1 each           422,799,824 Shares
----------------------------------------------    ----------------------------
             (Title of class)                    (Outstanding at April 30, 2003)

                                     KEYCORP

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                                              Page Number
                                                                                              -----------
Item 1.    Financial Statements

           Consolidated Balance Sheets --
              March 31, 2003, December 31, 2002 and March 31, 2002                                 3

           Consolidated Statements of Income --
              Three months ended March 31, 2003 and 2002                                           4

           Consolidated Statements of Changes in Shareholders' Equity --
              Three months ended March 31, 2003 and 2002                                           5

           Consolidated Statements of Cash Flow --
              Three months ended March 31, 2003 and 2002                                           6

           Notes to Consolidated Financial Statements                                              7

           Independent Accountants' Review Report                                                 29

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                           30

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                 65

Item 4.    Controls and Procedures                                                                65

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      65

Item 6.    Exhibits and Reports on Form 8-K                                                       65

           Signature                                                                              67

           Management Certifications                                                              68

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,    DECEMBER 31,     MARCH 31,
dollars in millions                                                                         2003           2002           2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)                   (UNAUDITED)
ASSETS
Cash and due from banks                                                                  $    3,074    $      3,364    $    2,483
Short-term investments                                                                        2,837           1,632         1,487
Securities available for sale                                                                 8,455           8,507         5,859
Investment securities (fair value: $140, $129 and $224)                                         132             120           216
Other investments                                                                               970             919           864
Loans, net of unearned income of $1,813, $1,776 and $1,803                                   62,719          62,457        63,956
     Less: Allowance for loan losses                                                          1,421           1,452         1,607
---------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                               61,298          61,005        62,349
Premises and equipment                                                                          623             644           663
Goodwill                                                                                      1,142           1,142         1,101
Other intangible assets                                                                          34              35            28
Corporate-owned life insurance                                                                2,442           2,414         2,334
Accrued income and other assets                                                               5,483           5,420         3,975
---------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                        $   86,490    $     85,202    $   81,359
                                                                                         ==========    ============    ==========
LIABILITIES
Deposits in domestic offices:
    NOW and money market deposit accounts                                                $   17,356    $     16,249    $   13,534
    Savings deposits                                                                          2,095           2,029         2,014
    Certificates of deposit ($100,000 or more)                                                4,667           4,749         4,505
    Other time deposits                                                                      11,620          11,946        13,231
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                                                                  35,738          34,973        33,284
    Noninterest-bearing                                                                      10,811          10,630         8,688
Deposits in foreign office --  interest-bearing                                               3,906           3,743         1,261
---------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          50,455          49,346        43,233
Federal funds purchased and securities sold under repurchase agreements                       3,721           3,862         7,338
Bank notes and other short-term borrowings                                                    2,551           2,823         3,174
Accrued expense and other liabilities                                                         5,346           5,471         4,683
Long-term debt                                                                               16,269          15,605        15,256
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary
    trusts holding solely subordinated debentures of KeyCorp (See Note 9)                     1,250           1,260         1,273
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       79,592          78,367        74,957

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                         --             --             --
Common shares, $1 par value; authorized 1,400,000,000 shares;
  issued 491,888,780 shares                                                                     492             492           492
Capital surplus                                                                               1,449           1,449         1,385
Retained earnings                                                                             6,536           6,448         6,096
Treasury stock, at cost (69,108,570, 67,945,135 and 66,434,962 shares)                       (1,621)         (1,593)       (1,551)
Accumulated other comprehensive income (loss)                                                    42              39           (20)
---------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               6,898           6,835         6,402
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                          $   86,490    $     85,202    $   81,359
                                                                                         ==========    ============    ==========
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements(Unaudited).

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
dollars in millions, except per share amounts                                      2003              2002
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                           $     904         $      985
Tax-exempt investment securities                                                        2                  3
Securities available for sale                                                         101                 89
Short-term investments                                                                  8                  9
Other investments                                                                       6                  6
------------------------------------------------------------------------------------------------------------
  Total interest income                                                             1,021              1,092

INTEREST EXPENSE
Deposits                                                                              188                250
Federal funds purchased and securities sold under repurchase agreements                16                 23
Bank notes and other short-term borrowings                                             16                 27
Long-term debt, including capital securities                                          120                138
------------------------------------------------------------------------------------------------------------
  Total interest expense                                                              340                438
------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                   681                654
Provision for loan losses                                                             130                136
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                   551                518

NONINTEREST INCOME
Trust and investment services income                                                  132                158
Service charges on deposit accounts                                                    92                100
Investment banking and capital markets income                                          34                 49
Letter of credit and loan fees                                                         31                 28
Corporate-owned life insurance income                                                  27                 26
Electronic banking fees                                                                19                 18
Net securities gains                                                                    4                 --
Other income                                                                           58                 64
------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                            397                443

NONINTEREST EXPENSE
Personnel                                                                             363                363
Net occupancy                                                                          59                 57
Computer processing                                                                    44                 54
Equipment                                                                              32                 34
Marketing                                                                              25                 26
Professional fees                                                                      25                 21
Other expense                                                                         109                106
------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                           657                661

INCOME BEFORE INCOME TAXES                                                            291                300
Income taxes                                                                           74                 60
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $     217         $      240
                                                                                =========         ==========

Per common share:
  Net income                                                                    $     .51         $      .56
  Net income -- assuming dilution                                                     .51                .56
Weighted average common shares outstanding (000)                                  425,275            424,855
Weighted average common shares and potential common
  shares outstanding (000)                                                        428,090            430,019
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       ACCUMULATED
                                                                                           TREASURY       OTHER
                                                             COMMON   CAPITAL   RETAINED    STOCK,    COMPREHENSIVE    COMPREHENSIVE
dollars in millions, except per share amounts                SHARES   SURPLUS   EARNINGS   AT COST    INCOME (LOSS)       INCOME
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                 $  492   $ 1,390   $  5,856   $ (1,585)  $            2

Net income                                                                           240                               $        240

Other comprehensive income (losses):
  Net unrealized losses on securities available
    for sale, net of income taxes of ($13) ( a)                                                                  (24)           (24)
  Net unrealized gains on derivative financial instruments,
    net of income taxes of $1                                                                                      3              3
  Foreign currency translation adjustments                                                                        (1)            (1)
                                                                                                                       ------------
        Total comprehensive income                                                                                     $        218
                                                                                                                       ============

Issuance of common shares:
  Employee benefit and dividend reinvestment
    plans-- 1,448,762 net shares                                           (5)                   34
--------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                                    $  492   $ 1,385   $  6,096   $ (1,551)  $          (20)
                                                             ======   =======   ========   ========   ==============
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                 $  492   $ 1,449   $  6,448   $(1,593)   $           39

Net income                                                                           217                               $        217

Other comprehensive income (losses):
  Net unrealized losses on securities available
    for sale, net of income taxes of ($15) (a)                                                                   (26)           (26)
  Net unrealized gains on derivative financial instruments,
    net of income taxes of $7                                                                                     13             13
  Foreign currency translation adjustments                                                                        16             16
                                                                                                                       ------------
        Total comprehensive income                                                                                     $        220
                                                                                                                       ============

Deferred compensation obligation                                            1

Cash dividends declared on common shares ($.305 per share)                          (129)

Issuance of common shares:
  Employee benefit and dividend reinvestment
    plans-- 836,565 net shares                                             (1)                   20
Repurchase of common shares - 2,000,000 shares                                                  (48)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                                    $  492   $ 1,449   $  6,536   $ (1,621)  $           42
                                                             ======   =======   ========   ========   ==============
--------------------------------------------------------------------------------------------------------------------

(a)  Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
in millions                                                                                        2003               2002
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                      $     217           $    240
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                         130                136
    Depreciation expense and software amortization                                                     50                 61
    Net securities gains                                                                               (4)                --
    Net (gains) losses from principal investments                                                       3                 (1)
    Net gains from loan securitizations and sales                                                     (15)                (6)
    Deferred income taxes                                                                              74                 (6)
    Net (increase) decrease in mortgage loans held for sale                                           (19)               167
    Net increase in trading account assets                                                           (158)               (95)
    Net decrease in accrued restructuring charges                                                      (3)                (7)
    Other operating activities, net                                                                  (171)              (159)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             104                330
INVESTING ACTIVITIES
Net (increase) decrease in other short-term investments                                            (1,047)               506
Purchases of securities available for sale                                                         (2,457)            (1,511)
Proceeds from sales of securities available for sale                                                1,631                 84
Proceeds from prepayments and maturities of securities available for sale                             813                936
Purchases of investment securities                                                                    (18)                (7)
Proceeds from prepayments and maturities of investment securities                                       7                 15
Purchases of other investments                                                                        (90)               (28)
Proceeds from sales of other investments                                                               33                 13
Proceeds from prepayments and maturities of other investments                                          26                  2
Net increase in loans, excluding acquisitions, sales and divestitures                                (533)            (1,476)
Purchases of loans                                                                                   (419)                --
Proceeds from loan securitizations and sales                                                          493                450
Purchases of premises and equipment                                                                   (10)               (15)
Proceeds from sales of premises and equipment                                                           1                  5
Proceeds from sales of other real estate owned                                                         11                  7
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (1,559)            (1,019)
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                 1,110             (1,555)
Net increase (decrease) in short-term borrowings                                                     (413)             1,228
Net proceeds from issuance of long-term debt, including capital securities                          1,871              2,055
Payments on long-term debt, including capital securities                                           (1,234)            (1,336)
Purchases of treasury shares                                                                          (48)                --
Net proceeds from issuance of common stock                                                              8                 16
Cash dividends paid                                                                                  (129)              (127)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           1,165                281
----------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND DUE FROM BANKS                                                              (290)              (408)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                      3,364              2,891
----------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                        $   3,074           $  2,483
                                                                                                =========           ========
----------------------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
    Interest paid                                                                               $     325           $    396
    Income taxes paid                                                                                   5                  9
Noncash items:
    Transfer of investment securities to other investments                                             --           $    864
    Transfer of investment securities to securities available for sale                                 --                 64
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 in January 2003. The "Accounting Pronouncements Pending Adoption" section of this note, on page 10, and Note 7 ("Variable Interest Entities"), which begins on page 19, provide information on Interpretation No. 46. This interpretation changes the method for evaluating when to consolidate an entity depending on whether the entity is a voting interest entity or a variable interest entity. It was effective immediately for entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003.

Key currently evaluates whether to consolidate entities in which it invested prior to February 1, 2003, based on the nature and amount of equity contributed by third parties, the decision-making power granted to those parties and the extent of their control over the entity's operating and financial policies. Entities that Key controls, generally through majority ownership, are consolidated and are considered subsidiaries.

Unconsolidated investments in entities in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20 to 50%) are accounted for by the equity method. Unconsolidated investments in entities in which Key has a voting or economic interest of less than 20% are generally carried at cost. Investments held by KeyCorp's broker/dealer and investment company subsidiaries (principal investments) are carried at estimated fair value.

Key uses special purpose entities ("SPEs"), including securitization trusts, in the normal course of business for funding purposes. SPEs established by Key as qualifying SPEs under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Nonqualifying SPEs established before February 1, 2003, are evaluated for consolidation by Key based on the nature and amount of equity contributed by third parties, the risks and rewards the parties assume and the control the respective parties exercise over the SPE's activities. Securitization trusts sponsored by Key are not consolidated since they are qualifying SPEs. Additional information on SFAS No. 140 is summarized in Note 1 ("Summary of Significant Accounting Policies") of Key's 2002 Annual Report to Shareholders under the heading "Loan Securitizations" on page 59.

Key also does not consolidate an asset-backed commercial paper conduit for which it is a referral agent. The conduit is owned by a third party and administered by an unaffiliated financial institution. Key shares the risks and rewards of the conduit's activities with multiple third parties. Additional information on the conduit is summarized in Note 7 ("Variable Interest Entities"), which begins on page 19 and in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 23.

Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key's 2002 Annual Report to Shareholders.

As used in these Notes, KEYCORP refers solely to the parent company and KEY refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

STOCK-BASED COMPENSATION

Through December 31, 2002, Key accounted for stock options issued to employees using the intrinsic value method. This method required that compensation expense be recognized to the extent that the fair value of the stock exceeded the exercise price of the option at the grant date. Key's employee stock options generally have fixed terms and exercise prices that are equal to or greater than the fair value of Key's common shares at the grant date, so Key generally had not recognized compensation expense related to stock options.

In September 2002, KeyCorp's Board of Directors approved management's recommendation to change Key's method of accounting for stock options granted to eligible employees and directors. Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation." Additional information pertaining to this accounting change is summarized on page 9 under the heading "Accounting Pronouncements Adopted in 2003."

SFAS No. 123 requires companies like Key that have used the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an option, but it is commonly used for this purpose.

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. These assumptions include:

- an average option life of 6.0 years for the first three months of 2003 and 5.0 years for the first three months of 2002;

- a future dividend yield of 5.10% for the first three months of 2003 and 4.87% for the first three months of 2002;

- share price volatility of .293 for the first three months of 2003 and .276 for the first three months of 2002; and

- a weighted average risk-free interest rate of 3.3% for the first three months of 2003 and 4.1% for the first three months of 2002.

The level of accuracy achieved in deriving the estimated fair values is directly related to the accuracy of the underlying assumptions.

The model assumes that the estimated fair value of an option is amortized over the option's vesting period and would be included in personnel expense on the income statement. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (e.g., stock options, stock purchase plans, restricted stock, etc.) for the first three months of 2003 and 2002 is shown in the following table. The information presented may not be indicative of the effect in future periods.

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
in millions, except per share amounts                                                             2003                2002
----------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                                         $     217           $    240
Add:      Stock-based employee compensation expense included in
          reported net income, net of related tax effects                                               2                  1
Deduct:   Total stock-based employee compensation expense determined under
          fair value-based method for all awards, net of related tax effects                            5                  7
----------------------------------------------------------------------------------------------------------------------------
Net income -- pro forma                                                                         $     214           $    234
                                                                                                =========           ========
Per common share:
    Net income                                                                                  $     .51           $    .56
    Net income -- pro forma                                                                           .50                .55
    Net income assuming dilution                                                                      .51                .56
    Net income assuming dilution --  pro forma                                                        .50                .54

----------------------------------------------------------------------------------------------------------------------------

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2003

ACCOUNTING FOR AND DISCLOSURE OF GUARANTEES. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of obligations undertaken. The liability that must be recognized is specifically related to the obligation to stand ready to perform over the term of the guarantee. The initial recognition and measurement provisions of this guidance became effective on a prospective basis for guarantees issued or modified on or after January 1, 2003.

For guarantees subject to the liability recognition provisions of this interpretation for which Key receives a fee, the initial fair value stand ready obligation is recognized at an amount equal to the fee. For guarantees for which no fee is received, the fair value of the stand ready obligations is determined using expected present value measurement techniques, unless observable transactions for identical or similar guarantees are available. The subsequent accounting for these stand ready obligations depends on the nature of the underlying guarantees. Key accounts for its release from risk for a particular guarantee either upon expiration or settlement, or by a systematic and rational amortization method depending on the risk profile of the particular guarantee.

This new accounting guidance also expands the disclosures that a guarantor must make about its obligations under certain guarantees. These disclosure requirements took effect for financial statements of interim or annual periods ending after October 15, 2002. The required disclosures for Key are provided in
Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 23.

The adoption of Interpretation No. 45 did not have any material effect on Key's financial condition or results of operations.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new standard took effect for exit or disposal activities (e.g., activities related to ceasing a line of business, relocating operations, etc.) initiated after December 31, 2002. SFAS No. 146 substantially changes the rules for recognizing costs, such as lease or other contract termination costs and one-time employee termination benefits associated with exit or disposal activities arising from corporate restructurings. Generally, these costs must be recognized when incurred. Previously, those costs could be recognized earlier, for example, when a company committed to an exit or disposal plan. Key adopted SFAS No. 146 for restructuring activities initiated on or after January 1, 2003. The adoption of SFAS No. 146 did not significantly affect Key's financial condition or results of operations.

ASSET RETIREMENT OBLIGATIONS. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard was effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and are amortized over the assets' useful lives. Key adopted SFAS No. 143 as of January 1, 2003. The adoption of this accounting guidance did not significantly affect Key's financial condition or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION. Under SFAS No. 123, "Accounting for Stock-Based Compensation," companies may either recognize the compensation cost associated with stock options as expense over the respective vesting periods or disclose the pro forma impact on earnings in their financial statements. Key has historically followed the latter approach, but in September 2002, KeyCorp's Board of Directors approved management's recommendation to recognize the compensation cost for stock options. Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123. Management is applying the change in accounting prospectively (prospective method) to all awards as permitted under the transition provisions in SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock compensation. These alternative methods include: (i) the prospective method; (ii) the modified prospective method; and, (iii) the retroactive restatement method. This accounting guidance also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock compensation and the effect of the method used on reported financial results. The required interim disclosures for Key are provided under the heading "Stock-Based Compensation" on page 8.

Based on the valuation and anticipated mid-year timing of option grants in 2003, management estimates that the accounting change will reduce Key's diluted earnings per common share by approximately $.02 in 2003. The effect on Key's earnings per common share in subsequent years will depend on the number and timing of options granted and the assumptions used to estimate their fair value.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which significantly changes how Key and other companies determine when to consolidate other entities. Under this guidance, entities are classified as either voting interest entities or variable interest entities ("VIEs"). A voting interest entity is evaluated for consolidation under existing accounting standards, which focus on the equity owner with voting control, while a VIE is consolidated by its primary beneficiary. The primary beneficiary is the party that holds variable interests that expose it to a majority of the entity's expected losses and/or residual returns. Variable interests include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments and other instruments.

Interpretation No. 46 was effective immediately for entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003. It requires additional disclosures by primary beneficiaries and other significant variable interest holders. Management is currently evaluating Key's involvement with entities created prior to February 1, 2003, to identify those that must be consolidated or only disclosed in accordance with this guidance. The most significant impact of this new guidance will be on Key's balance sheet since consolidating additional entities will increase assets and liabilities and change leverage and capital ratios, as well as asset concentrations. While the consolidation of previously unconsolidated entities under Interpretation No. 46 will represent an accounting change, it will not affect Key's legal rights or obligations to these entities. Additional information is summarized in Note 7 ("Variable Interest Entities"), which begins on page 19, and in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 23.

                          2. EARNINGS PER COMMON SHARE

Key calculates its basic and diluted earnings per common share as follows:

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
dollars in millions, except per share amounts                                                   2003              2002
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $      217        $      240
                                                                                             ==========        ==========
-------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                                                425,275           424,855
Effect of dilutive common stock options (000)                                                     2,815             5,164
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding  (000)                                                            428,090           430,019
                                                                                             ==========        ==========
-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Net income per common share                                                                   $     .51        $      .56
Net income per common share-- assuming dilution                                                     .51               .56
-------------------------------------------------------------------------------------------------------------------------

                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and the divestiture that Key completed during 2002 are summarized below. There were no such transactions completed during the first quarter of 2003.

ACQUISITIONS

UNION BANKSHARES, LTD.

On December 12, 2002, Key purchased Union Bankshares, Ltd., the holding company for Union Bank & Trust, a seven-branch bank headquartered in Denver, Colorado. Key paid $22.63 per Union Bankshares common share for a total cash consideration of $66 million. Goodwill of approximately $34 million and core deposit intangibles of $13 million were recorded. Union Bankshares, Ltd. had assets of $475 million at the date of acquisition. On January 17, 2003, Union Bank & Trust was merged into Key Bank National Association ("KBNA").

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

DIVESTITURE

401(k) RECORDKEEPING BUSINESS

On June 12, 2002, Key sold its 401(k) recordkeeping business. Key recognized a gain of $3 million ($2 million after tax) on the transaction.

                           4. LINE OF BUSINESS RESULTS

CONSUMER BANKING

RETAIL BANKING provides individuals with branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans.

SMALL BUSINESS provides businesses that have annual sales revenues of $10 million or less with deposit, investment and credit products, and business advisory services.

CONSUMER FINANCE consists of two primary business units: Indirect Lending and National Home Equity.

Indirect Lending offers automobile and marine loans to consumers through dealers, and finances inventory for automobile and marine dealers. This business unit also provides education loans, insurance and interest-free payment plans for students and their parents.

National Home Equity provides both prime and nonprime mortgage and home equity loan products to individuals. These products originate outside of Key's retail branch system. This business unit also works with mortgage brokers and home improvement contractors to provide home equity and home improvement solutions.

CORPORATE AND INVESTMENT BANKING

CORPORATE BANKING provides a full array of products and services to large corporations, middle-market companies, financial institutions and government organizations. These products and services include: financing, treasury management, investment banking, derivatives and foreign exchange, equity and debt trading, and syndicated finance.

KEYBANK REAL ESTATE CAPITAL provides construction and interim lending, permanent debt placements and servicing, and equity and investment banking services to developers, brokers and owner-investors. This line of business deals exclusively with nonowner-occupied properties (i.e., generally properties for which the owner occupies less than 60% of the premises).

KEY EQUIPMENT FINANCE meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with financing options for their clients. Lease financing receivables and related revenues are assigned to Corporate Banking or KeyBank Real Estate Capital if one of those businesses is principally responsible for maintaining the relationship with the client.

INVESTMENT MANAGEMENT SERVICES

INVESTMENT MANAGEMENT SERVICES consists of two primary business units: Victory Capital Management and McDonald Financial Group.

Victory Capital Management manages or gives advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.

McDonald Financial Group offers financial, estate and retirement planning and asset management services to assist high-net-worth clients with their banking, brokerage, trust, portfolio management, insurance, charitable giving and related needs. This unit also provides banking services to public sector institutions.

OTHER SEGMENTS

Other segments consists primarily of Treasury, Principal Investing and the net effect of funds transfer pricing.

RECONCILING ITEMS

Total assets included under "Reconciling Items" represent primarily the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also include certain items that are not allocated to the business segments because they are not reflective of their normal operations.

The table that spans pages 14 and 15 shows selected financial data for each major business group for the three months ended March 31, 2003 and 2002. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key's financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. As such:

- Net interest income is determined by assigning a standard cost for funds used to assets or a standard credit for funds provided to liabilities based on their maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is included in the "Other Segments" columns.

- Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions of the extent to which each line actually uses the services.

- Key's consolidated provision for loan losses is allocated among the lines of business based primarily on their actual net charge-offs (excluding those discussed on page 57 that are recorded in the nonreplenished allowance), adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key's consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses" on page 58 of Key's 2002 Annual Report to Shareholders.

- Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

- Capital is assigned based on management's assessment of economic risk factors (primarily credit, operating and market risk).

Developing and applying the methodologies that management uses to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key's organization structure. The financial data reported for all periods presented in the tables reflect a number of changes, which occurred during the first quarter of 2003:

- Key reorganized and renamed some of its business groups and lines of business. Key's Capital Markets line of business moved from the Investment Management Services group (formerly Key Capital Partners) to the Corporate Banking line within the Corporate and Investment Banking group (formerly Key Corporate Finance). Also within Corporate and Investment Banking, Key changed the name of its National Commercial Real Estate line of business to KeyBank Real Estate Capital, and changed the name of its National Equipment Finance line of business to Key Equipment Finance. In addition, Key consolidated the reporting of its National Home Equity and Indirect Lending lines of business into one line of business named Consumer Finance.

- Methodologies used to allocate certain overhead and funding costs were refined.

                                                                              CORPORATE AND              INVESTMENT
                                                 CONSUMER BANKING          INVESTMENT BANKING        MANAGEMENT SERVICES
                                             ------------------------    -----------------------    ---------------------
THREE MONTHS ENDED MARCH 31,
dollars in millions                             2003          2002          2003         2002          2003          2002
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                     $      450    $      434    $     279    $      284    $        59    $   53
Noninterest income                                  114           117          110           121            133       160
-------------------------------------------------------------------------------------------------------------------------
Total revenue (TE) (a)                              564           551          389           405            192       213
Provision for loan losses                            78            81           50            52              2         3
Depreciation and amortization expense                34            39            9            11             10        14
Other noninterest expense                           299           302          160           159            148       159
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)              153           129          170           183             32        37
Allocated income taxes and TE adjustments            57            48           64            69             12        14
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $       96    $       81    $     106    $      114    $        20    $   23
                                             ==========    ==========    =========    ==========    ===========    ======

Percent of consolidated net income                   44 %          34 %         49 %          48 %            9 %      10 %
Percent of total segments net income                 45            37           50            52              9        10
-------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                        $   28,434    $   27,318    $  28,385    $   29,842    $     4,958    $4,699
Total assets(a)                                  30,863        29,660       32,822        33,060          5,913     5,771
Deposits                                         34,360        34,311        4,039         3,134          5,216     3,671
-------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                         $       78    $       81    $      79    $      122    $         3    $    3
Return on average allocated equity                18.37 %       16.20 %      13.00 %       14.18 %        13.02 %   15.22 %
Average full-time equivalent employees            8,519         8,514        2,262         2,248          2,944     3,206
-------------------------------------------------------------------------------------------------------------------------

Supplementary information (Consumer Banking lines of business)

                                                   RETAIL BANKING           SMALL BUSINESS            CONSUMER FINANCE
                                           --------------------------    ---------------------    ------------------------
THREE MONTHS ENDED MARCH 31,
dollars in millions                          2003             2002         2003         2002         2003          2002
--------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)         $     320      $       311    $     94     $     90    $      150    $      150
Provision for loan losses                         16               18          17           14            45            49
Noninterest expense                              205              207          42           43            86            91
Net income                                        62               54          22           21            12             6
Average loans                                  9,571            7,856       4,374        4,303        14,489        15,159
Average deposits                              29,932           30,493       4,076        3,499           352           319
Net loan charge-offs                              16               18          17           14            45            49
Return on average allocated equity             40.49 %          40.71 %     24.85 %      26.70 %        4.27 %        2.08 %
Average full-time equivalent employees         6,192            6,173         378          320         1,949         2,021
--------------------------------------------------------------------------------------------------------------------------

Supplementary information (Corporate and Investment Banking lines of business)

                                                CORPORATE BANKING         KEYBANK REAL ESTATE CAPITAL      KEY EQUIPMENT FINANCE
                                           --------------------------    -----------------------------    ------------------------
THREE MONTHS ENDED MARCH 31,
dollars in millions                          2003            2002             2003              2002         2003           2002
----------------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)         $     234      $       249       $     84          $     90    $       71      $     66
Provision for loan losses                         40               36              4                 3             6            13
Noninterest expense                              112              117             32                30            25            23
Net income                                        51               59             30                36            25            19
Average loans                                 14,261           16,365          7,497             7,832         6,627         5,645
Average deposits                               3,362            2,568            665               558            12             8
Net loan charge-offs                              69              106              4                 3             6            13
Return on average allocated equity             10.25 %          11.56 %        15.08 %           18.99 %       20.99 %       18.26 %
Average full-time equivalent employees         1,021            1,103            635               510           606           635
----------------------------------------------------------------------------------------------------------------------------------

     OTHER SEGMENTS               TOTAL SEGMENTS            RECONCILING ITEMS                  KEY
------------------------     -----------------------    -------------------------    ------------------------
   2003          2002          2003          2002           2003          2002          2003          2002
-------------------------------------------------------------------------------------------------------------
$      (59)    $      (39)   $    729     $      732    $       (26)   $      (30)   $      703    $      702
        34             33         391            431              6            12           397           443
-------------------------------------------------------------------------------------------------------------
       (25)            (6)      1,120          1,163            (20)          (18)        1,100         1,145
        --             --         130            136             --            --           130           136
        --             --          53             64             --            --            53            64
         8              6         615            626            (11)          (29)          604           597
-------------------------------------------------------------------------------------------------------------
       (33)           (12)        322            337             (9)           11           313           348
       (23)           (15)        110            116            (14)           (8)           96           108
-------------------------------------------------------------------------------------------------------------
$      (10)    $        3    $    212     $      221    $         5    $       19    $      217    $      240
==========     ==========    ========     ==========    ===========    ==========    ==========    ==========

        (4) %          -- %        98 %           92 %            2 %           8 %         100 %         100 %
        (4)             1         100            100            N/A           N/A           N/A           N/A
-------------------------------------------------------------------------------------------------------------

$      962     $    1,444    $ 62,739     $   63,303    $       106    $      185    $   62,845    $   63,488
    12,796         10,594      82,394         79,085          1,520         1,786        83,914        80,871
     3,207          2,941      46,822         44,057            (72)          (88)       46,750        43,969
-------------------------------------------------------------------------------------------------------------

        --             --    $    160     $      206             --            --    $      160    $      206
    (11.05) %        2.97 %     13.40 %        14.20 %          N/M           N/M         12.91 %       15.53 %
        35             31      13,760         13,999          6,687         7,080        20,447        21,079
-------------------------------------------------------------------------------------------------------------

(a) Substantially all revenue generated by Key's major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major business groups are located in the United States.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

                                  5. SECURITIES

Key classifies its securities into four categories: trading, available for sale, investment and other investments.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($959 million at March 31, 2003, $801 million at December 31, 2002, and $692 million at March 31, 2002) and are included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

SECURITIES AVAILABLE FOR SALE. These include securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value and include debt and marketable equity securities with readily determinable fair values. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders' equity as a component of "accumulated other comprehensive income (loss)." Unrealized gains and losses on specific securities deemed to be "other than temporary" are included in "net securities gains (losses)" on the income statement. Also included in "net securities gains (losses)" are actual gains and losses resulting from sales of specific securities.

When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests (which include both certificated and uncertificated interests) as debt securities, classifying them as available for sale or as trading account assets.

"Other securities" held in the available for sale portfolio primarily are marketable equity securities, including an internally managed portfolio of common stock investments in financial services companies.

INVESTMENT SECURITIES. These are debt securities that Key has the intent and ability to hold until maturity. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the basis of the adjusted carrying amount.

OTHER INVESTMENTS. Principal investments - investments in equity and mezzanine instruments made by Key's Principal Investing unit - represent the majority of other investments and are carried at fair value. They include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in "investment banking and capital markets income" on the income statement.

In addition to principal investments, other investments include equity securities that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that are generally carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be "other than temporary." These adjustments are included in "net securities gains " on the income statement.

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities, securities available for sale and other investments are presented in the following tables. Gross "unrealized" gains and losses are represented by the difference between the amortized cost and the fair values of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions improve or worsen.

                                                             MARCH 31, 2003
                                            -------------------------------------------------
                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED    FAIR
in millions                                   COST         GAINS         LOSSES      VALUE
---------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
U.S. Treasury, agencies and corporations    $      15            --            --    $     15
States and political subdivisions                 113    $        8            --         121
Other securities                                    4            --            --           4
---------------------------------------------------------------------------------------------
     Total investment securities            $     132    $        8            --    $    140
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations    $      23    $        1            --    $     24
States and political subdivisions                  27             1            --          28
Collateralized mortgage obligations             7,283           103    $       76       7,310
Other mortgage-backed securities                  698            32            --         730
Retained interests in securitizations             148            45            --         193
Other securities                                  200            --            30         170
---------------------------------------------------------------------------------------------
    Total securities available for sale     $   8,379    $      182    $      106    $  8,455
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------
OTHER INVESTMENTS
Principal investments                       $     687    $       70    $       59    $    698
Other securities                                  272            --            --         272
---------------------------------------------------------------------------------------------
    Total other investments                 $     959    $       70    $       59    $    970
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------


                                                            DECEMBER 31, 2002
                                            -------------------------------------------------
                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED    FAIR
in millions                                   COST         GAINS         LOSSES      VALUE
---------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions           $     120    $        9            --    $    129
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations    $      22    $        1            --    $     23
States and political subdivisions                  35            --            --          35
Collateralized mortgage obligations             7,143           129    $       65       7,207
Other mortgage-backed securities                  815            37            --         852
Retained interests in securitizations             166            43            --         209
Other securities                                  208            --            27         181
---------------------------------------------------------------------------------------------
    Total securities available for sale     $   8,389    $      210    $       92    $  8,507
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------
OTHER INVESTMENTS
Principal investments                       $     702    $       36    $       61    $    677
Other securities                                  242            --            --         242
---------------------------------------------------------------------------------------------
    Total other investments                 $     944    $       36    $       61    $    919
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------

                                                              March 31, 2002
                                            -------------------------------------------------
                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED    FAIR
in millions                                   COST         GAINS         LOSSES      VALUE
---------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions           $     216    $        8            --    $    224
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations    $      97            --            --    $     97
States and political subdivisions                  20            --            --          20
Collateralized mortgage obligations             4,409    $       67    $       97       4,379
Other mortgage-backed securities                  900            23            --         923
Retained interests in securitizations             195            27            --         222
Other securities                                  233            --            15         218
---------------------------------------------------------------------------------------------
    Total securities available for sale     $   5,854    $      117    $      112    $  5,859
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------
OTHER INVESTMENTS
Principal investments                       $     719            --    $       83    $    636
Other securities                                  228            --            --         228
---------------------------------------------------------------------------------------------
    Total other investments                 $     947            --    $       83    $    864
                                            =========    ==========    ==========    ========
---------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:

                                                  MARCH 31,    DECEMBER 31,   MARCH 31,
in millions                                         2003           2002         2002
---------------------------------------------------------------------------------------
Commercial, financial and agricultural           $  17,292    $     17,425    $  18,247
Commercial real estate:
  Commercial mortgage                                6,029           6,015        6,531
  Construction                                       5,437           5,659        5,884
---------------------------------------------------------------------------------------
    Total commercial real estate loans              11,466          11,674       12,415
Commercial lease financing                           7,848           7,513        7,318
--------------------------------------------------------------------------------------
    Total commercial loans                          36,606          36,612       37,980
Real estate-- residential mortgage                   1,862           1,968        2,195
Home equity                                         14,144          13,804       12,662
Consumer-- direct                                    2,100           2,161        2,256
Consumer-- indirect:
  Automobile lease financing                           680             873        1,669
  Automobile loans                                   2,127           2,181        2,367
  Marine                                             2,197           2,088        1,821
  Other                                                619             667          968
---------------------------------------------------------------------------------------
    Total consumer-- indirect loans                  5,623           5,809        6,825
---------------------------------------------------------------------------------------
    Total consumer loans                            23,729          23,742       23,938
Loans held for sale:
  Commercial, financial and agricultural                --              41           --
  Real estate-- commercial mortgage                    237             193          186
  Real estate-- residential mortgage                    32              57           15
  Education                                          2,115           1,812        1,837
---------------------------------------------------------------------------------------
    Total loans held for sale                        2,384           2,103        2,038
---------------------------------------------------------------------------------------
  Total loans                                    $  62,719    $     62,457    $  63,956
                                                 =========    ============    =========
---------------------------------------------------------------------------------------

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at March 31, 2003, see Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
in millions                                    2003              2002
------------------------------------------------------------------------
Balance at beginning of period              $   1,452          $   1,677
Charge-offs                                      (190)              (233)
Recoveries                                         29                 27
------------------------------------------------------------------------
     Net charge-offs                             (161)              (206)
Provision for loan losses                         130                136
------------------------------------------------------------------------
     Balance at end of period               $   1,421          $   1,607
                                            =========          =========
------------------------------------------------------------------------

                          7. VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is a partnership, limited liability company, trust or other legal entity that is not controlled through a voting equity interest and/or does not have enough equity at risk invested to finance its activities without subordinated financial support from another party. FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," addresses the consolidation of VIEs. This interpretation is summarized in Note 1 ("Basis of Presentation"), under the heading "Accounting Pronouncements Pending Adoption" on page 10. Under Interpretation No. 46, VIEs are consolidated by the party (the primary beneficiary) who is exposed to the majority of the VIE's expected losses and/or residual returns.

Key's securitization trusts are exempt from consolidation under Interpretation No. 46 because they are qualifying special purpose entities as defined by SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

As required by Interpretation No. 46, Key is assessing its relationships and arrangements with legal entities formed prior to February 1, 2003, to identify VIEs in which Key holds a significant variable interest and to determine if Key is the primary beneficiary of these entities and should therefore consolidate them.

Based on the review performed to date, Key expects to consolidate the following two VIE groups beginning in the third quarter of 2003.

COMMERCIAL PAPER CONDUITS. Key, among others, refers third party assets and borrowers and provides liquidity and credit enhancement to an asset-backed commercial paper conduit. The conduit had assets of $408 million at March 31, 2003. As currently structured, Key will be required to consolidate the conduit in the third quarter of 2003; however, management is assessing restructuring alternatives that may enable the conduit to meet the criteria for nonconsolidation.

In addition, Key holds a subordinated note in and provides referral services and liquidity to one program within another asset-backed commercial paper conduit. This program, which is in the process of being liquidated, had assets of $61 million at March 31, 2003.

At March 31, 2003, Key's maximum exposure to loss from its interests in these conduits totaled $78 million, which represents a $68 million committed credit enhancement facility and a $10 million subordinated note.

Additional information pertaining to Key's involvement with conduits is summarized in Note 1 ("Basis of Presentation"), which begins on page 7 and in
Note 10 ("Contingent Liabilities and Guarantees") under the heading "Guarantees" on page 24 and the heading "Other Off-Balance Sheet Risk" on page 26.

LOW-INCOME HOUSING TAX CREDIT ("LIHTC") GUARANTEED FUNDS. Key Affordable Housing Corporation ("KAHC") forms limited partnerships (funds) which invest in LIHTC projects. Interests in these funds are offered to qualified investors, who pay a fee to KAHC for a guaranteed return. Key also earns syndication and asset management fees from these funds. At March 31, 2003, the guaranteed funds had unamortized equity of $663 million. Additional information on the return guaranty agreement with LIHTC investors is summarized in Note 10 ("Contingent Liabilities and Guarantees") under the heading "Guarantees" on page 24.

Key's maximum exposure to loss from its relationships with guaranteed LIHTC funds was $834 million at March 31, 2003, which represents undiscounted future payments due to investors for the return on and of their investments. KAHC has established a reserve in the amount of $33 million at March 31, 2003, which management believes will be sufficient to absorb future estimated losses under the guarantees.

As required by Interpretation No. 46, assets, liabilities and noncontrolling interests of newly consolidated entities will initially be recorded at their carrying amounts. If determining the carrying amounts is impractical, fair values at the date Interpretation No. 46 first applies may be used. Any difference between the net assets added to Key's balance sheet and the amount of any previously recognized interest in the newly consolidated entities will be recognized as a cumulative effect of an accounting change.

Due to the complexity of Interpretation No. 46 and evolving interpretations of its provisions, Key has not yet completed its analysis of the impact of this guidance on the entity groups described below. However, based on the review performed to date, it is reasonably possible that Key will have to disclose significant interests in these entities or consolidate them as primary beneficiary when Interpretation No. 46 is implemented in the third quarter of 2003.

LIHTC NONGUARANTEED FUNDS. KAHC sells investments in certain LIHTC funds without guaranteeing a return to the investors. Key earns syndication and asset management fees for services provided to these nonguaranteed funds. At March 31, 2003, assets of nonguaranteed LIHTC funds were estimated to be $311 million.

LIHTC INVESTMENTS. Key makes investments directly in LIHTC projects through the Retail Banking line of business. As a limited partner in these unconsolidated projects, Key is allocated tax credits and deductions associated with the underlying properties. At March 31, 2003, Key's investments in these projects totaled $304 million.

COMMERCIAL REAL ESTATE INVESTMENTS. Through the KeyBank Real Estate Capital line of business, Key provides real estate financing for new construction, acquisition and rehabilitation projects. In certain of these unconsolidated projects, Key has provided or committed funds through limited partnership interests, mezzanine investments or standby letters of credit. At March 31, 2003, these investments and facilities totaled $160 million.

As Key continues its implementation efforts, additional entities may be identified that will need to be consolidated or disclosed.

                8. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Impaired loans, which account for the largest portion of Key's nonperforming assets, totaled $553 million at March 31, 2003, compared with $610 million at December 31, 2002. Impaired loans averaged $581 million for the first quarter of 2003 and $673 million for the first quarter of 2002.

Key's nonperforming assets were as follows:

                                       MARCH 31,    DECEMBER 31,    MARCH 31,
in millions                              2003          2002           2002
----------------------------------------------------------------------------
Impaired loans                        $     553    $        610    $     685
Other nonaccrual loans                      351             333          288
----------------------------------------------------------------------------
  Total nonperforming loans                 904             943          973
Other real estate owned  ("OREO")            62              48           41
Allowance for OREO losses                    (3)             (3)          (2)
----------------------------------------------------------------------------
  OREO, net of allowance                     59              45           39
Other nonperforming assets                    5               5           --
----------------------------------------------------------------------------
  Total nonperforming assets          $     968    $        993    $   1,012
                                      =========    ============    =========
----------------------------------------------------------------------------

At March 31, 2003, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values do not justify the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. The amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an amount is specifically allocated in the allowance for loan losses. At March 31, 2003, Key had $348 million of impaired loans with a specifically allocated allowance for loan losses of $142 million, and $205 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2002, impaired loans included $377 million of loans with a specifically allocated allowance of $179 million, and $233 million that were carried at their estimated fair value.

Key does not perform a specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as "Other nonaccrual loans"). These typically are consumer loans, including residential mortgages, home equity loans and various types of installment loans. Management applies historical loss experience rates to these loans, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

                              9. CAPITAL SECURITIES

KeyCorp has six fully-consolidated subsidiary business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"). These securities are carried as liabilities on Key's balance sheet. They provide an attractive source of funds since they constitute Tier I capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. As guarantor, KeyCorp unconditionally guarantees payment of:

-        required distributions on the capital securities;

-        the redemption price when a capital security is redeemed; and

-        amounts due if a trust is liquidated or terminated.

KeyCorp owns the outstanding common stock of each of the trusts. The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts' only assets; the interest payments from the debentures finance the distributions paid on the capital securities. Key's financial statements do not reflect the debentures or the related effects on the income statement because they are eliminated in consolidation.

The capital securities, common stock and related debentures are summarized as follows:

                                                                            PRINCIPAL        INTEREST RATE     MATURITY
                                             CAPITAL                        AMOUNT OF          OF CAPITAL      OF CAPITAL
                                           SECURITIES,        COMMON        DEBENTURES,      SECURITIES AND  SECURITIES AND
dollars in millions                    NET OF DISCOUNT (a)  SECURITIES  NET OF DISCOUNT (b)  DEBENTURES (c)    DEBENTURES
---------------------------------------------------------------------------------------------------------------------------
March 31, 2003
  KeyCorp Institutional Capital A            $  410           $   11          $    361            7.826 %        2026
  KeyCorp Institutional Capital B               176                4               154            8.250          2026
  KeyCorp Capital I                             225                8               233            2.120          2028
  KeyCorp Capital II                            182                8               166            6.875          2029
  KeyCorp Capital III                           247                8               207            7.750          2029
  Union Bankshares Capital Trust I               10                1                11            9.000          2028
--------------------------------------------------------------------------------------------------------------------------
    Total                                    $1,250           $   40          $  1,132            6.715 %          --
                                             ======           ======          ========
--------------------------------------------------------------------------------------------------------------------------
December 31, 2002                            $1,260           $   40          $  1,136            6.779 %          --
                                             ======           ======          ========
--------------------------------------------------------------------------------------------------------------------------
March 31, 2002                               $1,273           $   39          $  1,271            6.680 %          --
                                             ======           ======          ========
--------------------------------------------------------------------------------------------------------------------------

(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at March 31, 2003, December 31, 2002 and March 31,2002, are basis adjustments of $158 million, $164 million and $41 million, respectively, related to fair value hedges. See Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders, for an explanation of fair value hedges.

(b) KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), and December 17, 2003 (for debentures owned by Union Bankshares Capital Trust I); and (ii) in whole at any time within 90 days after and during the continuation of a "tax event" or a "capital treatment event" (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I or Union Bankshares Capital Trust I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to Key.

(c) The interest rates for Capital A, Capital B, Capital II, Capital III and Union Bankshares Capital Trust I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at March 31, 2003, December 31, 2002 and March 31, 2002, are weighted average rates.

During the first three months of 2003, the subsidiary business trusts repurchased an aggregate of $5 million of their outstanding capital securities and KeyCorp repurchased a like amount of the related debentures. Management intends to replace the capital securities at some future date with capital securities that will yield a lower cost.

                    10. CONTINGENT LIABILITIES AND GUARANTEES

LEGAL PROCEEDINGS

RESIDUAL VALUE INSURANCE LITIGATION. Key Bank USA, National Association ("Key Bank USA") obtained two insurance policies from Reliance Insurance Company ("Reliance") insuring the residual value of certain automobiles leased through Key Bank USA. The two policies ("the Policies"), the "4011 Policy" and the "4019 Policy," together covered leases entered into during the period from January 1, 1997 to January 1, 2001.

The 4019 Policy contains an endorsement stating that Swiss Reinsurance America Corporation ("Swiss Re") will assume and reinsure 100% of Reliance's obligations under the 4019 Policy in the event Reliance Group Holdings' ("Reliance's parent") so-called "claims-paying ability" were to fall below investment grade. Key Bank USA also entered into an agreement with Swiss Re and Reliance whereby Swiss Re agreed to issue to Key Bank USA an insurance policy on the same terms and conditions as the 4011 Policy in the event the financial condition of Reliance Group Holdings fell below a certain level. Around May 2000, the conditions under both the 4019 Policy and the Swiss Re agreement were triggered.

The 4011 Policy was canceled and replaced as of May 1, 2000, by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) ("the NAS Policy"). Tri-Arc Financial Services, Inc. ("Tri-Arc") acted as agent for Reliance, Swiss Re and NAS. Since February 2000, Key Bank USA has been filing claims under the Policies, but none of these claims has been paid.

In July 2000, Key Bank USA filed a claim for arbitration against Reliance, Swiss Re, NAS and Tri-Arc seeking, among other things, a declaration of the scope of coverage under the Policies and for damages. On January 8, 2001, Reliance filed an action (litigation) against Key Bank USA in Federal District Court in Ohio seeking rescission or reformation of the Policies because they allegedly do not reflect the intent of the parties with respect to the scope of coverage and how and when claims were to be paid. Key filed an answer and counterclaim against Reliance, Swiss Re, NAS and Tri-Arc seeking, among other things, declaratory relief as to the scope of coverage under the Policies, damages for breach of contract and failure to act in good faith, and punitive damages. The parties agreed to proceed with this court action and to dismiss the arbitration without prejudice.

On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order placing Reliance in a court supervised "rehabilitation" and purporting to stay all litigation against Reliance. On July 23, 2001, the Federal District Court in Ohio stayed the litigation to allow the rehabilitator to complete her task. On October 3, 2001, the Court in Pennsylvania entered an order placing Reliance into liquidation and canceling all Reliance insurance policies as of November 2, 2001. On November 20, 2001, the Federal District Court in Ohio entered an order that, among other things, required Reliance to report to the Court on the progress of the liquidation. On January 15, 2002, Reliance filed a status report requesting the continuance of the stay for an indefinite period. On February 20, 2002, Key Bank USA filed a Motion for Partial Lifting of the July 23, 2001, Stay in which it asked the Court to allow the case to proceed against the parties other than Reliance. The Court granted Key Bank USA's motion on May 17, 2002. As of February 19, 2003, all claims against Tri-Arc were dismissed through a combination of court action and voluntary dismissal by Key Bank USA.

Management believes that Key Bank USA has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through Key Bank USA during the four-year period ending January 1, 2001. With respect to each individual lease, however, it is not until the lease expires and the vehicle is sold that Key Bank USA can determine the existence and amount of any actual loss (i.e., the difference between the residual value provided for in the lease agreement and the vehicle's actual market value at lease expiration). Key Bank USA's actual total losses for which it will file claims will depend to a large measure upon the viability of, and pricing within, the market for used cars throughout the lease run-off period, which extends through 2006. The market for used cars varies.

Accordingly, the total expected loss on the portfolio for which Key Bank USA will file claims cannot be determined with certainty at this time. Claims filed by Key Bank USA through March 31, 2003, total approximately $296 million, and management currently estimates that approximately $81 million of additional claims may be filed through year-end 2006 bringing the total aggregate amount of actual and potential claims to $377 million. As discussed previously, a number of factors could affect Key Bank USA's actual loss experience, which may be higher or lower than management's current estimates.

Key is filing insurance claims for the entire amount of its losses and is recording as a receivable on its balance sheet a portion of the amount of the insurance claims as and when they are filed. Management believes the amount being recorded as a receivable due from the insurance carriers is appropriate to reflect the collectibility risk associated with the insurance litigation; however, litigation is inherently not without risk, and any actual recovery from the litigation may be more or less than the receivable. While management does not expect an adverse decision, if a court were to make an adverse final determination, such result would cause Key to record a material one-time expense during the period when such determination is made. An adverse determination would not have a material effect on Key's financial condition, but could have a material adverse effect on Key's results of operations in the quarter it occurs.

OTHER LITIGATION. In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Key's financial condition or annual results of operations.

GUARANTEES

Key is a guarantor in various agreements with third parties. In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on Key's balance sheet for the "stand ready" obligation associated with such guarantees. The accounting for guarantees existing at December 31, 2002, was not revised. Thus, the stand ready obligation related to the majority of Key's guarantees was not recorded on the balance sheet at December 31, 2002. Additional information pertaining to Interpretation No. 45 is summarized in Note 1 ("Basis of Presentation") under the heading "Accounting Pronouncements Adopted in 2003" on page 9. The following table shows the types of guarantees (as defined by Interpretation No. 45) that Key had outstanding at March 31, 2003.

                                                                            MAXIMUM POTENTIAL
                                                                              UNDISCOUNTED          LIABILITY
in millions                                                                 FUTURE PAYMENTS          RECORDED
-------------------------------------------------------------------------------------------------------------
Financial Guarantees:
  Standby letters of credit                                                       $4,671               $  5
  Credit enhancement for asset-backed commercial paper conduit                        68                 --
  Recourse agreement with FNMA                                                       273                  4
  Return guaranty agreement with LIHTC investors                                     834                 33
  Default guarantees                                                                   9                 --
  Written interest rate caps (a)                                                      42                 21
-------------------------------------------------------------------------------------------------------------
    Total                                                                         $5,897               $ 63
                                                                                  ======               ====
-------------------------------------------------------------------------------------------------------------

(a) As of March 31, 2003, the weighted average interest rate of written interest rate caps was 1.4%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

STANDBY LETTERS OF CREDIT. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key's lines of business to address clients' financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2003, Key's standby letters of credit had a remaining weighted average life of approximately 2 years, with remaining actual lives ranging from less than 1 year to as many as 17 years.

CREDIT ENHANCEMENT FOR ASSET-BACKED COMMERCIAL PAPER CONDUIT. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit, which is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until September 26, 2003, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors.

At March 31, 2003, Key's funding requirement under the credit enhancement facility totaled $59 million. However, there were no drawdowns under the facility during the three-month period ended March 31, 2003. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Key's commitments to provide increased credit enhancement to the conduit are periodically evaluated by management.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION. KBNA participates as a lender in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a condition to FNMA's delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At March 31, 2003, the outstanding commercial mortgage loans in this program had a weighted average remaining term of 10 years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.4 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to 20% of the principal balance of loans outstanding at March 31, 2003. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

RETURN GUARANTEE AGREEMENT WITH LOW-INCOME HOUSING TAX CREDIT ("LIHTC") INVESTORS. Key Affordable Housing Corporation ("KAHC"), a subsidiary of KBNA, offers limited partnership interests to qualified investors. Unconsolidated partnerships formed by KAHC invest in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is dependent on the financial performance of the property and the property's ability to maintain its LIHTC status throughout the fifteen-year compliance period. If these two conditions are not achieved, Key is obligated to make any necessary payments to investors to provide the guaranteed return. KAHC has the ability to affect changes in the management of the properties to improve performance. However, other than the underlying income stream from the properties, no recourse or collateral would be available to offset the guarantee obligation. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties.

As shown in the preceding table, KAHC had established a reserve in the amount of $33 million at March 31, 2003, which management believes will be sufficient to cover estimated future obligations under the guarantees. In accordance with Interpretation No. 45, for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, the amount of all fees received in consideration for the guarantee has been recognized as the fair value stand ready obligation.

VARIOUS TYPES OF DEFAULT GUARANTEES. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to pay all or a portion of the subject indebtedness and/or related interest. These guarantees are generally undertaken when Key is supporting or protecting its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than 1 year to as many as 19 years. Although no collateral is held, Key would have recourse against the debtors for any payments made under these default guarantees.

WRITTEN INTEREST RATE CAPS. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key. These caps are purchased by clients to limit their exposure to interest rate increases and at March 31, 2003, had a weighted average life of approximately 8.0 years.

Key is obligated to pay the interest rate counterparty if the applicable benchmark interest rate exceeds a specified level (known as the "strike rate"). These instruments are accounted for as derivatives with the fair value liability recorded in "other liabilities" on the balance sheet. Key's potential amount of future payments under these obligations is mitigated by the fact that the company enters into offsetting positions with third parties.

OTHER OFF-BALANCE SHEET RISK

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45 and from other relationships.

LIQUIDITY FACILITIES THAT SUPPORT ASSET-BACKED COMMERCIAL PAPER CONDUITS. Key provides liquidity to all or a portion of two separate asset-backed commercial paper conduits that are owned by third parties and administered by unaffiliated financial institutions. These liquidity facilities obligate Key through February 15, 2005, to provide funding if such is required as a result of a disruption in the markets or other factors. Additional information about these asset-backed commercial paper conduits is summarized in Note 1 ("Basis of Presentation"), which begins on page 7 and in Note 7 ("Variable Interest Entities"), which begins on page 19.

Key provides liquidity to the conduits in the form of committed facilities of $1.7 billion. The amount available to be drawn on these facilities was $700 million at March 31, 2003. However, there were no drawdowns under either of the committed facilities at that time. Of the $1.7 billion of liquidity facility commitments, $107 million is associated with a conduit program that is in the process of being liquidated. Therefore, Key's commitment will decrease as the assets in this conduit program decrease. Key's commitments to provide liquidity are periodically evaluated by management.

INDEMNIFICATIONS PROVIDED IN THE ORDINARY COURSE OF BUSINESS. Key provides certain indemnifications primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with purchases and sales of businesses, loan sales and other ongoing activities. Management's past experience with these indemnifications has been that the amounts paid, if any, have not had a significant effect on Key's financial condition or results of operations.

INTERCOMPANY GUARANTEES. KeyCorp and primarily KBNA are parties to various guarantees that are undertaken to facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, investments and securities, and certain leasing transactions involving clients.

RELATIONSHIP WITH MASTERCARD INTERNATIONAL INC. AND VISA U.S.A. INC. KBNA and Key Bank USA are members of MasterCard International Inc. ("MasterCard") and Visa U.S.A. Inc. ("Visa"). MasterCard's charter documents and bylaws state that MasterCard may assess its members for certain liabilities that it incurs, including litigation liabilities. Visa's charter documents state that Visa may fix fees payable by members in connection with Visa's operations. We understand that descriptions of significant pending lawsuits and MasterCard's and Visa's positions regarding the potential impact of those lawsuits on members are set forth on MasterCard's and Visa's respective websites, as well as in MasterCard's public filings with the Securities and Exchange Commission. Key is not a party to any significant litigation by third parties against MasterCard or Visa.

According to published reports, on or about April 30, 2003, MasterCard and Visa agreed independently to settle a lawsuit that was brought against them by Wal-mart Stores Inc. and many other retailers. The lawsuit alleged that MasterCard and Visa violated federal antitrust laws by conspiring to monopolize the debit card services market and by requiring merchants that accept certain of their debit and credit card services to also accept their higher priced "off-line," signature-verified debit card services. The final terms of the settlement agreements entered into by MasterCard and Visa are not yet publicly available. However, based on information available to Key, management believes that the settlement will result in the reduction of fees earned from off-line debit card transactions. Management estimates that the impact of the settlement on

Key will be a reduction of less than $10 million of pre-tax net income for the balance of 2003 and less than $25 million of pre-tax net income in 2004. This estimate is subject to change once the final terms of the settlement are known and management evaluates alternative actions that may be available to it in response to the settlement.

                     11. DERIVATIVES AND HEDGING ACTIVITIES

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

At March 31, 2003, Key had $865 million of derivative assets and $149 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, the fair value of derivative assets and liabilities classified as trading derivatives totaled $1.5 billion and $1.4 billion, respectively. Derivative assets and liabilities are recorded in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet.

Key uses a fair value hedging strategy to modify its exposure to interest rate risk and a cash flow hedging strategy to reduce the potential adverse impact of interest rate increases on future interest expense. For more information about these asset and liability management strategies used to modify Key's exposure to interest rate risk, see Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

The change in "accumulated other comprehensive income (loss)" resulting from cash flow hedges is as follows:

                                                                              RECLASSIFICATION
                                             DECEMBER 31,         2003           OF GAINS TO      MARCH 31,
in millions                                      2002       HEDGING ACTIVITY      NET INCOME        2003
-----------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
 (loss) resulting from cash flow hedges         $  6              $ 20              $  (7)         $  19
-----------------------------------------------------------------------------------------------------------

Key expects to reclassify an estimated $8 million of net gains on derivative instruments from "accumulated other comprehensive income (loss)" to earnings during the next twelve months. Reclassifications will coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans.

TRADING PORTFOLIO

Key's trading portfolio includes:

- interest rate swap contracts entered into to accommodate the needs of clients;

- positions with third parties that are intended to offset or mitigate the interest rate risk of client positions;

- foreign exchange forward contracts entered into to accommodate the needs of clients; and

-        proprietary trading positions in financial assets and liabilities.

Adjustments to the fair value of these instruments are included in "investment banking and capital markets income" on the income statement. Additional information pertaining to these instruments is summarized in Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

The following table shows trading income recognized on interest rate swaps and foreign exchange forward contracts.

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
in millions                                    2003              2002
------------------------------------------------------------------------
Interest rate swap contracts                   $  4              $  4
Foreign exchange forward contracts                7                10
------------------------------------------------------------------------

COUNTERPARTY CREDIT RISK

Swaps and caps present credit risk because the counterparty may not meet the terms of the contract. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

Key uses two additional precautions to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the related contracts with the same counterparty in the event of default. Second, Credit Administration monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key's total credit exposure and whether it is advisable to demand collateral.

At March 31, 2003, Key was party to interest rate swaps and caps with 54 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate credit exposure of $122 million (net of collateral of $509 million) on these instruments to 31 of the counterparties. The largest credit exposure to an individual counterparty amounted to approximately $21 million.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of March 31, 2003 and 2002, and the related condensed consolidated statements of income, changes in shareholders' equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Key as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for the year then ended (not presented herein) and in our report dated January 13, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          /s/ Ernst & Young LLP

Cleveland, Ohio
April 14, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2003 and 2002. Some tables may cover more periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 28.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Key's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect management's view of the most appropriate manner in which to record and report Key's overall financial performance. All accounting policies are important, and all policies described in Note 1 ("Summary of Significant Accounting Policies"), which begins on page 57 of Key's 2002 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key's financial performance is recorded and reported.

In management's opinion, some accounting policies are more likely than others to have a significant effect on Key's financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance or require management to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For Key, the areas that rely most heavily on the use of assumptions and estimates include accounting for the allowance for loan losses, loan securitizations, contingent liabilities and guarantees, principal investments, goodwill, and pension and other postretirement obligations. A brief discussion of each of these areas appears below.

ALLOWANCE FOR LOAN LOSSES. Management determines probable losses inherent in Key's loan portfolio (which represents by far the largest category of assets on Key's balance sheet) and establishes an allowance that is sufficient to absorb those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. Nonetheless, if management's underlying assumptions prove to be inaccurate, the allowance for loan losses would have to be adjusted. Our accounting policy related to the allowance is disclosed in Note 1 under the heading "Allowance for Loan Losses" on page 58 of the Annual Report.

LOAN SECURITIZATIONS. Key securitizes certain types of loans and accounts for such transactions as sales when the criteria set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" are met. If future events were to preclude accounting for such transactions as sales, the loans would have to be placed back on Key's balance sheet. This could have a potentially adverse effect on Key's capital ratios and other unfavorable financial implications. In addition, determining the gain or loss resulting from securitization transactions and the subsequent carrying amount of retained interests is dependent on underlying assumptions made by management, the most significant of which are described in Note 8 ("Loan Securitizations and Variable Interest Entities"), which begins on page 70 of the Annual Report. The use of alternative ranges of possible outcomes for these assumptions would change the amount of the initial gain or loss recognized. It could also result in changes in the carrying amount of retained interests, with related effects on results of operations. Our accounting policy related to loan securitizations is disclosed in Note 1 under the heading "Loan Securitizations" on page 59 of the Annual Report.

CONTINGENT LIABILITIES AND GUARANTEES. Contingent liabilities arising from litigation, guarantees in various agreements with third parties in which Key is a guarantor and the potential effects of these items on Key's results of operations, are summarized in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 23.

Since Key records a liability for only the fair value of the obligation to stand ready to perform over the term of a guarantee, the risk exists that potential future payments that would be made by Key in the event of a default by a third party could exceed the liability recorded on Key's balance sheet. See Note 10 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that Key had outstanding at March 31, 2003.

In the normal course of business, Key is routinely subject to examinations and challenges from tax authorities regarding the amount of taxes due in connection with investments and business activities. Currently, the Internal Revenue Service is challenging Key's tax treatment of certain leveraged lease investments. This and other challenges by tax authorities may result in adjustments to the timing or amount of Key's taxable income or deductions or the allocation of income among tax jurisdictions. Management believes these challenges will be resolved without having any material effect on Key's financial condition or results of operations.

VALUATION METHODOLOGIES. Valuation methodologies employed by management often involve a significant degree of judgment, particularly when there are no observable liquid markets for the items being valued. The outcome of valuations performed by management have a direct bearing on the carrying amounts of certain assets and liabilities, such as principal investments, goodwill, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, repayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could have material positive or negative effects on Key's results of operations.

The valuation methodology management uses for principal investments is summarized in Note 21 ("Fair Value Disclosures of Financial Instruments") on page 86 of the Annual Report and the methodology used in the testing for goodwill impairment is summarized in Note 1 under the heading "Goodwill and Other Intangible Assets" on page 59 of the Annual Report. The primary assumptions used in determining Key's pension and other postretirement benefit obligations and related expenses are presented in Note 16 ("Employee Benefits"), which begins on page 78 of the Annual Report.

When a potential asset impairment is identified through testing, observable changes in liquid markets or other means, management must also exercise judgment in determining the nature of the potential impairment (i.e., whether the impairment is temporary or other than temporary) in order to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders' equity, whereas those deemed "other than temporary" are recorded in earnings.

REVENUE RECOGNITION

Corporate improprieties related to revenue recognition have received a great deal of attention by regulatory authorities and the news media. Although all companies face the risk of intentional or unintentional misstatements, such misstatements are less likely in the financial services industry because most of the revenue (i.e., interest accruals) recorded is driven by nondiscretionary formulas based on written contracts, such as loan agreements.

TERMINOLOGY

This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

-        KEYCORP refers solely to the parent holding company.

-        KBNA refers to Key's lead bank, KeyBank National Association.

- KEY refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

- A KEYCENTER is one of Key's full-service retail banking facilities or branches.

- Key engages in CAPITAL MARKETS ACTIVITIES. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients' financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients' needs and to benefit from fluctuations in exchange rates).

- All earnings per share data included in this discussion are presented on a DILUTED basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options. Some of the financial information tables also include BASIC earnings per share, which takes into account only common shares outstanding.

- For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company's TOTAL RISK-BASED CAPITAL must qualify as TIER 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled "Capital," which begins on page 62.

- When we want to draw your attention to a particular item in Key's Notes to Consolidated Financial Statements, we refer to NOTE ___, giving the particular number, name and starting page number.

FORWARD-LOOKING STATEMENTS

This report may contain "forward-looking statements" about issues like anticipated earnings, anticipated levels of net loan charge-offs and nonperforming assets, anticipated improvement in profitability and competitiveness and long-term goals. These statements usually can be identified by the use of forward-looking language such as "our goal," "our objective," "our plan," "will likely result," "will be," "are expected to," "as planned," "is anticipated," "intends to," "is projected," or similar words. Forward-looking statements by their nature are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following, actual results could differ materially from those contained in or implied by the forward-looking statements.

- Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

- If the economy or segments of the economy fail to recover or, decline further, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

- The stock and bond markets could suffer additional declines or disruptions, which may have adverse effects on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

- It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

- Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

- We may become subject to new legal obligations, or the resolution of pending litigation may have an adverse effect on our financial results.

- Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

- We may become subject to new accounting, tax, or regulatory practices or requirements.

HIGHLIGHTS OF KEY'S PERFORMANCE

FINANCIAL PERFORMANCE

The primary measures of Key's financial performance for the first quarters of 2003 and 2002 are summarized below.

- Net income for the first quarter of 2003 was $217 million, or $.51 per common share. These results compare with $240 million, or $.56 per share, for the first three months of 2002.

- Key's return on average equity for the first quarter of 2003 was 12.91%, down from 15.53% for the year-ago quarter.

- Key's first quarter return on average total assets was 1.05%, compared with 1.20% for the first quarter of last year.

Key's first quarter results fell short of our expectations, reflecting continued weakness in the economy. Growing revenue under such conditions has proven difficult for Key. Contracting interest rate spreads and continuing soft loan demand are negatively affecting net interest income, while continued pressure on market-sensitive businesses is adversely affecting noninterest income.

In this challenging environment, Key has continued to focus successfully on controlling expenses and growing core deposits. Expenses were below the first quarter 2002 level and were down an annualized 7% from the prior quarter. Average core deposits grew 8% from the year-ago quarter and an annualized 12% from the fourth quarter of 2002.

In addition, the level of Key's nonperforming loans declined for the second consecutive quarter and net loan charge-offs fell to their lowest level since the first quarter of 2001.

We expect the economy to continue posing a significant challenge. While it's a difficult environment in which to predict future earnings, we expect modest improvement in the second quarter. For the full year, we expect earnings per share to be in the range of $2.15 to $2.30. We will continue to focus on expense control, deposit growth and asset quality improvement so that we are well positioned for the eventual economic rebound.

The primary reasons that Key's specific revenue and expense components changed from those of the first quarter of 2002 are reviewed in detail in the remainder of this discussion.

Figure 1 on page 35 summarizes Key's financial performance for each of the past five quarters.

LONG-TERM GOALS

Our long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 7% to 8%.

CORPORATE STRATEGY

Our strategy for achieving our long-term goals comprises the following five primary elements:

- FOCUS ON OUR CORE BUSINESSES. We intend to focus on businesses that enable us to build relationships with our clients. We will focus on our "footprint" businesses that serve individuals, small businesses and middle market companies. In addition, we intend to focus nationwide on our commercial real estate lending, asset management, home equity lending and equipment leasing businesses. These are businesses in which we believe we possess resources of the scale necessary to compete nationally.

- PUT OUR CLIENTS FIRST. We will work to deepen our relationship with our existing clients, and to build relationships with new clients who have the potential to purchase multiple products and services or to generate repeat business. One way in which we are pursuing this goal is by emphasizing deposit growth across all of our lines of business.

         We also want to ensure that our clients are receiving a distinctive level of service, so we are putting considerable effort into enhancing our service quality.

- ENHANCE OUR BUSINESS. We intend to build on the success of our competitiveness initiative by pursuing a continuous improvement process. We will continue to focus on increasing revenues, controlling expenses and better serving our clients, and we will also continue to leverage technology - both to reduce costs and to enhance service quality. Over time, we also intend to diversify our revenue mix by emphasizing the growth of fee income while investing in higher-growth and higher-return businesses.

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

- ENHANCE PERFORMANCE MEASUREMENT. We will continue to refine and to rely upon performance measurement mechanisms that help us ensure that we are maximizing returns for our shareholders, that those returns are appropriate considering the inherent levels of risk involved and that our incentive compensation plans are commensurate with the contributions made to our profitability.

                        FIGURE 1. SELECTED FINANCIAL DATA

                                                    2003                               2002
                                                 -----------    -----------------------------------------------
dollars in millions, except per share amounts       FIRST         FOURTH        THIRD       SECOND      FIRST
---------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Interest income                                  $     1,021    $    1,077    $   1,095    $  1,102    $  1,092
Interest expense                                         340           365          395         419         438
Net interest income                                      681           712          700         683         654
Provision for loan losses                                130           147          135         135         136
Noninterest income                                       397           446          432         448         443
Noninterest expense                                      657           668          659         665         661
Income before income taxes                               291           343          338         331         300
Net income                                               217           245          245         246         240
---------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                       $       .51    $      .58    $     .57    $    .58    $    .56
Net income--  assuming dilution                          .51           .57          .57         .57         .56
Cash dividends paid                                     .305           .30          .30         .30         .30
Book value at period end                               16.32         16.12        15.66       15.46       15.05
Market price:
  High                                                 27.11         26.75        27.35       29.40       27.26
  Low                                                  22.31         21.25        20.96       25.95       22.92
  Close                                                22.56         25.14        24.97       27.30       26.65
Weighted average common shares (000)                 425,275       424,578      426,274     426,092     424,855
Weighted average common shares and
  potential common shares (000)                      428,090       429,531      431,326     431,935     430,019
---------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                            $    62,719    $   62,457    $  62,951    $ 63,881    $ 63,956
Earning assets                                        75,113        73,635       72,548      72,820      72,382
Total assets                                          86,490        85,202       83,518      82,778      81,359
Deposits                                              50,455        49,346       44,610      44,805      43,233
Long-term debt                                        16,269        15,605       16,276      16,895      15,256
Shareholders' equity                                   6,898         6,835        6,654       6,592       6,402
---------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                          1.05 %        1.17 %       1.19 %      1.21 %      1.20 %
Return on average equity                               12.91         14.46        14.74       15.16       15.53
Net interest margin (taxable equivalent)                3.86          3.98         3.99        3.98        3.93
---------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                        7.98 %        8.02 %       7.97 %      7.96 %      7.87 %
Tangible equity to tangible assets                      6.71          6.73         6.71        6.69        6.57
Tier 1 risk-based capital                               8.22          8.09         8.34        8.23        7.92
Total risk-based capital                               12.62         12.51        12.69       12.29       12.02
Leverage                                                8.12          8.15         8.15        8.14        8.13
---------------------------------------------------------------------------------------------------------------
OTHER DATA
Average full-time equivalent employees                20,447        20,485       20,802      20,903      21,079
KeyCenters                                               911           910          903         905         911
---------------------------------------------------------------------------------------------------------------

LINE OF BUSINESS RESULTS

This section summarizes the financial performance and related strategic developments of each of Key's three major business groups: Consumer Banking, Corporate and Investment Banking and Investment Management Services. To better understand this discussion, see Note 4 ("Line of Business Results"), which begins on page 12. Note 4 includes a brief description of the products and services offered by each of the three major business groups, more detailed financial information pertaining to the groups and their respective lines of business and brief descriptions of "Other Segments" and "Reconciling Items" presented in Figure 2.

Figure 2 summarizes the contribution made by each major business group to Key's taxable-equivalent revenue and net income for the first quarters of 2003 and 2002. Key's line of business results for both quarters reflect a new organizational structure that took effect earlier this year.

   FIGURE 2. MAJOR BUSINESS GROUPS - TAXABLE-EQUIVALENT REVENUE AND NET INCOME

                                               THREE MONTHS ENDED MARCH 31,             CHANGE
                                               ----------------------------     ----------------------
dollars in millions                               2003              2002         AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
Consumer Banking                               $      564        $      551     $     13           2.4 %
Corporate and Investment Banking                      389               405          (16)         (4.0)
Investment Management Services                        192               213          (21)         (9.9)
Other Segments                                        (25)              (6)          (19)       (316.7)
------------------------------------------------------------------------------------------------------
  Total segments                                    1,120             1,163          (43)         (3.7)
Reconciling items                                     (20)              (18)          (2)        (11.1)
------------------------------------------------------------------------------------------------------
  Total                                        $    1,100        $    1,145     $    (45)         (3.9)%
                                               ==========        ==========     ========

Net income (loss)
Consumer Banking                               $       96        $       81     $     15          18.5 %
Corporate and Investment Banking                      106               114           (8)         (7.0)
Investment Management Services                         20                23           (3)        (13.0)
Other Segments                                        (10)                3          (13)          N/M
------------------------------------------------------------------------------------------------------
  Total segments                                      212               221           (9)         (4.1)
Reconciling items                                       5                19          (14)        (73.7)
------------------------------------------------------------------------------------------------------
  Total                                        $      217        $      240     $    (23)         (9.6)%
                                               ==========        ==========     ========
------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

CONSUMER BANKING

As shown in Figure 3, net income for Consumer Banking was $96 million for the first quarter of 2003, representing a $15 million increase from the year-ago quarter. The improvement was attributable to an increase in taxable-equivalent net interest income, a lower provision for loan losses and a reduction in noninterest expense. These positive results were partially offset by a decline in noninterest income.

Taxable-equivalent net interest income grew by $16 million, or 4%, from the first quarter of 2002, due largely to a more favorable deposit mix and a 4% increase in average loans outstanding, primarily in the home equity and commercial portfolios. These positive results were offset in part by a decline in yield-related loan fees in the Indirect Lending unit.

Noninterest income decreased by $3 million, or 3%, due primarily to an aggregate $6 million reduction in service charges on deposit accounts generated by the Retail Banking and Small Business lines of business.

 The decrease in deposit service charges reflects the introduction of free checking products during the second half of 2002. In addition, the year-ago quarter included a $6 million gain recorded in connection with the change in control of the majority interest in a merchant credit card processing affiliate in which Key is part owner. The overall reduction in noninterest income was moderated, however, by an $8 million increase in net gains from loan sales in the National Home Equity unit.

Noninterest expense decreased by $8 million, or 2%, from the first quarter of 2002. This decrease includes lower costs for software amortization, collections and mortgage loan processing activities, partially offset by higher personnel expense.

The provision for loan losses decreased by $3 million, or 4%, reflecting a lower level of net charge-offs, primarily in the Indirect Lending unit. This improvement was largely the result of Key's decision in 2001 to exit the automobile leasing business and to de-emphasize indirect prime automobile lending.

                           FIGURE 3. CONSUMER BANKING

                                                       THREE MONTHS ENDED MARCH 31,               CHANGE
                                                       ----------------------------     --------------------------
dollars in millions                                        2003            2002          AMOUNT            PERCENT
------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net interest income (TE)                               $   450         $    434       $     16             3.7 %
  Noninterest income                                         114              117             (3)           (2.6)
----------------------------------------------------------------------------------------------------------------
  Total revenue (TE)                                         564              551             13             2.4
  Provision for loan losses                                   78               81             (3)           (3.7)
  Noninterest expense                                        333              341             (8)           (2.3)
----------------------------------------------------------------------------------------------------------------
  Income before income taxes (TE)                            153              129             24            18.6
  Allocated income taxes and TE adjustments                   57               48              9            18.8
----------------------------------------------------------------------------------------------------------------
  Net income                                             $    96         $     81       $     15            18.5 %
                                                         =======         ========       ========

  Percent of consolidated net income                          44 %             34 %          N/A             N/A

AVERAGE BALANCES
  Loans                                                  $28,434         $ 27,318       $  1,116             4.1 %
  Total assets                                            30,863           29,660          1,203             4.1
  Deposits                                                34,360           34,311             49              .1
----------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable

                                                          THREE MONTHS ENDED MARCH 31,                 CHANGE
                                                          ----------------------------      ---------------------------
ADDITIONAL CONSUMER BANKING DATA
dollars in billions                                         2003             2002             AMOUNT            PERCENT
-----------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSITS OUTSTANDING
Noninterest-bearing                                      $    5,298      $       4,953      $      345            7.0 %
Money market deposit accounts and other savings              14,544             12,910           1,634           12.7
Time                                                         14,518             16,448          (1,930)         (11.7)
-----------------------------------------------------------------------------------------------------------------------
  Total deposits                                         $   34,360      $      34,311      $       49             .1 %
                                                         ==========      =============      ==========
-----------------------------------------------------------------------------------------------------------------------

HOME EQUITY LOANS
Retail Banking and Small Business
---------------------------------
  Average balance                                              $7.7               $6.0
  Average loan-to-value ratio                                    72 %               72 %
  Percent first lien positions                                   53                 44
National Home Equity
--------------------
  Average balance                                              $5.0               $4.8
  Average loan-to-value ratio                                    78 %               77 %
  Percent first lien positions                                   82                 83
--------------------------------------------------------------------------------------
OTHER DATA
On-line clients / percent penetration                    623,039/33 %       450,762/26 %
KeyCenters                                                      911                911
Automated teller machines                                     2,179              2,329
--------------------------------------------------------------------------------------

CORPORATE AND INVESTMENT BANKING

As shown in Figure 4, net income for Corporate and Investment Banking was $106 million for the first quarter of 2003, compared with $114 million for the same period last year. The decrease was due to reductions in both taxable-equivalent net interest income and noninterest income. These negative changes were offset in part by a lower provision for loan losses, while noninterest expense was essentially unchanged.

Taxable-equivalent net interest income decreased by $5 million, or 2%, from the first quarter of 2002 as the negative effect of declines in average loans outstanding and yield-related loan fees more than offset the positive effect of deposit growth.

Noninterest income decreased by $11 million, or 9%, due primarily to lower income from investment banking and capital markets activities (down $9 million) and service charges on deposit accounts (down $2 million), both in the Corporate Banking line of business. These negative changes were partially offset by increases in gains from the residual values of leased equipment in Key Equipment Finance and non-yield-related loan fees in KeyBank Real Estate Capital.

Noninterest expense decreased by $1 million, or less than 1%, as higher professional fees in the Key Equipment Finance and Corporate Banking lines were more than offset by decreases in various indirect charges.

The provision for loan losses decreased by $2 million, or 4%, reflecting a lower level of net charge-offs in Corporate Banking and Key Equipment Finance.

                   FIGURE 4. CORPORATE AND INVESTMENT BANKING

                                                          THREE MONTHS ENDED MARCH 31,               CHANGE
                                                          ----------------------------       ----------------------
dollars in millions                                        2003               2002            AMOUNT        PERCENT
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net interest income (TE)                                $   279          $     284         $    (5)        (1.8)%
  Noninterest income                                          110                121             (11)        (9.1)
-----------------------------------------------------------------------------------------------------------------
  Total revenue (TE)                                          389                405             (16)        (4.0)
  Provision for loan losses                                    50                 52              (2)        (3.8)
  Noninterest expense                                         169                170              (1)         (.6)
-----------------------------------------------------------------------------------------------------------------
  Income before income taxes (TE)                             170                183             (13)        (7.1)
  Allocated income taxes and TE adjustments                    64                 69              (5)        (7.2)
-----------------------------------------------------------------------------------------------------------------
  Net income                                              $   106          $     114         $    (8)        (7.0)%
                                                          =======          =========         =======

  Percent of consolidated net income                           49 %               48 %           N/A          N/A

AVERAGE BALANCES
  Loans                                                   $28,385          $  29,842         $(1,457)        (4.9)%
  Total assets                                             32,822             33,060            (238)         (.7)
  Deposits                                                  4,039              3,134             905         28.9
-----------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable

INVESTMENT MANAGEMENT SERVICES

As shown in Figure 5, net income for Investment Management Services was $20 million for the first quarter of 2003, down from $23 million in the first quarter of last year. The decrease was attributable to a significant reduction in noninterest income. This reduction more than offset an increase in taxable-equivalent net interest income and decreases in both noninterest expense and the provision for loan losses.

Taxable-equivalent net interest income increased by $6 million, or 11%, from the first quarter of 2002. The growth was due primarily to improved interest rate spreads on both earning assets and borrowings, along with a significant increase in average deposits.

Noninterest income decreased by $27 million, or 17%, as market-sensitive businesses continue to be adversely affected by the weak economy. The reduction was due primarily to an aggregate decline of $27 million in trust and investment services income in the McDonald Financial Group and in Victory Capital Management. This decline was largely attributable to a decrease in the market value of assets under management. In addition, net asset outflows resulted from the June 2002 sale of Key's 401(k) recordkeeping business. Funds that clients elected to move from money market funds under management to an FDIC insured deposit account with Key also contributed to the decline in assets under management.

Noninterest expense decreased by $15 million, or 9%, due primarily to lower variable compensation expense associated with revenue generation, a reduction in depreciation expense related to equipment, lower costs for software amortization and declines in various indirect charges.

                    FIGURE 5. INVESTMENT MANAGEMENT SERVICES

                                                          THREE MONTHS ENDED MARCH 31,              CHANGE
                                                          ----------------------------     -----------------------
dollars in millions                                        2003               2002          AMOUNT         PERCENT
------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net interest income (TE)                                $    59          $      53      $      6           11.3 %
  Noninterest income                                          133                160           (27)         (16.9)
-----------------------------------------------------------------------------------------------------------------
  Total revenue (TE)                                          192                213           (21)          (9.9)
  Provision for loan losses                                     2                  3            (1)         (33.3)
  Noninterest expense                                         158                173           (15)          (8.7)
-----------------------------------------------------------------------------------------------------------------
  Income before income taxes (TE)                              32                 37            (5)         (13.5)
  Allocated income taxes and TE adjustments                    12                 14            (2)         (14.3)
-----------------------------------------------------------------------------------------------------------------
  Net income                                              $    20          $      23      $     (3)         (13.0)%
                                                          =======          =========      ========

  Percent of consolidated net income                            9 %               10 %         N/A            N/A

AVERAGE BALANCES

  Loans                                                   $ 4,958          $   4,699      $    259            5.5 %
  Total assets                                              5,913              5,771           142            2.5
  Deposits                                                  5,216              3,671         1,545           42.1
-----------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable


ADDITIONAL INVESTMENT MANAGEMENT SERVICES DATA                    MARCH 31,          DECEMBER 31,     MARCH 31,
dollars in billions                                                 2003                 2002           2002
---------------------------------------------------------------------------------------------------------------
Assets under management                                           $    60.8            $  61.7         $  72.4
Nonmanaged and brokerage assets                                        57.9               65.0            77.8
---------------------------------------------------------------------------------------------------------------

OTHER SEGMENTS

Other segments consist primarily of Treasury, Principal Investing and the net effect of funds transfer pricing. This segment generated a net loss of $10 million for the first quarter of 2003, compared with net income of $3 million for the same period last year.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Key's principal source of earnings is net interest income, which includes interest paid to Key on earning assets such as loans and securities, as well as loan-related fee income; less interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

- the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

-        the use of derivative instruments to manage interest rate risk;

-        market interest rate fluctuations; and

-        asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets, we present all net interest income on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory federal income tax rate of 35%--would yield $100. Figure 7, which spans pages 42 and 43, shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also includes a reconciliation to net interest income as reported under generally accepted accounting principles ("GAAP").

Net interest income for the first quarter of 2003 was $703 million, essentially unchanged from the year-ago quarter as the effect of a reduction in the net interest margin was offset by the positive effect of an increase in average earning assets. Key's net interest margin decreased 7 basis points to 3.86%. The net interest margin is an indicator of the profitability of the earning asset portfolio and is calculated by dividing net interest income by average earning assets. During the same period, average earning assets grew by 2% to $73.4 billion. The significant growth in Key's core deposits was a contributing factor in both developments. Over the past twelve months, the growth of core deposits has exceeded net loan growth. The excess funds have been either invested in securities or used to reduce wholesale funding. These changes in the balance sheet have placed pressure on the net interest margin; however, they have also improved Key's liquidity position.

NET INTEREST MARGIN. Key's net interest margin decreased over the past twelve months, primarily because:

- competitive market conditions precluded us from passing on the full amount of the Federal Reserve's November 2002 reduction in interest rates to clients' deposit accounts;

- we have experienced a higher level of loan refinancings and prepayments as a result of the low interest rate environment; and

- we invested more heavily in securities available for sale since opportunities to originate loans have been adversely affected by the weak economy.

INTEREST EARNING ASSETS. Average earning assets for the first quarter of 2003 totaled $73.4 billion, which was $1.4 billion, or 2%, higher than the first quarter 2002 level. This growth came principally from home equity lending and the securities-available-for-sale portfolio. During the same period, weak loan demand resulting from the general economic slowdown contributed to a decline in average commercial loans outstanding.

Over the past twelve months, the growth and composition of Key's loan portfolio has been affected by several actions:

- During the first quarter of 2003, we acquired a $311 million commercial lease financing portfolio and a $71 million commercial loan portfolio from a Canadian financial institution. The acquisition of the lease financing portfolio further diversifies our asset base and is expected to result in additional equipment financing opportunities.

- During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships. As of March 31, 2003, these portfolios, in the aggregate, have declined by approximately $3.7 billion since the date of the announcement and by approximately $1.7 billion since March 31, 2002.

- We sold commercial mortgage loans of $253 million during the first quarter of 2003 and $1.4 billion during 2002. Since some of these loans have been sold with limited recourse, Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 10 ("Contingent Liabilities and Guarantees") under the section entitled "Recourse agreement with Federal National Mortgage Association" on page 25. Our business of originating and servicing commercial mortgage loans has grown in part as a result of acquiring Conning Asset Management in the second quarter of 2002 and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

- We sold education loans of $96 million during the first quarter of 2003 and $1.1 billion ($750 million through securitizations) during 2002.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 50, contains more discussion about changes in earning assets and funding sources.

               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES

                                                   FROM THREE MONTHS ENDED MARCH 31, 2002
                                                   TO THREE MONTHS ENDED MARCH 31, 2003
                                                   --------------------------------------
                                                     AVERAGE        YIELD/        NET
in millions                                          VOLUME          RATE        CHANGE
-----------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                $   (10)     $    (96)     $   (106)
Tax-exempt investment securities                          (2)           --            (2)
Securities available for sale                             34           (22)           12
Short-term investments                                    (2)            1            (1)
Other investments                                          1            (1)           --
-----------------------------------------------------------------------------------------
  Total interest income (taxable equivalent)              21          (118)          (97)

INTEREST EXPENSE
NOW and money market deposit accounts                      8             2            10
Certificates of deposit ($100,000 or more)                 2           (11)           (9)
Other time deposits                                      (17)          (42)          (59)
Deposits in foreign office                                (2)           (2)           (4)
-----------------------------------------------------------------------------------------
  Total interest-bearing deposits                         (9)          (53)          (62)
Federal funds purchased and securities sold
     under repurchase agreements                          (1)           (6)           (7)
Bank notes and other short-term borrowings               (11)           --           (11)
Long-term debt, including capital securities              10           (28)          (18)
-----------------------------------------------------------------------------------------
  Total interest expense                                 (11)          (87)          (98)
-----------------------------------------------------------------------------------------
  Net interest income (taxable equivalent)           $    32      $    (31)     $      1
                                                     =======      ========      ========
-----------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

     FIGURE 7. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                          FIRST QUARTER 2003                       FOURTH QUARTER 2002
                                                  ---------------------------------     -------------------------------------
                                                  AVERAGE                    YIELD/         AVERAGE                    YIELD/
dollars in millions                               BALANCE      INTEREST       RATE          BALANCE      INTEREST       RATE
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
  Commercial, financial and agricultural          $17,221      $    206        4.86 %       $17,362      $    220        5.01 %
  Real estate-- commercial mortgage                 6,034            82        5.49           6,168            88        5.66
  Real estate-- construction                        5,683            72        5.16           5,856            78        5.27
  Commercial lease financing                        7,790           123        6.30           7,356           112        6.13
-----------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                        36,728           483        5.31          36,742           498        5.39
  Real estate-- residential                         1,904            32        6.66           2,029            33        6.72
  Home equity                                      14,005           217        6.29          13,649           226        6.55
  Consumer-- direct                                 2,129            40        7.68           2,153            44        8.17
  Consumer--indirect lease financing                  772            18        9.40           1,001            24        9.42
  Consumer-- indirect other                         4,917           107        8.74           5,117           116        9.05
-----------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                          23,727           414        7.05          23,949           443        7.36
  Loans held for sale                               2,390            28        4.70           1,986            26        5.28
-----------------------------------------------------------------------------------------------------------------------------
     Total loans                                   62,845           925        5.95          62,677           967        6.14
Taxable investment securities                           2            --        8.43               1            --        8.85
Tax-exempt investment securities(a)                   125             3        8.89             132             3        9.32
-----------------------------------------------------------------------------------------------------------------------------
     Total investment securities                      127             3        8.88             133             3        9.31
Securities available for sale(a,c)                  7,790           101        5.21           7,598           106        5.60
Short-term investments                              1,706             8        1.87           1,240             7        2.12
Other investments(c)                                  956             6        2.46             906             6        2.39
-----------------------------------------------------------------------------------------------------------------------------
     Total earning assets                          73,424         1,043        5.73          72,554         1,089        5.97
Allowance for loan losses                          (1,438)                                   (1,471)
Accrued income and other assets                    11,928                                    11,652
-----------------------------------------------------------------------------------------------------------------------------
                                                  $83,914                                   $82,735
                                                  =======                                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW and money market deposit accounts             $16,747            42        1.03         $15,131            40        1.03
Savings deposits                                    2,043             3         .60           1,981             4         .63
Certificates of deposit ($100,000 or more)(d)       4,654            48        4.20           4,741            51        4.29
Other time deposits                                11,799            90        3.09          12,213           101        3.29
Deposits in foreign office                          1,719             5        1.24           1,974             6        1.43
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits               36,962           188        2.07          36,040           202        2.22
Federal funds purchased and securities
  sold under repurchase agreements                  5,220            16        1.26           5,502            20        1.44
Bank notes and other short-term borrowings (d)      2,382            16        2.75           2,192            14        2.53
Long-term debt, including capital securities (d)   17,278           120        2.90          17,040           129        3.09
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities            61,842           340        2.25          60,774           365        2.40
Noninterest-bearing deposits                        9,788                                     9,926
Accrued expense and other liabilities               5,465                                     5,314
Shareholders' equity                                6,819                                     6,721
-----------------------------------------------------------------------------------------------------------------------------
                                                  $83,914                                   $82,735
                                                  =======                                   =======

Interest rate spread (TE)                                                      3.48 %                                    3.57 %
-----------------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
  interest margin (TE)                                              703        3.86 %                         724        3.98 %
                                                                               ====                                      ====
TE adjustment(a)                                                     22                                        12
-----------------------------------------------------------------------------------------------------------------------------
Net interest income, GAAP basis                                $    681                                  $    712
                                                               ========                                  ========
Capital securities                               $  1,254      $     18                     $ 1,233      $     18

-----------------------------------------------------------------------------------------------------------------------------

(a) Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b) For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)  Yield is calculated on the basis of amortized cost.

(d) Rate calculation excludes basis adjustments related to fair value hedges. See Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's Annual Report to Shareholders, for an explanation of fair value hedges.

TE = Taxable Equivalent

     FIGURE 7. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
                                  (CONTINUED)

         THIRD QUARTER 2002                    SECOND QUARTER 2002                FIRST QUARTER 2002
-----------------------------------    -------------------------------      -------------------------------
 Average                    Yield/       Average                Yield/      AVERAGE                 YIELD/
 Balance      Interest       Rate        Balance    Interest     Rate       BALANCE    INTEREST     RATE
-----------------------------------------------------------------------------------------------------------
$   17,485    $    225        5.11 %   $   18,213   $    232     5.11 %     $18,016    $    230     5.18 %
     6,207          93        5.92          6,414         95     5.94         6,598          97     5.97
     5,822          79        5.37          5,870         79     5.40         5,856          79     5.49
     7,215         121        6.72          7,206        126     6.96         7,275         132     7.25
-----------------------------------------------------------------------------------------------------------
    36,729         518        5.60         37,703        532     5.65        37,745         538     5.76
     2,089          37        7.00          2,148         38     7.04         2,241          41     7.21
    13,505         222        6.52         13,072        229     7.03        11,863         212     7.26
     2,172          46        8.32          2,210         46     8.37         2,289          47     8.30
     1,264          28        8.98          1,514         33     8.84         1,852          41     8.74
     5,143         117        9.13          5,131        118     9.19         5,231         120     9.21
-----------------------------------------------------------------------------------------------------------
    24,173         450        7.41         24,075        464     7.73        23,476         461     7.91
     2,584          35        5.48          2,150         30     5.58         2,267          32     5.70
-----------------------------------------------------------------------------------------------------------
    63,486       1,003        6.29         63,928      1,026     6.43        63,488       1,031     6.55
         1          --        8.45              1         --     8.17             2          --     8.88
       166           4        8.76            205          4     8.31           219           5     8.52
-----------------------------------------------------------------------------------------------------------
       167           4        8.75            206          4     8.31           221           5     8.52
     6,424          98        6.11          6,014         96     6.40         5,379          89     6.69
     1,151           6        2.28          1,561          8     1.97         2,041           9     1.76
       855           6        2.46            870          6     3.14           852           6     2.28
-----------------------------------------------------------------------------------------------------------
    72,083       1,117        6.17         72,579      1,140     6.30        71,981       1,140     6.38
    (1,509)                                (1,579)                           (1,657)
    11,361                                 10,560                            10,547
-----------------------------------------------------------------------------------------------------------
$   81,935                             $   81,560                           $80,871
==========                             ==========                           =======

$   13,293          30         .91     $   13,232         29      .88       $13,374          32      .96
     2,002           3         .67          2,014          3      .67         1,947           3      .71
     4,886          54        4.45          4,816         56     4.69         4,516          57     5.10
    12,713         115        3.57         13,085        131     4.02        13,443         149     4.51
     2,593          12        1.76          2,638         12     1.76         2,136           9     1.69
-----------------------------------------------------------------------------------------------------------
    35,487         214        2.40         35,785        231     2.59        35,416         250     2.86

     5,483          23        1.69          5,541         24     1.71         5,584          23     1.70
     2,581          18        2.73          2,995         20     2.73         4,028          27     2.68
    17,455         140        3.25         17,230        144     3.37        16,103         138     3.46
-----------------------------------------------------------------------------------------------------------
    61,006         395        2.59         61,551        419     2.73        61,131         438     2.90
     9,177                                  8,719                             8,553
     5,159                                  4,783                             4,918
     6,593                                  6,507                             6,269
-----------------------------------------------------------------------------------------------------------
$   81,935                             $   81,560                           $80,871
==========                             ==========                           =======

                              3.58 %                             3.57 %                             3.48 %
-----------------------------------------------------------------------------------------------------------

                   722        3.99 %                     721     3.98 %                     702     3.93 %
                              ====                               ====                               ====
                    22                                    38                                 48
-----------------------------------------------------------------------------------------------------------
              $    700                              $    683                           $    654
              ========                              ========                           ========

$    1,249    $     19                 $    1,236   $     20                $ 1,298    $     21
-----------------------------------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

The values of some financial instruments vary not only with changes in market interest rates, but also with changes in foreign exchange rates, factors influencing valuations in the equity securities markets, and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. As a result, the bond will become a less attractive investment to the holder. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. The exposure that instruments tied to such external factors present is called "market risk." Most of Key's market risk is derived from interest rate fluctuations.

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

FACTORS CONTRIBUTING TO INTEREST RATE EXPOSURE. Key uses interest rate exposure models to quantify the potential impact on earnings and economic value of equity arising from a variety of possible future interest rate scenarios. The many interest rate scenarios modeled estimate the level of Key's interest rate exposure arising from option risk, basis risk and gap risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 30 of Key's 2002 Annual Report to Shareholders.

MEASUREMENT OF SHORT-TERM INTEREST RATE EXPOSURE. Key uses a net interest income simulation model to measure interest rate risk over a short time frame. These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results help Key develop strategies for managing exposure to interest rate risk.

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

Key's guidelines for risk management call for preventive measures to be taken if the simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines. Since short-term interest rates were relatively low at March 31, 2003, management modified Key's standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 50 basis points over three months and no change over the following nine months. As of March 31, 2003, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .37% if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 50 basis points over the next three months, net interest income would be expected to decrease by approximately .37% over the next twelve months.

The decline in net interest income under both of the above scenarios reflects the fact that Key is currently in a liability sensitive position when interest rates increase and an asset sensitive position when rates decrease. Key's asset sensitive position to a decrease in interest rates stems from the fact that short-term rates are at historically low levels. Consequently, the results of the simulation model reflect management's assumption that deposit rates will not decline from current levels, while interest rates on earning assets will continue to do so. To mitigate the risk of a potentially adverse effect on earnings, management is using interest rate contracts while maintaining the flexibility to lower rates on deposits, if necessary.

Key has historically been in a liability sensitive position when interest rates are rising. Management actively monitors the risk to higher rates and would endeavor to take preventive actions to ensure that net interest income at risk does not exceed guidelines established by the Asset/Liability Management Policy

Committee. Also, Key's lines of business have the ability to mitigate the negative effect on net interest income from rising interest rates by growing loans and deposits with profitable interest rate spreads.

MEASUREMENT OF LONG-TERM INTEREST RATE EXPOSURE. Key uses an economic value of equity model to complement short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than two years. The economic value of Key's equity is determined by aggregating the present value of projected future cash flows for asset, liability and derivative positions based on the current yield curve. However, economic value does not represent the fair values of asset, liability and derivative positions since it does not consider factors like credit risk and liquidity.

Key's guidelines for risk management call for preventive measures to be taken if an immediate 200 basis point increase or decrease in interest rates is estimated to reduce the economic value of equity by more than 15%. Key is operating within these guidelines. Certain short-term interest rates were limited to reductions of less than 200 basis points since interest rates cannot decrease below zero in Key's economic value of equity model.

MANAGEMENT OF INTEREST RATE EXPOSURE. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within the bounds of Key's interest rate risk, liquidity and capital guidelines. We manage interest rate risk by using portfolio swaps and caps, which modify the repricing or maturity characteristics of some of our assets and liabilities. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. A brief description of interest rate swaps and caps is included in the discussion of market risk management, which begins on page 30 of Key's 2002 Annual Report to Shareholders. For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see Note 11 ("Derivatives and Hedging Activities"), which begins on page 27.

Over the past year, we have invested more heavily in collateralized mortgage obligations as opportunities to originate loans have been adversely affected by the weak economy, while our core deposits have grown significantly. These securities, the majority of which have relatively short average lives, have been used in conjunction with swaps and caps to maintain an approximately neutral interest rate risk position.

Trading portfolio risk management

Key's trading portfolio includes:

- interest rate swap contracts entered into to accommodate the needs of clients;

- positions with third parties that are intended to offset or mitigate the interest rate risk of client positions;

- foreign exchange contracts entered into to accommodate the needs of clients, and

-        proprietary trading positions in financial assets and liabilities.

The fair values of these trading portfolio items are included in "accrued income and other assets" or "accrued expense and other liabilities" on the balance sheet. For more information about these items, see Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates, and equity prices on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At March 31, 2003, Key's aggregate daily VAR was $1.0 million, compared with $1.1 million at March 31, 2002. Aggregate daily VAR averaged $1.0 million for the first three months of 2003, compared with an average of $1.3 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the first quarter of 2003 was $397 million, representing a $46 million, or 10%, decrease from the same period last year. Continued weakness in the financial markets resulted in lower income from trust and investment services (down $26 million) and investment banking and capital markets activities (down $15 million). Net asset outflows resulting from the June 2002 sale of Key's 401(k) recordkeeping business also contributed to the decline in revenue generated from trust and investment services. Until market conditions improve, Key expects these income components to remain under pressure.

Figure 8 shows the major components of Key's noninterest income. The discussion that follows provides additional information, such as the composition of certain components and the factors that caused them to change from the prior year.

                          FIGURE 8. NONINTEREST INCOME

                                                              THREE MONTHS ENDED MARCH 31,               CHANGE
                                                             ------------------------------   ----------------------------
dollars in millions                                              2003                2002        AMOUNT            PERCENT
--------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                             $132                $158        $  (26)             (16.5)%
Service charges on deposit accounts                                92                 100            (8)              (8.0)
Investment banking and capital markets income                      34                  49           (15)             (30.6)
Letter of credit and loan fees                                     31                  28             3               10.7
Corporate-owned life insurance income                              27                  26             1                3.8
Electronic banking fees                                            19                  18             1                5.6
Net securities gains                                                4                  --             4                N/M
Other income:
  Insurance income                                                 13                  13            --                 --
  Net gains from loan securitizations and sales                    15                   6             9              150.0
  Loan securitization servicing fees                                2                   3            (1)             (33.3)
  Credit card fees                                                  3                   2             1               50.0
  Miscellaneous income                                             25                  40           (15)             (37.5)
--------------------------------------------------------------------------------------------------------------------------
    Total other income                                             58                  64            (6)              (9.4)
--------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                     $397                $443        $  (46)             (10.4)%
                                                                =====                ====        ======
--------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

TRUST AND INVESTMENT SERVICES INCOME. Trust and investment services provide Key's largest source of noninterest income. Its primary components are shown in Figure 9. A significant portion of this income is based on the value of assets under management. Thus, over the past twelve months, the level of revenue derived from these services has been adversely affected by continued declines in the equity markets.

                 FIGURE 9. TRUST AND INVESTMENT SERVICES INCOME

                                                               THREE MONTHS ENDED MARCH 31,               CHANGE
                                                               ----------------------------      -----------------------
dollars in millions                                             2003                   2002         AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees                      $ 35                   $ 41          $ ( 6)        (14.6)%
Institutional asset management and custody fees                   11                     20             (9)        (45.0)
Bond services                                                      9                     10             (1)        (10.0)
Brokerage commission income                                       47                     51             (4)         (7.8)
All other fees                                                    30                     36             (6)        (16.7)
------------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income                  $132                   $158          $ (26)        (16.5)%
                                                                ====                   ====          =====
------------------------------------------------------------------------------------------------------------------------

At March 31, 2003, Key's bank, trust and registered investment advisory subsidiaries had assets under management of $60.8 billion, compared with $72.4 billion at March 31, 2002. These assets are managed on behalf of both institutions and individuals through a variety of equity, fixed income and money market accounts. The composition of Key's assets under management is shown in Figure 10. Over the past twelve months, the value of total assets under management decreased by a net 16%. This decrease reflects a decline in the market value of assets under management, as well as net asset outflows of approximately $2.5 billion. Included in the net asset outflows is approximately $2.9 billion of funds that have been transferred to an outside vendor in connection with Key's sale of the 401(k) recordkeeping business.

Another $880 million of the outflows is attributable to funds which clients have elected to move from money market funds under management to an FDIC insured deposit account with Key. As shown in Figure 10, 58% of the assets Key manages are invested in more stable fixed income or money market funds.

                       FIGURE 10. ASSETS UNDER MANAGEMENT

                                                                 2003                           2002
                                                                -------   ---------------------------------------------
in millions                                                      FIRST       FOURTH       THIRD      SECOND      FIRST
-----------------------------------------------------------------------------------------------------------------------
Assets under management by investment type:
   Equity                                                       $25,415      $27,224     $25,422    $ 31,064    $34,497
   Fixed income                                                  16,310       16,133      17,588      18,905     18,536
   Money market                                                  19,073       18,337      19,364      20,756     19,413
-----------------------------------------------------------------------------------------------------------------------
     Total                                                      $60,798      $61,694     $62,374    $ 70,725    $72,446
                                                                =======      =======     =======    ========    =======
Proprietary mutual funds included in assets under management:
   Equity                                                       $ 2,236      $ 2,878     $ 2,965    $  3,709    $ 4,080
   Fixed income                                                   1,125        1,215       1,377       1,262      1,211
   Money market                                                  10,762       11,457      12,129      12,568     13,094
-----------------------------------------------------------------------------------------------------------------------
     Total                                                      $14,123      $15,550     $16,471    $ 17,539    $18,385
                                                                =======      =======     =======    ========    =======
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT BANKING AND CAPITAL MARKETS INCOME. As shown in Figure 11, the decrease in investment banking and capital markets income resulted from declines in three of its four major revenue sources, reflecting the adverse effects of continued economic weakness.

Key's principal investing income is susceptible to volatility since it is derived from investments in small to medium-sized businesses in various stages of economic development and strategy implementation. Principal investments consist of direct and indirect investments in predominantly privately-held companies and are carried on the balance sheet at fair value ($698 million at March 31, 2003, and $636 million at March 31, 2002). Thus, the net gains and losses presented in Figure 11 stem from changes in estimated fair values, as well as actual gains and losses on sales of principal investments.

            FIGURE 11. INVESTMENT BANKING AND CAPITAL MARKETS INCOME

                                                               THREE MONTHS ENDED MARCH 31,              CHANGE
                                                               ----------------------------        --------------------
dollars in millions                                             2003                 2002          AMOUNT       PERCENT
-----------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                           $  8                 $ 17           $ (9)        (52.9)%
Investment banking income                                         22                   21              1           4.8
Net gains (losses) from principal investing                       (3)                   1             (4)          N/M
Foreign exchange income                                            7                   10             (3)        (30.0)
----------------------------------------------------------------------------------------------------------------------
    Total investment banking and capital markets income         $ 34                 $ 49           $(15)        (30.6)%
                                                                ====                 ====           =====
-----------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

SERVICE CHARGES ON DEPOSIT ACCOUNTS. Income from service charges on deposit accounts decreased by $8 million, or 8%, from the first quarter of 2002 due in part to free checking products, which were introduced in the third quarter of 2002 and rolled out to all of Key's markets by the end of the year.

OTHER INCOME. Other income decreased by $6 million, or 9%, from the first quarter of 2002, due primarily to an $11 million increase in losses from the residual values of leased equipment included in miscellaneous income. As shown in Figure 8, these losses were substantially offset by a $9 million increase in net gains from loan securitizations and sales.

NONINTEREST EXPENSE

Noninterest expense of $657 million for the first quarter of 2003 was down from $661 million for the same period last year, due primarily to lower incentive compensation and a decline in software amortization.

Figure 12 shows the components of Key's noninterest expense. The discussion that follows explains the composition of certain components and the factors that caused them to change from the prior year.

                         FIGURE 12. NONINTEREST EXPENSE

                                                          THREE MONTHS ENDED MARCH 31,                   CHANGE
                                                       -----------------------------------       -----------------------
dollars in millions                                     2003                         2002        AMOUNT          PERCENT
------------------------------------------------------------------------------------------------------------------------
Personnel                                              $   363                    $   363            --               --
Net occupancy                                               59                         57        $    2              3.5 %
Computer processing                                         44                         54           (10)           (18.5)
Equipment                                                   32                         34            (2)            (5.9)
Marketing                                                   25                         26            (1)            (3.8)
Professional fees                                           25                         21             4             19.0
Other expense:
 Postage and delivery                                       15                         15            --               --
 Telecommunications                                          8                          8            --               --
 Equity- and gross receipts-based taxes                      5                          6            (1)           (16.7)
 OREO expense, net                                           1                          1            --               --
 Miscellaneous expense                                      80                         76             4              5.3
------------------------------------------------------------------------------------------------------------------------
    Total other expense                                    109                        106             3              2.8
-------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                          $   657                    $   661        $   (4)             (.6)%
                                                       =======                    =======        ======

Average full-time equivalent employees                  20,447                     21,079          (632)            (3.0)%
------------------------------------------------------------------------------------------------------------------------

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, was unchanged from the year-ago quarter as increases in salaries and employee benefit costs (primarily pension costs) were offset by lower incentive compensation. The level of Key's personnel expense continues to reflect the benefits derived from our competitiveness initiative completed last year, as well as the continuous improvement efforts that have evolved from it. We will continue to evaluate staffing levels and to make appropriate changes when they can be accomplished without negatively affecting either customer service or our ability to grow higher return businesses. For the first quarter of 2003, the number of average full-time equivalent employees was 20,447, compared with 20,485 for the fourth quarter of 2002 and 21,079 for the year-ago quarter. Figure 13 shows the major components of Key's personnel expense.

Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense related to stock option grants totaled less than $1 million in the first quarter of 2003 and is included in incentive compensation in Figure
13. Additional information pertaining to this accounting change is included in
Note 1 ("Basis of Presentation") under the headings "Stock-Based Compensation" on page 8 and "Accounting Pronouncements Adopted in 2003" on page 9.

                          FIGURE 13. PERSONNEL EXPENSE

                                   THREE MONTHS ENDED MARCH 31,                        CHANGE
                               ------------------------------------        ----------------------------
dollars in millions              2003                         2002           AMOUNT             PERCENT
-------------------------------------------------------------------------------------------------------
Salaries                       $    225                       $ 215           $10                 4.7 %
Employee benefits                    72                          63             9                14.3
Incentive compensation               66                          85           (19)              (22.4)
-------------------------------------------------------------------------------------------------------
  Total personnel expense      $    363                       $ 363            --                  --
                               ========                       =====           ===
-------------------------------------------------------------------------------------------------------

COMPUTER PROCESSING. Computer processing expense decreased by $10 million, or 19%, from the first quarter of last year, due primarily to a lower level of computer software amortization. This reduction is attributable to a decline in the number of capitalized software projects.

INCOME TAXES

The provision for income taxes was $74 million for the first quarter of 2003, compared with $60 million for the first three months of 2002. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 25.4% for the first quarter of 2003, compared with 20.0% for the first quarter of 2002. As discussed below, the management of certain leases has been transferred to a foreign subsidiary in a lower tax jurisdiction. The increase in the effective rate was due primarily to the fact that a smaller number of leases were transferred in the first quarter of this year, compared with the year-ago quarter.

The effective tax rate for both the current and prior year is substantially below Key's combined statutory federal and state rate of 37.5% (37% in 2002) primarily because portions of our equipment leasing portfolio became subject to a lower income tax rate in the latter half of 2001. Responsibility for the management of portions of Key's leasing portfolio was transferred to a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this subsidiary, no deferred income taxes have been recorded on those earnings in accordance with SFAS No. 109, "Accounting for Income Taxes." Other factors that account for the difference between the effective and statutory tax rates in the current and prior year include tax deductions associated with dividends paid to Key's 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At March 31, 2003, total loans outstanding were $62.7 billion, compared with $62.5 billion at the end of 2002 and $64.0 billion a year ago. Among the factors that contributed to the decrease in our loans from one year ago are:

- Loan sales completed to improve the profitability of the overall portfolio or to accommodate our funding needs;

-        Weakening loan demand due to the sluggish economy; and

- Our decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to allow us to continue to capitalize on our loan origination capabilities. In addition, Key has completed acquisitions that have improved our ability to generate and securitize new loans, especially in the area of commercial real estate. These acquisitions include the purchase of Conning Asset Management in June 2002, and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

The level of Key's total loans outstanding (excluding loans held for sale) decreased by $1.6 billion, or 3%, from one year ago. In the commercial loan portfolio, growth in lease financing receivables was more than offset by a net decline in all other commercial portfolios, reflecting continued weakness in the economy and our decision to discontinue many credit-only relationships in the leveraged financing and nationally syndicated lending businesses.

At March 31, 2003, Key's commercial real estate portfolio included mortgage loans of $6.0 billion and construction loans of $5.4 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $68 million. The average size of a construction loan was $8 million. The largest construction loan commitment was $47 million, of which $23 million was outstanding.

Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and KeyBank Real Estate Capital (a national line of business that cultivates relationships both within and beyond the branch system). This line of business deals exclusively with nonowner-occupied properties (i.e., generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 54% of Key's total average commercial real estate loans during the first quarter of 2003. At March 31, less than 2% of Key's nonowner-occupied portfolio was either nonperforming or delinquent in payments. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 14, is diversified by both industry type and geography.

                     FIGURE 14. COMMERCIAL REAL ESTATE LOANS

                                                                  GEOGRAPHIC REGION
MARCH 31, 2003                                     ----------------------------------------------------       TOTAL       PERCENT OF
dollars in millions                                 EAST          MIDWEST        CENTRAL        WEST          AMOUNT        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
     Multi-family properties                       $   621        $   567        $   613        $   818      $ 2,619           22.8%
     Retail properties                                 290            516            118            238        1,162           10.1
     Office buildings                                  184            132            154            248          718            6.3
     Residential properties                             99             58            138            429          724            6.3
     Warehouses                                         53            217             99            107          476            4.2
     Manufacturing facilities                           15             32              6              7           60             .5
     Hotels/Motels                                       6              9              1              9           25             .2
     Other                                             146            281             59            120          606            5.3
-----------------------------------------------------------------------------------------------------------------------------------
                                                     1,414          1,812          1,188          1,976        6,390           55.7
Owner-occupied                                         682          2,175            634          1,585        5,076           44.3
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                         $ 2,096        $ 3,987        $ 1,822        $ 3,561      $11,466          100.0%
                                                   =======        =======        =======        =======      =======        =======
-----------------------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
     Nonperforming loans                           $     5        $     1        $     3        $     8      $    17            N/M
     Accruing loans past due 90 days or more             8              6              1              -           15            N/M
     Accruing loans past due 30 through 89 days         21             13              1             26           61            N/M
-----------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

Consumer loans decreased by $209 million, or less than 1%, since March 31, 2002. Excluding loan sales and acquisitions, consumer loans would have increased by $380 million, or 2%, during the same period. This development was attributable to a $1.9 billion increase in our home equity portfolio, largely as a result of our focused efforts to grow this business, facilitated by a period of lower interest rates. The growth of the home equity portfolio more than offset declines of $229 million in installment loans, $989 million in automobile lease financing receivables and $333 million in residential real estate mortgage loans. The declines in installment loans and automobile lease financing receivables reflect our decision to de-emphasize indirect prime automobile lending and exit the automobile leasing business.

Key's home equity portfolio is derived primarily from our Retail Banking line of business (53% of the home equity portfolio at March 31, 2003) and the National Home Equity unit within our Consumer Finance line of business.

The National Home Equity unit has two components: Champion Mortgage Company, a home equity finance company, and Key Home Equity Services, which purchases individual loans from an extensive network of correspondents and agents. Prior to the third quarter of 2002, Key Home Equity Services also purchased loans through bulk portfolio acquisitions from home equity loan companies. The average loan-to-value ratio at origination for a loan generated by the National Home Equity unit is 78%. First lien positions comprised 82% of the portfolio for this unit at March 31, 2003.

Figure 15 summarizes Key's home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and the yields achieved on the portfolio as a whole.

                          FIGURE 15. HOME EQUITY LOANS

                                                2003                        2002
                                               -------     ------------------------------------------
dollars in millions                             FIRST       FOURTH      THIRD       SECOND      FIRST
------------------------------------------------------------------------------------------------------
SOURCES OF LOANS OUTSTANDING AT PERIOD END
Retail KeyCenters and other sources            $ 9,145     $ 8,867     $ 8,680     $ 8,381     $ 7,761

Champion Mortgage Company                        2,332       2,210       2,109       2,153       2,031
Key Home Equity Services division                2,667       2,727       2,727       2,845       2,870
------------------------------------------------------------------------------------------------------
     National Home Equity unit                   4,999       4,937       4,836       4,998       4,901
------------------------------------------------------------------------------------------------------
     Total                                     $14,144     $13,804     $13,516     $13,379     $12,662
                                               =======     =======     =======     =======     =======
------------------------------------------------------------------------------------------------------
Nonperforming loans at period end              $   154     $   146     $   125     $   107     $    95
Net charge-offs for the period                      13          13          12          13          14
Yield for the period                              6.29%       6.55%       6.52%       7.03%       7.26%
------------------------------------------------------------------------------------------------------

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.4 billion of commercial real estate loans, $1.1 billion of education loans ($750 million through a securitization) and $955 million of other types of loans. Since 1999, Key has securitized only education loans.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-        the relative cost of funds;

-        the level of credit risk; and

-        capital requirements.

Figure 16 summarizes Key's loan sales (including securitizations) for the first quarter of 2003 and all of 2002.

                       FIGURE 16. LOANS SOLD AND DIVESTED

                             COMMERCIAL    COMMERCIAL        RESIDENTIAL    HOME     CONSUMER
in millions     COMMERCIAL  REAL ESTATE  LEASE FINANCING     REAL ESTATE   EQUITY   -INDIRECT  EDUCATION    TOTAL
------------------------------------------------------------------------------------------------------------------
  2003
--------------
First quarter      $   52     $  253             --             $    4     $   73         --     $   96     $  478
------------------------------------------------------------------------------------------------------------------
  Total            $   52     $  253             --             $    4     $   73         --     $   96     $  478
                   ======     ======         ======             ======     ======     ======     ======     ======
    2002
--------------
Fourth quarter     $   93     $  603             --             $   65     $  110     $  177     $  100     $1,148
Third quarter          18        352             --                 25        242          3        784      1,424
Second quarter         31        159         $   18                 20         24         --         70        322
First quarter          --        319             --                 --          9         --        116        444
------------------------------------------------------------------------------------------------------------------
  Total            $  142     $1,433         $   18             $  110     $  385     $  180     $1,070     $3,338
                   ======     ======         ======             ======     ======     ======     ======     ======
------------------------------------------------------------------------------------------------------------------


Figure 17 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $273 million of the $25.4 billion of loans administered or serviced at March 31, 2003.

Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from any securitized assets retained. Conning Asset Management and National Realty Funding L.C. service the commercial real estate loans shown in Figure 17; however, other financial institutions originated most of these loans. Approximately $77 million of the assets held in the asset-backed commercial paper conduit, for which Key serves as a referral agent, are also included in Figure 17. For more information regarding the conduit, see Note 10 ("Contingent Liabilities and Guarantees") under the heading "Guarantees" on page 24.

                    FIGURE 17. LOANS ADMINISTERED OR SERVICED

                                MARCH 31,  DECEMBER 31,  SEPTEMBER 30,    JUNE 30,      MARCH 31,
in millions                       2003         2002           2002           2002          2002
------------------------------------------------------------------------------------------------
Education loans                  $ 4,381     $ 4,605        $ 4,756       $ 4,095        $ 4,258
Automobile loans                      40          54             69            87            108
Home equity loans                    389         456            519           596            668
Commercial real estate loans      20,508      19,508         17,002        16,483(a)      11,621
Commercial loans                     130         123            110           103            446
------------------------------------------------------------------------------------------------
  Total                          $25,448     $24,746        $22,456       $21,364        $17,101
                                 =======     =======        =======       =======        =======
------------------------------------------------------------------------------------------------

(a) Includes $4.1 billion of serviced loans purchased in the June 28, 2002, acquisition of Conning Asset Management.

SECURITIES

At March 31, 2003, the securities portfolio totaled $9.6 billion and included $8.5 billion of securities available for sale, $132 million of investment securities and $970 million of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2002, was $9.5 billion, including $8.5 billion of securities available for sale, $120 million of investment securities and $919 million of other investments. The weighted average maturity of the total portfolio was 3.0 years at March 31, 2003, unchanged from that at December 31, 2002.

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

SECURITIES AVAILABLE FOR SALE. The majority of Key's securities available for sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (sometimes called a "CMO") is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At March 31, 2003, Key had $8.0 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $8.1 billion at December 31, 2002, and $5.3 billion at March 31, 2002. Over the past twelve months, Key has invested more heavily in these securities as opportunities to originate loans (Key's preferred earning asset) have been adversely affected by the weak economy. Substantially all of these securities were issued or backed by federal agencies. The CMO securities held by Key are shorter-maturity class bonds that were structured to have more predictable cash flows during periods of changing interest rates than other longer-term class bonds.

Figure 18 shows the composition, yields and remaining maturities of Key's securities available for sale. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 16.

                    FIGURE 18. SECURITIES AVAILABLE FOR SALE

                                                                                                 OTHER
                                      U.S. TREASURY,     STATES AND      COLLATERALIZED         MORTGAGE-           RETAINED
                                       AGENCIES AND       POLITICAL          MORTGAGE             BACKED          INTERESTS IN
dollars in millions                    CORPORATIONS     SUBDIVISIONS     OBLIGATIONS (a)     SECURITIES (a)   SECURITIZATIONS (a)
=================================================================================================================================
MARCH 31, 2003
Remaining maturity:
     One year or less                  $     2          $    1            $   418            $     19            $     8
     After one through five years            9               4              6,564                 687                185
     After five through ten years            6              10                183                   2                  -
     After ten years                         7              13                145                  22                  -
---------------------------------------------------------------------------------------------------------------------------------
Fair value                             $    24          $   28            $ 7,310            $    730            $   193
Amortized cost                              23              27              7,283                 698                148
Weighted average yield                    5.15%           6.40%              4.74%               6.19%             24.21%
Weighted average maturity                  8.3 YEARS      10.8 YEARS          2.8 YEARS           1.9 YEARS          3.4 YEARS
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
Fair value                             $    23          $   35            $ 7,207            $    852            $   209
Amortized cost                              22              35              7,143                 815                166
---------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
Fair value                             $    97          $   20            $ 4,379            $    923            $   222
Amortized cost                              97              20              4,409                 900                195
---------------------------------------------------------------------------------------------------------------------------------

                                                                      WEIGHTED
                                          OTHER                        AVERAGE
dollars in millions                     SECURITIES       TOTAL        YIELD (b)
-------------------------------------------------------------------------------
MARCH 31, 2003
Remaining maturity:
     One year or less                 $     1         $  449            4.62%
     After one through five years          11          7,460            5.06
     After five through ten years           6            207            8.66
     After ten years                      152 (c)        339            8.97
-------------------------------------------------------------------------------
Fair value                            $   170         $8,455              --
Amortized cost                            200          8,379            5.22%
Weighted average yield                   5.39%(b)       5.22%             --
Weighted average maturity                 9.7 YEARS      3.0 YEARS        --
-------------------------------------------------------------------------------
DECEMBER 31, 2002
Fair value                            $   181         $8,507              --
Amortized cost                            208          8,389            5.76%
-------------------------------------------------------------------------------
MARCH 31, 2002
Fair value                            $   218         $5,859              --
Amortized cost                            233          5,854            6.71%
-------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities of $181 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c) Includes primarily marketable equity securities (including an internally managed portfolio of common stock investments in financial services companies) with no stated maturity.

INVESTMENT SECURITIES. Securities issued by states and political subdivisions account for the majority of Key's investment securities. Figure 19 shows the composition, yields and remaining maturities of these securities.

                        FIGURE 19. INVESTMENT SECURITIES

                                           U.S TREASURY,       STATES AND                                    WEIGHTED
                                           AGENCIES AND        POLITICAL          OTHER                       AVERAGE
dollars in millions                        CORPORATIONS       SUBDIVISIONS      SECURITIES        TOTAL      YIELD (a)
---------------------------------------------------------------------------------------------------------------------
MARCH 31, 2003
Remaining maturity:
     One year or less                        $15               $ 30               --           $  45            6.95%
     After one through five years             --                 65               --              65            9.49
     After five through ten years             --                 17             $  4              21            7.55
     After ten years                          --                  1               --               1           11.22
--------------------------------------------------------------------------------------------------------------------
Amortized cost                               $15               $113             $  4           $ 132            8.32%
Fair value                                    15                121                4             140              --
Weighted average maturity                     .1 YEARS          2.7 YEARS        4.7 YEARS       2.5 YEARS        --
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
Amortized cost                                --               $120               --           $ 120            9.43%
Fair value                                    --                129               --             129              --
--------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
Amortized cost                                --               $216               --           $ 216            8.52%
Fair value                                    --                224               --             224              --
--------------------------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

OTHER INVESTMENTS. Principal investments - investments in equity and mezzanine instruments made by Key's Principal Investing unit - are carried at fair value, which aggregated $698 million at March 31, 2003. They represent approximately 72% of other investments and include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

In addition to principal investments, other investments include securities that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at March 31, 2003, was $1.4 billion, or 2.27% of loans. This compares with $1.6 billion, or 2.51% of loans, at March 31, 2002. The allowance includes $142 million that was specifically allocated for impaired loans of $348 million at March 31, 2003, compared with $176 million that was allocated for impaired loans of $453 million a year ago. For more information about impaired loans, see Note 8 ("Impaired Loans and Other Nonperforming Assets") on page 21. At March 31, 2003, the allowance for loan losses was 157.19% of nonperforming loans, compared with 165.16% at March 31, 2002.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses" on page 58 of Key's 2002 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at March 31, 2003, represents management's best estimate of the losses inherent in the loan portfolio at that date.

The allowance specifically allocated for Key's impaired loans decreased by $34 million, or 19%, over the past twelve months, reflecting Key's continued efforts to resolve problem credits, combined with stabilizing credit quality trends in certain portfolios. During the same period, the allowance allocated for nonimpaired loans decreased by $152 million, or 11%, due largely to slow loan growth and stabilizing credit quality trends in certain portfolios.

The level of watch credits in several commercial portfolios decreased from year-ago levels. Watch credits are loans with the potential for further deterioration in quality based on the debtor's current financial condition and related ability to perform in accordance with the terms of the loan. The decline in watch credits in commercial portfolios was due primarily to more conservative underwriting. The commercial loan portfolios with the most significant decreases in watch credits were large corporate and media. Other portfolios, including middle market, showed signs of stability or modest improvement. At the same time, the healthcare portfolio experienced a higher level of watch credits. These changes reflect the fluctuations that occur in loan portfolios from time to time. Management does not believe that such changes require any adjustment to the allowance at this time.

RUN-OFF LOAN PORTFOLIO. In the second quarter of 2001, a portion of Key's allowance for loan losses was segregated in connection with management's decision to discontinue many credit-only relationships in the leveraged financing and nationally syndicated lending businesses and to facilitate sales of distressed loans in other portfolios. The segregated portion of the allowance is being used to exit approximately $2.7 billion in related commitments (which were moved to the run-off portfolio in May 2001) and to absorb losses incurred in connection with sales of distressed loans in the continuing portfolio. As losses are charged to this segregated allowance, Key does not intend to replenish it. Within the run-off portfolio, approximately $766 million of commitments (including $496 million of loans outstanding) remained as of March 31, 2003. Only $58 million of these loans were nonperforming. Management believes that the $17 million remaining in the segregated allowance is sufficient to absorb the losses inherent in the run-off portfolio. Considering the progress that has been made in exiting the commitments discussed above, management anticipates that sometime during the second quarter it will no longer be necessary to segregate the run-off portfolio and related allowance for reporting purposes.

Figure 20 summarizes certain asset quality indicators, segregated between Key's continuing and run-off loan portfolios. Additional information pertaining to the run-off portfolio is presented in Figure 21.

  FIGURE 20. ASSET QUALITY INDICATORS -- CONTINUING AND RUN-OFF LOAN PORTFOLIOS

                                                                           RUN-OFF LOAN PORTFOLIO AND
MARCH 31,                                CONTINUING LOAN PORTFOLIO         NONREPLENISHED ALLOWANCE        TOTAL LOAN PORTFOLIO
                                        --------------------------        ---------------------------     -----------------------
in millions                                2003               2002        2003                2002         2003             2002
----------------------------------------------------------------------------------------------------------------------------------
Loans outstanding                       $62,223            $63,015        $496                $941        $62,719         $63,956
Nonperforming loans                         846                765          58                 208            904             973
Net loan charge-offs for the period         130                136          31 (a)              70 (a)        161             206
Allowance for loan losses                 1,404              1,402          17                 205          1,421           1,607
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and to the sales of distressed loans in the continuing portfolio.

                        FIGURE 21. RUN-OFF LOAN PORTFOLIO

SUMMARY OF CHANGES IN COMMITMENTS
AND LOANS OUTSTANDING

                                                                   TOTAL                    LOANS
in millions                                                     COMMITMENTS             OUTSTANDING
----------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                       $ 940                    $599
    Charge-offs                                                      (10)                    (10)
    Payments, expirations and other changes, net                    (164)                    (93)
----------------------------------------------------------------------------------------------------
Balance at March 31, 2003                                          $ 766                    $496
                                                                   =====                    ====
------------------------------------------------------------------------------------------------------

SUMMARY OF CHANGES IN NONPERFORMING LOANS
AND NONREPLENISHED ALLOWANCE FOR LOAN LOSSES (a)

                                                               NONPERFORMING            NONREPLENISHED
in millions                                                        LOANS                  ALLOWANCE
------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                       $  85                    $ 48
    Loans placed on nonaccrual status                                  5                     N/A
    Charge-offs                                                      (10)                    (31)
    Payments and other changes, net                                  (22)                    N/A
------------------------------------------------------------------------------------------------------
Balance at March 31, 2003                                          $  58                    $ 17
                                                                   =====                    ====
------------------------------------------------------------------------------------------------------

(a) Includes activity related to the run-off loan portfolio and to sales of distressed loans in the continuing portfolio.

N/A = Not Applicable

NET LOAN CHARGE-OFFS. Net loan charge-offs for the first quarter of 2003 totaled $161 million, or 1.04% of average loans, representing the lowest level of net charge-offs since the first quarter of 2001. These results compare with net charge-offs of $206 million, or 1.32% of average loans, for the same period last year. The composition of Key's loan charge-offs and recoveries by type of loan is shown in Figure 22. The decrease in net charge-offs from the year-ago quarter occurred primarily in the commercial mortgage portfolio. As shown in Figure 21, we used $31 million of Key's nonreplenished allowance during the first quarter of 2003 to absorb losses arising from the run-off loan portfolio and from sales of distressed loans in the continuing portfolio.

                   FIGURE 22. SUMMARY OF LOAN LOSS EXPERIENCE

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
dollars in millions                                    2003             2002
-------------------------------------------------------------------------------
Average loans outstanding during the period          $ 62,845         $ 63,488
------------------------------------------------------------------------------
Allowance for loan losses at beginning of period     $  1,452         $  1,677
Loans charged off:
     Commercial, financial and agricultural                87               97

     Real estate -- commercial mortgage                    11               35
     Real estate -- construction                            4               --
------------------------------------------------------------------------------
          Total commercial real estate loans (a)           15               35
     Commercial lease financing                            12               20
------------------------------------------------------------------------------
          Total commercial loans                          114              152
     Real estate -- residential mortgage                    2                1
     Home equity                                           14               14
     Consumer -- direct                                    12               14
     Consumer -- indirect lease financing                   5                7
     Consumer -- indirect other                            43               45
------------------------------------------------------------------------------
          Total consumer loans                             76               81
------------------------------------------------------------------------------
                                                          190              233
Recoveries:
     Commercial, financial and agricultural                 6               10

     Real estate -- commercial mortgage                     5                1
     Real estate -- construction                            3               --
------------------------------------------------------------------------------
          Total commercial real estate loans (a)            8                1
     Commercial lease financing                             1                1
------------------------------------------------------------------------------
          Total commercial loans                           15               12
     Real estate -- residential mortgage                   --                1
     Home equity                                            1               --
     Consumer -- direct                                     2                2
     Consumer -- indirect lease financing                   1                2
     Consumer -- indirect other                            10               10
------------------------------------------------------------------------------
          Total consumer loans                             14               15
------------------------------------------------------------------------------
                                                           29               27
------------------------------------------------------------------------------
Net loans charged off                                    (161)            (206)
Provision for loan losses                                 130              136
------------------------------------------------------------------------------
Allowance for loan losses at end of period           $  1,421         $  1,607
                                                     ========         ========
------------------------------------------------------------------------------
Net loan charge-offs to average loans                    1.04%            1.32%
Allowance for loan losses to period-end loans            2.27             2.51
Allowance for loan losses to nonperforming loans       157.19           165.16
------------------------------------------------------------------------------

(a) See Figure 14 on page 51 and the accompanying discussion on page 50 for more information related to Key's commercial real estate portfolio.

NONPERFORMING ASSETS. Figure 23 shows the composition of Key's nonperforming assets. These assets totaled $968 million at March 31, 2003, and represented 1.54% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $993 million, or 1.59%, at December 31, 2002, and $1.0 billion, or 1.58%, at March 31, 2002.

          FIGURE 23. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                    MARCH 31,      DECEMBER 31,   SEPTEMBER 30,     JUNE 30,        MARCH 31,
dollars in millions                                   2003             2002            2002           2002            2002
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural               $   381         $   448         $   484         $   471         $   470

Real estate -- commercial mortgage                       165             157             149             179             156
Real estate -- construction                               37              50              79              61              77
----------------------------------------------------------------------------------------------------------------------------
     Total commercial real estate loans (a)              202             207             228             240             233
Commercial lease financing                                91              69              88              76             100
----------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                              674             724             800             787             803
Real estate -- residential mortgage                       39              36              34              34              33
Home equity                                              154             146             124             107              95
Consumer -- direct                                        13              13               6               6               9
Consumer -- indirect lease financing                       5               5               6               7               8
Consumer -- indirect other                                19              19              17              16              25
----------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                                230             219             187             170             170
----------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                           904             943             987             957             973

OREO                                                      62              48              30              40              41
Allowance for OREO losses                                 (3)             (3)             (2)             (2)             (2)
----------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                               59              45              28              38              39

Other nonperforming assets                                 5               5               2              --              --
----------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                      $   968         $   993         $ 1,017         $   995         $ 1,012
                                                     =======         =======         =======         =======         =======
----------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more              $   207         $   198         $   208         $   186         $   203
Accruing loans past due 30 through 89 days               721             790             787             780             897
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                 1.44%           1.51%           1.57%           1.50%           1.52%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets           1.54            1.59            1.61            1.56            1.58
----------------------------------------------------------------------------------------------------------------------------

(a) See Figure 14 on page 51 and the accompanying discussion on page 50 for more information related to Key's commercial real estate portfolio.

The reduction in nonperforming loans during the first quarter was attributable largely to improvement in the structured finance portfolio. Structured finance refers to a type of lending characterized by a high degree of leverage in the borrower's financial condition and a relatively low level of tangible loan collateral. These extensions of credit are included in the commercial, financial and agricultural component of the loan portfolio represented in Figure 23.

The economic slowdown can be expected to continue to impact Key's loan portfolio in general, although Key's nonperforming loans are disproportionately concentrated. At March 31, 2003, two segments of the commercial, financial and agricultural portfolio (loans to middle market clients and loans underwritten as structured finance credits) accounted for $222 million and $118 million, respectively, of Key's nonperforming loans. Although these two segments comprised only 14% of Key's total loans, they accounted for 38% of total nonperforming loans.

At March 31, 2003, our 20 largest nonperforming loans totaled $258 million, representing 29% of total loans on nonperforming status. At March 31, 2003, the run-off loan portfolio accounted for $58 million, or 6%, of Key's total nonperforming loans presented in Figure 23.

Information pertaining to the credit exposure by industry classification inherent in the largest sector of Key's loan portfolio, commercial, financial and agricultural loans, is presented in Figure 24. Within the transportation category, Key had approximately $271 million of exposure to the commercial passenger airline industry at March 31, 2003. The types of activity that caused the change in Key's nonperforming loans during the last five quarters are summarized in Figure 25.

             FIGURE 24. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

                                                                       NONPERFORMING LOANS
                                                                      ---------------------
MARCH 31, 2003                           TOTAL          LOANS                    % OF LOANS
dollars in millions                   COMMITMENTS    OUTSTANDING      AMOUNT    OUTSTANDING
-------------------------------------------------------------------------------------------
Industry classification:
    Manufacturing                       $ 9,561        $ 3,964        $   148          3.7%
    Services                              6,228          2,544             65          2.6
    Financial services                    4,833            973              3           .3
    Retail trade                          4,171          2,596             25          1.0
    Property management                   2,733          1,086              6           .6
    Wholesale trade                       2,642          1,247             40          3.2
    Public utilities                      1,532            281             --           --
    Building contractors                  1,359            661             23          3.5
    Communications                        1,243            467             12          2.6
    Agriculture/forestry/fishing          1,068            661             17          2.6
    Transportation                          829            464             19          4.1
    Public administration                   753            256             --           --
    Insurance                               723            149             --           --
    Mining                                  409            176             --           --
    Individuals                             196            129              1           .8
    Other                                 2,503          1,638             22          1.3
------------------------------------------------------------------------------------------
       Total                            $40,783        $17,292        $   381          2.2%
                                        =======        =======        =======
------------------------------------------------------------------------------------------

              FIGURE 25. SUMMARY OF CHANGES IN NONPERFORMING LOANS

                                              2003                               2002
                                              -----        ------------------------------------------------
in millions                                   FIRST        FOURTH         THIRD        SECOND         FIRST
-----------------------------------------------------------------------------------------------------------
Balance at beginning of period                $ 943         $ 987         $ 957         $ 973         $ 910
     Loans placed on nonaccrual status          237           339           281           254           294
     Charge-offs                               (161)         (186)         (185)         (203)         (206)
     Loans sold                                 (23)          (36)          (25)          (18)           --
     Payments                                   (58)         (149)          (41)          (49)          (22)
     Transfers to OREO                          (19)           --            --            --            (3)
     Loans returned to accrual status           (15)          (13)           --            --            --
     Acquisition                                 --             1            --            --            --
-----------------------------------------------------------------------------------------------------------
Balance at end of period                      $ 904         $ 943         $ 987         $ 957         $ 973
                                              =====         =====         =====         =====         =====
-----------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" -- domestic deposits other than certificates of deposit of $100,000 or more -- are Key's primary source of funding. During the first quarter of 2003, core deposits averaged $40.4 billion, and represented 55% of the funds Key used to support earning assets, compared with $37.3 billion and 52% during the same quarter in 2002. The composition of Key's deposits is shown in Figure 7, which spans pages 42 and 43.

The increase in the level of Key's core deposits over the past twelve months was due primarily to higher levels of NOW and money market deposit accounts as well as noninterest-bearing deposits. The growth of these deposits reflected client preferences for investments that provide high levels of liquidity in a low interest rate environment. Also contributing to the significant growth in noninterest-bearing deposits were our intensified cross-sell efforts and the introduction of new products, including free checking. A more aggressive pricing structure implemented in mid 2002 supported the growth in savings deposits. During the same period, time deposits decreased by 12% in part because, like our competitors, Key reduced the rates paid for them, as the Federal Reserve reduced interest rates in general.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.0 billion during the first quarter of 2003, compared with $16.3 billion during the year-ago quarter. As shown in Figure 7, both short-term borrowings and deposits in the foreign branch have declined as funding sources. This is attributable in part to reduced funding needs resulting from deposit growth, loan sales, slow demand for loans and our decision to scale back or discontinue certain types of lending.

Key continues to consider loan sales and securitizations as a funding alternative when market conditions are favorable.

LIQUIDITY

"Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations when due. Key has sufficient liquidity when it can meet its obligations to depositors, borrowers and creditors at a reasonable cost, on a timely basis, and without adverse consequences. KeyCorp has sufficient liquidity when it can pay dividends to shareholders, service its debt, and support customary corporate operations and activities, including acquisitions, at a reasonable cost, in a timely manner and without adverse consequences.

LIQUIDITY RISK. There are both direct and indirect circumstances that could adversely affect Key's liquidity or materially affect the cost of funds. For example, events unrelated to Key, such as terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund can have market-wide consequences. A direct (but hypothetical) event would be a significant downgrade in Key's public credit rating by a rating agency due to a deterioration in asset quality, a large charge to earnings, a significant merger or acquisition or other events. Similarly, market speculation or rumors about Key or the banking industry in general may cause normal funding sources to withdraw credit until further information becomes available.

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

- We have the ability to access the securitization markets for a variety of loan types.

- Our 911 full-service KeyCenters in 12 states generate a sizable volume of core deposits. We monitor deposit flows and use alternative pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at March 31, 2003.

The Consolidated Statements of Cash Flow on page 6 summarize Key's sources and uses of cash by type of activity for the three-month periods ended March 31, 2003 and 2002. As shown in these statements, Key's largest cash flows relate to both investing and financing activities. Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

Over the past two years, the primary source of cash from financing activities has been the issuance of long-term debt. However, in 2002, deposits were also a significant source of cash. In each of the past two years, major outlays of cash have been made to repay debt issued in prior periods and to reduce the levels of short-term borrowings.

LIQUIDITY FOR KEYCORP. KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. Federal banking law limits the amount of capital distributions that banks can make to their holding companies without obtaining prior regulatory approval. A national bank's dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years, and net profits for the current year up to the date of dividend declaration. Due to this constraint, and the restructuring charges taken by KBNA and Key Bank USA in 2001, as of January 1, 2003, neither bank could pay dividends or make other capital distributions to KeyCorp without prior regulatory approval.

In February 2003, KBNA obtained regulatory approval to make capital distributions to KeyCorp of up to $365 million in the aggregate in the first and second quarters. During the first quarter, KeyCorp received a $200 million distribution of surplus in the form of cash from KBNA. Following distribution of the remaining $165 million, KBNA will not have further dividend paying capacity until it accumulates at least $130 million of additional net profits. Management expects this to occur during the second quarter of 2003. Key Bank USA restored its dividend paying capacity during the first quarter.

At March 31, 2003, KeyCorp had approximately $1.1 billion of cash or short-term investments available to pay dividends on its common shares, to service its debt and to finance its corporate operations. Management does not expect current constraints on KBNA to pay dividends to KeyCorp to have any material effect on the ability of KeyCorp to pay dividends to its shareholders, to service its debt or to meet its other obligations.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or extended from time to time as needed.

Bank note program. During the first three months of 2003, Key's affiliate banks raised $1.2 billion under Key's bank note program. Of the notes issued during the quarter, $825 million have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KBNA and $1.0 billion by Key Bank USA). At March 31, 2003, $16.9 billion was available for future issuance under this program.

Euro note program. Under Key's euro note program, KeyCorp, KBNA and Key Bank USA may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $197 million of borrowings issued under this program during the first three months of 2003. At March 31, 2003, $4.0 billion was available for future issuance.

KeyCorp medium-term note program and other securities. KeyCorp may issue, under a registration statement filed with the Securities and Exchange Commission, up to $2.2 billion of securities, which could include long- or short-term debt, or equity securities. Of the amount registered, $1.0 billion has been allocated for the issuance of medium-term notes. At March 31, 2003, unused capacity under KeyCorp's universal shelf registration statement totaled $1.8 billion, including $575 million allocated for the issuance of medium-term notes.

Commercial paper and revolving credit. KeyCorp has a commercial paper program and a revolving credit agreement with an unaffiliated financial institution that provide funding availability of up to $500 million and $400 million, respectively. As of March 31, 2003, there were no borrowings outstanding under either the commercial paper program or the revolving credit agreement.

Key has favorable debt ratings as shown in Figure 26 below. As long as those debt ratings are maintained, management believes that, under normal conditions in the capital markets, future offerings of securities by KeyCorp or its affiliate banks would be marketable to investors at a competitive cost.

                             FIGURE 26. DEBT RATINGS

                                                                       SENIOR         SUBORDINATED
                                                 SHORT-TERM           LONG-TERM        LONG-TERM            CAPITAL
March 31, 2003                                   BORROWINGS             DEBT              DEBT            SECURITIES
--------------------------------------------------------------------------------------------------------------------
KEYCORP
Standard & Poor's                                    A-2                  A-              BBB+                 BBB
Moody's                                              P-1                  A2                A3              "Baal"
Fitch                                                 F1                   A                A-                   A

KBNA
Standard & Poor's                                    A-1                   A                A-                 N/A
Moody's                                              P-1                  A1                A2                 N/A
Fitch                                                 F1                   A                A-                 N/A
------------------------------------------------------------------------------------------------------------------

N/A=Not Applicable

CAPITAL

SHAREHOLDERS' EQUITY. Total shareholders' equity at March 31, 2003, was $6.9 billion, up $63 million from the balance at December 31, 2002. Growth in retained earnings and the issuance of common shares out of the treasury stock account in connection with employee stock purchase, 401(k), dividend reinvestment and stock option programs contributed to the increase. Other factors contributing to the change in shareholders' equity during the first quarter of 2003 are shown in the Consolidated Statements of Changes in Shareholders' Equity presented on page 5.

SHARE REPURCHASES. In September 2000, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first three months of 2003, Key repurchased a total of 2,000,000 of its common shares at an average price per share of $23.91. At March 31, 2003, a remaining balance of 11,764,670 shares may be repurchased under the September 2000 authorization.

At March 31, 2003, Key had 69,108,570 treasury shares. Management expects to reissue those shares over time to support the employee stock purchase, 401(k), stock option, deferred compensation and dividend reinvestment plans, and for other corporate purposes. During the first three months of 2003, Key reissued 836,565 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 7.98% at March 31, 2003, and 7.87% at March 31, 2002.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 ("Shareholders' Equity"), which begins on page 76 of Key's 2002 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-weighted assets," which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2003, Key's Tier 1 capital ratio was 8.22%, and its total capital ratio was 12.62%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2003, Key had a leverage ratio of 8.12%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from "critically undercapitalized" to "well capitalized." Both of Key's affiliate banks qualified as "well capitalized" at March 31, 2003, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as "well capitalized" at March 31, 2002. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliate banks.

Figure 27 presents the details of Key's regulatory capital position at March 31, 2003, December 31, 2002 and March 31, 2002.

             FIGURE 27. CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

                                               MARCH 31,      DECEMBER 31,     MARCH 31,
dollars in millions                              2003            2002            2002
----------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity (a)                 $ 6,813        $ 6,738        $ 6,388
Qualifying capital securities                     1,091          1,096          1,232
Less: Goodwill                                    1,142          1,142          1,101
      Other assets (b)                               61             60             35
----------------------------------------------------------------------------------------
      Total Tier 1 capital                        6,701          6,632          6,484
----------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowance for loan losses (c)                       986            986          1,017
Qualifying long-term debt                         2,599          2,639          2,338
----------------------------------------------------------------------------------------
      Total Tier 2 capital                        3,585          3,625          3,355
----------------------------------------------------------------------------------------
      Total risk-based capital                  $10,286        $10,257        $ 9,839
                                                =======        =======        =======

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet           $67,570        $67,051        $68,090
Risk-weighted off-balance sheet exposure         15,615         16,595         15,270
Less: Goodwill                                    1,142          1,142          1,101
      Other assets (b)                              288            251             35
Plus: Market risk-equivalent assets                 170            192            215
----------------------------------------------------------------------------------------
      Gross risk-weighted assets                 81,925         82,445         82,439
Less: Excess allowance for loan losses (c)          435            466            590
----------------------------------------------------------------------------------------
      Net risk-weighted assets                  $81,490        $81,979        $81,849
                                                =======        =======        =======

AVERAGE QUARTERLY TOTAL ASSETS                  $83,914        $82,735        $80,871
                                                =======        =======        =======

CAPITAL RATIOS
Tier 1 risk-based capital ratio                    8.22%          8.09%          7.92%
Total risk-based capital ratio                    12.62          12.51          12.02
Leverage ratio (d)                                 8.12           8.15           8.13
----------------------------------------------------------------------------------------

(a) Common shareholders' equity does not include net unrealized gains or losses on securities (except for net unrealized losses on marketable equity securities) nor net gains or losses on cash flow hedges.

(b) "Other assets" deducted from Tier 1 capital consists of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

     "Other assets" deducted from risk-weighted assets consists of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and nonfinancial equity investments.

(c) The allowance for loan losses included in Tier 2 capital is limited by regulation to 1.25% of gross risk-weighted assets, excluding those with low-level recourse.

(d) This ratio is Tier 1 capital divided by average quarterly total assets less goodwill and the nonqualifying intangible assets described in footnote (b).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 44, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As a bank holding company, KeyCorp is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 ("FDICIA"). FDICIA requirements include an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. In addition, under FDICIA, our independent auditors have annually examined and attested to, without qualification, management's assertions regarding the effectiveness of our internal controls. Accordingly, we have had an established process of maintaining and evaluating our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information presented in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 23 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.1     Form of Award of Restricted Stock (2003 - 2005).

         10.2     Award of Phantom Stock to Henry L. Meyer III (2003 - 2005).

         10.3 KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003).

         10.4 Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003.

         10.5 First Amendment to KeyCorp Supplemental Retirement Plan, effective January 1, 2003.

         10.6 Fourth Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 2003.

         15       Acknowledgment Letter of Independent Auditors.

         99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         January 15, 2003 - Item 5. Other Events and Regulation FD Disclosure,
         Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure. Reporting that on January 15, 2003, the Registrant issued a press release announcing its earnings results for the three- and twelve-month period ended December 31, 2002, and providing a slide presentation reviewed in the related conference call/webcast.

         January 24, 2003 - Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits. Reporting that on January 24, 2003, the Registrant sent a notice to its directors and executive officers informing them that the KeyCorp 401(k) Savings Plan is changing its recordkeeper and that, as a result of this change, there will be a blackout period from February 20, 2003 through March 5, 2003.

         No other reports on Form 8-K were filed during the three-month period ended March 31, 2003.

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

                                                 KEYCORP
                                   ------------------------------------
                                              (Registrant)

Date: May 12, 2003                 /s/ Lee Irving
                                   ------------------------------------
                                   By: Lee Irving
                                       Executive Vice President
                                       and Chief Accounting Officer

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

Date: May 12, 2003                      /s/ Henry L. Meyer III
                                        -------------------------
                                        Henry L. Meyer III
                                        Chairman, President and
                                        Chief Executive Officer

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

Date: May 12, 2003                               /s/ Jeffrey B. Weeden
                                                 -----------------------
                                                 Jeffrey B. Weeden
                                                 Chief Financial Officer