Form 10-Q
period 2003-06-30
KEYCORP /NEW/
filed 2003-08-12
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]

                                     KEYCORP
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each              420,834,010 Shares
-----------------------------------------        ------------------------------
            (Title of class)                     (Outstanding at July 31, 2003)

                                     KEYCORP

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                               Page Number
                                                                                                               -----------
Item 1.       Financial Statements

              Consolidated Balance Sheets --
                 June 30, 2003, December 31, 2002 and June 30, 2002                                                  3

              Consolidated Statements of Income --
                 Three and six months ended June 30, 2003 and 2002                                                   4

              Consolidated Statements of Changes in Shareholders' Equity --
                 Six months ended June 30, 2003 and 2002                                                             5

              Consolidated Statements of Cash Flow --
                 Six months ended June 30, 2003 and 2002                                                             6

              Notes to Consolidated Financial Statements                                                             7

              Independent Accountants' Review Report                                                                31

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                          32

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                                66

Item 4.       Controls and Procedures                                                                               66

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     66

Item 4.       Submission of Matters to a Vote of Security Holders                                                   66

Item 6.       Exhibits and Reports on Form 8-K                                                                      67

              Signature                                                                                             69

              Exhibits                                                                                              70

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,    DECEMBER 31,   JUNE 30,
dollars in millions                                                                          2003         2002          2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)                (UNAUDITED)
ASSETS
Cash and due from banks                                                                    $  3,249      $ 3,364      $  2,929
Short-term investments                                                                        1,867        1,632         1,471
Securities available for sale                                                                 7,533        8,507         6,410
Investment securities (fair value: $107, $129 and $196)                                          99          120           186
Other investments                                                                             1,003          919           871
Loans, net of unearned income of $1,788, $1,776 and $1,746                                   63,214       62,457        63,881
   Less: Allowance for loan losses                                                            1,405        1,452         1,539
------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                                 61,809       61,005        62,342
Premises and equipment                                                                          606          644           659
Goodwill                                                                                      1,142        1,142         1,105
Other intangible assets                                                                          31           35            26
Corporate-owned life insurance                                                                2,470        2,414         2,359
Accrued income and other assets                                                               5,670        5,420         4,419
------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                            $ 85,479      $85,202      $ 82,777
                                                                                           ========      =======      ========
LIABILITIES
Deposits in domestic offices:
   NOW and money market deposit accounts                                                   $ 17,900      $16,249      $ 13,184
   Savings deposits                                                                           2,094        2,029         2,025
   Certificates of deposit ($100,000 or more)                                                 4,949        4,749         4,928
   Other time deposits                                                                       11,231       11,946        12,995
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing                                                                  36,174       34,973        33,132
   Noninterest-bearing                                                                       11,375       10,630         9,095
Deposits in foreign office -- interest-bearing                                                2,320        3,743         2,578
------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                          49,869       49,346        44,805
Federal funds purchased and securities sold under repurchase agreements                       3,766        3,862         5,110
Bank notes and other short-term borrowings                                                    3,403        2,823         3,390
Accrued expense and other liabilities                                                         5,760        5,471         4,742
Long-term debt                                                                               14,434       15,605        16,895
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary
   trusts holding solely subordinated debentures of KeyCorp (See Note 9)                      1,258        1,260         1,244
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       78,490       78,367        76,186

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                         --           --            --
Common shares, $1 par value; authorized 1,400,000,000 shares;
   issued 491,888,780 shares                                                                    492          492           492
Capital surplus                                                                               1,452        1,449         1,383
Retained earnings                                                                             6,633        6,448         6,214
Treasury stock, at cost (70,815,244, 67,945,135 and 65,537,753 shares)                       (1,667)      (1,593)       (1,530)
Accumulated other comprehensive income                                                           79           39            32
------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                 6,989        6,835         6,591
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                              $ 85,479      $85,202      $ 82,777
                                                                                           ========      =======      ========
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------   --------------------------
dollars in millions, except per share amounts                                 2003              2002        2003              2002
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                     $    910          $    989    $  1,814          $  1,974
Tax-exempt investment securities                                                 1                 3           3                 6
Securities available for sale                                                   96                96         197               185
Short-term investments                                                           8                 7          16                16
Other investments                                                                7                 7          13                13
----------------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     1,022             1,102       2,043             2,194
INTEREST EXPENSE
Deposits                                                                       183               231         371               481
Federal funds purchased and securities sold under repurchase agreements         15                24          29                47
Bank notes and other short-term borrowings                                      15                20          33                47
Long-term debt, including capital securities                                   113               144         233               282
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                      326               419         666               857
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                            696               683       1,377             1,337
Provision for loan losses                                                      125               135         255               271
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            571               548       1,122             1,066
NONINTEREST INCOME
Trust and investment services income                                           131               158         263               316
Service charges on deposit accounts                                             91               104         183               204
Investment banking and capital markets income                                   53                47          87                96
Letter of credit and loan fees                                                  40                29          71                57
Corporate-owned life insurance income                                           27                26          54                52
Electronic banking fees                                                         22                20          41                38
Net securities gains                                                             3                 1           7                 1
Other income                                                                    67                63         125               127
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                    434               448         831               891
NONINTEREST EXPENSE
Personnel                                                                      371               361         734               724
Net occupancy                                                                   56                56         115               113
Computer processing                                                             44                48          88               102
Equipment                                                                       34                36          66                70
Marketing                                                                       33                30          58                56
Professional fees                                                               32                21          57                42
Other expense                                                                  118               113         227               219
----------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                   688               665       1,345             1,326
INCOME BEFORE INCOME TAXES                                                     317               331         608               631
Income taxes                                                                    92                85         166               145
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $    225          $    246    $    442          $    486
                                                                          ========          ========    ========          ========
Per common share:
   Net income                                                             $    .53          $    .58    $   1.04          $   1.14
   Net income-- assuming dilution                                              .53               .57        1.03              1.13
Weighted average common shares outstanding (000)                           423,882           426,092     424,575           425,477
Weighted average common shares and potential common
   shares outstanding (000)                                                427,170           431,935     427,628           430,983
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                        ACCUMULATED
                                                                                            TREASURY       OTHER
                                                               COMMON  CAPITAL   RETAINED    STOCK,    COMPREHENSIVE  COMPREHENSIVE
dollars in millions, except per share amounts                  SHARES  SURPLUS   EARNINGS   AT COST    INCOME (LOSS)     INCOME(b)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                   $  492  $ 1,390   $  5,856   $ (1,585)      $  2
Net income                                                                            486                                  $ 486
Other comprehensive income:
   Net unrealized gains on securities available
      for sale, net of income taxes of $9(a)                                                                 15               15
   Net unrealized gains on derivative financial instruments,
      net of income taxes of $5                                                                               9                9
   Foreign currency translation adjustments                                                                   6                6
                                                                                                                            ----
         Total comprehensive income                                                                                         $516
                                                                                                                            ====
Cash dividends declared on common shares ($.30 per share)                            (128)
Issuance of common shares:
   Employee benefit and dividend reinvestment
      plans--2,345,971 net shares                                           (7)                   55
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                                       $  492  $ 1,383   $  6,214   $ (1,530)      $ 32
                                                               ======  =======   ========   =========      ====
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                   $  492  $ 1,449   $  6,448   $ (1,593)      $ 39
Net income                                                                            442                                   $442
Other comprehensive income (losses):
   Net unrealized losses on securities available
      for sale, net of income taxes of ($10)(a)                                                             (14)             (14)
   Net unrealized gains on derivative financial instruments,
      net of income taxes of $22                                                                             37               37
   Foreign currency translation adjustments                                                                  17               17
                                                                                                                            ----
         Total comprehensive income                                                                                         $482
                                                                                                                            ====
Deferred compensation obligation                                             8
Cash dividends declared on common shares ($.61 per share)                            (257)
Issuance of common shares:
   Employee benefit and dividend reinvestment
      plans--2,150,646 net shares                                           (5)                   50
Repurchase of common shares - 5,000,000 shares                                                  (124)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                       $  492  $ 1,452   $  6,633   $ (1,667)      $ 79
                                                               ======  =======   ========   =========      ====
---------------------------------------------------------------------------------------------------------------------

(a) Net of reclassification adjustments.

(b) For the three months ended June 30, 2003 and 2002, comprehensive income was $262 million and $298 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         --------------------------
in millions                                                                                 2003              2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $   442           $   486
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                 255               271
   Depreciation expense and software amortization                                             99               116
   Amortization of intangibles                                                                 6                 5
   Net securities gains                                                                       (7)               (1)
   Net (gains) losses from principal investments                                             (17)                1
   Net gains from loan securitizations and sales                                             (29)               (9)
   Deferred income taxes                                                                      22                63
   Net (increase) decrease in mortgage loans held for sale                                   (26)               68
   Net increase in trading account assets                                                    (87)             (155)
   Net decrease in accrued restructuring charges                                              (4)              (19)
   Other operating activities, net                                                           372              (310)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,026               516
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired                                               --               (15)
Net (increase) decrease in other short-term investments                                     (148)              582
Purchases of securities available for sale                                                (3,579)           (2,803)
Proceeds from sales of securities available for sale                                       2,678               292
Proceeds from prepayments and maturities of securities available for sale                  1,605             1,514
Purchases of investment securities                                                           (19)              (14)
Proceeds from prepayments and maturities of investment securities                             40                53
Purchases of other investments                                                              (195)              (60)
Proceeds from sales of other investments                                                      69                18
Proceeds from prepayments and maturities of other investments                                 70                22
Net increase in loans, excluding acquisitions, sales and divestitures                     (1,961)           (1,849)
Purchases of loans                                                                          (419)               --
Proceeds from loan securitizations and sales                                               1,283               775
Purchases of premises and equipment                                                          (26)              (44)
Proceeds from sales of premises and equipment                                                  4                 7
Proceeds from sales of other real esate owned                                                 33                25
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (565)           (1,497)
FINANCING ACTIVITIES
Net increase in deposits                                                                     514                 2
Net increase (decrease) in short-term borrowings                                             484              (784)
Net proceeds from issuance of long-term debt, including capital securities                 2,324             3,943
Payments on long-term debt, including capital securities                                  (3,543)           (1,915)
Purchases of treasury shares                                                                (124)               --
Net proceeds from issuance of common stock                                                    26                28
Cash dividends paid                                                                         (257)             (255)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (576)            1,019
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                          (115)               38
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                             3,364             2,891
-------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                 $ 3,249           $ 2,929
                                                                                         =======           =======
-------------------------------------------------------------------------------------------------------------------
Additional disclosures relative to cash flow:
   Interest paid                                                                         $   694           $   825
   Income taxes paid                                                                         108               159
Noncash items:
   Transfer of investment securities to other investments                                     --           $   871
   Transfer of investment securities to securities available for sale                         --                61
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

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 in January 2003. The "Accounting Pronouncements Pending Adoption" section of this note, on page 10, and Note 7 ("Variable Interest Entities"), which begins on page 20, provide information on Interpretation No. 46. This interpretation changes the method for determining when to consolidate an entity depending on whether the entity is a voting interest entity or a variable interest entity. It was effective immediately for entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003.

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

Additionally, Key has determined that it is the primary beneficiary, as defined in Interpretation No. 46, of an asset-backed commercial paper conduit for which it is a referral agent, as currently structured. Therefore, Key plans to consolidate the conduit in the third quarter in accordance with the interpretation. Key and the conduit owner are currently in the process of restructuring the conduit such that a third party unrelated to Key would become the primary beneficiary during the third quarter and be required to consolidate the conduit at that time. Additional information on the conduit is summarized in
Note 7 under the heading "Commercial paper conduits" and in Note 10 ("Contingent Liabilities and Guarantees") under the heading "Guarantees" on page 26.

Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key's 2002 Annual Report to Shareholders.

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

Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation." Additional information pertaining to this accounting change is summarized under the heading "Accounting Pronouncements Adopted in 2003" on page 9.

SFAS No. 123 requires companies like Key that have used the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose.

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The level of accuracy achieved in deriving the estimated fair value of options is directly related to the accuracy of the underlying assumptions. The assumptions for the three- and six-month periods ended June 30, 2003 and 2002, are shown in the following table.

                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ---------------------------       --------------------------
                                                   2003              2002            2003             2002
----------------------------------------------------------------------------------------------------------
Average option life                           6.0 YEARS         5.0 years       6.0 YEARS        5.0 years
Future dividend yield                              4.76%             4.36%           5.07%            4.86%
Share price volatility                             .293              .264            .293             .276
Weighted average risk-free interest rate            2.8%              3.5%            3.2%             4.0%
----------------------------------------------------------------------------------------------------------

The model assumes that the estimated fair value of an option is amortized over the option's vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (e.g., stock options, stock purchase plans, restricted stock, etc.) for the three- and six-month periods ended June 30, 2003 and 2002, is shown in the following table and would, if recorded, have been included in personnel expense on the income statement. The information presented may not be indicative of the effect in future periods.

                                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------       -------------------------
in millions, except per share amounts                                          2003            2002            2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                        $225             $246          $ 442          $  486
Add:    Stock-based employee compensation expense included
        reported net income, net of related tax effects                           2                1              4               2
Deduct: Total stock-based employee compensation expense determined under
        fair value-based method for all awards, net of related tax effects        5                7             10              14
-----------------------------------------------------------------------------------------------------------------------------------
Net income -- pro forma                                                        $222             $240          $ 436          $  474
                                                                               ====             ====          =====          ======
Per common share:
   Net income                                                                  $.53             $.58          $1.04          $ 1.14
   Net income -- pro forma                                                      .52              .57           1.03            1.11
   Net income assuming dilution                                                 .53              .57           1.03            1.13
   Net income assuming dilution -- pro forma                                    .52              .56           1.02            1.10
-----------------------------------------------------------------------------------------------------------------------------------

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

This new accounting guidance also expands the disclosures that a guarantor must make about its obligations under certain guarantees. These disclosure requirements took effect for financial statements of interim or annual periods ending after October 15, 2002. The required disclosures for Key are provided in
Note 10 under the heading "Guarantees." The adoption of Interpretation No. 45 did not have any material effect on Key's financial condition or results of operations.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new standard took effect for exit or disposal activities (e.g., activities related to ceasing a line of business, relocating operations, etc.) initiated after December 31, 2002. SFAS No. 146 substantially changes the rules for recognizing costs, such as lease or other contract termination costs and one-time employee termination benefits associated with exit or disposal activities arising from corporate restructurings. Generally, these costs must be recognized when incurred. Previously, those costs could be recognized earlier, for example, when a company committed to an exit or disposal plan. Key adopted SFAS No. 146 for restructuring activities initiated on or after January 1, 2003. The adoption of SFAS No. 146 did not have any material effect on Key's financial condition or results of operations.

ASSET RETIREMENT OBLIGATIONS. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard was effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and are amortized over the assets' useful lives. Key adopted SFAS No. 143 as of January 1, 2003. The adoption of this accounting guidance did not have any material effect on Key's financial condition or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION. As discussed under the heading "Stock-Based Compensation" on page 8, effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123. Management is applying the change in accounting prospectively (prospective method) to all awards as permitted under the transition provisions in SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock compensation. These alternative methods include: (i) the prospective method; (ii) the modified prospective method; and, (iii) the retroactive restatement method. This accounting guidance also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock compensation and the effect of the method used on reported financial results. The required interim disclosures for Key are provided under the aforementioned "Stock-Based Compensation" heading.

Based on the valuation and mid-year timing of option grants in 2003, management estimates that the accounting change will reduce Key's diluted earnings per common share by less than $.02 in 2003. The effect on Key's earnings per common share in subsequent years will depend on the number and timing of options granted and the assumptions used to estimate their fair value.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This accounting guidance is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have any material effect on Key's financial condition or results of operations.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No. 133 to clarify the definition of a derivative. SFAS No. 149 is effective generally for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any material effect on Key's financial condition or results of operations.

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

Interpretation No. 46 was effective immediately for entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003. It requires additional disclosures by primary beneficiaries and other significant variable interest holders. See Note 7 for a discussion of the actions that Key expects to take with respect to the adoption of Interpretation No. 46. The most significant impact of this new guidance will be on Key's balance sheet since consolidating or de-consolidating certain entities will either increase, or change the classification of, assets and liabilities and change leverage and capital ratios, as well as reported asset concentrations. While the consolidation of previously unconsolidated entities or the de-consolidation of previously consolidated entities under Interpretation No. 46 will represent an accounting change, it will not affect Key's legal rights or obligations to these entities. Additional information pertaining to VIEs is summarized in Notes 7 and 10.

                          2. EARNINGS PER COMMON SHARE

Key calculates its basic and diluted earnings per common share as follows:

                                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------     -------------------------
dollars in millions, except per share amounts                            2003              2002         2003             2002
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $    225          $    246     $    442         $    486
                                                                     ========          ========     ========         ========
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)                      423,882           426,092      424,575          425,477
Effect of dilutive common stock options (000)                           3,288             5,843        3,053            5,506
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding (000)                                   427,170           431,935      427,628          430,983
                                                                     ========          ========     ========         ========
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Net income per common share                                          $    .53          $    .58     $   1.04         $   1.14
Net income per common share--assuming dilution                            .53               .57         1.03             1.13
-----------------------------------------------------------------------------------------------------------------------------

                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and divestitures either completed by Key during 2002 or pending completion at June 30, 2003, are summarized below. There were no such transactions completed during the first six months of 2003.

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

DIVESTITURE

401(k) RECORDKEEPING BUSINESS

On June 12, 2002, Key sold its 401(k) plan recordkeeping business. Key recognized a gain of $3 million ($2 million after tax) on the transaction.

ACQUISITION PENDING AT JUNE 30, 2003

NEWBRIDGE PARTNERS LLC

On July 1, 2003, Key acquired NewBridge Partners LLC, a growth equity investment management firm headquartered in New York City with managed assets of approximately $2 billion. The terms of the transaction are not material and have not been disclosed.

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

Indirect Lending offers automobile and marine loans to consumers through dealers and finances inventory for automobile and marine dealers. This business unit also provides education loans, insurance and interest-free payment plans for students and their parents.

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

KEY EQUIPMENT FINANCE meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with financing options for their clients. Lease financing receivables and related revenues are assigned to other lines of business (primarily Corporate Banking) if those businesses are principally responsible for maintaining the relationship with the client.

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

The table that spans pages 14 and 15 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2003 and 2002. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key's financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

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

- Key's consolidated provision for loan losses is allocated among the lines of business based primarily on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key's consolidated allowance for loan losses. This methodology is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses" on page 58 of Key's 2002 Annual Report to Shareholders.

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

Developing and applying the methodologies that management uses to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key's organization structure. The financial data reported for all periods presented in the tables reflect a number of changes, which occurred during the first half of 2003:

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

- Methodologies used to allocate certain overhead and funding costs were refined.

                                                                               CORPORATE AND               INVESTMENT
THREE MONTHS ENDED JUNE 30,                         CONSUMER BANKING         INVESTMENT BANKING       MANAGEMENT SERVICES
                                                  --------------------      --------------------      --------------------
dollars in millions                                 2003         2002         2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                          $   459      $   448      $   261      $   269      $    61      $    57
Noninterest income                                    122          125          124          112          126          164
--------------------------------------------------------------------------------------------------------------------------
Total revenue (TE)(a)                                 581          573          385          381          187          221
Provision for loan losses                              65           70           56           59            4            6
Depreciation and amortization expense                  34           36            9           10            9           12
Other noninterest expense                             322          295          173          159          150          154
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)                160          172          147          153           24           49
Allocated income taxes and TE adjustments              60           64           55           58            9           18
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $   100      $   108      $    92      $    95      $    15      $    31
                                                  =======      =======      =======      =======      =======      =======

Percent of consolidated net income                     44%          44%          41%          39%           7%          13%
Percent of total segments net income                   44           45           41           40            7           13
--------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                             $28,827      $27,926      $28,172      $29,668      $ 5,031      $ 4,892
Total assets(a)                                    31,251       30,268       32,566       32,966        6,022        5,874
Deposits                                           34,781       33,976        4,147        3,104        5,939        3,583
--------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                              $    65      $    70      $    73      $   127      $     3      $     6
Return on average allocated equity                  18.21%       21.18%       11.05%       11.57%        9.94%       20.15%
Average full-time equivalent employees              8,447        8,488        2,269        2,247        2,842        3,182
--------------------------------------------------------------------------------------------------------------------------

                                                                               CORPORATE AND               INVESTMENT
SIX MONTHS ENDED JUNE 30,                           CONSUMER BANKING         INVESTMENT BANKING        MANAGEMENT SERVICES
                                                  --------------------      --------------------      --------------------
dollars in millions                                 2003         2002         2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                          $   904      $   884      $   520      $   542      $   120      $   110
Noninterest income                                    235          242          234          233          259          324
--------------------------------------------------------------------------------------------------------------------------
Total revenue (TE)(a)                               1,139        1,126          754          775          379          434
Provision for loan losses                             143          152          107          110            5            9
Depreciation and amortization expense                  68           75           18           21           19           25
Other noninterest expense                             619          592          332          317          298          311
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)                309          307          297          327           57           89
Allocated income taxes and TE adjustments             116          115          112          123           21           33
--------------------------------------------------------------------------------------------------------------------------
Net income                                        $   193      $   192      $   185      $   204      $    36      $    56
                                                  =======      =======      =======      =======      =======      =======

Percent of consolidated net income                     44%          39%          42%          42%           8%          12%
Percent of total segments net income                   44           42           42           44            8           12
--------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                             $28,628      $27,624      $28,281      $29,754      $ 4,994      $ 4,796
Total assets(a)                                    31,054       29,973       32,698       33,014        5,973        5,818
Deposits                                           34,572       34,142        4,093        3,120        5,579        3,627
--------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                              $   143      $   152      $   152      $   248      $     7      $     9
Return on average allocated equity                  17.99%       19.00%       11.21%       12.57%       11.82%       18.36%
Average full-time equivalent employees              8,483        8,501        2,282        2,263        2,893        3,194
--------------------------------------------------------------------------------------------------------------------------

(a) Substantially all revenue generated by Key's major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major business groups are located in the United States.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

     OTHER SEGMENTS               TOTAL SEGMENTS            RECONCILING ITEMS                   KEY
-----------------------       ----------------------      ----------------------       ----------------------
    2003           2002           2003          2002          2003          2002           2003          2002
-------------------------------------------------------------------------------------------------------------
$    (39)      $    (27)      $    742      $    747      $    (32)     $    (26)      $    710      $    721
      62             27            434           428            --            20            434           448
-------------------------------------------------------------------------------------------------------------
      23             --          1,176         1,175           (32)           (6)         1,144         1,169
      --             --            125           135            --            --            125           135
      --             --             52            58            --            --             52            58
       9              8            654           616           (18)           (9)           636           607
-------------------------------------------------------------------------------------------------------------
      14             (8)           345           366           (14)            3            331           369
      (5)           (13)           119           127           (13)           (4)           106           123
-------------------------------------------------------------------------------------------------------------
$     19       $      5       $    226      $    239      $     (1)     $      7       $    225      $    246
========       ========       ========      ========      ========      ========       ========      ========

       8%             2%           100%           98%           --%            2%           100%          100%
       8              2            100           100           N/A           N/A            N/A           N/A
-------------------------------------------------------------------------------------------------------------

$    851       $  1,312       $ 62,881      $ 63,798      $    148      $    130       $ 63,029      $ 63,928
  13,293         10,657         83,132        79,765         1,580         1,795         84,712        81,560
   3,699          3,918         48,566        44,581           (67)          (77)        48,499        44,504
-------------------------------------------------------------------------------------------------------------

      --             --       $    141      $    203            --            --       $    141      $    203
   20.32%          4.96%         13.90%        15.08%          N/M           N/M          12.98%        15.16%
      34             31         13,592        13,948         6,407         6,955         19,999        20,903
-------------------------------------------------------------------------------------------------------------

     OTHER SEGMENTS               TOTAL SEGMENTS             RECONCILING ITEMS                   KEY
-----------------------       ----------------------      -----------------------       ----------------------
    2003           2002           2003          2002          2003           2002           2003          2002
--------------------------------------------------------------------------------------------------------------
$    (74)      $    (61)      $  1,470      $  1,475      $    (57)      $    (52)      $  1,413      $  1,423
      96             60            824           859             7             32            831           891
--------------------------------------------------------------------------------------------------------------
      22             (1)         2,294         2,334           (50)           (20)         2,244         2,314
      --             --            255           271            --             --            255           271
      --             --            105           121            --             --            105           121
      16             14          1,265         1,234           (25)           (29)         1,240         1,205
--------------------------------------------------------------------------------------------------------------
       6            (15)           669           708           (25)             9            644           717
     (19)           (26)           230           245           (28)           (14)           202           231
--------------------------------------------------------------------------------------------------------------
$     25       $     11       $    439      $    463      $      3       $     23       $    442      $    486
========       ========       ========      ========      ========       ========       ========      ========

       5%             2%            99%           95%            1%             5%           100%          100%
       6              2            100           100           N/A            N/A            N/A           N/A
--------------------------------------------------------------------------------------------------------------

$    906       $  1,378       $ 62,809      $ 63,552      $    128       $    157       $ 62,937      $ 63,709
  13,046         10,626         82,771        79,431         1,544          1,786         84,315        81,217
   3,454          3,432         47,698        44,321           (69)           (83)        47,629        44,238
--------------------------------------------------------------------------------------------------------------

      --             --       $    302      $    409            --             --       $    302      $    409
   13.55%          5.45%         13.67%        14.74%          N/M            N/M          12.94%        15.34%
      35             31         13,693        13,989         6,529          7,002         20,222        20,991
--------------------------------------------------------------------------------------------------------------

Supplementary information (Consumer Banking lines of business)

THREE MONTHS ENDED JUNE 30,                          RETAIL BANKING           SMALL BUSINESS           CONSUMER FINANCE
                                                  --------------------     --------------------      --------------------
dollars in millions                                 2003         2002        2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                $   334      $   331     $    97      $    94      $   150      $   148
Provision for loan losses                              15           14          17           15           33           41
Noninterest expense                                   216          205          47           43           93           83
Net income                                             64           70          21           23           15           15
Average loans                                       9,839        8,760       4,391        4,283       14,597       14,883
Average deposits                                   30,182       30,076       4,264        3,588          335          312
Net loan charge-offs                                   15           14          17           15           33           41
Return on average allocated equity                  40.75%       49.69%      21.16%       28.04%        5.12%        5.23%
Average full-time equivalent employees              6,134        6,149         401          323        1,912        2,016
-------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                            RETAIL BANKING            SMALL BUSINESS           CONSUMER FINANCE
                                                  --------------------      --------------------      --------------------
dollars in millions                                 2003         2002         2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                $   655      $   646      $   191      $   185      $   293      $   295
Provision for loan losses                              31           32           35           29           77           91
Noninterest expense                                   419          409           89           86          179          172
Net income                                            128          128           42           44           23           20
Average loans                                       9,706        8,310        4,382        4,293       14,540       15,021
Average deposits                                   30,057       30,284        4,171        3,543          344          315
Net loan charge-offs                                   32           32           34           29           77           91
Return on average allocated equity                  41.23%       46.76%       22.35%       27.39%        4.00%        3.47%
Average full-time equivalent employees              6,163        6,161          390          321        1,930        2,019
--------------------------------------------------------------------------------------------------------------------------

Supplementary information (Corporate and Investment Banking lines of business)

THREE MONTHS ENDED JUNE 30,                         CORPORATE BANKING    KEYBANK REAL ESTATE CAPITAL  KEY EQUIPMENT FINANCE
                                                  --------------------   ---------------------------  ---------------------
dollars in millions                                 2003         2002         2003          2002         2003         2002
---------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                $   221      $   238      $    93       $    83      $    71      $    60
Provision for loan losses                              48           52           (1)           --            9            7
Noninterest expense                                   119          114           36            30           27           25
Net income                                             34           44           36            33           22           18
Average loans                                      14,002       16,273        7,406         7,711        6,764        5,684
Average deposits                                    3,421        2,556          712           538           14           10
Net loan charge-offs                                   65          120           (1)           --            9            7
Return on average allocated equity                   6.86%        8.30%       16.97%        17.77%       17.68%       17.15%
Average full-time equivalent employees              1,001        1,105          655           522          613          620
---------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                          CORPORATE BANKING     KEYBANK REAL ESTATE CAPITAL  KEY EQUIPMENT FINANCE
                                                  --------------------   ---------------------------  ---------------------
dollars in millions                                 2003         2002         2003         2002         2003         2002
---------------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)                $   442      $   480      $   173      $   171      $   139      $   124
Provision for loan losses                              89           86            3            3           15           21
Noninterest expense                                   230          232           68           59           52           47
Net income                                             76          101           64           68           45           35
Average loans                                      14,167       16,362        7,451        7,772        6,663        5,620
Average deposits                                    3,391        2,563          689          548           13            9
Net loan charge-offs                                  134          224            3            3           15           21
Return on average allocated equity                   7.63%        9.71%       15.53%       18.09%       18.60%       16.84%
Average full-time equivalent employees              1,027        1,120          646          516          609          627
--------------------------------------------------------------------------------------------------------------------------

                                  5. SECURITIES

Key classifies its securities into four categories: trading, available for sale, investment and other investments.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($888 million at June 30, 2003, $801 million at December 31, 2002, and $752 million at June 30, 2002) and are included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

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

"Other securities" held in the available for sale portfolio primarily are marketable equity securities.

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

In addition to principal investments, other investments include equity securities that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that are generally carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be "other than temporary." These adjustments are included in "net securities gains" on the income statement.

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

                                                                         JUNE 30, 2003
                                                  -------------------------------------------------------
                                                                   GROSS          GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED       FAIR
in millions                                          COST           GAINS         LOSSES         VALUE
---------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                 $       95     $        8             --     $      103
Other securities                                           4             --             --              4
---------------------------------------------------------------------------------------------------------
     Total investment securities                  $       99     $        8             --     $      107
                                                  ==========     ==========     ==========     ==========
---------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations          $       34     $        1             --     $       35
States and political subdivisions                         25              1             --             26
Collateralized mortgage obligations                    6,552             61     $       51          6,562
Other mortgage-backed securities                         567             24             --            591
Retained interests in securitizations                    123             57             --            180
Other securities                                         140             --              1            139
---------------------------------------------------------------------------------------------------------
    Total securities available for sale           $    7,441     $      144     $       52     $    7,533
                                                  ==========     ==========     ==========     ==========
---------------------------------------------------------------------------------------------------------

                                                                     DECEMBER 31, 2002
                                                  -------------------------------------------------------
                                                                    GROSS         GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED       FAIR
in millions                                          COST           GAINS         LOSSES         VALUE
---------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                 $      120     $        9             --     $      129
---------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations          $       22     $        1             --     $       23
States and political subdivisions                         35             --             --             35
Collateralized mortgage obligations                    7,143            129     $       65          7,207
Other mortgage-backed securities                         815             37             --            852
Retained interests in securitizations                    166             43             --            209
Other securities                                         208             --             27            181
---------------------------------------------------------------------------------------------------------
    Total securities available for sale           $    8,389     $      210     $       92     $    8,507
                                                  ==========     ==========     ==========     ==========
---------------------------------------------------------------------------------------------------------

                                                                       JUNE 30, 2002
                                                  -------------------------------------------------------
                                                                    GROSS         GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED       FAIR
in millions                                          COST           GAINS         LOSSES         VALUE
---------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions                 $      186     $       10             --     $      196
---------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations          $       22             --             --     $       22
States and political subdivisions                         18     $        1             --             19
Collateralized mortgage obligations                    5,092             99     $       79          5,112
Other mortgage-backed securities                         823             34             --            857
Retained interests in securitizations                    172             35             --            207
Other securities                                         216              1             24            193
---------------------------------------------------------------------------------------------------------
    Total securities available for sale           $    6,343     $      170     $      103     $    6,410
                                                  ==========     ==========     ==========     ==========
---------------------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:

                                                        JUNE 30,     DECEMBER 31,     JUNE 30,
in millions                                               2003           2002           2002
-----------------------------------------------------------------------------------------------
Commercial, financial and agricultural                 $   17,381     $   17,425     $   18,071
Commercial real estate:
     Commercial mortgage                                    5,886          6,015          6,266
     Construction                                           5,192          5,659          5,860
-----------------------------------------------------------------------------------------------
          Total commercial real estate loans               11,078         11,674         12,126
Commercial lease financing                                  8,009          7,513          7,216
-----------------------------------------------------------------------------------------------
          Total commercial loans                           36,468         36,612         37,413
Real estate -- residential mortgage                         1,754          1,968          2,117
Home equity                                                14,688         13,804         13,379
Consumer -- direct                                          2,170          2,161          2,185
Consumer -- indirect:
     Automobile lease financing                               528            873          1,386
     Automobile loans                                       2,107          2,181          2,297
     Marine                                                 2,379          2,088          1,917
     Other                                                    595            667            912
-----------------------------------------------------------------------------------------------
          Total consumer -- indirect loans                  5,609          5,809          6,512
-----------------------------------------------------------------------------------------------
          Total consumer loans                             24,221         23,742         24,193
Loans held for sale:
     Commercial, financial and agricultural                    --             41             --
     Real estate -- commercial mortgage                       231            193            281
     Real estate -- residential mortgage                       45             57             19
     Education                                              2,249          1,812          1,975
-----------------------------------------------------------------------------------------------
          Total loans held for sale                         2,525          2,103          2,275
-----------------------------------------------------------------------------------------------
     Total loans                                       $   63,214     $   62,457     $   63,881
                                                       ==========     ==========     ==========
-----------------------------------------------------------------------------------------------

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps at June 30, 2003, see Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

                                            Three months ended June 30,     Six months ended June 30,
                                            ---------------------------     -------------------------
in millions                                        2003            2002            2003         2002
-----------------------------------------------------------------------------------------------------
Balance at beginning of period               $    1,421      $    1,607      $    1,452      $ 1,677
Charge-offs                                        (179)           (236)           (369)        (469)
Recoveries                                           38              33              67           60
----------------------------------------------------------------------------------------------------
     Net charge-offs                               (141)           (203)           (302)        (409)
Provision for loan losses                           125             135             255          271
----------------------------------------------------------------------------------------------------
     Balance at end of period                $    1,405      $    1,539      $    1,405      $ 1,539
                                             ==========      ==========      ==========      =======
----------------------------------------------------------------------------------------------------

                          7. VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include: (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity if they occur; and, (iii) the right to receive the expected residual returns of the entity, if they occur.

Interpretation No. 46, "Consolidation of Variable Interest Entities," addresses the consolidation of VIEs. This interpretation is summarized in Note 1 ("Basis of Presentation"), under the heading "Accounting Pronouncements Pending Adoption" on page 10. Under Interpretation No. 46, VIEs are consolidated by the party who is exposed to a majority of the VIE's expected losses and/or residual returns (i.e., the primary beneficiary).

Transferors of assets to qualifying special purpose entities meeting the requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are exempt from the scope of Interpretation No. 46. As a result, Key's securitization trusts are exempt from consolidation under this interpretation.

Key has determined that it is the primary beneficiary of the following VIEs and will, therefore, consolidate them when Interpretation No. 46 is adopted in the third quarter of 2003.

COMMERCIAL PAPER CONDUITS. Key, among others, refers third party assets and borrowers and provides liquidity and credit enhancement to an unconsolidated asset-backed commercial paper conduit. The conduit had assets of $291 million at June 30, 2003. Key has determined that it is the primary beneficiary of the conduit, as currently structured. Therefore, Key plans to consolidate the conduit in July 2003. At June 30, 2003, Key's maximum exposure to loss from its interests in the conduit totaled $60 million, which represents the committed credit enhancement facility.

Key and the conduit owner are currently working on restructuring the conduit. Under this restructuring plan, capital notes will be issued to an unrelated third party investor who will absorb the majority of the expected losses of the conduit, if they occur. The issuance of capital notes by the conduit constitutes a material change in the contractual arrangements among parties involved and is a trigger event under Interpretation No. 46, which requires a reassessment of this entity. The capital note investor is expected to be considered the primary beneficiary of the conduit following the restructuring and, therefore, is expected to consolidate it. Key and the conduit owner are currently discussing and reviewing the restructuring plans with their respective independent accountants and attorneys, and restructuring documents are being drafted. Key anticipates that the restructuring will be completed during August 2003, at which time the conduit will be de-consolidated by Key.

Additionally, Key holds a subordinated note in and provides referral services and liquidity support to one program within another asset-backed commercial paper conduit. Key has determined that this program does not qualify for evaluation for consolidation separately from the entire conduit. Accordingly, and because the assets in the program are being liquidated rapidly, Key no longer believes that it has a significant interest in this conduit.

Additional information pertaining to Key's involvement with conduits is summarized in Note 10 ("Contingent Liabilities and Guarantees") under the heading "Guarantees" on page 26 and under the heading "Other Off-Balance Sheet Risk" on page 28.

LOW-INCOME HOUSING TAX CREDIT ("LIHTC") GUARANTEED FUNDS. Key Affordable Housing Corporation ("KAHC") forms limited partnerships (funds) that invest in LIHTC projects. Interests in these funds are offered to qualified investors, who pay a fee to KAHC for a guaranteed return. Key also earns syndication and asset management fees from these funds. At June 30, 2003, the guaranteed funds had unamortized equity of $651 million. Guaranteed funds formed during the quarter ended June 30, 2003, did not have any material effect on Key's financial condition or results of operations. Additional information on return guaranty agreements with LIHTC investors is summarized in Note 10 under the heading "Guarantees."

Key's maximum exposure to loss from its relationships with guaranteed LIHTC funds was $815 million at June 30, 2003, which represents undiscounted future payments due to investors for the return on and of their investments. KAHC has established a reserve in the amount of $34 million at June 30, 2003, which management believes will be sufficient to absorb future estimated losses under the guarantees.

As required by Interpretation No. 46, assets, liabilities and noncontrolling interests of newly consolidated entities will initially be recorded at their carrying amounts. If determining the carrying amounts is impractical, fair values at the date Interpretation No. 46 first applies may be used. Any difference between the net assets added to Key's balance sheet and the amount of any previously recognized interest in the newly consolidated entities will be recognized as a cumulative effect of an accounting change. The consolidation of the commercial paper conduit and guaranteed LIHTC funds is not expected to have any material effect on Key's financial condition or results of operations.

Key has also determined that it is not the primary beneficiary of the following group of currently consolidated VIEs and, accordingly, will de-consolidate them upon adoption of Interpretation No. 46 in the third quarter of 2003.

BUSINESS TRUSTS ISSUING MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES. Key owns the common stock of six fully-consolidated subsidiary business trusts, which have issued corporation-obligated mandatorily redeemable preferred capital securities to third party investors. The trusts' only assets, which totaled $1.1 billion at June 30, 2003, are debentures issued by Key, which were acquired by the trusts using proceeds from the issuance of the preferred securities and common stock. Upon de-consolidation, Key will include the debentures in "long-term debt" and Key's equity interest in the business trusts will be included in "accrued income and other assets" on the balance sheet. For regulatory reporting purposes, the Federal Reserve Board has advised that such preferred securities will continue to constitute Tier 1 capital until further notice. Additional information on the trusts is summarized in Note 9 ("Capital Securities") starting on page 23.

In addition, Key has significant interests in the following VIE groups. "Significant interests" has been defined by Key as subordinated interests in VIEs that expose Key to a portion of the VIEs' expected losses or residual returns, if they occur.

LIHTC NONGUARANTEED FUNDS. KAHC sells investments in certain unconsolidated LIHTC funds without guaranteeing a return to the investors and earns syndication and asset management fees for services provided to these nonguaranteed funds. Key has determined these funds to be VIEs in which Key has significant interests, but for which it is not the primary beneficiary. At June 30, 2003, assets of nonguaranteed LIHTC funds were estimated to be $366 million. Key's maximum exposure to loss from its involvement with these funds is minimal. Nonguaranteed funds formed during the quarter ended June 30, 2003, did not have any material effect on Key's financial condition or results of operations.

LIHTC INVESTMENTS. Key makes investments directly in LIHTC projects through the Retail Banking line of business. As a limited partner in these unconsolidated projects, Key is allocated tax credits and deductions associated with the underlying properties. Key is evaluating the impact of applying Interpretation No. 46 to these projects and has not yet completed its analysis. At June 30, 2003, estimated assets of the LIHTC projects totaled $863 million. Key's maximum exposure to loss from its involvement with these LIHTC projects is the unamortized investment balance of $296 million at June 30, 2003, plus $39 million of tax credits claimed, but subject to recapture. During the quarter ended June 30, 2003, Key did not obtain any significant interests in LIHTC projects created after January 31, 2003.

COMMERCIAL AND RESIDENTIAL REAL ESTATE INVESTMENTS. Through the KeyBank Real Estate Capital line of business, Key makes mezzanine investments in construction, acquisition and rehabilitation projects that have been determined to be VIEs. Key receives underwriting, asset management and other fees from these VIEs and for certain projects, may also provide the senior financing. It is reasonably possible that, as primary beneficiary, Key will consolidate such VIEs that have estimated assets of $78 million at June 30, 2003.

Key's investments in VIEs for which it is not reasonably possible that Key will be determined to be the primary beneficiary totaled $41 million at June 30, 2003. Key's maximum exposure to loss from its involvement with these real estate projects was $245 million at June 30, 2003, which represents the carrying amount of its investments in and loans to the projects.

During the quarter ended June 30, 2003, Key made mezzanine investments of $21 million in VIEs created after January 31, 2003, and was determined to be the primary beneficiary for a limited number of these VIEs, which did not have any material effect on Key's financial condition or results of operations. Key's maximum exposure to loss from its involvement with these VIEs is equal to $55 million at June 30, 2003, representing the amount invested in and lent to these projects.

PRINCIPAL INVESTMENTS. Key's Principal Investing unit makes direct investments in equity and mezzanine instruments offered by individual companies, some of which have been determined to be VIEs. It is reasonably possible that, as primary beneficiary, Key will consolidate VIEs that have estimated assets of $154 million at June 30, 2003. Key's investments in VIEs for which it is not reasonably possible that Key will be determined to be the primary beneficiary totaled $45 million at June 30, 2003. Key's maximum exposure to loss from its involvement with these VIEs was $84 million at June 30, 2003, which represents the carrying amount of these investments.

During the quarter ended June 30, 2003, Key did not obtain any significant interests in VIEs created after January 31, 2003, nor were any principal investments made in VIEs created after January 31, 2003, for which Key was determined to be the primary beneficiary.

LEVERAGED LEASES. The Key Equipment Finance line of business uses VIEs, typically grantor and business trusts, in conducting leveraged lease financing transactions. The VIEs facilitate the transfer of ownership of assets, reduce financing costs, and reduce the level of risk for lenders and investors. VIEs used to conduct these financings are consolidated by Key. As of June 30, 2003, Key's investment in leveraged leases totaled $2.6 billion. Interpretation No. 46 will not change Key's accounting for these transactions.

During the quarter ended June 30, 2003, Key created one new leveraged lease VIE, which involves $175 million in equipment. Key's maximum exposure to loss from its involvement with this VIE is limited to its equity investment of $45 million.

                8. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Impaired loans, which account for the largest portion of Key's nonperforming assets, totaled $498 million at June 30, 2003, compared with $610 million at December 31, 2002, and $671 million at June 30, 2002. Impaired loans averaged $526 million for the second quarter of 2003 and $678 million for the second quarter of 2002.

Key's nonperforming assets were as follows:

                                                                JUNE 30,           DECEMBER 31,              JUNE 30,
in millions                                                       2003                 2002                     2002
--------------------------------------------------------------------------------------------------------------------
Impaired loans                                                   $  498              $  610                   $  671
Other nonaccrual loans                                              339                 333                      286
--------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                                       837                 943                      957
Other real estate owned  ("OREO")                                    60                  48                       40
Allowance for OREO losses                                            (3)                 (3)                      (2)
--------------------------------------------------------------------------------------------------------------------
    OREO, net of allowance                                           57                  45                       38
Other nonperforming assets                                            3                   5                       --
--------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                   $  897              $  993                   $  995
                                                                 ======              ======                   ======
--------------------------------------------------------------------------------------------------------------------

At June 30, 2003, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values do not justify the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. The amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At June 30, 2003, Key had $302 million of impaired loans with a specifically allocated allowance for loan losses of $109 million, and $196 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2002, impaired loans included $377 million of loans with a specifically allocated allowance of $179 million, and $233 million that were carried at their estimated fair value without a specifically allocated allowance.

Key does not perform a loan-specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as "Other nonaccrual loans"). These typically are consumer loans, including residential mortgages, home equity loans and various types of installment loans. Management applies historical loss experience rates to these loan portfolios, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

                             9. CAPITAL SECURITIES

KeyCorp has six fully-consolidated subsidiary business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"). These securities are carried as liabilities on Key's balance sheet. The securities provide an attractive source of funds since they constitute Tier I capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. To the extent the trusts have funds available to make payments, as guarantor, KeyCorp unconditionally guarantees payment of:

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

Under Interpretation No. 46, Key has determined that these business trusts are VIEs for which it is not the primary beneficiary. Therefore, effective July 1, 2003, these trusts will be de-consolidated. Additional information regarding Interpretation No. 46 and these business trusts is summarized in Note 1 ("Basis of Presentation"), which begins on page 7, and in Note 7 ("Variable Interest Entities") under the heading "Business trusts issuing mandatorily redeemable preferred capital securities" on page 21.

The capital securities, common stock and related debentures are summarized as follows:

                                                                              PRINCIPAL         INTEREST RATE          MATURITY
                                           CAPITAL                            AMOUNT OF          OF CAPITAL           OF CAPITAL
                                          SECURITIES,         COMMON         DEBENTURES,        SECURITIES AND      SECURITIES AND
dollars in millions                    NET OF DISCOUNT(a)   SECURITIES    NET OF DISCOUNT(b)     DEBENTURES(c)        DEBENTURES
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2003
     KeyCorp Institutional Capital A        $  415             $ 11              $  361             7.826%               2026
     KeyCorp Institutional Capital B           178                4                 154             8.250                2026
     KeyCorp Capital I                         230                8                 238             2.030                2028
     KeyCorp Capital II                        190                8                 165             6.875                2029
     KeyCorp Capital III                       235                8                 187             7.750                2029
     Union Bankshares Capital Trust I           10                1                  11             9.000                2028
----------------------------------------------------------------------------------------------------------------------------------
        Total                               $1,258             $ 40              $1,116             6.678%                 --
                                            ======             ====              ======
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                           $1,260             $ 40              $1,136             6.779%                 --
                                            ======             ====              ======
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2002                               $1,244             $ 39              $1,195             6.749%                 --
                                            ======             ====              ======
----------------------------------------------------------------------------------------------------------------------------------

(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. The capital securities constitute minority interests in the equity accounts of KeyCorp's consolidated subsidiaries and, therefore, qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at June 30, 2003, December 31, 2002 and June 30, 2002, are basis adjustments of $182 million, $164 million and $88 million, respectively, related to fair value hedges. See Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders, for an explanation of fair value hedges.

(b) KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), and December 17, 2003 (for debentures owned by Union Bankshares Capital Trust I); and, (ii) in whole at any time within 90 days after and during the continuation of a "tax event" or a "capital treatment event" (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I or Union Bankshares Capital Trust I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to Key.

(c) The interest rates for Capital A, Capital B, Capital II, Capital III and Union Bankshares Capital Trust I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at June 30, 2003, December 31, 2002 and June 30, 2002, are weighted average rates.

During the first half of 2003, the subsidiary business trusts repurchased $20 million of their outstanding capital securities and KeyCorp repurchased a like amount of the related debentures. Management intends to replace certain repurchased capital securities with capital securities that yield a lower cost. Accordingly, $175 million of new capital securities were issued on July 21, 2003.

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

Accordingly, the total expected loss on the portfolio for which Key Bank USA will file claims cannot be determined with certainty at this time. Claims filed by Key Bank USA through June 30, 2003, total approximately $315 million, and management currently estimates that approximately $53 million of additional claims may be filed through year-end 2006 bringing the total aggregate amount of actual and potential claims to $368 million. As discussed previously, a number of factors could affect Key Bank USA's actual loss experience, which may be higher or lower than management's current estimates.

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

GUARANTEES

Key is a guarantor in various agreements with third parties. In accordance with Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on Key's balance sheet for the "stand ready" obligation associated with such guarantees. The accounting for guarantees existing at December 31, 2002, was not revised. Additional information pertaining to Interpretation No. 45 is summarized in Note 1 ("Basis of Presentation") under the heading "Accounting Pronouncements Adopted in 2003" on page 9. The following table shows the types of guarantees (as defined by Interpretation No. 45) that Key had outstanding at June 30, 2003.

                                                                                 MAXIMUM POTENTIAL
                                                                                    UNDISCOUNTED        LIABILITY
in millions                                                                        FUTURE PAYMENTS       RECORDED
-----------------------------------------------------------------------------------------------------------------
Financial Guarantees:
     Standby letters of credit                                                         $5,418             $   9
     Credit enhancement for asset-backed commercial paper conduit                          60                --
     Recourse agreement with FNMA                                                         296                 4
     Return guaranty agreement with LIHTC investors                                       815                34
     Default guarantees                                                                    11                --
     Written interest rate caps(a)                                                         42                16
-----------------------------------------------------------------------------------------------------------------
          Total                                                                        $6,642             $  63
                                                                                       ======             =====
-----------------------------------------------------------------------------------------------------------------

(a) As of June 30, 2003, the weighted average interest rate of written interest rate caps was 1.3%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

STANDBY LETTERS OF CREDIT. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key's lines of business to address clients' financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2003, Key's standby letters of credit had a remaining weighted average life of approximately 2 years, with remaining actual lives ranging from less than 1 year to as many as 17 years.

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

At June 30, 2003, Key's funding requirement under the credit enhancement facility totaled $60 million. However, there were no drawdowns under the facility during the six-month period ended June 30, 2003. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Key's commitments to provide credit enhancement to the conduit are periodically evaluated by management. No changes to Key's funding requirement under the credit enhancement facility are expected to occur as a result of the restructuring of the conduit discussed in Note 7 ("Variable Interest Entities") under the heading "Commercial paper conduits" on page 20.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION. KBNA participates as a lender in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a condition to FNMA's delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At June 30, 2003, the outstanding commercial mortgage loans in this program had a weighted average remaining term of 10 years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.5 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to 20% of the principal balance of loans outstanding at June 30, 2003. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

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

As shown in the preceding table, KAHC had established a reserve in the amount of $34 million at June 30, 2003, which management believes will be sufficient to cover estimated future obligations under the guarantees. In accordance with Interpretation No. 45, for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, the amount of all fees received in consideration for the guarantee has been recognized as the fair value stand ready obligation.

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

WRITTEN INTEREST RATE CAPS. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key. These caps are purchased by clients to limit their exposure to interest rate increases and at June 30, 2003, had a weighted average life of approximately 7.6 years.

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

LIQUIDITY FACILITIES THAT SUPPORT ASSET-BACKED COMMERCIAL PAPER CONDUITS. Key provides liquidity to all or a portion of two separate asset-backed commercial paper conduits that are owned by third parties and administered by unaffiliated financial institutions. These liquidity facilities obligate Key through February 15, 2005, to provide funding if such is required as a result of a disruption in credit markets or other factors.

Key provides liquidity to the conduits in the form of committed facilities of $1.2 billion. The amount available to be drawn on these facilities was $547 million at June 30, 2003. However, there were no drawdowns under either of the committed facilities at that time. Of the $1.2 billion of liquidity facility commitments, $92 million is associated with a conduit program that is in the process of being liquidated. Therefore, Key's commitment will decrease as the assets in this conduit program decrease. The remainder of the liquidity facility commitments relate to the asset-backed commercial paper conduit discussed in
Note 1 on page 7.

Key's commitments to provide liquidity are periodically evaluated by management. No changes to the committed liquidity facilities are expected to occur as a result of the restructuring of the conduit, discussed in Note 7.

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

In June 2003, MasterCard and Visa agreed, independently, to settle a class-action lawsuit that was brought against them by Wal-Mart Stores Inc. and many other retailers. The lawsuit alleged that MasterCard and Visa violated federal antitrust laws by conspiring to monopolize the debit card services market and by requiring merchants that accept certain of their debit and credit card services to also accept their higher priced "off-line," signature-verified debit card services. According to published reports, under the terms of the settlements, which are subject to court approval, beginning August 1, 2003, MasterCard and Visa have agreed to pay a total of approximately $3 billion, over a 10-year period, to merchants who claim to have been harmed by their actions and to lower the fees they charge merchants for their "off-line" signature-verified debit card services. Also, as of January 1, 2004, such merchants will no longer be required to accept MasterCard or Visa debit card services when they accept MasterCard or Visa credit card services. Accordingly, management believes that the settlements will result in the reduction of fees earned by KBNA and Key Bank USA from off-line debit card transactions. Management estimates that the impact of the settlement on Key will be a reduction to pre-tax net income of less than $10 million for the balance of 2003 and less than $25 million in 2004. This estimate is subject to change once management completes its evaluation of alternative actions that may be available to it in response to the settlements, and has had an opportunity to observe any changes in the marketplace for card services that occur in response to the settlements. It is management's understanding that certain retailers have opted-out of the class-action settlement and that additional suits have been filed against MasterCard and Visa seeking additional damage recovery. Management is unable at this time to estimate the possible impact of any such actions.

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

At June 30, 2003, Key had $954 million of derivative assets and $146 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $1.7 billion and $1.6 billion, respectively. Derivative assets and liabilities are recorded at fair value in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet.

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

The change in "accumulated other comprehensive income (loss)" resulting from cash flow hedges is as follows:

                                                                                      RECLASSIFICATION
                                                DECEMBER 31,          2003               OF GAINS TO              JUNE 30,
in millions                                        2002          HEDGING ACTIVITY         NET INCOME                2003
--------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges            $ 6               $ 39                   $ (2)                  $ 43
------------------------------------------------------------------------------------------------------------------------

Key expects to reclassify an estimated $52 million of net gains on derivative instruments from "accumulated other comprehensive income (loss)" to earnings during the next twelve months. Reclassifications will coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans.

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

The fair values of these trading portfolio items are included in "accrued income and other assets" or "accrued expense and other liabilities" on the balance sheet. Adjustments to the fair values are included in "investment banking and capital markets income" on the income statement. Additional information pertaining to Key's trading portfolio is summarized in Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

The following table shows trading income recognized on interest rate swaps and foreign exchange forward contracts.

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
in millions                                2003                2002
--------------------------------------------------------------------
Interest rate swap contracts               $  4                $  5
Foreign exchange forward contracts           15                  18
-------------------------------------------------------------------

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

At June 30, 2003, Key was party to interest rate swaps and caps with 55 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate credit exposure of $147 million (net of collateral of $574 million) on these instruments to 32 of the counterparties. The largest credit exposure to an individual counterparty amounted to approximately $27 million.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of June 30, 2003 and 2002, and the related condensed consolidated statements of income for the three- and six-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
July 18, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2003 and 2002. Some tables may cover more periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 30.

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

In management's opinion, some accounting policies are more likely than others to have a significant effect on Key's financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance or require management to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For Key, areas that rely heavily on the use of assumptions and estimates include accounting for the allowance for loan losses, loan securitizations, contingent liabilities and guarantees, principal investments, goodwill, and pension and other postretirement obligations. A brief discussion of each of these areas appears below.

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

LOAN SECURITIZATIONS. Key securitizes certain types of loans and accounts for such transactions as sales when the criteria set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are met. If future events were to preclude accounting for such transactions as sales, the loans would have to be placed back on Key's balance sheet. This could have a potentially adverse effect on Key's capital ratios and other unfavorable financial implications. In addition, determining the gain or loss resulting from securitization transactions and the subsequent carrying amount of retained interests is dependent on underlying assumptions made by management, the most significant of which are described in Note 8 ("Loan Securitizations and Variable Interest Entities"), which begins on page 70 of the Annual Report. The use of alternative ranges of possible outcomes for these assumptions would change the amount of the initial gain or loss recognized. It could also result in changes in the carrying amount of retained interests, with related effects on results of operations. Our accounting policy related to loan securitizations is disclosed in Note 1 under the heading "Loan Securitizations" on page 59 of the Annual Report.

CONTINGENT LIABILITIES AND GUARANTEES. Contingent liabilities arising from litigation, guarantees in various agreements with third parties in which Key is a guarantor and the potential effects of these items on Key's results of operations, are summarized in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 25.

Since Key records a liability for only the fair value of the obligation to stand ready to perform over the term of a guarantee, the risk exists that potential future payments that would be made by Key in the event of a default by a third party could exceed the liability recorded on Key's balance sheet. See Note 10 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that Key had outstanding at June 30, 2003.

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

- If the economy or segments of the economy fail to recover, or decline further, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

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

HIGHLIGHTS OF KEY'S PERFORMANCE

FINANCIAL PERFORMANCE

The primary measures of Key's financial performance for the second quarter and first six months of 2003 and 2002 are summarized below.

- Net income for the second quarter of 2003 was $225 million, or $.53 per common share, compared with net income of $217 million, or $.51 per share, for the previous quarter and net income of $246 million, or $.57 per share, for the second quarter of 2002. For the first six months of 2003, Key's net income was $442 million, or $1.03 per common share, compared with net income of $486 million, or $1.13 per share for the comparable period last year.

- Key's return on average equity was 12.98% for the second quarter of 2003. This result compares with a return of 12.91% for the prior quarter and a return of 15.16% for the year-ago quarter. For the first six months of 2003, Key's return on average equity was 12.94%, compared with a return of 15.34% for the first six months of 2002.

-        Key's second quarter 2003 return on average total assets was 1.07%.
         This result compares with a return of 1.05% for the previous quarter and a return of 1.21% for the second quarter of 2002. For the first six months of 2003, Key's return on average total assets was 1.06%, compared with a return of 1.21% for the comparable period in 2002.

Key's improved performance relative to the first quarter of 2003 reflected several positive trends:

- Revenue grew by $52 million, driven by increases in both net interest income and noninterest income.

- Average core deposits grew by an annualized 9% and were up 12% from the same period last year.

- Asset quality continued to improve as the level of Key's nonperforming loans declined for the third consecutive quarter and net loan charge-offs fell to their lowest level since the first quarter of 2001.

During the same period, the soft economy continued to adversely affect our earnings, especially in our commercial and market-sensitive businesses. The weak demand for commercial loans has placed pressure on the net interest margin and this pressure is expected to continue as a result of the Federal Reserve Board's June 2003 reduction in interest rates. Although Key's second quarter results benefited from higher principal investing gains, the level of income generated by most of our other market-sensitive businesses was essentially unchanged from the first quarter of 2003 and down from the second quarter of last year.

Over the remainder of the year, we expect improvement in our business fundamentals and modest earnings growth. We will continue to focus on expense management and to take advantage of opportunities, such as our recent acquisition of Newbridge Partners, a growth equity investment management firm based in New York City, to ensure that we are well positioned for the anticipated economic rebound. Newbridge will add almost $2 billion to our managed assets, expand our product base and allow us to further leverage our distribution capabilities. For the full year, we are comfortable with the analysts' consensus estimate for earnings per share of $2.13.

The primary reasons that Key's revenue and expense components changed from those of the three-and six-month periods ended June 30, 2002, are reviewed in greater detail throughout the remainder of this discussion.

Figure 1 on page 37 summarizes Key's financial performance for each of the past five quarters and the first six months of 2003 and 2002.

LONG-TERM GOALS

Our long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 7% to 8%.

CORPORATE STRATEGY

Our strategy for achieving our long-term goals comprises the following five primary elements:

- FOCUS ON OUR CORE BUSINESSES. We intend to focus on businesses that enable us to build relationships with our clients. We will focus on our "footprint" businesses (i.e., those businesses conducted primarily within the twelve states in which we have retail bank branches) that serve individuals, small businesses and middle market companies. In addition, we intend to focus nationwide on our commercial real estate lending, asset management, home equity lending and equipment leasing businesses. These are businesses in which we believe we possess resources of the scale necessary to compete nationally.

- PUT OUR CLIENTS FIRST. We will work to deepen our relationships with our existing clients, and to build relationships with new clients, including those who have the potential to purchase multiple products and services or to generate repeat business. One way in which we are pursuing this goal is by emphasizing deposit growth across all of our lines of business.

         We also want to ensure that our clients are receiving a distinctive level of service, so we are putting considerable effort into enhancing our service quality.

- ENHANCE OUR BUSINESS. We will strive for continuous improvement. We will continue to focus on increasing revenues, controlling expenses and better serving our clients. In addition, we will continue to leverage technology to reduce costs and to enhance service quality. Over time, we also intend to diversify our revenue mix by emphasizing the growth of fee income while investing in higher-growth and higher-return businesses.

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

                        FIGURE 1. SELECTED FINANCIAL DATA

                                                        2003                        2002               SIX MONTHS ENDED JUNE 30,
                                                 -------------------   ------------------------------  -------------------------
dollars in millions, except per share amounts     SECOND      FIRST     FOURTH     THIRD      SECOND       2003             2002
--------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                  $  1,022   $  1,021   $  1,077   $  1,095   $  1,102  $  2,043         $  2,194
Interest expense                                      326        340        365        395        419       666              857
Net interest income                                   696        681        712        700        683     1,377            1,337
Provision for loan losses                             125        130        147        135        135       255              271
Noninterest income                                    434        397        446        432        448       831              891
Noninterest expense                                   688        657        668        659        665     1,345            1,326
Income before income taxes                            317        291        343        338        331       608              631
Net income                                            225        217        245        245        246       442              486
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                       $    .53   $    .51   $    .58   $    .57   $    .58  $   1.04         $   1.14
Net income -  assuming dilution                       .53        .51        .57        .57        .57      1.03             1.13
Cash dividends paid                                  .305       .305        .30        .30        .30       .61              .60
Book value at period end                            16.60      16.32      16.12      15.66      15.46     12.94            15.46
Market price:
    High                                            27.42      27.11      26.75      27.35      29.40     27.42            29.40
    Low                                             22.56      22.31      21.25      20.96      25.95     22.31            22.92
    Close                                           25.27      22.56      25.14      24.97      27.30     25.27            27.30
Weighted average common shares (000)              423,882    425,275    424,578    426,274    426,092   424,575          425,477
Weighted average common shares and
     potential common shares (000)                427,170    428,090    429,531    431,326    431,935   427,628          430,983
--------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                            $ 63,214   $ 62,719   $ 62,457   $ 62,951   $ 63,881  $ 63,214         $ 63,881
Earning assets                                     73,716     75,113     73,635     72,548     72,820    73,716           72,820
Total assets                                       85,479     86,490     85,202     83,518     82,778    85,479           82,778
Deposits                                           49,869     50,455     49,346     44,610     44,805    49,869           44,805
Long-term debt                                     14,434     16,269     15,605     16,276     16,895    14,434           16,895
Shareholders' equity                                6,989      6,898      6,835      6,654      6,592     6,989            6,592
--------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                       1.07%      1.05%      1.17%      1.19%      1.21%     1.06%            1.21%
Return on average equity                            12.98      12.91      14.46      14.74      15.16     12.94            15.34
Net interest margin (taxable equivalent)             3.85       3.86       3.98       3.99       3.98      3.86             3.96
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                     8.18%      7.98%      8.02%      7.97%      7.96%     8.18%            7.96%
Tangible equity to tangible assets                   6.90       6.71       6.73       6.71       6.69      6.90             6.69
Tier 1 risk-based capital                            8.02       8.22       8.09       8.34       8.23      8.02             8.23
Total risk-based capital                            12.26      12.62      12.51      12.69      12.29     12.26            12.29
Leverage                                             8.12       8.12       8.15       8.15       8.14      8.12             8.14
--------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Average full-time equivalent employees             19,999     20,447     20,485     20,802     20,903    20,222           20,991
KeyCenters                                            903        911        910        903        905       903              905
--------------------------------------------------------------------------------------------------------------------------------

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

Figure 2 summarizes the contribution made by each major business group to Key's taxable-equivalent revenue and net income for the three- and six-month periods ended June 30, 2003 and 2002.

   FIGURE 2. MAJOR BUSINESS GROUPS - TAXABLE-EQUIVALENT REVENUE AND NET INCOME

                                     THREE MONTHS ENDED JUNE 30,        CHANGE         SIX MONTHS ENDED JUNE 30,       CHANGE
                                     ---------------------------  ------------------   -------------------------  -----------------
dollars in millions                   2003              2002       AMOUNT    PERCENT        2003         2002     AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE (TAXABLE EQUIVALENT)
Consumer Banking                     $   581         $   573      $     8       1.4 %    $ 1,139      $ 1,126     $   13       1.2%
Corporate and Investment Banking         385             381            4       1.0          754          775        (21)     (2.7)
Investment Management Services           187             221          (34)    (15.4)         379          434        (55)    (12.7)
Other Segments                            23              --           23       N/M           22           (1)        23       N/M
----------------------------------------------------------------------------------------------------------------------------------
     Total segments                    1,176           1,175            1        .1        2,294        2,334      (40)     (1.7)
Reconciling items                        (32)             (6)         (26)   (433.3)         (50)         (20)     (30)   (150.0)
----------------------------------------------------------------------------------------------------------------------------------
     Total                           $ 1,144         $ 1,169      $   (25)     (2.1)%    $ 2,244        $ 2,314   $  (70)   (3.0)%
                                     =======         =======      =======                =======        =======   ======

NET INCOME (LOSS)
Consumer Banking                     $   100         $   108      $    (8)     (7.4)%    $   193        $   192   $    1        .5%
Corporate and Investment Banking          92              95           (3)     (3.2)         185            204      (19)     (9.3)
Investment Management Services            15              31          (16)    (51.6)          36             56      (20)    (35.7)
Other Segments                            19               5           14     280.0           25             11       14     127.3
----------------------------------------------------------------------------------------------------------------------------------
     Total segments                      226             239          (13)     (5.4)         439            463      (24)     (5.2)
Reconciling items                         (1)              7           (8)      N/M            3             23      (20)    (87.0)
----------------------------------------------------------------------------------------------------------------------------------
     Total                           $   225         $   246      $   (21)     (8.5)%    $   442        $   486   $  (44)     (9.1)%
                                     =======         =======      =======                 =======       =======   ======
----------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

CONSUMER BANKING

As shown in Figure 3, net income for Consumer Banking was $100 million for the second quarter of 2003, representing an $8 million decrease from the year-ago quarter. The decline was attributable to a reduction in noninterest income and a higher level of noninterest expense. These negative changes were partially offset by an increase in taxable-equivalent net interest income and a lower provision for loan losses.

Taxable-equivalent net interest income grew by $11 million, or 2%, from the second quarter of 2002, due largely to an improved interest rate spread on earning assets, a 3% increase in average loans outstanding, primarily in the home equity and commercial portfolios, and a higher level of core deposits. These positive results were offset in part by a decline in yield-related loan fees, reflecting our efforts to exit the automobile leasing business.

Noninterest income decreased by $3 million, or 2%, due primarily to a $10 million reduction in service charges on deposit accounts generated by the Retail Banking line of business. The decrease in deposit service charges reflects lower overdraft fees, as well as the introduction of free checking products during the second half of 2002. The overall reduction in noninterest income was moderated, however, by increases in mortgage loan processing fees and net gains from loan sales, both in the National Home Equity unit.

Noninterest expense rose by $25 million, or 8%, from the second quarter of 2002. Increases in personnel expense, professional fees and various indirect charges accounted for the increase.

The provision for loan losses decreased by $5 million, or 7%, reflecting a lower level of net charge-offs in the Indirect Lending unit. This improvement was largely the result of Key's decision in 2001 to exit the automobile leasing business and to scale back indirect prime automobile lending to footprint markets.

                           FIGURE 3. CONSUMER BANKING

                                     THREE MONTHS ENDED JUNE 30,        CHANGE         SIX MONTHS ENDED JUNE 30,       CHANGE
                                     ---------------------------  ------------------   -------------------------  -----------------
dollars in millions                   2003              2002       AMOUNT    PERCENT    2003             2002     AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net interest income (TE)        $   459           $   448    $    11       2.5%   $   904          $   884   $    20     2.3%
     Noninterest income                  122               125         (3)     (2.4)       235              242        (7)   (2.9)
-----------------------------------------------------------------------------------------------------------------------------------
     Total revenue (TE)                  581               573          8       1.4      1,139            1,126        13     1.2
     Provision for loan losses            65                70         (5)     (7.1)       143              152        (9)   (5.9)
     Noninterest expense                 356               331         25       7.6        687              667        20     3.0
-----------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes (TE)     160               172        (12)     (7.0)       309              307         2      .7
     Allocated income taxes and TE
       adjustments                        60                64         (4)     (6.3)       116              115         1      .9
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                      $   100           $   108    $    (8)     (7.4)%  $   193          $   192   $     1      .5%
                                     =======           =======    =======              =======          =======   =======

     Percent of consolidated net
       income                             44%               44%       N/A       N/A         44%              39%      N/A     N/A

AVERAGE BALANCES
     Loans                           $28,827           $27,926    $   901       3.2%   $28,628          $27,624   $ 1,004     3.6%
     Total assets                     31,251            30,268        983       3.2     31,054           29,973     1,081     3.6
     Deposits                         34,781            33,976        805       2.4     34,572           34,142       430     1.3
-----------------------------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable

                                     THREE MONTHS ENDED JUNE 30,        CHANGE         SIX MONTHS ENDED JUNE 30,       CHANGE
ADDITIONAL CONSUMER BANKING DATA     ---------------------------  ------------------   -------------------------  -----------------
dollars in billions                     2003              2002       AMOUNT    PERCENT    2003             2002   AMOUNT  PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSITS OUTSTANDING
Noninterest-bearing                  $ 5,421           $ 5,057    $   364       7.2%   $ 5,360          $ 5,005   $   355     7.1%
Money market deposit accounts and
  other savings                       15,178            12,869      2,309      17.9     14,863           12,889     1,974    15.3
Time                                  14,182            16,050     (1,868)    (11.6)    14,349           16,248    (1,899)  (11.7)
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                       $34,781           $33,976    $   805       2.4%   $34,572          $34,142   $   430     1.3%
                                     =======           =======    =======              =======          =======   =======
-----------------------------------------------------------------------------------------------------------------------------------

HOME EQUITY LOANS
RETAIL BANKING AND SMALL BUSINESS
  Average balance                    $   8.0           $   6.9
  Average loan-to-value ratio             72%               73%
  Percent first lien positions            56                47
NATIONAL HOME EQUITY
  Average balance                    $   5.1           $   4.9
  Average loan-to-value ratio             75%               76%
  Percent first lien positions            81                83
----------------------------------------------------------------
OTHER DATA
On-line clients / percent
  penetration                   665,781 / 35%     489,632 / 28%
KeyCenters                               903               905
Automated teller machines              2,159             2,284
----------------------------------------------------------------

CORPORATE AND INVESTMENT BANKING

As shown in Figure 4, net income for Corporate and Investment Banking was $92 million for the second quarter of 2003, down from $95 million for the same period last year. A reduction in taxable-equivalent net interest income and higher noninterest expense accounted for the decrease. These negative changes were offset by an increase in noninterest income and a lower provision for loan losses.

Taxable-equivalent net interest income decreased by $8 million, or 3%, from the second quarter of 2002 due primarily to a less favorable interest rate spread on deposits and other funding sources, as well as a decline in average loans outstanding. The adverse effect of these factors was partially offset by the positive effect of deposit growth.

Noninterest income increased by $12 million, or 11%, due primarily to increases in non-yield-related loan fees and net gains from loan sales in the KeyBank Real Estate Capital line of business. In addition, results benefited from higher net gains from the residual values of leased equipment in Key Equipment Finance. These positive changes were partially offset by lower income from investment banking and capital markets activities, mainly in the Corporate Banking line.

Noninterest expense increased by $13 million, or 8%, due primarily to increases in the cost of employee benefits, business and franchise taxes, and various indirect charges.

                   FIGURE 4. CORPORATE AND INVESTMENT BANKING

                                     THREE MONTHS ENDED JUNE 30,        CHANGE         SIX MONTHS ENDED JUNE 30,       CHANGE
                                     ---------------------------  ------------------   -------------------------  -----------------
dollars in millions                   2003              2002       AMOUNT    PERCENT    2003             2002     AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net interest income (TE)        $   261           $   269    $    (8)   (3.0)%    $   520          $   542   $   (22)  (4.1)%
     Noninterest income                  124               112         12    10.7          234              233         1     .4
-----------------------------------------------------------------------------------------------------------------------------------
     Total revenue (TE)                  385               381          4     1.0          754              775       (21)  (2.7)
     Provision for loan losses            56                59         (3)   (5.1)         107              110        (3)  (2.7)
     Noninterest expense                 182               169         13     7.7          350              338        12    3.6
-----------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes (TE)     147               153         (6)   (3.9)         297              327       (30)  (9.2)
     Allocated income taxes and TE
       adjustments                        55                58         (3)   (5.2)         112              123       (11)  (8.9)
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                      $    92           $    95    $    (3)   (3.2)%    $   185          $   204   $   (19)  (9.3)%
                                     =======           =======    =======              =======          =======   =======

     Percent of consolidated net
       income                             41%               39%       N/A     N/A           42%              42%      N/A    N/A

AVERAGE BALANCES
     Loans                           $28,172           $29,668    $(1,496)   (5.0)%    $28,281          $29,754   $(1,473)  (5.0)%
     Total assets                     32,566            32,966       (400)   (1.2)      32,698           33,014      (316)  (1.0)
     Deposits                          4,147             3,104      1,043    33.6        4,093            3,120       973   31.2
-----------------------------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable

INVESTMENT MANAGEMENT SERVICES

As shown in Figure 5, net income for Investment Management Services was $15 million for the second quarter of 2003, down from $31 million in the second quarter of last year. The decrease was attributable to a significant reduction in noninterest income. This reduction was partially offset by an increase in taxable-equivalent net interest income and decreases in both noninterest expense and the provision for loan losses.

Taxable-equivalent net interest income increased by $4 million, or 7%, from the second quarter of 2002. The growth was due primarily to an improved interest rate spread on earning assets, combined with strong growth in average deposits.

Noninterest income decreased by $38 million, or 23%, as market-sensitive businesses continue to be adversely affected by the weak economy. The reduction was due primarily to an aggregate decline of $29 million in trust and investment services income in the McDonald Financial Group and in Victory Capital Management. This decline was largely attributable to a decrease over the past year in the market value of assets under management, as well as reduced revenue resulting from the June 2002 sale of Key's 401(k) plan recordkeeping business. Funds that clients elected to move from money market funds under management to FDIC insured deposit accounts with Key also contributed to the decline.

Noninterest expense decreased by $7 million, or 4%, due primarily to lower variable compensation expense associated with revenue generation.

                    FIGURE 5. INVESTMENT MANAGEMENT SERVICES

                                     THREE MONTHS ENDED JUNE 30,        CHANGE         SIX MONTHS ENDED JUNE 30,       CHANGE
                                     ---------------------------  ------------------   -------------------------  ----------------
dollars in millions                   2003              2002       AMOUNT    PERCENT    2003             2002     AMOUNT   PERCENT
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net interest income (TE)        $    61           $    57    $     4       7.0%   $   120          $   110   $    10     9.1%
     Noninterest income                  126               164        (38)    (23.2)       259              324       (65)  (20.1)
----------------------------------------------------------------------------------------------------------------------------------
     Total revenue (TE)                  187               221        (34)    (15.4)       379              434       (55)  (12.7)
     Provision for loan losses             4                 6         (2)    (33.3)         5                9        (4)  (44.4)
     Noninterest expense                 159               166         (7)     (4.2)       317              336       (19)   (5.7)
----------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes (TE)      24                49        (25)    (51.0)        57               89       (32)  (36.0)
     Allocated income taxes and TE
       adjustments                         9                18         (9)    (50.0)        21               33       (12)  (36.4)
----------------------------------------------------------------------------------------------------------------------------------
     Net income                      $    15           $    31    $   (16)    (51.6)%  $    36          $    56   $   (20)  (35.7)%
                                     =======           =======    =======              =======          =======   =======

     Percent of consolidated net
       income                              7%               13%       N/A       N/A          8%              12%      N/A     N/A

AVERAGE BALANCES
     Loans                           $ 5,031           $ 4,892    $   139       2.8 %  $ 4,994          $ 4,796   $   198     4.1%
     Total assets                      6,022             5,874        148       2.5      5,973            5,818       155     2.7
     Deposits                          5,939             3,583      2,356      65.8      5,579            3,627     1,952    53.8
----------------------------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable

ADDITIONAL INVESTMENT MANAGEMENT SERVICES DATA

                                                        JUNE 30,       DECEMBER 31,            JUNE 30,
dollars in billions                                       2003             2002                  2002
-------------------------------------------------------------------------------------------------------
Assets under management                                 $  63.3          $  61.7               $  70.7
Nonmanaged and brokerage assets                            61.5             65.0                  72.0
-------------------------------------------------------------------------------------------------------

OTHER SEGMENTS

Other segments consist primarily of Treasury, Principal Investing and the net effect of funds transfer pricing. These segments generated net income of $19 million for the second quarter of 2003, compared with net income of $5 million for the same period last year. The improvement reflects net gains of $20 million ($12 million after tax) from principal investing in the second quarter of 2003, compared with net losses of less than $2 million for the year-ago quarter.

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

-        market interest rate fluctuations; and

-        asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets, we present net interest income in this discussion on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory federal income tax rate of 35%--would yield $100. Figure 7, which spans pages 44 and 45, shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also reconciles taxable-equivalent net interest income for each of those quarters to net interest income reported under generally accepted accounting principles ("GAAP").

Taxable-equivalent net interest income for the second quarter of 2003 was $710 million, compared with $721 million a year ago. This decrease reflects the negative effect of a lower net interest margin, which decreased 13 basis points to 3.85%. The net interest margin is an indicator of the profitability of the earning asset portfolio and is calculated by dividing net interest income by average earning assets. During the same period, average earning assets grew by 2% to $73.9 billion.

The combination of a soft economy and significant growth in core deposits affected the net interest margin, as well as the size and composition of Key's earning assets portfolio. Over the past twelve months, core deposit growth has exceeded net loan growth. The excess funds have been either invested in securities or used to reduce wholesale funding. Although these actions improved Key's liquidity, the weak demand for commercial loans has placed pressure on the net interest margin. This pressure is expected to continue as a result of the Federal Reserve Board's most recent cut in interest rates in June 2003.

NET INTEREST MARGIN. Key's net interest margin decreased over the past twelve months, primarily because:

- competitive market conditions precluded us from passing on the full amount of the Federal Reserve Board's reductions in interest rates to clients' deposit accounts;

- we have experienced a higher level of loan refinancings and prepayments as a result of the low interest rate environment; and

- we invested more heavily in securities available for sale since opportunities to originate loans, which typically have higher interest rate spreads, have been adversely affected by the weak economy.

INTEREST EARNING ASSETS. Average earning assets for the second quarter of 2003 totaled $73.9 billion, which was $1.4 billion, or 2%, higher than the second quarter 2002 level. This growth came principally from home equity lending and the securities available-for-sale portfolio. During the same period, soft loan demand resulting from the general economic slowdown contributed to a decline in average commercial loans outstanding.

Over the past twelve months, the growth and composition of Key's loan portfolio has been affected by the following actions:

- During the first quarter of 2003, we acquired a $311 million commercial lease financing portfolio and a $71 million commercial loan portfolio from a Canadian financial institution. The acquisition of these portfolios further diversifies our asset base and is expected to result in additional equipment financing opportunities.

- During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships. As of June 30, 2003, these portfolios, in the aggregate, have declined by approximately $4.0 billion since the date of the announcement and by approximately $1.6 billion since June 30, 2002.

- We sold commercial mortgage loans of $661 million during the first six months of 2003 and $1.4 billion during 2002. Since some of these loans have been sold with limited recourse, Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 10 ("Contingent Liabilities and Guarantees") under the section entitled "Recourse agreement with Federal National Mortgage Association" on page 27. Our business of originating and servicing commercial mortgage loans has grown in part as a result of acquiring Conning Asset Management in the second quarter of 2002 and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

- We sold other loans totaling $619 million during the first half of 2003 and $1.9 billion during 2002. These sales included education loans of $156 million during the first six months of 2003 and $1.1 billion ($750 million through securitizations) during 2002.

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 52, contains more discussion about changes in earning assets and funding sources.

               FIGURE 6. COMPONENTS OF NET INTEREST INCOME CHANGES

                                                FROM THREE MONTHS ENDED JUNE 30, 2002     FROM SIX MONTHS ENDED JUNE 30, 2002
                                                 TO THREE MONTHS ENDED JUNE 30, 2003      TO SIX MONTHS ENDED JUNE 30, 2003
                                                -------------------------------------     ------------------------------------
                                                    AVERAGE    YIELD/      NET                AVERAGE    YIELD/      NET
in millions                                          VOLUME     RATE      CHANGE               VOLUME     RATE     CHANGE
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Loans                                               $   (14)   $  (90)    $ (104)             $   (25)   $ (184)   $ (209)
Tax-exempt investment securities                         (2)        1         (1)                  (4)        -        (4)
Securities available for sale                            31       (30)         1                   65       (53)       12
Short-term investments                                    -         -          -                   (2)        2         -
Other investments                                         1        (1)         -                    2        (2)        -
------------------------------------------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)          16      (120)      (104)                  36      (237)     (201)

INTEREST EXPENSE
NOW and money market deposit accounts                    10         2         12                   19         4        23
Certificates of deposit ($100,000 or more)               (1)       (8)        (9)                   1       (20)      (19)
Other time deposits                                     (15)      (32)       (47)                 (32)      (75)     (107)
Deposits in foreign office                               (1)       (3)        (4)                  (2)       (5)       (7)
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                     (7)      (41)       (48)                 (14)      (96)     (110)
Federal funds purchased and securities sold
     under repurchase agreements                         (2)       (7)        (9)                  (5)      (13)      (18)
Bank notes and other short-term borrowings               (4)       (1)        (5)                 (12)       (2)      (14)
Long-term debt, including capital securities             (7)      (24)       (31)                   2       (51)      (49)
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                             (20)      (73)       (93)                 (29)     (162)     (191)
------------------------------------------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)       $    36    $  (47)    $  (11)             $    65    $  (75)   $  (10)
                                                    =======    ======     ======              =======    ======    ======
------------------------------------------------------------------------------------------------------------------------------

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

     FIGURE 7. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                       SECOND QUARTER 2003                  FIRST QUARTER 2003
                                                   ----------------------------       -----------------------------
                                                   AVERAGE               YIELD/       AVERAGE                YIELD/
dollars in millions                                BALANCE    INTEREST    RATE        BALANCE    INTEREST     RATE
-------------------------------------------------------------------------------------------------------------------
ASSETS

Loans(a,b)
  Commercial, financial and agricultural           $17,391     $  218     5.01%       $17,221     $  206      4.86%
  Real estate -- commercial mortgage                 5,932         80     5.38          6,034         82      5.49
  Real estate -- construction                        5,331         68     5.14          5,683         72      5.16
  Commercial lease financing                         7,883        119     6.05          7,790        123      6.30
------------------------------------------------------------------------------------------------------------------
     Total commercial loans                         36,537        485     5.32         36,728        483      5.31
  Real estate -- residential                         1,803         30     6.54          1,904         32      6.66
  Home equity                                       14,433        219     6.09         14,005        217      6.29
  Consumer - direct                                  2,135         40     7.44          2,129         40      7.68
  Consumer - indirect lease financing                  601         14     9.40            772         18      9.40
  Consumer - indirect other                          5,002        105     8.43          4,917        107      8.74
------------------------------------------------------------------------------------------------------------------
     Total consumer loans                           23,974        408     6.82         23,727        414      7.05
  Loans held for sale                                2,518         29     4.70          2,390         28      4.70
------------------------------------------------------------------------------------------------------------------
     Total loans                                    63,029        922     5.86         62,845        925      5.95
Taxable investment securities                            5         --     5.44              2         --      8.43
Tax-exempt investment securities(a)                    110          3     9.46            125          3      8.89
------------------------------------------------------------------------------------------------------------------
     Total investment securities                       115          3     9.27            127          3      8.88
Securities available for sale(a,c)                   8,321         97     4.68          7,790        101      5.21
Short-term investments                               1,484          8     2.12          1,706          8      1.87
Other investments(c)                                   985          6     2.47            956          6      2.46
------------------------------------------------------------------------------------------------------------------
     Total earning assets                           73,934      1,036     5.61         73,424      1,043      5.73
Allowance for loan losses                           (1,409)                            (1,438)
Accrued income and other assets                     12,187                             11,928
------------------------------------------------------------------------------------------------------------------
                                                   $84,712                            $83,914
                                                   =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW and money market deposit accounts              $17,740         41      .93        $16,747         42      1.03
Savings deposits                                     2,084          3      .54          2,043          3       .60
Certificates of deposit ($100,000 or more)(d)        4,743         47     3.98          4,654         48      4.20
Other time deposits                                 11,434         84     2.96         11,799         90      3.09
Deposits in foreign office                           2,445          8     1.25          1,719          5      1.24
------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                38,446        183     1.91         36,962        188      2.07
Federal funds purchased and securities
  sold under repurchase agreements                   5,075         15     1.19          4,800         14      1.19
Bank notes and other short-term borrowings(d)        2,351         15     2.58          2,801         18      2.65
Long-term debt, including capital securities(d)     16,309        113     2.90         17,279        120      2.90
------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             62,181        326     2.13         61,842        340      2.25
Noninterest-bearing deposits                        10,053                              9,788
Accrued expense and other liabilities                5,526                              5,465
Common shareholders' equity                          6,952                              6,819
------------------------------------------------------------------------------------------------------------------
                                                   $84,712                            $83,914
                                                   =======                            =======

Interest rate spread (TE)                                                 3.48%                               3.48%
------------------------------------------------------------------------------------------------------------------
Net interest income (TE) and net interest
   margin (TE)                                                    710     3.85%                      703      3.86%
                                                                          ====                                ====
TE adjustment(a)                                                   14                                 22
------------------------------------------------------------------------------------------------------------------
Net interest income, GAAP basis                                $  696                             $  681
                                                               ======                             ======

Capital securities                                 $ 1,266     $   18                 $ 1,254     $   18
------------------------------------------------------------------------------------------------------------------

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

TE = Taxable Equivalent

GAAP = Generally Accepted Accounting Principles

     FIGURE 7. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
                                  (CONTINUED)

     FOURTH QUARTER 2002                THIRD QUARTER 2002                  SECOND QUARTER 2002
----------------------------       -----------------------------       -----------------------------
AVERAGE               YIELD/       AVERAGE                YIELD/       AVERAGE                YIELD/
BALANCE    INTEREST    RATE        BALANCE    INTEREST     RATE        BALANCE    INTEREST     RATE
----------------------------------------------------------------------------------------------------
$17,362     $  220     5.01%       $17,485     $  225      5.11%       $18,213     $  232      5.11%
  6,168         88     5.66          6,207         93      5.92          6,414         95      5.94
  5,856         78     5.27          5,822         79      5.37          5,870         79      5.40
  7,356        112     6.13          7,215        121      6.72          7,206        126      6.96
---------------------------------------------------------------------------------------------------
 36,742        498     5.39         36,729        518      5.60         37,703        532      5.65
  2,029         33     6.72          2,089         37      7.00          2,148         38      7.04
 13,649        226     6.55         13,505        222      6.52         13,072        229      7.03
  2,153         44     8.17          2,172         46      8.32          2,210         46      8.37
  1,001         24     9.42          1,264         28      8.98          1,514         33      8.84
  5,117        116     9.05          5,143        117      9.13          5,131        118      9.19
---------------------------------------------------------------------------------------------------
 23,949        443     7.36         24,173        450      7.41         24,075        464      7.73
  1,986         26     5.28          2,584         35      5.48          2,150         30      5.58
---------------------------------------------------------------------------------------------------
 62,677        967     6.14         63,486      1,003      6.29         63,928      1,026      6.43
      1         --     8.85              1         --      8.45              1         --      8.17
    132          3     9.32            166          4      8.76            205          4      8.31
---------------------------------------------------------------------------------------------------
    133          3     9.31            167          4      8.75            206          4      8.31
  7,598        106     5.60          6,424         98      6.11          6,014         96      6.40
  1,240          7     2.12          1,151          6      2.28          1,561          8      1.97
    906          6     2.39            855          6      2.46            870          6      3.14
---------------------------------------------------------------------------------------------------
 72,554      1,089     5.97         72,083      1,117      6.17         72,579      1,140      6.30
 (1,471)                            (1,509)                             (1,579)
 11,652                             11,361                              10,560
---------------------------------------------------------------------------------------------------
$82,735                            $81,935                             $81,560
=======                            =======                             =======

$15,131         40     1.03        $13,293         30       .91        $13,232         29       .88
  1,981          4      .63          2,002          3       .67          2,014          3       .67
  4,741         51     4.29          4,886         54      4.45          4,816         56      4.69
 12,213        101     3.29         12,713        115      3.57         13,085        131      4.02
  1,974          6     1.43          2,593         12      1.76          2,638         12      1.76
---------------------------------------------------------------------------------------------------
 36,040        202     2.22         35,487        214      2.40         35,785        231      2.59

  5,502         20     1.44          5,483         23      1.69          5,541         24      1.71
  2,192         14     2.53          2,581         18      2.73          2,995         20      2.73
 17,040        129     3.09         17,455        140      3.25         17,230        144      3.37
---------------------------------------------------------------------------------------------------
 60,774        365     2.40         61,006        395      2.59         61,551        419      2.73
  9,926                              9,177                               8,719
  5,314                              5,159                               4,783
  6,721                              6,593                               6,507
---------------------------------------------------------------------------------------------------
$82,735                            $81,935                             $81,560
=======                            =======                             =======

                       3.57%                               3.58%                               3.57%
---------------------------------------------------------------------------------------------------

               724     3.98%                      722      3.99%                      721      3.98%
                       ====                                ====                                =====
                12                                 22                                  38
---------------------------------------------------------------------------------------------------
            $  712                              $ 700                               $ 683
            ======                              =====                               =====

$ 1,233     $   18                 $ 1,249      $  19                  $ 1,236      $  20
---------------------------------------------------------------------------------------------------

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

Key's guidelines for risk management call for preventive measures to be taken if the simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines. Since short-term interest rates were relatively low at June 30, 2003, management modified Key's standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over the next two months and no change over the following ten months. As of June 30, 2003, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately 1.13% over the next twelve months if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 25 basis points, net interest income would be expected to increase by approximately .11% over the next twelve months.

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

MANAGEMENT OF INTEREST RATE EXPOSURE. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within the bounds of Key's interest rate risk, liquidity and capital guidelines. We manage interest rate risk by using portfolio swaps and caps, which modify the repricing or maturity characteristics of some of our assets and liabilities. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. A brief description of interest rate swaps and caps is included in the discussion of market risk management, which begins on page 30 of Key's 2002 Annual Report to Shareholders. For more information about how Key uses interest rate swaps and caps to manage its balance sheet, see Note 11 ("Derivatives and Hedging Activities"), which begins on page 29.

Over the past year, we have invested more heavily in collateralized mortgage obligations as opportunities to originate loans have been adversely affected by the weak economy, while our core deposits have grown significantly. These securities, the majority of which have relatively short average lives, have been used in conjunction with swaps and caps to manage our interest rate risk position.

TRADING PORTFOLIO RISK MANAGEMENT

Key's trading portfolio is described in Note 11.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates, and equity prices on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At June 30, 2003, Key's aggregate daily VAR was $1.4 million, compared with $1.8 million at June 30, 2002. Aggregate daily VAR averaged $1.2 million for the first six months of 2003, compared with an average of $1.6 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the second quarter of 2003 was $434 million, down $14 million, or 3%, from the same period last year. For the first six months of the year, noninterest income was $831 million, representing a decrease of $60 million, or 7%, from the first six months of 2002.

As shown in Figure 8, the reduction in noninterest income for both the quarterly and year-to-date periods was due primarily to lower income from trust and investment services, and service charges on deposit accounts. These negative changes were offset in part by increases in non-yield-related loan fees and net gains from loan sales.

                          FIGURE 8. NONINTEREST INCOME

                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,              CHANGE                JUNE 30,             CHANGE
                                                 ------------------  --------------------   ------------------  -------------------
dollars in millions                               2003        2002    AMOUNT     PERCENT     2003        2002    AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income              $131        $158    $ (27)     (17.1)%     $263        $316    $ (53)    (16.8)%
Service charges on deposit accounts                 91         104      (13)     (12.5)       183         204      (21)    (10.3)
Investment banking and capital markets income       53          47        6       12.8         87          96       (9)     (9.4)
Letter of credit and loan fees                      40          29       11       37.9         71          57       14      24.6
Corporate-owned life insurance income               27          26        1        3.8         54          52        2       3.8
Electronic banking fees                             22          20        2       10.0         41          38        3       7.9
Net securities gains                                 3           1        2      200.0          7           1        6     600.0
Other income:
     Insurance income                               13          15       (2)     (13.3)        26          28       (2)     (7.1)
     Net gains from loan securitizations and
       sales                                        14           3       11      366.7         29           9       20     222.2
     Loan securitization servicing fees              2           2       --        --           4           5       (1)    (20.0)
     Credit card fees                                3           2        1       50.0          6           4        2      50.0
     Miscellaneous income                           35          41       (6)     (14.6)        60          81      (21)    (25.9)
--------------------------------------------------------------------------------------------------------------------------------
          Total other income                        67          63        4       6.3         125         127       (2)     (1.6)
--------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                $434        $448    $ (14)      (3.1)%     $831        $891    $ (60)     (6.7)%
                                                  ====        ====    ======                 ====        ====    ======
--------------------------------------------------------------------------------------------------------------------------------

The discussion that follows provides additional information, such as the composition of certain components of Key's noninterest income and the factors that caused them to change from the prior year.

TRUST AND INVESTMENT SERVICES INCOME. Trust and investment services provide Key's largest source of noninterest income. Its primary components are shown in Figure 9. A significant portion of this income is based on the value of assets under management. Thus, over the past twelve months, the level of revenue derived from these services has been adversely affected by declines in the equity markets.

                 FIGURE 9. TRUST AND INVESTMENT SERVICES INCOME


                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,              CHANGE                JUNE 30,             CHANGE
                                                 ------------------  --------------------   ------------------  -------------------
dollars in millions                               2003        2002    AMOUNT     PERCENT     2003        2002    AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees        $ 36        $ 41    $  (5)     (12.2)%     $ 71        $ 81    $ (10)    (12.3)%
Institutional asset management and custody fees      9          20      (11)     (55.0)        20          40      (20)    (50.0)
Bond services                                        9          10       (1)     (10.0)        19          20       (1)     (5.0)
Brokerage commission income                         48          50       (2)      (4.0)        95         101       (6)     (5.9)
All other fees                                      29          37       (8)     (21.6)        58          74      (16)    (21.6)
--------------------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income    $131        $158    $ (27)     (17.1)%     $263        $316    $ (53)    (16.8)%
                                                  ====        ====    =====                  ====        ====    =====
--------------------------------------------------------------------------------------------------------------------------------

At June 30, 2003, Key's bank, trust and registered investment advisory subsidiaries had assets under management of $63.3 billion, compared with $70.7 billion at June 30, 2002. These assets are managed on behalf of both institutions and individuals through a variety of equity, fixed income and money market accounts. The composition of Key's assets under management is shown in Figure 10. The 10% decrease in the value of assets under management over the past twelve months reflects a decline in the market value of those assets as well as net asset outflows of approximately $4 billion. The June 2002 sale of Key's 401(k) plan recordkeeping business, which accounted for most of the net asset outflows, accounted for $14 million of the decrease in income from trust and investment services from the second quarter of 2002 and $22 million of the decrease from the first six months of 2002.

                       FIGURE 10. ASSETS UNDER MANAGEMENT

                                                             2003                       2002
                                                      ------------------    -----------------------------
in millions                                            SECOND     FIRST      FOURTH     THIRD      SECOND
---------------------------------------------------------------------------------------------------------
Assets under management by investment type:
          Equity                                      $26,931    $25,415    $27,224    $25,422    $31,064
          Fixed income                                 17,121     16,310     16,133     17,588     18,905
          Money market                                 19,250     19,073     18,337     19,364     20,756
---------------------------------------------------------------------------------------------------------
                   Total                              $63,302    $60,798    $61,694    $62,374    $70,725
                                                      =======    =======    =======    =======    =======
Proprietary mutual funds included in assets under
   management:
          Equity                                      $ 2,604    $ 2,236    $ 2,878    $ 2,965    $ 3,709
          Fixed income                                  1,144      1,125      1,215      1,377      1,262
          Money market                                 10,362     10,762     11,457     12,129     12,568
---------------------------------------------------------------------------------------------------------
                   Total                              $14,110    $14,123    $15,550    $16,471    $17,539
                                                      =======    =======    =======    =======    =======
---------------------------------------------------------------------------------------------------------

SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposit accounts have declined in each of the past five quarters due primarily to lower overdraft and maintenance fees. The decrease in maintenance fees is attributable to free checking products, which were introduced in the third quarter of 2002 and rolled out to all of Key's markets by the end of the year.

INVESTMENT BANKING AND CAPITAL MARKETS INCOME. As shown in Figure 11, the year-to-date decrease in investment banking and capital markets income resulted from declines in three of its four major revenue sources, reflecting the adverse effects of a soft economy.

Key's principal investing income is susceptible to volatility since it is derived from investments in small to medium-sized businesses, many of which are in relatively early stages of economic development and strategy implementation. Principal investments consist of direct and indirect investments in predominantly privately-held companies and are carried on the balance sheet at fair value ($717 million at June 30, 2003, and $652 million at June 30, 2002). Thus, the net gains and losses presented in Figure 11 stem from changes in estimated fair values, as well as actual gains and losses on sales of principal investments.

            FIGURE 11. INVESTMENT BANKING AND CAPITAL MARKETS INCOME


                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,             CHANGE             JUNE 30,           CHANGE
                                                        ------------------   ----------------   ----------------   ----------------
dollars in millions                                      2003        2002    AMOUNT   PERCENT    2003      2002    AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                    $  3        $  7    $  (4)   (57.1)%    $ 11      $ 24    $ (13)   (54.2)%
Investment banking income                                  22          34      (12)   (35.3)       44        55      (11)   (20.0)
Net gains (losses) from principal investing                20          (2)      22      N/M        17        (1)      18      N/M
Foreign exchange income                                     8           8       --       --        15        18       (3)   (16.7)
---------------------------------------------------------------------------------------------------------------------------------
  Total investment banking and capital markets income    $ 53        $ 47    $   6     12.8 %    $ 87      $ 96    $  (9)    (9.4)%
                                                         ====        ====    =====               ====      ====    =====
---------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

LETTER OF CREDIT AND LOAN FEES. As shown in Figure 8, letter of credit and loan fees were up from the prior year on both a quarterly and year-to-date basis due primarily to higher syndication fees and agency origination fees generated during the second quarter of 2003 by the KeyBank Real Estate Capital line of business.

OTHER INCOME. Compared with the prior year, other income was affected by offsetting items as shown in Figure 8. Increases in net gains from loan securitizations and sales were offset in part by higher net losses from the sales of residual values of leased equipment included in miscellaneous income. These losses were up $4 million from the second quarter of 2002 and $15 million from the first half of last year.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2003 was $688 million, up $23 million, or 4%, from the same period last year. For the first six months of the year, noninterest expense was $1.3 billion, representing an increase of only $19 million, or 1%, from the first six months of 2002.

As shown in Figure 12, increases in professional fees and personnel expense drove the increase in noninterest expense for both the quarterly and year-to-date periods. The aggregate increase in these expense components for the year-to-date period was substantially offset, however, by a reduction in computer processing expense.

                         FIGURE 12. NONINTEREST EXPENSE

                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                  JUNE 30,            CHANGE                 JUNE 30,           CHANGE
                                             ------------------   ----------------     -----------------   ----------------
dollars in millions                            2003      2002     AMOUNT   PERCENT       2003      2002    AMOUNT   PERCENT
---------------------------------------------------------------------------------------------------------------------------
Personnel                                    $   371   $    361   $  10      2.8 %     $   734   $   724   $  10      1.4 %
Net occupancy                                     56         56      --       --           115       113       2      1.8
Computer processing                               44         48      (4)    (8.3)           88       102     (14)   (13.7)
Equipment                                         34         36      (2)    (5.6)           66        70      (4)    (5.7)
Marketing                                         33         30       3     10.0            58        56       2      3.6
Professional fees                                 32         21      11     52.4            57        42      15     35.7
Other expense:
    Postage and delivery                          13         14      (1)    (7.1)           28        29      (1)    (3.4)
    Telecommunications                             8          9      (1)   (11.1)           16        17      (1)    (5.9)
    Equity- and gross receipts-based taxes         5          7      (2)   (28.6)           10        13      (3)   (23.1)
    OREO expense, net                              4          2       2    100.0             5         3       2     66.7
    Miscellaneous expense                         88         81       7      8.6           168       157      11      7.0
-------------------------------------------------------------------------------------------------------------------------
      Total other expense                        118        113       5      4.4           227       219       8      3.7
-------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense              $   688   $    665   $  23      3.5 %     $ 1,345   $ 1,326   $  19      1.4%
                                             =======   ========   =====                =======   =======   =====

Average full-time equivalent employees        19,999     20,903    (904)    (4.3)%      20,222    20,991    (769)    (3.7)%
-------------------------------------------------------------------------------------------------------------------------

The discussion that follows explains the composition of certain components of Key's noninterest expense and the factors that caused them to change from the prior year.

PERSONNEL. Personnel expense, the largest category of Key's noninterest expense, rose by a modest $10 million, or 1%, from the first six months of 2002. This result reflected a rise in employee benefit costs (primarily pension costs), offset in part by lower incentive compensation accruals.

The level of Key's personnel expense continues to reflect the benefits derived from a competitiveness initiative completed last year, as well as the continuous improvement efforts that have evolved from it. We will continue to evaluate staffing levels and to make appropriate changes when they can be accomplished without negatively affecting either customer service or our ability to grow higher return businesses. For the second quarter of 2003, the number of average full-time equivalent employees was 19,999, compared with 20,447 for the first quarter of 2003 and 20,903 for the year-ago quarter. Figure 13 shows the major components of Key's personnel expense.

Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense related to stock option grants totaled less than $1 million in the first half of 2003 and is included in incentive compensation in Figure
13. Additional information pertaining to this accounting change is included in
Note 1 ("Basis of Presentation") under the headings "Stock-Based Compensation" on page 8 and "Accounting Pronouncements Adopted in 2003" on page 9.

                          FIGURE 13. PERSONNEL EXPENSE

                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                       JUNE 30,              CHANGE               JUNE 30,          CHANGE
                                  ------------------    ----------------    ----------------    ----------------
dollars in millions                2003       2002      AMOUNT   PERCENT     2003      2002     AMOUNT   PERCENT
----------------------------------------------------------------------------------------------------------------
Salaries                           $ 220      $ 215     $   5     2.3 %      $ 445    $ 431     $ 14       3.2%
Employee benefits                     64         55         9    16.4          136      118       18      15.3
Incentive compensation                87         91        (4)   (4.4)         153      175      (22)    (12.6)
--------------------------------------------------------------------------------------------------------------
     Total personnel expense       $ 371      $ 361     $  10     2.8 %      $ 734    $ 724     $ 10       1.4%
                                   =====      =====     =====                =====    =====     ====
--------------------------------------------------------------------------------------------------------------

COMPUTER PROCESSING. The decrease in computer processing expense for both the quarterly and year-to-date periods was due primarily to a lower level of computer software amortization. This reduction is attributable to a decline in the number of capitalized software projects.

PROFESSIONAL FEES. The increase in professional fees for both the quarterly and year-to-date periods reflects additional costs incurred to enhance Key's sales management systems.

INCOME TAXES

The provision for income taxes was $92 million for the second quarter of 2003, compared with $85 million for the comparable period in 2002. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 29.0% for the second quarter of 2003, compared with 25.7% for the second quarter of 2002. For the first six months of 2003, the provision for income taxes was $166 million, compared with $145 million for the first half of 2002. The effective tax rates for these periods were 27.3% and 23.0%, respectively.

As discussed below, the management of residual values of certain leases has been transferred to a foreign subsidiary in a lower tax jurisdiction. The increase in the effective tax rate for both the quarterly and year-to-date periods was due primarily to the fact that a smaller number of such leases were transferred in the current year, compared with the first six months of 2002. These rate increases were moderated in the current year, however, by tax-exempt income from corporate-owned life insurance and credits associated with investments in low-income housing projects, both of which represented a higher percentage of income before income taxes compared with the three- and six-month periods ended June 30, 2002.

The effective tax rates for both the current and prior year are substantially below Key's combined statutory federal and state rate of 37.5% (37% in 2002) primarily because portions of our equipment leasing portfolio became subject to a lower income tax rate in the latter half of 2001. Responsibility for the management of portions of Key's leasing portfolio was transferred to a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this subsidiary, no deferred income taxes have been recorded on those earnings in accordance with SFAS No. 109, "Accounting for Income Taxes." Other factors that account for the difference between the effective and statutory tax rates in the current and prior year include tax deductions associated with dividends paid to Key's 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

FINANCIAL CONDITION

LOANS

At June 30, 2003, total loans outstanding were $63.2 billion, compared with $62.5 billion at the end of 2002 and $63.9 billion a year ago. Among the factors that contributed to the decrease in our loans from one year ago are:

- Loan sales completed to improve the profitability of the overall portfolio or to accommodate our funding needs;

-        Weak loan demand due to the sluggish economy; and

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

COMMERCIAL LOAN PORTFOLIO. Commercial loans outstanding decreased by $945 million, or 3%, from one year ago. Over the past year, growth in equipment lease financing receivables was more than offset by a net decline in all other commercial portfolios, reflecting continued weakness in the economy and our decision to discontinue many credit-only relationships in the leveraged financing and nationally syndicated lending businesses.

One of the largest segments of Key's commercial loan portfolio is commercial real estate loans. At June 30, 2003, Key's commercial real estate portfolio included mortgage loans of $5.9 billion and construction loans of $5.2 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $51 million. The average size of a construction loan was $3 million. The largest construction loan commitment was $47 million, of which $32 million was outstanding.

Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (i.e., generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 53% of Key's total average commercial real estate loans during the second quarter of 2003. At June 30, 2003, less than 2% of Key's nonowner-occupied portfolio was either nonperforming or delinquent in payments. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 14, is diversified by both industry type and geography.

                     FIGURE 14. COMMERCIAL REAL ESTATE LOANS

                                                                     GEOGRAPHIC REGION
JUNE 30, 2003                                             -------------------------------------   TOTAL     PERCENT OF
dollars in millions                                         EAST    MIDWEST   CENTRAL     WEST    AMOUNT       TOTAL
----------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
  Multi-family properties                                 $   595   $   523   $   642    $  703   $ 2,463       22.2%
  Retail properties                                           273       434       110       224     1,041        9.4
  Office buildings                                            159       109       157       235       660        6.0
  Residential properties                                       97        56       140       484       777        7.0
  Warehouses                                                   49       129        99       148       425        3.8
  Manufacturing facilities                                     15        32         7        11        65         .6
  Hotels/Motels                                                 6         3         1         9        19         .2
  Other                                                       107       275        50       126       558        5.0
--------------------------------------------------------------------------------------------------------------------
                                                            1,301     1,561     1,206     1,940     6,008       54.2
Owner-occupied                                                634     2,355       602     1,479     5,070       45.8
--------------------------------------------------------------------------------------------------------------------
     Total                                                $ 1,935   $ 3,916   $ 1,808    $3,419   $11,078      100.0%
                                                          =======   =======   =======    ======   =======     ======
--------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
  Nonperforming loans                                     $     4   $     4   $     1    $    8   $    17       N/M
  Accruing loans past due 90 days or more                       2         6        --        --         8       N/M
  Accruing loans past due 30 through 89 days                   24        13        --        29        66       N/M
--------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

CONSUMER LOAN PORTFOLIO. The level of consumer loans outstanding at June 30, 2003, was essentially unchanged from that reported a year ago. Our home equity portfolio increased by $1.3 billion, largely as a result of our focused efforts to grow this business, facilitated by a period of lower interest rates. The growth of the home equity portfolio was substantially offset by declines of $858 million in automobile lease financing receivables and $363 million in residential real estate mortgage loans. The decline in automobile lease financing receivables reflects our decision to exit the automobile leasing business.

Excluding loan sales and acquisitions, consumer loans would have increased by $676 million, or 3%, during the past twelve months.

The home equity portfolio is by far the largest segment of Key's consumer loan portfolio. Key's home equity portfolio is derived primarily from our Retail Banking line of business (53% of the home equity portfolio at June 30, 2003) and the National Home Equity unit within our Consumer Finance line of business.

The National Home Equity unit has two components: Champion Mortgage Company, a home equity finance company, and Key Home Equity Services, which purchases individual loans from an extensive network of correspondents and agents. Prior to the third quarter of 2002, Key Home Equity Services also purchased loans through bulk portfolio acquisitions from home equity loan companies. The average loan-to-value ratio at origination for a loan generated by the National Home Equity unit is 75%. First lien positions comprised 81% of the portfolio for this unit at June 30, 2003.

Figure 15 summarizes Key's home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and the yields achieved on the portfolio as a whole.

                          FIGURE 15. HOME EQUITY LOANS

                                                           2003                                      2002
                                                  -----------------------            -------------------------------------
dollars in millions                                SECOND         FIRST              FOURTH          THIRD        SECOND
--------------------------------------------------------------------------------------------------------------------------
SOURCES OF LOANS OUTSTANDING AT PERIOD END
Retail Banking (KeyCenters)                        $ 7,795       $ 7,445             $ 7,212        $ 7,068        $ 6,833
McDonald Financial Group & other sources             1,775         1,700               1,655          1,612          1,548

Champion Mortgage Company                            2,461         2,332               2,210          2,109          2,153
Key Home Equity Services division                    2,657         2,667               2,727          2,727          2,845
--------------------------------------------------------------------------------------------------------------------------
  National Home Equity unit                          5,118         4,999               4,937          4,836          4,998
--------------------------------------------------------------------------------------------------------------------------
  Total                                            $14,688       $14,144             $13,804        $13,516        $13,379
                                                   =======       =======             =======        =======        =======
--------------------------------------------------------------------------------------------------------------------------
Nonperforming loans at period end                  $   152       $   154             $   146        $   124        $   107
Net charge-offs for the period                          13            13                  13             12             13
Yield for the period                                  6.09%         6.29%               6.55%          6.52%          7.03%
--------------------------------------------------------------------------------------------------------------------------

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.6 billion of commercial real estate loans, $1.0 billion of education loans ($750 million through a securitization), $508 million of home equity loans and $688 million of other types of loans. Since 1999, Key has securitized only education loans.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-        the relative cost of funds;

-        the level of credit risk; and

-        capital requirements.

Figure 16 summarizes Key's loan sales (including securitizations) for the first six months of 2003 and all of 2002.

                       FIGURE 16. LOANS SOLD AND DIVESTED

                                  COMMERCIAL      COMMERCIAL      RESIDENTIAL    HOME      CONSUMER
in millions        COMMERCIAL     REAL ESTATE   LEASE FINANCING   REAL ESTATE   EQUITY    --INDIRECT   EDUCATION    TOTAL
-------------------------------------------------------------------------------------------------------------------------
    2003
Second quarter        $ 67          $  408            --             $184        $ 83          --        $   60     $  802
First quarter           52             253            --                4          73          --            96        478
--------------------------------------------------------------------------------------------------------------------------
  Total               $119          $  661            --             $188        $156          --        $  156     $1,280
                      ====          ======           ===             ====        ====        ====        ======     ======
    2002
Fourth quarter        $ 93          $  603            --             $ 65        $110        $177        $  100     $1,148
Third quarter           18             352            --               25         242           3           784      1,424
Second quarter          31             159           $18               20          24          --            70        322
First quarter           --             319            --               --           9          --           116        444
--------------------------------------------------------------------------------------------------------------------------
  Total               $142          $1,433           $18             $110        $385        $180        $1,070     $3,338
                      ====          ======           ===             ====        ====        ====        ======     ======
--------------------------------------------------------------------------------------------------------------------------

Figure 17 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $296 million of the $27.1 billion of loans administered or serviced at June 30, 2003.

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

                    FIGURE 17. LOANS ADMINISTERED OR SERVICED

                                   JUNE 30,       MARCH 31,     DECEMBER 31,  SEPTEMBER 30,       JUNE 30,
in millions                          2003           2003           2002           2002             2002
----------------------------------------------------------------------------------------------------------
Education loans                     $ 4,161        $ 4,381        $ 4,605        $ 4,756          $ 4,095
Automobile loans                         29             40             54             69               87
Home equity loans                       334            389            456            519              596
Commercial real estate loans         22,428         20,508         19,508         17,002           16,483
Commercial loans                        142            130            123            110              103
---------------------------------------------------------------------------------------------------------
  Total                             $27,094        $25,448        $24,746        $22,456          $21,364
                                    =======        =======        =======        =======          =======
---------------------------------------------------------------------------------------------------------

SECURITIES

At June 30, 2003, the securities portfolio totaled $8.6 billion and included $7.5 billion of securities available for sale, $99 million of investment securities and $1.0 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2002, was $9.5 billion, including $8.5 billion of securities available for sale, $120 million of investment securities and $919 million of other investments. The weighted average maturity of the total portfolio was 2.3 years at June 30, 2003, compared with 3.0 years at December 31, 2002.

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

SECURITIES AVAILABLE FOR SALE. The majority of Key's securities available for sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (sometimes called a "CMO") is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At June 30, 2003, Key had $7.2 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $8.1 billion at December 31, 2002, and $6.0 billion at June 30, 2002. Over the past twelve months, Key has invested more heavily in these securities as opportunities to originate loans (Key's preferred earning asset) have been adversely affected by the weak economy. Substantially all of these securities were issued or backed by federal agencies. The CMO securities held by Key are shorter-maturity class bonds that were structured to have more predictable cash flows than other longer-term class bonds during periods of changing interest rates. During the second quarter of 2003, Key reduced the level of its CMOs by approximately $750 million, primarily through sales undertaken to manage prepayment risk. The securities sold were backed by higher coupon mortgages and had very short expected average lives.

Figure 18 shows the composition, yields and remaining maturities of Key's securities available for sale. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 17.

                    FIGURE 18. SECURITIES AVAILABLE FOR SALE

                                                                                    OTHER
                              U.S. TREASURY,    STATES AND     COLLATERALIZED      MORTGAGE-
                               AGENCIES AND     POLITICAL         MORTGAGE          BACKED
dollars in millions            CORPORATIONS    SUBDIVISIONS     OBLIGATIONS(a)   SECURITIES(a)
----------------------------------------------------------------------------------------------
JUNE 30, 2003
Remaining maturity:
  One year or less               $       1       $        1        $   1,174        $      45
  After one through five years          28                5            5,063              535
  After five through ten years           2                8              227                3
  After ten years                        4               12               98                8
---------------------------------------------------------------------------------------------
Fair value                       $      35       $       26        $   6,562        $     591
Amortized cost                          34               25            6,552              567
Weighted average yield                2.60%            6.91%            4.51%            5.98%
Weighted average maturity        4.1 YEARS       10.5 YEARS        2.1 YEARS        1.7 YEARS
---------------------------------------------------------------------------------------------
DECEMBER 31, 2002
Fair value                       $      23       $       35        $   7,207        $     852
Amortized cost                          22               35            7,143              815
---------------------------------------------------------------------------------------------
JUNE 30, 2002
Fair value                       $      22       $       19        $   5,112        $     857
Amortized cost                          22               18            5,092              823
---------------------------------------------------------------------------------------------

                                   RETAINED                                              WEIGHTED
                                  INTERESTS IN      OTHER                                AVERAGE
dollars in millions            SECURITIZATIONS(a)  SECURITIES             TOTAL           YIELD(b)
--------------------------------------------------------------------------------------------------
JUNE 30, 2003
Remaining maturity:
  One year or less                 $      24               --           $   1,245          4.60%
  After one through five years           156       $        3               5,790          4.83
  After five through ten years            --                4                 244          8.78
  After ten years                         --              132(c)              254          8.94
-----------------------------------------------------------------------------------------------
Fair value                         $     180       $      139           $   7,533            --
Amortized cost                           123              140               7,441          5.01%
Weighted average yield                 27.55%            3.29%(b)            5.01%           --
Weighted average maturity          2.6 YEARS       10.0 YEARS           2.3 YEARS            --
-----------------------------------------------------------------------------------------------
DECEMBER 31, 2002
Fair value                         $     209       $      181           $   8,507            --
Amortized cost                           166              208               8,389          5.76%
-----------------------------------------------------------------------------------------------
JUNE 30, 2002
Fair value                         $     207       $      193           $   6,410            --
Amortized cost                           172              216               6,343          6.57%
-----------------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities of $131 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)   Includes primarily marketable equity securities with no stated maturity.

INVESTMENT SECURITIES. Securities issued by states and political subdivisions account for the majority of Key's investment securities. Figure 19 shows the composition, yields and remaining maturities of these securities.

                        FIGURE 19. INVESTMENT SECURITIES

                                       STATES AND                                             WEIGHTED
                                       POLITICAL         OTHER                                AVERAGE
dollars in millions                   SUBDIVISIONS     SECURITIES          TOTAL              YIELD(a)
------------------------------------------------------------------------------------------------------
JUNE 30, 2003
Remaining maturity:
  One year or less                      $      25              --        $      25             9.98%
  After one through five years                 54       $       4               58             9.02
  After five through ten years                 15              --               15             8.17
  After ten years                               1              --                1            11.22
---------------------------------------------------------------------------------------------------
Amortized cost                          $      95       $       4        $      99             9.14%
Fair value                                    103               4              107               --
Weighted average maturity               2.8 YEARS       4.5 YEARS        2.9 YEARS               --
---------------------------------------------------------------------------------------------------
DECEMBER 31, 2002
Amortized cost                          $     120              --        $     120             9.43%
Fair value                                    129              --              129               --
---------------------------------------------------------------------------------------------------
JUNE 30, 2002
Amortized cost                          $     186              --        $     186             8.59%
Fair value                                    196              --              196               --
---------------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

OTHER INVESTMENTS. Principal investments - investments in equity and mezzanine instruments made by Key's Principal Investing unit -- are carried at fair value, which aggregated $717 million at June 30, 2003. Of this amount, $2 million represents net unrealized gains. Principal investments represent approximately 71% of other investments and include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at June 30, 2003, was $1.4 billion, or 2.22% of loans. This compares with $1.5 billion, or 2.41% of loans, at June 30, 2002. The allowance includes $109 million that was specifically allocated for impaired loans of $302 million at June 30, 2003, compared with $144 million that was allocated for impaired loans of $312 million a year ago. For more information about impaired loans, see Note 8 ("Impaired Loans and Other Nonperforming Assets") on page 23. At June 30, 2003, the allowance for loan losses was 167.86% of nonperforming loans, representing the highest level of nonperforming loan coverage by the allowance since the 2001 year end. This compares with a ratio of 160.82% at June 30, 2002.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses" on page 58 of Key's 2002 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at June 30, 2003, represents management's best estimate of the losses inherent in the loan portfolio at that date.

The allowance specifically allocated for Key's impaired loans decreased by $35 million, or 24%, over the past twelve months, reflecting Key's continued efforts to resolve problem credits, combined with stabilizing credit quality trends in certain portfolios. During the same period, the allowance allocated for nonimpaired loans decreased by $99 million, or 7%, due largely to stabilizing credit quality trends in certain portfolios.

The level of watch credits in most commercial portfolios decreased from year-ago levels. Watch credits are loans with the potential for further deterioration in quality due to the debtor's current financial condition and related ability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits were large corporate and media. Other portfolios, including middle market, showed more modest improvement. These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key's strategy to limit the concentration of credit risk in any single portfolio.

 NET LOAN CHARGE-OFFS. Net loan charge-offs for the second quarter of 2003 totaled $141 million, or .90% of average loans, representing the lowest level of net charge-offs since the first quarter of 2001. These results compare with net charge-offs of $203 million, or 1.27% of average loans, for the same period last year. The composition of Key's loan charge-offs and recoveries by type of loan is shown in Figure 20. The decrease in net charge-offs from the year-ago quarter occurred primarily in the middle market and healthcare segments of the commercial loan portfolio.

Included in second quarter 2003 net charge-offs are $17 million of losses charged to the now depleted portion of Key's allowance for loan losses that had been segregated in connection with management's decision to discontinue many credit-only relationships in the leveraged financing and nationally syndicated lending businesses and to facilitate sales of distressed loans in other portfolios. Considering the progress that has been made in exiting the commitments related to these two portfolios, management believes that it is no longer necessary to segregate the run-off portfolio for reporting purposes.

                   FIGURE 20. SUMMARY OF LOAN LOSS EXPERIENCE

                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------   ---------------------------
dollars in millions                                      2003            2002             2003            2002
-----------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period            $ 63,029        $ 63,928        $ 62,937        $ 63,709
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period       $  1,421        $  1,607        $  1,452        $  1,677
Loans charged off:
     Commercial, financial and agricultural                  77             114             164             211

     Real estate--commercial mortgage                        14              13              25              48
     Real estate--construction                               --              12               4              12
---------------------------------------------------------------------------------------------------------------
          Total commercial real estate loans(a)              14              25              29              60
     Commercial lease financing                              19              18              31              38
---------------------------------------------------------------------------------------------------------------
          Total commercial loans                            110             157             224             309
     Real estate--residential mortgage                        1               2               3               3
     Home equity                                             15              15              29              29
     Consumer--direct                                        13              13              25              27
     Consumer--indirect lease financing                       4               6               9              13
     Consumer--indirect other                                36              43              79              88
---------------------------------------------------------------------------------------------------------------
          Total consumer loans                               69              79             145             160
---------------------------------------------------------------------------------------------------------------
                                                            179             236             369             469
Recoveries:
     Commercial, financial and agricultural                  10               9              16              19

     Real estate -- commercial mortgage                       3               2               8               3
     Real estate -- construction                             --              --               3              --
---------------------------------------------------------------------------------------------------------------
          Total commercial real estate loans(a)               3               2              11               3
     Commercial lease financing                               4               3               5               4
---------------------------------------------------------------------------------------------------------------
          Total commercial loans                             17              14              32              26
     Real estate--residential mortgage                        1              --               1               1
     Home equity                                              2               2               3               2
     Consumer--direct                                         2               2               4               4
     Consumer--indirect lease financing                       2               2               3               4
     Consumer--indirect other                                14              13              24              23
---------------------------------------------------------------------------------------------------------------
          Total consumer loans                               21              19              35              34
---------------------------------------------------------------------------------------------------------------
                                                             38              33              67              60
---------------------------------------------------------------------------------------------------------------
Net loans charged off                                      (141)           (203)           (302)           (409)
Provision for loan losses                                   125             135             255             271
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period             $  1,405        $  1,539        $  1,405        $  1,539
                                                       ========        ========        ========        ========
---------------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans                       .90%           1.27%            .97%           1.29%
Allowance for loan losses to period-end loans              2.22            2.41            2.22            2.41
Allowance for loan losses to nonperforming loans         167.86          160.82          167.86          160.82
---------------------------------------------------------------------------------------------------------------

(a) See Figure 14 on page 53 and the accompanying discussion on page 52 for more information related to Key's commercial real estate portfolio.

NONPERFORMING ASSETS. Figure 21 shows the composition of Key's nonperforming assets, which have declined in each of the past three quarters. These assets totaled $897 million at June 30, 2003, and represented 1.42% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $993 million, or 1.59%, at December 31, 2002, and $995 million, or 1.56%, at June 30, 2002.

          FIGURE 21. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                   JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
dollars in millions                                  2003           2003           2002           2002           2002
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $   361        $   381        $   448        $   484        $   471

Real estate -- commercial mortgage                      143            165            157            149            179
Real estate -- construction                              22             37             50             79             61
-----------------------------------------------------------------------------------------------------------------------
     Total commercial real estate loans(a)              165            202            207            228            240
Commercial lease financing                               92             91             69             88             76
-----------------------------------------------------------------------------------------------------------------------
     Total commercial loans                             618            674            724            800            787
Real estate -- residential mortgage                      38             39             36             34             34
Home equity                                             152            154            146            124            107
Consumer--direct                                         13             13             13              6              6
Consumer--indirect lease financing                        4              5              5              6              7
Consumer--indirect other                                 12             19             19             17             16
-----------------------------------------------------------------------------------------------------------------------
     Total consumer loans                               219            230            219            187            170
-----------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                          837            904            943            987            957

OREO                                                     60             62             48             30             40
Allowance for OREO losses                                (3)            (3)            (3)            (2)            (2)
-----------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                              57             59             45             28             38

Other nonperforming assets                                3              5              5              2             --
-----------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                     $   897        $   968        $   993        $ 1,017        $   995
                                                    =======        =======        =======        =======        =======
-----------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more             $   172        $   207        $   198        $   208        $   186
Accruing loans past due 30 through 89 days              731            721            790            787            780
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans                1.32%          1.44%          1.51%          1.57%          1.50%
Nonperforming assets to period-end loans
     plus OREO and other nonperforming assets          1.42           1.54           1.59           1.61           1.56
-----------------------------------------------------------------------------------------------------------------------

(a) See Figure 14 on page 53 and the accompanying discussion on page 52 for more information related to Key's commercial real estate portfolio.

The reduction in nonperforming loans during the second quarter was attributable largely to decreases in the structured finance and healthcare portfolios. Structured finance refers to a type of lending characterized by a high degree of leverage in the borrower's financial condition and a relatively low level of tangible loan collateral.

The economic slowdown can be expected to continue to impact Key's loan portfolio in general. At June 30, 2003, two segments of the commercial, financial and agricultural portfolio (loans to middle market clients and loans underwritten as structured finance credits) accounted for $255 million and $72 million, respectively, of Key's nonperforming loans. Although these two segments comprised only 14% of Key's total loans, they accounted for 39% of total nonperforming loans.

At June 30, 2003, our 20 largest nonperforming loans totaled $248 million, representing 30% of total loans on nonperforming status.

Information pertaining to the credit exposure by industry classification inherent in the largest sector of Key's loan portfolio, commercial, financial and agricultural loans, is presented in Figure 22. Within the transportation category, Key had approximately $255 million of exposure to the commercial passenger airline industry at June 30, 2003. The types of activity that caused the change in Key's nonperforming loans during the last five quarters are represented in Figure 23.

             FIGURE 22. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

                                                                           NONPERFORMING LOANS
                                                                        -------------------------
JUNE 30, 2003                          TOTAL            LOANS                         % OF LOANS
dollars in millions                 COMMITMENTS      OUTSTANDING         AMOUNT       OUTSTANDING
-------------------------------------------------------------------------------------------------
Industry classification:
  Manufacturing                       $ 9,082          $ 3,683          $   130            3.5%
  Services                              6,287            2,529               65            2.6
  Financial services                    5,806              959                2             .2
  Retail trade                          4,309              808               19            2.4
  Property management                   3,053            2,875                5             .2
  Wholesale trade                       2,686            1,248               25            2.0
  Public utilities                      1,792              499               --             --
  Building contractors                  1,385              692               39            5.6
  Communications                        1,340              451               12            2.7
  Agriculture/forestry/fishing          1,051              677               23            3.4
  Transportation                          804              452               19            4.2
  Public administration                   748              244               --             --
  Insurance                               886              130               --             --
  Mining                                  407              166               --             --
  Individuals                             179              121                1             .8
  Other                                 2,025            1,847               21            1.1
----------------------------------------------------------------------------------------------
     Total                            $41,840          $17,381          $   361            2.1%
                                      =======          =======          =======
----------------------------------------------------------------------------------------------

              FIGURE 23. SUMMARY OF CHANGES IN NONPERFORMING LOANS

                                                2003                                2002
                                       -----------------------           ----------------------------
in millions                            SECOND            FIRST           FOURTH    THIRD       SECOND
------------------------------------------------------------------------------------------------------
Balance at beginning of period          $ 904            $ 943            $ 987     $ 957       $ 973
  Loans placed on nonaccrual status       168              237              339       281         254
  Charge-offs                            (141)            (161)            (186)     (185)       (203)
  Loans sold                              (42)             (23)             (36)      (25)        (18)
  Payments                                (26)             (58)            (149)      (41)        (49)
  Transfers to OREO                        (1)             (19)              --        --          --
  Loans returned to accrual status        (25)             (15)             (13)       --          --
  Acquisition                              --               --                1        --          --
-----------------------------------------------------------------------------------------------------
Balance at end of period                $ 837            $ 904            $ 943     $ 987       $ 957
                                        =====            =====            =====     =====       =====
-----------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" -- domestic deposits other than certificates of deposit of $100,000 or more -- are Key's primary source of funding. During the second quarter of 2003, core deposits averaged $41.3 billion, and represented 56% of the funds Key used to support earning assets, compared with $37.1 billion and 51% during the same quarter in 2002. The composition of Key's deposits is shown in Figure 7, which spans pages 44 and 45.

The increase in the level of Key's core deposits over the past twelve months was due primarily to higher levels of NOW and money market deposit accounts as well as noninterest-bearing deposits. The growth of these deposits reflected client preferences for investments that provide high levels of liquidity in a low interest rate environment. Also contributing to the significant growth in noninterest-bearing deposits were our intensified cross-selling efforts and the introduction of new products, including free checking. A more aggressive pricing structure implemented in mid 2002 supported the growth in savings deposits. During the same period, time deposits decreased by 13% in part because, like our competitors, Key reduced the rates paid for them, as the Federal Reserve Board reduced interest rates in general.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.6 billion during the second quarter of 2003, compared with $16.0 billion during the year-ago quarter. Each of these funding sources has declined over the past twelve months. This is attributable in part to reduced funding needs resulting from core deposit growth, loan sales, slow demand for loans and our decision to scale back or discontinue certain types of lending.

Key continues to consider loan sales and securitizations as funding alternatives when market conditions are favorable.

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

LIQUIDITY RISK. There are both direct and indirect circumstances that could adversely affect Key's liquidity or materially affect the cost of funds. For example, events unrelated to Key, such as terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund can have market-wide consequences. An example of a direct (but hypothetical) event would be a significant downgrade in Key's public credit rating by a rating agency due to a deterioration in asset quality, a large charge to earnings, a significant merger or acquisition or other events. Similarly, market speculation or rumors about Key or the banking industry in general may cause normal funding sources to withdraw credit until further information becomes available.

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

- Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at June 30, 2003.

The Consolidated Statements of Cash Flow on page 6 summarize Key's sources and uses of cash by type of activity for the six-month periods ended June 30, 2003 and 2002. As shown in these statements, Key's largest cash flows relate to both investing and financing activities. Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

Over the past two years, the primary source of cash from financing activities has been the issuance of long-term debt. However, in 2002, deposits were also a significant source of cash. In each of the past two years, major outlays of cash have been made to repay debt issued in prior periods. During 2002, cash was also used to reduce the level of short-term borrowings.

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

In February 2003, KBNA obtained regulatory approval to make capital distributions to KeyCorp of up to $365 million in the aggregate in the first and second quarters. As of June 30, 2003, the entire amount had been distributed. Key Bank USA restored its dividend paying capacity during the first quarter and KBNA restored its dividend paying capacity during the second quarter. As of June 30, 2003, the affiliate banks had an additional $86 million available to pay dividends to KeyCorp without prior regulatory approval.

At June 30, 2003, KeyCorp had approximately $914 million of cash or short-term investments available to pay dividends on its common shares, to service its debt and to finance its corporate operations.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or extended from time to time as needed.

BANK NOTE PROGRAM. During the first half of 2003, Key's affiliate banks raised $1.4 billion under Key's bank note program. Of the notes issued during the year, $975 million have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KBNA and $1.0 billion by Key Bank USA). At June 30, 2003, $16.8 billion was available for future issuance under this program.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KBNA and Key Bank USA may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $197 million of borrowings issued under this program during the first half of 2003. At June 30, 2003, $4.0 billion was available for future issuance.

KEYCORP MEDIUM-TERM NOTE PROGRAM AND OTHER SECURITIES. KeyCorp may issue, under a registration statement filed with the Securities and Exchange Commission, up to $2.2 billion of securities, which could include long- or short-term debt, or equity securities. Of the amount registered, $1.0 billion has been allocated for the issuance of medium-term notes. At June 30, 2003, unused capacity under KeyCorp's universal shelf registration statement totaled $1.5 billion, including $275 million allocated for the issuance of medium-term notes.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a revolving credit agreement with an unaffiliated financial institution that provide funding availability of up to $500 million and $400 million, respectively. As of June 30, 2003, there were no borrowings outstanding under either the commercial paper program or the revolving credit agreement.

Key also has a commercial paper program with unaffiliated Canadian financial institutions that provides funding availability of up to $1.0 billion in Canadian currency or the equivalent in U.S. currency. As of June 30, 2003, borrowings outstanding under this commercial paper program totaled $789 million in Canadian currency and $26 million in U.S. currency (equivalent to $35 million in Canadian currency).

Key has favorable debt ratings as shown in Figure 24 below. As long as those debt ratings are maintained, management believes that, under normal conditions in the capital markets, future offerings of securities by KeyCorp or its affiliate banks would be marketable to investors at a competitive cost.

                             FIGURE 24. DEBT RATINGS

                                                                                SENIOR            SUBORDINATED
                                                         SHORT-TERM           LONG-TERM            LONG-TERM        CAPITAL
JUNE 30, 2003                                            BORROWINGS              DEBT                DEBT          SECURITIES
------------------------------------------------------------------------------------------------------------------------------
KEYCORP
Standard & Poor's                                           A-2                  A-                  BBB+             BBB
Moody's                                                     P-1                  A2                    A3            Baa1
Fitch                                                        F1                   A                    A-               A

KBNA
Standard & Poor's                                           A-1                   A                    A-             N/A
Moody's                                                     P-1                  A1                    A2             N/A
Fitch                                                        F1                   A                    A-             N/A

KEY NOVA SCOTIA FUNDING COMPANY ("KNSF")
Dominion Bond Rating Service(a)                         R-1 (middle)             N/A                  N/A             N/A
------------------------------------------------------------------------------------------------------------------------------

(a) Reflects the guarantee by KBNA of KNSF's issuance of Canadian commercial paper.

N/A = Not Applicable

CAPITAL

SHAREHOLDERS' EQUITY. Total shareholders' equity at June 30, 2003, was $7.0 billion, up $154 million from the balance at December 31, 2002. Growth in retained earnings, net unrealized gains on derivative financial instruments and the issuance of common shares out of the treasury stock account in connection with employee stock purchase, 401(k), dividend reinvestment and stock option programs contributed to the increase. Other factors contributing to the change in shareholders' equity during the first half of 2003 are shown in the Consolidated Statements of Changes in Shareholders' Equity presented on page 5.

SHARE REPURCHASES. In September 2000, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including 3,647,200 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first half of 2003, Key repurchased a total of 5,000,000 of its common shares at an average price per share of $24.70. At June 30, 2003, a remaining balance of 8,764,670 shares may be repurchased under the September 2000 authorization.

At June 30, 2003, Key had 70,815,244 treasury shares. Management may reissue those shares over time to support the employee stock purchase, 401(k), stock option, deferred compensation and dividend reinvestment plans, and for other corporate purposes. During the first half of 2003, Key reissued 2,150,646 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 8.18% at June 30, 2003, and 7.96% at June 30, 2002.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 ("Shareholders' Equity"), which begins on page 76 of Key's 2002 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-weighted assets," which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2003, Key's Tier 1 capital ratio was 8.02%, and its total capital ratio was 12.26%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2003, Key had a leverage ratio of 8.12%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from "critically undercapitalized" to "well capitalized." Both of Key's affiliate banks qualified as "well capitalized" at June 30, 2003, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as "well capitalized" at June 30, 2003. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliate banks.

Figure 25 presents the details of Key's regulatory capital position at June 30, 2003, December 31, 2002 and June 30, 2002.

             FIGURE 25. CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

                                                   JUNE 30,     DECEMBER 31,   JUNE 30,
dollars in millions                                  2003          2002          2002
----------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                     $   6,885     $   6,738     $   6,527
Qualifying capital securities                          1,076         1,096         1,156
Less: Goodwill                                         1,142         1,142         1,105
      Other assets(b)                                     62            60            49
----------------------------------------------------------------------------------------
      Total Tier 1 capital                             6,757         6,632         6,529
----------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowable portion of allowance for loan losses         1,077           986           987
Qualifying long-term debt                              2,491         2,639         2,233
----------------------------------------------------------------------------------------
      Total Tier 2 capital                             3,568         3,625         3,220
----------------------------------------------------------------------------------------
      Total risk-based capital                     $  10,325     $  10,257     $   9,749
                                                   =========     =========     =========

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet              $  67,752     $  67,051     $  68,273
Risk-weighted off-balance sheet exposure              18,031        16,595        12,611
Less: Goodwill                                         1,142         1,142         1,105
      Other assets(b)                                    327           251           248
Plus: Market risk-equivalent assets                      223           192           312
----------------------------------------------------------------------------------------
      Gross risk-weighted assets                      84,537        82,445        79,843
Less: Excess allowance for loan losses                   328           466           552
----------------------------------------------------------------------------------------
      Net risk-weighted assets                     $  84,209     $  81,979     $  79,291
                                                   =========     =========     =========

AVERAGE QUARTERLY TOTAL ASSETS                     $  84,712     $  82,735     $  81,560
                                                   =========     =========     =========

CAPITAL RATIOS
Tier 1 risk-based capital ratio                         8.02%         8.09%         8.23%
Total risk-based capital ratio                         12.26         12.51         12.29
Leverage ratio(c)                                       8.12          8.15          8.14
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

(c) This ratio is Tier 1 capital divided by average quarterly total assets less goodwill and the nonqualifying intangible assets described in footnote (b).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, which begins on page 32, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As a bank holding company, KeyCorp is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 ("FDICIA"). FDICIA requirements include an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. In addition, under FDICIA, our independent auditors have annually examined and attested to, without qualification, management's assertions regarding the effectiveness of our internal controls. Accordingly, we have had an established process of maintaining and evaluating our internal controls over financial reporting.

In connection with recent legislation and regulations, our management has also focused its attention on our "disclosure controls and procedures," which, as defined by the SEC, are generally those controls and procedures designed to ensure that financial and nonfinancial information required to be disclosed in KeyCorp's reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to KeyCorp's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of the requirements imposed by the recently adopted SEC regulations, we engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we implemented enhancements, which included establishing a disclosure committee and generally formalizing and documenting disclosure controls and procedures that we already had in place.

During the quarterly period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp's disclosure controls and procedures. Based upon that evaluation, KeyCorp's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

In conjunction with its normal on-going risk management and risk review process, and consistent with the requirements of recently adopted SEC regulations, management has undertaken a further comprehensive evaluation of its internal control over financial reporting that may result in additional future refinements to our existing internal control over financial reporting framework.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 25 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2003 Annual Meeting of Shareholders of KeyCorp held on May 22, 2003, five directors were elected for three-year terms expiring in 2006, and shareholders adopted resolutions to approve the KeyCorp Amended and Restated Discounted Stock Purchase Plan, to approve the KeyCorp Deferred Equity Allocation Plan, and to approve the KeyCorp Directors' Deferred Share Plan, and to ratify the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 2003. Director nominees for terms expiring in 2006 were: William G. Bares, Dr. Carol
A. Cartwright, Henry S. Hemingway, Steven A. Minter, and Thomas C. Stevens. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were: Cecil D. Andrus, Edward P. Campbell, Alexander M. Cutler, Charles R. Hogan, Dr. Shirley A. Jackson, Douglas J. McGregor, Eduardo R. Menasce, Henry L. Meyer III, Bill R. Sanford, Dennis W. Sullivan, and Peter G. Ten Eyck, II.

The vote on each issue was as follows:

                                        For          Against       Abstain
                                     ---------------------------------------
Election of Directors
 William G. Bares                    356,995,210         *        11,868,726
 Dr. Carol A. Cartwright             356,562,057         *        12,301,878
 Henry S. Hemingway                  356,572,407         *        12,291,527
 Steven A. Minter                    356,352,942         *        12,510,993
 Thomas C. Stevens                   357,134,371         *        11,729,564

Approval of the KeyCorp Amended      344,259,226    19,921,227     4,683,481
and Restated Discounted Stock
Purchase Plan

Approval of the KeyCorp Deferred     320,216,837    43,114,699     5,532,398
Equity Allocation Plan

Approval of the KeyCorp Directors'   314,910,264    47,891,386     6,062,283
Deferred Share Plan

Ratification of Ernst & Young        274,019,655    91,398,687     3,445,593
as independent auditors of
KeyCorp

* Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         15       Acknowledgment Letter of Independent Auditors.

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         April 17, 2003 - Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure and Information Furnished under Item 12 (Disclosure of Results of Operations and Financial Condition). Reporting that on April 17, 2003, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 2003, and providing a slide presentation reviewed in the related conference call/webcast.

         No other reports on Form 8-K were filed during the three-month period ended June 30, 2003.

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

                                                   KEYCORP
                                         --------------------------------
                                                (Registrant)

Date: August 11, 2003                    /s/ Lee Irving
                                         --------------------------------
                                         By: Lee Irving
                                             Executive Vice President
                                             and Chief Accounting Officer