Form 10-Q
period 2003-09-30
KEYCORP /NEW/
filed 2003-11-13
CIK 91576

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ To ______

                          Commission File Number 0-850

                                 [KEYCORP LOGO]
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                            34-6542451
 ---------------------------------                         ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

     127 PUBLIC SQUARE, CLEVELAND, OHIO                           44114-1306
---------------------------------------------                -------------------
  (Address of principal executive offices)                        (Zip Code)

                                 (216) 689-6300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each              419,143,413 Shares
-----------------------------------------     ---------------------------------
          (Title of class)                    (Outstanding at October 31, 2003)

                                    KEYCORP

                                TABLE OF CONTENTS

                                                                                              Page Number
                                                                                              -----------
                                      PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets --
              September 30, 2003, December 31, 2002 and September 30, 2002                          3

           Consolidated Statements of Income --
              Three and nine months ended September 30, 2003 and 2002                               4

           Consolidated Statements of Changes in Shareholders' Equity --
              Nine months ended September 30, 2003 and 2002                                         5

           Consolidated Statements of Cash Flow --
              Nine months ended September 30, 2003 and 2002                                         6

           Notes to Consolidated Financial Statements                                               7

           Independent Accountants' Review Report                                                  31

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                            32

Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                  66

Item 4.    Controls and Procedures                                                                 66

                                       PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       66

Item 6.    Exhibits and Reports on Form 8-K                                                        67

           Signature                                                                               68

           Exhibits                                                                                69

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,     DECEMBER 31,   SEPTEMBER 30,
dollars in millions                                                                      2003              2002           2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)                       (UNAUDITED)
ASSETS
Cash and due from banks                                                                $  2,398          $  3,364        $  3,039
Short-term investments                                                                    1,776             1,632           1,190
Securities available for sale                                                             7,550             8,507           7,409
Investment securities (fair value: $113, $129 and $158)                                     106               120             148
Other investments                                                                         1,103               919             848
Loans, net of unearned income of $1,928, $1,776 and $1,808                               62,723            62,457          62,951
       Less: Allowance for loan losses                                                    1,405             1,452           1,489
---------------------------------------------------------------------------------------------------------------------------------
       Net loans                                                                         61,318            61,005          61,462
Premises and equipment                                                                      614               644             651
Goodwill                                                                                  1,154             1,142           1,105
Other intangible assets                                                                      41                35              23
Corporate-owned life insurance                                                            2,483             2,414           2,384
Accrued income and other assets                                                           5,917             5,420           5,257
---------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                    $ 84,460          $ 85,202        $ 83,516
                                                                                       ========          ========        ========
LIABILITIES
Deposits in domestic offices:
    NOW and money market deposit accounts                                              $ 18,389          $ 16,249        $ 14,094
    Savings deposits                                                                      2,079             2,029           1,987
    Certificates of deposit ($100,000 or more)                                            4,887             4,749           4,807
    Other time deposits                                                                  11,034            11,946          12,413
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing                                                            36,389            34,973          33,301
    Noninterest-bearing                                                                  10,947            10,630          10,063
Deposits in foreign office-- interest-bearing                                             1,403             3,743           1,246
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                    48,739            49,346          44,610
Federal funds purchased and securities sold under repurchase agreements                   4,804             3,862           6,350
Bank notes and other short-term borrowings                                                2,707             2,823           2,908
Accrued expense and other liabilities                                                     5,891             5,471           5,438
Long-term debt                                                                           15,342            15,605          16,276
Corporation-obligated mandatorily redeemable preferred capital securities of
  subsidiary trusts holding solely subordinated debentures of KeyCorp (See Note 9)           --             1,260           1,282
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                 77,483            78,367          76,864

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued                     --                --              --
Common shares, $1 par value; authorized 1,400,000,000 shares;
    issued 491,888,780 shares                                                               492               492             492
Capital surplus                                                                           1,454             1,449           1,382
Retained earnings                                                                         6,732             6,448           6,330
Treasury stock, at cost (72,622,333, 67,945,135 and 67,024,459 shares)                   (1,718)           (1,593)         (1,569)
Accumulated other comprehensive income                                                       17                39              17
---------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                         6,977             6,835           6,652
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                      $ 84,460          $ 85,202        $ 83,516
                                                                                       ========          ========        ========
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                               ---------------------       --------------------
dollars in millions, except per share amounts                                     2003        2002           2003        2002
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                          $    880     $    983       $  2,694    $  2,957
Tax-exempt investment securities                                                      2            2              5           8
Securities available for sale                                                        77           97            274         282
Short-term investments                                                                6            7             22          23
Other investments                                                                     6            6             19          19
-------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                           971        1,095          3,014       3,289

INTEREST EXPENSE
Deposits                                                                            168          214            539         695
Federal funds purchased and securities sold under repurchase agreements              12           23             41          70
Bank notes and other short-term borrowings                                           13           18             46          65
Long-term debt, including capital securities                                        101          140            334         422
-------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                          294          395            960       1,252
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                 677          700          2,054       2,037
Provision for loan losses                                                           123          135            378         406
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 554          565          1,676       1,631

NONINTEREST INCOME
Trust and investment services income                                                139          151            402         467
Service charges on deposit accounts                                                  93          102            276         306
Investment banking and capital markets income                                        52           34            139         130
Letter of credit and loan fees                                                       42           36            113          93
Corporate-owned life insurance income                                                27           25             81          77
Electronic banking fees                                                              20           21             61          59
Net securities gains                                                                  2           --              9           1
Other income                                                                         88           63            213         190
-------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                        463          432          1,294       1,323

NONINTEREST EXPENSE
Personnel                                                                           380          358          1,114       1,082
Net occupancy                                                                        56           57            171         170
Computer processing                                                                  43           45            131         147
Equipment                                                                            35           33            101         103
Marketing                                                                            30           33             88          89
Professional fees                                                                    30           21             87          63
Other expense                                                                       125          112            352         331
-------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                       699          659          2,044       1,985

INCOME BEFORE INCOME TAXES                                                          318          338            926         969
Income taxes                                                                         91           93            257         238
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $    227     $    245       $    669    $    731
                                                                               ========     ========       ========    ========
Per common share:
    Net income                                                                 $    .54     $    .57       $   1.58    $   1.72
    Net income -- assuming dilution                                                 .53          .57           1.57        1.69
Weighted average common shares outstanding (000)                                421,971      426,274        423,697     425,746
Weighted average common shares and potential common
    shares outstanding (000)                                                    425,669      431,326        426,968     431,098
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements (Unaudited).

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                         COMMON SHARES         COMMON      CAPITAL     RETAINED
dollars in millions, except per share amounts                          OUTSTANDING (000)       SHARES      SURPLUS     EARNINGS
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                                424,005            $  492      $ 1,390     $  5,856
Net income                                                                                                                  731
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $10(a)
       Net unrealized losses on derivative financial instruments, net of income taxes of ($7)
       Foreign currency translation adjustments

                  Total comprehensive income

Cash dividends declared on common shares ($.60 per share)                                                                  (257)
Issuance of common shares under employee benefit
       and dividend reinvestment plans                                        2,639                             (8)
Repurchase of common shares                                                  (1,780)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                                               424,864            $  492      $ 1,382     $  6,330
                                                                            =======            ======      =======     ========
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                                423,944            $  492      $ 1,449     $  6,448
Net income                                                                                                                  669
Other comprehensive income (losses):
       Net unrealized losses on securities available
           for sale, net of income taxes of ($35)(a)
       Net unrealized gains on derivative financial instruments,
           net of income taxes of $10
       Foreign currency translation adjustments

                  Total comprehensive income

Deferred compensation obligation                                                                                 8
Cash dividends declared on common shares ($.915 per share)                                                                 (385)
Issuance of common shares under employee benefit
       and dividend reinvestment plans                                        2,822                             (3)
Repurchase of common shares                                                  (7,500)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                                               419,266            $  492      $ 1,454     $  6,732
                                                                            =======            ======      =======     ========
-------------------------------------------------------------------------------------------------------------------------------

                                                                                           ACCUMULATED
                                                                           TREASURY           OTHER
                                                                            STOCK,        COMPREHENSIVE       COMPREHENSIVE
dollars in millions, except per share amounts                              AT COST        INCOME (LOSS)         INCOME(b)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                               $ (1,585)        $       2
Net income                                                                                                        $ 731
Other comprehensive income (losses):
       Net unrealized gains on securities available
           for sale, net of income taxes of $10(a)                                                 15                15
       Net unrealized losses on derivative financial instruments,
           net of income taxes of ($7)                                                            (10)              (10)
       Foreign currency translation adjustments                                                    10                10
                                                                                                                  -----
                  Total comprehensive income                                                                      $ 746
                                                                                                                  =====

Cash dividends declared on common shares ($.60 per share)
Issuance of common shares under employee benefit
       and dividend reinvestment plans                                           62
Repurchase of common shares                                                     (46)
-----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                                              $ (1,569)        $      17
                                                                           ========         =========
-----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                               $ (1,593)        $      39
Net income                                                                                                        $ 669
Other comprehensive income (losses):
       Net unrealized losses on securities available
           for sale, net of income taxes of ($35)(a)                                              (56)              (56)
       Net unrealized gains on derivative financial instruments,
           net of income taxes of $10                                                              15                15
       Foreign currency translation adjustments                                                    19                19
                                                                                                                  -----
                  Total comprehensive income                                                                      $ 647
                                                                                                                  =====

Deferred compensation obligation
Cash dividends declared on common shares ($.915 per share)
Issuance of common shares under employee benefit
       and dividend reinvestment plans                                           66
Repurchase of common shares                                                    (191)
-----------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003                                              $ (1,718)        $      17
                                                                           ========         =========
-----------------------------------------------------------------------------------------------------

(a) Net of reclassification adjustments.

(b) For the three months ended September 30, 2003 and 2002, comprehensive income was $165 million and $230 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

                CONSOLIDATED STATEMENTS OF CASH FLOW(UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            -----------------------
in millions                                                                                    2003          2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                  $     669      $    731
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     378           406
    Depreciation expense and software amortization                                                148           169
    Amortization of intangibles                                                                    10             8
    Net securities gains                                                                           (9)           (1)
    Net (gains) losses from principal investing                                                   (32)            1
    Net gains from loan securitizations and sales                                                 (68)          (34)
    Deferred income taxes                                                                          13            64
    Net (increase) decrease in mortgage loans held for sale                                       (19)           10
    Net increase in trading account assets                                                       (241)         (153)
    Net decrease in accrued restructuring charges                                                  (8)          (27)
    Other operating activities, net                                                               (95)         (214)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         746           960
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired                                                   (17)          (15)
Net decrease in other short-term investments                                                       97           861
Purchases of securities available for sale                                                     (5,547)       (4,965)
Proceeds from sales of securities available for sale                                            3,271         1,004
Proceeds from prepayments and maturities of securities available for sale                       2,962         1,928
Purchases of investment securities                                                                (19)          (18)
Proceeds from prepayments and maturities of investment securities                                  45            72
Purchases of other investments                                                                   (254)          (67)
Proceeds from sales of other investments                                                           64            37
Proceeds from prepayments and maturities of other investments                                     122            29
Net increase in loans, excluding acquisitions, sales and divestitures                          (3,859)       (2,448)
Purchases of loans                                                                               (453)           --
Proceeds from loan securitizations and sales                                                    3,716         2,224
Purchases of premises and equipment                                                               (73)          (68)
Proceeds from sales of premises and equipment                                                      11             8
Proceeds from sales of other real estate owned                                                     47            32
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                               113        (1,386)
FINANCING ACTIVITIES
Net decrease in deposits                                                                         (599)         (229)
Net increase (decrease) in short-term borrowings                                                  826           (26)
Net proceeds from issuance of long-term debt, including capital securities                      2,723         4,467
Payments on long-term debt, including capital securities                                       (4,236)       (3,241)
Purchases of treasury shares                                                                     (191)          (46)
Net proceeds from issuance of common stock                                                         37            32
Cash dividends paid                                                                              (385)         (383)
-------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                            (1,825)          574
-------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                               (966)          148
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                  3,364         2,891
-------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                    $   2,398      $  3,039
                                                                                            =========      ========
-------------------------------------------------------------------------------------------------------------------

Additional disclosures relative to cash flow:
    Interest paid                                                                           $     989      $  1,199
    Income taxes paid                                                                             186           131
Noncash items:
    Transfer of investment securities to other investments                                         --      $    848
    Transfer of investment securities to securities available for sale                             --            60
    Net transfer of loans to other real estate owned                                        $      75            27
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

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in January 2003. This accounting guidance significantly changes how companies determine whether they must consolidate an entity depending on whether the entity is a voting rights entity or a variable interest entity ("VIE"). Interpretation No. 46 was effective immediately for entities created after January 31, 2003, and was effective originally for previously existing entities in the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB issued final guidance that deferred the effective date of Interpretation No. 46 for entities created before February 1, 2003, to no later than the first interim or annual period ending after December 15, 2003. As permitted, Key elected to early-adopt Interpretation No. 46 for such entities effective July 1, 2003. The "Accounting Pronouncements Adopted in 2003" section of this note, which begins on page 9, and Note 7 ("Variable Interest Entities"), which begins on page 20, provide further information on Interpretation No. 46.

In accordance with the new guidance, Key considers a voting rights entity to be a subsidiary and consolidates it if Key has a controlling financial interest in the entity. VIEs are consolidated by Key if it is exposed to the majority of the VIE's expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments and other instruments.

Unconsolidated investments in voting rights entities or VIEs in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20 to 50%) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% are generally carried at cost. Investments held by KeyCorp's broker/dealer and investment company subsidiaries (primarily principal investments) are carried at estimated fair value.

Prior to the adoption of Interpretation No. 46, KeyCorp generally determined whether consolidation of an entity was appropriate based on the nature and amount of equity contributed by third parties, the decision-making power granted to those parties and the extent of their control over the entity's operating and financial policies. Entities controlled, generally through majority ownership, were consolidated and were considered subsidiaries.

Qualifying special purpose entities, including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Additional information on SFAS No. 140 is summarized in Note 1 ("Summary of Significant Accounting Policies") of Key's 2002 Annual Report to Shareholders under the heading "Loan Securitizations" on page 59.

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

STOCK-BASED COMPENSATION

Through December 31, 2002, Key accounted for stock options issued to employees using the intrinsic value method outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the grant date. Key's employee stock options generally have fixed terms and exercise prices that are equal to or greater than the fair value of Key's common shares at the grant date, so Key generally had not recognized compensation expense related to stock options.

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

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The level of accuracy achieved in deriving the estimated fair value of options is directly related to the accuracy of the underlying assumptions. The assumptions pertaining to options issued during the three- and nine-month periods ended September 30, 2003 and 2002, are shown in the following table.

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                              ------------------------             ------------------------
                                                2003            2002                 2003           2002
-----------------------------------------------------------------------------------------------------------
Average option life                           5.0 YEARS      5.0 years             5.0 YEARS      5.0 years
Future dividend yield                              4.76 %         4.87 %                4.76 %         4.86 %
Share price volatility                             .280           .276                  .280           .276
Weighted average risk-free interest rate            2.9 %          2.5 %                 2.9 %          4.0 %
-----------------------------------------------------------------------------------------------------------

The model assumes that the estimated fair value of an option is amortized over the option's vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (e.g., stock options, stock purchase plans, restricted stock, etc.) for the three- and nine-month periods ended September 30, 2003 and 2002, is shown in the following table and would, if recorded, have been included in personnel expense on the income statement. The information presented may not be indicative of the effect in future periods.

                                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                                     --------------------      -------------------
in millions, except per share amounts                                                 2003         2002          2003        2002
----------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                              $   227      $   245      $   669      $  731
Add:     Stock-based employee compensation expense included in
                reported net income, net of related tax effects                            5            1            9           3
Deduct:  Total stock-based employee compensation expense determined under
                fair value-based method for all awards, net of related tax effects         8            7           18          20
----------------------------------------------------------------------------------------------------------------------------------
Net income - pro forma                                                               $   224      $   239      $   660      $  714
                                                                                     =======      =======      =======      ======
Per common share:
    Net income                                                                       $   .54      $   .57      $  1.58      $ 1.72
    Net income - pro forma                                                               .53          .56         1.56        1.68
    Net income assuming dilution                                                         .53          .57         1.57        1.69
    Net income assuming dilution - pro forma                                             .53          .55         1.55        1.66
----------------------------------------------------------------------------------------------------------------------------------

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2003

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This accounting guidance was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for Key on July 1, 2003. In November 2003, the FASB indefinitely deferred the effective date of the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Additional information on this deferral is summarized in Note 7 under the heading "Low-Income Housing Tax Credit ("LIHTC") guaranteed funds." The application of SFAS No. 150 to all other financial instruments did not have any material effect on Key's financial condition or results of operations.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No. 133 to clarify the definition of a derivative. SFAS No. 149 generally became effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this accounting guidance did not have any material effect on Key's financial condition or results of operations.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES. As disclosed previously on page 7 of this note, in January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which significantly changes how Key and other companies determine whether they must consolidate an entity.

Key's July 1, 2003, adoption of the new guidance primarily affected Key's balance sheet; consolidating previously unconsolidated VIEs increased, and in some cases changed the classification of, assets and liabilities. As of September 30, 2003, the adoption of Interpretation No. 46 resulted in an $847 million increase to Key's assets, with no material effect on Key's results of operations. While the consolidation of previously unconsolidated entities or the de-consolidation of previously consolidated entities under Interpretation No. 46 represents an accounting change, it does not affect Key's legal rights or obligations to these entities. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. See Note 7 for more detailed information pertaining to Key's adoption of Interpretation No. 46 and its involvement with VIEs. Additional information pertaining to VIEs is summarized in Note 10 ("Contingent Liabilities and Guarantees"), which begins on page 25.

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

This new accounting guidance also expands the disclosures that a guarantor must make about its obligations under certain guarantees. These disclosure requirements took effect for financial statements of interim or annual periods ending after October 15, 2002. The required disclosures for Key are provided in
Note 10 under the heading "Guarantees" on page 26. The adoption of Interpretation No. 45 did not have any material effect on Key's financial condition or results of operations.

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

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new standard took effect for exit or disposal activities (e.g., activities related to ceasing a line of business, relocating operations, etc.) initiated after December 31, 2002. SFAS No. 146 substantially changes the rules for recognizing costs, such as lease or other contract termination costs and one-time employee termination benefits, associated with exit or disposal activities arising from corporate restructurings. Generally, these costs must be recognized when incurred. Previously, those costs could be recognized earlier; for example, when a company committed to an exit or disposal plan. Key adopted SFAS No. 146 for restructuring activities initiated on or after January 1, 2003. The adoption of SFAS No. 146 did not have any material effect on Key's financial condition or results of operations.

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

                          2. EARNINGS PER COMMON SHARE

Key calculates its basic and diluted earnings per common share as follows:

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -----------------------------------------
dollars in millions, except per share amounts       2003        2002       2003       2002
--------------------------------------------------------------------------------------------
NET INCOME                                         $    227   $    245   $    669   $    731
                                                   ========   ========   ========   ========
--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
Weighted average common shares outstanding (000)    421,971    426,274    423,697    425,746
Effect of dilutive common stock options (000)         3,698      5,052      3,271      5,352
--------------------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding (000)                 425,669    431,326    426,968    431,098
                                                   ========   ========   ========   ========
--------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Net income per common share                        $    .54   $    .57   $   1.58   $   1.72
Net income per common share -- assuming dilution        .53        .57       1.57       1.69
--------------------------------------------------------------------------------------------

                         3. ACQUISITIONS AND DIVESTITURE

Business acquisitions and divestitures that Key completed during 2002 and the first nine months of 2003 are summarized below.

ACQUISITIONS

NEWBRIDGE PARTNERS LLC

On July 1, 2003, Key acquired NewBridge Partners LLC, a growth equity investment management firm headquartered in New York City with managed assets of $1.8 billion at the date of acquisition. The terms of the transaction are not material and have not been disclosed.

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

401(k) PLAN RECORDKEEPING BUSINESS

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

The table that spans pages 14 and 15 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2003 and 2002. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key's financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for "management accounting"--the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

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

Developing and applying the methodologies that management uses to allocate items among Key's lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key's organization structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first nine months of 2003:

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

- Methodologies used to allocate certain overhead and funding costs were refined.

                                                                          CORPORATE AND               INVESTMENT
                                              CONSUMER BANKING          INVESTMENT BANKING        MANAGEMENT SERVICES
THREE MONTHS ENDED SEPTEMBER 30,            ---------------------     -----------------------   -----------------------
dollars in millions                           2003         2002         2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                    $    475     $    441     $    258     $    268     $     65     $     56
Noninterest income                               141          136          125          111          143          150
-----------------------------------------------------------------------------------------------------------------------
Total revenue (TE)(a)                            616          577          383          379          208          206
Provision for loan losses                         70           69           48           64            5            2
Depreciation and amortization expense             32           34           10           11           11           11
Other noninterest expense                        323          303          171          158          150          151
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)           191          171          154          146           42           42
Allocated income taxes and TE adjustments         71           64           58           55           16           16
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $    120     $    107     $     96     $     91     $     26     $     26
                                            ========     ========     ========     ========     ========     ========

Percent of consolidated net income                53 %         44 %         42 %         37 %         11 %         11 %
Percent of total segments net income              52           45           41           38           11           11
-----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                       $ 29,100     $ 28,243     $ 27,784     $ 29,123     $  5,100     $  4,826
Total assets(a)                               31,516       30,593       32,469       32,749        6,311        5,782
Deposits                                      34,999       33,580        4,621        3,384        6,382        3,695
-----------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                        $     70     $     70     $     48     $    113     $      5     $      2
Return on average allocated equity             21.08 %      20.22 %      11.36 %      11.08 %      16.72 %      16.77 %
Average full-time equivalent employees         8,508        8,439        2,475        2,461        2,791        3,119
-----------------------------------------------------------------------------------------------------------------------

                                                                          CORPORATE AND               INVESTMENT
                                               CONSUMER BANKING         INVESTMENT BANKING        MANAGEMENT SERVICES
NINE MONTHS ENDED SEPTEMBER 30,             -----------------------   -----------------------   -----------------------
dollars in millions                            2003         2002         2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net interest income (TE)                    $  1,379     $  1,327     $    778     $    808     $    184     $    166
Noninterest income                               377          378          359          344          402          474
-----------------------------------------------------------------------------------------------------------------------
Total revenue (TE)(a)                          1,756        1,705        1,137        1,152          586          640
Provision for loan losses                        213          222          155          173           10           11
Depreciation and amortization expense             96          105           30           34           32           38
Other noninterest expense                        942          901          500          473          443          461
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (TE)           505          477          452          472          101          130
Allocated income taxes and TE adjustments        189          179          169          176           38           48
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $    316     $    298     $    283     $    296     $     63     $     82
                                            ========     ========     ========     ========     ========     ========
Percent of consolidated net income                47 %         41 %         42 %         41 %         10 %         11 %
Percent of total segments net income              47           43           42           42            9           12
-----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Loans                                       $ 28,819     $ 27,889     $ 28,082     $ 29,486     $  5,030     $  4,806
Total assets(a)                               31,228       30,223       32,605       32,882        6,088        5,807
Deposits                                      34,714       33,950        4,272        3,216        5,850        3,649
-----------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net loan charge-offs                        $    213     $    223     $    200     $    360     $     12     $     11
Return on average allocated equity             18.97 %      19.17 %      11.28 %      12.14 %      13.67 %      17.97 %
Average full-time equivalent employees         8,494        8,482        2,456        2,436        2,872        3,185
-----------------------------------------------------------------------------------------------------------------------

(a) Substantially all revenue generated by Key's major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key's major business groups are located in the United States.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

    OTHER SEGMENTS               TOTAL SEGMENTS          RECONCILING ITEMS                  KEY
------------------------    -----------------------   ------------------------    -----------------------
  2003          2002           2003         2002         2003          2002          2003         2002
---------------------------------------------------------------------------------------------------------
$    (76)     $    (20)     $    722     $    745     $    (32)     $    (23)     $    690     $    722
      51            32           460          429            3             3           463          432
---------------------------------------------------------------------------------------------------------
     (25)           12         1,182        1,174          (29)          (20)        1,153        1,154
      --            --           123          135           --            --           123          135
      --            --            53           56           --            --            53           56
       9             6           653          618           (7)          (15)          646          603
---------------------------------------------------------------------------------------------------------
     (34)            6           353          365          (22)           (5)          331          360
     (24)           (8)          121          127          (17)          (12)          104          115
---------------------------------------------------------------------------------------------------------
$    (10)     $     14      $    232     $    238     $     (5)     $      7      $    227     $    245
========      ========      ========     ========     ========      ========      ========     ========

      (4) %          5 %         102 %         97 %         (2) %          3 %         100 %        100 %
      (4)            6           100          100          N/A           N/A           N/A          N/A
---------------------------------------------------------------------------------------------------------

$    947      $  1,209      $ 62,931     $ 63,401     $    147      $     85      $ 63,078     $ 63,486
  12,707        11,195        83,003       80,319        1,719         1,616        84,722       81,935
   2,834         4,076        48,836       44,735         (137)          (71)       48,699       44,664
---------------------------------------------------------------------------------------------------------

      --            --      $    123     $    185           --            --      $    123     $    185
  (10.17) %      13.45 %       13.90 %      14.79 %        N/M           N/M         13.06 %      14.74 %
      35            34        13,809       14,053        6,250         6,749        20,059       20,802
---------------------------------------------------------------------------------------------------------

    OTHER SEGMENTS               TOTAL SEGMENTS          RECONCILING ITEMS                  KEY
------------------------    -----------------------   ------------------------    -----------------------
  2003           2002          2003         2002         2003          2002          2003         2002
---------------------------------------------------------------------------------------------------------
$   (149)     $    (80)     $  2,192     $  2,221     $    (89)     $    (76)     $  2,103     $  2,145
     147            92         1,285        1,288            9            35         1,294        1,323
---------------------------------------------------------------------------------------------------------
      (2)           12         3,477        3,509          (80)          (41)        3,397        3,468
      --            --           378          406           --            --           378          406
      --            --           158          177           --            --           158          177
      25            19         1,910        1,854          (24)          (46)        1,886        1,808
---------------------------------------------------------------------------------------------------------
     (27)           (7)        1,031        1,072          (56)            5           975        1,077
     (42)          (32)          354          371          (48)          (25)          306          346
---------------------------------------------------------------------------------------------------------
$     15      $     25      $    677     $    701     $     (8)     $     30      $    669     $    731
========      ========      ========     ========     ========      ========      ========     ========
       2 %           3 %         101 %         96 %         (1) %          4 %         100 %        100 %
       2             3           100          100          N/A           N/A           N/A          N/A
---------------------------------------------------------------------------------------------------------

$    920      $  1,321      $ 62,851     $ 63,502     $    134      $    132      $ 62,985     $ 63,634
  12,951        10,818        82,872       79,730        1,593         1,729        84,465       81,459
   3,245         3,649        48,081       44,464          (92)          (82)       47,989       44,382
---------------------------------------------------------------------------------------------------------

      --            --      $    425     $    594           --            --      $    425     $    594
    5.25 %        8.21 %       13.76 %      14.75 %        N/M           N/M         12.98 %      15.13 %
      35            32        13,857       14,135        6,317         6,792        20,174       20,927
---------------------------------------------------------------------------------------------------------

Supplementary information (Consumer Banking lines of business)

                                            RETAIL BANKING          SMALL BUSINESS         CONSUMER FINANCE
THREE MONTHS ENDED SEPTEMBER 30,         ---------------------   ---------------------   ---------------------
dollars in millions                        2003        2002        2003        2002        2003        2002
--------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)       $   342     $   337     $   102     $    98     $   172     $   142
Provision for loan losses                     14          16          17          16          39          37
Noninterest expense                          212         207          49          46          94          84
Net income                                    73          71          23          23          24          13
Average loans                             10,194       9,122       4,406       4,343      14,500      14,778
Average deposits                          30,051      29,448       4,564       3,799         384         333
Net loan charge-offs                          14          17          17          16          39          37
Return on average allocated equity         45.25 %     48.48 %     21.94 %     24.08 %      7.91 %      4.53 %
Average full-time equivalent employees     6,203       6,154         404         327       1,901       1,958
--------------------------------------------------------------------------------------------------------------

                                            RETAIL BANKING        SMALL BUSINESS       CONSUMER FINANCE
NINE MONTHS ENDED SEPTEMBER 30,          --------------------  --------------------  --------------------
dollars in millions                        2003       2002       2003       2002       2003       2002
---------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)       $   997    $   983    $   295    $   286    $   464    $   436
Provision for loan losses                     46         49         51         44        116        129
Noninterest expense                          625        613        141        136        272        257
Net income                                   204        201         64         66         48         31
Average loans                              9,870      8,584      4,421      4,366     14,528     14,939
Average deposits                          30,054     30,001      4,303      3,628        357        321
Net loan charge-offs                          46         50         51         44        116        129
Return on average allocated equity         42.88 %    47.99 %    21.02 %    23.91 %     5.42 %     3.61 %
Average full-time equivalent employees     6,175      6,157        397        325      1,922      2,000
---------------------------------------------------------------------------------------------------------

Supplementary information (Corporate and Investment Banking lines of business)

                                          CORPORATE BANKING    KEYBANK REAL ESTATE CAPITAL      KEY EQUIPMENT FINANCE
THREE MONTHS ENDED SEPTEMBER 30,         --------------------  ---------------------------      ---------------------
dollars in millions                        2003       2002          2003        2002               2003       2002
---------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)       $   224    $   230        $    93    $    93            $    66    $    56
Provision for loan losses                     42         50              1          2                  5         12
Noninterest expense                          119        114             37         33                 25         22
Net income                                    40         42             34         36                 22         13
Average loans                             13,653     15,355          7,303      7,832              6,828      5,936
Average deposits                           3,777      2,785            830        590                 14          9
Net loan charge-offs                          42         99              1          2                  5         12
Return on average allocated equity          8.11 %     8.12 %        15.21 %    18.74 %            17.08 %    11.67 %
Average full-time equivalent employees     1,184      1,263            671        592                620        606
---------------------------------------------------------------------------------------------------------------------

                                         CORPORATE BANKING      KEYBANK REAL ESTATE CAPITAL      KEY EQUIPMENT FINANCE
NINE MONTHS ENDED SEPTEMBER 30,          -----------------      ---------------------------      ---------------------
dollars in millions                        2003       2002           2003        2002               2003       2002
----------------------------------------------------------------------------------------------------------------------
Total revenue (taxable equivalent)       $   664    $   708         $   267    $   264            $   206    $   180
Provision for loan losses                    129        134               4          5                 22         34
Noninterest expense                          349        345             105         93                 76         69
Net income                                   117        143              99        104                 67         49
Average loans                             13,941     15,914           7,401      7,782              6,740      5,790
Average deposits                           3,522      2,644             737        562                 13         10
Net loan charge-offs                         174        321               4          5                 22         34
Return on average allocated equity          7.84 %     9.21 %         15.41 %    18.42 %            17.84 %    15.27 %
Average full-time equivalent employees     1,189      1,274             654        541                613        621
----------------------------------------------------------------------------------------------------------------------

                                  5. SECURITIES

Key classifies its securities into four categories: trading, available for sale, investment and other investments.

TRADING ACCOUNT SECURITIES. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($1.0 billion at September 30, 2003, $801 million at December 31, 2002, and $750 million at September 30, 2002) and are included in "short-term investments" on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in "investment banking and capital markets income" on the income statement.

SECURITIES AVAILABLE FOR SALE. These include securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value and include debt and marketable equity securities with readily determinable fair values. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders' equity as a component of "accumulated other comprehensive income (loss)." Unrealized gains and losses on specific securities deemed to be other than temporary are included in "net securities gains (losses)" on the income statement. Also included in "net securities gains (losses)" are actual gains and losses resulting from sales of specific securities.

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

OTHER INVESTMENTS. Principal investments - investments in equity and mezzanine instruments made by Key's Principal Investing unit - represent the majority of other investments and are carried at fair value ($729 million at September 30, 2003, $677 million at December 31, 2002, and $631 million at September 30,
2002). They include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in "investment banking and capital markets income" on the income statement.

In addition to principal investments, other investments include equity securities that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that are generally carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be other than temporary. These adjustments are included in "net securities gains" on the income statement.

The amortized cost, unrealized gains and losses, and approximate fair value of Key's investment securities and securities available for sale are presented in the following tables. Gross unrealized gains and losses are represented by the difference between the amortized cost and the fair values of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions improve or worsen.

                                                               SEPTEMBER 30, 2003
                                                ---------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR
in millions                                       COST        GAINS       LOSSES       VALUE
---------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions               $      91     $    7           --     $    98
Other securities                                       15         --           --          15
----------------------------------------------------------------------------------------------
     Total investment securities                $     106     $    7           --     $   113
                                                =========     ======      =======     =======
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations        $      59         --           --     $    59
States and political subdivisions                      24     $    1           --          25
Collateralized mortgage obligations                 6,545         52      $   115       6,482
Other mortgage-backed securities                      575         22            1         596
Retained interests in securitizations                 120         64           --         184
Other securities                                      200          4           --         204
---------------------------------------------------------------------------------------------
    Total securities available for sale         $   7,523     $  143      $   116     $ 7,550
                                                =========     ======      =======     =======
---------------------------------------------------------------------------------------------

                                                              DECEMBER 31, 2002
                                                ---------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR
in millions                                       COST        GAINS        LOSSES      VALUE
---------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions               $     120     $    9           --     $   129
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations        $      22     $    1           --     $    23
States and political subdivisions                      35         --           --          35
Collateralized mortgage obligations                 7,143        129      $    65       7,207
Other mortgage-backed securities                      815         37           --         852
Retained interests in securitizations                 166         43           --         209
Other securities                                      208         --           27         181
---------------------------------------------------------------------------------------------
    Total securities available for sale         $   8,389     $  210      $    92     $ 8,507
                                                =========     ======      =======     =======
---------------------------------------------------------------------------------------------

                                                            SEPTEMBER 30, 2002
                                                ---------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED    FAIR
in millions                                       COST        GAINS        LOSSES      VALUE
---------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
States and political subdivisions               $     148     $   10           --     $   158
---------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations        $      20     $    1           --     $    21
States and political subdivisions                      17          1           --          18
Collateralized mortgage obligations                 6,156         98      $    60       6,194
Other mortgage-backed securities                      748         35           --         783
Retained interests in securitizations                 182         35           --         217
Other securities                                      216         --           40         176
---------------------------------------------------------------------------------------------
    Total securities available for sale         $   7,339     $  170      $   100     $ 7,409
                                                =========     ======      =======     =======
---------------------------------------------------------------------------------------------

                                    6. LOANS

Key's loans by category are summarized as follows:

                                                 SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
in millions                                          2003           2002            2002
---------------------------------------------------------------------------------------------
Commercial, financial and agricultural             $   17,118      $  17,425     $   17,419
Commercial real estate:
     Commercial mortgage                                5,822          6,015          6,237
     Construction                                       5,236          5,659          5,845
-------------------------------------------------------------------------------------------
          Total commercial real estate loans           11,058         11,674         12,082
Commercial lease financing                              8,123          7,513          7,369
-------------------------------------------------------------------------------------------
          Total commercial loans                       36,299         36,612         36,870
Real estate--residential mortgage                       1,665          1,968          2,098
Home equity                                            14,879         13,804         13,516
Consumer--direct                                        2,154          2,161          2,167
Consumer--indirect:
     Automobile lease financing                           400            873          1,137
     Automobile loans                                   2,093          2,181          2,256
     Marine                                             2,489          2,088          2,047
     Other                                                561            667            870
-------------------------------------------------------------------------------------------
          Total consumer--indirect loans                5,543          5,809          6,310
-------------------------------------------------------------------------------------------
          Total consumer loans                         24,241         23,742         24,091
Loans held for sale:
     Commercial, financial and agricultural                --             41             --
     Real estate--commercial mortgage                     210            193            309
     Real estate--residential mortgage                     59             57             49
     Education                                          1,914          1,812          1,632
-------------------------------------------------------------------------------------------
          Total loans held for sale                     2,183          2,103          1,990
-------------------------------------------------------------------------------------------
     Total loans                                  $    62,723      $  62,457     $   62,951
                                                  ===========     ==========     ==========
-------------------------------------------------------------------------------------------

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    --------------------
in millions                         2003      2002        2003        2002
----------------------------------------------------------------------------
Balance at beginning of period    $ 1,405    $ 1,539    $ 1,452     $ 1,677
Charge-offs                          (159)      (211)      (528)       (680)
Recoveries                             36         26        103          86
---------------------------------------------------------------------------
     Net charge-offs                 (123)      (185)      (425)       (594)
Provision for loan losses             123        135        378         406
---------------------------------------------------------------------------
     Balance at end of period     $ 1,405    $ 1,489    $ 1,405     $ 1,489
                                  =======    =======    =======     =======
---------------------------------------------------------------------------

                         7. VARIABLE INTEREST ENTITIES

A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights; (ii) the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

Interpretation No. 46, "Consolidation of Variable Interest Entities," addresses the consolidation of VIEs. This interpretation is summarized in Note 1 ("Basis of Presentation"), under the heading "Accounting Pronouncements Adopted in 2003" on page 9. Under Interpretation No. 46, VIEs are consolidated by the party who is exposed to a majority of the VIE's expected losses and/or residual returns (i.e., the primary beneficiary).

Transferors of assets to qualifying special purpose entities meeting the requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are exempt from the scope of Interpretation No. 46. As a result, Key's securitization trusts are exempt from consolidation under this interpretation.

Effective July 1, 2003, Key adopted Interpretation No. 46. As of September 30, 2003, the consolidation or de-consolidation of VIEs in accordance with the implementation of Interpretation No. 46 increased Key's assets by $847 million and had no material effect on Key's results of operations for the third quarter of 2003. As required, assets, liabilities and noncontrolling interests of newly consolidated entities were initially recorded at their carrying amounts.

Key's involvement with VIEs, including those consolidated and de-consolidated and those in which Key holds a significant interest, are described below. "Significant interests" has been defined by Key as subordinated interests in VIEs that expose Key to a portion of the VIEs' expected losses or residual returns, if they occur.

COMMERCIAL PAPER CONDUIT. Key, among others, refers third party assets and borrowers and provides liquidity and credit enhancement to an asset-backed commercial paper conduit. Key determined that it is the primary beneficiary of this conduit and consolidated it effective July 1, 2003. At September 30, 2003, the conduit had assets of $276 million, of which $200 million are recorded in "loans" and $72 million are recorded in "securities available for sale" on the balance sheet. These assets serve as collateral for the conduit's obligations to commercial paper holders. The commercial paper holders have no recourse to Key's general credit other than through Key's committed credit enhancement facility of $60 million.

Additional information pertaining to Key's involvement with the conduit is summarized in Note 10 ("Contingent Liabilities and Guarantees") under the heading "Guarantees" on page 26 and under the heading "Other Off-Balance Sheet Risk" on page 28.

LOW-INCOME HOUSING TAX CREDIT ("LIHTC") GUARANTEED FUNDS. Key Affordable Housing Corporation ("KAHC") forms limited partnerships (funds) that invest in LIHTC operating partnerships. Interests in these funds are offered to qualified investors who pay a fee to KAHC for a guaranteed return. Key also earns syndication and asset management fees from these funds. Key determined that it is the primary beneficiary of these funds and consolidated them effective July 1, 2003. The funds' assets are primarily investments in LIHTC operating partnerships, which totaled $470 million at September 30, 2003. These investments are recorded in "accrued income and other assets" on the balance sheet and serve as collateral for the funds' limited obligations. No new guaranteed funds were formed during the quarter ended September 30, 2003, and in October management elected to discontinue new projects under this program. Additional information on return guaranty agreements with LIHTC investors is summarized in Note 10 under the heading "Guarantees."

Under the terms of its partnership agreement, each guaranteed fund is required to be dissolved by a certain date. Therefore, in accordance with SFAS No. 150, the noncontrolling interests associated with these funds are mandatorily redeemable instruments and are recorded in "accrued expense and other liabilities" on the balance sheet. In November 2003, the FASB indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Key currently accounts for these noncontrolling interests as minority interests, and adjusts the financial statements each period for the investors' share of fund profits and losses. At September 30, 2003, the settlement value of these noncontrolling interests was estimated to be between $631 million and $785 million, while the recorded value, including reserves, totaled $455 million. Additional information on SFAS No. 150 is summarized in
Note 1 under the heading "Accounting Pronouncements Adopted in 2003."

LIHTC NONGUARANTEED FUNDS. KAHC sells investments in certain LIHTC funds without guaranteeing a return to the investors and earns syndication and asset management fees for services provided to these nonguaranteed funds. Key determined that it is the primary beneficiary of those nonguaranteed funds that do not have a majority investor and consolidated them effective July 1, 2003. The funds' assets are primarily investments in LIHTC operating partnerships, which totaled $78 million at September 30, 2003. These investments are recorded in "accrued income and other assets" on the balance sheet and serve as collateral for the funds' limited obligations. The investors have no recourse to Key's general credit.

Key has determined that all other nonguaranteed funds in which it has invested are VIEs in which Key has significant interests, but for which it is not the primary beneficiary. Therefore, these funds remain unconsolidated. At September 30, 2003, assets of these unconsolidated nonguaranteed funds were estimated to be $255 million. Key's maximum exposure to loss from its involvement with these funds is minimal. Nonguaranteed funds formed in the third quarter of 2003 did not have any material effect on Key's financial condition or results of operations. In October 2003, management elected to discontinue new projects under this program.

BUSINESS TRUSTS ISSUING MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES. Key owns the common stock of seven business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities to third party investors. The trusts' only assets, which totaled $1.3 billion at September 30, 2003, are debentures issued by Key that were acquired by the trusts using proceeds from the issuance of preferred securities and common stock. Prior to July 1, 2003, Key consolidated these trusts. Upon adoption of Interpretation No. 46, Key determined that it is not the primary beneficiary of these trusts and de-consolidated them effective July 1, 2003. Key recorded the debentures in "long-term debt" and its equity interest in the business trusts in "accrued income and other assets" on the balance sheet. For regulatory reporting purposes, the Federal Reserve Board has advised that such preferred securities will continue to constitute Tier 1 capital until further notice. Additional information on the trusts is summarized in Note 9 ("Capital Securities Issued by Unconsolidated Subsidiaries"), which begins on page 23.

LIHTC INVESTMENTS. For more than ten years, Key has made investments directly in LIHTC operating partnerships through the Retail Banking line of business. As a limited partner in these operating partnerships, Key is allocated tax credits and deductions associated with the underlying properties. Key has determined that the operating partnerships are VIEs in which Key has significant interests, but for which it is not the primary beneficiary. Therefore, these operating partnerships remain unconsolidated. At September 30, 2003, assets of these unconsolidated LIHTC operating partnerships totaled approximately $900 million. Key's maximum exposure to loss from its involvement with these partnerships is the unamortized investment balance of $290 million at September 30, 2003, plus $47 million of tax credits claimed, but subject to recapture. During the third quarter of 2003, Key obtained no significant interests in LIHTC operating partnerships.

COMMERCIAL AND RESIDENTIAL REAL ESTATE INVESTMENTS AND PRINCIPAL INVESTMENTS. Through the KeyBank Real Estate Capital line of business, Key makes mezzanine investments in construction, acquisition and rehabilitation projects that Key has determined to be VIEs. Key receives underwriting and other fees from these VIEs and, for certain projects, may also provide the senior financing. Key's Principal Investing unit makes direct investments in equity and mezzanine instruments offered by individual companies, some of which Key has determined to be VIEs.

These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, "Audits of Investment Companies" ("Audit Guide"). In October 2003, the FASB issued final guidance that defers the effective date of Interpretation No. 46 for such nonregistered investment companies until the AICPA finalizes its Statement of Position on the clarification of the scope of the Audit Guide. As a result, Key is not currently applying the accounting or disclosure provisions of Interpretation No. 46 to its real estate mezzanine and principal investments, which remain unconsolidated.

                8. IMPAIRED LOANS AND OTHER NONPERFORMING ASSETS

Impaired loans, which account for the largest portion of Key's nonperforming assets, totaled $459 million at September 30, 2003, compared with $610 million at December 31, 2002, and $645 million at September 30, 2002. Impaired loans averaged $479 million for the third quarter of 2003 and $658 million for the third quarter of 2002.

Key's nonperforming assets were as follows:

                                     SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
in millions                              2003            2002            2002
-----------------------------------------------------------------------------------
Impaired loans                         $  459           $   610         $    645
Other nonaccrual loans                    336               333              342
-----------------------------------------------------------------------------------
    Total nonperforming loans             795               943              987
Other real estate owned ("OREO")           69                48               30
Allowance for OREO losses                  (4)               (3)              (2)
-----------------------------------------------------------------------------------
    OREO, net of allowance                 65                45               28
Other nonperforming assets                  2                 5                2
-----------------------------------------------------------------------------------
    Total nonperforming assets         $  862           $   993         $  1,017
                                       ======           =======         ========
-----------------------------------------------------------------------------------

At September 30, 2003, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values do not justify the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. The amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At September 30, 2003, Key had $286 million of impaired loans with a specifically allocated allowance for loan losses of $93 million, and $173 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2002, impaired loans included $377 million of loans with a specifically allocated allowance of $179 million, and $233 million that were carried at their estimated fair value without a specifically allocated allowance.

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

          9. CAPITAL SECURITIES ISSUED BY UNCONSOLIDATED SUBSIDIARIES

Prior to July 1, 2003, KeyCorp fully consolidated six subsidiary business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities ("capital securities"). These securities were carried as liabilities on Key's balance sheet prior to July 1, 2003. In July 2003, KeyCorp Capital V, KeyCorp's seventh business trust, issued its preferred capital securities.

KeyCorp owns the outstanding common stock of each of these trusts, which used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts' only assets; the interest payments from the debentures finance the distributions paid on the capital securities. Prior to July 1, 2003, Key's financial statements did not reflect the debentures or the related effects on the income statement because they were eliminated in consolidation.

Under Interpretation No. 46, Key determined that these business trusts are VIEs for which it is not the primary beneficiary. Therefore, effective July 1, 2003, the trusts were de-consolidated and are accounted for using the equity method. Additional information regarding Interpretation No. 46 and these business trusts is summarized in Note 1 ("Basis of Presentation"), which begins on page 7, and in Note 7 ("Variable Interest Entities") under the heading "Business trusts issuing mandatorily redeemable preferred capital securities" on page 21.

The characteristics of the business trusts and capital securities have not changed with the de-consolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. Although the Federal Reserve Board has indicated that it will continue to treat capital securities as Tier 1 capital until further notice, management believes that the change in accounting treatment for capital securities (i.e., de-consolidation) could possibly move the Federal Reserve Board to propose changes in the capital treatment of such securities in the future. Because no specific proposal to this effect has been published, however, management is unable to determine how such change could affect Key.

To the extent the trusts have funds available to make payments, as guarantor, KeyCorp continues to unconditionally guarantee payment of:

-    required distributions on the capital securities;

-    the redemption price when a capital security is redeemed; and

-    amounts due if a trust is liquidated or terminated.

During the first nine months of 2003, the business trusts repurchased $30 million of their outstanding capital securities and KeyCorp repurchased a like amount of the related debentures. On July 21, 2003, $175 million of lower cost securities were issued by the Capital V trust.

The capital securities, common stock and related debentures are summarized as follows:

                                                                      PRINCIPAL        INTEREST RATE      MATURITY
                                            CAPITAL                   AMOUNT OF         OF CAPITAL       OF CAPITAL
                                          SECURITIES,     COMMON      DEBENTURES,      SECURITIES AND   SECURITIES AND
dollars in millions                   NET OF DISCOUNT(a)   STOCK   NET OF DISCOUNT(b)   DEBENTURES(c)     DEBENTURES
----------------------------------------------------------------------------------------------------------------------
September 30, 2003
   KeyCorp Institutional Capital A        $      402      $   11       $     361           7.826 %           2026
   KeyCorp Institutional Capital B               173           4             154           8.250             2026
   KeyCorp Capital I                             210           8             218           1.854             2028
   KeyCorp Capital II                            177           8             165           6.875             2029
   KeyCorp Capital III                           232           8             197           7.750             2029
   KeyCorp Capital V                             175           5             180           5.875             2033
   Union Bankshares Capital Trust I               10           1              11           9.000             2028
----------------------------------------------------------------------------------------------------------------------
       Total                              $    1,379      $   45       $   1,286           6.596 %             --
                                          ==========      ======       =========
----------------------------------------------------------------------------------------------------------------------
December 31, 2002                         $    1,260      $   40       $   1,136           6.779 %             --
                                          ==========      ======       =========
----------------------------------------------------------------------------------------------------------------------
September 30, 2002                        $    1,282      $   39       $   1,159           6.784 %             --
                                          ==========      ======       =========
----------------------------------------------------------------------------------------------------------------------

(a) The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp's consolidated subsidiaries. Effective July 1, 2003, the business trusts that issued the capital securities were de-consolidated. However, until further notice from the Federal Reserve Board, the capital securities continue to qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at September 30, 2003, December 31, 2002 and September 30, 2002, are basis adjustments of $138 million, $164 million and $162 million, respectively, related to fair value hedges. See Note 20 ("Derivatives and Hedging Activities"), which begins on page 84 of Key's 2002 Annual Report to Shareholders, for an explanation of fair value hedges.

(b) KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), and December 17, 2003 (for debentures owned by Union Bankshares Capital Trust I); and, (ii) in whole at any time within 90 days after and during the continuation of a "tax event" or a "capital treatment event" (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, or Union Bankshares Capital Trust I are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to Key.

(c) The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V, and Union Bankshares Capital Trust I are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at September 30, 2003, December 31, 2002 and September 30, 2002, are weighted average rates.

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

Accordingly, the total expected loss on the portfolio for which Key Bank USA will file claims cannot be determined with certainty at this time. Claims filed by Key Bank USA through September 30, 2003, total approximately $330 million, and management currently estimates that approximately $57 million of additional claims may be filed through year-end 2006 bringing the total aggregate amount of actual and potential claims to $387 million. As discussed previously, a number of factors could affect Key Bank USA's actual loss experience, which may be higher or lower than management's current estimates.

Key is filing insurance claims for its losses and is recording as a receivable on its balance sheet a portion of the amount of the insurance claims as and when they are filed. Management believes the amount being recorded as a receivable due from the insurance carriers is appropriate to reflect the collectibility risk associated with the insurance litigation; however, litigation is inherently not without risk, and any actual recovery from the litigation may be more or less than the receivable. While management does not expect an adverse decision, if a court were to make an adverse final determination, such result would cause Key to record a material one-time expense during the period when such determination is made. An adverse determination would not have a material effect on Key's financial condition, but could have a material adverse effect on Key's results of operations in the quarter it occurs.

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

GUARANTEES

Key is a guarantor in various agreements with third parties. In accordance with Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," certain guarantees issued or modified on or after January 1, 2003, require the recognition of a liability on Key's balance sheet for the "stand ready" obligation associated with such guarantees. The accounting for guarantees existing at December 31, 2002, was not revised. Additional information pertaining to Interpretation No. 45 is summarized in Note 1 ("Basis of Presentation") under the heading "Accounting Pronouncements Adopted in 2003" on page 9. The following table shows the types of guarantees (as defined by Interpretation No. 45) that Key had outstanding at September 30, 2003.

                                                                  MAXIMUM POTENTIAL
                                                                     UNDISCOUNTED     LIABILITY
in millions                                                        FUTURE PAYMENTS    RECORDED
-----------------------------------------------------------------------------------------------
Financial Guarantees:
   Standby letters of credit                                        $    5,915         $    24
   Credit enhancement for asset-backed commercial paper conduit             60              --
   Recourse agreement with FNMA                                            524               4
   Return guaranty agreement with LIHTC investors                          785              34
   Default guarantees                                                        9              --
   Written interest rate caps(a)                                            72              18
----------------------------------------------------------------------------------------------
      Total                                                         $    7,365         $    80
                                                                    ==========         =======
----------------------------------------------------------------------------------------------

(a) As of September 30, 2003, the weighted average interest rate of written interest rate caps was 1.3%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

STANDBY LETTERS OF CREDIT. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key's lines of business to address clients' financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At September 30, 2003, Key's standby letters of credit had a remaining weighted average life of approximately 2 years, with remaining actual lives ranging from less than 1 year to as many as 16 years.

CREDIT ENHANCEMENT FOR ASSET-BACKED COMMERCIAL PAPER CONDUIT. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit, which is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until September 25, 2004, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors. Key consolidated the conduit upon adoption of Interpretation No. 46 on July 1, 2003.

At September 30, 2003, Key's funding requirement under the credit enhancement facility totaled $60 million. However, there were no drawdowns under the facility during the nine-month period ended September 30, 2003. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Key's commitments to provide credit enhancement to the conduit are periodically evaluated by management.

RECOURSE AGREEMENT WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION. KBNA participates as a lender in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a condition to FNMA's delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At September 30, 2003, the outstanding commercial mortgage loans in this program had a weighted average remaining term of 10 years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.6 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at September 30, 2003. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

RETURN GUARANTEE AGREEMENT WITH LOW-INCOME HOUSING TAX CREDIT ("LIHTC") INVESTORS. Key Affordable Housing Corporation ("KAHC"), a subsidiary of KBNA, offers limited partnership interests to qualified investors. Partnerships formed by KAHC invest in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is dependent on the financial performance of the property and the property's ability to maintain its LIHTC status throughout the fifteen-year compliance period. If these two conditions are not achieved, Key is obligated to make any necessary payments to investors to provide the guaranteed return. Key consolidated these partnerships upon adoption of Interpretation No. 46 on July 1, 2003. Additional information regarding Interpretation No. 46 and these partnerships is summarized in Note 1 and Note 7 ("Variable Interest Entities"), which begins on page 20. KAHC has the ability to affect changes in the management of the properties to improve performance. However, other than the underlying income stream from the properties, no recourse or collateral would be available to offset the guarantee obligation. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties.

As shown in the preceding table, KAHC established a reserve in the amount of $34 million at September 30, 2003, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, the amount of all fees received in consideration for the guarantee has been recognized in the stand ready obligation.

VARIOUS TYPES OF DEFAULT GUARANTEES. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to pay all or a portion of the subject indebtedness and/or related interest. These guarantees are generally undertaken when Key is supporting or protecting its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than 1 year to as many as 18 years. Although no collateral is held, Key would have recourse against the debtors for any payments made under these default guarantees.

WRITTEN INTEREST RATE CAPS. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key. These caps are purchased by clients to limit their exposure to interest rate increases and at September 30, 2003, had a weighted average life of approximately 5 years.

Key is obligated to pay the interest rate counterparty if the applicable benchmark interest rate exceeds a specified level (known as the "strike rate"). These instruments are accounted for as derivatives with the fair value liability recorded in "accrued expense and other liabilities" on the balance sheet. Key's potential amount of future payments under these obligations is mitigated by the fact that the company enters into offsetting positions with third parties.

OTHER OFF-BALANCE SHEET RISK

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45 and from other relationships.

LIQUIDITY FACILITY THAT SUPPORTS ASSET-BACKED COMMERCIAL PAPER CONDUIT. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. See further discussion of the conduit in Note 7. This liquidity facility obligates Key, through February 15, 2005, to provide funding if such is required as a result of a disruption in credit markets or other factors. Key provides liquidity to this conduit in the form of a committed facility of $1.1 billion. The amount available to be drawn was $435 million at September 30, 2003. However, there were no drawdowns under this committed facility at that time. Key's commitment to provide liquidity is periodically evaluated by management.

INDEMNIFICATIONS PROVIDED IN THE ORDINARY COURSE OF BUSINESS. Key provides certain indemnifications primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. Management's past experience with these indemnifications has been that the amounts paid, if any, have not had a significant effect on Key's financial condition or results of operations.

INTERCOMPANY GUARANTEES. KeyCorp and primarily KBNA are parties to various guarantees that are undertaken to facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, investments and securities, and certain leasing transactions involving clients.

RELATIONSHIP WITH MASTERCARD INTERNATIONAL INC. AND VISA U.S.A. INC. KBNA and Key Bank USA are members of MasterCard International Incorporated ("MasterCard") and Visa U.S.A. Inc. ("Visa"). MasterCard's charter documents and bylaws state that MasterCard may assess its members for certain liabilities that it incurs, including litigation liabilities. Visa's charter documents state that Visa may fix fees payable by members in connection with Visa's operations. We understand that descriptions of significant pending lawsuits and MasterCard's and Visa's positions regarding the potential impact of those lawsuits on members are set forth on MasterCard's and Visa's respective websites, as well as in MasterCard's public filings with the Securities and Exchange Commission. Key is not a party to any significant litigation by third parties against MasterCard or Visa.

In June 2003, MasterCard and Visa agreed, independently, to settle a class-action lawsuit that was brought against them by Wal-Mart Stores Inc. and many other retailers. The lawsuit alleged that MasterCard and Visa violated federal antitrust laws by conspiring to monopolize the debit card services market and by requiring merchants that accept certain of their debit and credit card services to also accept their higher priced "off-line," signature-verified debit card services. Under the terms of the proposed settlements, which remain subject to court approval, beginning August 1, 2003, MasterCard and Visa have agreed to pay a total of approximately $3 billion, over a 10-year period, to merchants who claim to have been harmed by their actions and to lower the fees they charge merchants for their "off-line" signature-verified debit card services. Also, as of January 1, 2004, such merchants will no longer be required to accept MasterCard or Visa debit card services when they accept MasterCard or Visa credit card services. Accordingly, management believes that the settlements will result in the reduction of fees earned by KBNA and Key Bank USA from off-line debit card transactions. Management estimates that the impact of the settlement on

Key will be a reduction to pre-tax net income of less than $5 million for the balance of 2003 and less than $25 million in 2004. This estimate is subject to change once management completes its evaluation of alternative actions that may be available to it in response to the settlements, and has had an opportunity to observe any changes in the marketplace for card services that occur in response to the settlements. It is management's understanding that certain retailers have opted-out of the class-action settlement and that additional suits have been filed against MasterCard and Visa seeking additional damage recovery. Management is unable at this time to estimate the possible impact of any such actions.

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

At September 30, 2003, Key had $788 million of derivative assets and $146 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $1.4 billion and $1.3 billion, respectively. Derivative assets and liabilities are recorded at fair value in "accrued income and other assets" and "accrued expense and other liabilities," respectively, on the balance sheet.

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

The change in "accumulated other comprehensive income (loss)" resulting from cash flow hedges is as follows:

                                                                                RECLASSIFICATION
                                           DECEMBER 31,         2003              OF GAINS TO        SEPTEMBER 30,
in millions                                   2002        HEDGING ACTIVITY         NET INCOME            2003
--------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
  (loss) resulting from cash flow hedges      $ 6              $  34                 $  (19)             $  21
--------------------------------------------------------------------------------------------------------------------

Key expects to reclassify an estimated $26 million of net gains on derivative instruments from "accumulated other comprehensive income (loss)" to earnings during the next twelve months. Reclassifications will coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans.

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

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                      -----------------
in millions                           2003         2002
-------------------------------------------------------
Interest rate swap contracts          $  6         $  8
Foreign exchange forward contracts      25           26
-------------------------------------------------------

COUNTERPARTY CREDIT RISK

Swaps and caps present credit risk because the counterparty, which may be a bank or a broker/dealer, may not meet the terms of the contract. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

Key uses two additional means to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements include legal rights of setoff that provide for the net settlement of the related contracts with the same counterparty in the event of default. Second, Credit Administration monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key's total credit exposure and whether it is advisable to demand collateral.

At September 30, 2003, Key was party to interest rate swaps and caps with 59 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $200 million (net of collateral of $472 million) on these instruments to 34 of the counterparties. The largest exposure to an individual counterparty amounted to approximately $62 million. Key has established a reserve in the amount of $12 million at September 30, 2003, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of default.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS
KEYCORP

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries ("Key") as of September 30, 2003 and 2002, and the related condensed consolidated statements of income for the three- and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders' equity and cash flow for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of Key's management.

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

Cleveland, Ohio
October 14, 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2003 and 2002. Some tables may cover more periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 30.

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

Since Key records a liability for only the fair value of the obligation to stand ready to perform over the term of a guarantee, the risk exists that potential future payments that would be made by Key in the event of a default by a third party could exceed the liability recorded on Key's balance sheet. See Note 10 for a comparison of the liability recorded and the maximum potential undiscounted future payments for the various types of guarantees that Key had outstanding at September 30, 2003.

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

REVENUE RECOGNITION

Corporate improprieties related to revenue recognition have received a great deal of attention by regulatory authorities and the news media. Although all companies face the risk of intentional or unintentional misstatements, Key's management believes that such misstatements are less likely in the financial services industry because most of the revenue (i.e., interest accruals) recorded is driven by nondiscretionary formulas based on written contracts, such as loan agreements.

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

HIGHLIGHTS OF KEY'S PERFORMANCE

FINANCIAL PERFORMANCE

The primary measures of Key's financial performance for the third quarter and first nine months of 2003 and 2002 are summarized below.

- Net income for the third quarter of 2003 was $227 million, or $.53 per common share, compared with net income of $225 million, or $.53 per share, for the previous quarter and net income of $245 million, or $.57 per share, for the third quarter of 2002. For the first nine months of 2003, Key's net income was $669 million, or $1.57 per common share, compared with net income of $731 million, or $1.69 per share for the comparable period last year.

- Key's return on average equity was 13.06% for the third quarter of 2003. This result compares with a return of 12.98% for the prior quarter and a return of 14.74% for the year-ago quarter. For the first nine months of 2003, Key's return on average equity was 12.98%, compared with a return of 15.13% for the first nine months of 2002.

- Key's third quarter 2003 return on average total assets was 1.06%. This result compares with a return of 1.07% for the previous quarter and a return of 1.19% for the third quarter of 2002. For the first nine months of 2003, Key's return on average total assets was 1.06%, compared with a return of 1.20% for the comparable period in 2002.

Key's third quarter results reflected several improved performance trends relative to the second quarter:

- Noninterest income grew by $29 million, driven by higher net gains from loan securitizations and sales and an increase in income from trust and investment services.

- Average core deposits grew by an annualized 8% and were up 13% from the same period last year.

- Asset quality continued to improve as the level of Key's nonperforming loans declined for the fourth consecutive quarter. Both nonperforming loans and net loan charge-offs reached their lowest levels since the first quarter of 2001.

However, the third quarter also presented a difficult environment for net interest income, which declined by $19 million. A 12 basis point reduction in the net interest margin drove the decrease and was attributable to a number of factors, including the effects of a soft economy, significant prepayments of higher rate consumer loans and mortgage backed securities which began to slow late in the third quarter, and narrower deposit spreads resulting from declining interest rates. During the same period, the level of Key's average earning assets was essentially unchanged as continued growth in home equity loans was offset by declines in the levels of both commercial loans and securities.

During the third quarter, earnings were also moderated by an $11 million increase in noninterest expense, due primarily to higher incentive compensation accruals and the expensing of stock options granted in July 2003. In future periods, we will continue to evaluate staffing levels and to make appropriate expense-reducing changes when they can be accomplished without negatively affecting either customer service or our ability to grow higher return businesses.

We believe Key is well positioned to reap benefits as economic activity begins to improve. We expect that smaller and medium-size businesses, in which Key holds a position of strength in the marketplace, will be among the first to seek additional funding as the economy continues to improve. Considering recent trends, we expect Key's earnings for the fourth quarter to be in the range of $.52 to $.55 per share.

The primary reasons that Key's revenue and expense components changed from those of the three-and nine-month periods ended September 30, 2002, are reviewed in greater detail throughout the remainder of the Management's Discussion and Analysis section.

Figure 1 on page 37 summarizes Key's financial performance for each of the past five quarters and the first nine months of 2003 and 2002.

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

     --paying for performance if achieved in ways that are consistent with Key's values;

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

                  FIGURE 1. SELECTED FINANCIAL DATA

                                                                                                             NINE MONTHS ENDED
                                                              2003                          2002                SEPTEMBER 30,
                                                --------------------------------    --------------------    --------------------
dollars in millions, except per share amounts    THIRD       SECOND      FIRST       FOURTH       THIRD       2003        2002
--------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Interest income                                 $    971    $  1,022    $  1,021    $  1,077    $  1,095    $  3,014    $  3,289
Interest expense                                     294         326         340         365         395         960       1,252
Net interest income                                  677         696         681         712         700       2,054       2,037
Provision for loan losses                            123         125         130         147         135         378         406
Noninterest income                                   463         434         397         446         432       1,294       1,323
Noninterest expense                                  699         688         657         668         659       2,044       1,985
Income before income taxes                           318         317         291         343         338         926         969
Net income                                           227         225         217         245         245         669         731
--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                      $    .54    $    .53    $    .51    $    .58    $    .57    $   1.58    $   1.72
Net income --  assuming dilution                     .53         .53         .51         .57         .57        1.57        1.69
Cash dividends paid                                 .305        .305        .305         .30         .30        .915         .90
Book value at period end                           16.64       16.60       16.32       16.12       15.66       16.64       15.66
Market price:
     High                                          27.88       27.42       27.11       26.75       27.35       27.88       29.40
     Low                                           24.86       22.56       22.31       21.25       20.96       22.31       20.96
     Close                                         25.57       25.27       22.56       25.14       24.97       25.57       24.97
Weighted average common shares (000)             421,971     423,882     425,275     424,578     426,274     423,697     425,746
Weighted average common shares and
     potential common shares (000)               425,669     427,170     428,090     429,531     431,326     426,968     431,098
--------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Loans                                           $ 62,723    $ 63,214    $ 62,719    $ 62,457    $ 62,951    $ 62,723    $ 62,951
Earning assets                                    73,258      73,716      75,113      73,635      72,546      73,258      72,546
Total assets                                      84,460      85,479      86,490      85,202      83,516      84,460      83,516
Deposits                                          48,739      49,869      50,455      49,346      44,610      48,739      44,610
Long-term debt                                    15,342      14,434      16,269      15,605      16,276      15,342      16,276
Shareholders' equity                               6,977       6,989       6,898       6,835       6,652       6,977       6,652
--------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on average total assets                      1.06%       1.07%       1.05%       1.17%       1.19%       1.06%       1.20%
Return on average equity                           13.06       12.98       12.91       14.46       14.74       12.98       15.13
Net interest margin (taxable equivalent)            3.73        3.85        3.86        3.98        3.99        3.81        3.97
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS AT PERIOD END
Equity to assets                                    8.26%       8.18%       7.98%       8.02%       7.97%       8.26%       7.97%
Tangible equity to tangible assets                  6.94        6.90        6.71        6.73        6.71        6.94        6.71
Tier 1 risk-based capital                           8.21        8.02        8.22        8.09        8.34        8.21        8.34
Total risk-based capital                           12.46       12.26       12.62       12.51       12.69       12.46       12.69
Leverage                                            8.36        8.12        8.12        8.15        8.15        8.36        8.15
--------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Average full-time equivalent employees            20,059      19,999      20,447      20,485      20,802      20,174      20,927
KeyCenters                                           900         903         911         910         903         900         903
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

Figure 2 summarizes the contribution made by each major business group to Key's taxable-equivalent revenue and net income for the three- and nine-month periods ended September 30, 2003 and 2002.

     FIGURE 2. MAJOR BUSINESS GROUPS - TAXABLE-EQUIVALENT REVENUE AND NET INCOME

                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                      SEPTEMBER 30,            CHANGE             SEPTEMBER 30,            CHANGE
                                   ------------------    ------------------     -----------------    -----------------
dollars in millions                 2003       2002       AMOUNT    PERCENT      2003      2002      AMOUNT     PERCENT
----------------------------------------------------------------------------------------------------------------------
Revenue (taxable equivalent)
Consumer Banking                   $   616    $   577    $    39        6.8%    $1,756    $ 1,705    $    51       3.0%
Corporate and Investment Banking       383        379          4        1.1      1,137      1,152        (15)     (1.3)
Investment Management Services         208        206          2        1.0        586        640        (54)     (8.4)
Other Segments                         (25)        12        (37)       N/M         (2)        12        (14)      N/M
----------------------------------------------------------------------------------------------------------------------
     Total segments                  1,182      1,174          8         .7      3,477      3,509        (32)      (.9)
Reconciling items                      (29)       (20)        (9)     (45.0)       (80)       (41)       (39)    (95.1)
----------------------------------------------------------------------------------------------------------------------
     Total                         $ 1,153    $ 1,154    $    (1)       (.1)%   $3,397    $ 3,468    $   (71)     (2.0)%
                                   =======    =======    =======                ======    =======    =======
Net income (loss)
Consumer Banking                   $   120    $   107    $    13       12.1%    $  316    $   298    $    18       6.0%
Corporate and Investment Banking        96         91          5        5.5        283        296        (13)     (4.4)
Investment Management Services          26         26         --         --         63         82        (19)    (23.2)
Other Segments                         (10)        14        (24)       N/M         15         25        (10)    (40.0)
----------------------------------------------------------------------------------------------------------------------
     Total segments                    232        238         (6)      (2.5)       677        701        (24)     (3.4)
Reconciling items                       (5)         7        (12)       N/M         (8)        30        (38)      N/M
----------------------------------------------------------------------------------------------------------------------
     Total                         $   227    $   245    $   (18)      (7.3)%   $  669    $   731    $   (62)     (8.5)%
                                   =======    =======    =======                ======    =======    =======
----------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

CONSUMER BANKING

As shown in Figure 3, net income for Consumer Banking was $120 million for the third quarter of 2003, representing a $13 million increase from the year-ago quarter. The increase was due primarily to growth in both taxable-equivalent net interest income and noninterest income, offset in part by a higher level of noninterest expense.

Taxable-equivalent net interest income grew by $34 million, or 8%, from the third quarter of 2002, due largely to an improved interest rate spread on earning assets, a 3% increase in average loans outstanding, primarily in the home equity and commercial portfolios, and a higher level of average core deposits. The positive effect of these factors was offset in part by the adverse effect of a less favorable interest rate spread on deposits.

Noninterest income increased by $5 million, or 4%, due to a reduction in losses incurred on the residual values of leased vehicles and an increase in net gains from the annual securitization and sale of education loans, both in the Indirect Lending unit. These improvements were substantially offset by a reduction in service charges on deposit accounts generated by the Retail Banking line of business. The decrease in deposit service charges reflects lower overdraft fees, as well as the introduction of free checking products during the second half of 2002.

Noninterest expense rose by $18 million, or 5%, from the third quarter of 2002. Most of the increase was attributable to personnel expense, costs associated with other real estate owned and various indirect charges.

                           FIGURE 3. CONSUMER BANKING

                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    SEPTEMBER 30,           CHANGE             SEPTEMBER 30,            CHANGE
                                                 ------------------    -----------------    ------------------    -----------------
dollars in millions                               2003       2002       AMOUNT   PERCENT     2003       2002       AMOUNT   PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net interest income (TE)                    $   475    $   441    $    34       7.7%   $ 1,379    $ 1,327    $    52      3.9%
     Noninterest income                              141        136          5       3.7        377        378         (1)     (.3)
----------------------------------------------------------------------------------------------------------------------------------
     Total revenue (TE)                              616        577         39       6.8      1,756      1,705         51      3.0
     Provision for loan losses                        70         69          1       1.4        213        222         (9)    (4.1)
     Noninterest expense                             355        337         18       5.3      1,038      1,006         32      3.2
----------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes (TE)                 191        171         20      11.7        505        477         28      5.9
     Allocated income taxes and TE adjustments        71         64          7      10.9        189        179         10      5.6
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                  $   120    $   107    $    13      12.1%   $   316    $   298    $    18      6.0%
                                                 =======    =======    =======              =======    =======    =======
     Percent of consolidated net income               53%        44%       N/A       N/A         47%        41%       N/A      N/A

AVERAGE BALANCES
     Loans                                       $29,100    $28,243    $   857       3.0%   $28,819    $27,889    $   930      3.3%
     Total assets                                 31,516     30,593        923       3.0     31,228     30,223      1,005      3.3
     Deposits                                     34,999     33,580      1,419       4.2     34,714     33,950        764      2.3
----------------------------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent, N/A = Not Applicable

ADDITIONAL CONSUMER BANKING DATA               THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  SEPTEMBER 30,               CHANGE            SEPTEMBER 30,          CHANGE
                                            -----------------------     ----------------     -----------------   -----------------
dollars in billions                           2003           2002       AMOUNT    PERCENT     2003      2002     AMOUNT    PERCENT
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSITS OUTSTANDING
Noninterest-bearing                           $ 5,704       $ 5,184     $   520     10.0%    $ 5,477   $ 5,065   $   412      8.1%
Money market deposit accounts and other
savings                                        15,576        12,819       2,757     21.5      15,100    12,863     2,237     17.4
Time                                           13,719        15,577      (1,858)   (11.9)     14,137    16,022    (1,885)   (11.8)
---------------------------------------------------------------------------------------------------------------------------------
      Total deposits                          $34,999       $33,580     $ 1,419      4.2%    $34,714   $33,950   $   764      2.3%
                                          ===========       =======     =======              =======   =======   =======
----------------------------------------------------------------------------------------------------------------------------------

HOME EQUITY LOANS
Retail Banking and Small Business
     Average balance                            $ 8.3         $ 7.3
     Average loan-to-value ratio                   72%           72%
     Percent first lien positions                  58            49
National Home Equity
     Average balance                            $ 5.2         $ 5.0
     Average loan-to-value ratio                   74%           77%
     Percent first lien positions                  82            77
-------------------------------------------------------------------
OTHER DATA
On-line clients / household penetration    722,172/37%   534,385/30%
KeyCenters                                        900           903
Automated teller machines                       2,158         2,249
-------------------------------------------------------------------

CORPORATE AND INVESTMENT BANKING

As shown in Figure 4, net income for Corporate and Investment Banking was $96 million for the third quarter of 2003, up from $91 million for the same period last year. Significantly higher noninterest income and a substantial reduction in the provision for loan losses were partially offset by a decrease in taxable-equivalent net interest income and higher noninterest expense.

Taxable-equivalent net interest income decreased by $10 million, or 4%, from the third quarter of 2002 due primarily to less favorable interest rate spreads on deposits and other funding sources. Declines in average loans outstanding and yield-related loan fees also contributed to the decrease. The adverse effect of these factors was partially offset by the positive effects of core deposit growth and a more favorable interest rate spread on earning assets.

Noninterest income increased by $14 million, or 13%, due largely to an increase in non-yield-related loan fees and higher net gains from loan sales in the KeyBank Real Estate Capital line of business.

Noninterest expense rose by $12 million, or 7%, reflecting increases in personnel expense, professional fees and various indirect charges.

The provision for loan losses decreased by $16 million, or 25%, as a result of improved asset quality in both the Corporate Banking and Key Equipment Finance lines.

                   FIGURE 4. CORPORATE AND INVESTMENT BANKING

                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            CHANGE           SEPTEMBER 30,            CHANGE
                                                 ------------------    ------------------  ------------------    ------------------
dollars in millions                               2003       2002       AMOUNT    PERCENT   2003       2002       AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net interest income (TE)                    $   258    $   268    $   (10)    (3.7)%  $   778    $   808    $   (30)   (3.7)%
     Noninterest income                              125        111         14     12.6        359        344         15     4.4
--------------------------------------------------------------------------------------------------------------------------------
     Total revenue (TE)                              383        379          4      1.1      1,137      1,152        (15)   (1.3)
     Provision for loan losses                        48         64        (16)   (25.0)       155        173        (18)  (10.4)
     Noninterest expense                             181        169         12      7.1        530        507         23     4.5
--------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes (TE)                 154        146          8      5.5        452        472        (20)   (4.2)
     Allocated income taxes and TE adjustments        58         55          3      5.5        169        176         (7)   (4.0)
--------------------------------------------------------------------------------------------------------------------------------
     Net income                                  $    96    $    91    $     5      5.5%   $   283    $   296    $   (13)   (4.4)%
                                                 =======    =======    =======             =======    =======    =======
     Percent of consolidated net income               42%        37%       N/A      N/A         42%        41%       N/A     N/A

AVERAGE BALANCES
     Loans                                       $27,784    $29,123    $(1,339)    (4.6%   $28,082    $29,486    $(1,404)   (4.8)%
     Total assets                                 32,469     32,749       (280)     (.9)    32,605     32,882       (277)    (.8)
     Deposits                                      4,621      3,384      1,237     36.6      4,272      3,216      1,056    32.8
--------------------------------------------------------------------------------------------------------------------------------

 TE = Taxable Equivalent, N/A = Not Applicable

INVESTMENT MANAGEMENT SERVICES

As shown in Figure 5, net income for Investment Management Services was $26 million for the third quarter of 2003, unchanged from the third quarter of last year. Growth in taxable-equivalent net interest income was offset by a decrease in noninterest income and a higher provision for loan losses. Noninterest expense was essentially unchanged.

Taxable-equivalent net interest income increased by $9 million, or 16%, from the third quarter of 2002. The increase was due primarily to strong growth in both average loans and core deposits. The positive effect of this growth was offset in part by the adverse effect of a less favorable interest rate spread on deposits.

Noninterest income decreased by $7 million, or 5%, due to a $9 million decrease in trust and investment services income. The decline was due largely to the June 2002 sale of Key's 401(k) plan recordkeeping business.

The provision for loan losses rose by $3 million, reflecting a higher level of net charge-offs in the McDonald Financial Group.

On July 1, 2003, Key acquired NewBridge Partners LLC. This company was merged into Key's Investment Management Services Group and accounted for $1.4 billion of Key's $65.0 billion of assets under management at September 30, 2003. The acquisition did not have any material effect on Investment Management Services' results of operations for the third quarter of 2003.

                    FIGURE 5. INVESTMENT MANAGEMENT SERVICES

                                                 THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    SEPTEMBER 30,            CHANGE           SEPTEMBER 30,             CHANGE
                                                 ------------------    ------------------   ------------------    -----------------
dollars in millions                                2003       2002      AMOUNT     PERCENT    2003       2002      AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net interest income (TE)                    $    65    $    56    $     9       16.1%  $   184    $   166    $    18    10.8%
     Noninterest income                              143        150         (7)      (4.7)      402        474        (72)  (15.2)
---------------------------------------------------------------------------------------------------------------------------------
     Total revenue (TE)                              208        206          2        1.0       586        640        (54)   (8.4)
     Provision for loan losses                         5          2          3      150.0        10         11         (1)   (9.1)
     Noninterest expense                             161        162         (1)       (.6)      475        499        (24)   (4.8)
---------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes (TE)                  42         42         --         --       101        130        (29)  (22.3)
     Allocated income taxes and TE adjustments        16         16         --         --        38         48        (10)  (20.8)
---------------------------------------------------------------------------------------------------------------------------------
     Net income                                  $    26    $    26         --         --%  $    63    $    82    $   (19)  (23.2)%
                                                 =======    =======    =======               =======   =======     =======
     Percent of consolidated net income               11%        11%       N/A        N/A        10%        11%       N/A     N/A

AVERAGE BALANCES
     Loans                                       $ 5,100    $ 4,826    $   274        5.7%  $ 5,030    $ 4,806    $   224     4.7%
     Total assets                                  6,311      5,782        529        9.1     6,088      5,807        281     4.8
     Deposits                                      6,382      3,695      2,687       72.7     5,850      3,649      2,201    60.3
---------------------------------------------------------------------------------------------------------------------------------

TE = Taxable Equivalent,  N/A = Not Applicable

ADDITIONAL INVESTMENT MANAGEMENT SERVICES DATA        SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
dollars in billions                                       2003              2002              2002
-------------------------------------------------------------------------------------------------------
Assets under management                                       $65.0             $61.7             $62.4
Nonmanaged and brokerage assets                                63.4              65.0              67.2
-------------------------------------------------------------------------------------------------------

OTHER SEGMENTS

Other segments consist primarily of Treasury, Principal Investing and the net effect of funds transfer pricing. These segments generated a net loss of $10 million for the third quarter of 2003, compared with net income of $14 million for the same period last year. The change in results from the third quarter of 2002 was due primarily to the net effect of funds transfer pricing and includes the effect of loan and security sales and prepayments.

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

-        market interest rate fluctuations; and

-        asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets, we present net interest income in this discussion on a "taxable-equivalent basis." In other words, if we earn $100 of tax-exempt income, we present those earnings at a higher amount (specifically, $154) that--if taxed at the statutory federal income tax rate of 35%--would yield $100. Figure 6, which spans pages 44 and 45, shows the various components of Key's balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also reconciles taxable-equivalent net interest income for each of those quarters to net interest income reported under accounting principles generally accepted in the United States ("GAAP").

Taxable-equivalent net interest income for the third quarter of 2003 was $690 million, compared with $722 million a year ago. This decrease reflects the negative effect of a lower net interest margin, which decreased 26 basis points to 3.73%. The net interest margin is an indicator of the profitability of the earning asset portfolio and is calculated by dividing net interest income by average earning assets. During the same period, average earning assets grew by 2% to $73.6 billion.

The combination of a soft economy and significant growth in core deposits have affected the net interest margin, as well as the size and composition of Key's earning assets portfolio. Over the past twelve months, core deposit growth has exceeded net loan growth. The excess funds have been either invested in securities or used to reduce wholesale funding. Although these actions improved Key's liquidity, the weak demand for commercial loans and the Federal Reserve Board's reduction in interest rates in June 2003 placed downward pressure on third quarter net interest income. Management anticipates that Key's margin will remain near the current level over the remainder of the year.

NET INTEREST MARGIN. Key's net interest margin decreased over the past twelve months, primarily because:

- competitive market conditions precluded us from passing on the full amount of the Federal Reserve Board's reductions in interest rates to clients' deposit accounts;

- we have experienced exceptionally high levels of prepayments on both investment and consumer loan portfolios as a result of the low interest rate environment; and

- we invested more heavily in securities available for sale since opportunities to originate loans, which typically have higher interest rate spreads, have been adversely affected by the weak economy.

INTEREST EARNING ASSETS. Average earning assets for the third quarter of 2003 totaled $73.6 billion, which was $1.5 billion, or 2%, higher than the third quarter 2002 level. This growth came principally from home equity lending and the securities available-for-sale portfolio. During the same period, soft loan demand resulting from the general economic slowdown contributed to a decline in average commercial loans outstanding. Average consumer loans, other than home equity loans, also declined during this period, primarily as a result of management's efforts to scale back or exit certain types of indirect lending.

Over the past twelve months, the growth and composition of Key's loan portfolio has been affected by the following actions:

- During the third quarter of 2003, Key consolidated an asset-backed commercial paper conduit as a result of adopting Interpretation No. 46. This consolidation added approximately $200 million to Key's commercial loan portfolio. More information about Interpretation No. 46 is provided in Note 7 ("Variable Interest Entities"), which begins on page 20.

- During the first quarter of 2003, we acquired a $311 million commercial lease financing portfolio and a $71 million commercial loan portfolio from a Canadian financial institution. The acquisition of these portfolios further diversified our asset base and is expected to result in additional equipment financing opportunities.

- During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships. As of September 30, 2003, these portfolios, in the aggregate, have declined by approximately $4.3 billion since the date of the announcement and by approximately $1.4 billion since September 30, 2002.

- We sold commercial mortgage loans of $1.1 billion during the first nine months of 2003 and $1.4 billion during all of 2002. Since some of these loans have been sold with limited recourse, Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 10 ("Contingent Liabilities and Guarantees") under the section entitled "Recourse agreement with Federal National Mortgage Association" on page 27. Our business of originating and servicing commercial mortgage loans has grown in part as a result of acquiring Conning Asset Management in the second quarter of 2002 and both Newport Mortgage Company, L.P. and National Realty Funding L.C. in 2000.

- We sold education loans of $1.1 billion ($835 million through securitizations) during the first nine months of 2003 and $1.1 billion ($750 million through securitizations) during all of 2002. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

- We sold other loans (primarily home equity and residential mortgage loans) totaling $1.5 billion during the first nine months of 2003 and $835 million during all of 2002.

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled "Financial Condition," which begins on page 52, contains more discussion about changes in earning assets and funding sources.

     FIGURE 6. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                                      THIRD QUARTER 2003            SECOND QUARTER 2003
                                                  ---------------------------   --------------------------
                                                   AVERAGE             YIELD/    AVERAGE             YIELD/
dollars in millions                                BALANCE   INTEREST   RATE     BALANCE   INTEREST   RATE
-----------------------------------------------------------------------------------------------------------
ASSETS
Loans(a,b)
   Commercial, financial and agricultural         $ 17,188   $   202    4.65 %  $  17,391   $  218   5.01 %
   Real estate - commercial mortgage                 5,859        77    5.21        5,932       80   5.38
   Real estate  construction                         5,196        66    5.05        5,331       68   5.14
   Commercial lease financing                        7,995       118    5.91        7,883      119   6.05
---------------------------------------------------------------------------------------------------------
     Total commercial loans                         36,238       463    5.07       36,537      485   5.32
   Real estate - residential                         1,707        28    6.43        1,803       30   6.54
   Home equity                                      14,862       218    5.80       14,433      219   6.09
   Consumer - direct                                 2,162        39    7.19        2,135       40   7.44
   Consumer - indirect lease financing                 460        11    9.60          601       14   9.40
   Consumer - indirect other                         5,123       105    8.23        5,002      105   8.43
---------------------------------------------------------------------------------------------------------
     Total consumer loans                           24,314       401    6.55       23,974      408   6.82
   Loans held for sale                               2,526        29    4.53        2,518       29   4.70
---------------------------------------------------------------------------------------------------------
     Total loans                                    63,078       893    5.62       63,029      922   5.86
Taxable investment securities                           14        --    4.46            5       --   5.44
Tax-exempt investment securities(a)                     91         2    9.76          110        3   9.46
---------------------------------------------------------------------------------------------------------
     Total investment securities                       105         2    9.07          115        3   9.27
Securities available for sale(a,c)                   7,877        77    3.91        8,321       97   4.68
Short-term investments                               1,531         6    1.70        1,484        8   2.12
Other investments(c)                                 1,032         6    2.68          985        6   2.47
---------------------------------------------------------------------------------------------------------
     Total earning assets                           73,623       984    5.32       73,934    1,036   5.61
Allowance for loan losses                           (1,396)                        (1,409)
Accrued income and other assets                     12,495                         12,187
---------------------------------------------------------------------------------------------------------
                                                  $ 84,722                      $  84,712
                                                  ========                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW and money market deposit accounts             $ 18,381        35     .75    $  17,740       41    .93
Savings deposits                                     2,092         2     .48        2,084        3    .54
Certificates of deposit ($100,000 or more)(d)        4,898        46    3.78        4,743       47   3.98
Other time deposits                                 11,073        81    2.89       11,434       84   2.96
Deposits in foreign office                           1,627         4    1.04        2,445        8   1.25
---------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                38,071       168    1.76       38,446      183   1.91
Federal funds purchased and securities
   sold under repurchase agreements                  5,133        12     .93        5,075       15   1.19
Bank notes and other short-term borrowings(d)        2,559        13    2.05        2,351       15   2.58
Long-term debt, including capital securities(d)     15,421       101    2.68       16,309      113   2.90
---------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             61,184       294    1.93       62,181      326   2.13
Noninterest-bearing deposits                        10,628                         10,053
Accrued expense and other liabilities                6,016                          5,526
Common shareholders' equity                          6,894                          6,952
---------------------------------------------------------------------------------------------------------
                                                  $ 84,722                      $  84,712
                                                  ========                      =========
Interest rate spread (TE)                                               3.39 %                       3.48 %
---------------------------------------------------------------------------------------------------------
Net interest income (TE) and net
   interest margin (TE)                                          690    3.73 %                 710   3.85 %
                                                                        ====                         ====
TE adjustment(a)                                                  13                            14
---------------------------------------------------------------------------------------------------------
Net interest income, GAAP basis                              $   677                        $  696
                                                             =======                        ======

Capital securities                                      --        --            $   1,266   $   18

---------------------------------------------------------------------------------------------------------

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

TE = Taxable Equivalent

GAAP = Accounting Principles Generally Accepted in the United States

     FIGURE 6. AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES
                                   (CONTINUED)

    FIRST QUARTER 2003            FOURTH QUARTER 2002            THIRD QUARTER 2002
--------------------------     -------------------------      ------------------------
AVERAGE              YIELD/    AVERAGE             YIELD/     AVERAGE             YIELD/
BALANCE    INTEREST   RATE     BALANCE  INTEREST    RATE      BALANCE   INTEREST   RATE
----------------------------------------------------------------------------------------
$17,221     $  206   4.86 %    $17,362  $    220   5.01 %     $17,485   $    225   5.11 %
  6,034         82   5.49        6,168        88   5.66         6,207         93   5.92
  5,683         72   5.16        5,856        78   5.27         5,822         79   5.37
  7,790        123   6.30        7,356       112   6.13         7,215        121   6.72
---------------------------------------------------------------------------------------
 36,728        483   5.31       36,742       498   5.39        36,729        518   5.60
  1,904         32   6.66        2,029        33   6.72         2,089         37   7.00
 14,005        217   6.29       13,649       226   6.55        13,505        222   6.52
  2,129         40   7.68        2,153        44   8.17         2,172         46   8.32
    772         18   9.40        1,001        24   9.42         1,264         28   8.98
  4,917        107   8.74        5,117       116   9.05         5,143        117   9.13
---------------------------------------------------------------------------------------
 23,727        414   7.05       23,949       443   7.36        24,173        450   7.41
  2,390         28   4.70        1,986        26   5.28         2,584         35   5.48
---------------------------------------------------------------------------------------
 62,845        925   5.95       62,677       967   6.14        63,486      1,003   6.29
      2         --   8.43            1        --   8.85             1         --   8.45
    125          3   8.89          132         3   9.32           166          4   8.76
---------------------------------------------------------------------------------------
    127          3   8.88          133         3   9.31           167          4   8.75
  7,790        101   5.21        7,598       106   5.60         6,424         97   6.11
  1,706          8   1.87        1,240         7   2.12         1,151          7   2.28
    956          6   2.46          906         6   2.39           855          6   2.46
---------------------------------------------------------------------------------------
 73,424      1,043   5.73       72,554     1,089   5.97        72,083      1,117   6.17
 (1,438)                        (1,471)                        (1,509)
 11,928                         11,652                         11,361
---------------------------------------------------------------------------------------
$83,914                        $82,735                        $81,935
=======                        =======                        =======

$16,747         42   1.03      $15,131        40   1.03       $13,293         30    .91
  2,043          3    .60        1,981         4    .63         2,002          3    .67
  4,654         48   4.20        4,741        51   4.29         4,886         54   4.45
 11,799         90   3.09       12,213       101   3.29        12,713        115   3.57
  1,719          5   1.24        1,974         6   1.43         2,593         12   1.76
---------------------------------------------------------------------------------------
 36,962        188   2.07       36,040       202   2.22        35,487        214   2.40

  4,800         14   1.19        5,502        20   1.44         5,483         23   1.69
  2,801         18   2.65        2,192        14   2.53         2,581         18   2.73
 17,279        120   2.90       17,040       129   3.09        17,455        140   3.25
---------------------------------------------------------------------------------------
 61,842        340   2.25       60,774       365   2.40        61,006        395   2.59
  9,788                          9,926                          9,177
  5,465                          5,314                          5,159
  6,819                          6,721                          6,593
---------------------------------------------------------------------------------------
$83,914                        $82,735                        $81,935
=======                        =======                        =======

                     3.48 %                         3.57 %                          3.58 %
----------------------------------------------------------------------------------------

               703   3.86 %                  724    3.98 %                   722    3.99 %
                     ====                           ====                            ====
                22                            12                              22
----------------------------------------------------------------------------------------
            $  681                      $    712                        $    700
            ======                      ========                        ========

$ 1,254     $   18             $ 1,233  $     18               $1,249   $     19
----------------------------------------------------------------------------------------

               FIGURE 7. COMPONENTS OF NET INTEREST INCOME CHANGES

                                                  FROM THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                   TO THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                  ------------------------------------------
                                                     AVERAGE         YIELD/         NET
in millions                                           VOLUME          RATE        CHANGE
--------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                 $  (6)         $(104)       $ (110)
Tax-exempt investment securities                         (2)            --            (2)
Securities available for sale                            19            (40)          (21)
Short-term investments                                    2             (2)           --
Other investments                                         1             (1)           --
----------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)          14           (147)         (133)

INTEREST EXPENSE
NOW and money market deposit accounts                    10             (5)            5
Savings deposits                                         --             (1)           (1)
Certificates of deposit ($100,000 or more)               --             (8)           (8)
Other time deposits                                     (14)           (20)          (34)
Deposits in foreign office                               (4)            (4)           (8)
----------------------------------------------------------------------------------------
     Total interest-bearing deposits                     (8)           (38)          (46)
Federal funds purchased and securities sold
     under repurchase agreements                         (1)           (10)          (11)
Bank notes and other short-term borrowings               --             (5)           (5)
Long-term debt, including capital securities            (15)           (24)          (39)
----------------------------------------------------------------------------------------
     Total interest expense                             (24)           (77)         (101)
----------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)         $  38          $ (70)         $(32)
                                                      =====          =====          ====
----------------------------------------------------------------------------------------


                                                   FROM NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    TO NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                   -----------------------------------------
                                                  AVERAGE           YIELD/             NET
in millions                                        VOLUME            RATE            CHANGE
--------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                              $  (31)          $ (290)          $  (321)
Tax-exempt investment securities                       (6)               2                (4)
Securities available for sale                          82              (90)               (8)
Short-term investments                                 --               (1)               (1)
Other investments                                       3               (3)               --
--------------------------------------------------------------------------------------------
     Total interest income (taxable equivalent)        48             (382)             (334)

INTEREST EXPENSE
NOW and money market deposit accounts                  29               (2)               27
Savings deposits                                       --               (2)               (2)
Certificates of deposit ($100,000 or more)              1              (27)              (26)
Other time deposits                                   (45)             (95)             (140)
Deposits in foreign office                             (6)              (9)              (15)
--------------------------------------------------------------------------------------------
     Total interest-bearing deposits                  (21)            (135)             (156)
Federal funds purchased and securities sold
     under repurchase agreements                       (6)             (23)              (29)
Bank notes and other short-term borrowings            (12)              (7)              (19)
Long-term debt, including capital securities          (15)             (73)              (88)
--------------------------------------------------------------------------------------------
     Total interest expense                           (54)            (238)             (292)
--------------------------------------------------------------------------------------------
     Net interest income (taxable equivalent)      $  102             $(144)         $   (42)
                                                   ======             =====          =======
--------------------------------------------------------------------------------------------


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

Key's guidelines for risk management call for preventive measures to be taken if the simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines. Since short-term interest rates were relatively low at September 30, 2003, management modified Key's standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over the next two months and no change over the following ten months. As of September 30, 2003, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately 1.22% over the next twelve months if short-term interest rates gradually increase by 200 basis points. Conversely, if short-term interest rates gradually decrease by 25 basis points, net interest income would be expected to increase by approximately .20% over the next twelve months.

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

Over the past year, we have invested more heavily in collateralized mortgage obligations as opportunities to originate loans have been adversely affected by the weak economy, while our core deposits have grown significantly. These securities, the majority of which have relatively short average lives, have been used in conjunction with swaps to manage our interest rate risk position.

Trading portfolio risk management

Key's trading portfolio is described in Note 11.

Management uses a value at risk ("VAR") model to estimate the potential adverse effect of changes in interest and foreign exchange rates, and equity prices on the fair value of Key's trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At September 30, 2003, Key's aggregate daily VAR was $1.3 million, compared with $1.1 million at September 30, 2002. Aggregate daily VAR averaged $1.2 million for the first nine months of 2003, compared with an average of $1.4 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

NONINTEREST INCOME

Noninterest income for the third quarter of 2003 was $463 million, up $31 million, or 7%, from the same period last year. For the first nine months of the year, noninterest income was $1.3 billion, representing a decrease of $29 million, or 2%, from the first nine months of 2002.

As shown in Figure 8, the growth in noninterest income from the year-ago quarter was due primarily to a $16 million increase in net gains from principal investing included in "investment banking and capital markets income," higher net gains from loan securitizations and sales and an $11 million decrease in net losses incurred on the residual values of leased vehicles included in "miscellaneous income." These positive changes were offset in part by lower income from trust and investment services and from service charges on deposit accounts.

For the year-to-date period, decreases in income from trust and investment services and from service charges on deposit accounts more than offset an increase in net gains from loan sales and securitizations and the growth in non-yield-related loan fees.

                          FIGURE 8. NONINTEREST INCOME

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,        CHANGE            SEPTEMBER 30,        CHANGE
                                                    ------------------  ----------------   -----------------  -----------------
dollars in millions                                   2003      2002    AMOUNT   PERCENT    2003       2002   AMOUNT    PERCENT
-------------------------------------------------------------------------------------------------------------------------------
Trust and investment services income                  $139      $151      $(12)    (7.9)%  $  402     $  467    $(65)    (13.9)%
Service charges on deposit accounts                     93       102        (9)    (8.8)      276        306     (30)     (9.8)
Investment banking and capital markets income           52        34        18     52.9       139        130       9       6.9
Letter of credit and loan fees                          42        36         6     16.7       113         93      20      21.5
Corporate-owned life insurance income                   27        25         2      8.0        81         77       4       5.2
Electronic banking fees                                 20        21        (1)    (4.8)       61         59       2       3.4
Net securities gains                                     2        --         2      N/M         9          1       8     800.0
Other income:
     Insurance income                                   12        14        (2)   (14.3)       38         42      (4)     (9.5)
     Net gains from loan securitizations and sales      39        25        14     56.0        68         34      34     100.0
     Loan securitization servicing fees                  2         2        --       --         6          7      (1)    (14.3)
     Credit card fees                                    2         2        --       --         8          6       2      33.3
     Miscellaneous income                               33        20        13     65.0        93        101      (8)     (7.9)
------------------------------------------------------------------------------------------------------------------------------
          Total other income                            88        63        25     39.7       213        190      23      12.1
------------------------------------------------------------------------------------------------------------------------------
          Total noninterest income                    $463      $432       $31      7.2 %  $1,294     $1,323    $(29)     (2.2)%
                                                      ====      ====    ======             ======     ======  ======
-------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

The discussion that follows explains the composition of certain components of Key's noninterest income and the factors that caused them to change from the prior year.

TRUST AND INVESTMENT SERVICES INCOME. Trust and investment services provide Key's largest source of noninterest income. Its primary components are shown in Figure 9. The decrease in trust and investment services income relative to the prior year is attributable largely to the June 2002 sale of Key's 401(k) plan recordkeeping business. The divestiture of this business accounted for $10 million of the decrease in income from the third quarter of 2002 and $29 million of the decrease from the first nine months of last year.

                 FIGURE 9. TRUST AND INVESTMENT SERVICES INCOME

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    SEPTEMBER 30,         CHANGE          SEPTEMBER 30,         CHANGE
                                                 ------------------   ----------------  -----------------  ----------------
dollars in millions                                 2003     2002     AMOUNT   PERCENT    2003     2002    AMOUNT   PERCENT
---------------------------------------------------------------------------------------------------------------------------
Personal asset management and custody fees          $ 39     $ 38         $1     2.6 %    $111     $120       $(9)   (7.5)%
Institutional asset management and custody fees       10       20        (10)  (50.0)       29       60       (31)  (51.7)
Bond services                                         10        9          1    11.1        29       29        --      --
Brokerage commission income                           47       48         (1)   (2.1)      141      149        (8)   (5.4)
All other fees                                        33       36         (3)   (8.3)       92      109       (17)  (15.6)
-------------------------------------------------------------------------------------------------------------------------
    Total trust and investment services income      $139     $151       $(12)   (7.9)%    $402     $467      $(65)  (13.9)%
                                                    ====     ====     ======              ====     ====    ======
-------------------------------------------------------------------------------------------------------------------------

A significant portion of Key's trust and investment services income is based on the value of assets under management. Thus, declines in the equity and fixed income markets that occurred during 2002 and the first half of 2003 also contributed to the year-to-date decrease in revenue compared with that reported for the first nine months of 2002. Income from trust and investment services for the third quarter of 2003 rose by

$8 million from the prior quarter due largely to the recent improvement in the financial markets and a modest boost from the acquisition of NewBridge Partners.

At September 30, 2003, Key's bank, trust and registered investment advisory subsidiaries had assets under management of $65.0 billion, compared with $62.4 billion at September 30, 2002. These assets are managed on behalf of both institutions and individuals through a variety of equity, fixed income and money market accounts. The composition of Key's assets under management is shown in Figure 10. The 4% increase in the value of assets under management over the past twelve months was due primarily to an increase in the market value of those assets. During the same period, net asset inflows accounted for a small amount of the increase in assets under management, due largely to the July 2003 acquisition of NewBridge Partners.

                       FIGURE 10. ASSETS UNDER MANAGEMENT

                                                                                  2003                          2002
                                                                    ------------------------------      --------------------
in millions                                                          THIRD       SECOND     FIRST       FOURTH        THIRD
----------------------------------------------------------------------------------------------------------------------------
 Assets under management by investment type:
     Equity                                                         $28,839     $26,931    $25,415      $27,224      $25,422
     Fixed income                                                    17,300      17,121     16,310       16,133       17,588
     Money market                                                    18,901      19,250     19,073       18,337       19,364
----------------------------------------------------------------------------------------------------------------------------
       Total                                                        $65,040     $63,302    $60,798      $61,694      $62,374
                                                                    -------     -------    -------      -------      -------
 Proprietary mutual funds included in assets under management:
     Equity                                                          $2,777      $2,604     $2,236       $2,878       $2,965
     Fixed income                                                     1,087       1,144      1,125        1,215        1,377
     Money market                                                    10,205      10,362     10,762       11,457       12,129
----------------------------------------------------------------------------------------------------------------------------
       Total                                                        $14,069     $14,110    $14,123      $15,550      $16,471
                                                                    =======     =======    =======      =======      =======
----------------------------------------------------------------------------------------------------------------------------


SERVICE CHARGES ON DEPOSIT ACCOUNTS. The reduction in service charges for both the quarterly and year-to-date periods was due primarily to lower overdraft and maintenance fees. The decrease in maintenance fees is attributable to free checking products, which were introduced in the third quarter of 2002 and rolled out to all of Key's markets by the end of the year.

INVESTMENT BANKING AND CAPITAL MARKETS INCOME. As shown in Figure 11, improved results from principal investing activities drove the increase from the prior year in investment banking and capital markets income for both the quarterly and year-to-date periods.

Key's principal investing income is susceptible to volatility since it is derived from investments in small to medium-sized businesses, some of which are in relatively early stages of economic development and strategy implementation. Principal investments consist of direct and indirect investments in predominantly privately-held companies and are carried on the balance sheet at fair value ($729 million at September 30, 2003, and $631 million at September 30, 2002). Thus, the net gains and losses presented in Figure 11 stem from changes in estimated fair values, as well as actual gains and losses on sales of principal investments.

            FIGURE 11. INVESTMENT BANKING AND CAPITAL MARKETS INCOME

                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      SEPTEMBER 30,          CHANGE            SEPTEMBER 30,         CHANGE
                                                   ------------------   -----------------   -----------------   ------------------
dollars in millions                                  2003        2002   AMOUNT    PERCENT    2003        2002   AMOUNT     PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Dealer trading and derivatives income                $  3        $  3       --       --     $  15        $ 27   $  (12)     (44.4)%
Investment banking income                              23          23       --       --        67          78      (11)     (14.1)
Net gains (losses) from principal investing            16          --   $   16      N/M        32          (1)      33        N/M
Foreign exchange income                                10           8        2     25.0%       25          26       (1)      (3.8)
---------------------------------------------------------------------------------------------------------------------------------
     Total investment banking and capital markets
       income                                        $ 52        $ 34   $   18     52.9%    $ 139        $130   $    9       6.9 %
                                                     ====        ====   ======              =====        ====   ======
----------------------------------------------------------------------------------------------------------------------------------


N/M = Not Meaningful

LETTER OF CREDIT AND LOAN FEES. As shown in Figure 8, letter of credit and loan fees were up from the prior year on both a quarterly and year-to-date basis due primarily to higher agency origination, servicing and syndication fees generated by the KeyBank Real Estate Capital line of business. These improved results were due in part to the acquisition of Conning Asset Management in June 2002. Higher fees from letter of credit activities also contributed to the increases.

OTHER INCOME. The increase in other income for both the quarterly and year-to-date periods was due largely to higher net gains from loan securitizations and sales as shown in Figure 8. In addition, the increase in other income for the third quarter compared with the same period last year reflects an $11 million decrease in net losses incurred on the residual values of leased vehicles included in "miscellaneous income."

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2003 was $699 million, up $40 million, or 6%, from the same period last year. For the first nine months of the year, noninterest expense was $2.0 billion, representing an increase of $59 million, or 3%, from the first nine months of 2002.

As shown in Figure 12, increases in personnel expense and professional fees drove the increase in noninterest expense for both the quarterly and year-to-date periods. The aggregate increase in these expense components for the year-to-date period was substantially offset, however, by a reduction in computer processing expense.

                         FIGURE 12. NONINTEREST EXPENSE

                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                               SEPTEMBER 30,             CHANGE               SEPTEMBER 30,           CHANGE
                                            -------------------     -----------------      -----------------     -----------------
dollars in millions                          2003         2002      AMOUNT    PERCENT       2003        2002     AMOUNT    PERCENT
----------------------------------------------------------------------------------------------------------------------------------
Personnel                                   $  380       $  358     $   22        6.1 %   $ 1,114     $ 1,082    $   32       3.0%
Net occupancy                                   56           57         (1)      (1.8)        171         170         1        .6
Computer processing                             43           45         (2)      (4.4)        131         147       (16)    (10.9)
Equipment                                       35           33          2        6.1         101         103        (2)     (1.9)
Marketing                                       30           33         (3)      (9.1)         88          89        (1)     (1.1)
Professional fees                               30           21          9       42.9          87          63        24      38.1
Other expense:
   Postage and delivery                         15           15         --         --          43          44        (1)     (2.3)
   Telecommunications                            8            9         (1)     (11.1)         24          26        (2)     (7.7)
   Equity- and gross receipts-based taxes        5            7         (2)     (28.6)         15          20        (5)    (25.0)
   OREO expense, net                             5            1          4      400.0          10           4         6     150.0
   Miscellaneous expense                        92           80         12       15.0         260         237        23       9.7
---------------------------------------------------------------------------------------------------------------------------------
     Total other expense                       125          112         13       11.6         352         331        21       6.3
---------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense              $  699       $  659     $   40        6.1 %   $ 2,044     $ 1,985    $   59       3.0%
                                            ======       ======     ======                =======     =======    ======
Average full-time equivalent employees      20,059       20,802       (743)      (3.6)%    20,174      20,927      (753)     (3.6)%
---------------------------------------------------------------------------------------------------------------------------------

The discussion that follows explains the composition of certain components of Key's noninterest expense and the factors that caused them to change from the prior year.

PERSONNEL. As shown in Figure 13, personnel expense, the largest category of Key's noninterest expense, rose by $32 million, or 3%, from the first nine months of 2002. This increase resulted from higher salaries expense, a rise in employee benefit costs (primarily pension costs), and an increase in stock options expense, offset in part by lower incentive compensation accruals.

Effective January 1, 2003, Key adopted the fair value method of accounting for stock option expense as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation." Additional information pertaining to this accounting change is included in Note 1 ("Basis of Presentation") under the headings "Stock-Based Compensation" on page 8 and "Accounting Pronouncements Adopted in 2003" on page 9.

The level of Key's personnel expense continues to reflect the benefits derived from a competitiveness initiative completed last year, as well as the continuous improvement efforts that have evolved from it. We will continue to evaluate staffing levels and to make appropriate changes when they can be accomplished without negatively affecting either customer service or our ability to grow higher return businesses. For the third quarter of 2003, the number of average full-time equivalent employees was 20,059, compared with 19,999 for the second quarter of 2003 and 20,802 for the year-ago quarter.

                          FIGURE 13. PERSONNEL EXPENSE

                               THREE MONTHS ENDED                           NINE MONTHS ENDED
                                 SEPTEMBER 30,             CHANGE             SEPTEMBER 30,             CHANGE
                               ------------------     -----------------     ------------------      ----------------
dollars in millions            2003          2002     AMOUNT    PERCENT      2003         2002      AMOUNT    PERCENT
---------------------------------------------------------------------------------------------------------------------
Salaries                       $215          $218      $ (3)     (1.4)%     $  656       $  647      $  9        1.4%
Employee benefits                63            53        10      18.9          198          171        27       15.8
Incentive compensation           94            85         9      10.6          245          259       (14)      (5.4)
Stock-based compensation          8             2         6     300.0           15            5        10      200.0
--------------------------------------------------------------------------------------------------------------------
   Total personnel expense     $380          $358      $ 22       6.1%      $1,114       $1,082      $ 32        3.0%
                               ====          ====      ====                 ======       ======      ====
--------------------------------------------------------------------------------------------------------------------


COMPUTER PROCESSING. The decrease in computer processing expense for both the quarterly and year-to-date periods was due primarily to a lower level of computer software amortization. This reduction is attributable to a decline in the number of capitalized software projects.

PROFESSIONAL FEES. The increase in professional fees for both the quarterly and year-to-date periods reflects additional costs incurred to enhance Key's sales management systems and for outside legal services.

INCOME TAXES

The provision for income taxes was $91 million for the third quarter of 2003, compared with $93 million for the comparable period in 2002. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 28.6% for the third quarter of 2003, compared with 27.5% for the third quarter of 2002. For the first nine months of 2003, the provision for income taxes was $257 million, compared with $238 million for the first nine months of 2002. The effective tax rates for these periods were 27.8% and 24.6%, respectively.

As discussed below, the management of residual values of certain leases has been transferred to a foreign subsidiary in a lower tax jurisdiction. The increase in the effective tax rate for both the quarterly and year-to-date periods was due primarily to the fact that a smaller number of such leases were transferred in the current year, compared with the first nine months of 2002. These rate increases were moderated in the current year, however, by tax-exempt income from corporate-owned life insurance and credits associated with investments in low-income housing projects, both of which represented a higher percentage of income before income taxes compared with the three- and nine-month periods ended September 30, 2002.

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

FINANCIAL CONDITION

LOANS

At September 30, 2003, total loans outstanding were $62.7 billion, compared with $62.5 billion at the end of 2002 and $63.0 billion a year ago. The composition of Key's loan portfolio at each of these dates is presented in Note 6 ("Loans") on page 19. Among the factors that contributed to the decrease in our loans from one year ago are:

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

COMMERCIAL LOAN PORTFOLIO. Commercial loans outstanding decreased by $571 million, or 2%, from one year ago. Over the past year, growth in equipment lease financing receivables was more than offset by a net decline in all other commercial portfolios, reflecting continued weakness in the economy and our decision to discontinue many credit-only relationships in the leveraged financing and nationally syndicated lending businesses.

Commercial real estate loans comprise one of the largest segments of Key's commercial loan portfolio. At September 30, 2003, Key's commercial real estate portfolio included mortgage loans of $5.8 billion and construction loans of $5.2 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $45 million. The average size of a construction loan was $7 million. The largest construction loan commitment was $49 million, of which $38 million was outstanding.

Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. This line of business deals exclusively with nonowner-occupied properties (i.e., generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 52% of Key's total average commercial real estate loans during the third quarter of 2003. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 14, is diversified by both industry type and geography.

                    FIGURE 14. COMMERCIAL REAL ESTATE LOANS

                                                                      GEOGRAPHIC REGION
SEPTEMBER 30, 2003                                      ---------------------------------------------       TOTAL        PERCENT OF
dollars in millions                                      EAST       MIDWEST      CENTRAL        WEST        AMOUNT          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
  Multi-family properties                               $  619       $  550       $  676       $  683       $ 2,528         23.0%
  Retail properties                                        225          469          106          233         1,033          9.3
  Office buildings                                         135           91          174          223           623          5.6
  Residential properties                                   116           59          140          505           820          7.4
  Warehouses                                                39          126          104          136           405          3.7
  Manufacturing facilities                                  15           14            7           13            49           .4
  Hotels/Motels                                              6            9            1            8            24           .2
  Other                                                    112          299           58          162           631          5.7
-----------------------------------------------------------------------------------------------------------------------------------
                                                         1,267        1,617        1,266        1,963         6,113         55.3
Owner-occupied                                             667        2,190          608        1,480         4,945         44.7
-----------------------------------------------------------------------------------------------------------------------------------
  Total                                                 $1,934       $3,807       $1,874       $3,443       $11,058        100.0%
                                                        ======       ======       ======       ======       =======        =====
-----------------------------------------------------------------------------------------------------------------------------------
Nonowner-occupied:
  Nonperforming loans                                       --       $   18       $    3       $   15       $    36          N/M
  Accruing loans past due 90 days or more               $    2           16           --            3            21          N/M
  Accruing loans past due 30 through 89 days                21            8           --            8            37          N/M
-----------------------------------------------------------------------------------------------------------------------------------

N/M = Not Meaningful

CONSUMER LOAN PORTFOLIO. Consumer loans outstanding increased by $150 million, or 1%, from one year ago. Our home equity portfolio increased by $1.4 billion, largely as a result of our focused efforts to grow this business, facilitated by a period of lower interest rates. The growth of the home equity portfolio was substantially offset by declines of $737 million in automobile lease financing receivables and $433 million in residential real estate mortgage loans. The decline in automobile lease financing receivables reflects our decision to exit the automobile leasing business. Residential real estate loans declined since most of the new loans originated by Key over the past twelve months were originated for sale, and low interest rates led to significant mortgage prepayment activity.

Excluding loan sales and acquisitions, consumer loans would have increased by $1.1 billion, or 5%, during the past twelve months.

The home equity portfolio is by far the largest segment of Key's consumer loan portfolio. Key's home equity portfolio is derived primarily from our Retail Banking line of business (54% of the home equity portfolio at September 30, 2003) and the National Home Equity unit within our Consumer Finance line of business.

The National Home Equity unit has two components: Champion Mortgage Company, a home equity finance company, and Key Home Equity Services, which purchases individual loans from an extensive network of correspondents and agents. Prior to the third quarter of 2002, Key Home Equity Services also purchased loans through bulk portfolio acquisitions from home equity loan companies.

Figure 15 summarizes Key's home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

                          FIGURE 15. HOME EQUITY LOANS

                                                                     2003                                  2002
                                                     -------------------------------------        ----------------------
dollars in millions                                    THIRD         SECOND          FIRST          FOURTH         THIRD
------------------------------------------------------------------------------------------------------------------------
SOURCES OF LOANS OUTSTANDING AT PERIOD END
Retail Banking (KeyCenters) and Small Business       $ 8,324        $ 8,152        $ 7,788        $ 7,549        $ 7,395
McDonald Financial Group and other sources             1,455          1,418          1,357          1,318          1,285

Champion Mortgage Company                              2,747          2,461          2,332          2,210          2,109
Key Home Equity Services division                      2,353          2,657          2,667          2,727          2,727
------------------------------------------------------------------------------------------------------------------------
  National Home Equity unit                            5,100          5,118          4,999          4,937          4,836
------------------------------------------------------------------------------------------------------------------------
  Total                                              $14,879        $14,688        $14,144        $13,804        $13,516
                                                     =======        =======        =======        =======        =======
------------------------------------------------------------------------------------------------------------------------

Nonperforming loans at period end                    $   151        $   152        $   154        $   146        $   124
Net charge-offs for the period                            14             13             13             13             12
Yield for the period                                    5.80%          6.09%          6.29%          6.55%          6.52%
------------------------------------------------------------------------------------------------------------------------

SALES, SECURITIZATIONS AND DIVESTITURES. During the past twelve months, Key sold $1.7 billion of commercial real estate loans, $1.2 billion of education loans ($835 million through a securitization), $829 million of home equity loans, $607 million of residential real estate loans, and $509 million of other types of loans. Since 1999, Key has securitized only education loans.

Among the factors that Key considers in determining which loans to securitize are:

- whether the characteristics of a specific loan portfolio make it conducive to securitization;

-        the relative cost of funds;

-        the level of credit risk; and

-        capital requirements.

Figure 16 summarizes Key's loan sales (including securitizations) for the first nine months of 2003 and all of 2002.

                       FIGURE 16. LOANS SOLD AND DIVESTED

                                         COMMERCIAL     COMMERCIAL     RESIDENTIAL    HOME     CONSUMER
 in millions                 COMMERCIAL  REAL ESTATE  LEASE FINANCING  REAL ESTATE   EQUITY   -INDIRECT   EDUCATION  TOTAL
--------------------------------------------------------------------------------------------------------------------------

2003
--------------
Third quarter                   $120       $  423            --           $211       $473       --       $  895    $2,122
Second quarter                    67          408            --            184        134       --           85       878
First quarter                     52          253            --            147        112       --          109       673
-------------------------------------------------------------------------------------------------------------------------
  Total                         $239       $1,084            --           $542       $719       --       $1,089    $3,673
                                ====       ======           ===           ====       ====     ====       ======    ======

2002
--------------
Fourth quarter                  $ 93       $  603            --           $ 65       $110     $177       $  100    $1,148
Third quarter                     18          352            --             25        242        3          784     1,424
Second quarter                    31          159           $18             20         24       --           70       322
First quarter                     --          319            --             --          9       --          116       444
-------------------------------------------------------------------------------------------------------------------------
  Total                         $142       $1,433           $18           $110       $385     $180       $1,070    $3,338
                                ====       ======           ===           ====       ====     ====       ======    ======
-------------------------------------------------------------------------------------------------------------------------


Figure 17 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $524 million of the $29.6 billion of loans administered or serviced at September 30, 2003.

Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as "other income") from servicing or administering the loans, and we earn interest income from any securitized assets retained and from the investment of funds generated by escrow deposits. Conning Asset Management and National Realty Funding L.C. service the commercial real estate loans shown in Figure 17; however, other financial institutions originated most of these loans.

                    FIGURE 17. LOANS ADMINISTERED OR SERVICED

                                      SEPTEMBER 30,        JUNE 30,        MARCH 31,        DECEMBER 31,     SEPTEMBER 30,
in millions                               2003               2003            2003               2002             2002
--------------------------------------------------------------------------------------------------------------------------
Education loans                          $ 4,750           $ 4,161          $ 4,381           $ 4,605           $ 4,756
Automobile loans                              --                29               40                54                69
Home equity loans                            283               334              389               456               519
Commercial real estate loans              24,379            22,428           20,508            19,508            17,002
Commercial loans                             153               142              130               123               110
--------------------------------------------------------------------------------------------------------------------------
  Total                                  $29,565           $27,094          $25,448           $24,746           $22,456
                                         =======           =======          =======           =======           =======
--------------------------------------------------------------------------------------------------------------------------


SECURITIES

At September 30, 2003, the securities portfolio totaled $8.8 billion and included $7.6 billion of securities available for sale, $106 million of investment securities and $1.1 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2002, was $9.5 billion, including $8.5 billion of securities available for sale, $120 million of investment securities and $919 million of other investments. The weighted average maturity of the total portfolio was 3.4 years at September 30, 2003, compared with 3.0 years at December 31, 2002.

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

SECURITIES AVAILABLE FOR SALE. The majority of Key's securities available for sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (sometimes called a "CMO") is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At September 30, 2003, Key had $7.1 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $8.1 billion at December 31, 2002, and $7.0 billion at September 30, 2002. Key has invested more heavily in these securities as opportunities to originate loans (Key's preferred earning asset) have been adversely affected by the weak economy. However, during the second quarter of 2003, Key reduced the level of its CMOs by approximately $750 million, primarily through sales undertaken to manage prepayment risk. The securities sold were backed by higher coupon mortgages and had very short expected average lives. Substantially all of Key's mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-maturity class bonds that are structured to have more predictable cash flows than other longer-term class bonds during periods of rising interest rates.

Figure 18 shows the composition, yields and remaining maturities of Key's securities available for sale. For more information about retained interests in securitizations and gross unrealized gains and losses by type of security, see
Note 5 ("Securities"), which begins on page 17.

                    FIGURE 18. SECURITIES AVAILABLE FOR SALE

                                                                                   OTHER
                                U.S.TREASURY,   STATES AND    COLLATERALIZED     MORTGAGE-
                                AGENCIES AND    POLITICAL        MORTGAGE         BACKED
dollars in millions             CORPORATIONS   SUBDIVISIONS   OBLIGATIONS(a)   SECURITIES(a)
--------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
Remaining maturity:
  One year or less                $ 26          $  1          $   36           $  112
  After one through five years      28             5           6,136              358
  After five through ten years       2             7             224              115
  After ten years                    3            12              86               11
--------------------------------------------------------------------------------------------
Fair value                        $ 59          $ 25          $6,482           $  596
Amortized cost                      59            24           6,545              575
Weighted average yield            2.10%         6.98%           4.25%            5.46%
Weighted average maturity          2.1 YEARS     10.6 YEARS      3.4 YEARS        2.7 YEARS
--------------------------------------------------------------------------------------------
DECEMBER 31, 2002

Fair value                        $ 23          $ 35          $7,207           $  852
Amortized cost                      22            35           7,143              815
--------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002

Fair value                        $ 21          $ 18          $6,194           $  783
Amortized cost                      20            17           6,156              748
--------------------------------------------------------------------------------------------

                                     RETAINED                                  WEIGHTED
                                   INTERESTS IN       OTHER                    AVERAGE
dollars in millions             SECURITIZATIONS(a)  SECURITIES      TOTAL      YIELD(b)
--------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
Remaining maturity:
  One year or less                     --           $  13         $   188        4.04%
  After one through five years     $  167             185(c)        6,879        4.58
  After five through ten years         --               --            348        7.57
  After ten years                      17                6            135        9.32
---------------------------------------------------------------------------------------
Fair value                         $  184             $204        $ 7,550          --
Amortized cost                        120              200          7,523        4.77%
Weighted average yield              35.67%            1.47(b)%     4.77%           --
Weighted average maturity             4.3 YEARS        3.7 YEARS    3.4 YEARS      --
---------------------------------------------------------------------------------------
DECEMBER 31, 2002

Fair value                         $  209           $  181        $ 8,507          --
Amortized cost                        166              208          8,389        5.76%
---------------------------------------------------------------------------------------
SEPTEMBER 30, 2002

Fair value                         $  217           $  176        $ 7,409          --
Amortized cost                        182              216          7,339        5.95%
---------------------------------------------------------------------------------------

(a) Maturity is based upon expected average lives rather than contractual terms.

(b) Weighted average yields are calculated based on amortized cost and exclude equity securities of $114 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c) Includes primarily marketable equity securities with no stated maturity.

INVESTMENT SECURITIES. Securities issued by states and political subdivisions account for the majority of Key's investment securities. Figure 19 shows the composition, yields and remaining maturities of these securities.

                        FIGURE 19. INVESTMENT SECURITIES

                                        STATES AND                                WEIGHTED
                                        POLITICAL        OTHER                    AVERAGE
dollars in millions                    SUBDIVISIONS    SECURITIES      TOTAL      YIELD(a)
------------------------------------------------------------------------------------------
SEPTEMBER 30, 2003
Remaining maturity:
     One year or less                   $ 24            $ 2          $ 26          9.65%
     After one through five years         56              8            64          8.61
     After five through ten years         10              5            15          6.73
     After ten years                       1             --             1         11.30
------------------------------------------------------------------------------------------
Amortized cost                          $ 91            $15          $106          8.57%
Fair value                                98             15           113            --
Weighted average maturity                2.5 YEARS      3.9 YEARS     2.7 YEARS      --
------------------------------------------------------------------------------------------
DECEMBER 31, 2002
Amortized cost                          $120             --          $120          9.43%
Fair value                               129             --           129            --
------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
Amortized cost                          $148             --          $148          9.33%
Fair value                               158             --           158            --
------------------------------------------------------------------------------------------

(a) Weighted average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

OTHER INVESTMENTS. Principal investments - investments in equity and mezzanine instruments made by Key's Principal Investing unit - are carried at fair value, which aggregated $729 million at September 30, 2003. Of this amount, $16 million represents net unrealized gains. Principal investments represent approximately 66% of other investments and include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses at September 30, 2003, was $1.4 billion, or 2.24% of loans. This compares with $1.5 billion, or 2.37% of loans, at September 30, 2002. The allowance includes $93 million that was specifically allocated for impaired loans of $286 million at September 30, 2003, compared with $200 million that was allocated for impaired loans of $414 million a year ago. For more information about impaired loans, see Note 8 ("Impaired Loans and Other Nonperforming Assets") on page 22. At September 30, 2003, the allowance for loan losses was 176.73% of nonperforming loans, representing the highest level of nonperforming loan coverage by the allowance since December 31, 2001. This compares with a ratio of 150.86% at September 30, 2002.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 ("Summary of Significant Accounting Policies") under the heading "Allowance for Loan Losses" on page 58 of Key's 2002 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at September 30, 2003, represents management's best estimate of the losses inherent in the loan portfolio at that date.

The allowance specifically allocated for Key's impaired loans decreased by $107 million, or 54%, over the past twelve months, reflecting Key's continued efforts to resolve problem credits, combined with stabilizing credit quality trends in certain portfolios.

The level of watch credits in the commercial portfolio has decreased in each of the last three quarters. Watch credits are loans with the potential for further deterioration in quality due to the debtor's current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits were commercial real estate, structured finance and media. Structured finance refers to a type of lending characterized by a high degree of leverage in the borrower's financial condition and a relatively low level of tangible loan collateral. These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key's strategy to limit the concentration of credit risk in any single portfolio.

NET LOAN CHARGE-OFFS. Net loan charge-offs for the third quarter of 2003 totaled $123 million, or .77% of average loans, representing the lowest level of net charge-offs since the first quarter of 2001. These results compare with net charge-offs of $185 million, or 1.16% of average loans, for the same period last year. The composition of Key's loan charge-offs and recoveries by type of loan is shown in Figure 20. The decrease in net charge-offs from the year-ago quarter occurred primarily in the structured finance and media segments of the commercial loan portfolio.

                  FIGURE 20.  SUMMARY OF LOAN LOSS EXPERIENCE

                                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                             --------------------     ------------------
dollars in millions                                                             2003        2002        2003       2002
------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during the period                                  $63,078      $63,486     $62,985    $63,634
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of period                             $ 1,405      $ 1,539     $ 1,452    $ 1,677
Loans charged off:
     Commercial, financial and agricultural                                       61          110         225        321

     Real estate -- commercial mortgage                                           11           11          36         59
     Real estate -- construction                                                   1            5           5         17
------------------------------------------------------------------------------------------------------------------------
        Total commercial real estate loans(a)                                     12           16          41         76
     Commercial lease financing                                                   14           18          45         56
------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                                  87          144         311        453
     Real estate -- residential mortgage                                           2            1           5          4
     Home equity                                                                  15           13          44         42
     Consumer -- direct                                                           12           11          37         38
     Consumer -- indirect lease financing                                          3            6          12         19
     Consumer -- indirect other                                                   40           36         119        124
------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                                    72           67         217        227
------------------------------------------------------------------------------------------------------------------------
                                                                                 159          211         528        680
Recoveries:
     Commercial, financial and agricultural                                       11            6          27         25

     Real estate -- commercial mortgage                                            2           --          10          3
     Real estate -- construction                                                  --            2           3          2
------------------------------------------------------------------------------------------------------------------------
        Total commercial real estate loans(a)                                      2            2          13          5
     Commercial lease financing                                                    6            2          11          6
------------------------------------------------------------------------------------------------------------------------
          Total commercial loans                                                  19           10          51         36
     Real estate -- residential mortgage                                          --           --           1          1
     Home equity                                                                   1            1           4          3
     Consumer -- direct                                                            3            2           7          6
     Consumer -- indirect lease financing                                          2            2           5          6
     Consumer -- indirect other                                                   11           11          35         34
------------------------------------------------------------------------------------------------------------------------
          Total consumer loans                                                    17           16          52         50
------------------------------------------------------------------------------------------------------------------------
                                                                                  36           26         103         86
------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                                           (123)        (185)       (425)      (594)
Provision for loan losses                                                        123          135         378        406
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                                   $ 1,405      $ 1,489     $ 1,405    $ 1,489
                                                                             =======      =======     =======    =======
------------------------------------------------------------------------------------------------------------------------

Net loan charge-offs to average loans                                            .77%        1.16%        .90%      1.25%
Allowance for loan losses to period-end loans                                   2.24         2.37        2.24       2.37
Allowance for loan losses to nonperforming loans                              176.73       150.86      176.73     150.86
------------------------------------------------------------------------------------------------------------------------

(a) See Figure 14 on page 53 and the accompanying discussion on page 52 for more information related to Key's commercial real estate portfolio.

NONPERFORMING ASSETS. Figure 21 shows the composition of Key's nonperforming assets, which have declined for four consecutive quarters. These assets totaled $862 million at September 30, 2003, and represented 1.37% of loans, other real estate owned (known as "OREO") and other nonperforming assets, compared with $993 million, or 1.59%, at December 31, 2002, and $1.0 billion, or 1.61%, at September 30, 2002.

          FIGURE 21. SUMMARY OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                             SEPTEMBER 30,       JUNE 30,        MARCH 31,       DECEMBER 31,     SEPTEMBER 30,
dollars in millions                              2003              2003            2003              2002             2002
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural           $ 345            $ 361            $ 381            $ 448            $   484

Real estate--commercial mortgage                    89              143              165              157                149
Real estate--construction                           38               22               37               50                 79
-------------------------------------------------------------------------------------------------------------------------------
     Total commercial real estate loans(a)         127              165              202              207                228
Commercial lease financing                         108               92               91               69                 88
-------------------------------------------------------------------------------------------------------------------------------
     Total commercial loans                        580              618              674              724                800
Real estate--residential mortgage                   36               38               39               36                 34
Home equity                                        151              152              154              146                124
Consumer--direct                                    12               13               13               13                  6
Consumer--indirect lease financing                   3                4                5                5                  6
Consumer--indirect other                            13               12               19               19                 17
-------------------------------------------------------------------------------------------------------------------------------
     Total consumer loans                          215              219              230              219                187
-------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                     795              837              904              943                987

OREO                                                69               60               62               48                 30
Allowance for OREO losses                           (4)              (3)              (3)              (3)                (2)
-------------------------------------------------------------------------------------------------------------------------------
     OREO, net of allowance                         65               57               59               45                 28

Other nonperforming assets                           2                3                5                5                  2
-------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                  $ 862            $ 897            $ 968            $ 993            $ 1,017
                                                 =====            =====            =====            =====            =======
-------------------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more          $ 165            $ 172            $ 207            $ 198            $   208
Accruing loans past due 30 through 89 days         710              731              721              790                787
-------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to period-end loans           1.27%            1.32%            1.44%            1.51%              1.57%
Nonperforming assets to period-end loans
  plus OREO and other nonperforming assets        1.37             1.42             1.54             1.59               1.61
-------------------------------------------------------------------------------------------------------------------------------

(a) See Figure 14 on page 53 and the accompanying discussion on page 52 for more information related to Key's commercial real estate portfolio.

The reduction in nonperforming loans during the third quarter was attributable largely to decreases in the healthcare, middle market and structured finance portfolios. At September 30, 2003, our 20 largest nonperforming loans totaled $267 million, representing 34% of total loans on nonperforming status.

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

             FIGURE 22. COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

                                                                      NONPERFORMING LOANS
                                                                    ----------------------
SEPTEMBER 30, 2003                  TOTAL            LOANS                      % OF LOANS
dollars in millions              COMMITMENTS      OUTSTANDING       AMOUNT     OUTSTANDING
------------------------------------------------------------------------------------------
Industry classification:
  Manufacturing                    $ 9,450          $ 3,381          $140          4.1%
  Services                           6,525            2,503            69          2.8
  Financial services                 5,606              977             1           .1
  Retail trade                       4,550            2,539            16           .6
  Property management                3,099            1,162             4           .3
  Wholesale trade                    2,717            1,268            17          1.3
  Public utilities                   2,024              375             2           .5
  Building contractors               1,416              662            32          4.8
  Communications                     1,266              413            13          3.1
  Insurance                          1,138              142            --           --
  Agriculture/forestry/fishing       1,052              680            18          2.6
  Transportation                       852              432            11          2.5
  Public administration                702              246            --           --
  Mining                               410              163            --           --
  Individuals                          163              113             1           .9
  Other                              2,290            2,062            21          1.0
------------------------------------------------------------------------------------------
  Total                            $43,260          $17,118          $345          2.0%
                                   =======          =======          ====
------------------------------------------------------------------------------------------


              FIGURE 23. SUMMARY OF CHANGES IN NONPERFORMING LOANS

                                                                  2003                                    2002
                                                  -------------------------------------           ---------------------
in millions                                       THIRD           SECOND          FIRST           FOURTH          THIRD
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                    $ 837           $ 904           $ 943           $ 987           $ 957
   Loans placed on nonaccrual status                240             168             237             339             281
   Charge-offs                                     (123)           (141)           (161)           (186)           (185)
   Loans sold                                       (73)            (42)            (23)            (36)            (25)
   Payments                                         (73)            (26)            (58)           (149)            (41)
   Transfers to OREO                                 (6)             (1)            (19)             --              --
   Loans returned to accrual status                  (7)            (25)            (15)            (13)             --
   Acquisition of Union Bankshares, Ltd.             --              --              --               1              --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                          $ 795           $ 837           $ 904           $ 943           $ 987
                                                  =====           =====           =====           =====           =====
-----------------------------------------------------------------------------------------------------------------------


DEPOSITS AND OTHER SOURCES OF FUNDS

"Core deposits" - domestic deposits other than certificates of deposit of $100,000 or more - are Key's primary source of funding. During the third quarter of 2003, core deposits averaged $42.2 billion, and represented 57% of the funds Key used to support earning assets, compared with $37.2 billion and 52%, respectively, during the same quarter in 2002. The composition of Key's deposits is shown in Figure 6, which spans pages 44 and 45.

The increase in the level of Key's core deposits over the past twelve months was due primarily to higher levels of NOW and money market deposit accounts as well as noninterest-bearing deposits. The growth of these deposits reflected client preferences for investments that provide high levels of liquidity in a low interest rate environment. Also contributing to the significant growth in noninterest-bearing deposits were our intensified cross-selling efforts, the introduction of new products, including free checking, and an increase in escrow deposits associated with the servicing of commercial real estate loans. A more aggressive pricing structure implemented in mid-2002 supported the growth in savings deposits. During the same period, time deposits decreased by 13% in part because, like our competitors, Key reduced the rates paid for them, as the Federal Reserve Board reduced interest rates in general.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.2 billion during the third quarter of 2003, compared with $15.5 billion during the year-ago quarter. Although large certificates of deposit have remained relatively unchanged from a year ago, deposits in the foreign branch and short-term borrowings both declined over the past twelve months. This is attributable in part to reduced funding needs resulting from core deposit growth, loan sales, slow demand for loans and our decision to scale back or discontinue certain types of lending.

Key continues to consider loan sales and securitizations as funding alternatives when market conditions are favorable. During the first nine months of 2003, Key securitized and sold $835 million of education loans, all of which occurred in the third quarter.

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

- Our 900 full-service KeyCenters in 12 states generate a sizable volume of core deposits. We monitor deposit flows and use alternative pricing structures to attract deposits when necessary. For more information about core deposits, see the previous section entitled "Deposits and other sources of funds."

- Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, and bank notes) and also can borrow from the Federal Reserve Bank to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at September 30, 2003.

The Consolidated Statements of Cash Flow on page 6 summarize Key's sources and uses of cash by type of activity for the nine-month periods ended September 30, 2003 and 2002. As shown in these statements, Key's largest cash flows relate to both investing and financing activities. Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

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

During the first nine months of 2003, affiliate banks paid KeyCorp a total of $70 million in dividends. As of September 30, 2003, the affiliate banks had an additional $260 million available to pay dividends to KeyCorp without prior regulatory approval. KeyCorp generally maintains excess funds in short-term investments.

ADDITIONAL SOURCES OF LIQUIDITY. Management has implemented several programs that enable Key and KeyCorp to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or extended from time to time as needed.

BANK NOTE PROGRAM. During the first nine months of 2003, Key's affiliate banks raised $1.5 billion under Key's bank note program. Of the notes issued during the year, $1.1 billion have original maturities in excess of one year and are included in long-term debt. The remaining notes have original maturities of one year or less and are included in short-term borrowings. Key's current bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KBNA and $1.0 billion by Key Bank USA). At September 30, 2003, $16.6 billion was available for future issuance under this program.

EURO NOTE PROGRAM. Under Key's euro note program, KeyCorp, KBNA and Key Bank USA may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $197 million of borrowings issued under this program during the first nine months of 2003. At September 30, 2003, $4.0 billion was available for future issuance.

KEYCORP MEDIUM-TERM NOTE PROGRAM AND OTHER SECURITIES. In November 2001, KeyCorp registered, under a registration statement filed with the Securities and Exchange Commission, $2.2 billion of securities. At September 30, 2003, of the amount registered, $1.0 billion had been allocated for the issuance of medium-term notes. On October 7, 2003, KeyCorp allocated the remaining amount, $1.2 billion, for the issuance of medium-term notes. At September 30, 2003, unused capacity under KeyCorp's universal shelf registration statement totaled $1.5 billion.

COMMERCIAL PAPER AND REVOLVING CREDIT. KeyCorp has a commercial paper program and a revolving credit agreement with an unaffiliated financial institution that provide funding availability of up to $500 million and $400 million, respectively. As of September 30, 2003, there were no borrowings outstanding under either the commercial paper program or the revolving credit agreement. The revolving credit agreement expired on October 2, 2003, and was not renewed.

Key also has a commercial paper program with unaffiliated Canadian financial institutions that provides funding availability of up to $1.0 billion in Canadian currency or the equivalent in U.S. currency. As of September 30, 2003, borrowings outstanding under this commercial paper program totaled $795 million in Canadian currency and $27 million in U.S. currency (equivalent to $36 million in Canadian currency).

Key's debt ratings are shown in Figure 24 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by KeyCorp or its affiliate banks that would be marketable to investors at a competitive cost.

                             FIGURE 24. DEBT RATINGS

                                                              SENIOR      SUBORDINATED
                                              SHORT-TERM     LONG-TERM      LONG-TERM        CAPITAL
SEPTEMBER 30, 2003                            BORROWINGS       DEBT           DEBT         SECURITIES
-----------------------------------------------------------------------------------------------------
KEYCORP
Standard & Poor's                                    A-2            A-            BBB+            BBB
Moody's                                              P-1            A2              A3           Baa1
Fitch                                                 F1             A              A-              A

KBNA
Standard & Poor's                                    A-1             A              A-            N/A
Moody's                                              P-1            A1              A2            N/A
Fitch                                                 F1             A              A-            N/A

KEY NOVA SCOTIA FUNDING COMPANY ("KNSF")
Dominion Bond Rating Service(a)              R-1 (middle)          N/A             N/A            N/A
-----------------------------------------------------------------------------------------------------

(a) Reflects the guarantee by KBNA of KNSF's issuance of Canadian commercial paper.

N/A = Not Applicable

CAPITAL

SHAREHOLDERS' EQUITY. Total shareholders' equity at September 30, 2003, was $7.0 billion, up $142 million from the balance at December 31, 2002. Growth in retained earnings and the issuance of common shares out of the treasury stock account in connection with employee stock purchase, 401(k), dividend reinvestment and stock option programs were the largest contributors to the increase. Other factors, including share repurchases discussed below, that contributed to the change in shareholders' equity during the first nine months of 2003 are shown in the Consolidated Statements of Changes in Shareholders' Equity presented on page 5.

SHARE REPURCHASES. In September 2003, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including 6,264,400 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. During the first nine months of 2003, Key repurchased a total of 7,500,000 of its common shares under the previous program at an average price per share of $25.43. At September 30, 2003, a remaining balance of 25,000,000 shares may be repurchased under the September 2003 authorization.

At September 30, 2003, Key had 72,622,333 treasury shares. Management may reissue those shares from time-to-time to support the employee stock purchase, 401(k), stock option, deferred compensation and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2003, Key reissued 2,822,802 treasury shares for employee benefit and dividend reinvestment plans.

CAPITAL ADEQUACY. Capital adequacy is an important indicator of financial stability and performance. Overall, Key's capital position remains strong: the ratio of total shareholders' equity to total assets was 8.26% at September 30, 2003, and 7.97% at September 30, 2002. Key's ratio of tangible equity to tangible assets was 6.94% at September 30, 2003, and exceeded management's targeted range of 6.25% to 6.75%. Management believes that Key's strong capital position provides the flexibility to take advantage of future investment opportunities and to repurchase shares when appropriate. The tangible equity to tangible assets ratio is expected to be managed downward over time to be within management's targeted range.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 ("Shareholders' Equity"), which begins on page 76 of Key's 2002 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of "risk-weighted assets," which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2003, Key's Tier 1 capital ratio was 8.21%, and its total capital ratio was 12.46%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve's risk-adjusted measure for market risk--as KeyCorp has--must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2003, Key had a leverage ratio of 8.36%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from "critically undercapitalized" to "well capitalized." Both of Key's affiliate banks qualified as "well capitalized" at September 30, 2003, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as "well capitalized" at September 30, 2003. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of Key or its affiliate banks.

Figure 25 presents the details of Key's regulatory capital position at September 30, 2003, December 31, 2002 and September 30, 2002.

             FIGURE 25. CAPITAL COMPONENTS AND RISK-WEIGHTED ASSETS

                                                     SEPTEMBER 30,    DECEMBER 31,     SEPTEMBER 30,
dollars in millions                                      2003             2002             2002
---------------------------------------------------------------------------------------------------
TIER 1 CAPITAL
Common shareholders' equity(a)                       $      6,937    $      6,738    $        6,597
Qualifying capital securities                               1,247           1,096             1,121
Less: Goodwill                                              1,154           1,142             1,105
      Other assets(b)                                          76              60                46
---------------------------------------------------------------------------------------------------
      Total Tier 1 capital                                  6,954           6,632             6,567
---------------------------------------------------------------------------------------------------
TIER 2 CAPITAL
Allowable portion of allowance for loan losses              1,083             986               977
Qualifying long-term debt                                   2,513           2,639             2,441
---------------------------------------------------------------------------------------------------
      Total Tier 2 capital                                  3,596           3,625             3,418
---------------------------------------------------------------------------------------------------
      Total risk-based capital                       $     10,550    $     10,257    $        9,985
                                                     ============    ============    ==============

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet                $     67,878    $     67,051    $       67,734
Risk-weighted off-balance sheet exposure                   18,451          16,595            12,595
Less: Goodwill                                              1,154           1,142             1,105
      Other assets(b)                                         379             251               218
Plus: Market risk-equivalent assets                           213             192               214
---------------------------------------------------------------------------------------------------
      Gross risk-weighted assets                           85,009          82,445            79,220
Less: Excess allowance for loan losses                        322             466               512
---------------------------------------------------------------------------------------------------
      Net risk-weighted assets                       $     84,687    $     81,979    $       78,708
                                                     ============    ============    ==============
AVERAGE QUARTERLY TOTAL ASSETS                       $     84,722    $     82,735    $       81,935
                                                     ============    ============    ==============
CAPITAL RATIOS
Tier 1 risk-based capital ratio                              8.21%           8.09%             8.34%
Total risk-based capital ratio                              12.46           12.51             12.69
Leverage ratio(c)                                            8.36            8.15              8.15
---------------------------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information presented in the Market Risk Management section, which begins on page 46 in the Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.1 Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003.

         15       Acknowledgment Letter of Independent Auditors.

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         July 18, 2003 - Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure and Information Furnished under Item 12 (Disclosure of Results of Operations and Financial Condition). Reporting that on July 18, 2003, the Registrant issued a press release announcing its earnings results for the three- and six-month periods ended June 30, 2003, and providing a slide presentation reviewed in the related conference call/webcast.

         September 11, 2003 - Item 9. Regulation FD Disclosure. Reporting that on September 10, 2003, the Registrant provided updated earnings guidance at the Lehman Brothers Financial Services Conference and providing a slide presentation reviewed at the conference.

         No other reports on Form 8-K were filed during the three-month period ended September 30, 2003.

INFORMATION AVAILABLE ON WEBSITE

KeyCorp makes available free of charge on its website, www.Key.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

                                                 KEYCORP
                                           ------------------------------------
                                                 (Registrant)

Date:  November 12, 2003                   /s/ Lee Irving
                                           ------------------------------------
                                           By:   Lee Irving
                                                 Executive Vice President
                                                 and Chief Accounting Officer