Form 10-K
period 2003-12-31
KEYCORP /NEW/
filed 2004-03-12
CIK 91576

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
For the Transition Period From                     To

Commission file number 0-850

(Exact name of Registrant as specified in its charter)

Ohio	34-6542451

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 Public Square, Cleveland, Ohio	44114-1306

(Address of principal executive offices)	(Zip Code)

(216) 689-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Shares, $1 par value Rights to Purchase Common Shares	Securities registered pursuant to Section 12(g) of the Act: None

(Title of each class)	(Title of class)

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

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $10,580,738,373 at June 30, 2003. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 30, 2003.)

414,218,600 Shares

(Number of KeyCorp Common Shares outstanding as of February 27, 2004)

Certain specifically designated portions of KeyCorp’s 2003 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KeyCorp

2003 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Item			Page
Number			Number

		PART I

1		Business	1

2		Properties	8

3		Legal Proceedings	8

4		Submission of Matters to a Vote of Security Holders	8
		PART II

5		Market for Registrant’s Common Equity and Related Stockholder Matters	9

6		Selected Financial Data	9

7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

7	A	Quantitative and Qualitative Disclosures about Market Risk	9

8		Financial Statements and Supplementary Data	9

9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9

9	A	Controls and Procedures	9
		PART III

10		Directors and Executive Officers of the Registrant	10

11		Executive Compensation	11

12		Security Ownership of Certain Beneficial Owners and Management	11

13		Certain Relationships and Related Transactions	11

14		Principal Accounting Fees and Services	11
		PART IV

15		Exhibits, Financial Statement Schedules, and Reports on Form 8-K	11

		Signatures	16

PART I

ITEM 1.	BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the state of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). At December 31, 2003, KeyCorp was one of the nation’s largest bank-based financial services companies with consolidated total assets of $84.5 billion. Its subsidiaries provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through three major business groups: Consumer Banking, Corporate and Investment Banking and Investment Management Services. As of December 31, 2003, these services were provided across much of the country through subsidiaries operating 906 full-service retail banking branches (“KeyCenters”), a telephone banking call center services group and 2,167 ATMs in 17 states. Additional information pertaining to the three business groups is included in the “Line of Business Results” section beginning on page 13 and in Note 4 (“Line of Business Results”), beginning on page 58 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 20,034 full-time equivalent employees during 2003.

In addition to the customary banking services of accepting deposits and making loans, KeyCorp’s bank and trust company subsidiaries provide specialized services, including personal and corporate trust services, personal financial services, customer access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary banks, trust company and registered investment adviser subsidiaries, KeyCorp provides investment management services to individual and institutional clients, including large corporate and public retirement plans, foundations and endowments, high net worth individuals and Taft-Hartley plans (i.e., multiemployer trust funds established for providing pension, vacation or other benefits to employees).

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

KeyCorp is a legal entity separate and distinct from its banking and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of KeyCorp’s banking and other subsidiaries is subject to the prior claims of the respective creditors of such banking and other subsidiaries, except to the extent that KeyCorp’s claims in its capacity as creditor of such banking and other subsidiaries may be recognized.

The following financial data is included in the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

Acquisitions and Divestitures

The information presented in Note 3 (“Acquisitions and Divestiture”) on page 57 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Competition

The market for banking and related financial services is highly competitive. KeyCorp and its subsidiaries (“Key”) compete with other providers of financial services, such as bank holding companies, commercial banks, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national institutions which offer financial services. Key competes by offering quality products and innovative services at competitive prices.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry and placed added competitive pressure on Key’s core banking products and services. In addition, competition has intensified as a consequence of the financial modernization laws that were enacted in November 1999 and permit qualifying financial institutions to expand into other activities. For example, commercial banks are now permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See “Financial Modernization Legislation” on page 7.

Supervision and Regulation

The following discussion addresses certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information regarding Key. The regulatory framework is intended primarily to protect customers and depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and generally is not intended to protect security holders.

Set forth below is a brief discussion of selected laws, regulations and regulatory agency policies applicable to Key. This discussion is not intended to be comprehensive and is qualified in its entirety by reference to the full text of the statutes, regulations and regulatory agency policies to which the discussion refers. Changes in applicable laws, regulations and regulatory agency policies cannot necessarily be predicted by management, yet such changes may have a material effect on Key’s business, financial condition or results of operations.

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities. KeyCorp’s bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates two full-service, FDIC-insured national bank subsidiaries, KeyBank National Association (“KBNA”) and Key Bank USA, National Association (“Key Bank USA”), and one national bank subsidiary whose activities are limited to those of a fiduciary. All of KeyCorp’s national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Because the deposits in KBNA and Key Bank USA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over both banking subsidiaries.

KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. For example, KeyCorp’s brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission (the “SEC”), the National Association of Securities Dealers, Inc. or the New York Stock Exchange and state securities regulators, and KeyCorp’s insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

Dividend Restrictions

The principal source of cash flow to KeyCorp, including cash flow to pay dividends on its common shares and interest on its indebtedness, is dividends from its subsidiaries. Various statutory and regulatory provisions limit the amount of dividends that may be paid by KeyCorp’s bank subsidiaries without regulatory approval. The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of: (i) the bank’s net income for the current year plus (ii) the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits. All of KeyCorp’s national bank subsidiaries are subject to these restrictions.

If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the “FDIA”), an insured depository institution may not pay any dividend if payment would cause it to become less than “adequately capitalized,” nor may such an institution pay any dividend while it is in default in the payment of any assessment due to the FDIC. See “Regulatory Capital Standards and Related Matters – Prompt Corrective Action.” Also, the Federal Reserve Board, the OCC and the FDIC have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Holding Company Structure

Transactions Involving Bank Subsidiaries. KeyCorp’s national bank subsidiaries (and their operating subsidiaries) are subject to Federal Reserve Act provisions, which impose qualitative standards and quantitative limitations upon certain transactions with or involving KeyCorp (and its nonbank subsidiaries which are not operating subsidiaries of KeyCorp’s national banks). Transactions covered by these provisions, which include loans and other extensions of credit as well as purchases and sales of assets, must be on arm’s length terms, cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For example, the aggregate of all such outstanding covered transactions by KBNA and Key Bank USA, including their operating subsidiaries, with or involving KeyCorp and its nonbank subsidiaries that are not operating subsidiaries of KBNA and Key Bank USA was limited at December 31, 2003, to approximately $1.9 billion. As a result, these provisions materially restrict the ability of KeyCorp’s national bank subsidiaries and their operating subsidiaries to fund KeyCorp and its nonbank subsidiaries that are not operating subsidiaries of KeyCorp’s national banks.

Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required by the Federal Reserve Board at times when KeyCorp may not have the resources to provide it, or, for other reasons, would not otherwise be inclined to provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit. If an insured depository institution fails, insured and uninsured depositors along with the FDIC will be placed ahead of unsecured, nondeposit creditors, including a parent holding company, in order of priority of payment.

Liability of Commonly Controlled Institutions. Under the FDIA, an insured depository institution which is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution which is in danger of default. The term “default” is defined generally to mean the appointment of a conservator or receiver and the term “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.

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

Bank holding companies, such as KeyCorp, whose trading activities exceed specified levels also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 2003, Key’s Tier 1 and total capital to risk-weighted assets ratios were 8.35% and 12.57%, respectively, which include required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its bank subsidiaries has been advised by its primary federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2003, Key’s Tier 1 capital leverage ratio was 8.55%.

KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2003, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. Additional information regarding regulatory capital levels is included in the “Capital” section beginning on page 30 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders.

Recourse Obligations, Direct Credit Substitutes, and Residual Interests. Specialized regulatory capital treatment is prescribed for on-balance sheet assets and off-balance sheet exposures consisting of recourse obligations, direct credit substitutes, and residual interests that expose banking organizations primarily to credit risk. This treatment includes a concentration limit consisting of a Tier 1 capital charge and a dollar-for-dollar capital charge for certain types of residual interests and the use of credit rating and certain alternative approaches to match regulatory capital requirements more closely to a banking organization’s relative risk of loss for certain positions in asset securitizations.

Equity Investments in Nonfinancial Companies. Specialized regulatory capital treatment is prescribed for certain equity investments made by banking organizations in companies engaged in nonfinancial activities. This treatment imposes marginal capital charges (applied by making deductions from Tier 1 capital) that increase as the banking organization’s aggregate carrying amount of its covered equity investments increase in relation to its Tier 1 capital. Such capital charges range from 8% to 25% as such aggregate carrying amount increases from 15% to 25% of the banking organization’s Tier 1 capital.

Subprime Lending. The federal banking agencies have heightened their supervisory expectations with respect to required levels of capital for institutions with subprime lending programs. For these purposes, a subprime lending program is one that targets borrowers with weakened credit histories or questionable repayment capacity. In addition to regulatory capital, the supervisory guidance regarding subprime lending addresses supervisory expectations with respect to risk management, the allowance for loan and lease losses, portfolio and transaction level examination review, analysis, and classification, cure program documentation, and predatory or abusive lending practices.

While this guidance principally applies to institutions with subprime lending programs having an aggregate credit exposure of at least 25% of Tier 1 capital, federal banking examiners may apply it to other subprime portfolios, such as those that are experiencing rapid growth or adverse performance trends, those that are administered by inexperienced management, and those that possess inadequate or weak controls. For an institution having subprime lending portfolio exposure aggregating 25% or more of the institution’s Tier 1 capital, the supervisory guidance indicates examiners will likely expect, as a minimum, that the institution would hold capital against such portfolio in an amount that is 1.5 to 3.0 times greater than what is appropriate for non-subprime assets of a similar type.

The federal banking agencies have indicated, however, that the guidance is neither intended nor considered by the agencies to be a capital regulation and does not represent a change in policy by the agencies. Moreover, the agencies have also indicated that examiners would not unilaterally require additional reserves or capital based upon the guidance, and that any determination made by an examiner that an institution’s reserves or capital is deficient would be discussed with the institution’s management and each agency’s appropriate supervisory office before a final decision is made. Neither the Federal Reserve Board nor the OCC has advised Key of any such deficiency.

New Basel Accord. The current minimum risk-based capital requirements adopted by the federal banking agencies are based on an international accord for capital measurement that was developed by the Basel Committee on Banking Supervision having member central bank and bank supervision authority representation from Belgium, Canada, France, Germany, Italy, Japan, Luxembourg, the Netherlands, Spain, Sweden, Switzerland, the United Kingdom, and the United States. In April 2003, the Basel Committee released for public consultation a new capital framework document proposing revisions to the current Basel capital accord. The new Basel capital accord would adopt a three-pillar framework for addressing capital adequacy-minimum capital requirements, supervisory review, and market discipline. The minimum capital requirement pillar includes capital charges for credit, operational, and market risk exposures of a banking organization. The supervisory review pillar addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk, rather than only with respect to its minimum capital requirement, as well as the need for a banking organization supervisory authority to review and respond to the banking organization’s capital adequacy assessment. The market discipline pillar imposes public disclosure requirements on a banking organization that are intended to allow market participants to assess key information about the organization’s risk profile and its associated level of capital. The Basel Committee expects to finalize its new capital accord in 2004, with a year-end 2006 target implementation date. The federal banking agencies have indicated that that they do not expect that the implementation of the new Basel accord will result in any significant decrease in aggregate capital requirements for the U.S. banking system. The agencies also have indicated that individual banking organizations may face increases or decreases in their minimum risk-based capital requirements because the new Basel accord is more risk-sensitive than the current Basel accord and the agencies’ existing risk-based capital regulations.

Prompt Corrective Action. The “prompt corrective action” provisions of the FDIA added by the FDIC Improvement Act of 1991(“FDICIA”) create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, FDIC deposit insurance limits on pass-through deposits, limits on exposure to interbank liabilities, risk-based FDIC deposit insurance premium assessments, and expedited action upon regulatory applications.

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 2003, each KeyCorp insured depository institution subsidiary met the requirements for the “well capitalized” capital category. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its bank subsidiaries, and should be considered in conjunction with other available information regarding Key’s financial condition and results of operations.

FDIC Deposit Insurance

Because substantially all of the deposits of KeyCorp’s depository institution subsidiaries are insured up to applicable limits by the FDIC, these subsidiaries are subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 2003 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution’s capitalization and federal supervisory evaluation. Each of KeyCorp’s depository institution subsidiaries in 2003 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key’s results of operations.

Enactment into law of pending proposed legislation seeking, among other things, to increase federal deposit insurance coverage limits, impose minimum mandatory deposit insurance premiums, and replace the current fixed 1.25% designated reserve ratio with one determined by the FDIC within a range of 1.15% to 1.40%, would be expected to adversely affect the results of operations of all insured depository institutions, including KBNA and Key Bank USA.

Financial Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) authorized new activities for qualifying financial institutions. The GLBA repealed significant provisions of the Glass–Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments provided certain conditions are met. The GLBA modified the BHCA to permit bank holding companies that meet certain specified standards (known as “financial holding companies”) to engage in a broader range of financial activities than previously permitted under the BHCA, and allowed subsidiaries of commercial banks that meet certain specified standards (known as “financial subsidiaries”) to engage in a wide range of financial activities that are prohibited to such banks themselves under certain circumstances. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in real estate leasing activities and insurance agency activities without geographic restriction.

GLBA also established new requirements for financial institutions to provide new privacy protections to consumers. The federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. It requires a financial institution to provide notice to customers about its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provides an “opt-out” method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001.

GLBA repealed the blanket exception for banks and savings associations from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 (the “Exchange Act”), and replaced this full exception with functional exceptions. Under the statute, institutions that engage in securities activities either must conduct those activities through a registered broker-dealer or conform their securities activities to those which qualify for functional exceptions. While the requirements relating to dealer registration became effective in September 2003, the SEC has delayed the effective date of the requirements relating to broker registration until November 2004 at the earliest.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and the federal regulations issued pursuant to it substantially broaden previously existing anti-money laundering law and regulation, increase compliance, due diligence and reporting obligations for financial institutions, and create new crimes and penalties. Key believes its compliance policies, procedures, and controls satisfy the material requirements of the USA PATRIOT Act and the regulations implementing it that are applicable to Key.

ITEM 2.	PROPERTIES

The headquarters of KeyCorp, KBNA and Key Bank USA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2003, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, the bank subsidiaries of KeyCorp owned 512 of their branch banking offices and leased 394 offices. The lease terms for applicable branch banking offices are not individually material, with terms ranging from month-to-month to 99-years from inception.

ITEM 3.	LEGAL PROCEEDINGS

The information presented in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”), beginning on page 77 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders are incorporated herein by reference:

Page

Discussion of common shares and shareholder information presented in the “Capital” section	30

Presentation of quarterly market price and cash dividends per common share	44

Discussion of dividend restrictions presented in the “Liquidity risk management” section and in Note 5 (“Restrictions on Cash, Dividends and Lending Activities”)	40, 61

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 12 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented on pages 8 through 44 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Market risk management” presented on pages 33 through 37 of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 44 and on pages 46 through 84, respectively, of the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As a bank holding company, KeyCorp is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 (“FDICIA”). FDICIA requires our Chief Executive Officer and Chief Financial Officer to annually assess the effectiveness of our internal controls over financial reporting, including those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. In addition, under FDICIA our independent auditors have annually examined and attested to, without qualification, management’s assertions regarding the effectiveness of our internal controls. Accordingly, we have had an established process of maintaining and evaluating our internal controls over financial reporting.

In connection with recent legislation and regulations, our management has also focused its attention on our “disclosure controls and procedures” which, as defined by the SEC, are generally those controls and procedures designed to ensure that financial and nonfinancial information required to be disclosed in KeyCorp’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of these SEC requirements, we have engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we have implemented enhancements, which included establishing a disclosure committee and generally formalizing and documenting disclosure controls and procedures that we already had in place.

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

In conjunction with its normal on-going risk management and risk review process, and consistent with the requirements of recently adopted SEC regulations, management has undertaken a further comprehensive evaluation of its internal control over financial reporting that may result in additional future refinements to our existing framework.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 and is incorporated herein by reference. The information set forth in the sections captioned “AUDIT COMMITTEE INDEPENDENCE” and “AUDIT COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 are not incorporated by reference in this report on Form 10-K. KeyCorp expects to file its final proxy statement on or before March 30, 2004.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Edward P. Campbell, Lauralee E. Martin, Eduardo R. Menascé, Steven A. Minter, Bill R. Sanford and Peter G. Ten Eyck, II are members of the Audit Committee. The Board of Directors has determined that each of Messrs. Campbell, Menascé and Sanford and Ms. Martin qualifies as an “audit committee financial expert,” as defined in Item 401(h)(2) of Regulation S-K and that each member of the Audit Committee is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

KeyCorp has adopted a code of ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any persons performing similar functions. The Code of Ethics is located on KeyCorp’s website (www.key.com). Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer will be promptly disclosed on its website as required by laws, rules and regulations of the SEC. Shareholders may obtain a copy of the Code of Ethics free of charge by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections captioned “THE BOARD OF DIRECTORS AND ITS COMMITTEES,” “COMPENSATION OF EXECUTIVE OFFICERS” and “EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 and is incorporated herein by reference. The information set forth in the sections captioned “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “KEYCORP STOCK PRICE PERFORMANCE” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 is not incorporated by reference in this report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section captioned “Issue One — ELECTION OF DIRECTORS” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES” and “ALL OTHER FEES” contained in KeyCorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 13, 2004 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2003 Annual Report to Shareholders:

(a)(2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a)(3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 23, 2002, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
4.1	Restated Rights Agreement, dated as of May 15, 1997, between KeyCorp and KeyBank National Association, as Rights Agent, filed on June 19, 1997, as Exhibit 1 to Form 8-A, and incorporated herein by reference.
10.1	Form of Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective January 17, 2002, filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
10.2	Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
10.3	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.4	Form of Award of Restricted Stock (2002-2003), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
10.5	Form of Award of Restricted Stock (2002-2004), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
10.6	Form of Award of Restricted Stock (2003-2005), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.7	Award of Restricted Stock to Henry L. Meyer III (2002-2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
10.8	Award of Restricted Stock to Henry L. Meyer III (2002-2004), filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
10.9	Award of Phantom Stock to Henry L. Meyer III (2003-2005), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.10	Amended and Restated Employment Agreement between KeyCorp and Henry L. Meyer III, dated July 18, 2002, filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
10.11	Letter Agreement between KeyCorp and Thomas W. Bunn, dated February 11, 2002, filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.12	KeyCorp Annual Incentive Plan as amended and restated on January 17, 2001, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.13	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.14	Society Corporation 1988 Stock Option Plan, amended as of September 19, 1996, filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.15	KeyCorp 1988 Stock Option Plan, amended and restated as of September 19, 1996, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

10.16	McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.17	McDonald & Company Investments, Inc. 1995 Key Employees Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.18	KeyCorp Directors’ Stock Option Plan (November 17, 1994 Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.19	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.20	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.21	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement) filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
10.22	KeyCorp Directors’ Deferred Share Plan.
10.23	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.24	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.25	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.26	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.27	KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.28	First Amendment to KeyCorp Deferred Compensation Plan filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.29	Second Amendment to KeyCorp Deferred Compensation Plan filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.30	Third Amendment to KeyCorp Deferred Compensation Plan, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.31	KeyCorp Automatic Deferral Plan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.32	First Amendment to KeyCorp Automatic Deferral Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.33	Second Amendment to KeyCorp Automatic Deferral Plan.
10.34	McDonald Financial Group Deferral Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.35	KeyCorp Signing Bonus Plan (effective January 1, 1999), filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.36	First Amendment to KeyCorp Signing Bonus plan (effective January 1, 2001), filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.37	Key Asset Management Long Term Incentive Plan, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.38	KeyCorp Commissioned Deferred Compensation Plan as amended and restated as of January 1, 2002, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.39	KeyCorp Excess 401(k) Savings Plan, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.40	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
10.41	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
10.42	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.43	KeyCorp Supplemental Retirement Plan, amended, restated and effective January 1, 2002, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.44	First Amendment to KeyCorp Supplemental Retirement Plan, effective January 1, 2003, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.45	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.46	First Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995.
10.47	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996.
10.48	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.49	KeyCorp Executive Supplemental Pension Plan, amended, restated and effective August 1, 1996, filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.50	First Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 1997, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
10.51	Third Amendment to KeyCorp Executive Supplemental Pension Plan, filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.52	Fourth Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 2003, filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.53	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.54	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995.
10.55	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996.

10.56	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1999, filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.57	KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.58	KeyCorp Deferred Equity Allocation Plan.
12	Statement regarding Computation of Ratios.
13	KeyCorp 2003 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.58 constitute management contracts or compensatory plans or arrangements.

*	Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

(b) Reports on Form 8-K

October 16, 2003 – Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. Reporting that on October 16, 2003, KeyCorp issued a press release announcing its earnings results for the three- and nine-month periods ended September 30, 2003, and providing a slide presentation reviewed in the related conference call/webcast.

No other reports on Form 8-K were filed during the fourth quarter of 2003.

Information Available on Website

KeyCorp makes available free of charge on its website, www.key.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. In addition, KeyCorp makes available on its website its corporate governance guidelines and the charters of its committees, and shareholders may obtain a copy of any of these corporate governance documents free of charge by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ THOMAS C. STEVENS

Thomas C. Stevens
Vice Chairman and Chief Administrative Officer
March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

* Henry L. Meyer III	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director
* Jeffrey B. Weeden	Chief Financial Officer (Principal Financial Officer)
* Lee G. Irving	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
* Cecil D. Andrus	Director
* William G. Bares	Director
* Edward P. Campbell	Director
* Dr. Carol A. Cartwright	Director
* Alexander M. Cutler	Director
* Henry S. Hemingway	Director
* Charles R. Hogan	Director
* Lauralee E. Martin	Director
* Douglas J. McGregor	Director
* Eduardo R. Menascé	Director
* Steven A. Minter	Director
* Bill R. Sanford	Director
* Thomas C. Stevens	Director
* Dennis W. Sullivan	Director
* Peter G. Ten Eyck, II	Director

/s/ Paul N. Harris

*	By Paul N. Harris, attorney-in-fact

March 12, 2004