Form 10-Q
period 2004-03-31
KEYCORP /NEW/
filed 2004-05-07
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [✓]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [✓]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	410,335,022 Shares

(Title of class)	(Outstanding at April 30, 2004)

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
dollars in millions	2004	2003	2003
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,113	$2,712	$3,074
Short-term investments	2,042	1,604	2,837
Securities available for sale	7,463	7,638	8,455
Investment securities (fair value: $99, $104 and $140)	94	98	132
Other investments	1,157	1,092	970
Loans, net of unearned income of $2,051, $1,958 and $1,813	62,513	62,711	62,719
Less: Allowance for loan losses	1,306	1,406	1,421

Net loans	61,207	61,305	61,298
Premises and equipment	604	606	623
Goodwill	1,150	1,150	1,142
Other intangible assets	34	37	34
Corporate-owned life insurance	2,528	2,512	2,442
Accrued income and other assets	6,056	5,733	5,483

Total assets	$84,448	$84,487	$86,490

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$19,120	$18,947	$17,356
Savings deposits	2,067	2,083	2,095
Certificates of deposit ($100,000 or more)	4,850	4,891	4,667
Other time deposits	10,834	11,008	11,620

Total interest-bearing	36,871	36,929	35,738
Noninterest-bearing	10,826	11,175	10,811
Deposits in foreign office — interest-bearing	2,234	2,754	3,906

Total deposits	49,931	50,858	50,455
Federal funds purchased and securities sold under repurchase agreements	3,584	2,667	3,721
Bank notes and other short-term borrowings	2,588	2,947	2,551
Accrued expense and other liabilities	6,013	5,752	5,346
Long-term debt	15,333	15,294	16,269
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of KeyCorp (See Note 9)	—	—	1,250

Total liabilities	77,449	77,518	79,592
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,459	1,448	1,449
Retained earnings	6,960	6,838	6,536
Treasury stock, at cost (79,735,678, 75,394,536 and 69,108,570 shares)	(1,966)	(1,801)	(1,621)
Accumulated other comprehensive income (loss)	54	(8)	42

Total shareholders’ equity	6,999	6,969	6,898

Total liabilities and shareholders’ equity	$84,448	$84,487	$86,490

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2004	2003
INTEREST INCOME
Loans	$833	$904
Tax-exempt investment securities	1	2
Securities available for sale	88	101
Short-term investments	9	8
Other investments	8	6

Total interest income	939	1,021
INTEREST EXPENSE
Deposits	161	188
Federal funds purchased and securities sold under repurchase agreements	10	14
Bank notes and other short-term borrowings	12	18
Long-term debt, including capital securities	95	120

Total interest expense	278	340

NET INTEREST INCOME	661	681
Provision for loan losses	81	130

Net interest income after provision for loan losses	580	551
NONINTEREST INCOME
Trust and investment services income	146	132
Service charges on deposit accounts	84	92
Investment banking and capital markets income	41	34
Letter of credit and loan fees	37	31
Corporate-owned life insurance income	27	27
Net gains from loan securitizations and sales	25	15
Electronic banking fees	18	19
Net securities gains	—	4
Other income	53	43

Total noninterest income	431	397
NONINTEREST EXPENSE
Personnel	373	363
Net occupancy	58	59
Computer processing	44	44
Equipment	31	32
Marketing	23	25
Professional fees	25	25
Other expense	105	109

Total noninterest expense	659	657

INCOME BEFORE INCOME TAXES	352	291
Income taxes	102	74

NET INCOME	$250	$217

Per common share:
Net income	$.60	$.51
Net income — assuming dilution	.59	.51
Weighted-average common shares outstanding (000)	416,680	425,275
Weighted-average common shares and potential common shares outstanding (000)	421,572	428,090

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income
BALANCE AT DECEMBER 31, 2002	423,944	$492	$1,449	$6,448	$(1,593)	$39
Net income				217			$217
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($15) [a]						(26)	(26)
Net unrealized gains on derivative financial instruments, net of income taxes of $7						13	13
Foreign currency translation adjustments						16	16

Total comprehensive income							$220

Deferred compensation			1
Cash dividends declared on common shares ($.305 per share)				(129)
Issuance of common shares under employee benefit and dividend reinvestment plans	836		(1)		20
Repurchase of common shares	(2,000)				(48)

BALANCE AT MARCH 31, 2003	422,780	$492	$1,449	$6,536	$(1,621)	$42

BALANCE AT DECEMBER 31, 2003	416,494	$492	$1,448	$6,838	$(1,801)	$(8)
Net income				250			$250
Other comprehensive income (losses):
Net unrealized gains on securities available for sale, net of income taxes of $35 [a]						61	61
Net unrealized gains on derivative financial instruments, net of income taxes of $1						2	2
Foreign currency translation adjustments						(1)	(1)

Total comprehensive income							$312

Deferred compensation			3
Cash dividends declared on common shares ($.31 per share)				(128)
Issuance of common shares under employee benefit and dividend reinvestment plans	3,659		8		88
Repurchase of common shares	(8,000)				(253)

BALANCE AT MARCH 31, 2004	412,153	$492	$1,459	$6,960	$(1,966)	$54

(a) Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flow (Unaudited)

	Three months ended March 31,
in millions	2004	2003
OPERATING ACTIVITIES
Net income	$250	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	81	130
Depreciation expense and software amortization	47	50
Net securities gains	—	(4)
Net (gains) losses from principal investing	(10)	3
Net gains from loan securitizations and sales	(25)	(15)
Deferred income taxes	2	74
Net increase in mortgage loans held for sale	(125)	(19)
Net increase in trading account assets	(151)	(158)
Other operating activities, net	(36)	(174)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33	104
INVESTING ACTIVITIES
Net increase in other short-term investments	(287)	(1,047)
Purchases of securities available for sale	(195)	(2,457)
Proceeds from sales of securities available for sale	15	1,631
Proceeds from prepayments and maturities of securities available for sale	452	813
Purchases of investment securities	—	(18)
Proceeds from prepayments and maturities of investment securities	4	7
Purchases of other investments	(117)	(90)
Proceeds from sales of other investments	20	33
Proceeds from prepayments and maturities of other investments	32	26
Net increase in loans, excluding acquisitions, sales and divestitures	(966)	(533)
Purchases of loans	(33)	(419)
Proceeds from loan securitizations and sales	1,194	493
Purchases of premises and equipment	(27)	(10)
Proceeds from sales of premises and equipment	4	1
Proceeds from sales of other real estate owned	15	11

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	111	(1,559)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(931)	1,110
Net increase (decrease) in short-term borrowings	558	(413)
Net proceeds from issuance of long-term debt, including capital securities	654	1,871
Payments on long-term debt, including capital securities	(710)	(1,234)
Purchases of treasury shares	(253)	(48)
Net proceeds from issuance of common stock	67	8
Cash dividends paid	(128)	(129)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(743)	1,165

NET DECREASE IN CASH AND DUE FROM BANKS	(599)	(290)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,712	3,364

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,113	$3,074

Additional disclosures relative to cash flow:
Interest paid	$295	$325
Income taxes paid	23	5
Noncash items:
Net transfer of loans to other real estate owned	$31	$28

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

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in January 2003. This accounting guidance significantly changed how companies determine whether they must consolidate an entity depending on whether the entity is a voting rights entity or a variable interest entity (“VIE”). Interpretation No. 46 was effective immediately for entities created after January 31, 2003. As permitted, Key elected to adopt Interpretation No. 46 effective July 1, 2003, for entities created before February 1, 2003.

In December 2003, the FASB issued modifications to Interpretation No. 46 (Revised Interpretation No. 46) to provide additional scope exceptions, address certain implementation issues and promote a more consistent application. Revised Interpretation No. 46 supersedes Interpretation No. 46 and was adopted by Key in the first quarter of 2004. Note 7 (“Variable Interest Entities”), which begins on page 17, provides further information on Revised Interpretation No. 46.

Key consolidates a voting rights entity if Key has a controlling financial interest in the entity. In accordance with Revised Interpretation No. 46, VIEs are consolidated if Key is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments and other instruments.

Unconsolidated investments in voting rights entities or VIEs in which Key has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not a controlling interest) are accounted for using the equity method. Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% are generally carried at cost. Investments held by KeyCorp’s broker/dealer and investment company subsidiaries (primarily principal investments) are carried at estimated fair value.

Prior to the adoption of Revised Interpretation No. 46, KeyCorp generally determined whether consolidation of an entity was appropriate based on the nature and amount of equity contributed by third parties, the decision-making power granted to those parties and the extent of third-party control over the entity’s operating and financial policies. Entities controlled, generally through majority ownership, were consolidated and considered subsidiaries.

Qualifying special purpose entities, including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. Additional information on SFAS No. 140 is included in Note 1 (“Summary of Significant Accounting Policies”) of Key’s 2003 Annual Report to Shareholders under the heading “Loan Securitizations” on page 52.

Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key’s 2003 Annual Report to Shareholders.

Stock-Based Compensation

Through December 31, 2002, Key accounted for stock options issued to employees using the intrinsic value method outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the grant date. Key’s employee stock options generally have fixed terms and exercise prices that are equal to or greater than the fair value of Key’s common shares at the grant date. As a result, Key generally had not recognized compensation expense related to stock options.

Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123, “Accounting for Stock-Based Compensation.” Management applied this change prospectively to all awards in accordance with the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”

SFAS No. 123 requires companies like Key that have used the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The estimated weighted-average fair value of options granted by Key during the three-month periods ended March 31, 2004 and 2003, was $6.51 and $4.28, respectively.

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The level of accuracy achieved in deriving the estimated fair value of options is directly related to the accuracy of the underlying assumptions. The assumptions pertaining to options issued during the three-month periods ended March 31, 2004 and 2003, are shown in the following table.

	Three months ended March 31,
	2004	2003
Average option life	6.0 years	6.0 years
Future dividend yield	3.97%	5.10%
Share price volatility	.292	.293
Weighted-average risk-free interest rate	3.3%	3.3%

The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (primarily stock options, restricted stock, discounted stock purchase plans and certain deferred compensation related awards) for the three-month periods ended March 31, 2004 and 2003, is shown in the following table and would, if recorded, have been included in “personnel expense” on the income statement. As shown in the table, the pro forma effect is calculated as the difference between compensation expense included in each period’s reported net income in accordance with the prospective application transition provisions of SFAS No. 123 and compensation expense that would have been recorded had all existing forms of stock-based compensation been accounted for under the fair value method of accounting. The information presented may not be indicative of the effect in future periods.

	Three months ended March 31,
in millions, except per share amounts	2004	2003
Net income, as reported	$250	$217
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	2
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	6	5

Net income — pro forma	$249	$214

Per common share:
Net income	$.60	$.51
Net income — pro forma	.60	.50
Net income assuming dilution	.59	.51
Net income assuming dilution — pro forma	.59	.50

Accounting Pronouncement Adopted in 2004

Consolidation of variable interest entities. In December 2003, the FASB issued modifications to Interpretation No. 46 (Revised Interpretation No. 46) to provide additional scope exceptions, address certain implementation issues and promote a more consistent application. Revised Interpretation No. 46 supersedes Interpretation No. 46 and was adopted by Key in the first quarter of 2004. See Note 7 for additional information on Key’s adoption of Revised Interpretation No. 46 and involvement with VIEs. The adoption of Revised Interpretation No. 46 did not have any material effect on Key’s financial condition or results of operations.

Accounting Pronouncement Pending Adoption

Accounting for certain loans or debt securities acquired in a transfer. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position that addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (structured as loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. As required by this pronouncement, Key will adopt this guidance for loans acquired after December 31, 2004. Adoption of this guidance is not expected to have any material effect on Key’s financial condition or results of operations.

2. Earnings Per Common Share

Key calculates its basic and diluted earnings per common share as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2004	2003
NET INCOME	$250	$217

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	416,680	425,275
Effect of dilutive common stock options (000)	4,892	2,815

Weighted-average common shares and potential common shares outstanding (000)	421,572	428,090

EARNINGS PER COMMON SHARE
Net income per common share	$.60	$.51
Net income per common share — assuming dilution	.59	.51

3. Acquisition of NewBridge Partners LLC

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

Consumer Finance includes Indirect Lending and National Home Equity.

Indirect Lending offers automobile and marine loans to consumers through dealers and finances inventory for automobile and marine dealers. This business unit also provides federal and private education loans to students and their parents and processes payments on loans from private schools to parents.

National Home Equity provides both prime and nonprime mortgage and home equity loan products to individuals. These products originate outside of Key’s retail branch system. This business unit also works with mortgage brokers and home improvement contractors to provide home equity and home improvement solutions.

Corporate and Investment Banking

Corporate Banking provides an array of products and services to large corporations, middle-market companies, financial institutions and government organizations. These products and services include financing, treasury management, investment banking, derivatives and foreign exchange, equity and debt trading, and syndicated finance.

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

Investment Management Services

Investment Management Services includes Victory Capital Management and McDonald Financial Group.

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

Other Segments

Other segments consist primarily of Treasury and principal investing.

Reconciling Items

Total assets included under “Reconciling Items” represent primarily the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also include certain items that are not allocated to the business segments because they are not reflective of their normal operations.

The table that spans pages 12 and 13 shows selected financial data for each major business group for the three-month periods ended March 31, 2004 and 2003. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for “management accounting"—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. As such:

w	Net interest income is determined by assigning a standard cost for funds used to assets or a standard credit for funds provided to liabilities based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

w	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions of the extent to which each line actually uses the services.

w	Key’s consolidated provision for loan losses is allocated among the lines of business based primarily on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 51 of Key’s 2003 Annual Report to Shareholders.

w	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

w	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.

Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organization structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first three months of 2004:

w	Key implemented a process of revenue sharing whereby revenues are split between the line of business servicing the client and the line that made the business referral based on the type of transaction involved.

w	Key began to charge the net effect of funds transfer pricing to the lines of business based on the total loan and deposit balances of each line. The net effect of funds transfer pricing was formerly included in “Other Segments.”

w	The methodology used to assign capital to the lines of business was revised to reflect only the risk directly attributable to each line.

			Corporate and		Investment
Three months ended March 31,	Consumer Banking		Investment Banking		Management Services
dollars in millions	2004	2003	2004	2003	2004	2003
SUMMARY OF OPERATIONS
Net interest income (TE)	$446	$454	$247	$251	$60	$59
Noninterest income	126	118	122	112	143	127

Total revenue (TE)[a]	572	572	369	363	203	186
Provision for loan losses	59	78	21	50	1	2
Depreciation and amortization expense	32	33	9	9	10	11
Other noninterest expense	306	301	156	152	142	148

Income (loss) before income taxes (TE)	175	160	183	152	50	25
Allocated income taxes and TE adjustments	66	60	68	57	18	9

Net income (loss)	$109	$100	$115	$95	$32	$16

Percent of consolidated net income	44%	46%	46%	44%	13%	7%
Percent of total segments net income	41	46	44	44	12	7

AVERAGE BALANCES
Loans	$29,736	$28,576	$27,222	$28,244	$5,154	$4,957
Total assets[a]	32,217	31,065	32,077	32,695	6,137	5,850
Deposits	34,739	34,401	4,842	4,000	6,917	5,214

OTHER FINANCIAL DATA
Net loan charge-offs	$71	$78	$39	$79	$1	$4
Return on average allocated equity	21.22%	20.09%	15.41%	12.72%	21.67%	11.44%
Average full-time equivalent employees	8,385	8,512	2,463	2,464	2,642	2,955

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Supplementary information (Consumer Banking lines of business)

Three months ended March 31,	Retail Banking		Small Business		Consumer Finance
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$312	$329	$91	$94	$169	$149
Provision for loan losses	15	16	13	17	31	45
Noninterest expense	202	202	49	47	87	85
Net income	60	70	18	18	31	12
Average loans	10,389	9,570	4,424	4,517	14,923	14,489
Average deposits	29,793	29,929	4,582	4,119	364	353
Net loan charge-offs	15	16	14	17	42	45
Return on average allocated equity	40.42%	48.04%	19.05%	19.95%	11.45%	4.58%
Average full-time equivalent employees	6,094	6,200	415	360	1,876	1,952

Supplementary information (Corporate and Investment Banking lines of business)

Three months ended March 31,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$192	$203	$89	$87	$88	$73
Provision for loan losses	15	42	1	1	5	7
Noninterest expense	106	104	36	34	23	23
Net income	46	36	32	33	37	26
Average loans	12,213	13,086	7,628	8,531	7,381	6,627
Average deposits	3,701	3,195	1,127	793	14	12
Net loan charge-offs	31	71	2	1	6	7
Return on average allocated equity	11.77%	8.60%	13.71%	15.24%	30.37%	23.28%
Average full-time equivalent employees	1,182	1,194	668	664	613	606

Other Segments		Total Segments		Reconciling Items		Key
2004	2003	2004	2003	2004	2003	2004	2003

$(34)	$(32)	$719	$732	$(34)	$(29)	$685	$703
38	34	429	391	2	6	431	397

4	2	1,148	1,123	(32)	(23)	1,116	1,100
—	—	81	130	—	—	81	130
—	—	51	53	—	—	51	53
9	8	613	609	(5)	(5)	608	604

(5)	(6)	403	331	(27)	(18)	376	313
(12)	(13)	140	113	(14)	(17)	126	96

$7	$7	$263	$218	$(13)	$(1)	$250	$217

3%	3%	106%	100%	(6)%	—	100%	100%
3	3	100	100	N/A	N/A	N/A	N/A

$595	$962	$62,707	$62,739	$89	$106	$62,796	$62,845
11,943	12,795	82,374	82,405	2,151	1,509	84,525	83,914
3,240	3,207	49,738	46,822	(137)	(72)	49,601	46,750

—	—	$111	$161	—	—	$111	$161
N/M	N/M	17.64%	14.86%	N/M	N/M	14.47%	12.91%
37	35	13,527	13,966	6,058	6,481	19,585	20,447

5. Securities

Key classifies each security held into one of four categories: trading, available for sale, investment and other investments.

Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($1.2 billion at March 31, 2004, $1.0 billion at December 31, 2003, and $959 million at March 31, 2003) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.

Securities available for sale. These include securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value and include debt and marketable equity securities with readily determinable fair values. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive income (loss).” Unrealized losses on specific securities deemed to be other-than-temporary are included in “net securities gains” on the income statement. Also included in “net securities gains” are actual gains and losses resulting from sales of specific securities.

When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests as debt securities, classifying them as available for sale or as trading account assets.

“Other securities” held in the available for sale portfolio primarily are marketable equity securities.

Investment securities. These are debt securities that Key has the intent and ability to hold until maturity. Debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the investment securities portfolio are foreign bonds.

Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit – represent the majority of other investments and are carried at fair value ($773 million at March 31, 2004, $732 million at December 31, 2003, and $698 million at March 31, 2003). They include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “investment banking and capital markets income” on the income statement.

In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that are generally carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be other-than-temporary. These adjustments are included in “net securities gains” on the income statement.

The amortized cost, unrealized gains and losses, and approximate fair value of Key’s investment securities and securities available for sale are presented in the following tables. Gross unrealized gains and losses are represented by the difference between the amortized cost and the fair values of securities on the balance sheet as of the dates indicated. Accordingly, the amount of these gains and losses may change in the future as market conditions improve or worsen.

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$34	$1	—	$35
States and political subdivisions	22	—	—	22
Collateralized mortgage obligations	6,580	74	$77	6,577
Other mortgage-backed securities	410	16	1	425
Retained interests in securitizations	107	76	—	183
Other securities	204	17	—	221

Total securities available for sale	$7,357	$184	$78	$7,463

INVESTMENT SECURITIES
States and political subdivisions	$79	$5	—	$84
Other securities	15	—	—	15

Total investment securities	$94	$5	—	$99

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$63	$1	—	$64
States and political subdivisions	23	—	—	23
Collateralized mortgage obligations	6,696	33	$123	6,606
Other mortgage-backed securities	453	18	2	469
Retained interests in securitizations	105	70	—	175
Other securities	288	13	—	301

Total securities available for sale	$7,628	$135	$125	$7,638

INVESTMENT SECURITIES
States and political subdivisions	$83	$6	—	$89
Other securities	15	—	—	15

Total investment securities	$98	$6	—	$104

	March 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$23	$1	—	$24
States and political subdivisions	27	1	—	28
Collateralized mortgage obligations	7,283	103	$76	7,310
Other mortgage-backed securities	698	32	—	730
Retained interests in securitizations	148	45	—	193
Other securities	200	—	30	170

Total securities available for sale	$8,379	$182	$106	$8,455

INVESTMENT SECURITIES
U.S. Treasury, agencies and corporations	$15	—	—	$15
States and political subdivisions	113	$8	—	121
Other securities	4	—	—	4

Total investment securities	$132	$8	—	$140

6. Loans

Key’s loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2004	2003	2003
Commercial, financial and agricultural	$17,058	$17,012	$17,292
Commercial real estate:
Commercial mortgage	5,802	5,677	6,029
Construction	4,777	4,978	5,437

Total commercial real estate loans	10,579	10,655	11,466
Commercial lease financing	8,705	8,522	7,848

Total commercial loans	36,342	36,189	36,606

Real estate — residential mortgage	1,585	1,613	1,862
Home equity	14,483	15,038	14,144
Consumer — direct	2,050	2,119	2,100
Consumer — indirect:
Automobile lease financing	227	305	680
Automobile loans	1,968	2,025	2,127
Marine	2,541	2,506	2,197
Other	884	542	619

Total consumer — indirect loans	5,620	5,378	5,623

Total consumer loans	23,738	24,148	23,729
Loans held for sale:
Real estate — commercial mortgage	277	154	237
Real estate — residential mortgage	20	18	32
Commercial, financial and agricultural	6	—	—
Education	2,130	2,202	2,115

Total loans held for sale	2,433	2,374	2,384

Total loans	$62,513	$62,711	$62,719

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,
in millions	2004	2003
Balance at beginning of period	$1,406	$1,452
Charge-offs	(149)	(190)
Recoveries	38	29

Net charge-offs	(111)	(161)
Provision for loan losses	81	130
Reclassification of allowance for credit losses on lending-related commitments [a]	(70)	—

Balance at end of period	$1,306	$1,421

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

7. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

w	The entity does not have sufficient equity for it to conduct its activities without additional subordinated financial support from another party.

w	The entity’s investors lack the ability to make decisions about the activities of the entity through voting rights or similar rights, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity.

w	The voting rights of some investors are not proportional to their economic interest in the entity, and substantially all of the entity’s activities involve or are conducted on behalf of investors with disproportionately few voting rights.

Interpretation No. 46, “Consolidation of Variable Interest Entities,” addresses the consolidation of VIEs. This interpretation was revised in December 2003 as discussed in Note 1 under the heading “Accounting Pronouncement Adopted in 2004” on page 9. In accordance with the guidance in Revised Interpretation No. 46, VIEs are consolidated by the party who is exposed to a majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary).

Transferors of assets to qualifying special purpose entities meeting the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are exempt from Revised Interpretation No. 46. As a result, substantially all of Key’s securitization trusts are exempt from consolidation. Interests in securitization trusts formed by Key that do not qualify for this scope exception are insignificant.

Key adopted Revised Interpretation No. 46 effective March 31, 2004. The adoption had no material effect on Key’s balance sheet or results of operations in the first quarter of 2004.

Key’s involvement with VIEs, including those consolidated and de-consolidated and those in which Key holds a significant interest, is described below. Key defines a “significant interest” in a VIE as a subordinated interest that exposes Key to a significant portion, but not the majority, of the VIE’s expected losses or residual returns, if any.

Consolidated VIEs

Commercial paper conduit. Key, among others, refers third-party assets and borrowers and provides liquidity and credit enhancement to an asset-backed commercial paper conduit. At March 31, 2004, the conduit had assets of $406 million, of which $342 million are recorded in “loans” and $62 million are recorded in “securities available for sale” on the balance sheet. These assets serve as collateral for the conduit’s obligations to commercial paper holders. The commercial paper holders have no recourse to Key’s general credit other than through Key’s committed credit enhancement facility of $60 million.

Additional information pertaining to Key’s involvement with the conduit is included in Note 11 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees” on page 24 and under the heading “Other Off-Balance Sheet Risk” on page 26.

Low-Income Housing Tax Credit (“LIHTC”) guaranteed funds. Key Affordable Housing Corporation (“KAHC”) formed limited partnerships (funds) that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. Key also earned syndication fees from these funds and continues to earn asset management fees. The funds’ assets are primarily investments in LIHTC operating partnerships, which totaled $429 million at March 31, 2004. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations. In October 2003, management elected to discontinue this program. No new funds or LIHTC investments have been added since that date; however, Key continues to act as asset manager, including providing occasional funding, for existing funds. Additional information on return guarantee agreements with LIHTC investors is summarized in Note 11 under the heading “Guarantees.”

The partnership agreement for each guaranteed fund requires the fund to be dissolved by a certain date. Therefore, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities,” the noncontrolling interests associated with these funds are mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. In November 2003, the FASB indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Key currently accounts for these noncontrolling interests as minority interests and adjusts the financial statements each period for the investors’ share of fund profits and losses. At March 31, 2004, the settlement value of these noncontrolling interests was estimated to be between $589 million and $727 million, while the recorded value, including reserves, totaled $433 million.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Key has determined that it is not the primary beneficiary of certain nonguaranteed funds it has formed and in which it has invested, although it continues to hold significant interests in those funds. At March 31, 2004, assets of these unconsolidated nonguaranteed funds were estimated to be $326 million. Key’s maximum exposure to loss from its involvement with these funds is minimal. In October 2003, management elected to discontinue this program.

Business trusts issuing mandatorily redeemable preferred capital securities. Key owns the common stock of business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts’ only assets, which totaled $1.3 billion at March 31, 2004, are debentures issued by Key that the trusts acquired using proceeds from the issuance of preferred securities and common stock. The debentures are recorded in “long-term debt” and Key’s equity interest in the business trusts is recorded in “accrued income and other assets” on the balance sheet. Additional information on the trusts is included in Note 9 (“Capital Securities Issued by Unconsolidated Subsidiaries”), which begins on page 20.

LIHTC investments. Through the Retail Banking line of business, Key has also made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, Key is allocated tax credits and deductions associated with the underlying properties. At March 31, 2004, assets of these unconsolidated LIHTC operating partnerships totaled approximately $850 million. Key’s maximum exposure to loss from its involvement with these partnerships is the unamortized investment balance of $149 million at March 31, 2004, plus $51 million of tax credits claimed, but subject to recapture. During the first quarter of 2004, Key did not obtain any significant additional direct interests in LIHTC operating partnerships.

Key has additional investments in LIHTC operating partnerships as a result of consolidating the LIHTC guaranteed funds discussed above. Total assets of these operating partnerships are approximately $1.9 billion at March 31, 2004. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. Key’s exposure to loss from its involvement with these funds is discussed above. In October 2003, management elected to discontinue new projects under this program.

Commercial and residential real estate investments and principal investments. Through the KeyBank Real Estate Capital line of business, Key makes mezzanine investments in construction, acquisition and rehabilitation projects that Key has determined to be VIEs. Key receives underwriting and other fees from these VIEs and, for certain projects, may also provide the senior financing.

Key’s principal investing unit makes direct investments in equity and mezzanine instruments offered by individual companies, some of which Key has determined to be VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (“Audit Guide”). The FASB deferred the effective date of Revised Interpretation No. 46 for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide. As a result, Key is not currently applying the accounting or disclosure provisions of Revised Interpretation No. 46 to its real estate mezzanine and principal investments, which remain unconsolidated.

8. Impaired Loans and Other Nonperforming Assets

Impaired loans totaled $261 million at March 31, 2004, compared with $340 million at December 31, 2003, and $553 million at March 31, 2003. Impaired loans averaged $300 million for the first quarter of 2004 and $581 million for the first quarter of 2003.

Key’s nonperforming assets were as follows:

	March 31,	December 31,	March 31,
in millions	2004	2003	2003
Impaired loans	$261	$340	$553
Other nonaccrual loans	326	354	351

Total nonperforming loans	587	694	904
Other real estate owned (OREO)	76	61	62
Allowance for OREO losses	(5)	(4)	(3)

OREO, net of allowance	71	57	59
Other nonperforming assets	12	2	5

Total nonperforming assets	$670	$753	$968

At March 31, 2004, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values do not justify the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. The amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At March 31, 2004, Key had $141 million of impaired loans with a specifically allocated allowance for loan losses of $48 million, and $120 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2003, impaired loans included $183 million of loans with a specifically allocated allowance of $73 million, and $157 million that were carried at their estimated fair value without a specifically allocated allowance.

Key does not perform a loan-specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as “Other nonaccrual loans”). These typically are consumer loans, including residential mortgages, home equity loans and various types of installment loans. Management applies historical loss experience rates to these loan portfolios, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

9. Capital Securities Issued by Unconsolidated Subsidiaries

KeyCorp owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities (“capital securities”); the trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the capital securities.

Prior to July 1, 2003, KeyCorp fully consolidated these business trusts. The capital securities were carried as liabilities on Key’s balance; Key’s financial statements did not reflect the debentures or the related effects on the income statement because they were eliminated in consolidation.

In accordance with Interpretation No. 46, Key determined that these business trusts are VIEs for which it is not the primary beneficiary. Therefore, effective July 1, 2003, the trusts were de-consolidated and are accounted for using the equity method.

The characteristics of the business trusts and capital securities have not changed with the de-consolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. The Federal Reserve Board recently proposed a rule that would allow bank holding companies to continue to treat capital securities as Tier 1 capital, but with stricter quantitative limits. Management believes that the effect of adopting the new rule, as proposed, will not have any material effect on Key’s financial condition.

To the extent the trusts have funds available to make payments, as guarantor, KeyCorp continues to unconditionally guarantee payment of:

w	required distributions on the capital securities;

w	the redemption price when a capital security is redeemed; and

w	amounts due if a trust is liquidated or terminated.

During the first three months of 2004, the business trusts repurchased $13 million of higher cost capital securities, and KeyCorp repurchased a like amount of the related debentures.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures
March 31, 2004
KeyCorp Institutional Capital A	$403	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	173	4	154	8.250	2026
KeyCorp Capital I	197	8	205	1.895	2028
KeyCorp Capital II	182	8	165	6.875	2029
KeyCorp Capital III	235	8	197	7.750	2029
KeyCorp Capital V	172	5	180	5.875	2033
KeyCorp Capital VI	77	2	77	6.125	2033

Total	$1,439	$46	$1,339	6.608%	—

December 31, 2003	$1,426	$46	$1,352	6.548%	—

March 31, 2003	$1,250	$40	$1,132	6.715%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp’s consolidated subsidiaries. Effective July 1, 2003, the business trusts that issued the capital securities were de-consolidated. However, until further notice from the Federal Reserve Board, the capital securities continue to qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at March 31, 2004, December 31, 2003, and March 31, 2003, are basis adjustments of $146 million, $120 million and $158 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” “investment company event” or a “capital treatment event” (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, or Capital VI are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V and Capital VI are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at March 31, 2004, December 31, 2003, and March 31, 2003, are weighted-average rates.

10. Pension and Other Postretirement Benefit Plans

Pension Plans

Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended March 31,
in millions	2004	2003
Service cost of benefits earned	$12	$10
Interest cost on projected benefit obligation	14	13
Expected return on plan assets	(23)	(19)
Amortization of losses	3	5

Net pension cost	$6	$9

Other Postretirement Benefit Plans

Key sponsors a contributory postretirement healthcare plan. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Net postretirement benefit cost for these plans includes the following components:

	Three months ended March 31,
in millions	2004	2003
Service cost of benefits earned	$1	$1
Interest cost on accumulated postretirement benefit obligation	2	2
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1

Net postretirement benefit cost	$3	$3

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act, which becomes effective in 2006, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that offer “qualified” prescription drug coverage to retirees. Authoritative guidance on the accounting for the federal subsidy is currently pending, and that guidance, when issued, could require plan sponsors, such as Key, to change previously reported information. Management is currently evaluating the impact of the Act on Key’s postretirement healthcare plan. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost disclosed in this note do not reflect the impact of the Act.

11. Contingent Liabilities and Guarantees

Legal Proceedings

Residual value insurance litigation. Key Bank USA, National Association (“Key Bank USA”) obtained two insurance policies from Reliance Insurance Company (“Reliance”) insuring the residual value of certain automobiles leased through Key Bank USA. The two policies (the “Policies”), the “4011 Policy” and the “4019 Policy,” together covered leases entered into during the period from January 1, 1997 to January 1, 2001.

The 4019 Policy contains an endorsement stating that Swiss Reinsurance America Corporation (“Swiss Re”) will assume and reinsure 100% of Reliance’s obligations under the 4019 Policy in the event Reliance Group Holdings’ (“Reliance’s parent”) so-called “claims-paying ability” were to fall below investment grade. Key Bank USA also entered into an agreement with Swiss Re and Reliance whereby Swiss Re agreed to issue to Key Bank USA an insurance policy on the same terms and conditions as the 4011 Policy in the event the financial condition of Reliance Group Holdings fell below a certain level. Around May 2000, the conditions under both the 4019 Policy and the Swiss Re agreement were triggered.

The 4011 Policy was canceled and replaced as of May 1, 2000, by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) (“the NAS Policy”). Tri-Arc Financial Services, Inc. (“Tri-Arc”) acted as agent for Reliance, Swiss Re and NAS. Since February 2000, Key Bank USA has been filing claims under the Policies, but none of these claims has been paid.

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

On May 29, 2001, the Commonwealth Court of Pennsylvania entered an order placing Reliance in a court supervised “rehabilitation” and purporting to stay all litigation against Reliance. On July 23, 2001, the Federal District Court in Ohio stayed the litigation to allow the rehabilitator to complete her task. On October 3, 2001, the Court in Pennsylvania entered an order placing Reliance into liquidation and canceling all Reliance insurance policies as of November 2, 2001. On November 20, 2001, the Federal District Court in Ohio entered an order that, among other things, required Reliance to report to the Court on the progress of the liquidation. On January 15, 2002, Reliance filed a status report requesting the continuance of the stay for an indefinite period. On February 20, 2002, Key Bank USA asked the Court to allow the case to proceed against the parties other than Reliance, and the Court granted that motion on May 17, 2002. As of February 19, 2003, all claims against Tri-Arc were dismissed through a combination of court action and voluntary dismissal by Key Bank USA.

Management believes that Key Bank USA has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through Key Bank USA during the four-year period ending January 1, 2001. With respect to each individual lease, however, it is not until the lease expires and the vehicle is sold that Key Bank USA can determine the existence and amount of any actual loss (i.e., the difference between the residual value provided for in the lease agreement and the vehicle’s actual market value at lease expiration). Key Bank USA’s actual total losses for which it will file claims will depend to a large measure upon the viability of, and pricing within, the market for used cars throughout the lease run-off period, which extends through 2006. The market for used cars varies.

Accordingly, the total expected loss on the portfolio for which Key Bank USA will file claims cannot be determined with certainty at this time. Claims filed by Key Bank USA through March 31, 2004, totaled approximately $370 million, and management currently estimates that approximately $27 million of additional claims may be filed through year-end 2006, bringing the total aggregate amount of actual and potential claims to $397 million. As discussed previously, a number of factors could affect Key Bank USA’s actual loss experience, which may be higher or lower than management’s current estimates.

Key is filing insurance claims for its losses and is recording as a receivable on its balance sheet a portion of the amount of the insurance claims as and when they are filed. Management believes the amount being recorded as a receivable due from the insurance carriers is appropriate to reflect the collectibility risk associated with the insurance litigation; however, litigation is inherently not without risk, and any actual recovery from the litigation may be more or less than the receivable. While management does not expect an adverse decision, if a court were to make an adverse final determination, such result would cause Key to record a material one-time expense during the period when such determination is made. An adverse determination would not have a material effect on Key’s financial condition, but could have a material adverse effect on Key’s results of operations in the quarter it occurs.

Other litigation. In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Key’s financial condition or results of operations.

Guarantees

Key is a guarantor in various agreements with third parties. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Key must recognize a liability on its balance sheet for the “stand ready” obligation associated with certain guarantees issued or modified on or after January 1, 2003. The accounting for guarantees existing prior to that date was not revised. The following table shows the types of guarantees (as defined by Interpretation No. 45) that Key had outstanding at March 31, 2004.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded
Financial Guarantees:
Standby letters of credit	$9,339	$34
Credit enhancement for asset-backed commercial paper conduit	60	—
Recourse agreement with FNMA	571	5
Return guarantee agreement with LIHTC investors	727	33
Default guarantees	13	1
Written interest rate caps[a]	78	16

Total	$10,788	$89

(a)	As of March 31, 2004, the weighted-average interest rate of written interest rate caps was 1.3%, and the weighted-average strike rate was 5.4%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

Standby letters of credit. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key’s lines of business to address clients’ financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2004, Key’s standby letters of credit had a remaining weighted-average life of approximately 2 years, with remaining actual lives ranging from less than 1 year to as many as 15 years.

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

At March 31, 2004, Key’s funding requirement under the credit enhancement facility totaled $60 million. However, there were no drawdowns under the facility during the three-month period ended March 31, 2004. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitments to provide credit enhancement to the conduit.

Recourse agreement with Federal National Mortgage Association. KeyBank National Association (“KBNA”) participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At March 31, 2004, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 9 years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.7 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at March 31, 2004. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

Return guarantee agreement with Low-Income Housing Tax Credit (“LIHTC”) investors. KAHC, a subsidiary of KBNA, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is dependent on the financial performance of the property and the property’s ability to maintain its LIHTC status throughout a fifteen-year compliance period. If these two conditions are not met, Key is obligated to make any necessary payments to investors to provide the guaranteed return. In October 2003, management elected to discontinue new projects under this program. Additional information regarding these partnerships is included in Note 7 (“Variable Interest Entities”), which begins on page 17.

KAHC can effect changes in the management of the properties to improve performance. However, other than the underlying income stream from the properties, no recourse or collateral is available to offset the guarantee obligation. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties.

As shown in the preceding table, KAHC maintained a reserve in the amount of $33 million at March 31, 2004, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the stand ready obligation.

Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to pay all or a portion of the subject indebtedness and/or related interest. These guarantees are generally undertaken when Key is supporting or protecting its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from approximately 2 years to as many as 19 years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.

Written interest rate caps. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At March 31, 2004, these caps had a weighted-average life of approximately 5 years.

Key is obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives with the fair value liability recorded in “accrued expense and other liabilities” on the balance sheet. Key’s potential amount of future payments under these obligations is mitigated by offsetting positions with third parties.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45 and from other relationships.

Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. See further discussion of the conduit in Note 7. This liquidity facility obligates Key through November 4, 2006, to provide funding of up to $1.3 billion if required as a result of a disruption in credit markets or other factors. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $595 million at March 31, 2004. However, there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.

Indemnifications provided in the ordinary course of business. Key provides certain indemnifications primarily through representations and warranties in contracts that are entered into in the ordinary course of business in connection with loan sales and other ongoing activities, as well as in connection with purchases and sales of businesses. Management’s past experience with these indemnifications has been that the amounts paid, if any, have not had a significant effect on Key’s financial condition or results of operations.

Intercompany guarantees. KeyCorp and primarily KBNA are parties to various guarantees that are undertaken to facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, investments and securities, and certain leasing transactions involving clients.

Relationship with MasterCard International Inc. and Visa U.S.A. Inc. KBNA and Key Bank USA are members of MasterCard International Incorporated (“MasterCard”) and Visa U.S.A. Inc. (“Visa”). MasterCard’s charter documents and bylaws state that MasterCard may assess its members for certain liabilities that it incurs, including litigation liabilities. Visa’s charter documents state that Visa may fix fees payable by members in connection with Visa’s operations. We understand that descriptions of significant pending lawsuits and MasterCard’s and Visa’s positions regarding the potential impact of those lawsuits on members are set forth on MasterCard’s and Visa’s respective websites, as well as in MasterCard’s public filings with the Securities and Exchange Commission. Key is not a party to any significant litigation by third parties against MasterCard or Visa.

In June 2003, MasterCard and Visa agreed, independently, to settle a class-action lawsuit against them by Wal-Mart Stores Inc. and many other retailers. The lawsuit alleged that MasterCard and Visa violated federal antitrust laws by conspiring to monopolize the debit card services market and by requiring merchants that accept certain of their debit and credit card services to also accept their higher priced “off-line,” signature-verified debit card services. Under the terms of the settlements, which the court approved in December 2003, MasterCard and Visa have agreed to pay a total of approximately $3 billion, beginning August 1, 2003, over a 10-year period, to merchants who claim to have been harmed by their actions and to lower the fees they charge merchants for their “off-line” signature-verified debit card services. Also, as of January 1, 2004, such merchants are not required to accept MasterCard or Visa debit card services when they accept MasterCard or Visa credit card services. Accordingly, management believes that the settlements will reduce fees earned by KBNA and Key Bank USA from off-line debit card transactions. Management estimates that the impact of the settlement on Key will be a reduction to pre-tax net income of less than $15 million in 2004. It is management’s understanding that certain retailers have opted-out of the class-action settlement and that additional suits have been filed against MasterCard and Visa seeking additional damage recovery. Management is unable at this time to estimate the possible impact on Key of any such actions.

Involvement in the Mutual Fund, Brokerage and Annuity Industry. As previously reported, McDonald Investments Inc. (“McDonald”), a registered broker-dealer subsidiary of KeyCorp, has received subpoenas from the Securities and Exchange Commission and inquiries from the National Association of Securities Dealers and the State of New York Attorney General, seeking documents and information as part of their investigations into trading activity involving the mutual fund, brokerage and annuity businesses. McDonald has responded to the various regulatory authorities and is cooperating fully with their inquiries and investigation. It is not known whether, and then to what extent, McDonald could receive further requests or be required to take action related to this matter in the future.

12. Derivatives and Hedging Activities

Key, mainly through its lead bank, KBNA, is party to various derivative instruments, which are used for asset and liability management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments. Generally, these instruments help Key meet clients’ financing needs and manage exposure to “market risk"—the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these derivatives contain an element of “credit risk"—the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

At March 31, 2004, Key had $824 million of derivative assets and $115 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $1.4 billion and $1.3 billion, respectively. Derivative assets and liabilities are recorded at fair value in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.

Counterparty credit risk

Swaps and caps present credit risk because the counterparty, which may be a bank or a broker/dealer, may not meet the terms of the contract. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk, Key deals exclusively with counterparties that have high credit ratings.

Key uses two additional means to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Second, Key’s Credit Administration department monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key’s total credit exposure and decide whether to demand collateral. If Key determines that collateral is required, it is generally collected at the time this determination is made. Key generally holds collateral in the form of cash and highly rated treasury and agency-issued securities.

At March 31, 2004, Key was party to interest rate swaps and caps with 59 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $715 million on these instruments to 39 of the counterparties. However, at March 31, Key held approximately $603 million in collateral to mitigate its credit exposure, resulting in net exposure of $112 million. The largest exposure to an individual counterparty was approximately $244 million, of which Key secured approximately $221 million in collateral.

Asset and Liability Management

Key uses a fair value hedging strategy to modify its exposure to interest rate risk and a cash flow hedging strategy to reduce the potential adverse impact of interest rate increases on future interest expense. For more information about these asset and liability management strategies, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders.

The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2004	of Gains to	March 31,
in millions	2003	Hedging Activity	Net Income	2004
Accumulated other comprehensive income (loss) resulting from cash flow hedges	—	$9	$(7)	$2

Reclassifications of gains and losses from “accumulated other comprehensive income (loss)” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify all of the existing net gains on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months.

Trading Portfolio

Key’s trading portfolio includes:

w	interest rate swap contracts entered into to accommodate the needs of clients;

w	positions with third parties that are intended to offset or mitigate the interest rate risk of client positions;

w	foreign exchange forward contracts entered into to accommodate the needs of clients; and

w	proprietary trading positions in financial assets and liabilities.

The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $18 million at March 31, 2004, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2003 Annual Report to Shareholders.

Independent Accountants’ Review Report

Shareholders and Board of Directors
KeyCorp

We have reviewed the unaudited condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2004 and 2003, and the related condensed consolidated statements of income for the three-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of Key’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Key as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flow for the year then ended (not presented herein) and in our report dated January 16, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
April 13, 2004

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2004 and 2003. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 28. A description of Key’s business is included under the heading “Description of Business” on page 8 of Key’s 2003 Annual Report to Shareholders.

Terminology

This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

w	KeyCorp refers solely to the parent holding company.

w	KBNA refers to Key’s lead bank, KeyBank National Association.

w	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

w	A KeyCenter is one of Key’s full-service retail banking facilities or branches.

w	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

w	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options. Some tables also include basic earnings per share, which takes into account only common shares outstanding.

w	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 53.

Long-term goals

Key’s long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. Our strategy for achieving these goals is described under the heading “Corporate Strategy” on page 9 of Key’s 2003 Annual Report to Shareholders.

Forward-looking statements

In addition to our long-term goals, this report may contain “forward-looking statements” about other issues like anticipated earnings, anticipated levels of net loan charge-offs and nonperforming assets, forecasted interest rate exposure, and anticipated improvement in profitability and competitiveness. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “will be,” “are expected to,” “as planned,” “is anticipated,” “intends to,” “is projected,” or similar words.

Forward-looking statements pertaining to our goals and other matters are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following, Key’s actual results could differ materially from those contained in or implied by forward-looking statements.

w	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

w	If the economy or segments of the economy fail to continue to recover, or decline, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

w	The stock and bond markets could suffer additional declines or disruptions, which may have adverse effects on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

w	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

w	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

w	We may become subject to new legal obligations, or the resolution of pending litigation may have an adverse effect on our financial results.

w	Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

w	We may become subject to new accounting, tax, or regulatory practices or requirements.

Significant accounting policies and estimates

Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect management’s view of the most appropriate manner in which to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 50 of Key’s 2003 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.

In management’s opinion, some accounting policies are more likely than others to have a significant effect on Key’s financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance or require management to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate. Key relies heavily on the use of assumptions and estimates in several areas, including accounting for the allowance for loan losses, loan securitizations, contingent liabilities and guarantees, principal investments, goodwill, and pension and other postretirement obligations. A brief discussion of each of these areas appears on pages 10 and 11 of Key’s 2003 Annual Report to Shareholders.

During the first quarter of 2004, there were no significant changes in the manner in which Key’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Highlights of Key’s Performance

The primary measures of Key’s financial performance for the first quarter of 2004 and 2003 are summarized below.

w	Net income for the first quarter of 2004 was $250 million, or $.59 per common share, compared with $234 million, or $.55 per share, for the previous quarter and $217 million, or $.51 per share, for the first quarter of 2003.

w	Key’s return on average equity was 14.47% for the first quarter of 2004, compared with a return of 13.37% for the prior quarter and 12.91% for the year-ago quarter.

w	Key’s first quarter 2004 return on average total assets was 1.19%, compared with a return of 1.11% for the previous quarter and 1.05% for the first quarter of 2003.

Key’s first quarter results reflect improved performance trends that are indicative of our three top priorities for 2004: profitably growing revenue, improving asset quality and maintaining expense discipline.

w	Noninterest income rose by $34 million, or 9%, from the year-ago quarter. This growth was driven by improved performance of Key’s market-sensitive businesses, including trust and investment services, and principal investing. These businesses have benefited not only from strengthening equity markets, but also from the integration of our banking, investments and trust businesses, and our focus on targeted client segments.

w	Asset quality has continued to improve, reflecting a trend that has been in place for well over a year. Nonperforming loans fell for the sixth consecutive quarter, and net loan charge-offs declined to their lowest level since the first quarter of 2001.

w	We have continued to manage our expenses effectively. Total noninterest expense rose by less than one percent from the first three months of 2003.

w	We have maintained our commitment to enhancing shareholder value through effective capital management. In that regard, during the first quarter, Key increased its quarterly dividend, repurchased 8 million of its common shares and maintained a tangible equity to tangible assets ratio of 6.98%.

Despite these favorable trends and recent signs of an improving economy, Key’s net interest income decreased by $20 million relative to the first three months of 2003. A 12 basis point reduction in Key’s net interest margin drove the decline. During the same period, the level of Key’s average earning assets was essentially unchanged due in part to continued weak demand for commercial loans.

Considering recent trends, we expect Key’s earnings to be in the range of $.54 to $.59 per share for the second quarter of 2004 and $2.30 to $2.45 per share for the full year.

The reasons that Key’s revenue and expense components changed from those reported for the first quarter of 2003 are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.

Figure 1 on page 33 summarizes Key’s financial performance for each of the past five quarters.

Figure 1. Selected Financial Data

	2004	2003
dollars in millions, except per share amounts	First	Fourth	Third	Second	First
FOR THE PERIOD
Interest income	$939	$956	$971	$1,022	$1,021
Interest expense	278	285	294	326	340
Net interest income	661	671	677	696	681
Provision for loan losses	81	123	123	125	130
Noninterest income	431	466	463	434	397
Noninterest expense	659	698	699	688	657
Income before income taxes	352	316	318	317	291
Net income	250	234	227	225	217

PER COMMON SHARE
Net income	$.60	$.56	$.54	$.53	$.51
Net income— assuming dilution	.59	.55	.53	.53	.51
Cash dividends paid	.31	.305	.305	.305	.305
Book value at period end	16.98	16.73	16.64	16.60	16.32
Market price:
High	33.23	29.41	27.88	27.42	27.11
Low	28.63	25.55	24.86	22.56	22.31
Close	30.29	29.32	25.57	25.27	22.56
Weighted-average common shares (000)	416,680	420,043	421,971	423,882	425,275
Weighted-average common shares and potential common shares (000)	421,572	423,752	425,669	427,170	428,090

AT PERIOD END
Loans	$62,513	$62,711	$62,723	$63,214	$62,719
Earning assets	73,269	73,143	73,258	73,716	75,113
Total assets	84,448	84,487	84,460	85,479	86,490
Deposits	49,931	50,858	48,739	49,869	50,455
Long-term debt	15,333	15,294	15,342	14,434	16,269
Shareholders’ equity	6,999	6,969	6,977	6,989	6,898

PERFORMANCE RATIOS
Return on average total assets	1.19%	1.11%	1.06%	1.07%	1.05%
Return on average equity	14.47	13.37	13.06	12.98	12.91
Net interest margin (taxable equivalent)	3.74	3.78	3.73	3.85	3.86

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.29%	8.25%	8.26%	8.18%	7.98%
Tangible equity to tangible assets	6.98	6.94	6.94	6.90	6.71
Tier 1 risk-based capital	8.10	8.35	8.23	7.94	7.86
Total risk-based capital	12.22	12.57	12.48	12.15	12.18
Leverage	8.45	8.55	8.37	8.13	8.13

OTHER DATA
Average full-time equivalent employees	19,585	19,618	20,059	19,999	20,447
KeyCenters	903	906	900	903	911

Line of Business Results

This section summarizes the financial performance and related strategic developments of each of Key’s three major business groups: Consumer Banking, Corporate and Investment Banking, and Investment Management Services. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 10. Note 4 includes a brief description of the products and services offered by each of the three major business groups, more detailed financial information pertaining to the groups and their respective lines of business, and explanations of “Other Segments” and “Reconciling Items.”

Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three-month periods ended March 31, 2004 and 2003.

Figure 2. Major Business Groups – Taxable-Equivalent Revenue and Net Income

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Revenue (taxable equivalent)
Consumer Banking	$572	$572	—	—
Corporate and Investment Banking	369	363	$6	1.7%
Investment Management Services	203	186	17	9.1
Other Segments	4	2	2	100.0

Total segments	1,148	1,123	25	2.2
Reconciling items	(32)	(23)	(9)	(39.1)

Total	$1,116	$1,100	$16	1.5%

Net income (loss)
Consumer Banking	$109	$100	$9	9.0%
Corporate and Investment Banking	115	95	20	21.1
Investment Management Services	32	16	16	100.0
Other Segments	7	7	—	—

Total segments	263	218	45	20.6
Reconciling items	(13)	(1)	(12)	N/M

Total	$250	$217	$33	15.2%

N/M = Not Meaningful

Consumer Banking

As shown in Figure 3, net income for Consumer Banking was $109 million for the first quarter of 2004, representing a $9 million increase from the year-ago quarter. The increase was attributable to a significant reduction in the provision for loan losses and growth in noninterest income. The positive effects of these factors were offset in part by a decrease in taxable-equivalent net interest income and an increase in noninterest expense.

Taxable-equivalent net interest income decreased by $8 million, or 2%, from the first quarter of 2003, due largely to a less favorable interest rate spread on deposits and a decline in yield-related loan fees resulting from our efforts to exit the automobile leasing business. The adverse effects of these factors were moderated by a more favorable interest rate spread on earning assets, and increases in average loans and core deposits.

Noninterest income increased by $8 million, or 7%, due largely to a $13 million reduction in net losses incurred on the residual values of leased vehicles and a $10 million increase in net gains from the sales of loans (primarily from the home equity portfolio), both in the Consumer Finance line of business. These improvements were offset in part by a $7 million reduction in service charges on deposit accounts (primarily those generated in the Retail Banking line of business), which resulted from lower overdraft and maintenance fees. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products.

Noninterest expense rose by $4 million, or 1%, from the first quarter of 2003, and the provision for loan losses decreased by $19 million, or 24%, reflecting improved asset quality in each of the Consumer Banking lines of business.

Figure 3. Consumer Banking

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$446	$454	$(8)	(1.8)%
Noninterest income	126	118	8	6.8

Total revenue (TE)	572	572	—	—
Provision for loan losses	59	78	(19)	(24.4)
Noninterest expense	338	334	4	1.2

Income before income taxes (TE)	175	160	15	9.4
Allocated income taxes and TE adjustments	66	60	6	10.0

Net income	$109	$100	$9	9.0%

Percent of consolidated net income	44%	46%	N/A	N/A
Average balances
Loans	$29,736	$28,576	$1,160	4.1%
Total assets	32,217	31,065	1,152	3.7
Deposits	34,739	34,401	338	1.0

TE = Taxable Equivalent, N/A = Not Applicable

Additional Consumer Banking Data

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Average deposits outstanding
Noninterest-bearing	$5,519	$5,335	$184	3.4%
Money market deposit accounts and other savings	15,672	14,547	1,125	7.7
Time	13,548	14,519	(971)	(6.7)

Total deposits	$34,739	$34,401	$338	1.0%

Home equity loans
Retail Banking and Small Business
Average balance	$8,412	$7,663
Average loan-to-value ratio	72%	72%
Percent first lien positions	59	53
National Home Equity
Average balance	$5,067	$5,005
Average loan-to-value ratio	73%	78%
Percent first lien positions	79	82

Other data
On-line clients / household penetration	828,047 / 41%	623,039 / 33%
Key Centers	903	911
Automated teller machines	2,172	2,179

Corporate and Investment Banking

As shown in Figure 4, net income for Corporate and Investment Banking was $115 million for the first quarter of 2004, up from $95 million for the same period last year. A significant reduction in the provision for loan losses and an increase in noninterest income drove the improvement, and more than offset a decrease in taxable-equivalent net interest income and a slight increase in noninterest expense.

Taxable-equivalent net interest income decreased by $4 million, or 2%, from the first quarter of 2003, due primarily to a less favorable interest rate spread on deposits and other funding sources, and a decrease in average loans outstanding. The adverse effects of these factors were offset in part by a more favorable interest rate spread on earning assets and growth in average deposits.

During the same period, noninterest income increased by $10 million, or 9%, due largely to an aggregate $6 million increase in letter of credit and non-yield-related loan fees in the KeyBank Real Estate Capital and Corporate Banking lines of business.

Noninterest expense rose by $4 million, or 2%, due primarily to a $6 million increase in personnel expense. This increase was partially offset by a $3 million reduction in professional fees.

The provision for loan losses decreased by $29 million, or 58%, as a result of improved asset quality, primarily in the Corporate Banking line of business.

Figure 4. Corporate and Investment Banking

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$247	$251	$(4)	(1.6)%
Noninterest income	122	112	10	8.9

Total revenue (TE)	369	363	6	1.7
Provision for loan losses	21	50	(29)	(58.0)
Noninterest expense	165	161	4	2.5

Income before income taxes (TE)	183	152	31	20.4
Allocated income taxes and TE adjustments	68	57	11	19.3

Net income	$115	$95	$20	21.1%

Percent of consolidated net income	46%	44%	N/A	N/A
Average balances
Loans	$27,222	$28,244	$(1,022)	(3.6)%
Total assets	32,077	32,695	(618)	(1.9)
Deposits	4,842	4,000	842	21.1

TE = Taxable Equivalent, N/A = Not Applicable

Investment Management Services

As shown in Figure 5, net income for Investment Management Services was $32 million for the first quarter of 2004, up from $16 million for the first quarter of last year. The increase was due primarily to growth in noninterest income and a reduction in noninterest expense.

Taxable-equivalent net interest income rose by $1 million, or 2%, from the first quarter of 2003, due primarily to strong growth in average core deposits. The positive effect of this growth was moderated, however, by a less favorable interest rate spread on deposits and other funding sources.

Noninterest income rose by $16 million, or 13%, due to a $15 million increase in income from trust and investment services. This growth was attributable primarily to a rise in the market value of assets under management and a higher level of brokerage commissions, both of which reflected improvements in the equity markets. In addition, trust and investment services income benefited from the implementation of various pricing initiatives and the acquisition of NewBridge Partners, both of which occurred during 2003.

Noninterest expense decreased by $7 million, or 4%, due primarily to lower intercompany operations and technology charges.

Figure 5. Investment Management Services

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$60	$59	$1	1.7%
Noninterest income	143	127	16	12.6

Total revenue (TE)	203	186	17	9.1
Provision for loan losses	1	2	(1)	(50.0)
Noninterest expense	152	159	(7)	(4.4)

Income before income taxes (TE)	50	25	25	100.0
Allocated income taxes and TE adjustments	18	9	9	100.0

Net income	$32	$16	$16	100.0%

Percent of consolidated net income	13%	7%	N/A	N/A
Average balances
Loans	$5,154	$4,957	$197	4.0%
Total assets	6,137	5,850	287	4.9
Deposits	6,917	5,214	1,703	32.7

TE = Taxable Equivalent, N/A = Not Applicable

Additional Investment Management Services Data	March 31,	December 31,	March 31,
dollars in billions	2004	2003	2003
Assets under management	$69.4	$68.7	$60.8
Nonmanaged and brokerage assets	67.1	66.4	57.9

Other Segments

Other segments consist primarily of Treasury and principal investing. These segments generated net income of $7 million for both the first quarter of 2004 and the first quarter of 2003. A $13 million improvement in principal investing results was offset by a decrease in taxable-equivalent net interest income; net losses from the sales of securities, compared with net gains recorded a year-ago; and an increase in noninterest expense.

Results of Operations

Net interest income

Key’s principal source of earnings is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and yield-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

w	the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

w	the use of derivative instruments to manage interest rate risk;

w	market interest rate fluctuations; and

w	asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets, some of which are taxable and others which are not, we present net interest income in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $154, an amount that—if taxed at the statutory federal income tax rate of 35%—would yield $100.

Figure 6, which spans pages 40 and 41, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with accounting principles generally accepted in the United States (“GAAP”).

Taxable-equivalent net interest income for the first quarter of 2004 was $685 million, compared with $703 million one year ago. This reduction reflects the adverse effect of a lower net interest margin, which decreased 12 basis points to 3.74%. A basis point is equal to one one-hundredth of a percentage point (e.g., 12 basis points equals .12%). The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. During the same period, the level of average earning assets was essentially unchanged.

The combination of a soft economy and growth in core deposits have affected the net interest margin, as well as the size and composition of Key’s earning assets portfolio. Over the past twelve months, average core deposits have grown by 5%, while average earning assets have been static. Due to generally weak loan demand, the excess funds from core deposits have been used primarily to reduce short-term borrowings or long-term debt. Additionally, the Federal Reserve Board’s reduction in the federal funds rate in June 2003 has placed downward pressure on net interest income.

Specific factors which led to the decrease in Key’s net interest margin over the past twelve months are as follows:

w	Higher-yielding securities matured and we experienced exceptionally high levels of prepayments on our investment and consumer loan portfolios as a result of the low interest rate environment.

w	Competitive market conditions precluded us from reducing interest rates on deposit accounts to compensate for the full amount of the Federal Reserve Board’s reductions in interest rates.

w	The demand for commercial loans has been weak.

Average earning assets totaled $73.4 billion for both the first quarter of 2004 and 2003. Declines in commercial real estate lending and indirect automobile lease financing were offset by the growth in commercial lease financing and home equity lending. The decline in indirect automobile lease financing resulted from management’s efforts to exit this business.

Since the 2002 year end, the growth and composition of Key’s loan portfolio has been affected by the following actions:

w	Key sold commercial mortgage loans of $198 million during the first quarter of 2004 and $1.7 billion during all of 2003. Since some of these loans have been sold with limited recourse (i.e., the risk that Key will be held accountable for certain events or representations made in the sales), Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 11 (“Contingent Liabilities and Guarantees”) under the section entitled “Recourse agreement with Federal National Mortgage Association” on page 25.

w	Key sold education loans of $138 million ($33 million through securitizations) during the first three months of 2004 and $1.2 billion ($998 million through securitizations) during all of 2003. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

w	Key sold other loans (primarily home equity and residential real estate loans) totaling $855 million during the first quarter of 2004 and $1.8 billion during all of 2003. The sales of these long-term, fixed-rate loans were driven in part by management’s strategy for achieving the desired interest rate and credit risk profiles for Key.

w	During the third quarter of 2003, Key consolidated an asset-backed commercial paper conduit as a result of an accounting change. This consolidation added approximately $200 million to Key’s commercial loan portfolio. More information about this change, required by Interpretation No. 46, “Consolidation of Variable Interest Entities,” is provided in Note 7 (“Variable Interest Entities”), which begins on page 17.

w	During the first quarter of 2003, Key acquired a $311 million commercial lease financing portfolio and a $71 million commercial loan portfolio from a Canadian financial institution. The acquisition of these portfolios further diversified our asset base and has generated additional equipment financing opportunities.

w	During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending outside of Key’s primary geographic markets and discontinue certain credit-only commercial relationships. As of March 31, 2004, the affected portfolios, in the aggregate, have declined by approximately $1.2 billion since March 31, 2003, and $4.8 billion since the date of the announcement.

Figure 6. Average Balance Sheets, Net Interest Income and Yields/Rates

	First Quarter 2004			Fourth Quarter 2003
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[a,b]
Commercial, financial and agricultural	$17,037	$190	4.50%	$16,847	$198	4.69%
Real estate — commercial mortgage	5,750	72	5.00	5,812	76	5.21
Real estate — construction	4,856	58	4.79	5,138	68	5.22
Commercial lease financing	8,536	127	5.96	8,172	122	5.95

Total commercial loans	36,179	447	4.96	35,969	464	5.14
Real estate — residential	1,589	25	6.21	1,639	25	6.32
Home equity	14,963	210	5.64	14,999	209	5.54
Consumer - direct	2,083	40	7.69	2,138	38	7.12
Consumer - indirect lease financing	266	6	9.72	350	9	9.65
Consumer - indirect other	5,389	105	7.79	5,116	106	8.16

Total consumer loans	24,290	386	6.37	24,242	387	6.34
Loans held for sale	2,327	23	4.07	2,353	26	4.47

Total loans	62,796	856	5.47	62,564	877	5.58
Taxable investment securities	17	—	4.36	17	1	4.35
Tax-exempt investment securities[a]	79	2	9.71	85	2	9.75

Total investment securities	96	2	8.79	102	3	8.88
Securities available for sale[a,c]	7,516	88	4.70	7,474	82	4.39
Short-term investments	1,859	9	1.95	1,855	8	1.73
Other investments[c]	1,114	8	2.78	1,118	8	2.70

Total earning assets	73,381	963	5.27	73,113	978	5.32
Allowance for loan losses	(1,378)			(1,398)
Accrued income and other assets	12,522			12,285

	$84,525			$84,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$18,882	29	.61	$18,760	31	.65
Savings deposits	2,052	1	.23	2,069	2	.39
Certificates of deposit ($100,000 or more)[d]	4,883	46	3.81	4,886	45	3.77
Other time deposits	10,957	80	2.96	11,023	81	2.91
Deposits in foreign office	2,167	5	.97	1,750	5	.96

Total interest-bearing deposits	38,941	161	1.67	38,488	164	1.69
Federal funds purchased and securities sold under repurchase agreements	4,068	10	.96	3,953	9	.93
Bank notes and other short-term borrowings	2,603	12	1.81	2,698	14	1.92
Long-term debt, including capital securities[d]	15,229	95	2.63	15,214	98	2.64

Total interest-bearing liabilities	60,841	278	1.86	60,353	285	1.89
Noninterest-bearing deposits	10,660			10,904
Accrued expense and other liabilities	6,077			5,797
Common shareholders’ equity	6,947			6,946

	$84,525			$84,000

Interest rate spread (TE)			3.41%			3.43%

Net interest income (TE) and net interest margin (TE)		685	3.74%		693	3.78%

TE adjustment[a]		24			22

Net interest income, GAAP basis		$661			$671

Capital securities	—	—		—	—

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders, for an explanation of fair value hedges.

TE = Taxable Equivalent

Figure 6. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Third Quarter 2003			Second Quarter 2003			First Quarter 2003
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$17,188	$202	4.65%	$17,391	$218	5.01%	$17,221	$206	4.86%
5,859	77	5.21	5,932	80	5.38	6,034	82	5.49
5,196	66	5.05	5,331	68	5.14	5,683	72	5.16
7,995	118	5.91	7,883	119	6.05	7,790	123	6.30

36,238	463	5.07	36,537	485	5.32	36,728	483	5.31
1,707	28	6.43	1,803	30	6.54	1,904	32	6.66
14,862	218	5.80	14,433	219	6.09	14,005	217	6.29
2,162	39	7.19	2,135	40	7.44	2,129	40	7.68
460	11	9.60	601	14	9.40	772	18	9.40
5,123	105	8.23	5,002	105	8.43	4,917	107	8.74

24,314	401	6.55	23,974	408	6.82	23,727	414	7.05
2,526	29	4.53	2,518	29	4.70	2,390	28	4.70

63,078	893	5.62	63,029	922	5.86	62,845	925	5.95
14	—	4.46	5	—	5.44	2	—	8.43
91	2	9.76	110	3	9.46	125	3	8.89

105	2	9.07	115	3	9.27	127	3	8.88
7,877	77	3.91	8,321	97	4.68	7,790	101	5.21
1,531	6	1.70	1,484	8	2.12	1,706	8	1.87
1,032	6	2.68	985	6	2.47	956	6	2.46

73,623	984	5.32	73,934	1,036	5.61	73,424	1,043	5.73
(1,396)			(1,409)			(1,438)
12,495			12,187			11,928

$84,722			$84,712			$83,914

$18,381	35	.75	$17,740	41	.93	$16,747	42	1.03
2,092	2	.48	2,084	3	.54	2,043	3	.60
4,898	46	3.78	4,743	47	3.98	4,654	48	4.20
11,073	81	2.89	11,434	84	2.96	11,799	90	3.09
1,627	4	1.04	2,445	8	1.25	1,719	5	1.24

38,071	168	1.76	38,446	183	1.91	36,962	188	2.07
5,133	12	.93	5,075	15	1.19	4,800	14	1.19
2,559	13	2.05	2,351	15	2.58	2,801	18	2.65
15,421	101	2.68	16,309	113	2.90	17,279	120	2.90

61,184	294	1.93	62,181	326	2.13	61,842	340	2.25
10,628			10,053			9,788
6,016			5,526			5,465
6,894			6,952			6,819

$84,722			$84,712			$83,914

		3.39%			3.48%			3.48%

	690	3.73%		710	3.85%		703	3.86%

	13			14			22

	$677			$696			$681

—	—		$1,266	$18		$1,254	$18

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 47, contains more discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes

	From three months ended March 31, 2003
	to three months ended March 31, 2004
	Average	Yield/	Net
in millions	Volume	Rate	Change
INTEREST INCOME
Loans	$(1)	$(68)	$(69)
Tax-exempt investment securities	(1)	—	(1)
Securities available for sale	(3)	(10)	(13)
Short-term investments	1	—	1
Other investments	1	1	2

Total interest income (taxable equivalent)	(3)	(77)	(80)
INTEREST EXPENSE
NOW and money market deposit accounts	5	(18)	(13)
Savings deposits	—	(2)	(2)
Certificates of deposit ($100,000 or more)	2	(4)	(2)
Other time deposits	(6)	(4)	(10)
Deposits in foreign office	1	(1)	—

Total interest-bearing deposits	2	(29)	(27)
Federal funds purchased and securities sold under repurchase agreements	(2)	(2)	(4)
Bank notes and other short-term borrowings	(1)	(5)	(6)
Long-term debt, including capital securities	(13)	(12)	(25)

Total interest expense	(14)	(48)	(62)

Net interest income (taxable equivalent)	$11	$(29)	$(18)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

As shown in Figure 8, noninterest income for the first quarter of 2004 was $431 million, up $34 million, or 9%, from the same period last year.

Stronger financial markets contributed to a $14 million increase in income from trust and investment services. In addition, Key recorded net gains of $10 million from principal investing in the first quarter of 2004, compared with net losses of $3 million for the year-ago quarter. Noninterest income also benefited from a $14 million decrease in net losses incurred on the residual values of leased vehicles and equipment, and a $10 million increase in net gains from loan sales. These positive results were partially offset by lower income from trading activities and from service charges on deposit accounts.

Figure 8. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Trust and investment services income	$146	$132	$14	10.6%
Service charges on deposit accounts	84	92	(8)	(8.7)
Investment banking and capital markets income	41	34	7	20.6
Letter of credit and loan fees	37	31	6	19.4
Corporate-owned life insurance income	27	27	—	—
Net gains from loan securitizations and sales	25	15	10	66.7
Electronic banking fees	18	19	(1)	(5.3)
Net securities gains	—	4	(4)	(100.0)
Other income:
Insurance income	11	13	(2)	(15.4)
Loan securitization servicing fees	1	2	(1)	(50.0)
Credit card fees	3	3	—	—
Miscellaneous income	38	25	13	52.0

Total other income	53	43	10	23.3

Total noninterest income	$431	$397	$34	8.6%

The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.

Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9.

The growth in trust and investment services income was attributable primarily to a rise in the market value of assets under management and a higher level of brokerage commissions, both of which reflected improvements in the equity markets. In addition, trust and investment services income benefited from the implementation of various pricing initiatives and the acquisition of NewBridge Partners, both of which occurred during the latter half of 2003.

Figure 9. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Brokerage commission income	$50	$47	$3	6.4%
Personal asset management and custody fees	42	35	7	20.0
Institutional asset management and custody fees	9	11	(2)	(18.2)
Bond services	11	9	2	22.2
All other fees	34	30	4	13.3

Total trust and investment services income	$146	$132	$14	10.6%

A significant portion of Key’s trust and investment services income is based on the value of assets under management. At March 31, 2004, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $69.4 billion, representing a 14% increase from $60.8 billion at March 31, 2003. A general increase in the market value of assets under management and net asset inflows of approximately $1.2 billion attributable to the acquisition of NewBridge Partners drove the improvement. The composition of Key’s assets under management is shown in Figure 10.

Figure 10. Assets Under Management

	2004	2003
in millions	First	Fourth	Third	Second	First
Assets under management by investment type:
Equity	$31,898	$31,768	$28,839	$26,931	$25,415
Fixed income	18,168	17,355	17,300	17,121	16,310
Money market	19,332	19,580	18,901	19,250	19,073

Total	$69,398	$68,703	$65,040	$63,302	$60,798

Proprietary mutual funds included in assets under management:
Equity	$3,327	$3,165	$2,777	$2,604	$2,236
Fixed income	970	1,015	1,087	1,144	1,125
Money market	9,397	10,188	10,205	10,362	10,762

Total	$13,694	$14,368	$14,069	$14,110	$14,123

Service charges on deposit accounts. The decrease in service charges on deposit accounts was due primarily to lower overdraft and maintenance fees. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products.

Investment banking and capital markets income. As shown in Figure 11, investment banking and capital markets income increased because of improved results from principal investing activities and higher income from foreign exchange. These positive results were offset in part by the less favorable results from dealer trading and derivatives.

Key’s principal investing income is susceptible to volatility since most of it is derived from equity investments in small to medium-sized businesses, some of which are in relatively early stages of economic development and strategy implementation. Principal investments consist of direct and indirect investments in predominantly privately-held companies and are carried on the balance sheet at fair value ($773 million at March 31, 2004, and $698 million at March 31, 2003). Thus, the net gains and losses presented in Figure 11 stem from changes in estimated fair values, as well as actual gains and losses on sales of principal investments.

Less favorable results from dealer trading and derivatives were due primarily to two factors. Higher than anticipated prepayments on home equity loans resulted in a reduction in the carrying amount of retained interests in securitized loans, and net losses from trading activities were recorded for the first quarter of 2004, compared with net gains for the same period last year.

Figure 11. Investment Banking and Capital Markets Income

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Investment banking income	$24	$22	$2	9.1%
Net gains (losses) from principal investing	10	(3)	13	N/M
Foreign exchange income	12	7	5	71.4
Dealer trading and derivatives income (loss)	(5)	8	(13)	N/M

Total investment banking and capital markets income	$41	$34	$7	20.6%

N/M = Not Meaningful

Letter of credit and loan fees. The increase in letter of credit and loan fees was due primarily to higher origination and commitment fees generated by the Corporate Banking line of business. Higher fees from letter of credit activities also contributed to the increase.

Other income. The increase in other income was due largely to the $14 million decrease in net losses incurred on the residual values of leased vehicles and equipment included in “miscellaneous income.”

Noninterest expense

As shown in Figure 12, noninterest expense for the first quarter of 2004 was $659 million and essentially unchanged from the same period last year.

Higher personnel expense resulting from an increase in incentive compensation accruals was offset by declines in most of the other major components of noninterest expense. The $12 million decrease in equity- and gross receipts-based taxes reflected a $7 million reduction stemming from the reversal of an overaccrual of certain business taxes.

Figure 12. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Personnel	$373	$363	$10	2.8%
Net occupancy	58	59	(1)	(1.7)
Computer processing	44	44	—	—
Equipment	31	32	(1)	(3.1)
Marketing	23	25	(2)	(8.0)
Professional fees	25	25	—	—
Other expense:
Postage and delivery	13	15	(2)	(13.3)
Telecommunications	7	8	(1)	(12.5)
Equity- and gross receipts-based taxes	(7)	5	(12)	N/M
OREO expense, net	4	1	3	300.0
Miscellaneous expense	88	80	8	10.0

Total other expense	105	109	(4)	(3.7)

Total noninterest expense	$659	$657	$2	.3%

Average full-time equivalent employees	19,585	20,447	(862)	(4.2)%

N/M = Not Meaningful

The following discussion explains the composition of certain components of Key’s noninterest expense and the factors that caused those components to change.

Personnel. As shown in Figure 13, personnel expense, the largest category of Key’s noninterest expense, rose by $10 million, or 3%, from the first three months of 2003. This increase resulted from higher incentive compensation accruals, offset in part by lower salaries expense.

Figure 13. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2004	2003	Amount	Percent
Salaries	$209	$218	$(9)	(4.1)%
Incentive compensation	85	64	21	32.8
Employee benefits	71	72	(1)	(1.4)
Stock-based compensation	7	4	3	75.0
Severance	1	5	(4)	(80.0)

Total personnel expense	$373	$363	$10	2.8%

One of management’s top three priorities for 2004 is to manage Key’s expenses effectively. The level of Key’s personnel expense continues to reflect the disciplined approach that we have taken to control Key’s expenses over the past several years. We will continue to evaluate staffing levels and to make appropriate changes when they can be accomplished without damaging either customer service or our ability to develop higher return businesses. For the first quarter of 2004, the number of average full-time equivalent employees was 19,585, compared with 19,618 for the fourth quarter of 2003 and 20,447 for the year-ago quarter.

Income taxes

The provision for income taxes was $102 million for the first quarter of 2004, compared with $74 million for the comparable period in 2003. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 29.0% for the first quarter of 2004, compared with 25.4% for the first quarter of 2003.

As discussed below, Key has transferred the management of residual values of certain equipment leases to a foreign subsidiary in a lower tax jurisdiction. A smaller number of such leases were transferred during the first quarter of 2004 than in the first quarter of 2003, which contributed to the increase in the effective tax rate. In addition, tax-exempt income from corporate-owned life insurance and credits associated with investments in low-income housing projects each represented a lower percentage of income before income taxes in the first quarter of 2004 than in the year-ago quarter.

The effective tax rates for both the current and prior year are substantially below Key’s combined statutory federal and state rate of 37.5%. This is partially due to the fact that portions of the equipment leasing portfolio became subject to a lower income tax rate in the latter half of 2001 when Key transferred responsibility for the management of portions of that portfolio to a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this subsidiary, no deferred income taxes have been recorded on those earnings in accordance with SFAS No. 109, “Accounting for Income Taxes.” Other factors that account for the difference between the effective and statutory tax rates in the current and prior year include tax deductions associated with dividends paid to Key’s 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

Financial Condition

Loans

At March 31, 2004, total loans outstanding were $62.5 billion, compared with $62.7 billion at December 31, 2003, and March 31, 2003. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans”) on page 16. Among the factors that contributed to the decrease in our loans from one year ago are:

w	Loan sales completed to improve the profitability of the overall portfolio or to accommodate our asset/liability management needs;

w	Weak commercial loan demand due to the soft economy; and

w	Our decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, several acquisitions have improved our ability to generate and securitize new loans, especially in the area of commercial real estate.

Commercial loan portfolio. Commercial loans outstanding decreased by $264 million, or less than 1%, from one year ago. Over the past year, growth in equipment lease financing receivables was more than offset by declines in all other commercial portfolios, reflecting softness in the economy and our decision to discontinue many credit-only relationships in the leveraged financing and nationally syndicated lending businesses. The aggregate decline in these other commercial portfolios was moderated by Key’s consolidation of an asset-backed commercial paper conduit during the third quarter of 2003. This consolidation, which resulted from an accounting change, added approximately $200 million to Key’s commercial loan portfolio.

Equipment lease financing is a specialty business in which Key believes it has both the scale and array of products to compete on a world-wide basis. Despite the soft economy, this business has had continued growth during the past twelve months due in part to the success of our “Lead with leasing” campaign designed to improve the penetration of Key’s middle-market customer base.

Commercial real estate loans related to both owner and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At March 31, 2004, Key’s commercial real estate portfolio included mortgage loans of $5.8 billion and construction loans of $4.8 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $37 million. The average size of a construction loan commitment was $7 million. The largest construction loan commitment was $65 million, of which $14 million was outstanding.

Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. The KeyBank Real Estate Capital line of business deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 56% of Key’s total average commercial real estate loans during the first quarter of 2004. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 14, is diversified by both industry type and geography.

Figure 14. Commercial Real Estate Loans

	Geographic Region

March 31, 2004 dollars in millions	East	Midwest	Central	West	Total	Percent of Total

Nonowner-occupied:
Multi-family properties	$597	$470	$627	$584	$2,278	21.5%
Retail properties	178	420	112	237	947	9.0
Office buildings	75	51	171	172	469	4.4
Residential properties	158	58	207	466	889	8.4
Warehouses	48	75	90	111	324	3.1
Manufacturing facilities	2	15	9	17	43	.4
Hotels/Motels	4	4	1	15	24	.2
Other	156	250	49	184	639	6.1

	1,218	1,343	1,266	1,786	5,613	53.1
Owner-occupied	740	1,872	655	1,699	4,966	46.9

Total	$1,958	$3,215	$1,921	$3,485	$10,579	100.0%

Nonowner-occupied:
Nonperforming loans	$1	$3	—	$5	$9	N/M
Accruing loans past due 90 days or more	—	1	—	2	3	N/M
Accruing loans past due 30 through 89 days	1	15	$3	7	26	N/M

N/M = Not Meaningful

Consumer loan portfolio. The level of consumer loans outstanding was unchanged from one year ago. Our home equity portfolio increased by $339 million, largely as a result of our focused efforts to grow this business, facilitated by a period of lower interest rates. During the same period, indirect marine loans rose by $344 million. The growth of these portfolios was offset by declines of $453 million in automobile lease financing receivables and $277 million in residential real estate mortgage loans. The decline in automobile lease financing receivables reflects our decision to exit the automobile leasing business. Residential real estate loans declined because most of the new loans originated by Key over the past twelve months were originated for sale. Additionally, low interest rates led to an increase in mortgage prepayment activity.

Excluding loan sales and acquisitions, consumer loans would have increased by $1.3 billion, or 6%, during the past twelve months.

The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Retail Banking line of business (56% of the home equity portfolio at March 31, 2004) and the National Home Equity unit within our Consumer Finance line of business.

The National Home Equity unit has two components: Champion Mortgage Company, a home equity finance company, and Key Home Equity Services, which purchases individual loans from an extensive network of correspondents and agents.

Figure 15 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 15. Home Equity Loans

	2004	2003
dollars in millions	First	Fourth	Third	Second	First
SOURCES OF LOANS OUTSTANDING AT PERIOD END
Retail Banking (KeyCenters) and Small Business	$8,490	$8,370	$8,324	$8,152	$7,788
McDonald Financial Group and other sources	1,500	1,483	1,455	1,418	1,357

Champion Mortgage Company	2,842	2,857	2,747	2,461	2,332
Key Home Equity Services division	1,651	2,328	2,353	2,657	2,667

National Home Equity unit	4,493	5,185	5,100	5,118	4,999

Total	$14,483	$15,038	$14,879	$14,688	$14,144

Nonperforming loans at period end	$161	$153	$151	$152	$154
Net charge-offs for the period	16	15	14	13	13
Yield for the period	5.64%	5.54%	5.80%	6.09%	6.29%

Sales and securitizations. During the past twelve months, Key sold $1.6 billion of commercial real estate loans, $1.2 billion of education loans ($1.0 billion through securitizations), $1.4 billion of home equity loans, $585 million of residential real estate loans, and $390 million of commercial loans.

Among the factors that Key considers in determining which loans to securitize are:

w	whether the characteristics of a specific loan portfolio make it conducive to securitization;

w	the relative cost of funds;

w	the level of credit risk; and

w	capital requirements.

Figure 16 summarizes Key’s loan sales (including securitizations) for the first three months of 2004 and all of 2003.

Figure 16. Loans Sold

		Commercial	Residential	Home
in millions	Commercial	Real Estate	Real Estate	Equity	Education	Total
2004
First quarter	$130	$198	$61	$664	$138	$1,191

Total	$130	$198	$61	$664	$138	$1,191

2003
Fourth quarter	$73	$599	$129	$96	$96	$993
Third quarter	120	423	211	473	895	2,122
Second quarter	67	408	184	134	85	878
First quarter	52	253	147	112	109	673

Total	$312	$1,683	$671	$815	$1,185	$4,666

Figure 17 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $571 million of the $30.5 billion of loans administered or serviced at March 31, 2004. Additional information about this recourse arrangement is included under the heading “Recourse agreement with Federal National Mortgage Association” on page 25.

Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as “other income”) from servicing or administering the loans, and we earn interest income from any securitized assets retained.

Figure 17. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2004	2003	2003	2003	2003
Commercial real estate loans	$25,708	$25,376	$24,379	$22,428	$20,508
Education loans	4,465	4,610	4,750	4,161	4,381
Home equity loans	191	215	283	334	389
Commercial loans	174	167	153	142	130
Automobile loans	—	—	—	29	40

Total	$30,538	$30,368	$29,565	$27,094	$25,448

Securities

At March 31, 2004, the securities portfolio totaled $8.7 billion and included $7.5 billion of securities available for sale, $94 million of investment securities and $1.2 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2003, was $8.8 billion, including $7.6 billion of securities available for sale, $98 million of investment securities and $1.1 billion of other investments. The weighted-average maturity of the portfolio was 2.6 years at March 31, 2004, compared with 3.1 years at December 31, 2003.

The size and composition of Key’s securities portfolio are dependent largely on our needs for liquidity and the extent to which we are required or elect to hold these assets as collateral to secure public and trust deposits. Although debt securities are generally used for this purpose, other assets, such as securities purchased under resale agreements, may be used temporarily when they provide more favorable yields.

Securities available for sale. The majority of Key’s securities available for sale portfolio consist of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (“CMO”) is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At March 31 2004, Key had $7.0 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $7.1 billion at December 31, 2003, and $8.0 billion at March 31, 2003. Key invested more heavily in these securities during 2002 as opportunities to originate loans (Key’s preferred earning asset) declined in the soft economy. However, during the second quarter of 2003, Key reduced the level of its CMOs by approximately $750 million, primarily through sales undertaken to manage prepayment risk. The securities sold were backed by higher coupon mortgages and had very short expected average lives. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-maturity class bonds that are structured to have more predictable cash flows than other longer-term class bonds during periods of rising interest rates.

Figure 18 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 14.

Figure 18. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained					Weighted
	Agencies and	Political	Mortgage	Backed	Interests in	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities			Total	Yield [b]
MARCH 31, 2004
Remaining maturity:
One year or less	$1	—	$194	$27	$16	$5			$243	7.38%
After one through five years	30	$4	6,143	327	149	200	[c]		6,853	4.26
After five through ten years	1	7	196	69	18	4			295	7.87
After ten years	3	11	44	2	—	12	[c]		72	8.67

Fair value	$35	$22	$6,577	$425	$183	$221			$7,463	—
Amortized cost	34	22	6,580	410	107	204			7,357	4.58%
Weighted-average yield	2.43%	7.54%	4.04%	5.66%	35.56%	1.63	[b]	%	4.58%	—
Weighted-average maturity	2.8 years	11.0 years	2.5 years	2.9 years	4.4 years	4.0 years			2.6 years	—

DECEMBER 31, 2003
Fair value	$64	$23	$6,606	$469	$175	$301			$7,638	—
Amortized cost	63	23	6,696	453	105	288			7,628	4.54%

MARCH 31, 2003
Fair value	$24	$28	$7,310	$730	$193	$170			$8,455	—
Amortized cost	23	27	7,283	698	148	200			8,379	5.22%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost and exclude equity securities of $132 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	Includes primarily marketable equity securities with no stated maturity.

Investment securities. Securities issued by states and political subdivisions account for the majority of Key’s investment securities. Figure 19 shows the composition, yields and remaining maturities of these securities.

Figure 19. Investment Securities

	U.S. Treasury,	States and			Weighted
	Agencies and	Political	Other		Average
dollars in millions	Corporations	Subdivisions	Securities	Total	Yield [a]
MARCH 31, 2004
Remaining maturity:
One year or less	—	$23	$2	$25	9.83%
After one through five years	—	48	13	61	7.84
After five through ten years	—	7	—	7	8.42
After ten years	—	1	—	1	11.30

Amortized cost	—	$79	$15	$94	8.43%
Fair value	—	84	15	99	—
Weighted-average maturity	—	2.3 years	3.5 years	2.5 years	—

DECEMBER 31, 2003
Amortized cost	—	$83	$15	$98	8.50%
Fair value	—	89	15	104	—

MARCH 31, 2003
Amortized cost	$15	$113	$4	$132	8.32%
Fair value	15	121	4	140	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit – are carried at fair value, which aggregated $773 million at March 31, 2004, $732 million at December 31, 2003, and $698 million at March 31, 2003. They represent approximately 67% of other investments at March 31, 2004, and include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

In addition to principal investments, other investments include securities that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.

Deposits and other sources of funds

“Core deposits”   —  domestic deposits other than certificates of deposit of $100,000 or more – are Key’s primary source of funding. During the first quarter of 2004, core deposits averaged $42.6 billion, and represented 58% of the funds Key used to support earning assets, compared with $40.4 billion and 55%, respectively, during the same quarter in 2003. The composition of Key’s deposits is shown in Figure 6, which spans pages 40 and 41.

The increase in the level of Key’s core deposits during the past twelve months was due primarily to higher levels of NOW accounts, money market deposit accounts and noninterest-bearing deposits. These deposits grew because clients showed a preference for investments that provide high levels of liquidity in a low interest rate environment. Noninterest-bearing deposits also increased because we intensified our cross-selling efforts, introduced new products, such as free checking, and collected more escrow deposits associated with the servicing of commercial real estate loans. During the same period, time deposits decreased by 7% in part because, like our competitors, Key reduced the rates paid for them as the Federal Reserve reduced interest rates in general.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $13.7 billion during the first quarter of 2004, compared with $14.0 billion during the year-ago quarter. Increases in the volume of large certificates of deposit and deposits in the foreign branch were more than offset by a decline in short-term borrowings. The overall reduction in purchased funds is attributable in part to reduced funding needs due to core deposit growth, loan sales, slow demand for commercial loans and our decision to scale back or discontinue certain types of lending.

We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.

Capital

Shareholders’ equity. Total shareholders’ equity at March 31, 2004, was $7.0 billion, up $30 million from the balance at December 31, 2003. Growth in retained earnings and the issuance of common shares out of the treasury stock account in connection with employee stock purchase, dividend reinvestment and stock option programs contributed to the increase. Other factors contributing to the change in shareholders’ equity during the first three months of 2004 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.

Changes in common shares outstanding. Share repurchases and other activities that caused the change in Key’s outstanding common shares over the past five quarters are summarized in Figure 20 below.

Figure 20. Changes in Common Shares Outstanding

in thousands	1Q04	4Q03	3Q03	2Q03	1Q03
Shares outstanding at beginning of period	416,494	419,266	421,074	422,783	423,944
Issuance of shares under employee benefit and dividend reinvestment plans	3,659	1,228	692	1,291	839
Repurchase of common shares	(8,000)	(4,000)	(2,500)	(3,000)	(2,000)

Shares outstanding at end of period	412,153	416,494	419,266	421,074	422,783

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. Key’s repurchase activity for each of the three months ended March 31, 2004, is summarized in Figure 21.

Figure 21. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of each Month-End [a]
January 1-31, 2004	1,680	$31.11	1,680	19,320
February 1-29, 2004	3,528	31.64	3,528	15,792
March 1-31, 2004	2,792	31.90	2,792	13,000

Total	8,000	$31.62	8,000

(a)	In September 2003, the Board of Directors authorized the repurchase of up to 25,000,000 common shares, including 6,264,400 shares remaining at the time from an earlier repurchase program. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.

At March 31, 2004, Key had 79,735,678 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first three months of 2004, Key reissued 3,658,858 treasury shares.

Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.29% at March 31, 2004, and 7.98% at March 31, 2003. Key’s ratio of tangible equity to tangible assets was 6.98% at March 31, 2004. Management believes that Key’s strong capital position provides the flexibility to take advantage of investment opportunities and to repurchase shares when appropriate.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 70 of Key’s 2003 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2004, Key’s Tier 1 capital ratio was 8.10%, and its total capital ratio was 12.22%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2004, Key had a leverage ratio of 8.45%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Both of Key’s affiliate banks qualified as “well capitalized” at March 31, 2004, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at March 31, 2004. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

Figure 22 presents the details of Key’s regulatory capital position at March 31, 2004, December 31, 2003 and March 31, 2003.

Figure 22. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2004	2003	2003
TIER 1 CAPITAL
Common shareholders’ equity[a]	$6,927	$6,961	$6,813
Qualifying capital securities	1,292	1,306	1,091
Less: Goodwill	1,150	1,150	1,142
Other assets[b]	64	61	53

Total Tier 1 capital	7,005	7,056	6,709

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,102	1,079	1,092
Net unrealized gains on equity securities available for sale	7	5	—
Qualifying long-term debt	2,462	2,475	2,599

Total Tier 2 capital	3,571	3,559	3,691

Total risk-based capital	$10,576	$10,615	$10,400

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$67,622	$67,675	$68,273
Risk-weighted off-balance sheet exposure	20,540	18,343	18,693
Less: Goodwill	1,150	1,150	1,142
Other assets[b]	408	336	279
Plus: Market risk-equivalent assets	218	244	170

Gross risk-weighted assets	86,822	84,776	85,715
Less: Excess allowance for losses on loans and lending-related commitments	274	327	329

Net risk-weighted assets	$86,548	$84,449	$85,386

AVERAGE QUARTERLY TOTAL ASSETS	$84,525	$84,000	$83,914

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.10%	8.35%	7.86%
Total risk-based capital ratio	12.22	12.57	12.18
Leverage ratio[c]	8.45	8.55	8.13

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

Other assets deducted from risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b) and deductible portions of nonfinancial equity investments.

Risk Management

Overview

Certain risks are inherent in the business activities conducted by financial services companies. As such, the ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining a company’s safety and soundness and to maximizing its profitability. Management believes that the most significant risks to which Key is exposed are market risk, credit risk, liquidity risk and operational risk. Each of these types of risk is defined and discussed in greater detail in the remainder of this section.

Key’s Board of Directors (“Board”) has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, advocates adherence to Key’s code of ethics and administers an annual self-assessment process. The Board has established separate Audit and Finance Committees, whose appointed members play an integral role in helping the Board meet its risk oversight responsibilities. The responsibilities of these two committees are summarized on page 33 of Key’s 2003 Annual Report to Shareholders.

Market risk management

The values of some financial instruments vary not only with changes in market interest rates, but also with changes in foreign exchange rates, factors influencing valuations in the equity securities markets and other market-driven rates or prices. For example, the value of a fixed-rate bond will decline if market interest rates increase. Similarly, the value of the U.S. dollar regularly fluctuates in relation to other currencies. When the value of an instrument is tied to such external factors, the holder faces “market risk.” Most of Key’s market risk is derived from interest rate fluctuations.

Interest rate risk management

Key’s Asset/Liability Management Policy Committee (“ALCO”) has developed a program to measure and manage interest rate risk. This senior management committee is also responsible for approving Key’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Key’s interest rate sensitivity exposure.

Factors contributing to interest rate exposure. Key uses interest rate exposure models to quantify the potential impact that a variety of possible interest rate scenarios may have on earnings and the economic value of equity. The various scenarios estimate the level of Key’s interest rate exposure arising from option risk, basis risk and gap risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 33 of Key’s 2003 Annual Report to Shareholders.

Measurement of short-term interest rate exposure. Key uses a simulation model to measure interest rate risk. The model estimates the impact that various changes in the overall level of market interest rates would have on net interest income over one-and two-year time periods. The results help Key develop strategies for managing exposure to interest rate risk.

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions and judgments, related primarily to loan and deposit growth, asset and liability prepayments, interest rate variations, product pricing, and on- and off-balance sheet management strategies. Management believes that the assumptions used are reasonable. Nevertheless, simulation modeling produces only a sophisticated estimate, not a precise calculation of exposure.

Key’s risk management guidelines call for preventive measures to be taken if simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months, defined as a stressed interest rate scenario, would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines.

When an increase in short-term interest rates is expected to generate lower net interest income, the balance sheet is said to be “liability-sensitive,” meaning that rates paid on deposits and other liabilities respond more quickly to market forces than yields on loans and other assets. Conversely, when an increase in short-term interest rates is expected to generate greater net interest income, the balance sheet is said to be “asset-sensitive,” meaning that yields on loans and other assets respond more quickly to market forces than rates paid on deposits and other liabilities. Key has historically maintained a modest liability-sensitive position to increasing interest rates under our “standard” risk assessment. Management actively monitors the risk of rising interest rates and takes preventive actions, when deemed necessary, with the objective of assuring that net interest income at risk does not exceed internal guidelines. In addition, since rising rates typically reflect an improving economy, management expects that Key’s lines of business could increase their portfolios of market-rate loans and deposits, which would further mitigate the effect of rising rates on Key’s interest expense.

For purposes of simulation modeling, we estimate net interest income starting with current market interest rates and assume that those rates will not change in future periods. Then, we measure the amount of net interest income at risk by gradually increasing or decreasing the Federal Funds target rate by 200 basis points over the next twelve months. At the same time, we adjust other market interest rates, such as U.S. Treasury, LIBOR, and interest rate swap rates, but not as dramatically. These market interest rate assumptions form the basis for our “standard” risk assessment in a stressed period for interest rate changes. We also assess rate risk assuming that market interest rates move faster or slower, and that the magnitude of change results in “steeper” or “flatter” yield curves.

Short-term interest rates were relatively low at March 31, 2004. To make the working model more realistic in these circumstances, management modified Key’s standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 25 basis points over two months and no change over the following ten months.

In addition to modeling interest rates as described above, Key models the balance sheet in three distinct ways to forecast changes over different periods and under different conditions. Our initial simulation of net interest income assumes that the composition of the balance sheet will not change over the next year. Another simulation, using Key’s “most likely balance sheet,” assumes that the balance sheet will grow at levels consistent with consensus economic forecasts. Finally, we simulate the impact of increasing market interest rates in the second year of a two-year time horizon. The first year of this simulation is identical to the “most likely balance sheet” simulation, except that we assume market interest rates do not change. For more information on the specific assumptions used by Key in each of these simulations, see the section entitled “Measurement of short-term interest rate exposure,” which begins on page 33 of Key’s 2003 Annual Report to Shareholders.

As of March 31, 2004, based on the results of our simulation model using Key’s “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .46% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Consequently, if short-term interest rates gradually decrease by 25 basis points over the next two months, net interest income would be expected to decrease by approximately .37% over the next year.

The decline in net interest income under both of the above scenarios reflects the fact that Key is currently in a liability sensitive position when interest rates increase and an asset sensitive position when rates decrease. Key’s asset sensitive position to a decrease in interest rates stems from the fact that short-term rates are at historically low levels. Consequently, the results of the simulation model reflect management’s assumption that yields on earning assets will decline, while the opportunity to decrease interest rates on deposits is limited. To mitigate the risk of a potentially adverse effect on earnings, management is using interest rate contracts while maintaining the flexibility to lower rates on deposits, if necessary.

The results of the “most likely balance sheet” simulation form the basis for our “standard” risk assessment that is performed monthly and reported to Key’s risk governance committees in accordance with ALCO policy. There are a variety of factors that can influence the results of the simulation. Assumptions we make about loan and deposit growth strongly influence funding, liquidity, and interest rate sensitivity. Figure 25

(“Net Interest Income Volatility”) on page 35 of Key’s 2003 Annual Report to Shareholders illustrates the variability of the simulation results that can arise from changing certain major assumptions.

As of March 31, 2004, based on the results of our model in which we simulate the impact of increasing market interest rates in the second year of a two-year time horizon using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to increase by approximately .58% if short-term interest rates gradually increase by 200 basis points during that year. Conversely, if short-term interest rates gradually decrease by 25 basis points over the first two months of the second year, net interest income would be expected to decrease by approximately .87% during that year.

As described previously, Key would be in an asset-sensitive position in the second year of the “most likely balance sheet” simulation because many of the interest rate swaps used for asset/liability management purposes mature during that year, and our natural business flows are biased towards more rate sensitive loans compared with deposits.

Measurement of long-term interest rate exposure. Key uses an economic value of equity model to complement short-term interest rate risk analysis. The benefit of this model is that it measures exposure to interest rate changes over time frames longer than two years. The economic value of Key’s equity is determined by aggregating the present value of projected future cash flows for asset, liability and derivative positions based on the current yield curve. However, economic value does not represent the fair values of asset, liability and derivative positions since it does not consider factors like credit risk and liquidity.

Key’s guidelines for risk management call for preventive measures to be taken if an immediate 200 basis point increase or decrease in interest rates is estimated to reduce the economic value of equity by more than 15%. Key is operating within these guidelines. Certain short-term interest rates were limited to reductions of less than 200 basis points because they were already unusually low.

Management of interest rate exposure. Management uses the results of short-term and long-term interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within the bounds of Key’s interest rate risk, liquidity and capital guidelines.

We actively manage our interest rate sensitivity through investment securities, debt issuance and derivatives. Interest rate swaps are the primary tool we use to modify our interest rate sensitivity and our asset and liability durations. During the past year, management has focused on interest rate swap maturities of two years or less to preserve the flexibility of changing from “liability sensitive” to “asset sensitive” in a relatively short period of time. During the past six months, management has limited its use of interest rate swaps to move toward a less “liability sensitive” interest rate risk profile. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 23 shows the maturity structure for all swap positions held for asset/liability management purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 12 (“Derivatives and Hedging Activities”), which begins on page 27.

Figure 23. Portfolio Swaps By Interest Rate Risk Management Strategy

	March 31, 2004					March 31, 2003
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value
Receive fixed/pay variable—conventional A/LMa	$10,925	$110	1.2	2.2%	1.1%	$10,425	$168
Receive fixed/pay variable—conventional debt	5,668	406	6.6	5.4	1.2	4,933	475
Pay fixed/receive variable—conventional debt	1,497	(105)	5.0	1.7	5.6	2,121	(134)
Pay fixed/receive variable—forward starting	45	—	1.7	2.1	2.8	—	—
Foreign currency—conventional debt	1,804	298	2.0	2.6	1.3	2,279	257
Basis swaps[b]	8,760	(3)	1.2	1.1	1.2	10,145	(4)
Basis—forward starting[b]	1,000	—	2.0	1.0	1.1	—	—

Total portfolio swaps	$29,699	$706	2.5	2.5%	1.4%	$29,903	$762

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Trading portfolio risk management

Key’s trading portfolio is described in Note 12.

Management uses a value at risk (“VAR”) model to estimate the potential adverse effect of changes in interest and foreign exchange rates and equity prices on the fair value of Key’s trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At March 31, 2004 and 2003, Key’s aggregate daily VAR was $1.0 million. Aggregate daily VAR averaged $1.1 million for the first three months of 2004, compared with an average of $1.0 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

Credit risk management

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. It is inherent in the financial services industry and results from extending credit to clients, purchasing securities and entering into financial derivative contracts.

Credit policy, approval and evaluation. Key manages its credit risk exposure through a multi-faceted program. Both retail and commercial credit policies are approved by independent committees, which are chaired by Key’s Chief Risk Officer. Once approved, these policies are communicated throughout Key to ensure consistency in our approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation,” on page 37 of Key’s 2003 Annual Report to Shareholders.

Allowance for loan losses. The allowance for loan losses at March 31, 2004, was $1.3 billion, or 2.09% of loans. This compares with $1.4 billion, or 2.27% of loans, at March 31, 2003. The allowance includes $48 million that was specifically allocated for impaired loans of $141 million at March 31, 2004, compared with $142 million that was allocated for impaired loans of $348 million a year ago. For more information about impaired loans, see Note 8 (“Impaired Loans and Other Nonperforming Assets”) on page 19. At March 31, 2004, the allowance for loan losses was 222.49% of nonperforming loans, compared with 157.19% at March 31, 2003.

During the first quarter of 2004, Key reclassified $70 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. First quarter earnings and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expense and other liabilities” on the balance sheet.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 51 of Key’s 2003 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at March 31, 2004, represents management’s best estimate of the losses inherent in the loan portfolio at that date.

The level of watch credits in the commercial portfolio has been progressively decreasing since the end of 2002. Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits were commercial real estate, commercial lease financing and media. These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key’s strategy to limit the concentration of credit risk in any single portfolio.

As shown in Figure 24, the decrease in Key’s allowance for loan losses since March 31, 2003, was attributable to developments in the commercial loan portfolio. These developments included the first quarter 2004 reclassification of $70 million of Key’s allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments, stabilizing credit quality trends in certain portfolios and weak demand for commercial loans in a soft economy.

Figure 24. Allocation of the Allowance for Loan Losses

	March 31, 2004		December 31, 2003		March 31, 2003
		Percent of		Percent of		Percent of
		Loan Type to		Loan Type to		Loan Type to
dollars in millions	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agricultural	$885	27.3%	$943	27.1%	$1,011	27.6%
Real estate — commercial mortgage	35	9.3	42	9.1	48	9.6
Real estate — construction	58	7.6	68	7.9	88	8.7
Commercial lease financing	78	13.9	88	13.6	88	12.5

Total commercial loans	1,056	58.1	1,141	57.7	1,235	58.4
Real estate — residential mortgage	3	2.5	3	2.5	2	3.0
Home equity	70	23.2	77	24.0	63	22.5
Consumer — direct	46	3.3	47	3.4	15	3.3
Consumer — indirect lease financing	6	.4	8	.5	4	1.1
Consumer — indirect other	111	8.6	118	8.1	100	7.9

Total consumer loans	236	38.0	253	38.5	184	37.8
Loans held for sale	14	3.9	12	3.8	2	3.8

Total	$1,306	100.0%	$1,406	100.0%	$1,421	100.0%

Net loan charge-offs. Net loan charge-offs for the first quarter of 2004 totaled $111 million, or .71% of average loans, representing the lowest level of net charge-offs since the first quarter of 2001. These results compare with net charge-offs of $161 million, or 1.04% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 25. The decrease in net charge-offs from the year-ago quarter occurred primarily in the structured finance and large corporate segments of the commercial loan portfolio.

Figure 25. Summary of Loan Loss Experience

	Three months ended March 31,
dollars in millions	2004	2003
Average loans outstanding during the period	$62,796	$62,845

Allowance for loan losses at beginning of period	$1,406	$1,452
Loans charged off:
Commercial, financial and agricultural	52	87
Real estate — commercial mortgage	8	11
Real estate — construction	—	4

Total commercial real estate loans[a]	8	15
Commercial lease financing	10	12

Total commercial loans	70	114
Real estate — residential mortgage	2	2
Home equity	17	14
Consumer — direct	12	12
Consumer — indirect lease financing	3	5
Consumer — indirect other	45	43

Total consumer loans	79	76

	149	190
Recoveries:
Commercial, financial and agricultural	13	6
Real estate — commercial mortgage	1	5
Real estate — construction	—	3

Total commercial real estate loans[a]	1	8
Commercial lease financing	3	1

Total commercial loans	17	15
Home equity	1	1
Consumer — direct	2	2
Consumer — indirect lease financing	1	1
Consumer — indirect other	17	10

Total consumer loans	21	14

	38	29

Net loans charged off	(111)	(161)
Provision for loan losses	81	130
Reclassification of allowance for credit losses on lending-related commitments [b]	(70)	—

Allowance for loan losses at end of period	$1,306	$1,421

Net loan charge-offs to average loans	.71%	1.04%
Allowance for loan losses to period-end loans	2.09	2.27
Allowance for loan losses to nonperforming loans	222.49	157.19

(a)	See Figure 14 on page 48 and the accompanying discussion on page 47 for more information related to Key’s commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 26 shows the composition of Key’s nonperforming assets, which have declined for six consecutive quarters. These assets totaled $670 million at March 31, 2004, and represented 1.07% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $753 million, or 1.20%, at December 31, 2003, and $968 million, or 1.54%, at March 31, 2003.

Figure 26. Summary of Nonperforming Assets and Past Due Loans

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2004	2003	2003	2003	2003
Commercial, financial and agricultural	$191	$252	$345	$361	$381

Real estate — commercial mortgage	72	85	89	143	165
Real estate — construction	12	25	38	22	37

Total commercial real estate loans[a]	84	110	127	165	202
Commercial lease financing	84	103	108	92	91

Total commercial loans	359	465	580	618	674
Real estate — residential mortgage	39	39	36	38	39
Home equity	161	153	151	152	154
Consumer — direct	10	14	12	13	13
Consumer — indirect lease financing	2	3	3	4	5
Consumer — indirect other	16	20	13	12	19

Total consumer loans	228	229	215	219	230

Total nonperforming loans	587	694	795	837	904

OREO	76	61	69	60	62
Allowance for OREO losses	(5)	(4)	(4)	(3)	(3)

OREO, net of allowance	71	57	65	57	59
Other nonperforming assets	12	2	2	3	5

Total nonperforming assets	$670	$753	$862	$897	$968

Accruing loans past due 90 days or more	$127	$152	$165	$172	$207
Accruing loans past due 30 through 89 days	559	613	710	731	721

Nonperforming loans to period-end loans	.94%	1.11%	1.27%	1.32%	1.44%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	1.07	1.20	1.37	1.42	1.54

(a)	See Figure 14 on page 48 and the accompanying discussion on page 47 for more information related to Key’s commercial real estate portfolio.

The substantial reduction in nonperforming loans during the first quarter was attributable largely to decreases in the structured finance, large corporate, commercial lease financing and healthcare portfolios. At March 31, 2004, our 20 largest nonperforming loans totaled $177 million, representing 30% of total loans on nonperforming status.

Information pertaining to the credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, commercial, financial and agricultural loans, is presented in Figure 27. The approximate effects of various types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are presented in Figure 28.

Figure 27. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
March 31, 2004	Total	Loans		% of Loans
dollars in millions	Commitments	Outstanding	Amount	Outstanding
Industry classification:
Manufacturing	$9,905	$3,177	$42	1.3%
Services	7,257	2,536	40	1.6
Financial services	4,705	986	1	.1
Retail trade	4,311	3,589	10	.3
Property management	3,430	1,266	3	.2
Wholesale trade	2,823	1,281	22	1.7
Public utilities	2,415	236	2	.8
Building contractors	1,503	663	16	2.4
Insurance	1,455	143	—	—
Communications	1,135	304	13	4.3
Agriculture/forestry/fishing	970	609	14	2.3
Transportation	818	391	9	2.3
Public administration	770	248	—	—
Mining	386	141	1	.7
Individuals	153	103	1	1.0
Other	1,649	1,385	17	1.2

Total	$43,685	$17,058	$191	1.1%

Figure 28. Summary of Changes in Nonperforming Loans

	2004	2003
in millions	First	Fourth	Third	Second	First
Balance at beginning of period	$694	$795	$837	$904	$943
Loans placed on nonaccrual status	145	111	240	168	237
Charge-offs	(111)	(123)	(123)	(141)	(161)
Loans sold	(58)	(40)	(73)	(42)	(23)
Payments	(56)	(46)	(73)	(26)	(58)
Transfers to OREO	(11)	—	(6)	(1)	(19)
Loans returned to accrual status	(16)	(3)	(7)	(25)	(15)

Balance at end of period	$587	$694	$795	$837	$904

Liquidity risk management

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations when due. Key has sufficient liquidity when it can meet its obligations to depositors, borrowers and creditors at a reasonable cost, on a timely basis, and without adverse consequences. KeyCorp has sufficient liquidity when it can pay dividends to shareholders, service its debt, and support customary corporate operations and activities, including acquisitions, at a reasonable cost, in a timely manner and without adverse consequences.

Liquidity

Key’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct (but hypothetical) event would be a significant downgrade in Key’s public credit rating by a rating agency due to deterioration in asset quality, a large charge to earnings, or a significant merger or acquisition. Examples of indirect (but hypothetical) events unrelated to Key that could have market-wide consequences would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about Key or the banking industry in general may cause normal funding sources to tighten or withdraw for a period of time.

Liquidity for Key

Key’s Funding and Investment Management Group monitors the overall mix of funding sources with the objective of maintaining an appropriate mix in light of the structure of the asset portfolios. We use several tools, as described on pages 41 and 42 of Key’s 2003 Annual Report to Shareholders, to maintain sufficient liquidity.

The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the three-month periods ended March 31, 2004 and 2003. As shown in these statements, Key’s largest cash flows relate to both investing and financing activities.

Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales, and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

Over the past two years, the primary sources of cash from financing activities have been the issuance of long-term debt and the growth in deposits. However, during the first quarter of 2004, short-term borrowings were a significant source, while the reduction in deposits required a cash outlay. During the same two-year period, major outlays of cash have been made to repay debt issued in prior periods and, prior to the first quarter of 2004, to reduce the level of short-term borrowings.

Liquidity for KeyCorp

KeyCorp meets its liquidity requirements principally through regular dividends from affiliate banks. Federal banking law limits the amount of capital distributions that banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years, and net profits for the current year up to the date of dividend declaration.

During the first three months of 2004, affiliate banks paid KeyCorp a total of $200 million in dividends. As of April 1, 2004, the affiliate banks had an additional $587 million available to pay dividends to KeyCorp without prior regulatory approval and remain well-capitalized under the FDIC-defined capital categories. KeyCorp generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months.

Additional sources of liquidity

Management has implemented several programs that enable KeyCorp and its affiliate banks to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or extended from time to time as needed.

Bank note program. During the first three months of 2004, the affiliate banks issued $100 million in notes under Key’s bank note program. These notes have original maturities in excess of one year and are included in “long-term debt.” Key’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KBNA and $1.0 billion by Key Bank USA). At March 31, 2004, $16.5 billion was available for future issuance under this program.

Euro note program. Under Key’s euro note program, KeyCorp, KBNA and Key Bank USA may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and many foreign currencies. There were $301 million of borrowings issued under this program during the first quarter. At March 31, 2004, $3.7 billion was available for future issuance.

KeyCorp medium-term note program. In November 2001, KeyCorp registered, under a universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”), $2.2 billion of securities. At March 31, 2004, the entire amount registered had been allocated for the issuance of medium-term notes and the unused capacity totaled $1.1 billion.

Commercial paper and revolving credit. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. As of March 31, 2004, there were no borrowings outstanding under the commercial paper program.

Key has a separate commercial paper program that provides funding availability of up to $1.0 billion in Canadian currency or the equivalent in U.S. currency. As of March 31, 2004, borrowings outstanding under this commercial paper program totaled $792 million in Canadian currency and $27 million in U.S. currency (equivalent to $35 million in Canadian currency).

Key’s debt ratings are shown in Figure 29 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by KeyCorp or its affiliate banks that would be marketable to investors at a competitive cost.

Figure 29. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
March 31, 2004	Borrowings	Debt	Debt	Securities
KeyCorp
Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service[a]	R-1(middle)	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.

N/A=Not Applicable

Operational risk management

Key, like all businesses, is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events, including legal proceedings. Resulting losses could take the form of explicit charges, increased operational costs, harm to Key’s reputation or forgone opportunities. Key seeks to mitigate operational risk through a system of internal controls that are designed to keep operational risks at appropriate levels. For more information on Key’s efforts to monitor and manage its operational risk, see page 43 of Key’s 2003 Annual Report to Shareholders.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information presented in the Market Risk Management section, which begins on page 55 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.

Item 4. Controls and Procedures

As a bank holding company, KeyCorp is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 (“FDICIA”). FDICIA requires our Chief Executive Officer and Chief Financial Officer to annually assess the effectiveness of our internal controls over financial reporting, including those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. In addition, under FDICIA, our independent auditors have annually examined and attested to, without qualification, management’s assertions regarding the effectiveness of our internal controls. Accordingly, we have had an established process of maintaining and evaluating our internal controls over financial reporting.

In connection with recent legislation and regulations, our management has also focused its attention on our “disclosure controls and procedures,” which, as defined by the SEC, are generally those controls and procedures designed to ensure that financial and nonfinancial information required to be disclosed in KeyCorp’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of these SEC requirements, we have engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we implemented enhancements, which included establishing a disclosure committee and generally formalizing and documenting disclosure controls and procedures that we already had in place.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 11 (“Contingent Liabilities and Guarantees”), which begins on page 23 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

The information presented in the “Capital” section of the Management’s Discussion & Analysis in Figure 21 on page 53 is incorporated herein by reference.

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

January 16, 2004 - Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. Reporting that on January 16, 2004, the Registrant issued a press release announcing its earnings results for the three- and twelve-month periods ended December 31, 2003, and providing a slide presentation reviewed in the related conference call/webcast.

No other reports on Form 8-K were filed during the three-month period ended March 31, 2004.

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

KEYCORP

(Registrant)

Date: May 6, 2004	/s/ Lee Irving

	By:	Lee Irving
Executive Vice President
and Chief Accounting Officer