Form 10-Q
period 2004-06-30
KEYCORP /NEW/
filed 2004-08-06
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	406,807,104 Shares
(Title of class)	(Outstanding at July 30, 2004)

KEYCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,	June 30,
dollars in millions	2004	2003	2003
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,313	$2,712	$3,249
Short-term investments	2,639	1,604	1,867
Securities available for sale	7,023	7,638	7,533
Investment securities (fair value: $85, $104 and $107)	81	98	99
Other investments	1,231	1,092	1,003
Loans, net of unearned income of $2,018, $1,958 and $1,788	64,016	62,711	63,214
Less: Allowance for loan losses	1,276	1,406	1,405

Net loans	62,740	61,305	61,809
Premises and equipment	600	606	606
Goodwill	1,150	1,150	1,142
Other intangible assets	31	37	31
Corporate-owned life insurance	2,550	2,512	2,470
Accrued income and other assets	5,863	5,733	5,670

Total assets	$86,221	$84,487	$85,479

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$19,956	$18,947	$17,900
Savings deposits	2,014	2,083	2,094
Certificates of deposit ($100,000 or more)	4,630	4,891	4,949
Other time deposits	10,342	11,008	11,231

Total interest-bearing	36,942	36,929	36,174
Noninterest-bearing	10,940	11,175	11,375
Deposits in foreign office — interest-bearing	4,541	2,754	2,320

Total deposits	52,423	50,858	49,869
Federal funds purchased and securities sold under repurchase agreements	3,794	2,667	3,766
Bank notes and other short-term borrowings	2,598	2,947	3,403
Accrued expense and other liabilities	5,969	5,752	5,760
Long-term debt	14,608	15,294	14,434
Corporation-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely subordinated debentures of KeyCorp (See Note 9)	—	—	1,258

Total liabilities	79,392	77,518	78,490
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,469	1,448	1,452
Retained earnings	7,072	6,838	6,633
Treasury stock, at cost (84,646,118, 75,394,536 and 70,815,244 shares)	(2,121)	(1,801)	(1,667)
Accumulated other comprehensive income (loss)	(83)	(8)	79

Total shareholders’ equity	6,829	6,969	6,989

Total liabilities and shareholders’ equity	$86,221	$84,487	$85,479

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2004	2003	2004	2003
INTEREST INCOME
Loans	$816	$910	$1,649	$1,814
Tax-exempt investment securities	1	1	2	3
Securities available for sale	78	96	166	197
Short-term investments	9	8	18	16
Other investments	8	7	16	13

Total interest income	912	1,022	1,851	2,043
INTEREST EXPENSE
Deposits	161	183	322	371
Federal funds purchased and securities sold under repurchase agreements	10	15	20	29
Bank notes and other short-term borrowings	9	15	21	33
Long-term debt, including capital securities	96	113	191	233

Total interest expense	276	326	554	666

NET INTEREST INCOME	636	696	1,297	1,377
Provision for loan losses	74	125	155	255

Net interest income after provision for loan losses	562	571	1,142	1,122
NONINTEREST INCOME
Trust and investment services income	141	130	286	261
Service charges on deposit accounts	86	91	170	183
Investment banking and capital markets income	69	54	111	89
Letter of credit and loan fees	40	40	77	71
Corporate-owned life insurance income	25	27	52	54
Net gains from loan securitizations and sales	1	14	26	29
Electronic banking fees	22	22	40	41
Net securities gains	7	3	7	7
Other income	55	53	108	96

Total noninterest income	446	434	877	831
NONINTEREST EXPENSE
Personnel	371	371	744	734
Net occupancy	61	56	119	115
Computer processing	48	44	92	88
Equipment	30	34	61	66
Marketing	30	33	53	58
Professional fees	29	32	54	57
Other expense	110	118	215	227

Total noninterest expense	679	688	1,338	1,345
INCOME BEFORE INCOME TAXES	329	317	681	608
Income taxes	90	92	192	166

NET INCOME	$239	$225	$489	$442

Per common share:
Net income	$.58	$.53	$1.18	$1.04
Net income — assuming dilution	.58	.53	1.17	1.03
Weighted-average common shares outstanding (000)	410,292	423,882	413,486	424,575
Weighted-average common shares and potential common shares outstanding (000)	414,908	427,170	418,240	427,628

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income [b]
BALANCE AT DECEMBER 31, 2002	423,944	$492	$1,449	$6,448	$(1,593)	$39
Net income				442			$442
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($10) [a]						(14)	(14)
Net unrealized gains on derivative financial instruments, net of income taxes of $22						37	37
Foreign currency translation adjustments						17	17

Total comprehensive income							$482

Deferred compensation			8
Cash dividends declared on common shares ($.61 per share)				(257)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	2,130		(5)		50
Repurchase of common shares	(5,000)				(124)

BALANCE AT JUNE 30, 2003	421,074	$492	$1,452	$6,633	$(1,667)	$79

BALANCE AT DECEMBER 31, 2003	416,494	$492	$1,448	$6,838	$(1,801)	$(8)
Net income				489			$489
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($24) [a]						(41)	(41)
Net unrealized losses on derivative financial instruments, net of income taxes of ($20)						(35)	(35)
Foreign currency translation adjustments						1	1

Total comprehensive income							$414

Deferred compensation			10
Cash dividends declared on common shares ($.62 per share)				(255)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	4,787		11		116
Repurchase of common shares	(14,038)				(436)

BALANCE AT JUNE 30, 2004	407,243	$492	$1,469	$7,072	$(2,121)	$(83)

(a)	Net of reclassification adjustments.

(b)	For the three months ended June 30, 2004 and 2003, comprehensive income was $102 million and $262 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flow (Unaudited)

	Six months ended June 30,
in millions	2004	2003
OPERATING ACTIVITIES
Net income	$489	$442
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	155	255
Depreciation expense and software amortization	93	99
Net securities gains	(7)	(7)
Net gains from principal investing	(29)	(17)
Net gains from loan securitizations and sales	(26)	(29)
Deferred income taxes	82	22
Net increase decrease in mortgage loans held for sale	(219)	(26)
Net increase in trading account assets	(453)	(87)
Other operating activities, net	(237)	374

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(152)	1,026
INVESTING ACTIVITIES
Net increase in other short-term investments	(582)	(148)
Purchases of securities available for sale	(911)	(3,579)
Proceeds from sales of securities available for sale	33	2,678
Proceeds from prepayments and maturities of securities available for sale	1,425	1,605
Purchases of investment securities	—	(19)
Proceeds from prepayments and maturities of investment securities	16	40
Purchases of other investments	(252)	(195)
Proceeds from sales of other investments	78	69
Proceeds from prepayments and maturities of other investments	58	70
Net increase in loans, excluding acquisitions, sales and divestitures	(3,807)	(1,961)
Purchases of loans	(33)	(419)
Proceeds from loan securitizations and sales	2,501	1,283
Purchases of premises and equipment	(50)	(26)
Proceeds from sales of premises and equipment	4	4
Proceeds from sales of other real estate owned	35	33

NET CASH USED IN INVESTING ACTIVITIES	(1,485)	(565)
FINANCING ACTIVITIES
Net increase in deposits	1,588	514
Net increase in short-term borrowings	778	484
Net proceeds from issuance of long-term debt, including capital securities	1,349	2,324
Payments on long-term debt, including capital securities	(1,875)	(3,543)
Purchases of treasury shares	(436)	(124)
Net proceeds from issuance of common stock	89	26
Cash dividends paid	(255)	(257)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,238	(576)

NET DECREASE IN CASH AND DUE FROM BANKS	(399)	(115)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,712	3,364

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,313	$3,249

Additional disclosures relative to cash flow:
Interest paid	$556	$694
Income taxes paid	132	108
Noncash items:
Net transfer of loans to other real estate owned	$50	$49

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

In December 2003, the FASB issued modifications to Interpretation No. 46 (Revised Interpretation No. 46) to provide additional scope exceptions, address certain implementation issues and promote a more consistent application. Revised Interpretation No. 46 supersedes Interpretation No. 46 and was adopted by Key in the first quarter of 2004. Note 7 (“Variable Interest Entities”), which begins on page 19, provides further information on Revised Interpretation No. 46.

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

SFAS No. 123 requires companies like Key that have used the intrinsic value method of accounting for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The estimated weighted-average fair value of options granted by Key during the six-month periods ended June 30, 2004 and 2003, was $6.50 and $4.31, respectively.

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The level of accuracy achieved in deriving the estimated fair value of options is directly related to the accuracy of the underlying assumptions. The assumptions pertaining to options issued during the three- and six-month periods ended June 30, 2004 and 2003, are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Average option life	6.0 years	6.0 years	6.0 years	6.0 years
Future dividend yield	4.16%	4.76%	4.05%	5.07%
Share price volatility	.292	.293	.292	.293
Weighted-average risk-free interest rate	4.3%	2.8%	3.7%	3.2%

The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (primarily stock options, restricted stock, discounted stock purchase plans and certain deferred compensation related awards) for the three- and six-month periods ended June 30, 2004 and 2003, is shown in the following table and would, if recorded, have been included in “personnel expense” on the income statement.

	Three months ended June 30,		Six months ended June 30,
in millions, except per share amounts	2004	2003	2004	2003
Net income, as reported	$239	$225	$489	$442
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	2	10	4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	7	5	13	10

Net income – pro forma	$237	$222	$486	$436

Per common share:
Net income	$.58	$.53	$1.18	$1.04
Net income – pro forma	.58	.52	1.18	1.03
Net income assuming dilution	.58	.53	1.17	1.03
Net income assuming dilution – pro forma	.57	.52	1.16	1.02

As shown in the preceding table, the pro forma effect is calculated as the after-tax difference between compensation expense included in each period’s reported net income in accordance with the prospective application transition provisions of SFAS No. 123 and compensation expense that would have been recorded had all existing forms of stock-based compensation been accounted for under the fair value method of accounting. The information presented may not be indicative of the effect in future periods.

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

Accounting Pronouncements Pending Adoption

Medicare prescription law. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act, enacted in December 2003, introduces a prescription drug benefit under Medicare (the “Medicare benefit”). It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. In accordance with Staff Position No. 106-2, sponsoring companies must recognize the subsidy in the measurement of their plan’s accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit cost. If actuarial equivalence cannot be determined, the sponsor must disclose the existence of the Act and the fact that the APBO and net postretirement benefit cost do not reflect any amount associated with the subsidy because the sponsor is unable to conclude whether the benefits provided by the plan are actuarially equivalent. At present, final regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined, have not been issued. As required, Key adopted the accounting guidance provided by Staff Position 106-2 on July 1, 2004. Management is currently evaluating the impact of this accounting guidance on Key’s financial condition and results of operations.

Other-than-temporary impairment. In March 2004, the Emerging Issues Task Force (“EITF”), a standard setting body working under the auspices of the FASB, revised EITF No. 03-01, “The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired, and the required disclosures about unrealized losses on available-for-sale debt and equity securities. The other-than-temporary impairment evaluation guidance was effective for Key on July 1, 2004. The additional annual disclosures prescribed by this guidance are required for Key beginning with the year ending December 31, 2004. Management is currently evaluating the effect of this guidance on Key’s financial condition and results of operations.

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

2. Earnings Per Common Share

Key calculates its basic and diluted earnings per common share as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2004	2003	2004	2003
NET INCOME	$239	$225	$489	$442

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	410,292	423,882	413,486	424,575
Effect of dilutive common stock options (000)	4,616	3,288	4,754	3,053

Weighted-average common shares and potential common shares outstanding (000)	414,908	427,170	418,240	427,628

EARNINGS PER COMMON SHARE
Net income per common share	$.58	$.53	$1.18	$1.04
Net income per common share — assuming dilution	.58	.53	1.17	1.03

During the three- and six-month periods ended June 30, 2004, weighted-average options to purchase 8,227,289 and 5,691,500 common shares, respectively, at exercise prices ranging from $30.33 to $50.00 per option were outstanding, but not included in the calculation of net income per common share – assuming dilution. During the three- and six-month periods ended June 30, 2003, weighted-average options to purchase 19,195,725 and 20,537,690 common shares, respectively, at exercise prices ranging from $24.38 to $50.00 per option were outstanding, but not included in the same calculation. These options were excluded from the calculation of net income per common share – assuming dilution because their exercise prices were greater than the average market price of the common shares during the periods for which the calculations were made and, therefore, their inclusion would have been antidilutive.

Additionally, during the three- and six-month periods ended June 30, 2004, weighted-average contingently issuable performance-based awards for 511,672 and 373,914 common shares, respectively, were outstanding, but not included in the calculation of net income per common share – assuming dilution. These awards vest contingently upon Key’s achievement of certain cumulative three-year (2004-2006) financial performance targets and were not included in the calculation because the performance targets had not been attained.

3. Acquisitions

NewBridge Partners

On July 1, 2003, Key acquired NewBridge Partners LLC, an investment management firm headquartered in New York City with managed assets of $1.8 billion at the date of acquisition. The terms of the transaction are not material and have not been disclosed.

Acquisitions Pending as of June 30, 2004

Sterling Bank & Trust FSB

Effective July 22, 2004, Key purchased 10 Michigan offices and approximately $380 million of deposits of Sterling Bank & Trust FSB, a federally-chartered savings bank headquartered in Southfield, Michigan. The terms of the transaction are not material and have not been disclosed.

EverTrust Bank

On June 25, 2004, Key entered into an agreement to acquire EverTrust Bank, a state-chartered bank headquartered in Everett, Washington with assets of approximately $770 million, for a total cash consideration of approximately $195 million.

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

Corporate and Investment Banking

Corporate Banking provides products and services to large corporations, middle-market companies, financial institutions and government organizations. These products and services include commercial lending, treasury management, investment banking, derivatives and foreign exchange, equity and debt underwriting and trading, and syndicated finance.

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

The table that spans pages 13 and 14 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2004 and 2003. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. As such:

•	Net interest income is determined by assigning a standard cost for funds used to assets or a standard credit for funds provided to liabilities based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

•	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions of the extent to which each line actually uses the services.

•	Key’s consolidated provision for loan losses is allocated among the lines of business based primarily on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 51 of Key’s 2003 Annual Report to Shareholders.

•	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

•	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.

Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organization structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first half of 2004:

•	Key implemented a process of revenue sharing whereby revenues are split between the line of business servicing the client and the line that made the business referral based on the type of transaction involved.

•	Key began to charge the net effect of funds transfer pricing to the lines of business based on the total loan and deposit balances of each line. The net effect of funds transfer pricing was formerly included in “Other Segments.”

•	Key changed the methodology used in estimating the deferred tax benefits associated with lease financing.

•	The methodology used to assign capital to the lines of business was revised to reflect only the risk directly attributable to each line.

			Corporate and		Investment
	Consumer Banking		Investment Banking		Management Services
Three months ended June 30,
dollars in millions	2004	2003	2004	2003	2004	2003
SUMMARY OF OPERATIONS
Net interest income (TE)	$431	$463	$228	$244	$59	$60
Noninterest income	120	123	134	122	143	127

Total revenue (TE)[a]	551	586	362	366	202	187
Provision for loan losses	46	65	25	56	2	4
Depreciation and amortization expense	30	33	9	9	9	10
Other noninterest expense	318	325	159	165	152	149

Income (loss) before income taxes (TE)	157	163	169	136	39	24
Allocated income taxes and TE adjustments	59	61	64	50	15	8

Net income (loss)	$98	$102	$105	$86	$24	$16

Percent of consolidated net income	41%	45%	44%	38%	10%	7%
Percent of total segments net income	41	45	43	38	10	7

AVERAGE BALANCES
Loans	$29,363	$28,962	$27,855	$28,039	$5,226	$5,031
Total assets[a]	31,953	31,451	33,063	32,410	6,317	5,961
Deposits	35,021	34,828	4,958	4,097	7,188	5,939

OTHER FINANCIAL DATA
Net loan charge-offs	$61	$65	$39	$73	$3	$3
Return on average allocated equity	19.47%	19.93%	14.13%	11.29%	16.17%	10.95%
Average full-time equivalent employees	8,383	8,436	2,482	2,438	2,628	2,849

			Corporate and		Investment
	Consumer Banking		Investment Banking		Management Services
Six months ended June 30,
dollars in millions	2004	2003	2004	2003	2004	2003
SUMMARY OF OPERATIONS
Net interest income (TE)	$877	$916	$461	$485	$120	$118
Noninterest income	247	241	253	233	289	255

Total revenue (TE)[a]	1,124	1,157	714	718	409	373
Provision for loan losses	105	143	45	106	4	5
Depreciation and amortization expense	61	66	18	18	19	21
Other noninterest expense	625	627	314	316	294	296

Income (loss) before income taxes (TE)	333	321	337	278	92	51
Allocated income taxes and TE adjustments	126	120	126	104	35	19

Net income (loss)	$207	$201	$211	$174	$57	$32

Percent of consolidated net income	42%	46%	43%	39%	12%	7%
Percent of total segments net income	42	46	43	40	11	7

AVERAGE BALANCES
Loans	$29,549	$28,770	$27,539	$28,141	$5,183	$4,994
Total assets[a]	32,087	31,259	32,594	32,569	6,238	5,913
Deposits	34,879	34,616	4,857	4,049	7,048	5,579

OTHER FINANCIAL DATA
Net loan charge-offs	$131	$143	$79	$152	$4	$7
Return on average allocated equity	20.36%	19.91%	14.18%	11.53%	19.10%	10.94%
Average full-time equivalent employees	8,384	8,474	2,472	2,458	2,634	2,902

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Other Segments		Total Segments		Reconciling Items		Key
2004	2003	2004	2003	2004	2003	2004	2003
$(34)	$(33)	$684	$734	$(26)	$(24)	$658	$710
49	62	446	434	—	—	446	434

15	29	1,130	1,168	(26)	(24)	1,104	1,144
1	—	74	125	—	—	74	125
—	—	48	52	—	—	48	52
7	9	636	648	(5)	(12)	631	636

7	20	372	343	(21)	(12)	351	331
(7)	(3)	131	116	(19)	(10)	112	106

$14	$23	$241	$227	$(2)	$(2)	$239	$225

6%	11%	101%	101%	(1)%	(1)%	100%	100%
6	10	100	100	N/A	N/A	N/A	N/A

$544	$851	$62,988	$62,883	$115	$146	$63,103	$63,029
11,559	13,350	82,892	83,172	2,423	1,540	85,315	84,712
3,823	3,699	50,990	48,563	(234)	(64)	50,756	48,499

$1	—	$104	$141	—	—	$104	$141
N/M	N/M	16.29%	15.09%	N/M	N/M	13.97%	12.98%
37	34	13,530	13,757	5,984	6,242	19,514	19,999

Other Segments		Total Segments		Reconciling Items		Key
2004	2003	2004	2003	2004	2003	2004	2003
$(67)	$(65)	$1,391	$1,454	$(48)	$(41)	$1,343	$1,413
87	96	876	825	1	6	877	831

20	31	2,267	2,279	(47)	(35)	2,220	2,244
1	1	155	255	—	—	155	255
1	—	99	105	—	—	99	105
17	17	1,250	1,256	(11)	(16)	1,239	1,240

1	13	763	663	(36)	(19)	727	644
(20)	(17)	267	226	(29)	(24)	238	202

$21	$30	$496	$437	$(7)	$5	$489	$442

4%	7%	101%	99%	(1)%	1%	100%	100%
4	7	100	100	N/A	N/A	N/A	N/A

$570	$906	$62,841	$62,811	$108	$126	$62,949	$62,937
11,751	13,074	82,670	82,815	2,250	1,500	84,920	84,315
3,531	3,454	50,315	47,698	(136)	(69)	50,179	47,629

$1	—	$215	$302	—	—	$215	$302
N/M	N/M	16.69%	14.67%	N/M	N/M	14.22%	12.94%
37	35	13,527	13,869	6,021	6,353	19,548	20,222

Supplementary information (Consumer Banking lines of business)

	Retail Banking		Small Business		Consumer Finance
Three months ended June 30,
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$312	$333	$94	$97	$145	$156
Provision for loan losses	10	15	12	17	24	33
Noninterest expense	210	214	51	52	87	92
Net income	58	65	19	18	21	19
Average loans	10,585	9,839	4,451	4,526	14,327	14,597
Average deposits	29,797	30,181	4,864	4,312	360	335
Net loan charge-offs	10	15	14	17	37	33
Return on average allocated equity	39.01%	43.82%	20.11%	19.30%	8.07%	7.03%
Average full-time equivalent employees	6,137	6,142	416	379	1,830	1,915

	Retail Banking		Small Business		Consumer Finance
Six months ended June 30,
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$624	$664	$186	$191	$314	$302
Provision for loan losses	25	32	25	34	55	77
Noninterest expense	412	416	101	100	173	177
Net income	117	135	38	36	52	30
Average loans	10,487	9,706	4,438	4,521	14,624	14,543
Average deposits	29,794	30,056	4,723	4,216	362	344
Net loan charge-offs	26	32	28	34	77	77
Return on average allocated equity	39.35%	45.91%	20.11%	19.62%	9.80%	5.64%
Average full-time equivalent employees	6,114	6,169	416	369	1,854	1,936

Supplementary information (Corporate and Investment Banking lines of business)

	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
Three months ended June 30,
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$197	$199	$91	$101	$74	$66
Provision for loan losses	25	50	(4)	(3)	4	9
Noninterest expense	102	108	41	40	25	26
Net income	44	27	33	40	28	19
Average loans	12,558	12,876	7,752	8,399	7,545	6,764
Average deposits	3,742	3,212	1,202	872	14	13
Net loan charge-offs / (recoveries)	35	67	(1)	(3)	5	9
Return on average allocated equity	11.19%	6.45%	14.57%	17.55%	22.66%	16.46%
Average full-time equivalent employees	1,177	1,145	673	681	632	612

	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
Six months ended June 30,
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$383	$397	$180	$191	$151	$130
Provision for loan losses	39	91	(3)	(1)	9	16
Noninterest expense	206	209	78	75	48	50
Net income	86	61	66	73	59	40
Average loans	12,386	12,980	7,690	8,465	7,463	6,696
Average deposits	3,678	3,203	1,165	833	14	13
Net loan charge-offs / (recoveries)	67	137	1	(1)	11	16
Return on average allocated equity	10.98%	7.29%	14.35%	16.43%	24.07%	17.61%
Average full-time equivalent employees	1,180	1,176	670	673	622	609

5. Securities

Key classifies each security held into one of four categories: trading, available for sale, investment and other investments.

Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($1.5 billion at June 30, 2004, $1.0 billion at December 31, 2003, and $888 million at June 30, 2003) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.

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

Investment securities. These are debt securities that Key has the intent and ability to hold until maturity. Debt securities are carried at cost and adjusted for amortization of premiums and accretion of discounts using the interest method. This method produces a constant rate of return on the adjusted carrying amount. “Other securities” held in the investment securities portfolio are foreign bonds.

Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit - represent the majority of other investments and are carried at fair value ($788 million at June 30, 2004, $732 million at December 31, 2003, and $717 million at June 30, 2003). They include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “investment banking and capital markets income” on the income statement.

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

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$62	—	—	$62
States and political subdivisions	21	—	—	21
Collateralized mortgage obligations	6,395	$3	$142	6,256
Other mortgage-backed securities	364	12	4	372
Retained interests in securitizations	101	72	—	173
Other securities	135	4	—	139

Total securities available for sale	$7,078	$91	$146	$7,023

INVESTMENT SECURITIES
States and political subdivisions	$68	$4	—	$72
Other securities	13	—	—	13

Total investment securities	$81	$4	—	$85

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$63	$1	—	$64
States and political subdivisions	23	—	—	23
Collateralized mortgage obligations	6,696	33	$123	6,606
Other mortgage-backed securities	453	18	2	469
Retained interests in securitizations	105	70	—	175
Other securities	288	13	—	301

Total securities available for sale	$7,628	$135	$125	$7,638

INVESTMENT SECURITIES
States and political subdivisions	$83	$6	—	$89
Other securities	15	—	—	15

Total investment securities	$98	$6	—	$104

	June 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$34	$1	—	$35
States and political subdivisions	25	1	—	26
Collateralized mortgage obligations	6,552	61	$51	6,562
Other mortgage-backed securities	567	24	—	591
Retained interests in securitizations	123	57	—	180
Other securities	140	—	1	139

Total securities available for sale	$7,441	$144	$52	$7,533

INVESTMENT SECURITIES
States and political subdivisions	$95	$8	—	$103
Other securities	4	—	—	4

Total investment securities	$99	$8	—	$107

6. Loans

Key’s loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2004	2003	2003
Commercial, financial and agricultural	$17,721	$17,012	$17,381
Commercial real estate:
Commercial mortgage	6,312	5,677	5,886
Construction	4,863	4,978	5,192

Total commercial real estate loans	11,175	10,655	11,078
Commercial lease financing	8,792	8,522	8,009

Total commercial loans	37,688	36,189	36,468
Real estate — residential mortgage	1,542	1,613	1,754
Home equity	14,753	15,038	14,688
Consumer — direct	2,074	2,119	2,170
Consumer — indirect:
Automobile lease financing	170	305	528
Automobile loans	1,910	2,025	2,107
Marine	2,640	2,506	2,379
Other	598	542	595

Total consumer — indirect loans	5,318	5,378	5,609

Total consumer loans	23,687	24,148	24,221
Loans held for sale:
Real estate — commercial mortgage	369	154	231
Real estate — residential mortgage	22	18	45
Home equity	13	—	—
Education	2,237	2,202	2,249

Total loans held for sale	2,641	2,374	2,525

Total loans	$64,016	$62,711	$63,214

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2004	2003	2004	2003
Balance at beginning of period	$1,306	$1,421	$1,406	$1,452
Charge-offs	(148)	(179)	(297)	(369)
Recoveries	44	38	82	67

Net charge-offs	(104)	(141)	(215)	(302)
Provision for loan losses	74	125	155	255
Reclassification of allowance for credit losses on lending-related commitments [a]	—	—	(70)	—

Balance at end of period	$1,276	$1,405	$1,276	$1,405

(a)	Included in “accrued expenses and other liabilities” on the consolidated balance sheet.

7. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity for it to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the ability to make decisions about the activities of the entity through voting rights or similar rights, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity.

•	The voting rights of some investors are not proportional to their economic interest in the entity, and substantially all of the entity’s activities involve or are conducted on behalf of investors with disproportionately few voting rights.

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

Key adopted Revised Interpretation No. 46 effective March 31, 2004. The adoption had no material effect on Key’s balance sheet or results of operations.

Key’s involvement with VIEs, including those consolidated and de-consolidated and those in which Key holds a significant interest, is described below. Key defines a “significant interest” in a VIE as a subordinated interest that exposes Key to a significant portion, but not the majority, of the VIE’s expected losses or residual returns.

Consolidated VIEs

Commercial paper conduit. Key, among others, refers third-party assets and borrowers and provides liquidity and credit enhancement to an asset-backed commercial paper conduit. At June 30, 2004, the conduit had assets of $292 million, of which $256 million are recorded in “loans” and $33 million are recorded in “securities available for sale” on the balance sheet. These assets serve as collateral for the conduit’s obligations to commercial paper holders. The commercial paper holders have no recourse to Key’s general credit other than through Key’s committed credit enhancement facility of $60 million.

Additional information pertaining to Key’s involvement with the conduit is included in Note 11 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees” on page 26 and under the heading “Other Off-Balance Sheet Risk” on page 28.

Low-Income Housing Tax Credit (“LIHTC”) guaranteed funds. Key Affordable Housing Corporation (“KAHC”) formed limited partnerships (funds) that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. Key also earned syndication fees from these funds and continues to earn asset management fees. The funds’ assets are primarily investments in LIHTC operating partnerships, which totaled $429 million at June 30, 2004. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations. In October 2003, management elected to discontinue this program. No new funds or LIHTC investments have been added since that date; however, Key continues to act as asset manager, including providing occasional funding, for existing funds. Additional information on return guarantee agreements with LIHTC investors is summarized in Note 11 under the heading “Guarantees.”

The partnership agreement for each guaranteed fund requires the fund to be dissolved by a certain date. Therefore, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the noncontrolling interests associated with these funds are mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. In November 2003, the FASB indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Key currently accounts for these noncontrolling interests as minority interests and adjusts the financial statements each period for the investors’ share of fund profits and losses. At June 30, 2004, the settlement value of these noncontrolling interests was estimated to be between $568 million and $698 million, while the recorded value, including reserves, totaled $438 million.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Key has determined that it is not the primary beneficiary of certain nonguaranteed funds it has formed and in which it has invested, although it continues to hold significant interests in those funds. At June 30, 2004, assets of these unconsolidated nonguaranteed funds were estimated to be $326 million. Key’s maximum exposure to loss from its involvement with these funds is minimal. In October 2003, management elected to discontinue this program.

Business trusts issuing mandatorily redeemable preferred capital securities. Key owns the common stock of business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts’ only assets, which totaled $1.3 billion at June 30, 2004, are debentures issued by Key that the trusts acquired using proceeds from the issuance of preferred securities and common stock. The debentures are recorded in “long-term debt” and Key’s equity interest in the business trusts is recorded in “accrued income and other assets” on the balance sheet. Additional information on the trusts is included in Note 9 (“Capital Securities Issued by Unconsolidated Subsidiaries”), which begins on page 22.

LIHTC investments. Through the Retail Banking line of business, Key has also made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, Key is allocated tax credits and deductions associated with the underlying properties. At June 30, 2004, assets of these unconsolidated LIHTC operating partnerships totaled approximately $839 million. Key’s maximum exposure to loss from its involvement with these partnerships is the unamortized investment balance of $143 million at June 30, 2004, plus $53 million of tax credits claimed, but subject to recapture. During the second quarter of 2004, Key did not obtain any significant additional direct interests in LIHTC operating partnerships.

Key has additional investments in LIHTC operating partnerships as a result of consolidating the LIHTC guaranteed funds discussed above. Total assets of these operating partnerships are approximately $1.9 billion at June 30, 2004. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. Key’s exposure to loss from its involvement with these funds is discussed above. In October 2003, management elected to discontinue this program.

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

8. Impaired Loans and Other Nonperforming Assets

Impaired loans totaled $154 million at June 30, 2004, compared with $340 million at December 31, 2003, and $498 million at June 30, 2003. Impaired loans averaged $208 million for the second quarter of 2004 and $526 million for the second quarter of 2003.

Key’s nonperforming assets were as follows:

	June 30,	December 31,	June 30,
in millions	2004	2003	2003
Impaired loans	$154	$340	$498
Other nonaccrual loans	300	354	339

Total nonperforming loans	454	694	837
Other real estate owned (OREO)	71	61	60
Allowance for OREO losses	(8)	(4)	(3)

OREO, net of allowance	63	57	57
Other nonperforming assets	23	2	3

Total nonperforming assets	$540	$753	$897

At June 30, 2004, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values do not justify the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. The amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At June 30, 2004, Key had $52 million of impaired loans with a specifically allocated allowance for loan losses of $16 million, and $102 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2003, impaired loans included $183 million of loans with a specifically allocated allowance of $73 million, and $157 million that were carried at their estimated fair value without a specifically allocated allowance.

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

Prior to July 1, 2003, KeyCorp fully consolidated these business trusts. The capital securities were carried as liabilities on Key’s balance sheet; Key’s financial statements did not reflect the debentures or the related effects on the income statement because they were eliminated in consolidation.

In accordance with Interpretation No. 46, Key determined that these business trusts are VIEs for which it is not the primary beneficiary. Therefore, effective July 1, 2003, the trusts were de-consolidated and are accounted for using the equity method.

The characteristics of the business trusts and capital securities have not changed with the de-consolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. The Federal Reserve Board has proposed a rule that would allow bank holding companies to continue to treat capital securities as Tier 1 capital, but with stricter quantitative limits. Management believes that the effect of adopting the new rule, as proposed, will not have any material effect on Key’s financial condition.

To the extent the trusts have funds available to make payments, as guarantor, KeyCorp continues to unconditionally guarantee payment of:

•	required distributions on the capital securities;

•	the redemption price when a capital security is redeemed; and

•	amounts due if a trust is liquidated or terminated.

During the first half of 2004, the business trusts repurchased $13 million of higher cost capital securities, and KeyCorp repurchased a like amount of the related debentures.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures
June 30, 2004
KeyCorp Institutional Capital A	$388	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	166	4	154	8.250	2026
KeyCorp Capital I	197	8	205	1.850	2028
KeyCorp Capital II	165	8	165	6.875	2029
KeyCorp Capital III	216	8	197	7.750	2029
KeyCorp Capital V	160	5	180	5.875	2033
KeyCorp Capital VI	73	2	77	6.125	2033

Total	$1,365	$46	$1,339	6.568%	—

December 31, 2003	$1,426	$46	$1,352	6.548%	—

June 30, 2003	$1,258	$40	$1,116	6.678%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp’s consolidated subsidiaries. Effective July 1, 2003, the business trusts were de-consolidated. Under a temporary ruling from the Federal Reserve Board, the capital securities will continue to qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to certain restrictions and limitations. Included in certain capital securities at June 30, 2004, December 31, 2003, and June 30, 2003, are basis adjustments of $72 million, $120 million and $182 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” “investment company event” or a “capital treatment event” (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, or Capital VI are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V and Capital VI are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at June 30, 2004, December 31, 2003, and June 30, 2003, are weighted-average rates.

10. Pension and Other Postretirement Benefit Plans

Pension Plans

Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended June 30,		Six months ended June 30,
in millions	2004	2003	2004	2003
Service cost of benefits earned	$12	$10	$24	$20
Interest cost on projected benefit obligation	14	13	28	26
Expected return on plan assets	(23)	(19)	(46)	(38)
Amortization of losses	3	5	6	10

Net pension cost	$6	$9	$12	$18

Other Postretirement Benefit Plans

Key sponsors a contributory postretirement healthcare plan. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Net postretirement benefit cost for these plans includes the following components:

	Three months ended June 30,		Six months ended June 30,
in millions	2004	2003	2004	2003
Service cost of benefits earned	$1	$1	$2	$2
Interest cost on accumulated postretirement benefit obligation	2	2	4	4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2

Net postretirement benefit cost	$3	$3	$6	$6

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act, which becomes effective in 2006, introduces a prescription drug benefit under Medicare (the “Medicare benefit”). It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. Authoritative guidance on the accounting for the federal subsidy was issued in May 2004 and became effective for Key on July 1, 2004. Accordingly, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost disclosed in this note do not reflect the impact of the Act. Management is currently evaluating the effect of this accounting guidance on Key’s financial condition and results of operations. Additional information pertaining to the new accounting guidance is summarized in Note 1 under the heading “Accounting Pronouncements Pending Adoption” on page 9.

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

The 4019 Policy contains an endorsement (“REINS-1 Endorsement”) stating that Swiss Reinsurance America Corporation (“Swiss Re”) will assume and reinsure 100% of Reliance’s obligations under the 4019 Policy in the event Reliance Group Holdings’ (“Reliance’s parent”) so-called “claims-paying ability” were to fall below investment grade. Key Bank USA also entered into an agreement (“Letter Agreement”) with Swiss Re and Reliance whereby Swiss Re agreed to issue to Key Bank USA an insurance policy on the same terms and conditions as the 4011 Policy in the event the financial condition of Reliance Group Holdings fell below a certain level. Around May 2000, the conditions under both the 4019 Policy and the Letter Agreement were triggered.

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

On August 4, 2004, the Court ruled on Key’s and Swiss Re’s motions for summary judgment. In its written decision, which is publicly available, the Court held as a matter of law that Swiss Re breached its Letter Agreement with Key by not issuing a replacement policy covering the leases insured under Key’s 4011 Policy that were booked between October 1, 1998 and April 30, 2000. With respect to Key’s claims under the 4019 Policy, the Court held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re authorized Tri-Arc to issue the REINS-1 Endorsement. The Court also held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re acted in bad faith. The Court has set February 15, 2005 as the deadline for submitting summary judgment motions on issues related to damages.

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

Accordingly, the total expected loss on the portfolio for which Key Bank USA will file claims cannot be determined with certainty at this time. Claims filed by Key Bank USA through June 30, 2004, totaled approximately $373 million, and management currently estimates that approximately $15 million of additional claims may be filed through year-end 2006, bringing the total aggregate amount of actual and potential claims to $388 million. As discussed previously, a number of factors could affect Key Bank USA’s actual loss experience, which may be higher or lower than management’s current estimates.

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

Guarantees

Key is a guarantor in various agreements with third parties. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Key must recognize a liability on its balance sheet for the “stand ready” obligation associated with certain guarantees issued or modified on or after January 1, 2003. The accounting for guarantees existing prior to that date was not revised. The following table shows the types of guarantees (as defined by Interpretation No. 45) that Key had outstanding at June 30, 2004.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded
Financial Guarantees:
Standby letters of credit	$9,762	$37
Credit enhancement for asset-backed commercial paper conduit	60	—
Recourse agreement with FNMA	651	6
Return guarantee agreement with LIHTC investors	698	38
Default guarantees	26	1
Written interest rate caps[a]	51	13

Total	$11,248	$95

(a)	As of June 30, 2004, the weighted-average interest rate of written interest rate caps was 1.5%, and the weighted-average strike rate was 5.5%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

Standby letters of credit. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key’s lines of business to address clients’ financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2004, Key’s standby letters of credit had a remaining weighted-average life of approximately 2 years, with remaining actual lives ranging from less than 1 year to as many as 14 years.

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

At June 30, 2004, Key’s funding requirement under the credit enhancement facility totaled $60 million. However, there were no drawdowns under the facility during the six-month period ended June 30, 2004. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitments to provide credit enhancement to the conduit.

Recourse agreement with Federal National Mortgage Association. KeyBank National Association (“KBNA”) participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At June 30, 2004, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 9 years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at June 30, 2004. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KBNA, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is dependent on the financial performance of the property and the property’s ability to maintain its LIHTC status throughout a fifteen-year compliance period. If these two conditions are not met, Key is obligated to make any necessary payments to investors to provide the guaranteed return. In October 2003, management elected to discontinue new projects under this program. Additional information regarding these partnerships is included in Note 7 (“Variable Interest Entities”), which begins on page 19.

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

As shown in the preceding table, KAHC maintained a reserve in the amount of $38 million at June 30, 2004, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the stand ready obligation.

Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to pay all or a portion of the subject indebtedness and/or related interest. These guarantees are generally undertaken when Key is supporting or protecting its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from approximately 1 year to as many as 18 years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.

Written interest rate caps. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At June 30, 2004, these caps had a weighted-average life of approximately 6 years.

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

Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. See further discussion of the conduit in Note 7. This liquidity facility obligates Key through November 4, 2006, to provide funding of up to $1.3 billion if required as a result of a disruption in credit markets or other factors. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $583 million at June 30, 2004. However, there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.

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

At June 30, 2004, Key had $509 million of derivative assets and $117 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $1.0 billion and $978 million, respectively. Derivative assets and liabilities are recorded at fair value in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.

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

At June 30, 2004, Key was party to interest rate swaps and caps with 58 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $484 million on these instruments to 23 of the counterparties. However, at June 30, Key held approximately $371 million in collateral to mitigate its credit exposure, resulting in net exposure of $113 million. The largest exposure to an individual counterparty was approximately $245 million, of which Key secured approximately $230 million in collateral.

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

The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2004	of Gains to	June 30,
in millions	2003	Hedging Activity	Net Income	2004
Accumulated other comprehensive income (loss) resulting from cash flow hedges	—	$(23)	$(12)	$(35)

Reclassifications of gains and losses from “accumulated other comprehensive income (loss)” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $10 million of net losses on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.

Trading Portfolio

Key’s trading portfolio includes:

•	interest rate swap contracts entered into to accommodate the needs of clients;

•	positions with third parties that are intended to offset or mitigate the interest rate risk of client positions;

•	foreign exchange forward contracts entered into to accommodate the needs of clients; and

•	proprietary trading positions in financial assets and liabilities.

The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $16 million at June 30, 2004, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2003 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
KeyCorp

We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2004 and 2003, and the related condensed consolidated statements of income for the three-month and six-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of Key’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flow for the year then ended not presented herein, and in our report dated January 16, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
July 13, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2004. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 30. A description of Key’s business is included under the heading “Description of Business” on page 8 of Key’s 2003 Annual Report to Shareholders.

Terminology

This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

•	KeyCorp refers solely to the parent holding company.

•	KBNA refers to Key’s lead bank, KeyBank National Association.

•	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

•	A KeyCenter is one of Key’s full-service retail banking facilities or branches.

•	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

•	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options. Some tables also include basic earnings per share, which takes into account only common shares outstanding.

•	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 54.

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

•	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

•	If the economy or segments of the economy fail to improve, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

•	The stock and bond markets could suffer declines or disruptions, which may have adverse effects on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

•	Our assumptions made in connection with our financial and risk management modeling techniques and programs may prove to be inaccurate or erroneous.

•	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

•	We may become subject to new legal obligations or liabilities, or the resolution of pending litigation may have an adverse effect on our financial results.

•	Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

•	We may become subject to new accounting, tax, or regulatory practices or requirements.

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

During the first six months of 2004, there were no significant changes in the manner in which Key’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Highlights of Key’s Performance

The primary measures of Key’s financial performance for the second quarter and first six months of 2004 and 2003 are summarized below.

•	Net income for the second quarter of 2004 was $239 million, or $.58 per common share, compared with $250 million, or $.59 per share, for the previous quarter and $225 million, or $.53 per share, for the second quarter of 2003. For the first six months of 2004, Key’s net income was $489 million, or $1.17 per common share, compared with $442 million, or $1.03 per share for the comparable year-ago period.

•	Key’s return on average equity was 13.97% for the second quarter of 2004, compared with 14.47% for the first quarter of 2004, and 12.98% for the year-ago quarter. For the first six months of 2004, Key’s return on average equity was 14.22%, compared with 12.94% for the first six months of 2003.

•	Key’s second quarter 2004 return on average total assets was 1.13%, compared with a return of 1.19% for the previous quarter and 1.07% for the second quarter of 2003. For the first six months of 2004, Key’s return on average total assets was 1.16%, compared with 1.06% for the comparable year-ago period.

Key’s top three priorities for 2004 are to: profitably grow revenue, improve asset quality and maintain expense discipline. During the second quarter:

•	Noninterest income rose by $15 million from the prior quarter and by $12 million from the second quarter of 2003. Growth during the second quarter was driven by the improved performance of Key’s market-sensitive businesses, including investment banking and other capital markets activities, as a result of stronger financial markets.

•	Asset quality continued to improve, reflecting a trend that has been in place for almost two years. Nonperforming loans fell for the seventh consecutive quarter, reaching their lowest level since December 31, 1999. In addition, net loan charge-offs have decreased for six consecutive and nine of the last ten quarters.

•	We continued to manage our expenses effectively as total noninterest expense for both the three- and six-month periods was down slightly from the same periods last year.

Further, we continue to effectively manage our capital. In that regard, during the second quarter, Key repurchased 6 million of its common shares and maintained a tangible equity to tangible assets ratio of 6.64%.

In addition, we recently announced plans for three acquisitions that will strengthen our market share positions. During the second quarter, we announced that we would acquire 10 branch offices and the deposits of Sterling Bank & Trust FSB in the affluent, high-growth Detroit suburbs, and EverTrust Bank, in Everett, Washington, with 12 branch offices and approximately $550 million in deposits. We completed the acquisition of the Sterling Bank offices and deposits effective July 22. Early in the third quarter, we announced plans to acquire certain net assets of American Capital Resource, Inc., based in Atlanta. This is the fourth commercial real estate acquisition that we will have made in the last five years as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

Despite these favorable trends and recent signs of an improving economy as evidenced by stronger demand for commercial loans, Key’s net interest income decreased by $60 million relative to the year-ago quarter. A 28 basis point reduction in Key’s net interest margin drove the decline, along with a slight reduction in average earning assets.

Considering recent trends, we expect Key’s earnings to be in the range of $.57 to $.61 per share for the third quarter of 2004 and $2.35 to $2.45 per share for the full year.

The reasons that Key’s revenue and expense components changed from those reported for the three- and six-month periods ended June 30, 2003, are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.

Figure 1 below summarizes Key’s financial performance for each of the past five quarters and the first six months of 2004 and 2003.

Figure 1. Selected Financial Data

	2004		2003			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2004	2003
FOR THE PERIOD
Interest income	$912	$939	$956	$971	$1,022	$1,851	$2,043
Interest expense	276	278	285	294	326	554	666
Net interest income	636	661	671	677	696	1,297	1,377
Provision for loan losses	74	81	123	123	125	155	255
Noninterest income	446	431	466	463	434	877	831
Noninterest expense	679	659	698	699	688	1,338	1,345
Income before income taxes	329	352	316	318	317	681	608
Net income	239	250	234	227	225	489	442

PER COMMON SHARE
Net income	$.58	$.60	$.56	$.54	$.53	$1.18	$1.04
Net income — assuming dilution	.58	.59	.55	.53	.53	1.17	1.03
Cash dividends paid	.31	.31	.305	.305	.305	.62	.61
Book value at period end	16.77	16.98	16.73	16.64	16.60	16.77	16.60
Market price:
High	32.27	33.23	29.41	27.88	27.42	33.23	27.42
Low	28.23	28.63	25.55	24.86	22.56	28.23	22.31
Close	29.89	30.29	29.32	25.57	25.27	29.89	25.27
Weighted-average common shares (000)	410,292	416,680	420,043	421,971	423,882	413,486	424,575
Weighted-average common shares and potential common shares (000)	414,908	421,572	423,752	425,669	427,170	418,240	427,628

AT PERIOD END
Loans	$64,016	$62,513	$62,711	$62,723	$63,214	$64,016	$63,214
Earning assets	74,990	73,269	73,143	73,258	73,716	74,990	73,716
Total assets	86,221	84,448	84,487	84,460	85,479	86,221	85,479
Deposits	52,423	49,931	50,858	48,739	49,869	52,423	49,869
Long-term debt	14,608	15,333	15,294	15,342	14,434	14,608	14,434
Shareholders’ equity	6,829	6,999	6,969	6,977	6,989	6,829	6,989

PERFORMANCE RATIOS
Return on average total assets	1.13%	1.19%	1.11%	1.06%	1.07%	1.16%	1.06%
Return on average equity	13.97	14.47	13.37	13.06	12.98	14.22	12.94
Net interest margin (taxable equivalent)	3.57	3.74	3.78	3.73	3.85	3.66	3.86

CAPITAL RATIOS AT PERIOD END
Equity to assets	7.92%	8.29%	8.25%	8.26%	8.18%	7.92%	8.18%
Tangible equity to tangible assets	6.64	6.98	6.94	6.94	6.90	6.64	6.90
Tier 1 risk-based capital	7.93	8.10	8.35	8.23	7.94	7.93	7.94
Total risk-based capital	12.07	12.22	12.57	12.48	12.15	12.07	12.15
Leverage	8.34	8.45	8.55	8.37	8.13	8.34	8.13

OTHER DATA
Average full-time equivalent employees	19,514	19,585	19,745	20,059	19,999	19,548	20,222
KeyCenters	902	903	906	900	903	902	903

Line of Business Results

This section summarizes the financial performance and related strategic developments of each of Key’s three major business groups: Consumer Banking, Corporate and Investment Banking, and Investment Management Services. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 11. Note 4 includes a brief description of the products and services offered by each of the three major business groups, more detailed financial information pertaining to the groups and their respective lines of business, and explanations of “Other Segments” and “Reconciling Items.”

Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three- and six-month periods ended June 30, 2004 and 2003.

Figure 2. Major Business Groups – Taxable-Equivalent Revenue and Net Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Revenue (taxable equivalent)
Consumer Banking	$551	$586	$(35)	(6.0)%	$1,124	$1,157	$(33)	(2.9)%
Corporate and Investment Banking	362	366	(4)	(1.1)	714	718	(4)	(.6)
Investment Management Services	202	187	15	8.0	409	373	36	9.7
Other Segments	15	29	(14)	(48.3)	20	31	(11)	(35.5)

Total segments	1,130	1,168	(38)	(3.3)	2,267	2,279	(12)	(.5)
Reconciling items	(26)	(24)	(2)	(8.3)	(47)	(35)	(12)	(34.3)

Total	$1,104	$1,144	$(40)	(3.5)%	$2,220	$2,244	$(24)	(1.1)%

Net income (loss)
Consumer Banking	$98	$102	$(4)	(3.9)%	$207	$201	$6	3.0%
Corporate and Investment Banking	105	86	19	22.1	211	174	37	21.3
Investment Management Services	24	16	8	50.0	57	32	25	78.1
Other Segments	14	23	(9)	(39.1)	21	30	(9)	(30.0)

Total segments	241	227	14	6.2	496	437	59	13.5
Reconciling items	(2)	(2)	—	—	(7)	5	(12)	240.0

Total	$239	$225	$14	6.2%	$489	$442	$47	10.6%

Consumer Banking

As shown in Figure 3, net income for Consumer Banking was $98 million for the second quarter of 2004, representing a $4 million decrease from the year-ago quarter. The decrease was attributable to a reduction in taxable-equivalent revenue, which was offset substantially by a decline in noninterest expense and a lower provision for loan losses.

Taxable-equivalent net interest income decreased by $32 million, or 7%, from the second quarter of 2003, due largely to a less favorable interest rate spread on deposits in a historically low interest rate environment.

Noninterest income decreased slightly from the year-ago quarter, due largely to a $10 million decline in net gains from loan sales in the Consumer Finance line of business. The reduction in loan sale gains was essentially offset by a $9 million decrease in net losses incurred on the residual values of leased vehicles.

Noninterest expense decreased by $10 million, or 3%, due primarily to declines in depreciation expense related to equipment and various indirect charges.

The provision for loan losses decreased by $19 million, or 29%, as a result of improved asset quality in each of the major lines of business.

During the second quarter, we announced plans to acquire 10 branch offices and the deposits of Sterling Bank in the affluent, high-growth Detroit suburbs, and EverTrust Bank, in Everett, Washington, with 12 branch offices and approximately $550 million in deposits. We expect these acquisitions to strengthen our Consumer Banking market share positions. We completed the acquisition of the Sterling Bank offices and deposits effective July 22.

Figure 3. Consumer Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$431	$463	$(32)	(6.9)%	$877	$916	$(39)	(4.3)%
Noninterest income	120	123	(3)	(2.4)	247	241	6	2.5

Total revenue (TE)	551	586	(35)	(6.0)	1,124	1,157	(33)	(2.9)
Provision for loan losses	46	65	(19)	(29.2)	105	143	(38)	(26.6)
Noninterest expense	348	358	(10)	(2.8)	686	693	(7)	(1.0)

Income before income taxes (TE)	157	163	(6)	(3.7)	333	321	12	3.7
Allocated income taxes and TE adjustments	59	61	(2)	(3.3)	126	120	6	5.0

Net income	$98	$102	$(4)	(3.9)%	$207	$201	$6	3.0%

Percent of consolidated net income	41%	45%	N/A	N/A	42%	46%	N/A	N/A
Average balances
Loans	$29,363	$28,962	$401	1.4%	$29,549	$28,770	$779	2.7%
Total assets	31,953	31,451	502	1.6	32,087	31,259	828	2.6
Deposits	35,021	34,828	193	.6	34,879	34,616	263	.8

TE = Taxable Equivalent, N/A = Not Applicable

Additional Consumer Banking Data

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Average deposits outstanding
Noninterest-bearing	$5,638	$5,458	$180	3.3%	$5,578	$5,397	$181	3.4%
Money market deposit accounts and other savings	16,284	15,185	1,099	7.2	15,979	14,868	1,111	7.5
Time	13,099	14,185	(1,086)	(7.7)	13,322	14,351	(1,029)	(7.2)

Total deposits	$35,021	$34,828	$193	.6%	$34,879	$34,616	$263	.8%

Home equity loans
Retail Banking and Small Business
Average balance	$8,608	$7,964
Average loan-to-value ratio	72%	72%
Percent first lien positions	60	56
National Home Equity
Average balance	$4,504	$5,086
Average loan-to-value ratio	72%	75%
Percent first lien positions	78	81

Other data
On-line clients / household penetration	882,088/42%	665,781/35%
KeyCenters	902	903
Automated teller machines	2,166	2,159

Corporate and Investment Banking

Net income for Corporate and Investment Banking was $105 million for the second quarter of 2004, up from $86 million for the same period last year. The improvement resulted largely from a significant decrease in the provision for loan losses.

Taxable-equivalent net interest income decreased by $16 million, or 7%, from the second quarter of 2003, due primarily to a less favorable interest rate spread on deposits and other funding sources. The adverse effect of this factor was offset in part by an increase in average earning assets.

During the same period, noninterest income rose by $12 million, or 10%, due largely to an increase in income from various investment banking and capital markets activities.

Noninterest expense decreased by $6 million, or 3%, due primarily to lower professional fees and decreases in various indirect charges.

The provision for loan losses decreased by $31 million, or 55%, reflecting improved asset quality in the Corporate Banking and National Equipment Finance lines.

Early in the third quarter, we announced plans to acquire certain net assets of American Capital Resource, Inc., based in Atlanta. This is the fourth commercial real estate acquisition that we will have made in the last five years as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

Figure 4. Corporate and Investment Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$228	$244	$(16)	(6.6)%	$461	$485	$(24)	(4.9)%
Noninterest income	134	122	12	9.8	253	233	20	8.6

Total revenue (TE)	362	366	(4)	(1.1)	714	718	(4)	(.6)
Provision for loan losses	25	56	(31)	(55.4)	45	106	(61)	(57.5)
Noninterest expense	168	174	(6)	(3.4)	332	334	(2)	(.6)

Income before income taxes (TE)	169	136	33	24.3	337	278	59	21.2
Allocated income taxes and TE adjustments	64	50	14	28.0	126	104	22	21.2

Net income	$105	$86	$19	22.1%	$211	$174	$37	21.3%

Percent of consolidated net income	44%	38%	N/A	N/A	43%	39%	N/A	N/A
Average balances
Loans	$27,855	$28,039	$(184)	(.7)%	$27,539	$28,141	$(602)	(2.1)%
Total assets	33,063	32,410	653	2.0	32,594	32,569	25	.1
Deposits	4,958	4,097	861	21.0	4,857	4,049	808	20.0

TE = Taxable Equivalent, N/A = Not Applicable

Investment Management Services

Net income for Investment Management Services was $24 million for the second quarter of 2004, up from $16 million for the second quarter of last year. The increase was due primarily to growth in noninterest income.

Noninterest income grew by $16 million, or 13%, due to an increase in income from trust and investment services. This growth was attributable primarily to a rise in the market value of assets under management and a higher level of brokerage commissions, both of which reflect improvements in the equity markets.

Noninterest expense rose by $2 million, or 1%, due to higher incentive compensation expense related to revenue generation, and an increase in occupancy expense related to the closing of two offices in the McDonald Financial Group. These increases were offset in part by decreases in various indirect charges.

The provision for loan losses decreased by $2 million, or 50%, reflecting improved asset quality in the McDonald Financial Group.

Figure 5. Investment Management Services

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$59	$60	$(1)	(1.7)%	$120	$118	$2	1.7%
Noninterest income	143	127	16	12.6	289	255	34	13.3

Total revenue (TE)	202	187	15	8.0	409	373	36	9.7
Provision for loan losses	2	4	(2)	(50.0)	4	5	(1)	(20.0)
Noninterest expense	161	159	2	1.3	313	317	(4)	(1.3)

Income before income taxes (TE)	39	24	15	62.5	92	51	41	80.4
Allocated income taxes and TE adjustments	15	8	7	87.5	35	19	16	84.2

Net income	$24	$16	$8	50.0%	$57	$32	$25	78.1%

Percent of consolidated net income	10%	7%	N/A	N/A	12%	7%	N/A	N/A
Average balances
Loans	$5,226	$5,031	$195	3.9%	$5,183	$4,994	$189	3.8%
Total assets	6,317	5,961	356	6.0	6,238	5,913	325	5.5
Deposits	7,188	5,939	1,249	21.0	7,048	5,579	1,469	26.3

TE = Taxable Equivalent, N/A = Not Applicable

Additional Investment Management Services Data

	June 30,	December 31,	June 30,
dollars in billions	2004	2003	2003
Assets under management	$69.7	$68.7	$63.3
Nonmanaged and brokerage assets	68.1	66.4	61.5

Other Segments

Other segments consist primarily of Treasury and principal investing. These segments generated net income of $14 million for the second quarter of 2004, compared with $23 million for the same period last year. Declines in taxable-equivalent net interest income, net gains from principal investing and income from corporate-owned life insurance drove the decrease.

Results of Operations

Net interest income

Key’s principal source of earnings is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and yield-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

•	the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

•	the use of derivative instruments to manage interest rate risk;

•	market interest rate fluctuations; and

•	asset quality.

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

Figure 6, which spans pages 42 and 43, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with accounting principles generally accepted in the United States (“GAAP”).

Taxable-equivalent net interest income for the second quarter of 2004 was $658 million, compared with $710 million one year ago. This reduction reflects the adverse effect of a lower net interest margin, which decreased 28 basis points to 3.57%. A basis point is equal to one one-hundredth of a percentage point (e.g., 28 basis points equals .28%). The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. During the same period, the level of average earning assets was essentially unchanged.

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

Specific factors, which led to the decrease in Key’s net interest margin over the past twelve months, are as follows:

•	During the first half of 2004, we substantially completed our positioning for anticipated interest rate increases by allowing interest rate swaps to mature without replacing them, and by selling selected loan portfolios.

•	During the third quarter of 2003, higher-yielding securities matured and we experienced exceptionally high levels of prepayments on our investment and consumer loan portfolios as a result of the low interest rate environment.

•	Over the past year, competitive market conditions precluded us from reducing interest rates on deposit accounts.

•	Although the demand for commercial loans improved during the second quarter of 2004, during most of the past year the demand for commercial loans has been weak.

Average earning assets totaled $73.9 billion for both the second quarter of 2004 and 2003. Declines in commercial real estate lending, indirect automobile lease financing and securities available for sale were offset by the growth in commercial lease financing and short-term investments. The decline in indirect automobile lease financing resulted from management’s efforts to exit this business.

Since December 31, 2002, the growth and composition of Key’s loan portfolio has been affected by the following actions:

•	Key sold commercial mortgage loans of $850 million during the first half of 2004 and $1.7 billion during all of 2003. Since some of these loans have been sold with limited recourse (i.e., the risk that Key will be held accountable for certain events or representations made in the sales), Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 11 (“Contingent Liabilities and Guarantees”) under the section entitled “Recourse agreement with Federal National Mortgage Association” on page 27.

•	Key sold education loans of $242 million ($45 million through securitizations) during the first six months of 2004 and $1.2 billion ($998 million through securitizations) during all of 2003. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

•	Key sold other loans (primarily home equity and residential real estate loans) totaling $1.4 billion during the first half of 2004 and $1.8 billion during all of 2003. The sales of these long-term, fixed-rate loans were driven in part by management’s strategy for achieving the desired interest rate and credit risk profiles for Key.

•	During the third quarter of 2003, Key consolidated an asset-backed commercial paper conduit as a result of an accounting change. This consolidation added approximately $200 million to Key’s commercial loan portfolio. More information about this change, required by Interpretation No. 46, “Consolidation of Variable Interest Entities,” is provided in Note 7 (“Variable Interest Entities”), which begins on page 19.

•	During the first quarter of 2003, Key acquired a $311 million commercial lease financing portfolio and a $71 million commercial loan portfolio from a Canadian financial institution. The acquisition of these portfolios further diversified our asset base and has generated additional equipment financing opportunities.

•	During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending outside of Key’s primary geographic markets and discontinue certain credit-only commercial relationships. As of June 30, 2004, the affected portfolios, in the aggregate, have declined by approximately $947 million since June 30, 2003, and $5.0 billion since the date of the announcement.

Figure 6. Average Balance Sheets, Net Interest Income and Yields/Rates

	Second Quarter 2004			First Quarter 2004
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[a,b]
Commercial, financial and agricultural	$17,392	$189	4.36%	$17,037	$190	4.50%
Real estate — commercial mortgage	6,071	74	4.94	5,750	72	5.00
Real estate — construction	4,716	56	4.79	4,856	58	4.79
Commercial lease financing	8,729	127	5.83	8,536	127	5.96

Total commercial loans	36,908	446	4.86	36,179	447	4.96
Real estate — residential	1,568	24	6.09	1,589	25	6.21
Home equity	14,631	201	5.53	14,963	210	5.64
Consumer - direct	2,058	38	7.41	2,083	40	7.69
Consumer - indirect lease financing	199	5	9.74	266	6	9.72
Consumer - indirect other	5,137	95	7.39	5,389	105	7.79

Total consumer loans	23,593	363	6.17	24,290	386	6.37
Loans held for sale	2,602	28	4.28	2,327	23	4.07

Total loans	63,103	837	5.33	62,796	856	5.47
Taxable investment securities	16	—	4.20	17	—	4.36
Tax-exempt investment securities[a]	74	2	9.73	79	2	9.71

Total investment securities	90	2	8.72	96	2	8.79
Securities available for sale[a,c]	7,130	78	4.37	7,516	88	4.70
Short-term investments	2,384	9	1.44	1,859	9	1.95
Other investments[c]	1,167	8	2.79	1,114	8	2.78

Total earning assets	73,874	934	5.07	73,381	963	5.27
Allowance for loan losses	(1,237)			(1,378)
Accrued income and other assets	12,678			12,522

	$85,315			$84,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$19,753	33	.67	$18,882	29	.61
Savings deposits	2,040	1	.23	2,052	1	.23
Certificates of deposit ($100,000 or more)[d]	4,727	44	3.77	4,883	46	3.81
Other time deposits	10,591	76	2.87	10,957	80	2.96
Deposits in foreign office	2,635	7	1.05	2,167	5	.97

Total interest-bearing deposits	39,746	161	1.63	38,941	161	1.67
Federal funds purchased and securities sold under repurchase agreements	4,483	10	.93	4,068	10	.96
Bank notes and other short-term borrowings[d]	2,512	9	1.43	2,603	12	1.81
Long-term debt, including capital securities[d]	14,465	96	2.74	15,229	95	2.63

Total interest-bearing liabilities	61,206	276	1.82	60,841	278	1.86
Noninterest-bearing deposits	11,010			10,660
Accrued expense and other liabilities	6,220			6,077
Common shareholders’ equity	6,879			6,947

	$85,315			$84,525

Interest rate spread (TE)			3.25%			3.41%

Net interest income (TE) and net interest margin (TE)		658	3.57%		685	3.74%

TE adjustment[a]		22			24

Net interest income, GAAP basis		$636			$661

Capital securities	—	—		—	—

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders, for an explanation of fair value hedges.

TE = Taxable Equivalent

Figure 6. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Fourth Quarter 2003			Third Quarter 2003			Second Quarter 2003
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$16,847	$198	4.69%	$17,188	$202	4.65%	$17,391	$218	5.01%
5,812	76	5.21	5,859	77	5.21	5,932	80	5.38
5,138	68	5.22	5,196	66	5.05	5,331	68	5.14
8,172	122	5.95	7,995	118	5.91	7,883	119	6.05

35,969	464	5.14	36,238	463	5.07	36,537	485	5.32
1,639	25	6.32	1,707	28	6.43	1,803	30	6.54
14,999	209	5.54	14,862	218	5.80	14,433	219	6.09
2,138	38	7.12	2,162	39	7.19	2,135	40	7.44
350	9	9.65	460	11	9.60	601	14	9.40
5,116	106	8.16	5,123	105	8.23	5,002	105	8.43

24,242	387	6.34	24,314	401	6.55	23,974	408	6.82
2,353	26	4.47	2,526	29	4.53	2,518	29	4.70

62,564	877	5.58	63,078	893	5.62	63,029	922	5.86
17	1	4.35	14	—	4.46	5	—	5.44
85	2	9.75	91	2	9.76	110	3	9.46

102	3	8.88	105	2	9.07	115	3	9.27
7,474	82	4.39	7,877	77	3.91	8,321	97	4.68
1,855	8	1.73	1,531	6	1.70	1,484	8	2.12
1,118	8	2.70	1,032	6	2.68	985	6	2.47

73,113	978	5.32	73,623	984	5.32	73,934	1,036	5.61
(1,398)			(1,396)			(1,409)
12,285			12,495			12,187

$84,000			$84,722			$84,712

$18,760	31	.65	$18,381	35	.75	$17,740	41	.93
2,069	2	.39	2,092	2	.48	2,084	3	.54
4,886	45	3.77	4,898	46	3.78	4,743	47	3.98
11,023	81	2.91	11,073	81	2.89	11,434	84	2.96
1,750	5	.96	1,627	4	1.04	2,445	8	1.25

38,488	164	1.69	38,071	168	1.76	38,446	183	1.91
3,953	9	.93	5,133	12	.93	5,075	15	1.19
2,698	14	1.92	2,559	13	2.05	2,351	15	2.58
15,214	98	2.64	15,421	101	2.68	16,309	113	2.90

60,353	285	1.89	61,184	294	1.93	62,181	326	2.13
10,904			10,628			10,053
5,797			6,016			5,526
6,946			6,894			6,952

$84,000			$84,722			$84,712

		3.43%			3.39%			3.48%

	693	3.78%		690	3.73%		710	3.85%

	22			13			14

	$671			$677			$696

—	—		—	—		$1,266	$18

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 49, contains more discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes

	From three months ended June 30, 2003			From six months ended June 30, 2003
	to three months ended June 30, 2004			to six months ended June 30, 2004
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$1	$(86)	$(85)	—	$(155)	$(155)
Tax-exempt investment securities	(1)	—	(1)	$(2)	1	(1)
Securities available for sale	(13)	(6)	(19)	(17)	(14)	(31)
Short-term investments	4	(3)	1	5	(3)	2
Other investments	1	1	2	2	1	3

Total interest income (taxable equivalent)	(8)	(94)	(102)	(12)	(170)	(182)
INTEREST EXPENSE
NOW and money market deposit accounts	4	(12)	(8)	9	(31)	(22)
Savings deposits	—	(2)	(2)	—	(4)	(4)
Certificates of deposit ($100,000 or more)	—	(3)	(3)	2	(6)	(4)
Other time deposits	(6)	(2)	(8)	(12)	(6)	(18)
Deposits in foreign office	1	(2)	(1)	2	(3)	(1)

Total interest-bearing deposits	(1)	(21)	(22)	1	(50)	(49)
Federal funds purchased and securities sold under repurchase agreements	(2)	(3)	(5)	(4)	(5)	(9)
Bank notes and other short-term borrowings	1	(7)	(6)	—	(12)	(12)
Long-term debt, including capital securities	(12)	(5)	(17)	(26)	(16)	(42)

Total interest expense	(14)	(36)	(50)	(29)	(83)	(112)

Net interest income (taxable equivalent)	$6	$(58)	$(52)	$17	$(87)	$(70)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for the second quarter of 2004 was $446 million, up $12 million, or 3%, from the same period last year. For the first six months of the year, noninterest income was $877 million, representing an increase of $46 million, or 6%, from the first six months of 2003.

As shown in Figure 8, the growth in noninterest income from the year-ago quarter was due primarily to a $15 million increase in income from investment banking and capital markets activities, and an $11 million increase in income from trust and investment services. In addition, Key recorded net gains of $4 million on the residual values of leased vehicles and equipment in the second quarter of 2004, compared with net losses of $7 million for the same period last year. These improvements were partially offset by a $13 million decrease in net gains from loan securitizations and sales, and a $5 million decline in service charges on deposit accounts.

The year-to-date increase in noninterest income also reflected the effects of stronger financial markets. Income from trust and investment services rose by $25 million, while income from investment banking and capital markets activities grew by $22 million. In addition, Key recorded net gains of $6 million on the residual values of leased vehicles and equipment during the first half of 2004, compared with net losses of $19 million during the first six months of 2003. These favorable results were partially offset by a $13 million reduction in service charges on deposit accounts.

Figure 8. Noninterest Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Trust and investment services income	$141	$130	$11	8.5%	$286	$261	$25	9.6%
Service charges on deposit accounts	86	91	(5)	(5.5)	170	183	(13)	(7.1)
Investment banking and capital markets income	69	54	15	27.8	111	89	22	24.7
Letter of credit and loan fees	40	40	—	—	77	71	6	8.5
Corporate-owned life insurance income	25	27	(2)	(7.4)	52	54	(2)	(3.7)
Net gains from loan securitizations and sales	1	14	(13)	(92.9)	26	29	(3)	(10.3)
Electronic banking fees	22	22	—	—	40	41	(1)	(2.4)
Net securities gains	7	3	4	133.3	7	7	—	—
Other income:
Insurance income	13	13	—	—	24	26	(2)	(7.7)
Loan securitization servicing fees	1	2	(1)	(50.0)	2	4	(2)	(50.0)
Credit card fees	3	3	—	—	6	6	—	—
Miscellaneous income	38	35	3	8.6	76	60	16	26.7

Total other income	55	53	2	3.8	108	96	12	12.5

Total noninterest income	$446	$434	$12	2.8%	$877	$831	$46	5.5%

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

Figure 9. Trust and Investment Services Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Brokerage commissions and fee income	$66	$65	$1	1.5%	$136	$130	$6	4.6%
Personal asset management and custody fees	42	36	6	16.7	84	71	13	18.3
Institutional asset management and custody fees	10	9	1	11.1	19	20	(1)	(5.0)
All other fees	23	20	3	15.0	47	40	7	17.5

Total trust and investment services income	$141	$130	$11	8.5%	$286	$261	$25	9.6%

A significant portion of Key’s trust and investment services income is based on the value of assets under management. At June 30, 2004, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $70.0 billion, representing an 11% increase from $63.3 billion at June 30, 2003. Although the increase in the market value of assets under management was the primary cause of the increase in this revenue component, the repricing of services and the July 1, 2003, acquisition of NewBridge Partners LLC also contributed to the improvement. The composition of Key’s assets under management is shown in Figure 10.

Figure 10. Assets Under Management

	2004		2003
in millions	Second	First	Fourth	Third	Second
Assets under management by investment type:
Equity	$32,299	$31,898	$31,768	$28,839	$26,931
Fixed income	18,749	18,168	17,355	17,300	17,121
Money market	18,952	19,332	19,580	18,901	19,250

Total	$70,000	$69,398	$68,703	$65,040	$63,302

Proprietary mutual funds included in assets under management:
Equity	$3,426	$3,327	$3,165	$2,777	$2,604
Fixed income	866	970	1,015	1,087	1,144
Money market	9,275	9,397	10,188	10,205	10,362

Total	$13,567	$13,694	$14,368	$14,069	$14,110

Service charges on deposit accounts. The decrease in service charges on deposit accounts for both the quarterly and year-to-date periods was due primarily to lower overdraft and maintenance fees. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products.

Investment banking and capital markets income. As shown in Figure 11, stronger financial markets contributed to significant increases in investment banking and capital markets income for both the quarterly and year-to-date periods.

Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses, some of which are in relatively early stages of economic development and strategy implementation. Principal investments consist of direct and indirect investments in predominantly privately-held companies and are carried on the balance sheet at fair value ($788 million at June 30, 2004, and $717 million at June 30, 2003). Thus, the net gains presented in Figure 11 stem from changes in estimated fair values, as well as actual gains and losses on sales of principal investments.

Figure 11. Investment Banking and Capital Markets Income

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Investment banking income	$31	$23	$8	34.8%	$56	$46	$10	21.7%
Net gains from principal investing	19	20	(1)	(5.0)	29	17	12	70.6
Foreign exchange income	12	8	4	50.0	24	15	9	60.0
Dealer trading and derivatives income	7	3	4	133.3	2	11	(9)	(81.8)

Total investment banking and capital markets income	$69	$54	$15	27.8%	$111	$89	$22	24.7%

Letter of credit and loan fees. The year-to-date increase in letter of credit and loan fees was largely attributable to higher letter of credit fees generated by the Corporate Banking line of business.

Net gains from loan securitizations and sales. Gains or losses may result from the securitizations and/or sales of loans undertaken from time to time to achieve desired interest rate and credit risk profiles, improve the profitability of the overall loan portfolio, or as a cost effective means of diversifying funding sources. During the second quarter of 2004, Key recorded a net gain of $1 million from the sale of $1.3 billion of loans, compared with a net gain of $14 million from the sale of $878 million of loans during the year-ago quarter. The types of loans sold during each of these respective periods are presented in Figure 16 on page 51.

Other income. The increase in other income for both the quarterly and year-to-date periods was due largely to net gains on the residual values of leased vehicles and equipment recorded in the current year, compared with net losses recorded a year ago in “Miscellaneous income.” Key recorded net gains of $4 million on the residual values of leased vehicles and equipment in the second quarter of 2004, compared with net losses of $7 million for the same period last year. During the first six months of 2004, Key recorded net gains of $6 million, compared with net losses of $19 million during the first six months of 2003. These positive results were moderated by a variety of other items.

Noninterest expense

Noninterest expense for the second quarter of 2004 was $679 million, down $9 million, or 1%, from the same period last year. For the first six months of the year, noninterest expense was $1.3 billion, representing a decrease of $7 million, or less than 1%, from the first half of 2003.

As shown in Figure 12, the decrease in noninterest expense from the year-ago quarter was spread among a number of categories and offset in part by higher costs associated with occupancy and computer processing.

The year-to-date decrease in noninterest expense also resulted from reductions in most categories, with the largest decline occurring in franchise and business tax expense. The $17 million decrease in these taxes reflected a $7 million reduction stemming from the reversal of an overaccrual of certain businesses taxes in the first quarter of 2004. These improved results were partially offset by an increase in personnel expense.

Figure 12. Noninterest Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Personnel	$371	$371	—	—	$744	$734	$10	1.4%
Net occupancy	61	56	$5	8.9%	119	115	4	3.5
Computer processing	48	44	4	9.1	92	88	4	4.5
Equipment	30	34	(4)	(11.8)	61	66	(5)	(7.6)
Marketing	30	33	(3)	(9.1)	53	58	(5)	(8.6)
Professional fees	29	32	(3)	(9.4)	54	57	(3)	(5.3)
Other expense:
Postage and delivery	13	13	—	—	26	28	(2)	(7.1)
Telecommunications	7	8	(1)	(12.5)	14	16	(2)	(12.5)
Franchise and business taxes	9	13	(4)	(30.8)	8	25	(17)	(68.0)
OREO expense, net	7	4	3	75.0	11	5	6	120.0
Miscellaneous expense	74	80	(6)	(7.5)	156	153	3	2.0

Total other expense	110	118	(8)	(6.8)	215	227	(12)	(5.3)

Total noninterest expense	$679	$688	$(9)	(1.3)%	$1,338	$1,345	$(7)	(.5)%

Average full-time equivalent employees	19,514	19,999	(485)	(2.4)%	19,548	20,222	(674)	(3.3)%

The following discussion explains the composition of Key’s personnel expense and the factors that caused the change in this major component of noninterest expense.

Personnel. As shown in Figure 13, personnel expense, the largest category of Key’s noninterest expense, rose by $10 million, or 1%, from the first six months of 2003. This increase resulted from higher incentive compensation accruals and an increase in stock options expense. These increases were offset in part by reductions in all other components of personnel expense, with the largest decline occurring in salaries expense.

Figure 13. Personnel Expense

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Salaries	$210	$214	$(4)	(1.9)%	$419	$432	$(13)	(3.0)%
Incentive compensation	92	86	6	7.0	177	150	27	18.0
Employee benefits	59	63	(4)	(6.3)	130	135	(5)	(3.7)
Stock-based compensation	8	3	5	166.7	15	7	8	114.3
Severance	2	5	(3)	(60.0)	3	10	(7)	(70.0)

Total personnel expense	$371	$371	—	—	$744	$734	$10	1.4%

One of management’s top three priorities for 2004 is to manage Key’s expenses effectively. The level of Key’s personnel expense continues to reflect the disciplined approach that we have taken to control Key’s expenses over the past several years. We will continue to evaluate staffing levels and to make appropriate changes when they can be accomplished without damaging either customer service or our ability to develop higher return businesses. For the second quarter of 2004, the number of average full-time equivalent employees was 19,514, compared with 19,585 for the first quarter of 2004 and 19,999 for the year-ago quarter.

Income taxes

The provision for income taxes was $90 million for the second quarter of 2004, compared with $92 million for the comparable period in 2003. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 27.4% for the second quarter of 2004, compared with 29.0% for the second quarter of 2003. For the first six months of 2004, the provision for income taxes was $192 million, compared with $166 million for the first half of 2003. The effective tax rates for these periods were 28.2% and 27.3%, respectively.

As discussed below, Key has transferred the management of residual values of certain equipment leases to a foreign subsidiary in a lower tax jurisdiction. A larger number of such leases were transferred during the second quarter of 2004 than in the second quarter of 2003, which contributed to the decrease in the effective tax rate. In addition, credits associated with investments in low-income housing projects increased and represented a higher percentage of income before income taxes. For the year-to-date period, the increase in the effective tax rate reflected the fact that tax-exempt interest income and income from corporate-owned life insurance each represented a lower percentage of income before income taxes in the current year than in the first six months of 2003.

The effective tax rates for both the current and prior year are substantially below Key’s combined statutory federal and state rate of 37.5%. This is partially due to the fact that portions of the equipment leasing portfolio have been subject to a lower income tax rate since Key transferred responsibility for the management of portions of that portfolio to a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this subsidiary, no deferred income taxes have been recorded on those earnings in accordance with SFAS No. 109, “Accounting for Income Taxes.” Other factors that account for the difference between the effective and statutory tax rates in the current and prior year include tax deductions associated with dividends paid to Key’s 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

Financial Condition

Loans

At June 30, 2004, total loans outstanding were $64.0 billion, compared with $62.7 billion at December 31, 2003, and $63.2 billion at June 30, 2003. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans”) on page 18. The growth in our loans over the past twelve months was largely attributable to the stronger demand for commercial loans during the first half of 2004 in an improving economy. This growth was moderated by several factors:

•	Loan sales completed to improve the profitability of the overall portfolio or to accommodate our asset/liability management needs;

•	Weak commercial loan demand during 2003 due to a soft economy; and

•	Our decision to exit the automobile leasing business, de-emphasize indirect prime automobile lending and discontinue certain credit-only commercial relationships.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, several acquisitions have improved our ability to generate and securitize new loans, especially in the area of commercial real estate.

Commercial loan portfolio. Commercial loans outstanding increased by $1.2 billion, or 3.3%, from one year ago. Over the past year, all major segments of the commercial loan portfolio experienced growth with the exception of construction loans, reflecting recent improvement in the economy. This growth was broad-based and spread among a number of industry sectors. One specific factor that contributed to the increase in our commercial loan portfolio was Key’s consolidation of an asset-backed commercial paper conduit during the third quarter of 2003. This consolidation, which resulted from an accounting change, added approximately $200 million to Key’s commercial loan portfolio.

Equipment lease financing is a specialty business in which Key believes it has both the scale and array of products to compete on a world-wide basis. This business has shown strong growth during the past twelve months due in part to the success of our “Lead with leasing” campaign designed to improve the penetration of Key’s middle-market customer base.

Commercial real estate loans related to both owner and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At June 30, 2004, Key’s commercial real estate portfolio included mortgage loans of $6.3 billion and construction loans of $4.9 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $47 million. The average size of a construction loan commitment was $7 million. The largest construction loan commitment was $59 million, of which $24 million was outstanding.

Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. The KeyBank Real Estate Capital line of business deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 55% of Key’s total average commercial real estate loans during the second quarter of 2004. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 14, is diversified by both industry type and geography.

Figure 14. Commercial Real Estate Loans

	Geographic Region
June 30, 2004						Percent of
dollars in millions	East	Midwest	Central	West	Total	Total
Nonowner-occupied:
Multi-family properties	$567	$427	$709	$510	$2,213	19.8%
Retail properties	194	487	112	249	1,042	9.3
Office buildings	69	50	210	168	497	4.5
Residential properties	261	58	164	471	954	8.5
Warehouses	51	63	55	103	272	2.4
Manufacturing facilities	1	22	8	20	51	.5
Hotels/Motels	4	4	1	9	18	.2
Health facility	—	—	—	16	16	.1
Other	195	232	83	187	697	6.2

	1,342	1,343	1,342	1,733	5,760	51.5
Owner-occupied	890	2,019	712	1,794	5,415	48.5

Total	$2,232	$3,362	$2,054	$3,527	$11,175	100.0%

Nonowner-occupied:
Nonperforming loans	$1	$5	—	—	$6	N/M
Accruing loans past due 90 days or more	—	11	—	—	11	N/M
Accruing loans past due 30 through 89 days	21	7	$1	$21	50	N/M

N/M = Not Meaningful

Consumer loan portfolio. As shown in Note 6, consumer loans outstanding decreased by $534 million, or 2.2%, from one year ago. The decline was due primarily to the sales of certain long-term, fixed-rate loans, including broker-originated home equity loans within the Key Home Equity Services division, and an indirect recreational vehicle portfolio. These sales were completed as part of our strategy for achieving the desired interest rate and credit risk profiles for Key. In addition, automobile lease financing receivables and loans declined as a result of our decision to exit the automobile leasing business and to de-emphasize indirect prime automobile lending. During the same period, residential real estate loans decreased as most of the new loans originated by Key over the past twelve months were originated for sale. Additionally, a prolonged period of low interest rates has resulted in continued mortgage prepayment activity. The overall decline in consumer loans was offset in part by strong growth in home equity loans generated by the Retail Banking line of business and by Champion Mortgage Company discussed below.

Excluding loan sales and portfolio acquisitions, consumer loans would have increased by $978 million, or 4%, during the past twelve months.

The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Retail Banking line of business (57% of the home equity portfolio at June 30, 2004) and the National Home Equity unit within our Consumer Finance line of business.

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

Figure 15. Home Equity Loans

	2004		2003
dollars in millions	Second	First	Fourth	Third	Second
SOURCES OF LOANS OUTSTANDING AT PERIOD END
Retail Banking (KeyCenters) and Small Business	$8,711	$8,490	$8,370	$8,324	$8,152
McDonald Financial Group and other sources	1,538	1,500	1,483	1,455	1,418

Champion Mortgage Company	2,879	2,842	2,857	2,747	2,461
Key Home Equity Services division	1,625	1,651	2,328	2,353	2,657

National Home Equity unit	4,504	4,493	5,185	5,100	5,118

Total	$14,753	$14,483	$15,038	$14,879	$14,688

Nonperforming loans at period end	$151	$161	$153	$151	$152
Net charge-offs for the period	10	16	15	14	13
Yield for the period	5.53%	5.64%	5.54%	5.80%	6.09%

Sales and securitizations. During the past twelve months, Key sold $1.9 billion of commercial real estate loans, $1.3 billion of home equity loans, $1.2 billion of education loans ($1.0 billion through securitizations), $522 million of residential real estate loans, $283 million of indirect consumer loans and $415 million of commercial loans and leases.

Among the factors that Key considers in determining which loans to securitize are:

•	whether the characteristics of a specific loan portfolio make it conducive to securitization;

•	the relative cost of funds;

•	the level of credit risk; and

•	capital requirements.

Figure 16 summarizes Key’s loan sales (including securitizations) for the first half of 2004 and all of 2003.

Figure 16. Loans Sold

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	–Indirect	Education	Total
2004
Second quarter	$87	$652	$5	$121	$70	$283	$104	$1,322
First quarter	130	198	—	61	664	—	138	1,191

Total	$217	$850	$5	$182	$734	$283	$242	$2,513

2003
Fourth quarter	$73	$599	—	$129	$96	—	$96	$993
Third quarter	120	423	—	211	473	—	895	2,122
Second quarter	67	408	—	184	134	—	85	878
First quarter	52	253	—	147	112	—	109	673

Total	$312	$1,683	—	$671	$815	—	$1,185	$4,666

Figure 17 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $651 million of the $32.5 billion of loans administered or serviced at June 30, 2004. Additional information about this recourse arrangement is included in Note 11 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

Key derives income from two sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as “other income”) from servicing or administering the loans, and we earn interest income from any securitized assets retained. In addition, escrow deposits collected in connection with the servicing of commercial real estate loans have contributed to the growth in Key’s average noninterest-bearing deposits over the past twelve months.

Figure 17. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2004	2004	2003	2003	2003
Commercial real estate loans	$27,861	$25,708	$25,376	$24,379	$22,428
Education loans	4,327	4,465	4,610	4,750	4,161
Home equity loans	168	191	215	283	334
Commercial loans	180	174	167	153	142
Automobile loans	—	—	—	—	29

Total	$32,536	$30,538	$30,368	$29,565	$27,094

Securities

At June 30, 2004, the securities portfolio totaled $8.3 billion and included $7.0 billion of securities available for sale, $81 million of investment securities and $1.2 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2003, was $8.8 billion, including $7.6 billion of securities available for sale, $98 million of investment securities and $1.1 billion of other investments. The weighted-average maturity of the portfolio was 2.8 years at June 30, 2004, compared with 3.1 years at December 31, 2003.

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

Securities available for sale. The vast majority of Key’s securities available for sale portfolio consist of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (“CMO”) is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At June 30, 2004, Key had $6.6 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $7.1 billion at December 31, 2003, and $7.2 billion at June 30, 2003. Key invested more heavily in these securities during 2002 as opportunities to originate loans (Key’s preferred earning asset) declined in the soft economy. However, during the second quarter of 2003, Key reduced the level of its CMOs by approximately $750 million, primarily through sales undertaken to manage prepayment risk. The securities sold were backed by higher coupon mortgages and had very short expected average lives. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-maturity class bonds that are structured to have more predictable cash flows than other longer-term class bonds during periods of rising interest rates.

Figure 18 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 16.

Figure 18. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained			Weighted
	Agencies and	Political	Mortgage	Backed	Interests in	Other		Average
dollars in millions	Corporations	Subdivisions	Obligations[a]	Securities[a]	Securitizations[a]	Securities	Total	Yield[b]
JUNE 30, 2004
Remaining maturity:
One year or less	$50	—	$55	$9	$33	$2	$149	14.42%
After one through five years	8	$4	6,172	292	121	124 [c]	6,721	4.05
After five through ten years	2	7	16	63	19	10	117	7.74
After ten years	2	10	13	8	—	3 [c]	36	7.32

Fair value	$62	$21	$6,256	$372	$173	$139	$7,023	—
Amortized cost	62	21	6,395	364	101	135	7,078	4.34%
Weighted average yield	1.95%	7.56%	3.77%	5.72%	37.96%	2.37%[b]	4.34%	—
Weighted average maturity	1.3 years	10.9 years	2.8 years	3.1 years	4.2 years	4.1 years	2.8 years	—

DECEMBER 31, 2003
Fair value	$64	$23	$6,606	$469	$175	$301	$7,638	—
Amortized cost	63	23	6,696	453	105	288	7,628	4.54%

JUNE 30, 2003
Fair value	$35	$26	$6,562	$591	$180	$139	$7,533	—
Amortized cost	34	25	6,552	567	123	140	7,441	5.01%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost and exclude equity securities of $79 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	Includes primarily marketable equity securities with no stated maturity.

Investment securities. Securities issued by states and political subdivisions account for the majority of Key’s investment securities. Figure 19 shows the composition, yields and remaining maturities of these securities.

Figure 19. Investment Securities

	States and			Weighted
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield[a]
JUNE 30, 2004
Remaining maturity:
One year or less	$20	—	$20	9.80%
After one through five years	41	$13	54	7.47
After five through ten years	6	—	6	8.43
After ten years	1	—	1	11.30

Amortized cost	$68	$13	$81	8.19%
Fair value	72	13	85	—
Weighted-average maturity	2.4 years	3.8 years	2.6 years	—

DECEMBER 31, 2003
Amortized cost	$83	$15	$98	8.50%
Fair value	89	15	104	—

JUNE 30, 2003
Amortized cost	$95	$4	$99	9.14%
Fair value	103	4	107	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit – are carried at fair value, which aggregated $788 million at June 30, 2004, $732 million at December 31, 2003, and $717 million at June 30, 2003. They represent approximately 64% of other investments at June 30, 2004, and include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

In addition to principal investments, other investments include securities that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.

Deposits and other sources of funds

“Core deposits” – domestic deposits other than certificates of deposit of $100,000 or more – are Key’s primary source of funding. During the second quarter of 2004, core deposits averaged $43.4 billion, and represented 59% of the funds Key used to support earning assets, compared with $41.3 billion and 56%, respectively, during the same quarter in 2003. The composition of Key’s deposits is shown in Figure 6, which spans pages 42 and 43.

The increase in the level of Key’s average core deposits during the past twelve months was due to higher levels of NOW accounts, money market deposit accounts and noninterest-bearing deposits. During the same period, time deposits decreased by 7%. These results reflect client preferences for investments that provide high levels of liquidity in a low interest rate environment. Average noninterest-bearing deposits also increased as we intensified our cross-selling efforts, focused sales and marketing efforts on our free checking products, and collected more escrow deposits associated with the servicing of commercial real estate loans.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.4 billion during the second quarter of 2004, compared with $14.6 billion during the year-ago quarter. An increase in foreign branch deposits was more than offset by declines in short-term borrowings and large certificates of deposit. The overall reduction in purchased funds is attributable in part to reduced funding needs due to core deposit growth, loan sales, and our decision to scale back or discontinue certain types of lending.

We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.

Capital

Shareholders’ equity. Total shareholders’ equity at June 30, 2004, was $6.8 billion, down $140 million from the balance at December 31, 2003. Repurchases of common shares and net unrealized losses on both securities available for sale and derivative financial instruments caused the decrease. Other factors contributing to the change in shareholders’ equity during the first half of 2004 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.

Changes in common shares outstanding. Share repurchases and other activities that caused the change in Key’s outstanding common shares over the past five quarters are summarized in Figure 20 below.

Figure 20. Changes in Common Shares Outstanding

in thousands	2Q04	1Q04	4Q03	3Q03	2Q03
Shares outstanding at beginning of period	412,153	416,494	419,266	421,074	422,783
Issuance of shares under employee benefit and dividend reinvestment plans	1,128	3,659	1,228	692	1,291
Repurchase of common shares	(6,038)	(8,000)	(4,000)	(2,500)	(3,000)

Shares outstanding at end of period	407,243	412,153	416,494	419,266	421,074

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. Key’s repurchase activity for each of the three months ended June 30, 2004, is summarized in Figure 21.

Figure 21. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program[a]	of each Month-End[a]
April 1-30, 2004	2,100	$29.80	2,100	10,900
May 1-31, 2004	3,900	30.43	3,900	7,000
June 1-30, 2004	38	30.35	38	6,962

Total	6,038	$30.21	6,038

(a)	In July 2004, the Board of Directors authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from the repurchase program authorized in September 2003. This action brings the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.

At June 30, 2004, Key had 84,646,118 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first half of 2004, Key reissued 4,787,170 treasury shares.

Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 7.92% at June 30, 2004, and 8.18% at June 30, 2003. Key’s ratio of tangible equity to tangible assets was 6.64% at June 30, 2004. Management believes that Key’s strong capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 70 of Key’s 2003 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2004, Key’s Tier 1 capital ratio was 7.93%, and its total capital ratio was 12.07%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2004, Key had a leverage ratio of 8.34%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Both of Key’s affiliate banks qualified as “well capitalized” at June 30, 2004, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at June 30, 2004. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

Figure 22 presents the details of Key’s regulatory capital position at June 30, 2004, December 31, 2003 and June 30, 2003.

Figure 22. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2004	2003	2003
TIER 1 CAPITAL
Common shareholders’ equity[a]	$6,897	$6,961	$6,885
Qualifying capital securities	1,292	1,306	1,076
Less: Goodwill	1,150	1,150	1,142
Other assets[b]	65	61	54

Total Tier 1 capital	6,974	7,056	6,765

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,112	1,079	1,088
Net unrealized gains on equity securities available for sale	2	5	—
Qualifying long-term debt	2,525	2,475	2,491

Total Tier 2 capital	3,639	3,559	3,579

Total risk-based capital	$10,613	$10,615	$10,344

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$69,173	$67,675	$68,045
Risk-weighted off-balance sheet exposure	20,324	18,343	18,687
Less: Goodwill	1,150	1,150	1,142
Other assets[b]	464	336	318
Plus: Market risk-equivalent assets	254	244	223

Gross risk-weighted assets	88,137	84,776	85,495
Less: Excess allowance for losses on loans and lending-related commitments	227	327	317

Net risk-weighted assets	$87,910	$84,449	$85,178

AVERAGE QUARTERLY TOTAL ASSETS	$85,315	$84,000	$84,712

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.93%	8.35%	7.94%
Total risk-based capital ratio	12.07	12.57	12.15
Leverage ratio[c]	8.34	8.55	8.13

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

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

Short-term interest rates were relatively low at June 30, 2004. To make the working model more realistic in these circumstances, management modified Key’s standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 50 basis points over three months and no change over the following nine months.

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

As of June 30, 2004, based on the results of our simulation model using Key’s “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income to increase by approximately .01% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Consequently, if short-term interest rates gradually decrease by 50 basis points over the next three months, net interest income would be expected to decrease by approximately .20% over the next year.

The results of the above scenarios reflect the fact that Key’s balance sheet is currently asset-sensitive to changes in short-term interest rates. Key’s asset sensitive position to a decrease in interest rates stems from the fact that short-term rates are at historically low levels. Consequently, the results of the simulation model reflect management’s assumption that yields on earning assets will decline, while the opportunity to decrease interest rates on deposits is limited. To mitigate the risk of a potentially adverse effect on earnings, management is using interest rate contracts while maintaining the flexibility to lower rates on deposits, if necessary.

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

As of June 30, 2004, based on the results of our model in which we simulate the impact of increasing market interest rates in the second year of a two-year time horizon using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to increase by approximately 1.28% if short-term interest rates gradually increase by 200 basis points during that year. Conversely, if short-term interest rates gradually decrease by 50 basis points over the first three months of the second year, net interest income would be expected to decrease by approximately .56% during that year.

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

We actively manage our interest rate sensitivity through investment securities, debt issuance and derivatives. Interest rate swaps are the primary tool we use to modify our interest rate sensitivity and our asset and liability durations. During 2003, management focused on interest rate swap maturities of two years or less to preserve the flexibility of changing from “liability sensitive” to “asset sensitive” in a relatively short period of time. During the past nine months, management has limited its use of interest rate swaps to move toward a less “liability sensitive” interest rate risk profile. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 23 shows the maturity structure for all swap positions held for asset/liability management purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 12 (“Derivatives and Hedging Activities”), which begins on page 29.

Figure 23. Portfolio Swaps By Interest Rate Risk Management Strategy

	June 30, 2004					June 30, 2003
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value
Receive fixed/pay variable—conventional A/LMa	$10,925	$(5)	.9	2.2%	1.3%	$12,200	$185
Receive fixed/pay variable—conventional debt	5,724	165	7.1	5.3	1.4	4,683	494
Pay fixed/receive variable—conventional debt	1,219	(24)	4.2	1.8	5.4	1,524	(131)
Pay fixed/receive variable—forward starting	29	—	2.6	1.6	3.3	—	—
Foreign currency—conventional debt	1,503	264	2.0	3.0	1.7	1,450	198
Basis swaps[b]	11,300	(3)	1.4	1.2	1.2	11,245	(2)

Total portfolio swaps	$30,700	$397	2.4	2.4%	1.4%	$31,102	$744

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Trading portfolio risk management

Key’s trading portfolio is described in Note 12.

Management uses a value at risk (“VAR”) model to estimate the potential adverse effect of changes in interest and foreign exchange rates and equity prices on the fair value of Key’s trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At June 30, 2004, Key’s aggregate daily VAR was $1.3 million, compared with $1.4 million at June 30, 2003. Aggregate daily VAR averaged $1.2 million for the first six months of 2004 and 2003. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

Credit risk management

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. It is inherent in the financial services industry and results from extending credit to clients, purchasing securities and entering into financial derivative contracts.

Credit policy, approval and evaluation. Key manages its credit risk exposure through a multi-faceted program. Both retail and commercial credit policies are approved by independent committees. Once approved, these policies are communicated throughout Key to ensure consistency in our approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation,” on page 37 of Key’s 2003 Annual Report to Shareholders.

Allowance for loan losses. The allowance for loan losses at June 30, 2004, was $1.276 billion, or 1.99% of loans. This compares with $1.405 billion, or 2.22% of loans, at June 30, 2003. The allowance includes $16 million that was specifically allocated for impaired loans of $52 million at June 30, 2004, compared with $109 million that was allocated for impaired loans of $302 million a year ago. For more information about impaired loans, see Note 8 (“Impaired Loans and Other Nonperforming Assets”) on page 21. At June 30, 2004, the allowance for loan losses was 281.06% of nonperforming loans, compared with 167.86% at June 30, 2003.

During the first quarter of 2004, Key reclassified $70 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. First quarter earnings and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expense and other liabilities” on the balance sheet.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting

Policies”) under the heading “Allowance for Loan Losses” on page 51 of Key’s 2003 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at June 30, 2004, represents management’s best estimate of the losses inherent in the loan portfolio at that date.

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

As shown in Figure 24, the decrease in Key’s allowance for loan losses since June 30, 2003, was attributable to developments in both the commercial and consumer loan portfolios. These developments included the first quarter 2004 reclassification of $70 million of Key’s allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments, stabilizing credit quality trends in certain commercial portfolios and weak demand for commercial loans in a soft economy. The decrease in the allowance also reflects declines in automobile lease financing receivables and loans that resulted from our decision to exit the automobile leasing business and to de-emphasize indirect prime automobile lending. In addition, during the second quarter of 2004, we sold Key’s indirect recreational vehicle loan portfolio.

During the second quarter of 2004, the portion of the allowance for loan losses allocated to Key’s commercial loan portfolio at December 31, 2003, and June 30, 2003, was reallocated among the various segments of that portfolio to more accurately reflect the inherent risk embedded in those segments. The reallocation did not change the total allowance previously allocated to either commercial loans or the loan portfolio as a whole.

Figure 24. Allocation of the Allowance for Loan Losses

	June 30, 2004		December 31, 2003		June 30, 2003
		Percent of		Percent of		Percent of
		Loan Type to		Loan Type to		Loan Type to
dollars in millions	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agricultural	$675	27.7%	$799	27.1%	$858	27.5%
Real estate — commercial mortgage	36	9.9	42	9.1	44	9.3
Real estate — construction	168	7.6	148	7.9	119	8.2
Commercial lease financing	169	13.7	152	13.6	111	12.7

Total commercial loans	1,048	58.9	1,141	57.7	1,132	57.7
Real estate — residential mortgage	3	2.4	3	2.5	3	2.8
Home equity	58	23.1	77	24.0	72	23.2
Consumer — direct	46	3.2	47	3.4	45	3.4
Consumer — indirect lease financing	4	.3	8	.5	9	.8
Consumer — indirect other	103	8.0	118	8.1	137	8.1

Total consumer loans	214	37.0	253	38.5	266	38.3
Loans held for sale	14	4.1	12	3.8	7	4.0

Total	$1,276	100.0%	$1,406	100.0%	$1,405	100.0%

Net loan charge-offs. Net loan charge-offs for the second quarter of 2004 totaled $104 million, or .67% of average loans. Key’s net loan charge-offs have declined for six consecutive and nine of the last ten quarters. These results compare with net charge-offs of $141 million, or .90% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 25. The decrease in net charge-offs from the year-ago quarter occurred primarily in the financial sponsors (formerly known as “structured finance”) segment of the commercial, financial and agricultural loan portfolio.

Figure 25. Summary of Loan Loss Experience

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2004	2003	2004	2003
Average loans outstanding during the period	$63,103	$63,029	$62,949	$62,937

Allowance for loan losses at beginning of period	$1,306	$1,421	$1,406	$1,452
Loans charged off:
Commercial, financial and agricultural	43	77	95	164

Real estate — commercial mortgage	10	14	18	25
Real estate — construction	5	—	5	4

Total commercial real estate loans [a]	15	14	23	29
Commercial lease financing	15	19	25	31

Total commercial loans	73	110	143	224
Real estate — residential mortgage	4	1	6	3
Home equity	11	15	28	29
Consumer — direct	11	13	23	25
Consumer — indirect lease financing	2	4	5	9
Consumer — indirect other	47	36	92	79

Total consumer loans	75	69	154	145

	148	179	297	369
Recoveries:
Commercial, financial and agricultural	13	10	26	16

Real estate — commercial mortgage	1	3	2	8

Real estate — construction	4	—	4	3

Total commercial real estate loans [a]	5	3	6	11
Commercial lease financing	4	4	7	5

Total commercial loans	22	17	39	32
Real estate — residential mortgage	1	1	1	1
Home equity	1	2	2	3
Consumer — direct	2	2	4	4
Consumer — indirect lease financing	1	2	2	3
Consumer — indirect other	17	14	34	24

Total consumer loans	22	21	43	35

	44	38	82	67

Net loans charged off	(104)	(141)	(215)	(302)
Provision for loan losses	74	125	155	255
Reclassification of allowance for credit losses on lending-related commitments [b]	—	—	(70)	—

Allowance for loan losses at end of period	$1,276	$1,405	$1,276	$1,405

Net loan charge-offs to average loans	.67%	.90%	.69%	.97%
Allowance for loan losses to period-end loans	1.99	2.22	1.99	2.22
Allowance for loan losses to nonperforming loans	281.06	167.86	281.06	167.86

(a)	See Figure 14 on page 50 and the accompanying discussion on page 49 for more information related to Key’s commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 26 shows the composition of Key’s nonperforming assets, which have declined for seven consecutive quarters. These assets totaled $540 million at June 30, 2004, and represented .84% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $753 million, or 1.20%, at December 31, 2003, and $897 million, or 1.42%, at June 30, 2003.

Figure 26. Summary of Nonperforming Assets and Past Due Loans

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2004	2004	2003	2003	2003
Commercial, financial and agricultural	$114	$191	$252	$345	$361

Real estate — commercial mortgage	61	72	85	89	143
Real estate — construction	1	12	25	38	22

Total commercial real estate loans [a]	62	84	110	127	165
Commercial lease financing	59	84	103	108	92

Total commercial loans	235	359	465	580	618
Real estate — residential mortgage	38	39	39	36	38
Home equity	151	161	153	151	152
Consumer — direct	13	10	14	12	13
Consumer — indirect lease financing	2	2	3	3	4
Consumer — indirect other	15	16	20	13	12

Total consumer loans	219	228	229	215	219

Total nonperforming loans	454	587	694	795	837

OREO	71	76	61	69	60
Allowance for OREO losses	(8)	(5)	(4)	(4)	(3)

OREO, net of allowance	63	71	57	65	57
Other nonperforming assets	23	12	2	2	3

Total nonperforming assets	$540	$670	$753	$862	$897

Accruing loans past due 90 days or more	$114	$127	$152	$165	$172
Accruing loans past due 30 through 89 days	622	559	613	710	731

Nonperforming loans to period-end loans	.71%	.94%	1.11%	1.27%	1.32%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.84	1.07	1.20	1.37	1.42

(a)	See Figure 14 on page 50 and the accompanying discussion on page 49 for more information related to Key’s commercial real estate portfolio.

The substantial reduction in nonperforming loans during the second quarter was attributable largely to decreases in the middle market, institutional (formerly known as “large corporate”) and healthcare portfolios. At June 30, 2004, our 20 largest nonperforming loans totaled $115 million, representing 25% of total loans on nonperforming status.

Information pertaining to the credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, commercial, financial and agricultural loans, is presented in Figure 27. The approximate effects of various types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are presented in Figure 28.

Figure 27. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
June 30, 2004	Total	Loans		% of Loans
dollars in millions	Commitments	Outstanding	Amount	Outstanding
Industry classification:
Manufacturing	$10,179	$3,356	$25	.7%
Services	7,732	2,534	19	.7
Financial services	4,932	1,072	1	.1
Retail trade	5,053	3,107	9	.3
Property management	3,495	1,288	5	.4
Wholesale trade	2,895	1,334	6	.4
Public utilities	2,780	299	—	—
Building contractors	1,461	655	4	.6
Insurance	1,705	115	—	—
Communications	1,242	367	8	2.2
Agriculture/forestry/ fishing	998	656	14	2.1
Transportation	853	400	9	2.3
Public administration	986	228	—	—
Mining	423	136	1	.7
Individuals	122	83	1	1.2
Other	2,370	2,091	12	.6

Total	$47,226	$17,721	$114	.6%

Figure 28. Summary of Changes in Nonperforming Loans

	2004		2003
in millions	Second	First	Fourth	Third	Second
Balance at beginning of period	$587	$694	$795	$837	$904
Loans placed on nonaccrual status	68	145	111	240	168
Charge-offs	(104)	(111)	(123)	(123)	(141)
Loans sold	(33)	(58)	(40)	(73)	(42)
Payments	(62)	(56)	(46)	(73)	(26)
Transfers to OREO	—	(11)	—	(6)	(1)
Loans returned to accrual status	(2)	(16)	(3)	(7)	(25)

Balance at end of period	$454	$587	$694	$795	$837

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

The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the six-month periods ended June 30, 2004 and 2003. As shown in these statements, Key’s largest cash flows relate to both investing and financing activities.

Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales, and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

Over the past two years, the primary sources of cash from financing activities have been the issuance of long-term debt and the growth in deposits. During the first six months of 2004, short-term borrowings were also a significant source. During the same two-year period, outlays of cash have been made to repay debt issued in prior periods and, prior to the first six months of 2004, to reduce the level of short-term borrowings. Management has relied more heavily on short-term borrowings to fund the growth in earning assets since the end of 2003. This approach is attributable to the moderate growth in core deposits that has occurred over the past six months and management’s desire to achieve a mix of short- and long-term borrowings that is consistent with Key’s liquidity management objectives.

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

During the first six months of 2004, affiliate banks paid KeyCorp a total of $586 million in dividends. As of July 1, 2004, the affiliate banks had an additional $428 million available to pay dividends to KeyCorp without prior regulatory approval and remain well-capitalized under the FDIC-defined capital categories. KeyCorp generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months.

Additional sources of liquidity

Management has implemented several programs that enable KeyCorp and its affiliate banks to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or extended from time to time as needed.

Bank note program. During the first six months of 2004, the affiliate banks issued $400 million in notes under Key’s bank note program. These notes have original maturities in excess of one year and are included in “long-term debt.” Key’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion ($19.0 billion by KBNA and $1.0 billion by Key Bank USA). At June 30, 2004, $16.2 billion was available for future issuance under this program.

Euro note program. Under Key’s euro note program, KeyCorp and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and foreign currencies. There were $341 million of borrowings issued under this program during the first six months of 2004. At June 30, 2004, $3.7 billion was available for future issuance.

KeyCorp medium-term note program. In November 2001, KeyCorp registered, under a universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”), $2.2 billion of securities. At June 30, 2004, the entire amount registered had been allocated for the issuance of medium-term notes and the unused capacity totaled $754 million.

Commercial paper. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. As of June 30, 2004, there were no borrowings outstanding under the commercial paper program.

Key has a separate commercial paper program that provides funding availability of up to $1.0 billion in Canadian currency or the equivalent in U.S. currency. As of June 30, 2004, borrowings outstanding under this commercial paper program totaled $800 million in Canadian currency and totaled $27 million in U.S. currency (equivalent to $36 million in Canadian currency).

Key’s debt ratings are shown in Figure 29 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by KeyCorp or its affiliate banks that would be marketable to investors at a competitive cost.

Figure 29. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
June 30, 2004	Borrowings	Debt	Debt	Securities
KeyCorp
Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service[a]	R-1 (middle)	N/A	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information presented in the Market Risk Management section, which begins on page 57 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.

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

In connection with the enactment on July 30, 2002, of the Sarbanes-Oxley Act of 2002 and the promulgation of a number of new regulations since then, our management has also focused on our “disclosure controls and procedures,” which are those controls and procedures designed to ensure that financial and nonfinancial information required to be disclosed in KeyCorp’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that such information is accumulated and communicated to KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of these requirements, we have engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we implemented enhancements, which included establishing a disclosure committee and generally formalizing and documenting disclosure controls and procedures that we already had in place.

As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

In conjunction with its normal on-going risk management and risk review process, and consistent with the requirements of recently adopted SEC regulations, management is undertaking a further comprehensive evaluation of its internal control over financial reporting that may result in additional future refinements to our existing framework.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 11 (“Contingent Liabilities and Guarantees”), which begins on page 25 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information presented in the “Capital” section of the Management’s Discussion & Analysis in Figure 21 on page 55 is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Shareholders of KeyCorp held on May 13, 2004, the shareholders elected five directors to serve for three-year terms expiring in 2007, approved the KeyCorp 2004 Equity Compensation Plan and the KeyCorp Annual Performance Plan, and ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors for KeyCorp for the fiscal year ending December 31, 2004. Director nominees for terms expiring in 2007 were: Alexander M. Cutler, Douglas J. McGregor, Eduardo R. Menascé, Henry L. Meyer III, and Peter G. Ten Eyck, II. Directors whose term in office as a director continued after the Annual Meeting of Shareholders were: William G. Bares, Edward P. Campbell, Dr. Carol A. Cartwright, Henry S. Hemingway, Charles R. Hogan, Lauralee E. Martin, Steven A. Minter, Bill R. Sanford, Thomas C. Stevens, and Dennis W. Sullivan.

The vote on each issue was as follows:

	For	Against	Abstain
Election of Directors
Alexander M. Cutler	334,698,105	*	28,480,392
Douglas J. McGregor	349,196,885	*	13,981,612
Eduardo R. Menascé	347,684,688	*	15,493,809
Henry L. Meyer III	344,989,494	*	18,189,003
Peter G. Ten Eyck, II	345,040,677	*	18,137,820

Approval of the KeyCorp	199,239,799	85,968,768	5,662,620	**
2004 Equity Compensation Plan

Approval of the KeyCorp	326,807,147	31,117,144	5,254,205
Annual Performance Plan

Ratification of Ernst & Young	345,600,143	12,998,362	4,579,991
As independent auditors of KeyCorp

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

**	In addition, there were 72,307,310 broker nonvotes on this matter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Award Agreement of Performance-Based Restricted Stock, Cash Performance Shares and Stock Performance Shares to Certain Executive Officers under the KeyCorp 2004 Equity Compensation Plan.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

April 15, 2004 - Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. Reporting that on April 15, 2004, the Registrant issued a press release announcing its earnings results for the three-month period ended March 31, 2004, and providing a slide presentation reviewed in the related conference call/webcast.

No other reports on Form 8-K were filed during the three-month period ended June 30, 2004.

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

KEYCORP

(Registrant)

Date: August 5, 2004	/s/ Lee Irving

By: Lee Irving
Executive Vice President
and Chief Accounting Officer