Form 10-Q
period 2004-09-30
KEYCORP /NEW/
filed 2004-11-05
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	406,618,109 Shares

(Title of class)	(Outstanding at October 29, 2004)

KEYCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
dollars in millions	2004	2003	2003
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,984	$2,712	$2,398
Short-term investments	2,753	1,604	1,776
Securities available for sale	7,182	7,638	7,550
Investment securities (fair value: $82, $104 and $113)	78	98	106
Other investments	1,341	1,092	1,103
Loans, net of unearned income of $1,995, $1,958 and $1,928	64,981	62,711	62,723
Less: Allowance for loan losses	1,251	1,406	1,405

Net loans	63,730	61,305	61,318
Premises and equipment	599	606	614
Goodwill	1,179	1,150	1,154
Other intangible assets	32	37	41
Corporate-owned life insurance	2,574	2,512	2,483
Accrued income and other assets	6,003	5,733	5,917

Total assets	$88,455	$84,487	$84,460

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$21,165	$18,947	$18,389
Savings deposits	1,976	2,083	2,079
Certificates of deposit ($100,000 or more)	4,715	4,891	4,887
Other time deposits	10,212	11,008	11,034

Total interest-bearing	38,068	36,929	36,389
Noninterest-bearing	12,008	11,175	10,947
Deposits in foreign office — interest-bearing	5,767	2,754	1,403

Total deposits	55,843	50,858	48,739
Federal funds purchased and securities sold under repurchase agreements	3,322	2,667	4,804
Bank notes and other short-term borrowings	2,853	2,947	2,707
Accrued expense and other liabilities	6,047	5,752	5,891
Long-term debt	13,444	15,294	15,342

Total liabilities	81,509	77,518	77,483
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,477	1,448	1,454
Retained earnings	7,197	6,838	6,732
Treasury stock, at cost (86,165,314, 75,394,536 and 72,622,333 shares)	(2,172)	(1,801)	(1,718)
Accumulated other comprehensive income (loss)	(48)	(8)	17

Total shareholders’ equity	6,946	6,969	6,977

Total liabilities and shareholders’ equity	$88,455	$84,487	$84,460

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2004	2003	2004	2003
INTEREST INCOME
Loans	$847	$880	$2,496	$2,694
Taxable investment securities	1	—	1	—
Tax-exempt investment securities	1	2	3	5
Securities available for sale	84	77	250	274
Short-term investments	9	6	27	22
Other investments	10	6	26	19

Total interest income	952	971	2,803	3,014
INTEREST EXPENSE
Deposits	171	168	493	539
Federal funds purchased and securities sold under repurchase agreements	17	12	37	41
Bank notes and other short-term borrowings	8	13	29	46
Long-term debt, including capital securities	98	101	289	334

Total interest expense	294	294	848	960

NET INTEREST INCOME	658	677	1,955	2,054
Provision for loan losses	51	123	206	378

Net interest income after provision for loan losses	607	554	1,749	1,676
NONINTEREST INCOME
Trust and investment services income	135	138	421	399
Service charges on deposit accounts	84	93	254	276
Investment banking and capital markets income	52	53	163	142
Letter of credit and loan fees	42	37	119	99
Corporate-owned life insurance income	25	27	77	81
Net gains from loan securitizations and sales	21	39	47	68
Electronic banking fees	22	20	62	61
Net securities gains	—	2	7	9
Other income	55	54	163	159

Total noninterest income	436	463	1,313	1,294
NONINTEREST EXPENSE
Personnel	394	380	1,138	1,114
Net occupancy	57	56	176	171
Computer processing	49	43	141	131
Equipment	28	35	89	101
Marketing	26	30	79	88
Professional fees	27	30	81	87
Other expense	109	125	324	352

Total noninterest expense	690	699	2,028	2,044
INCOME BEFORE INCOME TAXES	353	318	1,034	926
Income taxes	101	91	293	257

NET INCOME	$252	$227	$741	$669

Per common share:
Net income	$.62	$.54	$1.80	$1.58
Net income — assuming dilution	.61	.53	1.78	1.57
Weighted-average common shares outstanding (000)	407,187	421,971	411,371	423,697
Weighted-average common shares and potential common shares outstanding (000)	411,575	425,669	416,002	426,968

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income[b]
BALANCE AT DECEMBER 31, 2002	423,944	$492	$1,449	$6,448	$(1,593)	$39
Net income				669			$669
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($35)[a]						(56)	(56)
Net unrealized gains on derivative financial instruments, net of income taxes of $10						15	15
Foreign currency translation adjustments						19	19

Total comprehensive income							$647

Deferred compensation			8
Cash dividends declared on common shares ($.915 per share)				(385)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	2,822		(3)		66
Repurchase of common shares	(7,500)				(191)

BALANCE AT SEPTEMBER 30, 2003	419,266	$492	$1,454	$6,732	$(1,718)	$17

BALANCE AT DECEMBER 31, 2003	416,494	$492	$1,448	$6,838	$(1,801)	$(8)
Net income				741			$741
Other comprehensive income (losses):
Net unrealized gains on securities available for sale, net of income taxes of $5[a]						7	7
Net unrealized losses on derivative financial instruments, net of income taxes of ($24)						(41)	(41)
Foreign currency translation adjustments						(6)	(6)

Total comprehensive income							$701

Deferred compensation			15
Cash dividends declared on common shares ($.93 per share)				(382)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	5,767		14		140
Repurchase of common shares	(16,538)				(511)

BALANCE AT SEPTEMBER 30, 2004	405,723	$492	$1,477	$7,197	$(2,172)	$(48)

(a) Net of reclassification adjustments.

(b) For the three months ended September 30, 2004 and 2003, comprehensive income was $287 million and $165 million, respectively.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flow (Unaudited)

	Nine months ended
	September 30,
in millions	2004	2003
OPERATING ACTIVITIES
Net income	$741	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	206	378
Depreciation and amortization expense	147	158
Net securities gains	(7)	(9)
Net gains from principal investing	(39)	(32)
Net gains from loan securitizations and sales	(47)	(68)
Deferred income taxes	185	13
Net increase in mortgage loans held for sale	(187)	(19)
Net increase in trading account assets	(489)	(241)
Other operating activities, net	(391)	(103)

NET CASH PROVIDED BY OPERATING ACTIVITIES	119	746
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	(31)	(17)
Net (increase) decrease in other short-term investments	(660)	97
Purchases of securities available for sale	(1,399)	(5,547)
Proceeds from sales of securities available for sale	430	3,271
Proceeds from prepayments and maturities of securities available for sale	1,445	2,962
Purchases of investment securities	—	(19)
Proceeds from prepayments and maturities of investment securities	19	45
Purchases of other investments	(407)	(254)
Proceeds from sales of other investments	155	64
Proceeds from prepayments and maturities of other investments	104	122
Net increase in loans, excluding acquisitions, sales and divestitures	(6,634)	(3,859)
Purchases of loans	(38)	(453)
Proceeds from loan securitizations and sales	4,234	3,716
Purchases of premises and equipment	(75)	(73)
Proceeds from sales of premises and equipment	6	11
Proceeds from sales of other real estate owned	60	47

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,791)	113
FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,997	(599)
Net increase in short-term borrowings	561	826
Net proceeds from issuance of long-term debt, including capital securities	2,055	2,723
Payments on long-term debt, including capital securities	(3,887)	(4,236)
Purchases of treasury shares	(511)	(191)
Net proceeds from issuance of common stock	111	37
Cash dividends paid	(382)	(385)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	2,944	(1,825)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	272	(966)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,712	3,364

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,984	$2,398

Additional disclosures relative to cash flow:
Interest paid	$857	$989
Income taxes paid	104	186
Noncash items:
Loans transferred to other real estate owned	$78	$75
Assets acquired	—	27
Liabilities assumed	383	10

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

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in January 2003. This accounting guidance significantly changed how companies determine whether they must consolidate an entity depending on whether the entity is a voting rights entity or a variable interest entity (“VIE”). Interpretation No. 46 was effective immediately for entities created after January 31, 2003. As permitted, Key elected to adopt Interpretation No. 46 effective July 1, 2003, for entities created before February 1, 2003. In December 2003, the FASB issued modifications to Interpretation No. 46 (Revised Interpretation No. 46) as described under the heading “Accounting Pronouncement Adopted in 2004” on page 9.

Key consolidates a voting rights entity if Key has a controlling financial interest in the entity. In accordance with Revised Interpretation No. 46, Key consolidates a VIE if it is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments and other instruments.

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

SFAS No. 123 requires companies like Key that have used the intrinsic value method of accounting for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The estimated weighted-average fair value of options granted by Key during the nine-month periods ended September 30, 2004 and 2003, was $5.63 and $4.24, respectively.

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The level of accuracy achieved in deriving the estimated fair value of options is directly related to the accuracy of the underlying assumptions. The assumptions pertaining to options issued during the three- and nine-month periods ended September 30, 2004 and 2003, are shown in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Average option life	5.0 years	5.0 years	5.1 years	5.0 years
Future dividend yield	4.24%	4.76%	4.23%	4.76%
Share price volatility	.278	.280	.279	.280
Weighted-average risk-free interest rate	3.8%	2.9%	3.8%	2.9%

The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (primarily stock options, restricted stock, discounted stock purchase plans and certain deferred compensation-related awards) for the three- and nine-month periods ended September 30, 2004 and 2003, is shown in the following table and would, if recorded, have been included in “personnel expense” on the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
in millions, except per share amounts	2004	2003	2004	2003
Net income, as reported	$252	$227	$741	$669
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	5	18	9
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	9	8	22	18

Net income — pro forma	$251	$224	$737	$660

Per common share:
Net income	$.62	$.54	$1.80	$1.58
Net income — pro forma	.62	.53	1.79	1.56
Net income assuming dilution	.61	.53	1.78	1.57
Net income assuming dilution — pro forma	.61	.53	1.77	1.55

As shown in the preceding table, the pro forma effect is calculated as the after-tax difference between compensation expense included in each period’s reported net income in accordance with the prospective application transition provisions of SFAS No. 148 and compensation expense that would have been recorded had all existing forms of stock-based compensation been accounted for under the fair value method of accounting. The information presented may not be indicative of the effect in future periods.

Accounting Pronouncement Adopted in 2004

Consolidation of variable interest entities. In December 2003, the FASB issued modifications to Interpretation No. 46 (Revised Interpretation No. 46) to provide additional scope exceptions, address certain implementation issues and promote a more consistent application. Revised Interpretation No. 46 supersedes Interpretation No. 46 and was adopted by Key in the first quarter of 2004. See Note 7 (“Variable Interest Entities”), which begins on page 19, for additional information on Key’s adoption of Revised Interpretation No. 46 and involvement with VIEs. The adoption of Revised Interpretation No. 46 did not have any material effect on Key’s financial condition or results of operations.

Accounting Pronouncements Pending Adoption

Medicare prescription law. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act, which was enacted in December 2003 and takes effect in 2006, introduces a prescription drug benefit under Medicare (the “Medicare benefit”). It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. In accordance with Staff Position No. 106-2, sponsoring companies must recognize the subsidy in the measurement of their plan’s accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit cost. If actuarial equivalence cannot be determined, the sponsor must disclose the existence of the Act and the fact that the APBO and net postretirement benefit cost do not reflect any amount associated with the subsidy because the sponsor is unable to conclude whether the benefits provided by the plan are actuarially equivalent. In July 2004, proposed regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined, were issued by the Centers for Medicare and Medicaid Services. Until these regulations are final, which is expected to occur in early 2005, actuarial equivalence cannot be determined and Key’s APBO and net postretirement benefit cost will not reflect any amount associated with the subsidy. Adoption of this guidance is not expected to have any material effect on Key’s financial condition or results of operations.

Other-than-temporary impairment. In March 2004, the Emerging Issues Task Force (“EITF”), a standard setting body working under the auspices of the FASB, revised EITF No. 03-01, “The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired. In September 2004, the FASB deferred the effective date of this other-than-temporary impairment evaluation guidance until clarifying guidance is issued. The adoption of EITF 03-01 is not expected to have any material effect on Key’s financial condition or results of operations. However, further evaluation will be required as additional clarifying guidance is issued by the FASB.

Accounting for certain loans or debt securities acquired in a transfer. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position that addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (structured as loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. As required by this pronouncement, Key will adopt this guidance for qualifying loans acquired after December 31, 2004. Adoption of this guidance is not expected to have any material effect on Key’s financial condition or results of operations.

2. Earnings Per Common Share

Key calculates its basic and diluted earnings per common share as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2004	2003	2004	2003
NET INCOME	$252	$227	$741	$669

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	407,187	421,971	411,371	423,697
Effect of dilutive common stock options and other stock awards (000)	4,388	3,698	4,631	3,271

Weighted-average common shares and potential common shares outstanding (000)	411,575	425,669	416,002	426,968

EARNINGS PER COMMON SHARE
Net income per common share	$.62	$.54	$1.80	$1.58
Net income per common share — assuming dilution	.61	.53	1.78	1.57

During the three- and nine-month periods ended September 30, 2004, weighted-average options to purchase 6,096,289 and 5,827,414 common shares, respectively, at exercise prices ranging from $30.33 to $50.00 per option, were outstanding but not included in the calculation of net income per common share — assuming dilution. During the three- and nine-month periods ended September 30, 2003, weighted-average options to purchase 15,313,285 and 18,701,855 common shares, respectively, at exercise prices ranging from $24.38 to $50.00 per option, were outstanding but not included in the same calculation. These options were excluded from the calculation of net income per common share — assuming dilution because their exercise prices were greater than the average market price of the common shares during the periods for which the calculations were made. Therefore, their inclusion would have been antidilutive.

Additionally, during the three- and nine-month periods ended September 30, 2004, weighted-average contingently issuable performance-based awards for 516,102 and 418,940 common shares, respectively, were outstanding, but not included in the calculation of net income per common share — assuming dilution. These awards vest contingently upon Key’s achievement of certain cumulative three-year (2004-2006) financial performance targets and were not included in the calculation because the performance targets had not been attained.

3. Acquisitions

EverTrust Bank

On October 15, 2004, Key acquired EverTrust Bank, a state-chartered bank headquartered in Everett, Washington with assets and deposits of approximately $770 million and $570 million, respectively, for a total cash consideration of approximately $195 million.

Sterling Bank & Trust FSB

Effective July 22, 2004, Key purchased 10 branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB, a federally-chartered savings bank headquartered in Southfield, Michigan. The terms of the transaction are not material and have not been disclosed.

NewBridge Partners

On July 1, 2003, Key acquired NewBridge Partners LLC, an investment management firm headquartered in New York City with managed assets of $1.8 billion at the date of acquisition. The terms of the transaction are not material and have not been disclosed.

Acquisition Pending

American Express Business Finance Corporation

On October 22, 2004, Key entered into an agreement to acquire American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division headquartered in Parsippany, New Jersey. AEBF has a leasing portfolio of approximately $1.5 billion. The transaction is expected to close in the fourth quarter, subject to regulatory approval. The terms of the transaction have not been disclosed.

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

Other Segments

Other segments consist primarily of Corporate Treasury and Key’s Principal Investing unit.

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

The table that spans pages 13 and 14 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2004 and 2003. This table is accompanied by additional supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. Accounting principles generally accepted in the United States guide financial accounting, but there is no authoritative guidance for “management accounting” — the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

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

Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organization structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first nine months of 2004:

•	Key implemented a process of revenue sharing whereby revenues are split between the line of business servicing the client and the line that made the business referral based on the type of transaction involved.

•	Key began to charge the net effect of funds transfer pricing to the lines of business based on the total loan and deposit balances of each line. The net effect of funds transfer pricing was formerly included in “Other Segments.”

•	Key changed the methodology used in estimating the deferred tax benefits associated with lease financing.

•	The methodology used to assign capital to the lines of business was revised to reflect only the risk directly attributable to each line.

			Corporate and		Investment
Three months ended September 30,	Consumer Banking		Investment Banking		Management Services
dollars in millions	2004	2003	2004	2003	2004	2003
SUMMARY OF OPERATIONS
Net interest income (TE)	$453	$454	$234	$235	$60	$60
Noninterest income	139	146	131	123	133	140

Total revenue (TE)[a]	592	600	365	358	193	200
Provision for loan losses	51	70	(1)	48	1	5
Depreciation and amortization expense	29	33	9	9	9	11
Other noninterest expense	323	322	178	165	140	151

Income (loss) before income taxes (TE)	189	175	179	136	43	33
Allocated income taxes and TE adjustments	71	65	67	51	16	12

Net income (loss)	$118	$110	$112	$85	$27	$21

Percent of consolidated net income	47%	49%	44%	37%	11%	9%
Percent of total segments net income	46	48	43	37	10	9

AVERAGE BALANCES
Loans	$29,331	$29,179	$29,078	$27,901	$5,275	$5,100
Total assets[a]	31,855	31,687	33,993	32,157	6,614	6,228
Deposits	35,574	35,062	5,146	4,566	7,114	6,382

OTHER FINANCIAL DATA
Net loan charge-offs	$52	$70	$23	$48	$1	$5
Return on average allocated equity	23.25%	21.07%	14.87%	11.08%	17.58%	13.93%
Average full-time equivalent employees	8,227	8,231	2,487	2,433	2,620	2,780

			Corporate and		Investment
Nine months ended September 30,	Consumer Banking		Investment Banking		Management Services
dollars in millions	2004	2003	2004	2003	2004	2003
SUMMARY OF OPERATIONS
Net interest income (TE)	$1,329	$1,369	$696	$721	$179	$178
Noninterest income	385	386	386	357	420	395

Total revenue (TE)[a]	1,714	1,755	1,082	1,078	599	573
Provision for loan losses	157	213	45	155	4	10
Depreciation and amortization expense	89	98	27	26	29	32
Other noninterest expense	942	941	493	482	435	446

Income (loss) before income taxes (TE)	526	503	517	415	131	85
Allocated income taxes and TE adjustments	197	188	193	153	49	32

Net income (loss)	$329	$315	$324	$262	$82	$53

Percent of consolidated net income	45%	47%	44%	39%	11%	8%
Percent of total segments net income	43	47	43	39	11	8

AVERAGE BALANCES
Loans	$29,476	$28,908	$28,055	$28,052	$5,214	$5,030
Total assets[a]	32,025	31,413	32,968	32,422	6,441	6,009
Deposits	35,115	34,767	4,954	4,223	7,070	5,850

OTHER FINANCIAL DATA
Net loan charge-offs	$184	$213	$101	$200	$6	$12
Return on average allocated equity	21.58%	20.52%	14.43%	11.35%	18.04%	11.99%
Average full-time equivalent employees	8,162	8,195	2,445	2,406	2,628	2,861

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Other Segments		Total Segments		Reconciling Items		Key
2004	2003	2004	2003	2004	2003	2004	2003

$(33)	$(35)	$714	$714	$(34)	$(24)	$680	$690
31	51	434	460	2	3	436	463

(2)	16	1,148	1,174	(32)	(21)	1,116	1,153
—	—	51	123	—	—	51	123
—	—	47	53	—	—	47	53
9	10	650	648	(7)	(2)	643	646

(11)	6	400	350	(25)	(19)	375	331
(14)	(8)	140	120	(17)	(16)	123	104

$3	$14	$260	$230	$(8)	$(3)	$252	$227

1%	6%	103%	101%	(3)%	(1)%	100%	100%
1	6	100	100	N/A	N/A	N/A	N/A

$490	$747	$64,174	$62,927	$182	$151	$64,356	$63,078
11,557	12,421	84,019	82,493	2,505	2,229	86,524	84,722
4,833	2,834	52,667	48,844	(149)	(145)	52,518	48,699

—	—	$76	$123	—	—	$76	$123
N/M	N/M	17.30%	15.08%	N/M	N/M	14.62%	13.06%
37	35	13,371	13,479	6,264	6,580	19,635	20,059

Other Segments		Total Segments		Reconciling Items		Key
2004	2003	2004	2003	2004	2003	2004	2003

$(101)	$(100)	$2,103	$2,168	$(80)	$(65)	$2,023	$2,103
119	146	1,310	1,284	3	10	1,313	1,294

18	46	3,413	3,452	(77)	(55)	3,336	3,397
—	—	206	378	—	—	206	378
2	2	147	158	—	—	147	158
26	26	1,896	1,895	(15)	(9)	1,881	1,886

(10)	18	1,164	1,021	(62)	(46)	1,102	975
(35)	(26)	404	347	(43)	(41)	361	306

$25	$44	$760	$674	$(19)	$(5)	$741	$669

3%	7%	103%	101%	(3)%	(1)%	100%	100%
3	6	100	100	N/A	N/A	N/A	N/A

$543	$852	$63,288	$62,842	$134	$143	$63,422	$62,985
11,688	12,855	83,122	82,699	2,336	1,766	85,458	84,465
3,968	3,245	51,107	48,085	(143)	(96)	50,964	47,989

—	—	$291	$425	—	—	$291	$425
N/M	N/M	16.96%	14.86%	N/M	N/M	14.36%	12.98%
37	35	13,272	13,497	6,305	6,677	19,577	20,174

Supplementary information (Consumer Banking lines of business)

Three months ended September 30,	Retail Banking		Small Business		Consumer Finance
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$321	$330	$97	$97	$174	$173
Provision for loan losses	15	14	12	17	24	39
Noninterest expense	212	211	55	52	85	92
Net income	59	66	19	18	40	26
Average loans	10,771	10,178	4,420	4,502	14,140	14,499
Average deposits	30,116	30,051	5,047	4,618	411	393
Net loan charge-offs	15	14	12	17	25	39
Return on average allocated equity	38.35%	43.86%	19.68%	18.69%	15.56%	9.45%
Average full-time equivalent employees	6,225	6,207	419	382	1,583	1,642

Nine months ended September 30,	Retail Banking		Small Business		Consumer Finance
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$945	$992	$284	$289	$485	$474
Provision for loan losses	40	46	37	51	80	116
Noninterest expense	620	622	157	153	254	264
Net income	178	203	56	53	95	59
Average loans	10,567	9,855	4,448	4,524	14,461	14,529
Average deposits	29,902	30,054	4,832	4,351	381	362
Net loan charge-offs	40	46	40	51	104	116
Return on average allocated equity	39.56%	45.54%	19.58%	18.75%	12.05%	7.32%
Average full-time equivalent employees	6,152	6,179	417	374	1,593	1,642

Supplementary information (Corporate and Investment Banking lines of business)

Three months ended September 30,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$190	$196	$104	$102	$71	$60
Provision for loan losses	(7)	43	—	—	6	5
Noninterest expense	110	108	45	41	32	25
Net income	54	28	37	38	21	19
Average loans	13,106	12,813	8,286	8,260	7,686	6,828
Average deposits	3,767	3,576	1,366	976	13	14
Net loan charge-offs	13	43	3	—	7	5
Return on average allocated equity	13.70%	6.62%	15.95%	16.79%	16.51%	16.07%
Average full-time equivalent employees	1,167	1,125	678	688	642	620

Nine months ended September 30,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2004	2003	2004	2003	2004	2003
Total revenue (taxable equivalent)	$577	$595	$283	$292	$222	$191
Provision for loan losses	34	134	(4)	(2)	15	23
Noninterest expense	316	316	124	116	80	76
Net income	142	91	102	111	80	60
Average loans	12,628	12,916	7,889	8,396	7,538	6,740
Average deposits	3,708	3,329	1,232	881	14	13
Net loan charge-offs / (recoveries)	78	180	5	(2)	18	22
Return on average allocated equity	11.95%	7.06%	14.89%	16.47%	21.46%	17.36%
Average full-time equivalent employees	1,143	1,115	673	678	629	613

5. Securities

Key classifies each security held into one of four categories: trading, available for sale, investment and other investments.

Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($1.5 billion at September 30, 2004, and $1.0 billion at December 31, 2003, and September 30, 2003) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.

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

Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments and are carried at fair value ($817 million at September 30, 2004, $732 million at December 31, 2003, and $729 million at September 30, 2003). They include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “investment banking and capital markets income” on the income statement.

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

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$38	—	—	$38
States and political subdivisions	20	$1	—	21
Collateralized mortgage obligations	6,422	8	$83	6,347
Other mortgage-backed securities	329	12	2	339
Retained interests in securitizations	109	79	—	188
Other securities	242	7	—	249

Total securities available for sale	$7,160	$107	$85	$7,182

INVESTMENT SECURITIES
States and political subdivisions	$65	$4	—	$69
Other securities	13	—	—	13

Total investment securities	$78	$4	—	$82

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$63	$1	—	$64
States and political subdivisions	23	—	—	23
Collateralized mortgage obligations	6,696	33	$123	6,606
Other mortgage-backed securities	453	18	2	469
Retained interests in securitizations	105	70	—	175
Other securities	288	13	—	301

Total securities available for sale	$7,628	$135	$125	$7,638

INVESTMENT SECURITIES
States and political subdivisions	$83	$6	—	$89
Other securities	15	—	—	15

Total investment securities	$98	$6	—	$104

	September 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$59	—	—	$59
States and political subdivisions	24	$1	—	25
Collateralized mortgage obligations	6,545	52	$115	6,482
Other mortgage-backed securities	575	22	1	596
Retained interests in securitizations	120	64	—	184
Other securities	200	4	—	204

Total securities available for sale	$7,523	$143	$116	$7,550

INVESTMENT SECURITIES
States and political subdivisions	$91	$7	—	$98
Other securities	15	—	—	15

Total investment securities	$106	$7	—	$113

6. Loans

Key’s loans by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2004	2003	2003
Commercial, financial and agricultural	$18,118	$17,012	$17,118
Commercial real estate:
Commercial mortgage	6,710	5,677	5,822
Construction	5,120	4,978	5,236

Total commercial real estate loans	11,830	10,655	11,058
Commercial lease financing	8,969	8,522	8,123

Total commercial loans	38,917	36,189	36,299
Real estate — residential mortgage	1,509	1,613	1,665
Home equity	14,950	15,038	14,879
Consumer — direct	2,017	2,119	2,154
Consumer — indirect:
Automobile lease financing	120	305	400
Automobile loans	1,862	2,025	2,093
Marine	2,648	2,506	2,489
Other	620	542	561

Total consumer — indirect loans	5,250	5,378	5,543

Total consumer loans	23,726	24,148	24,241
Loans held for sale:
Real estate — commercial mortgage	314	154	210
Real estate — residential mortgage	24	18	59
Home equity	21	—	—
Education	1,979	2,202	1,914

Total loans held for sale	2,338	2,374	2,183

Total loans	$64,981	$62,711	$62,723

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2004	2003	2004	2003
Balance at beginning of period	$1,276	$1,405	$1,406	$1,452
Charge-offs	(113)	(159)	(410)	(528)
Recoveries	37	36	119	103

Net charge-offs	(76)	(123)	(291)	(425)
Provision for loan losses	51	123	206	378
Reclassification of allowance for credit losses on lending-related commitments[a]	—	—	(70)	—

Balance at end of period	$1,251	$1,405	$1,251	$1,405

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

7. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:

•	The entity does not have sufficient equity for it to conduct its activities without additional subordinated financial support from another party.

•	The entity’s investors lack the ability to make decisions about the activities of the entity through voting rights or similar rights, the obligation to absorb the expected losses of the entity, or the right to receive the expected residual returns of the entity.

•	The voting rights of some investors are not proportional to their economic interest in the entity, and substantially all of the entity’s activities involve or are conducted on behalf of investors with disproportionately few voting rights.

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

Consolidated VIEs

Commercial paper conduit. Key, among others, refers third-party assets and borrowers and provides liquidity and credit enhancement to an asset-backed commercial paper conduit. At September 30, 2004, the conduit had assets of $388 million, of which $361 million are recorded in “loans” and $25 million are recorded in “securities available for sale” on the balance sheet. These assets serve as collateral for the conduit’s obligations to commercial paper holders. The commercial paper holders have no recourse to Key’s general credit other than through Key’s committed credit enhancement facility of $60 million.

Additional information pertaining to Key’s involvement with the conduit is included in Note 11 (“Contingent Liabilities and Guarantees”) under the heading “Guarantees” on page 26 and under the heading “Other Off-Balance Sheet Risk” on page 28.

Low-Income Housing Tax Credit (“LIHTC”) guaranteed funds. Key Affordable Housing Corporation (“KAHC”) formed limited partnerships (funds) that invested in LIHTC operating partnerships. Interests in these funds were offered in syndication to qualified investors who paid a fee to KAHC for a guaranteed return. Key also earned syndication fees from these funds and continues to earn asset management fees. The funds’ assets are primarily investments in LIHTC operating partnerships, which totaled $451 million at September 30, 2004. These investments are recorded in “accrued income and other assets” on the balance sheet and serve as collateral for the funds’ limited obligations. In October 2003, management elected to discontinue this program. No new funds or LIHTC investments have been added since that date; however, Key continues to act as asset manager and provides occasional funding for existing funds. Additional information on return guarantee agreements with LIHTC investors is summarized in Note 11 under the heading “Guarantees.”

The partnership agreement for each guaranteed fund requires the fund to be dissolved by a certain date. Therefore, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the noncontrolling interests associated with these funds are mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. In November 2003, the FASB indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Key currently accounts for these noncontrolling interests as minority interests and adjusts the financial statements each period for the investors’ share of fund profits and losses. At September 30, 2004, the settlement value of these noncontrolling interests was estimated to be between $546 million and $669 million, while the recorded value, including reserves, totaled $444 million.

Unconsolidated VIEs

LIHTC nonguaranteed funds. Key has determined that it is not the primary beneficiary of certain nonguaranteed funds it has formed and in which it has invested, although it continues to hold significant interests in those funds. At September 30, 2004, assets of these unconsolidated nonguaranteed funds were estimated to be $343 million. Key’s maximum exposure to loss from its involvement with these funds is minimal. In October 2003, management elected to discontinue this program.

Business trusts issuing mandatorily redeemable preferred capital securities. Key owns the common stock of business trusts that have issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts’ only assets, which totaled $1.3 billion at September 30, 2004, are debentures issued by Key that the trusts acquired using proceeds from the issuance of preferred securities and common stock. The debentures are recorded in “long-term debt” and Key’s equity interest in the business trusts is recorded in “accrued income and other assets” on the balance sheet. Additional information on the trusts is included in Note 9 (“Capital Securities Issued by Unconsolidated Subsidiaries”), which begins on page 22.

LIHTC investments. Through the Retail Banking line of business, Key has also made investments directly in LIHTC operating partnerships formed by third parties. As a limited partner in these operating partnerships, Key is allocated tax credits and deductions associated with the underlying properties. At September 30, 2004, assets of these unconsolidated LIHTC operating partnerships totaled approximately $839 million. Key’s maximum exposure to loss from its involvement with these partnerships is the unamortized investment balance of $165 million at September 30, 2004, plus $55 million of tax credits claimed, but subject to recapture. During the third quarter of 2004, additional direct interests in LIHTC operating partnerships obtained by Key were not significant individually or in the aggregate.

Key has additional investments in LIHTC operating partnerships as a result of consolidating the LIHTC guaranteed funds discussed above. Total assets of these operating partnerships are approximately $1.9 billion at September 30, 2004. The tax credits and deductions associated with these properties are allocated to the funds’ investors based on their ownership percentages. Key’s exposure to loss from its involvement with these funds is discussed above. In October 2003, management elected to discontinue this program.

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

8. Impaired Loans and Other Nonperforming Assets

Impaired loans totaled $101 million at September 30, 2004, compared with $340 million at December 31, 2003, and $459 million at September 30, 2003. Impaired loans averaged $128 million for the third quarter of 2004 and $479 million for the third quarter of 2003.

Key’s nonperforming assets were as follows:

	September 30,	December 31,	September 30,
in millions	2004	2003	2003
Impaired loans	$101	$340	$459
Other nonaccrual loans	289	354	336

Total nonperforming loans	390	694	795
Other real estate owned (OREO)	60	61	69
Allowance for OREO losses	(5)	(4)	(4)

OREO, net of allowance	55	57	65
Other nonperforming assets	15	2	2

Total nonperforming assets	$460	$753	$862

At September 30, 2004, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values do not justify the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. The amount that management deems uncollectible (the impaired amount) is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At September 30, 2004, Key had $55 million of impaired loans with a specifically allocated allowance for loan losses of $19 million, and $46 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2003, impaired loans included $183 million of loans with a specifically allocated allowance of $73 million, and $157 million that were carried at their estimated fair value without a specifically allocated allowance.

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

During the first nine months of 2004, the business trusts repurchased $13 million of higher cost capital securities, and KeyCorp repurchased a like amount of the related debentures.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures
September 30, 2004
KeyCorp Institutional Capital A	$394	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	169	4	154	8.250	2026
KeyCorp Capital I	197	8	205	2.340	2028
KeyCorp Capital II	182	8	165	6.875	2029
KeyCorp Capital III	230	8	197	7.750	2029
KeyCorp Capital V	171	5	180	5.875	2033
KeyCorp Capital VI	76	2	77	6.125	2033

Total	$1,419	$46	$1,339	6.654%	—

December 31, 2003	$1,426	$46	$1,352	6.548%	—

September 30, 2003	$1,379	$45	$1,286	6.596%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp’s consolidated subsidiaries. Effective July 1, 2003, the business trusts were de-consolidated. Under a temporary ruling from the Federal Reserve Board, the capital securities will continue to qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to certain restrictions and limitations. Included in certain capital securities at September 30, 2004, December 31, 2003, and September 30, 2003, are basis adjustments of $126 million, $120 million and $138 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” “investment company event” or a “capital treatment event” (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, or Capital VI are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V and Capital VI are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at September 30, 2004, December 31, 2003, and September 30, 2003, are weighted-average rates.

10. Pension and Other Postretirement Benefit Plans

Pension Plans

Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2004	2003	2004	2003
Service cost of benefits earned	$12	$10	$36	$30
Interest cost on projected benefit obligation	14	14	42	40
Expected return on plan assets	(23)	(19)	(69)	(57)
Amortization of losses	11	5	17	15

Net pension cost	$14	$10	$26	$28

Other Postretirement Benefit Plans

Key sponsors a contributory postretirement healthcare plan. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Net postretirement benefit cost for these plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2004	2003	2004	2003
Service cost of benefits earned	$1	$1	$3	$3
Interest cost on accumulated postretirement benefit obligation	2	2	6	6
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of losses	—	1	—	1

Net postretirement benefit cost	$3	$4	$9	$10

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act, which becomes effective in 2006, introduces a prescription drug benefit under Medicare (the “Medicare benefit”). It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. In July 2004, proposed regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined, were issued by the Centers for Medicare and Medicaid Services. These regulations are expected to become final in early 2005. Accordingly, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost disclosed in this note do not reflect the impact of the Act. Adoption of this guidance is not expected to have any material effect on Key’s financial condition or results of operations. Additional information pertaining to the Act is summarized in Note 1 under the heading “Accounting Pronouncements Pending Adoption” on page 9.

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

On August 4, 2004, the Court ruled on Key’s and Swiss Re’s motions for summary judgment on issues related to liability. In its written decision, which is publicly available, the Court held as a matter of law that Swiss Re breached its Letter Agreement with Key by not issuing a replacement policy covering the leases insured under Key’s 4011 Policy that were booked between October 1, 1998, and April 30, 2000. With respect to Key’s claims under the 4019 Policy, the Court held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re authorized Tri-Arc to issue the REINS-1 Endorsement. The Court also held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re acted in bad faith. The Court has revised the deadline for submitting summary judgment motions on issues related to damages from February 15, 2005, to May 13, 2005.

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

Accordingly, the total expected loss on the portfolio for which Key Bank USA will file claims cannot be determined with certainty at this time. Claims filed by Key Bank USA through September 30, 2004, totaled approximately $377 million, and management currently estimates that approximately $11 million of additional claims may be filed through year-end 2006, bringing the total aggregate amount of actual and potential claims to $388 million. As discussed previously, a number of factors could affect Key Bank USA’s actual loss experience, which may be higher or lower than management’s current estimates.

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

Investigations and Inquiries Involving the Mutual Fund, Brokerage and Annuity Industry. As previously reported, McDonald Investments Inc. (“McDonald”), a registered broker-dealer subsidiary of KeyCorp, has received subpoenas from the Securities and Exchange Commission and inquiries from the National Association of Securities Dealers (“NASD”) and the State of New York Attorney General, seeking documents and information as part of their investigations into trading activity involving the mutual fund, brokerage and annuity businesses. McDonald has responded to the various regulatory authorities and has been cooperating fully with their inquiries and investigation. McDonald has also conducted an internal review of its procedures and processes for executing customer orders for mutual fund share transactions. That review revealed no systemic late trading arrangements, although it did reveal four isolated instances of late trading from among the mutual fund transactions made during the relevant review period. None of those late trading transactions involved Key’s Victory Funds. The NASD recently notified McDonald that it had preliminarily determined to recommend unspecified disciplinary action against McDonald for its alleged failure to establish and maintain supervisory procedures reasonably designed to achieve compliance with regulations governing late trading and market timing of mutual funds. The NASD also cited McDonald’s alleged failure to appropriately supervise the market timing activities of certain former registered representatives at McDonald’s Chicago retail office, which McDonald closed in December 2003. McDonald will have an opportunity and expects to respond to the NASD’s preliminary determination and to present its views to the NASD prior to the possible institution of any enforcement proceeding. It is not known whether, and then to what extent, McDonald could receive further requests or be required to take action related to this matter in the future.

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

Guarantees

Key is a guarantor in various agreements with third parties. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” Key must recognize a liability on its balance sheet for the “stand ready” obligation associated with certain guarantees issued or modified on or after January 1, 2003. The accounting for guarantees existing prior to that date was not revised. The following table shows the types of guarantees (as defined by Interpretation No. 45) that Key had outstanding at September 30, 2004.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded
Financial Guarantees:
Standby letters of credit	$10,672	$37
Credit enhancement for asset-backed commercial paper conduit	60	—
Recourse agreement with FNMA	687	6
Return guarantee agreement with LIHTC investors	669	37
Default guarantees	33	1
Written interest rate caps[a]	53	9

Total	$12,174	$90

(a)	As of September 30, 2004, the weighted-average interest rate of written interest rate caps was 2.0%, and the weighted-average strike rate was 5.4%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

Standby letters of credit. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key’s lines of business to address clients’ financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At September 30, 2004, Key’s standby letters of credit had a remaining weighted-average life of approximately 2 years, with remaining actual lives ranging from less than 1 year to as many as 14 years.

Credit enhancement for asset-backed commercial paper conduit. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit, which is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until September 23, 2005, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors.

At September 30, 2004, Key’s funding requirement under the credit enhancement facility totaled $60 million. However, there were no drawdowns under the facility during the nine-month period ended September 30, 2004. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitments to provide credit enhancement to the conduit.

Recourse agreement with Federal National Mortgage Association. KeyBank National Association (“KBNA”) participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At September 30, 2004, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 8 years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.1 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at September 30, 2004. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

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

As shown in the preceding table, KAHC maintained a reserve in the amount of $37 million at September 30, 2004, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the stand ready obligation.

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

Written interest rate caps. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At September 30, 2004, these caps had a weighted-average life of approximately 5 years.

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

Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. See further discussion of the conduit in Note 7. This liquidity facility obligates Key through November 4, 2006, to provide funding of up to $1.5 billion if required as a result of a disruption in credit markets or other factors. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $708 million at September 30, 2004. However, there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.

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

12. Derivatives and Hedging Activities

Key, mainly through its lead bank, KBNA, is party to various derivative instruments, which are used for asset and liability management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments. Generally, these instruments help Key meet clients’ financing needs and manage exposure to “market risk” — the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these derivatives contain an element of “credit risk” — the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

At September 30, 2004, Key had $632 million of derivative assets and $82 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives each totaled $1.1 billion. Derivative assets and liabilities are recorded at fair value in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.

Counterparty credit risk

Swaps and caps present credit risk because the counterparty, which may be a bank or a broker/dealer, may not meet the terms of the contract. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk when managing its asset, liability and trading positions, Key deals exclusively with counterparties that have high credit ratings.

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

At September 30, 2004, Key was party to interest rate swaps and caps with 60 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $568 million on these instruments to 37 of the counterparties. However, at September 30, Key held approximately $436 million in collateral to mitigate its credit exposure, resulting in net exposure of $132 million. The largest exposure to an individual counterparty was approximately $244 million, of which Key secured approximately $227 million in collateral.

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

The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2004	of Gains to	September 30,
in millions	2003	Hedging Activity	Net Income	2004
Accumulated other comprehensive income (loss) resulting from cash flow hedges	—	$(34)	$(7)	$(41)

Reclassifications of gains and losses from “accumulated other comprehensive income (loss)” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $1 million of net losses on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.

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

The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $16 million at September 30, 2004, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2003 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
KeyCorp

We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2004 and 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of Key’s management.

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
November 2, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2004 and 2003. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 30. A description of Key’s business is included under the heading “Description of Business” on page 8 of Key’s 2003 Annual Report to Shareholders.

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

•	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

•	If the economy or segments of the economy fail to continue to improve, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

•	The stock and bond markets could suffer declines or disruptions, which may have adverse effects on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

•	Our assumptions made in connection with our financial and risk management modeling techniques and programs may prove to be inaccurate or erroneous.

•	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

•	We may become subject to new legal obligations or liabilities, or the resolution of pending litigation may have an adverse effect on our financial results.

•	Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

•	We may become subject to new accounting, tax, or regulatory practices or requirements.

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

During the first nine months of 2004, there were no significant changes in the manner in which Key’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Highlights of Key’s Performance

Financial performance

The primary measures of Key’s financial performance for the third quarter and first nine months of 2004 and 2003 are summarized below.

•	Net income for the third quarter of 2004 was $252 million, or $.61 per common share, compared with $239 million, or $.58 per share, for the previous quarter and $227 million, or $.53 per share, for the third quarter of 2003. For the first nine months of 2004, Key’s net income was $741 million, or $1.78 per common share, compared with $669 million, or $1.57 per share, for the comparable year-ago period.

•	Key’s return on average equity was 14.62% for the third quarter of 2004, compared with 13.97% for the second quarter of 2004, and 13.06% for the year-ago quarter. For the first nine months of 2004, Key’s return on average equity was 14.36%, compared with 12.98% for the first nine months of 2003.

•	Key’s third quarter 2004 return on average total assets was 1.16%, compared with a return of 1.13% for the previous quarter and 1.06% for the third quarter of 2003. For the first nine months of 2004, Key’s return on average total assets was 1.16%, compared with 1.06% for the comparable year-ago period.

Key’s top three priorities for 2004 are to profitably grow revenue, improve asset quality and maintain expense discipline. During the third quarter:

•	Total revenue rose by $12 million from the prior quarter due to higher net interest income resulting from an improved net interest margin and an increase in average earning assets driven by stronger commercial loan growth. The growth in our commercial loan portfolio was broad-based and spread among a number of industry sectors.

•	Asset quality continued to improve. Nonperforming loans fell for the eighth consecutive quarter and net loan charge-offs as a percentage of average loans fell to their lowest level since the second quarter of 2000.

•	We continued to manage our expenses effectively as total noninterest expense was down relative to the year-ago quarter, although up from the prior quarter as a result of higher incentive accruals and employee benefit costs.

Further, we continue to effectively manage our capital. In that regard, during the third quarter, Key repurchased 2.5 million of its common shares and had a tangible equity to tangible assets ratio of 6.57% at September 30, 2004.

Despite these favorable trends and recent signs of an improving economy, Key’s noninterest income decreased by $10 million from the prior quarter and by $27 million from the third quarter of 2003. Lower income from investment banking and capital markets activities, and a slowdown in brokerage activities drove the decline from the second quarter, while a decline in net gains from loan securitizations and sales, and a decrease in service charges on deposit accounts accounted for the decline from the year-ago quarter.

Considering recent trends, we expect Key’s earnings to be in the range of $.60 to $.63 per share for the fourth quarter of 2004.

The reasons that Key’s revenue and expense components changed from those reported for the three- and nine-month periods ended September 30, 2003, are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.

Figure 1 on page 35 summarizes Key’s financial performance for each of the past five quarters and the first nine months of 2004 and 2003.

Figure 1. Selected Financial Data

	2004			2003		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2004	2003
FOR THE PERIOD
Interest income	$952	$912	$939	$956	$971	$2,803	$3,014
Interest expense	294	276	278	285	294	848	960
Net interest income	658	636	661	671	677	1,955	2,054
Provision for loan losses	51	74	81	123	123	206	378
Noninterest income	436	446	431	466	463	1,313	1,294
Noninterest expense	690	679	659	698	699	2,028	2,044
Income before income taxes	353	329	352	316	318	1,034	926
Net income	252	239	250	234	227	741	669

PER COMMON SHARE
Net income	$.62	$.58	$.60	$.56	$.54	$1.80	$1.58
Net income — assuming dilution	.61	.58	.59	.55	.53	1.78	1.57
Cash dividends paid	.31	.31	.31	.305	.305	.93	.915
Book value at period end	17.12	16.77	16.98	16.73	16.64	17.12	16.64
Market price:
High	32.02	32.27	33.23	29.41	27.88	33.23	27.88
Low	29.00	28.23	28.63	25.55	24.86	28.23	22.31
Close	31.60	29.89	30.29	29.32	25.57	31.60	25.57
Weighted-average common shares (000)	407,187	410,292	416,680	420,043	421,971	411,371	423,697
Weighted-average common shares and potential common shares (000)	411,575	414,908	421,572	423,752	425,669	416,002	426,968

AT PERIOD END
Loans	$64,981	$64,016	$62,513	$62,711	$62,723	$64,981	$62,723
Earning assets	76,335	74,990	73,269	73,143	73,258	76,335	73,258
Total assets	88,455	86,221	84,448	84,487	84,460	88,455	84,460
Deposits	55,843	52,423	49,931	50,858	48,739	55,843	48,739
Long-term debt	13,444	14,608	15,333	15,294	15,342	13,444	15,342
Shareholders’ equity	6,946	6,829	6,999	6,969	6,977	6,946	6,977

PERFORMANCE RATIOS
Return on average total assets	1.16%	1.13%	1.19%	1.11%	1.06%	1.16%	1.06%
Return on average equity	14.62	13.97	14.47	13.37	13.06	14.36	12.98
Net interest margin (taxable equivalent)	3.61	3.57	3.74	3.78	3.73	3.64	3.81

CAPITAL RATIOS AT PERIOD END
Equity to assets	7.85%	7.92%	8.29%	8.25%	8.26%	7.85%	8.26%
Tangible equity to tangible assets	6.57	6.64	6.98	6.94	6.94	6.57	6.94
Tier 1 risk-based capital	7.72	7.93	8.10	8.35	8.23	7.74	8.23
Total risk-based capital	11.67	12.07	12.22	12.57	12.48	11.66	12.48
Leverage	8.27	8.34	8.45	8.55	8.37	8.27	8.37

OTHER DATA
Average full-time equivalent employees	19,635	19,514	19,585	19,745	20,059	19,577	20,174
KeyCenters	921	902	903	906	900	921	900

Strategic developments

We recently completed three acquisitions that have strengthened our market share positions. During the third quarter, we acquired 10 branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB in the affluent, high-growth Detroit suburbs, and certain net assets of American Capital Resource, Inc., based in Atlanta. American Capital Resource is the fourth commercial real estate acquisition that we have made in the last five years as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities. Early in the fourth quarter, we completed the acquisition of EverTrust Bank, in Everett, Washington, with 12 branch offices and approximately $770 million in assets and $570 million in deposits.

In addition, on October 22, 2004, we announced plans to acquire AEBF, the equipment leasing unit of American Express’ small business division headquartered in Parsippany, New Jersey. AEBF provides capital for small and middle market businesses, mostly in the healthcare, information technology, office products, and commercial vehicle/construction industries, and has a leasing portfolio of approximately $1.5 billion. This acquisition is expected to expand our office network for small-ticket lease solutions to over 70 markets across the country.

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

Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three- and nine-month periods ended September 30, 2004 and 2003.

Figure 2. Major Business Groups — Taxable-Equivalent Revenue and Net Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Revenue (taxable equivalent)
Consumer Banking	$592	$600	$(8)	(1.3)%	$1,714	$1,755	$(41)	(2.3)%
Corporate and Investment Banking	365	358	7	2.0	1,082	1,078	4	.4
Investment Management Services	193	200	(7)	(3.5)	599	573	26	4.5
Other Segments	(2)	16	(18)	NM	18	46	(28)	(60.9)

Total segments	1,148	1,174	(26)	(2.2)	3,413	3,452	(39)	(1.1)
Reconciling items	(32)	(21)	(11)	(52.4)	(77)	(55)	(22)	(40.0)

Total	$1,116	$1,153	$(37)	(3.2)%	$3,336	$3,397	$(61)	(1.8)%

Net income (loss)
Consumer Banking	$118	$110	$8	7.3%	$329	$315	$14	4.4%
Corporate and Investment Banking	112	85	27	31.8	324	262	62	23.7
Investment Management Services	27	21	6	28.6	82	53	29	54.7
Other Segments	3	14	(11)	(78.6)	25	44	(19)	(43.2)

Total segments	260	230	30	13.0	760	674	86	12.8
Reconciling items	(8)	(3)	(5)	(166.7)	(19)	(5)	(14)	(280.0)

Total	$252	$227	$25	11.0%	$741	$669	$72	10.8%

N/M = Not Meaningful

Consumer Banking

As shown in Figure 3, net income for Consumer Banking was $118 million for the third quarter of 2004, representing an $8 million increase from the year-ago quarter. The increase was attributable to a substantially lower provision for loan losses, offset in part by a decrease in noninterest income.

The provision for loan losses decreased by $19 million as a result of improved asset quality in Consumer Finance and Small Business lines of business.

Noninterest income decreased by $7 million, or 5%, from the third quarter of 2003, due largely to an $11 million decline in net gains from loan securitizations and sales in the Consumer Finance line of business and a $6 million decrease in service charges on deposit accounts, primarily in Retail Banking. These reductions were offset partially by a $7 million decrease in net losses incurred on the residual values of leased vehicles.

Effective July 22, 2004, we acquired 10 branch offices and the deposits of Sterling Bank in the affluent, high-growth Detroit suburbs. In addition, we completed the acquisition of EverTrust Bank, in Everett, Washington, with 12 branch offices and approximately $770 million in assets and $570 million in deposits, effective October 15, 2004. These acquisitions have strengthened our Consumer Banking market share positions.

Figure 3. Consumer Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$453	$454	$(1)	(.2)%	$1,329	$1,369	$(40)	(2.9)%
Noninterest income	139	146	(7)	(4.8)	385	386	(1)	(.3)

Total revenue (TE)	592	600	(8)	(1.3)	1,714	1,755	(41)	(2.3)
Provision for loan losses	51	70	(19)	(27.1)	157	213	(56)	(26.3)
Noninterest expense	352	355	(3)	(.8)	1,031	1,039	(8)	(.8)

Income before income taxes (TE)	189	175	14	8.0	526	503	23	4.6
Allocated income taxes and TE adjustments	71	65	6	9.2	197	188	9	4.8

Net income	$118	$110	$8	7.3%	$329	$315	$14	4.4%

Percent of consolidated net income	47%	49%	N/A	N/A	45%	47%	N/A	N/A
Average balances
Loans	$29,331	$29,179	$152	.5%	$29,476	$28,908	$568	2.0%
Total assets	31,855	31,687	168	.5	32,025	31,413	612	1.9
Deposits	35,574	35,062	512	1.5	35,115	34,767	348	1.0

TE = Taxable Equivalent, N/A = Not Applicable

Additional Consumer Banking Data
	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Average deposits outstanding
Noninterest-bearing	$5,750	$5,746	$4	.1%	$5,637	$5,515	$122	2.2%
Money market deposit accounts and other savings	16,973	15,586	1,387	8.9	16,312	15,111	1,201	7.9
Time	12,851	13,730	(879)	(6.4)	13,166	14,141	(975)	(6.9)

Total deposits	$35,574	$35,062	$512	1.5%	$35,115	$34,767	$348	1.0%

Home equity loans
Retail Banking and Small Business
Average balance	$8,810	$8,257
Average loan-to-value ratio	72%	72%
Percent first lien positions	60	58
National Home Equity
Average balance	$4,502	$5,164
Average loan-to-value ratio	71%	74%
Percent first lien positions	76	82

Other data
On-line clients / household penetration	938,540/44%	722,172/37%
KeyCenters	921	900
Automated teller machines	2,187	2,158

Corporate and Investment Banking

Net income for Corporate and Investment Banking was $112 million for the third quarter of 2004, up from $85 million for the same period last year. A significant decrease in the provision for loan losses and growth in noninterest income drove the improvement and more than offset an increase in noninterest expense.

The provision for loan losses decreased by $49 million, reflecting improved asset quality in the Corporate Banking line of business.

Noninterest income rose by $8 million, or 7%, due largely to increases of $5 million in both non-yield-related loan fees and income from investment banking and capital markets activities. In addition, Key Equipment Finance recorded net gains of $5 million on the residual values of leased equipment in the third quarter of 2004, compared with a small net loss in the year-ago quarter. These favorable results were offset in part by a decrease in net gains from loan sales.

Noninterest expense increased by $13 million, or 7%, due primarily to an $8 million increase in personnel expense.

Effective August 11, 2004, we completed the acquisition of certain net assets of American Capital Resource, Inc., based in Atlanta. This is the fourth commercial real estate acquisition that we have made in the last five years as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

In addition, on October 22, 2004, we announced plans to acquire AEBF, the equipment leasing unit of American Express’ small business division headquartered in Parsippany, New Jersey. AEBF provides capital for small and middle market businesses, mostly in the healthcare, information technology, office products, and commercial vehicle/construction industries, and has a leasing portfolio of approximately $1.5 billion. This acquisition is expected to expand our office network for small-ticket lease solutions to over 70 markets across the country.

Figure 4. Corporate and Investment Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$234	$235	$(1)	(.4)%	$696	$721	$(25)	(3.5)%
Noninterest income	131	123	8	6.5	386	357	29	8.1

Total revenue (TE)	365	358	7	2.0	1,082	1,078	4	.4
Provision for loan losses	(1)	48	(49)	NM	45	155	(110)	(71.0)
Noninterest expense	187	174	13	7.5	520	508	12	2.4

Income before income taxes (TE)	179	136	43	31.6	517	415	102	24.6
Allocated income taxes and TE adjustments	67	51	16	31.4	193	153	40	26.1

Net income	$112	$85	$27	31.8%	$324	$262	$62	23.7%

Percent of consolidated net income	44%	37%	N/A	N/A	44%	39%	N/A	N/A
Average balances
Loans	$29,078	$27,901	$1,177	4.2%	$28,055	$28,052	$3	—
Total assets	33,993	32,157	1,836	5.7	32,968	32,422	546	1.7%
Deposits	5,146	4,566	580	12.7	4,954	4,223	731	17.3

TE = Taxable Equivalent, N/M = Not Meaningful, N/A = Not Applicable

Investment Management Services

Net income for Investment Management Services was $27 million for the third quarter of 2004, up from $21 million for the third quarter of last year. The positive effects of a decrease in noninterest expense and a reduction in the provision for loan losses more than offset a decline in noninterest income.

Noninterest expense declined by $13 million, or 8%, due to a variety of factors, including decreases in computer processing costs and indirect charges.

The provision for loan losses decreased by $4 million, reflecting improved asset quality in the McDonald Financial Group.

Noninterest income decreased by $7 million, or 5%, due largely to a $4 million decline in brokerage commissions and lower income from the sales of annuities.

Figure 5. Investment Management Services

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Summary of operations
Net interest income (TE)	$60	$60	—	—	$179	$178	$1	.6%
Noninterest income	133	140	$(7)	(5.0)%	420	395	25	6.3

Total revenue (TE)	193	200	(7)	(3.5)	599	573	26	4.5
Provision for loan losses	1	5	(4)	(80.0)	4	10	(6)	(60.0)
Noninterest expense	149	162	(13)	(8.0)	464	478	(14)	(2.9)

Income before income taxes (TE)	43	33	10	30.3	131	85	46	54.1
Allocated income taxes and TE adjustments	16	12	4	33.3	49	32	17	53.1

Net income	$27	$21	$6	28.6%	$82	$53	$29	54.7%

Percent of consolidated net income	11%	9%	N/A	N/A	11%	8%	N/A	N/A
Average balances
Loans	$5,275	$5,100	$175	3.4%	$5,214	$5,030	$184	3.7%
Total assets	6,614	6,228	386	6.2	6,441	6,009	432	7.2
Deposits	7,114	6,382	732	11.5	7,070	5,850	1,220	20.9

TE = Taxable Equivalent, N/A = Not Applicable

Additional Investment Management Services Data	September 30,	December 31,	September 30,
dollars in billions	2004	2003	2003
Assets under management	$70.9	$68.7	$65.0
Nonmanaged and brokerage assets	67.6	66.4	63.4

Other Segments

Other segments consist primarily of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $3 million for the third quarter of 2004, compared with $14 million for the same period last year. Declines in net gains from principal investing and the sales of securities, lower income from corporate-owned life insurance and additional revenue recorded in the third quarter of 2003 in connection with the demutualization of an insurance company in which Key was a policy holder contributed to the decrease.

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

To make it easier to compare results among several periods and the yields on various types of earning assets, some of which are taxable and others which are not, we present net interest income in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $154, an amount that-if taxed at the statutory federal income tax rate of 35% — would yield $100.

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

Taxable-equivalent net interest income for the third quarter of 2004 was $680 million, compared with $690 million one year ago. This reduction reflects the adverse effect of a lower net interest margin, which decreased 12 basis points to 3.61%. A basis point is equal to one one-hundredth of a percentage point (e.g., 12 basis points equals .12%). The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets. During the same period, average earning assets grew by 2% to $75.3 billion.

The combination of a soft economy and growth in core deposits have affected the net interest margin, as well as the size and composition of Key’s earning assets portfolio. Over the past twelve months, average core deposits have grown by $1.9 billion, or 5%, while average earning assets increased by $1.6 billion, or 2%. Due to generally weak loan demand, the excess funds from core deposits have been used primarily to reduce short-term borrowings or long-term debt.

Specific factors, which led to the decrease in Key’s net interest margin over the past twelve months, are as follows:

•	During the first half of 2004, we repositioned our balance sheet in anticipation of interest rate increases by allowing interest rate swaps to mature without replacing them, and by selling selected loan portfolios.

•	During the third quarter of 2003, we experienced exceptionally high levels of prepayments on our investment and consumer loan portfolios as a result of the low interest rate environment.

•	Over the past year, competitive market conditions precluded us from reducing interest rates on deposit accounts.

•	Although the demand for commercial loans improved during the second and third quarters of 2004, during the two preceding quarters the demand for commercial loans was weak.

Average earning assets for the third quarter of 2004 totaled $75.3 billion, which was $1.6 billion, or 2%, higher than the third quarter 2003 level. The growth in commercial lending and short-term investments more than offset declines in consumer loans outstanding and securities available for sale. The decline in consumer loans was due to loan sales and management’s efforts to exit certain businesses.

Since December 31, 2002, the growth and composition of Key’s loan portfolio has been affected by the following actions:

•	Key sold commercial mortgage loans of $1.4 billion during the first nine months of 2004 and $1.7 billion during all of 2003. Since some of these loans have been sold with limited recourse (i.e., the risk that Key will be held accountable for certain events or representations made in the sales), Key established a loss reserve of an amount estimated by management to be appropriate to reflect the recourse risk. More information about the related recourse agreement is provided in Note 11 (“Contingent Liabilities and Guarantees”) under the section entitled “Recourse agreement with Federal National Mortgage Association” on page 27.

•	Key sold education loans of $1.2 billion ($987 million through securitizations) during the first nine months of 2004 and $1.2 billion ($998 million through securitizations) during all of 2003. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

•	Key sold other loans (primarily home equity and residential real estate loans) totaling $1.7 billion during the first nine months of 2004 and $1.8 billion during all of 2003. The sales of these long-term, fixed-rate loans were driven in part by management’s strategy for achieving the desired interest rate and credit risk profiles for Key.

•	During the third quarter of 2003, Key consolidated an asset-backed commercial paper conduit as a result of an accounting change. This consolidation added approximately $200 million to Key’s commercial loan portfolio. More information about this change, required by Interpretation No. 46, “Consolidation of Variable Interest Entities,” is provided in Note 7 (“Variable Interest Entities”), which begins on page 19.

•	During the first quarter of 2003, Key acquired a $311 million commercial lease financing portfolio and a $71 million commercial loan portfolio from a Canadian financial institution. The acquisition of these portfolios further diversified our asset base and has generated additional equipment financing opportunities.

•	During the second quarter of 2001, management announced that Key would exit the automobile leasing business, de-emphasize indirect prime automobile lending outside of Key’s primary geographic markets and discontinue certain credit-only commercial relationships. As of September 30, 2004, the affected portfolios, in the aggregate, have declined by approximately $554 million since September 30, 2003, and $5.0 billion since the date of the announcement.

Figure 6. Average Balance Sheets, Net Interest Income and Yields/Rates

	Third Quarter 2004			Second Quarter 2004
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans[a,b]
Commercial, financial and agricultural	$18,088	$198	4.34%	$17,392	$189	4.36%
Real estate — commercial mortgage	6,448	81	4.99	6,071	74	4.94
Real estate — construction	4,825	62	5.15	4,716	56	4.79
Commercial lease financing	8,808	126	5.72	8,729	127	5.83

Total commercial loans	38,169	467	4.87	36,908	446	4.86
Real estate — residential	1,511	21	5.79	1,568	24	6.09
Home equity	14,844	212	5.67	14,631	201	5.53
Consumer — direct	2,059	38	7.35	2,058	38	7.41
Consumer — indirect lease financing	144	4	10.07	199	5	9.74
Consumer — indirect other	5,153	97	7.56	5,137	95	7.39

Total consumer loans	23,711	372	6.26	23,593	363	6.17
Loans held for sale	2,476	30	4.74	2,602	28	4.28

Total loans	64,356	869	5.38	63,103	837	5.33
Taxable investment securities	14	1	4.22	16	—	4.20
Tax-exempt investment securities[a]	65	1	9.64	74	2	9.73

Total investment securities	79	2	8.65	90	2	8.72
Securities available for sale[a,c]	6,982	84	4.88	7,130	78	4.37
Short-term investments	2,527	9	1.50	2,384	9	1.44
Other investments[c]	1,328	10	2.98	1,167	8	2.79

Total earning assets	75,272	974	5.16	73,874	934	5.07
Allowance for loan losses	(1,270)			(1,237)
Accrued income and other assets	12,522			12,678

	$86,524			$85,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$20,454	39	.77	$19,753	33	.67
Savings deposits	1,986	2	.22	2,040	1	.23
Certificates of deposit ($100,000 or more)[d]	4,852	44	3.60	4,727	44	3.77
Other time deposits	10,348	73	2.81	10,591	76	2.87
Deposits in foreign office	3,593	13	1.47	2,635	7	1.05

Total interest-bearing deposits	41,233	171	1.65	39,746	161	1.63
Federal funds purchased and securities sold under repurchase agreements	5,032	17	1.35	4,483	10	.93
Bank notes and other short-term borrowings	2,614	8	1.33	2,512	9	1.43
Long-term debt[d]	13,415	98	3.01	14,465	96	2.74

Total interest-bearing liabilities	62,294	294	1.90	61,206	276	1.82
Noninterest-bearing deposits	11,285			11,010
Accrued expense and other liabilities	6,090			6,220
Shareholders’ equity	6,855			6,879

	$86,524			$85,315

Interest rate spread (TE)			3.26%			3.25%

Net interest income (TE) and net interest margin (TE)		680	3.61%		658	3.57%

TE adjustment[a]		22			22

Net interest income, GAAP basis		$658			$636

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 80 of Key’s 2003 Annual Report to Shareholders, for an explanation of fair value hedges.

TE = Taxable Equivalent

Figure 6. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

First Quarter 2004			Fourth Quarter 2003			Third Quarter 2003
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
$17,037	$190	4.50%	$16,847	$198	4.69%	$17,188	$202	4.65%
5,750	72	5.00	5,812	76	5.21	5,859	77	5.21
4,856	58	4.79	5,138	68	5.22	5,196	66	5.05
8,536	127	5.96	8,172	122	5.95	7,995	118	5.91

36,179	447	4.96	35,969	464	5.14	36,238	463	5.07
1,589	25	6.21	1,639	25	6.32	1,707	28	6.43
14,963	210	5.64	14,999	209	5.54	14,862	218	5.80
2,083	40	7.69	2,138	38	7.12	2,162	39	7.19
266	6	9.72	350	9	9.65	460	11	9.60
5,389	105	7.79	5,116	106	8.16	5,123	105	8.23

24,290	386	6.37	24,242	387	6.34	24,314	401	6.55
2,327	23	4.07	2,353	26	4.47	2,526	29	4.53

62,796	856	5.47	62,564	877	5.58	63,078	893	5.62
17	—	4.36	17	1	4.35	14	—	4.46
79	2	9.71	85	2	9.75	91	2	9.76

96	2	8.79	102	3	8.88	105	2	9.07
7,516	88	4.70	7,474	82	4.39	7,877	77	3.91
1,859	9	1.95	1,855	8	1.73	1,531	6	1.70
1,114	8	2.78	1,118	8	2.70	1,032	6	2.68

73,381	963	5.27	73,113	978	5.32	73,623	984	5.32
(1,378)			(1,398)			(1,396)
12,522			12,285			12,495

$84,525			$84,000			$84,722

$18,882	29	.61	$18,760	31	.65	$18,381	35	.75
2,052	1	.23	2,069	2	.39	2,092	2	.48
4,883	46	3.81	4,886	45	3.77	4,898	46	3.78
10,957	80	2.96	11,023	81	2.91	11,073	81	2.89
2,167	5	.97	1,750	5	.96	1,627	4	1.04

38,941	161	1.67	38,488	164	1.69	38,071	168	1.76

4,068	10	.96	3,953	9	.93	5,133	12	.93
2,603	12	1.81	2,698	14	1.92	2,559	13	2.05
15,229	95	2.63	15,214	98	2.64	15,421	101	2.68

60,841	278	1.86	60,353	285	1.89	61,184	294	1.93
10,660			10,904			10,628
6,077			5,797			6,016
6,947			6,946			6,894

$84,525			$84,000			$84,722

		3.41%			3.43%			3.39%

	685	3.74%		693	3.78%		690	3.73%

	24			22			13

	$661			$671			$677

Figure 7 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 49, contains more discussion about changes in earning assets and funding sources.

Figure 7. Components of Net Interest Income Changes

	From three months ended September 30, 2003			From nine months ended September 30, 2003
	to three months ended September 30, 2004			to nine months ended September 30, 2004
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$18	$(42)	$(24)	$19	$(197)	$(178)
Taxable investment securities	—	1	1	—	1	1
Tax-exempt investment securities	—	(1)	(1)	(3)	—	(3)
Securities available for sale	(9)	16	7	(27)	3	(24)
Short-term investments	4	(1)	3	8	(3)	5
Other investments	2	2	4	4	3	7

Total interest income (taxable equivalent)	15	(25)	(10)	1	(193)	(192)
INTEREST EXPENSE
NOW and money market deposit accounts	4	—	4	13	(30)	(17)
Savings deposits	—	—	—	—	(4)	(4)
Certificates of deposit ($100,000 or more)	—	(2)	(2)	2	(9)	(7)
Other time deposits	(5)	(3)	(8)	(17)	(9)	(26)
Deposits in foreign office	6	3	9	8	—	8

Total interest-bearing deposits	5	(2)	3	6	(52)	(46)
Federal funds purchased and securities sold under repurchase agreements	—	5	5	(4)	—	(4)
Bank notes and other short-term borrowings	—	(5)	(5)	—	(17)	(17)
Long-term debt	(14)	11	(3)	(40)	(5)	(45)

Total interest expense	(9)	9	—	(38)	(74)	(112)

Net interest income (taxable equivalent)	$24	$(34)	$(10)	$39	$(119)	$(80)

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for the third quarter of 2004 was $436 million, down $27 million, or 6%, from the same period last year. For the first nine months of the year, noninterest income was $1.3 billion, representing an increase of $19 million, or 1%, from the first nine months of 2003.

As shown in Figure 8, the decrease in noninterest income from the year-ago quarter was due largely to declines of $18 million in net gains from loan securitizations and sales, and $9 million in service charges on deposit accounts. These reductions were partially offset by net gains of $4 million on the residual values of leased vehicles and equipment in the third quarter of 2004, compared with net losses of $9 million for the same period last year. These net gains and losses are included in “Miscellaneous income.”

Stronger financial markets drove the year-to-date increase. Income from trust and investment services rose by $22 million, while income from investment banking and capital markets activities grew by $21 million, and letter of credit and loan fees increased by $20 million. In addition, Key recorded net gains of $10 million on the residual values of leased vehicles and equipment during the first nine months of 2004, compared with net losses of $28 million during the first nine months of 2003. These favorable results were partially offset by a $22 million reduction in service charges on deposit accounts, a $21 million decrease in net gains from loan sales and securitizations, and declines in a variety of other items included in “Miscellaneous income.”

Figure 8. Noninterest Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Trust and investment services income	$135	$138	$(3)	(2.2)%	$421	$399	$22	5.5%
Service charges on deposit accounts	84	93	(9)	(9.7)	254	276	(22)	(8.0)
Investment banking and capital markets income	52	53	(1)	(1.9)	163	142	21	14.8
Letter of credit and loan fees	42	37	5	13.5	119	99	20	20.2
Corporate-owned life insurance income	25	27	(2)	(7.4)	77	81	(4)	(4.9)
Net gains from loan securitizations and sales	21	39	(18)	(46.2)	47	68	(21)	(30.9)
Electronic banking fees	22	20	2	10.0	62	61	1	1.6
Net securities gains	—	2	(2)	(100.0)	7	9	(2)	(22.2)
Other income:
Insurance income	10	12	(2)	(16.7)	34	38	(4)	(10.5)
Loan securitization servicing fees	2	2	—	—	4	6	(2)	(33.3)
Credit card fees	3	2	1	50.0	9	8	1	12.5
Miscellaneous income	40	38	2	5.3	116	107	9	8.4

Total other income	55	54	1	1.9	163	159	4	2.5

Total noninterest income	$436	$463	$(27)	(5.8)%	$1,313	$1,294	$19	1.5%

The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.

Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 9.

The decrease in trust and investment services income from the third quarter of 2003 was attributable to a slowdown in brokerage activities, while the year-to-date increase was due primarily to a rise in the market value of assets under management, reflecting improvements in the equity markets.

Figure 9. Trust and Investment Services Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Brokerage commissions and fee income	$61	$66	$(5)	(7.6)%	$197	$196	$1	.5%
Personal asset management and custody fees	41	39	2	5.1	125	111	14	12.6
Institutional asset management and custody fees	9	10	(1)	(10.0)	28	29	(1)	(3.4)
All other fees	24	23	1	4.3	71	63	8	12.7

Total trust and investment services income	$135	$138	$(3)	(2.2)%	$421	$399	$22	5.5%

A significant portion of Key’s trust and investment services income is based on the value of assets under management. At September 30, 2004, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $71.2 billion, representing a 10% increase from $65.0 billion at September 30, 2003. Although the increase in the market value of assets under management was the primary cause of the year-to-date increase in this revenue component, the repricing of services and the July 1, 2003, acquisition of NewBridge Partners LLC also contributed to the improvement. The composition of Key’s assets under management is shown in Figure 10.

Figure 10. Assets Under Management

	2004			2003
in millions	Third	Second	First	Fourth	Third
Assets under management by investment type:
Equity	$32,431	$32,299	$31,898	$31,768	$28,839
Fixed income	19,619	18,749	18,168	17,355	17,300
Money market	19,183	18,952	19,332	19,580	18,901

Total	$71,233	$70,000	$69,398	$68,703	$65,040

Proprietary mutual funds included in assets under management:
Equity	$3,408	$3,426	$3,327	$3,165	$2,777
Fixed income	860	866	970	1,015	1,087
Money market	9,050	9,275	9,397	10,188	10,205

Total	$13,318	$13,567	$13,694	$14,368	$14,069

Service charges on deposit accounts. The decrease in service charges on deposit accounts for both the quarterly and year-to-date periods was due primarily to lower overdraft and maintenance fees. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products.

Investment banking and capital markets income. As shown in Figure 11, stronger financial markets contributed to a significant increase in investment banking income for both the quarterly and year-to-date periods.

Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses, some of which are in relatively early stages of economic development and strategy implementation. Principal investments consist of direct and indirect investments in predominantly privately-held companies and are carried on the balance sheet at fair value ($817 million at September 30, 2004, and $729 million at September 30, 2003). Thus, the net gains presented in Figure 11 stem from changes in estimated fair values, as well as actual gains and losses on sales of principal investments.

Figure 11. Investment Banking and Capital Markets Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Investment banking income	$36	$24	$12	50.0%	$92	$70	$22	31.4%
Net gains from principal investing	10	16	(6)	(37.5)	39	32	7	21.9
Foreign exchange income	7	10	(3)	(30.0)	31	25	6	24.0
Net gain from sale of other investments	1	—	1	N/M	1	—	1	N/M
Dealer trading and derivatives income (loss)	(2)	3	(5)	N/M	—	15	(15)	(100.0)

Total investment banking and capital markets income	$52	$53	$(1)	(1.9)%	$163	$142	$21	14.8%

N/M = Not Meaningful

Letter of credit and loan fees. The increase in letter of credit and loan fees for both the quarterly and year-to-date periods was attributable largely to higher syndication fees generated by the Corporate Banking line of business. The year-to date increase also reflected growth in letter of credit fees.

Net gains from loan securitizations and sales. Gains or losses may result from the securitizations and/or sales of loans undertaken from time to time to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio, or as a cost effective means of diversifying funding sources. During the third quarter of 2004, Key recorded net gains of $21 million from the sales of $1.7 billion of loans, compared with net gains of $39 million from the sale of $2.1 billion of loans during the year-ago quarter. The types of loans sold during each of these respective periods are presented in Figure 16 on page 51.

Other income. The increase in other income for both the quarterly and year-to-date periods was due largely to net gains of $4 million on the residual values of leased vehicles and equipment recorded in the current quarter, compared with net losses of $9 million recorded for the year ago quarter in “Miscellaneous income.” During the first nine months of 2004, Key recorded net residual value gains of $10 million, compared with net losses of $28 million during the first nine months of 2003. These positive results were moderated by a variety of other items, including various fees and gains recognized during the first nine months of 2003 that are not present in the current year.

Noninterest expense

Noninterest expense for the third quarter of 2004 was $690 million, down $9 million, or 1%, from the same period last year. For the first nine months of the year, noninterest expense was $2.0 billion, representing a decrease of $16 million, or less than 1%, from the first nine months of 2003.

As shown in Figure 12, the decrease in noninterest expense from the year-ago quarter was spread among a number of categories and offset in part by higher costs associated with personnel and computer processing.

The year-to-date decrease in noninterest expense also resulted from reductions in most categories, with the largest decline occurring in franchise and business tax expense. The $18 million decrease in these taxes includes a $7 million reduction stemming from the reversal of an overaccrual of certain businesses taxes in the first quarter of 2004. These improved results were partially offset by increases in personnel expense and computer processing costs.

Figure 12. Noninterest Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Personnel	$394	$380	$14	3.7%	$1,138	$1,114	$24	2.2%
Net occupancy	57	56	1	1.8	176	171	5	2.9
Computer processing	49	43	6	14.0	141	131	10	7.6
Equipment	28	35	(7)	(20.0)	89	101	(12)	(11.9)
Marketing	26	30	(4)	(13.3)	79	88	(9)	(10.2)
Professional fees	27	30	(3)	(10.0)	81	87	(6)	(6.9)
Other expense:
Postage and delivery	13	15	(2)	(13.3)	39	43	(4)	(9.3)
Telecommunications	8	8	—	—	22	24	(2)	(8.3)
Franchise and business taxes	9	10	(1)	(10.0)	17	35	(18)	(51.4)
OREO expense, net	3	5	(2)	(40.0)	14	10	4	40.0
Miscellaneous expense	76	87	(11)	(12.6)	232	240	(8)	(3.3)

Total other expense	109	125	(16)	(12.8)	324	352	(28)	(8.0)

Total noninterest expense	$690	$699	$(9)	(1.3)%	$2,028	$2,044	$(16)	(.8)%

Average full-time equivalent employees	19,635	20,059	(424)	(2.1)%	19,577	20,174	(597)	(3.0)%

The following discussion explains the composition of Key’s personnel expense and the factors that caused the change in this major component of noninterest expense.

Personnel. As shown in Figure 13, personnel expense, the largest category of Key’s noninterest expense, rose by $24 million, or 2%, from the first nine months of 2003. This increase resulted from higher incentive compensation accruals and an increase in stock-based compensation. These increases were offset in part by reductions in all other components of personnel expense, with the largest decline occurring in salaries expense.

Figure 13. Personnel Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2004	2003	Amount	Percent	2004	2003	Amount	Percent
Salaries	$213	$215	$(2)	(.9)%	$632	$647	$(15)	(2.3)%
Incentive compensation	103	94	9	9.6	280	244	36	14.8
Employee benefits	63	63	—	—	193	198	(5)	(2.5)
Stock-based compensation	12	8	4	50.0	27	15	12	80.0
Severance	3	—	3	N/M	6	10	(4)	(40.0)

Total personnel expense	$394	$380	$14	3.7%	$1,138	$1,114	$24	2.2%

N/M = Not Meaningful

One of management’s top three priorities for 2004 is to manage Key’s expenses effectively. The level of Key’s personnel expense continues to reflect the disciplined approach that we have taken to control Key’s expenses over the past several years. We will continue to evaluate staffing levels and to make appropriate changes when they can be accomplished without damaging either customer service or our ability to develop higher return businesses. For the third quarter of 2004, the number of average full-time equivalent employees was 19,635, compared with 19,514 for the second quarter of 2004 and 20,059 for the year-ago quarter.

Income taxes

The provision for income taxes was $101 million for the third quarter of 2004, compared with $91 million for the comparable period in 2003. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 28.6% for both the third quarter of 2004 and 2003. For the first nine months of 2004, the provision for income taxes was $293 million, compared with $257 million for the first nine months of 2003. The effective tax rates for these periods were 28.3% and 27.8%, respectively.

For the year-to-date period, the increase in the effective tax rate reflected a lower tax deduction for dividends paid to the employee stock ownership plan. In addition, tax-exempt interest income and income from corporate-owned life insurance each represented a lower percentage of income before income taxes in the current year than in the first nine months of 2003. The increase in the effective tax rate was moderated, however, by the effect of certain actions taken by Key with regard to its commercial lease financing activities. As discussed below, Key has transferred the management of residual values of certain equipment leases to a foreign subsidiary in a lower tax jurisdiction. A larger number of such leases were transferred during the first nine months of 2004 than during the same period last year.

The effective tax rates for both the current and prior year are substantially below Key’s combined statutory federal and state rate of 37.5%. In part, this is because portions of the equipment leasing portfolio became subject to a lower income tax rate in the latter half of 2001 when Key transferred responsibility for the management of portions of that portfolio to a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this subsidiary, no deferred income taxes have been recorded on those earnings in accordance with SFAS No. 109, “Accounting for Income Taxes.” Other factors that account for the difference between the effective and statutory tax rates in the current and prior year include tax deductions associated with dividends paid to Key’s 401(k) savings plan, income from investments in tax-advantaged assets (such as tax-exempt securities and corporate-owned life insurance) and credits associated with investments in low-income housing projects.

Financial Condition

Loans

At September 30, 2004, total loans outstanding were $65.0 billion, compared with $62.7 billion at December 31, 2003, and September 30, 2003. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans”) on page 18. The growth in our loans over the past twelve months was largely attributable to the stronger demand for commercial loans during the first nine months of 2004 in an improving economy. This growth was moderated by several factors:

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

Commercial loan portfolio. Commercial loans outstanding increased by $2.6 billion, or 7%, from one year ago. Over the past year, all major segments of the commercial loan portfolio experienced growth with the exception of construction loans, reflecting improvement in the economy. This growth was broad-based and spread among a number of industry sectors.

Equipment lease financing is a specialty business in which Key believes it has both the scale and array of products to compete on a world-wide basis. This business has shown strong growth during the past twelve months and we recently announced plans to expand the business by acquiring AEBF. This acquisition is scheduled to close in the fourth quarter and is expected to expand our office network for small-ticket lease financing to over 70 markets across the country.

Commercial real estate loans related to both owner and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At September 30, 2004, Key’s commercial real estate portfolio included mortgage loans of $6.7 billion and construction loans of $5.1 billion. The average size of a mortgage loan was $.5 million and the largest mortgage loan had a balance of $60 million. The average size of a construction loan commitment was $7 million. The largest construction loan commitment was $59 million, of which $28 million was outstanding.

Key conducts its commercial real estate lending business through two primary sources: a 12-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. The KeyBank Real Estate Capital line of business deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 55% of Key’s total average commercial real estate loans during the third quarter of 2004. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 14, is diversified by both industry type and geography.

Figure 14. Commercial Real Estate Loans

September 30, 2004	Geographic Region					Percent of
dollars in millions	East	Midwest	Central	West	Total	Total
Nonowner-occupied:
Multi-family properties	$566	$549	$444	$672	$2,231	18.9%
Retail properties	233	594	73	182	1,082	9.2
Office buildings	70	50	183	198	501	4.2
Residential properties	294	84	187	401	966	8.2
Warehouses	62	99	52	97	310	2.6
Manufacturing facilities	1	21	7	14	43	.4
Hotels/Motels	4	3	1	9	17	.1
Health facility	—	—	21	18	39	.3
Other	394	195	64	236	889	7.5

	1,624	1,595	1,032	1,827	6,078	51.4
Owner-occupied	1,175	2,128	642	1,807	5,752	48.6

Total	$2,799	$3,723	$1,674	$3,634	$11,830	100.0%

Nonowner-occupied:
Nonperforming loans	$1	$2	—	—	$3	N/M
Accruing loans past due 90 days or more	1	9	—	—	10	N/M
Accruing loans past due 30 through 89 days	11	16	—	$5	32	N/M

N/M = Not Meaningful

Consumer loan portfolio. As shown in Note 6, consumer loans outstanding decreased by $515 million, or 2%, from one year ago. The decline was due primarily to the sales of certain long-term, fixed-rate loans, including broker-originated home equity loans within the Key Home Equity Services division, and an indirect recreational vehicle portfolio. These sales were completed as part of our strategy for achieving the desired interest rate and credit risk profiles for Key. In addition, automobile lease financing receivables and loans declined as a result of our decision to exit the automobile leasing business and to de-emphasize indirect prime automobile lending. During the same period, residential real estate loans decreased as most of the new loans originated by Key over the past twelve months were originated for sale. Additionally, a prolonged period of low interest rates has resulted in continued mortgage prepayment activity. The overall decline in consumer loans was offset in part by growth in home equity loans generated by the Retail Banking line of business and by Champion Mortgage Company discussed below.

Excluding loan sales and portfolio acquisitions, consumer loans would have increased by $601 million, or 2%, during the past twelve months.

The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Retail Banking line of business (57% of the home equity portfolio at September 30, 2004) and the National Home Equity unit within our Consumer Finance line of business.

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

Figure 15. Home Equity Loans

	2004			2003
dollars in millions	Third	Second	First	Fourth	Third
SOURCES OF LOANS OUTSTANDING AT PERIOD END
Retail Banking (KeyCenters) and Small Business	$8,937	$8,711	$8,490	$8,370	$8,324
McDonald Financial Group and other sources	1,535	1,538	1,500	1,483	1,455

Champion Mortgage Company	2,882	2,879	2,842	2,857	2,747
Key Home Equity Services division	1,596	1,625	1,651	2,328	2,353

National Home Equity unit	4,478	4,504	4,493	5,185	5,100

Total	$14,950	$14,753	$14,483	$15,038	$14,879

Nonperforming loans at period end	$149	$151	$161	$153	$151
Net charge-offs for the period	7	10	16	15	14
Yield for the period	5.67%	5.53%	5.64%	5.54%	5.80%

Sales and securitizations. During the past twelve months, Key sold $2.0 billion of commercial real estate loans, $1.3 billion of education loans ($1.1 billion through securitizations), $915 million of home equity loans, $390 million of residential real estate loans, $375 million of commercial loans and leases, and $283 million of indirect consumer loans.

Among the factors that Key considers in determining which loans to securitize are:

•	whether the characteristics of a specific loan portfolio make it conducive to securitization;

•	the relative cost of funds;

•	the level of credit risk; and

•	capital requirements.

Figure 16 summarizes Key’s loan sales (including securitizations) for the first nine months of 2004 and all of 2003.

Figure 16. Loans Sold

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	–Indirect	Education	Total
2004
Third quarter	$80	$508	—	$79	$85	—	$976	$1,728
Second quarter	87	652	$5	121	70	$283	104	1,322
First quarter	130	198	—	61	664	—	138	1,191

Total	$297	$1,358	$5	$261	$819	$283	$1,218	$4,241

2003
Fourth quarter	$73	$599	—	$129	$96	—	$96	$993
Third quarter	120	423	—	211	473	—	895	2,122
Second quarter	67	408	—	184	134	—	85	878
First quarter	52	253	—	147	112	—	109	673

Total	$312	$1,683	—	$671	$815	—	$1,185	$4,666

Figure 17 shows loans that are either administered or serviced by Key, but not recorded on the balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $687 million of the $34.4 billion of loans administered or serviced at September 30, 2004. Additional information about this recourse arrangement is included in Note 11 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

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

Figure 17. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2004	2004	2004	2003	2003
Commercial real estate loans	$29,098	$27,861	$25,708	$25,376	$24,379
Education loans	4,978	4,327	4,465	4,610	4,750
Home equity loans	147	168	191	215	283
Commercial loans	192	180	174	167	153

Total	$34,415	$32,536	$30,538	$30,368	$29,565

Securities

At September 30, 2004, the securities portfolio totaled $8.6 billion and included $7.2 billion of securities available for sale, $78 million of investment securities and $1.3 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2003, was $8.8 billion, including $7.6 billion of securities available for sale, $98 million of investment securities and $1.1 billion of other investments. The weighted-average maturity of the portfolio was 2.7 years at September 30, 2004, compared with 3.1 years at December 31, 2003.

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

Securities available for sale. The vast majority of Key’s securities available for sale portfolio consist of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (“CMO”) is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At September 30, 2004, Key had $6.7 billion invested in collateralized mortgage obligations and other mortgage-backed securities in the available-for-sale portfolio, compared with $7.1 billion at December 31, 2003, and September 30, 2003. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-maturity class bonds that are structured to have more predictable cash flows than other longer-term class bonds during periods of rising interest rates.

Figure 18 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 16.

Figure 18. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained			Weighted
	Agencies and	Political	Mortgage	Backed	Interests in	Other		Average
dollars in millions	Corporations	Subdivisions	Obligations[a]	Securities[a]	Securitizations[a]	Securities[c]	Total	Yield[b]
SEPTEMBER 30, 2004
Remaining maturity:
One year or less	$28	—	$65	$9	$19	$140	$261	6.04%
After one through five years	6	$4	6,254	268	125	94	6,751	4.10
After five through ten years	2	7	13	53	19	11	105	7.50
After ten years	2	10	15	9	25	4	65	9.00

Fair value	$38	$21	$6,347	$339	$188	$249	$7,182	—
Amortized cost	38	20	6,422	329	109	242	7,160	4.25%
Weighted average yield	2.35%	7.58%	3.75%	5.68%	31.29%	2.84%[b]	4.25%	—
Weighted average maturity	1.9 years	10.8 years	2.6 years	3.1 years	6.2 years	2.7 years	2.7 years	—

DECEMBER 31, 2003
Fair value	$64	$23	$6,606	$469	$175	$301	$7,638	—
Amortized cost	63	23	6,696	453	105	288	7,628	4.54%

SEPTEMBER 30, 2003
Fair value	$59	$25	$6,482	$596	$184	$204	$7,550	—
Amortized cost	59	24	6,545	575	120	200	7,523	4.77%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost and exclude equity securities of $128 million that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	Includes marketable equity securities with no stated maturity.

Investment securities. Securities issued by states and political subdivisions account for the majority of Key’s investment securities. Figure 19 shows the composition, yields and remaining maturities of these securities.

Figure 19. Investment Securities

	States and			Weighted
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield[a]
SEPTEMBER 30, 2004
Remaining maturity:
One year or less	$21	—	$21	9.78%
After one through five years	38	$13	51	7.39
After five through ten years	6	—	6	8.73
After ten years	—	—	—	9.23

Amortized cost	$65	$13	$78	8.15%
Fair value	69	13	82	—
Weighted-average maturity	2.2 years	3.5 years	2.5 years	—

DECEMBER 31, 2003
Amortized cost	$83	$15	$98	8.50%
Fair value	89	15	104	—

SEPTEMBER 30, 2003
Amortized cost	$91	$15	$106	8.57%
Fair value	98	15	113	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — are carried at fair value, which aggregated $817 million at September 30, 2004, $732 million at December 31, 2003, and $729 million at September 30, 2003. They represent approximately 61% of other investments at September 30, 2004, and include direct and indirect investments predominately in privately-held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

In addition to principal investments, other investments include securities that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.

Deposits and other sources of funds

“Core deposits” — domestic deposits other than certificates of deposit of $100,000 or more — are Key’s primary source of funding. During the third quarter of 2004, core deposits averaged $44.1 billion, and represented 59% of the funds Key used to support earning assets, compared with $42.2 billion and 57%, respectively, during the same quarter in 2003. The composition of Key’s deposits is shown in Figure 6, which spans pages 42 and 43.

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

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $16.1 billion during the third quarter of 2004, compared with $14.2 billion during the year-ago quarter. The increase was attributable to a higher level of foreign branch deposits. These deposits have grown over the past several quarters due in part to increased funding needs stemming from stronger demand for commercial loans.

We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.

Capital

Shareholders’ equity. Total shareholders’ equity at September 30, 2004, was $6.9 billion, down $23 million from the balance at December 31, 2003. Repurchases of common shares and net unrealized losses on derivative financial instruments caused the decrease. Other factors contributing to the change in shareholders’ equity during the first nine months of 2004 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.

Changes in common shares outstanding. Share repurchases and other activities that caused the change in Key’s outstanding common shares over the past five quarters are summarized in Figure 20 below.

Figure 20. Changes in Common Shares Outstanding

in thousands	3Q04	2Q04	1Q04	4Q03	3Q03
Shares outstanding at beginning of period	407,243	412,153	416,494	419,266	421,074
Issuance of shares under employee benefit and dividend reinvestment plans	980	1,128	3,659	1,228	692
Repurchase of common shares	(2,500)	(6,038)	(8,000)	(4,000)	(2,500)

Shares outstanding at end of period	405,723	407,243	412,153	416,494	419,266

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. Key’s repurchase activity for each of the three months ended September 30, 2004, is summarized in Figure 21.

Figure 21. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program[a]	of each Month-End[a]
July 1-31, 2004	612	$30.14	612	31,349
August 1-31, 2004	1,888	30.58	1,888	29,461
September 1-30, 2004	—	—	—	29,461

Total	2,500	$30.47	2,500

(a)	In July 2004, the Board of Directors authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from the repurchase program authorized in September 2003. This action brings the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.

At September 30, 2004, Key had 86,165,314 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2004, Key reissued 5,767,974 treasury shares.

Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 7.85% at September 30, 2004, and 8.26% at September 30, 2003. Key’s ratio of tangible equity to tangible assets was 6.57% at September 30, 2004. Management believes that Key’s strong capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 70 of Key’s 2003 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2004, Key’s Tier 1 capital ratio was 7.72%, and its total capital ratio was 11.67%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2004, Key had a leverage ratio of 8.27%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Both of Key’s affiliate banks qualified as “well capitalized” at September 30, 2004, since each exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at September 30, 2004. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or its affiliate banks.

Figure 22 presents the details of Key’s regulatory capital position at September 30, 2004, December 31, 2003 and September 30, 2003.

Figure 22. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2004	2003	2003
TIER 1 CAPITAL
Common shareholders’ equity[a]	$6,972	$6,961	$6,937
Qualifying capital securities	1,292	1,306	1,247
Less: Goodwill	1,179	1,150	1,154
Other assets[b]	75	61	67

Total Tier 1 capital	7,010	7,056	6,963

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,147	1,079	1,083
Net unrealized gains on equity securities available for sale	2	5	—
Qualifying long-term debt	2,439	2,475	2,513

Total Tier 2 capital	3,588	3,559	3,596

Total risk-based capital	$10,598	$10,615	$10,559

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$70,161	$67,675	$67,796
Risk-weighted off-balance sheet exposure	21,974	18,343	18,480
Less: Goodwill	1,179	1,150	1,154
Other assets[b]	568	336	370
Plus: Market risk-equivalent assets	609	244	213

Gross risk-weighted assets	90,997	84,776	84,965
Less: Excess allowance for losses on loans and lending-related commitments	169	327	322

Net risk-weighted assets	$90,828	$84,449	$84,643

AVERAGE QUARTERLY TOTAL ASSETS	$86,524	$84,000	$84,722

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.72%	8.35%	8.23%
Total risk-based capital ratio	11.67	12.57	12.48
Leverage ratio[c]	8.27	8.55	8.37

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

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

Short-term interest rates were relatively low at September 30, 2004. To make the working model more realistic in these circumstances, management modified Key’s standard rate scenario of a gradual decrease of 200 basis points over twelve months to a gradual decrease of 100 basis points over six months and no change over the following six months.

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

As of September 30, 2004, based on the results of our simulation model using Key’s “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income to increase by approximately .09% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Consequently, if short-term interest rates gradually decrease by 100 basis points over the next six months, net interest income would be expected to decrease by approximately 1.34% over the next year.

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

As of September 30, 2004, based on the results of our model in which we simulate the impact of increasing market interest rates in the second year of a two-year time horizon using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to increase by approximately .38% if short-term interest rates gradually increase by 200 basis points during that year. Conversely, if short-term interest rates gradually decrease by 100 basis points over the first six months of the second year, net interest income would be expected to decrease by approximately 1.14% during that year.

As described previously, Key would be in an asset-sensitive position in the second year of the “most likely balance sheet” simulation because many of the interest rate swaps used for asset/liability management purposes would have matured, and our natural business flows are biased towards more rate sensitive loans compared with deposits.

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

We actively manage our interest rate sensitivity through investment securities, debt issuance and derivatives. Interest rate swaps are the primary tool we use to modify our interest rate sensitivity and our asset and liability durations. During 2003, management focused on interest rate swap maturities of two years or less to preserve the flexibility of changing from “liability sensitive” to “asset sensitive” in a relatively short period of time. During the past twelve months, management has limited its use of interest rate swaps to move toward an “asset sensitive” interest rate risk profile. The decision to use these instruments rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 23 shows the maturity structure for all swap positions held for asset/liability management purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 12 (“Derivatives and Hedging Activities”), which begins on page 29.

Figure 23. Portfolio Swaps By Interest Rate Risk Management Strategy

	September 30, 2004					September 30, 2003
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value
Receive fixed/pay variable — conventional A/LMa	$8,725	$14	.8	2.3%	1.8%	$13,475	$156
Receive fixed/pay variable — conventional debt	5,669	305	6.8	5.3	1.8	5,268	400
Pay fixed/receive variable — conventional debt	1,087	(34)	4.7	2.3	4.9	1,451	(111)
Pay fixed/receive variable — forward starting	12	—	1.3	3.5	3.8	—	—
Foreign currency — conventional debt	1,872	269	2.0	3.0	2.1	1,221	263
Basis swaps[b]	9,700	(7)	1.3	1.7	1.7	10,145	(2)

Total portfolio swaps	$27,065	$547	2.5	2.8%	1.9%	$31,560	$706

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Trading portfolio risk management

Key’s trading portfolio is described in Note 12.

Management uses a value at risk (“VAR”) model to estimate the potential adverse effect of changes in interest and foreign exchange rates and equity prices on the fair value of Key’s trading portfolio. Using statistical methods, this model estimates the maximum potential one-day loss with 95% probability. At September 30, 2004, Key’s aggregate daily VAR was $1.5 million, compared with $1.3 million at September 30, 2003. Aggregate daily VAR averaged $1.3 million for the first nine months of 2004, compared with $1.2 million for the same period last year. VAR modeling augments other controls that Key uses to mitigate the market risk exposure of the trading portfolio. These controls include loss and portfolio size limits that are based on market liquidity and the level of activity and volatility of trading products.

Credit risk management

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. It is inherent in the financial services industry and results from extending credit to clients, purchasing securities and entering into financial derivative contracts.

Credit policy, approval and evaluation. Key manages its credit risk exposure through a multi-faceted program. Independent committees approve both retail and commercial credit policies. Once approved, these policies are communicated throughout Key to ensure consistency in our approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation,” on page 37 of Key’s 2003 Annual Report to Shareholders.

Allowance for loan losses. The allowance for loan losses at September 30, 2004, was $1.251 billion, or 1.93% of loans. This compares with $1.405 billion, or 2.24% of loans, at September 30, 2003. The allowance includes $19 million that was specifically allocated for impaired loans of $55 million at September 30, 2004, compared with $93 million that was allocated for impaired loans of $286 million one year ago. For more information about impaired loans, see Note 8 (“Impaired Loans and Other Nonperforming Assets”) on page 21. At September 30, 2004, the allowance for loan losses was 320.77% of nonperforming loans, compared with 176.73% at September 30, 2003.

During the first quarter of 2004, Key reclassified $70 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. First quarter earnings and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expense and other liabilities” on the balance sheet.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting

Policies”) under the heading “Allowance for Loan Losses” on page 51 of Key’s 2003 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at September 30, 2004, represents management’s best estimate of the losses inherent in the loan portfolio at that date.

The level of watch credits in the commercial portfolio has been progressively decreasing since the end of 2002. Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits were commercial real estate and institutional (formerly known as “large corporate”). These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key’s strategy to limit the concentration of credit risk in any single portfolio.

As shown in Figure 24, the decrease in Key’s allowance for loan losses since September 30, 2003, was attributable to developments in both the commercial and consumer loan portfolios. These developments included the first quarter 2004 reclassification of $70 million of Key’s allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments, stabilizing credit quality trends in certain commercial portfolios and weak demand for commercial loans in a soft economy. The decrease in the allowance also reflects declines in automobile lease financing receivables and loans that resulted from our decision to exit the automobile leasing business and to de-emphasize indirect prime automobile lending. In addition, during the second quarter of 2004, we sold Key’s indirect recreational vehicle loan portfolio.

During the second quarter of 2004, the portion of the allowance for loan losses allocated to Key’s commercial loan portfolio at December 31, 2003, and September 30, 2003, was reallocated among the various segments of that portfolio to more accurately reflect the inherent risk embedded in those segments. The reallocation did not change the total allowance previously allocated to either commercial loans or the loan portfolio as a whole.

Figure 24. Allocation of the Allowance for Loan Losses

	September 30, 2004		December 31, 2003		September 30, 2003
		Percent of		Percent of		Percent of
		Loan Type to		Loan Type to		Loan Type to
dollars in millions	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agricultural	$639	27.9%	$799	27.1%	$810	27.3%
Real estate — commercial mortgage	40	10.3	42	9.1	44	9.3
Real estate — construction	166	7.9	148	7.9	140	8.3
Commercial lease financing	179	13.8	152	13.6	146	13.0

Total commercial loans	1,024	59.9	1,141	57.7	1,140	57.9
Real estate — residential mortgage	3	2.3	3	2.5	3	2.7
Home equity	59	23.0	77	24.0	76	23.7
Consumer — direct	46	3.1	47	3.4	47	3.4
Consumer — indirect lease financing	3	.2	8	.5	10	.6
Consumer — indirect other	103	7.9	118	8.1	119	8.2

Total consumer loans	214	36.5	253	38.5	255	38.6
Loans held for sale	13	3.6	12	3.8	10	3.5

Total	$1,251	100.0%	$1,406	100.0%	$1,405	100.0%

Net loan charge-offs. Net loan charge-offs for the third quarter of 2004 totaled $76 million, or .47% of average loans. Key’s net loan charge-offs have declined for seven consecutive and ten of the last eleven quarters. As a percentage of average loans, they fell to their lowest level since the second quarter of 2000. These results compare with net charge-offs of $123 million, or .77% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 25. The decrease in net charge-offs from the year-ago quarter occurred primarily in the middle market and financial sponsors (formerly known as “structured finance”) segments of the commercial, financial and agricultural loan portfolio, and in the indirect consumer loan portfolio.

Figure 25. Summary of Loan Loss Experience

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions	2004	2003	2004	2003
Average loans outstanding during the period	$64,356	$63,078	$63,422	$62,985

Allowance for loan losses at beginning of period	$1,276	$1,405	$1,406	$1,452
Loans charged off:
Commercial, financial and agricultural	35	61	130	225

Real estate — commercial mortgage	6	11	24	36
Real estate — construction	—	1	5	5

Total commercial real estate loans[a]	6	12	29	41
Commercial lease financing	9	14	34	45

Total commercial loans	50	87	193	311

Real estate — residential mortgage	6	2	12	5
Home equity	9	15	37	44
Consumer — direct	9	12	32	37
Consumer — indirect lease financing	1	3	6	12
Consumer — indirect other	38	40	130	119

Total consumer loans	63	72	217	217

	113	159	410	528
Recoveries:
Commercial, financial and agricultural	10	11	36	27

Real estate — commercial mortgage	1	2	3	10
Real estate — construction	—	—	4	3

Total commercial real estate loans[a]	1	2	7	13
Commercial lease financing	3	6	10	11

Total commercial loans	14	19	53	51

Real estate — residential mortgage	—	—	1	1
Home equity	2	1	4	4
Consumer — direct	3	3	7	7
Consumer — indirect lease financing	1	2	3	5
Consumer — indirect other	17	11	51	35

Total consumer loans	23	17	66	52

	37	36	119	103

Net loans charged off	(76)	(123)	(291)	(425)
Provision for loan losses	51	123	206	378
Reclassification of allowance for credit losses on lending-related commitments[b]	—	—	(70)	—

Allowance for loan losses at end of period	$1,251	$1,405	$1,251	$1,405

Net loan charge-offs to average loans	.47%	.77%	.61%	.90%
Allowance for loan losses to period-end loans	1.93	2.24	1.93	2.24
Allowance for loan losses to nonperforming loans	320.77	176.73	320.77	176.73

(a)	See Figure 14 on page 50 and the accompanying discussion on page 49 for more information related to Key’s commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 26 shows the composition of Key’s nonperforming assets, which have declined for eight consecutive quarters. These assets totaled $460 million at September 30, 2004, and represented .71% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $753 million, or 1.20%, at December 31, 2003, and $862 million, or 1.37%, at September 30, 2003.

Figure 26. Summary of Nonperforming Assets and Past Due Loans

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2004	2004	2004	2003	2003
Commercial, financial and agricultural	$61	$114	$191	$252	$345

Real estate — commercial mortgage	49	61	72	85	89
Real estate — construction	1	1	12	25	38

Total commercial real estate loans[a]	50	62	84	110	127
Commercial lease financing	74	59	84	103	108

Total commercial loans	185	235	359	465	580

Real estate — residential mortgage	36	38	39	39	36
Home equity	149	151	161	153	151
Consumer — direct	4	13	10	14	12
Consumer — indirect lease financing	1	2	2	3	3
Consumer — indirect other	15	15	16	20	13

Total consumer loans	205	219	228	229	215

Total nonperforming loans	390	454	587	694	795

OREO	60	71	76	61	69
Allowance for OREO losses	(5)	(8)	(5)	(4)	(4)

OREO, net of allowance	55	63	71	57	65
Other nonperforming assets	15	23	12	2	2

Total nonperforming assets	$460	$540	$670	$753	$862

Accruing loans past due 90 days or more	$139	$114	$127	$152	$165
Accruing loans past due 30 through 89 days	602	622	559	613	710

Nonperforming loans to period-end loans	.60%	.71%	.94%	1.11%	1.27%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.71	.84	1.07	1.20	1.37

(a)	See Figure 14 on page 50 and the accompanying discussion on page 49 for more information related to Key’s commercial real estate portfolio.

The substantial reduction in nonperforming loans during the third quarter was attributable largely to decreases in the middle market, small business and media portfolios. At September 30, 2004, our 20 largest nonperforming loans totaled $114 million, representing 29% of total loans on nonperforming status.

Information pertaining to the credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, commercial, financial and agricultural loans, is presented in Figure 27. The approximate effects of various types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are presented in Figure 28.

Figure 27. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
September 30, 2004	Total	Loans		% of Loans
dollars in millions	Commitments[a]	Outstanding	Amount	Outstanding
Industry classification:
Manufacturing	$10,227	$3,217	$14	.4%
Services	7,942	2,401	11	.5
Financial services	4,260	1,158	—	—
Retail trade	4,835	2,635	5	.2
Property management	4,243	1,525	3	.2
Wholesale trade	2,976	1,316	3	.2
Public utilities	3,061	377	—	—
Building contractors	1,652	750	4	.5
Insurance	1,961	155	—	—
Communications	1,189	348	—	—
Agriculture/forestry/fishing	978	657	8	1.2
Transportation	848	376	6	1.6
Public administration	1,148	249	—	—
Mining	564	148	1	.7
Individuals	108	76	—	—
Other	3,359	2,730	6	.2

Total	$49,351	$18,118	$61	.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 28. Summary of Changes in Nonperforming Loans

	2004			2003
in millions	Third	Second	First	Fourth	Third
Balance at beginning of period	$454	$587	$694	$795	$837
Loans placed on nonaccrual status	94	68	145	111	240
Charge-offs	(76)	(104)	(111)	(123)	(123)
Loans sold	(35)	(33)	(58)	(40)	(73)
Payments	(32)	(62)	(56)	(46)	(73)
Transfers to OREO	—	—	(11)	—	(6)
Loans returned to accrual status	(15)	(2)	(16)	(3)	(7)

Balance at end of period	$390	$454	$587	$694	$795

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

Liquidity

Key’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct (but hypothetical) event would be a significant downgrade in Key’s public credit rating by a rating agency due to deterioration in asset quality, a large charge to earnings, or a significant merger or acquisition. Examples of indirect (but hypothetical) events unrelated to Key that could have market-wide consequences would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about Key or the banking industry in general may adversely affect the cost and availability of normal funding sources.

Liquidity for Key

Key’s Corporate Treasury monitors the overall mix of funding sources with the objective of maintaining an appropriate mix in light of the structure of the asset portfolios. We use several tools, as described on pages 41 and 42 of Key’s 2003 Annual Report to Shareholders, to maintain sufficient liquidity.

Key’s largest cash flows relate to both investing and financing activities. Over the past two years, the primary sources of cash from investing activities have been loan securitizations and sales, and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and the purchases of new securities.

Over the past two years, the primary sources of cash from financing activities have been the growth in deposits and the issuance of long-term debt. During the same period, outlays of cash have been made to repay debt issued in prior periods and, prior to 2004, to reduce the level of short-term borrowings. Management has relied more heavily on short-term borrowings to fund the growth in earning assets since the end of 2003. This approach is attributable to the moderate growth in core deposits that has occurred over the past nine months and management’s desire to achieve a mix of short- and long-term borrowings that is consistent with Key’s liquidity management objectives.

The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the nine-month periods ended September 30, 2004 and 2003.

Liquidity for KeyCorp

KeyCorp has met its liquidity requirements principally through regular dividends from affiliate banks. Federal banking law limits the amount of capital distributions that banks can make to their holding companies without obtaining prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including the amount of its net profits (as defined by statute) for the two previous calendar years, and net profits for the current year up to the date of dividend declaration.

During the first nine months of 2004, affiliate banks paid KeyCorp a total of $586 million in dividends. As of the close of business on September 30, 2004, the affiliate banks had an additional $625 million available to pay dividends to KeyCorp without prior regulatory approval and remain well-capitalized under the FDIC-defined capital categories. KeyCorp generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months.

Effective October 1, 2004, KeyCorp merged Key Bank USA into KBNA forming a single bank affiliate. Although this internal merger had no effect on Key’s third-party obligations or the programs discussed in the following section, it had an immediate positive effect on KBNA’s dividend paying capacity.

Additional sources of liquidity

Management has implemented several programs that enable KeyCorp and KBNA to raise money in the public and private markets when necessary. The proceeds from all of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed.

Bank note program. During the first nine months of 2004, the affiliate banks issued $400 million in notes under Key’s bank note program. These notes have original maturities in excess of one year and are included in “long-term debt.” Key’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. At September 30, 2004, $16.2 billion was available for future issuance by KBNA under this program.

Euro note program. Under Key’s euro note program, KeyCorp and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate. The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and foreign currencies. There were $706 million of borrowings issued under this program during the first nine months of 2004. At September 30, 2004, $7.0 billion was available for future issuance.

KeyCorp medium-term note program. In November 2001, KeyCorp registered, under a universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”), $2.2 billion of securities. At September 30, 2004, the entire amount registered had been allocated for the issuance of medium-term notes and the unused capacity totaled $429 million.

Commercial paper. KeyCorp has a commercial paper program that provides funding availability of up to $500 million. As of September 30, 2004, there were no borrowings outstanding under the commercial paper program.

Key has a separate commercial paper program that provides funding availability of up to $1.0 billion in Canadian currency or the equivalent in U.S. currency. As of September 30, 2004, borrowings outstanding under this commercial paper program totaled $781 million in Canadian currency and an additional $44 million in U.S. currency (equivalent to $58 million in Canadian currency).

Key’s debt ratings are shown in Figure 29 below. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by KeyCorp or KBNA that would be marketable to investors at a competitive cost.

Figure 29. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
September 30, 2004	Borrowings	Debt	Debt	Securities
KeyCorp
Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service[a]	R-1 (Middle)	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.

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

(b) Reports on Form 8-K

July 16, 2004 — Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition. Reporting that on July 16, 2004, the Registrant issued a press release announcing its earnings results for the three- and six- month periods ended June 30, 2004, and provided a slide presentation reviewed in the related conference call/webcast.

September 17, 2004 — Section 1. Registrant’s Business and Operations — Item 1.01 Entry into a Material Definitive Agreement and Section 9. Financial Statements and Exhibits — Item 9.01 Financial Statements and Exhibits. Reporting that on September 16, 2004, the Registrant amended the change of control agreements with its senior officers and approved a letter agreement with its new Executive Vice President and Chief Information Officer regarding terms of employment.

No other reports on Form 8-K were filed during the three-month period ended September 30, 2004.

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

KEYCORP

(Registrant)

Date: November 4, 2004	/s/ Lee Irving

	By:	Lee Irving
Executive Vice President
and Chief Accounting Officer