Form 10-K
period 2004-12-31
KEYCORP /NEW/
filed 2005-02-28
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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
The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $12,053,980,847 at June 30, 2004. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 30, 2004.)
406,322,167 Shares

(Number of KeyCorp Common Shares outstanding as of February 15, 2005)
Certain specifically designated portions of KeyCorp’s 2004 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.13 2004 EQUITY COMPENSATION PLAN
EX-10.20 AMENDMENT TO KEYCORP DIRECTOR DEFERRED COMP PLAN
EX-10.21 KEYCORP SECOND DIRECTOR DEFERRED COMPENSATION PLAN
EX-10.28 KEYCORP SECOND EXCESS CASH BALANCE PENSION PLAN
EX-10.34 KEYCORP SECOND DEFERRED COMPENSATION PLAN
EX-10.45 KEYCORP SECOND EXCESS 401(K) SAVINGS PLAN
EX-10.51 2ND AMENDMENT TO THE KEYCORP SUPP RETIREMENT PLAN
EX-10.53 KEYCORP SECOND SUPPLEMENTAL RETIREMENT PLAN
EX-10.62 5TH AMENDMENT TO KEYCORP EXEC SUPP PENSION PLAN
EX-10.63 6TH AMENDMENT TO KEYCORP EXEC SUPP PENSION PLAN
EX-10.65 KEYCORP SECOND EXECUTIVE SUPP PENSION PLAN
EX-10.70 4TH AMENDMENT TO KEYCORP SUPP RETIRE PLAN FOR KEY EXEC
EX-10.71 KEYCORP 2ND SUPP RETIREMENT BENEFIT PLAN KEY EXECS
EX-12 RATIO OF EARN TO FIXED CHARGES & PREFER STOCK DIV
EX-13 ANNUAL REPORT - FINANCIALS
EX-21 KEYCORP SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-24 POWER OF ATTORNEY
EX-31.1 CEO - 302 CERTIFICATION
EX-31.2 CFO - 302 CERTIFICATION
EX-32.1 CEO - 906 CERTIFICATION
EX-32.2 CFO - 906 CERTIFICATION

KeyCorp
2004 FORM 10-K ANNUAL REPORT

Item			Page
Number			Number

		PART I
1		Business	1
2		Properties	8
3		Legal Proceedings	8
4		Submission of Matters to a Vote of Security Holders	8
		PART II
5		Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
6		Selected Financial Data	9
7		Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
7	A	Quantitative and Qualitative Disclosures about Market Risk	9
8		Financial Statements and Supplementary Data	9
9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
9	A	Controls and Procedures	9
9	B	Other Information	9
		PART III
10		Directors and Executive Officers of the Registrant	9
11		Executive Compensation	10
12		Security Ownership of Certain Beneficial Owners and Management	10
13		Certain Relationships and Related Transactions	10
14		Principal Accounting Fees and Services	10
		PART IV
15		Exhibits, Financial Statement Schedules	11
		Signatures	16
		Exhibits

PART I

ITEM 1.	BUSINESS
Overview
KeyCorp, organized in 1958 under the laws of the state of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). At December 31, 2004, KeyCorp was one of the nation’s largest bank-based financial services companies with consolidated total assets of $90.7 billion. Its subsidiaries provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through three major business groups: Consumer Banking, Corporate and Investment Banking and Investment Management Services. As of December 31, 2004, these services were provided across much of the country through subsidiaries operating 935 full-service retail banking branches (“KeyCenters”), a telephone banking call center services group and 2,194 ATMs in seventeen states. Additional information pertaining to the three business groups is included in the “Line of Business Results” section beginning on page 15 and in Note 4 (“Line of Business Results”), beginning on page 62 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 19,576 full-time equivalent employees during 2004.
In addition to the customary banking services of accepting deposits and making loans, KeyCorp’s bank and trust company subsidiaries offer personal and corporate trust services, personal financial services, access to mutual funds, cash management services, investment banking and capital markets products, and international banking services. Through its subsidiary bank, trust company and registered investment adviser subsidiaries, KeyCorp provides investment management services to clients that include large corporate and public retirement plans, foundations and endowments, high net worth individuals and Taft-Hartley plans (i.e., multiemployer trust funds established for providing pension, vacation or other benefits to employees).
KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident, health, and credit-life insurance on loans made by its subsidiary bank, principal investing, community development financing, securities underwriting and brokerage, merchant services, and other financial services. KeyCorp is an equity participant in a joint venture with Key Merchant Services, LLC, which provides merchant services to businesses.
KeyCorp is a legal entity separate and distinct from its bank and other subsidiaries. Accordingly, the right of KeyCorp, its security holders and its creditors to participate in any distribution of the assets or earnings of KeyCorp’s bank and other subsidiaries is subject to the prior claims of the respective creditors of such bank and other subsidiaries, except to the extent that KeyCorp’s claims in its capacity as creditor of such bank and other subsidiaries may be recognized.

The following financial data is included in the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders and is incorporated herein by reference as indicated below:
The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.
Acquisitions and Divestitures
The information presented in Note 3 (“Acquisitions and Divestiture”) on page 62 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders is incorporated herein by reference.
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
In recent years, mergers and acquisitions have led to greater concentration in the banking industry and placed added competitive pressure on Key’s core banking products and services. In addition, competition has intensified as a consequence of the financial modernization laws that were enacted in November 1999 and permit qualifying financial institutions to expand into other activities. For example, commercial banks are permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See “Financial Modernization Legislation” on page 7.
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
General
As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities. KeyCorp’s bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates one full-service, FDIC-insured national bank subsidiary, KeyBank National Association (“KBNA”), and one national bank subsidiary whose activities are limited to those of a fiduciary. Each of KeyCorp’s national bank subsidiaries and their subsidiaries are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Because the deposits in KBNA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over KBNA.
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
If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the “FDIA”), an insured depository institution may not pay any dividend (i) if payment would cause it to become less than “adequately capitalized,” or (ii) while it is in default in the payment of an assessment due to the FDIC. See “Regulatory Capital Standards and Related Matters – Prompt Corrective Action”. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.
Holding Company Structure
Transactions Involving Bank Subsidiaries. KeyCorp’s national bank subsidiaries (and their operating subsidiaries) are subject to Federal Reserve Act provisions, which impose qualitative standards and quantitative limitations upon certain transactions with or involving KeyCorp (and its nonbank subsidiaries which are not operating subsidiaries of KeyCorp’s national banks). Transactions covered by these provisions, which include loans and other extensions of credit as well as purchases and sales of assets, must be on arm’s length terms, cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For example, the aggregate of all such outstanding covered transactions by KBNA, including its operating subsidiaries, with or involving KeyCorp was limited at December 31, 2004, to approximately $2.0 billion. As a result, these provisions materially restrict the ability of KeyCorp’s national bank subsidiaries to fund KeyCorp and its nonbank subsidiaries.
Source of Strength Doctrine. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at a time when KeyCorp may not have the resources to provide it or would choose not to provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the event of its bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
Liability of Commonly Controlled Institutions. Under the FDIA, an insured depository institution which is under common control with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of the commonly controlled institution, or any assistance provided by the FDIC to the commonly controlled institution which is in danger of default. The term “default” is defined generally to mean the appointment of a conservator or receiver and the term “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance.
Regulatory Capital Standards and Related Matters
Risk-Based and Leverage Regulatory Capital. Federal law and regulation define and prescribe minimum levels of regulatory capital for bank holding companies and their bank subsidiaries. Adequacy of regulatory capital is assessed periodically by the federal banking agencies in the examination and supervision process, and in the evaluation of applications in connection with specific transactions and activities, including acquisitions, expansion of existing activities, and commencement of new activities.
Bank holding companies are subject to risk-based capital guidelines adopted by the Federal Reserve Board. These guidelines establish minimum ratios of qualifying capital to risk-weighted assets. Qualifying capital includes Tier 1 capital and Tier 2 capital. Risk-weighted assets are calculated by assigning varying risk-weights to broad categories of assets and off-balance-sheet exposures, based primarily on counterparty credit risk. The required minimum Tier 1 risk-based capital ratio, calculated by dividing Tier 1 capital by risk-weighted assets, is currently 4.00%. The required minimum total risk-based capital ratio is currently 8.00%. It is calculated by dividing the sum of Tier 1 capital and Tier 2 capital (which cannot exceed the amount of Tier 1 capital), after deducting for investments in certain subsidiaries and associated companies and for reciprocal holdings of capital instruments, by risk-weighted assets.
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
Bank holding companies, such as KeyCorp, whose securities and commodities trading activities exceed specified levels also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 2004, Key’s Tier 1 and Total capital to risk-weighted assets ratios were 7.22% and 11.47%, respectively, which include required adjustments for market risk.
In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its bank subsidiaries has been advised by its primary federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2004, Key’s Tier 1 capital leverage ratio was 7.96%.
KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2004, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.
In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. Additional information regarding regulatory capital levels is included in the “Capital” section beginning on page 32 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders.
Recourse Obligations, Direct Credit Substitutes, and Residual Interests. Specialized regulatory capital treatment is prescribed for on-balance sheet assets and off-balance sheet exposures consisting of recourse obligations, direct credit substitutes, and residual interests that expose banking organizations primarily to credit risk. This treatment includes a concentration limit Tier 1 capital charge and a dollar-for-dollar capital charge for certain types of residual interests and the use of credit rating and certain alternative approaches to match regulatory capital requirements more closely to a banking organization’s relative risk of loss for certain positions in asset securitizations.
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
Subprime Lending. The federal banking agencies have heightened supervisory expectations with respect to required levels of capital for institutions with subprime lending programs. For these purposes, a subprime lending program is one that targets borrowers with weakened credit histories or questionable repayment capacity. In addition to regulatory capital, subprime lending supervisory guidance addresses supervisory expectations with respect to risk management, the allowance for loan and lease losses, portfolio and transaction level examination review, analysis, and classification, cure program documentation, and predatory or abusive lending practices.
While this guidance principally applies to institutions with subprime lending programs having an aggregate credit exposure of at least 25% of Tier 1 capital, federal bank examiners may apply it to other subprime portfolios, such as those that are experiencing rapid growth or adverse performance trends, those that are administered by inexperienced management, and those that possess inadequate or weak controls. For an institution that has subprime lending portfolio exposure equal to 25% or more of the institution’s Tier 1 capital, the supervisory guidance indicates that examiners are likely to require that institution to hold capital in an amount that is 1.5 to 3.0 times greater than what is required for a portfolio of non-subprime assets of a similar type. Neither the Federal Reserve Board nor the OCC has advised Key of any capital deficiency under this guidance.
Basel II Accord. The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on an international accord that was developed by the Basel Committee on Banking Supervision having member central bank and bank supervision authority representation from Belgium, Canada, France, Germany, Italy, Japan, Luxembourg, the Netherlands, Spain, Sweden, Switzerland, the United Kingdom, and the United States. In June 2004, the Basel Committee published its new capital framework document (the “Basel II Accord”) governing the capital adequacy of internationally active banking organizations. The Basel II Accord will form the basis upon which the agencies will develop proposed revisions to existing risk-based capital adequacy regulations and standards. The agencies anticipate publishing these proposed revisions in 2005, and that the Basel II Accord will become fully effective in the United States in January 2008.
The Basel II Accord adopts a three-pillar framework for addressing capital adequacy — minimum capital requirements, supervisory review, and market discipline. The minimum capital requirement pillar includes capital charges for credit, operational, and market risk exposures of a banking organization. The supervisory review pillar addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk, rather than only with respect to its minimum capital requirement, as well as the need for a banking organization supervisory authority to review and respond to the banking organization’s capital adequacy assessment. The market discipline pillar imposes public disclosure requirements on a banking organization that are intended to allow market participants to assess key information about the organization’s risk profile and its associated level of capital.
The agencies expect that only a small number of large, internationally active U.S. banking organizations would be required to use the Basel II Accord, and that those institutions would use only the most advanced approaches for determining their risk-based capital requirements. Application of the Basel II Accord’s advanced approaches to other qualifying U.S. banking organizations would be at the organization’s option.
Prompt Corrective Action. The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of an institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, FDIC deposit insurance limits on pass-through deposits, limits on exposure to interbank liabilities, risk-based FDIC deposit insurance premium assessments, and expedited action upon regulatory applications. FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least

10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination) and is not well capitalized. At December 31, 2004, KBNA, KeyCorp’s only FDIC-insured depository institution subsidiary, met the requirements for the “well capitalized” capital category. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its bank subsidiaries, and should be considered in conjunction with other available information regarding Key’s financial condition and results of operations.
FDIC Deposit Insurance
Because substantially all of KBNA’s deposits are insured up to applicable limits by the FDIC, KBNA is subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund and the Savings Association Insurance Fund of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 2004 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution’s capitalization and federal supervisory evaluation. KBNA in 2004 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key’s results of operations.
Financial Modernization Legislation
The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) authorized new activities for qualifying financial institutions. The GLBA repealed significant provisions of the Glass–Steagall Act to permit commercial banks, among other things, to have affiliates that underwrite and deal in securities and make merchant banking investments. The GLBA modified the BHCA to permit bank holding companies that meet certain specified standards (known as “financial holding companies”) to engage in a broader range of financial activities than previously permitted under the BHCA, and allowed subsidiaries of commercial banks that meet certain specified standards (known as “financial subsidiaries”) to engage in a wide range of financial activities that are prohibited to such banks themselves. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in real estate leasing and insurance agency activities without geographic restriction.
The GLBA also established new privacy protections for customers of financial institutions. Under federal law, a financial institution must provide notice to customers about its privacy policies and practices, describe the conditions under which the financial institution may disclose nonpublic personal information about consumers to non-affiliated third parties, and provide an “opt-out” method for consumers to prevent the financial institution from disclosing that information to non-affiliated third parties.
The GLBA repealed the blanket exception for banks and savings associations from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 (the “Exchange Act”), and replaced this full exception with functional exceptions. Under the statute, institutions that engage in securities activities either must conduct those activities through a registered broker-dealer or conform their securities activities to those which qualify for functional exceptions. While the requirements relating to dealer registration became effective in September 2003, the SEC has delayed the effective date of the requirements relating to broker registration until March 2005 at the earliest.
USA PATRIOT Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) and the federal regulations issued pursuant to it substantially broaden previously existing anti-money laundering law and regulation, increase compliance, due diligence and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties in combating money laundering activities. Key believes its compliance policies, procedures, and controls satisfy the material requirements of the USA PATRIOT Act and the regulations implementing it that are applicable to Key.
Fair and Accurate Credit Transactions Act of 2003
The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) imposes new requirements on financial institutions regarding identify theft and reporting to credit bureaus. The FACT Act also allows customers to choose to opt out of having certain information shared across a financial institution’s affiliates for market solicitation purposes. Certain provisions of the FACT Act became effective at the end of 2004, and the remainder will go into effect on various dates in 2005. Compliance with the FACT Act requires Key to modify numerous computer systems and to make operational changes in several business areas. Key believes that the changes that it has already made or will implement in 2005 will satisfy the material requirements of the FACT Act and the regulations implementing it.
ITEM 2. PROPERTIES
The headquarters of KeyCorp and KBNA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2004, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KBNA owned 519 and leased 416 retail banking branches. The lease terms for applicable retail banking branches are not individually material, with terms ranging from month-to-month to 99 years from inception.
ITEM 3. LEGAL PROCEEDINGS
The information presented in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”), beginning on page 81 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders, is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.
PART II
ITEM 5.                     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders are incorporated herein by reference:

Page

Discussion of common shares, shareholder information and repurchase activities presented in the “Capital” section	32
Presentation of quarterly market price and cash dividends per common share	48
Discussion of dividend restrictions presented in the “Liquidity risk management” section and in Note 5 (“Restrictions on Cash, Dividends and Lending Activities”)	45, 65

ITEM 6.	SELECTED FINANCIAL DATA
The Selected Financial Data presented on page 14 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented on pages 10 through 48 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Market risk management” presented on pages 35 through 39 of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 48 and on pages 51 through 88, respectively, of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 49 and on page 50, respectively, of the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 and is incorporated herein by reference. The information set forth in the sections captioned “AUDIT COMMITTEE INDEPENDENCE” and “AUDIT COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 are not incorporated by reference in this report on Form 10-K. KeyCorp expects to file its final proxy statement on or before March 23, 2005.
KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Edward P. Campbell, Lauralee E. Martin, Eduardo R. Menascé, Steven A. Minter, and Peter G. Ten Eyck, II are members of the Audit Committee. The Board of Directors has determined that each of Messrs. Campbell and Menascé and Ms. Martin qualifies as an “audit committee financial expert”, as defined in Item 401(h)(2) of Regulation S-K and that each member of the Audit Committee is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
The information required by this item is set forth in the sections captioned “THE BOARD OF DIRECTORS AND ITS COMMITTEES,” “COMPENSATION OF EXECUTIVE OFFICERS” and “EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 and is incorporated herein by reference. The information set forth in the sections captioned “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “KEYCORP STOCK PRICE PERFORMANCE” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 is not incorporated by reference in this report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth in the section captioned “Issue One — ELECTION OF DIRECTORS” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in the sections captioned “AUDIT FEES”, “AUDIT-RELATED FEES”, “TAX FEES” and “ALL OTHER FEES” contained in KeyCorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 5, 2005 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2004 Annual Report to Shareholders:
(a)(2) Financial Statement Schedules
All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.
(a)(3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 23, 2002, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
4.1	Restated Rights Agreement, dated as of May 15, 1997, between KeyCorp and KeyBank National Association, as Rights Agent, filed on June 19, 1997, as Exhibit 1 to Form 8-A, and incorporated herein by reference.
10.1	Form of Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective September 16, 2004, filed as Exhibit 10.1 to Form 8-K filed September 17, 2004, and incorporated herein by reference.
10.2	Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
10.3	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.4	Form of Award of Restricted Stock (2003-2005), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.5	Form of Award of Executive Officer Grants (2004-2006), filed as Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2004, and incorporated herein by reference.
10.6	Form of Award of Executive Officer Grants (2005-2007), filed as Exhibit 10.2 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.7	Form of Award of Officer Grants (2005-2007), filed as Exhibit 10.3 to Form 8-K filed February 16, 2005 and incorporated herein by reference.

10.8	Award of Phantom Stock to Henry L. Meyer III (2003-2005), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.9	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated February 15, 2005, filed as Exhibit 10.1 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.10	KeyCorp Annual Incentive Plan as amended and restated on January 17, 2001, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.11	KeyCorp Annual Performance Plan filed as Exhibit 10.1 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.12	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.13	KeyCorp 2004 Equity Compensation Plan.
10.14	McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.15	McDonald & Company Investments, Inc. 1995 Key Employees Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.16	KeyCorp Directors’ Stock Option Plan (November 17, 1994 Restatement) filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.17	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.18	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.19	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
10.20	Amendment to the Director Deferred Compensation Plan, effective December 28, 2004.
10.21	KeyCorp Second Director Deferred Compensation Plan.
10.22	KeyCorp Directors’ Deferred Share Plan, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.23	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.24	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.25	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.26	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.27	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan, effective December 31, 2004, filed as Exhibit 10.4 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.28	KeyCorp Second Excess Cash Balance Pension Plan.

10.29	KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.30	First Amendment to KeyCorp Deferred Compensation Plan filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.31	Second Amendment to KeyCorp Deferred Compensation Plan filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.32	Third Amendment to KeyCorp Deferred Compensation Plan, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.33	Restated Amendment to KeyCorp Deferred Compensation Plan, effective December 31, 2004, filed as Exhibit 10.2 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.34	KeyCorp Second Deferred Compensation Plan.
10.35	KeyCorp Automatic Deferral Plan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.36	First Amendment to KeyCorp Automatic Deferral Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.37	Second Amendment to KeyCorp Automatic Deferral Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.38	McDonald Financial Group Deferral Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.39	KeyCorp Signing Bonus Plan (effective January 1, 1999), filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.40	First Amendment to KeyCorp Signing Bonus plan (effective January 1, 2001), filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.41	Key Asset Management Long Term Incentive Plan, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.42	KeyCorp Commissioned Deferred Compensation Plan as amended and restated as of January 1, 2002, filed as Exhibit 10.35 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.43	KeyCorp Excess 401 (k) Savings Plan, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.44	Restated Amendment to KeyCorp Excess 401 (k) Savings Plan, effective December 31, 2004, filed as Exhibit 10.5 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.45	KeyCorp Second Excess 401 (k) Savings Plan.
10.46	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
10.47	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
10.48	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.49	KeyCorp Supplemental Retirement Plan, amended, restated and effective January 1, 2002, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.50	First Amendment to KeyCorp Supplemental Retirement Plan, effective January 1, 2003, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.51	Second Amendment to the KeyCorp Supplemental Retirement Plan, effective September 16, 2004.
10.52	Restated Amendment to KeyCorp Supplemental Retirement Plan, effective December 31, 2004, filed as Exhibit 10.3 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.53	KeyCorp Second Supplemental Retirement Plan.
10.54	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995, and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.55	First Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2003, and incorporated by reference.
10.56	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996, filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2003, and incorporated by reference.
10.57	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.58	KeyCorp Executive Supplemental Pension Plan, amended, restated and effective August 1, 1996, filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.59	First Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 1997, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
10.60	Third Amendment to KeyCorp Executive Supplemental Pension Plan, filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.61	Fourth Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 2003, filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.62	Fifth Amendment to the KeyCorp Executive Supplemental Pension Plan, effective March 18, 2004.
10.63	Sixth Amendment to the KeyCorp Executive Supplemental Pension Plan, effective September 16, 2004.
10.64	Restated Amendment to KeyCorp Executive Supplemental Pension Plan, effective December 31, 2004, filed as Exhibit 10.6 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.65	KeyCorp Second Executive Supplemental Pension Plan.
10.66	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.67	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995, filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2003, and incorporated by reference.
10.68	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996, filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2003, and incorporated by reference.
10.69	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1999, filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

10.70	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004.
10.71	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives.
10.72	KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.73	KeyCorp Deferred Equity Allocation Plan, filed as Exhibit 10.58 to Form 10-K for the year ended December 31, 2003, and incorporated by reference.
12	Statement regarding Computation of Ratios.
13	KeyCorp 2004 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders.
All documents listed as Exhibits 10.1 through 10.73 constitute management contracts or compensatory plans or arrangements.

*	Copies of these Exhibits have been filed with the SEC. Shareholders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.
Information Available on Website
KeyCorp makes available free of charge on its website, www.key.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after KeyCorp electronically files such material with, or furnishes it to, the SEC. In addition, KeyCorp makes available on its website its corporate governance guidelines and the charters of its committees. Shareholders may obtain a copy of any of these corporate governance documents free of charge by writing KeyCorp Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

KEYCORP

/s/ Thomas C. Stevens

Thomas C. Stevens
Vice Chairman and Chief Administrative Officer
February 28, 2005
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

February 28, 2005