Form 10-Q
period 2005-03-31
KEYCORP /NEW/
filed 2005-05-05
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	407,669,825 Shares
(Title of class)	(Outstanding at April 29, 2005)

KEYCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
dollars in millions	2005	2004	2004
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,991	$2,454	$2,113
Short-term investments	1,763	1,472	2,042
Securities available for sale	7,123	7,451	7,463
Investment securities (fair value: $70, $74 and $99)	68	71	94
Other investments	1,434	1,421	1,157
Loans, net of unearned income of $2,181, $2,235 and $2,052	68,332	68,464	62,513
Less: Allowance for loan losses	1,128	1,138	1,306

Net loans	67,204	67,326	61,207
Premises and equipment	587	603	604
Goodwill	1,341	1,359	1,150
Other intangible assets	105	87	34
Corporate-owned life insurance	2,623	2,608	2,528
Accrued income and other assets	5,024	5,887	6,056

Total assets	$90,263	$90,739	$84,448

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$22,692	$21,748	$19,120
Savings deposits	2,011	1,970	2,067
Certificates of deposit ($100,000 or more)	4,809	4,697	4,850
Other time deposits	10,750	10,435	10,834

Total interest-bearing	40,262	38,850	36,871
Noninterest-bearing	11,891	11,581	10,826
Deposits in foreign office — interest-bearing	4,974	7,411	2,234

Total deposits	57,127	57,842	49,931
Federal funds purchased and securities sold under repurchase agreements	3,220	2,145	3,584
Bank notes and other short-term borrowings	2,820	2,515	2,588
Accrued expense and other liabilities	5,834	6,274	6,013
Long-term debt	14,100	14,846	15,333

Total liabilities	83,101	83,622	77,449

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,481	1,491	1,459
Retained earnings	7,416	7,284	6,960
Treasury stock, at cost (84,591,725, 84,319,111 and 79,735,678 shares)	(2,156)	(2,128)	(1,966)
Accumulated other comprehensive income (loss)	(71)	(22)	54

Total shareholders’ equity	7,162	7,117	6,999

Total liabilities and shareholders’ equity	$90,263	$90,739	$84,448

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2005	2004

INTEREST INCOME
Loans	$974	$833
Investment securities	1	1
Securities available for sale	80	88
Short-term investments	10	9
Other investments	8	8

Total interest income	1,073	939

INTEREST EXPENSE
Deposits	206	161
Federal funds purchased and securities sold under repurchase agreements	25	10
Bank notes and other short-term borrowings	17	12
Long-term debt	131	95

Total interest expense	379	278

NET INTEREST INCOME	694	661
Provision for loan losses	44	81

Net interest income after provision for loan losses	650	580

NONINTEREST INCOME
Trust and investment services income	138	145
Service charges on deposit accounts	70	84
Investment banking and capital markets income	67	46
Letter of credit and loan fees	40	33
Corporate-owned life insurance income	28	27
Electronic banking fees	22	18
Net gains from loan securitizations and sales	19	25
Net securities losses	(6)	—
Other income	76	53

Total noninterest income	454	431

NONINTEREST EXPENSE
Personnel	390	373
Net occupancy	91	58
Computer processing	51	44
Equipment	28	31
Professional fees	28	25
Marketing	25	23
Other expense	118	105

Total noninterest expense	731	659

INCOME BEFORE INCOME TAXES	373	352
Income taxes	109	102

NET INCOME	$264	$250

Per common share:
Net income	$.65	$.60
Net income — assuming dilution	.64	.59
Weighted-average common shares outstanding (000)	408,264	416,680
Weighted-average common shares and potential common shares outstanding (000)	413,762	421,572

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2003	416,494	$492	$1,448	$6,838	$(1,801)	$(8)
Net income				250			$250
Other comprehensive income (losses):
Net unrealized gains on securities available for sale, net of income taxes of $35[a]						61	61
Net unrealized gains on derivative financial instruments, net of income taxes of $1						2	2
Foreign currency translation adjustments						(1)	(1)

Total comprehensive income							$312

Deferred compensation			3
Cash dividends declared on common shares ($.31 per share)				(128)
Issuance of common shares under employee benefit and dividend reinvestment plans	3,659		8		88
Repurchase of common shares	(8,000)				(253)

BALANCE AT MARCH 31, 2004	412,153	$492	$1,459	$6,960	$(1,966)	$54

BALANCE AT DECEMBER 31, 2004	407,570	$492	$1,491	$7,284	$(2,128)	$(22)
Net income				264			$264
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($27)[a]						(46)	(46)
Net unrealized gains on derivative financial instruments, net of income taxes of $1						3	3
Foreign currency translation adjustments						(5)	(5)
Minimum pension liability adjustment, net of income taxes of ($1)						(1)	(1)

Total comprehensive income							$215

Deferred compensation			9
Cash dividends declared on common shares ($.325 per share)				(132)
Issuance of common shares under employee benefit and dividend reinvestment plans	2,227		(19)		56
Repurchase of common shares	(2,500)				(84)

BALANCE AT MARCH 31, 2005	407,297	$492	$1,481	$7,416	$(2,156)	$(71)

(a)	Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flow (Unaudited)

	Three months ended March 31,
in millions	2005	2004

OPERATING ACTIVITIES
Net income	$264	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44	81
Depreciation expense and software amortization	48	51
Net securities losses	6	—
Net gains from principal investing	(12)	(10)
Net gains from loan securitizations and sales	(19)	(25)
Deferred income taxes	3	2
Net (increase) decrease in mortgage loans held for sale	39	(125)
Net increase in trading account assets	(94)	(151)
Other operating activities, net	(100)	(40)

NET CASH PROVIDED BY OPERATING ACTIVITIES	179	33
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	(5)	—
Net increase in other short-term investments	(197)	(287)
Purchases of securities available for sale	(597)	(195)
Proceeds from sales of securities available for sale	29	15
Proceeds from prepayments and maturities of securities available for sale	808	452
Proceeds from prepayments and maturities of investment securities	4	4
Purchases of other investments	(104)	(117)
Proceeds from sales of other investments	61	20
Proceeds from prepayments and maturities of other investments	29	32
Net increase in loans, excluding acquisitions, sales and divestitures	(1,234)	(966)
Purchases of loans	—	(33)
Proceeds from loan securitizations and sales	1,268	1,194
Purchases of premises and equipment	(12)	(27)
Proceeds from sales of premises and equipment	6	4
Proceeds from sales of other real estate owned	15	15

NET CASH PROVIDED BY INVESTING ACTIVITIES	71	111
FINANCING ACTIVITIES
Net decrease in deposits	(703)	(931)
Net increase in short-term borrowings	1,380	558
Net proceeds from issuance of long-term debt	1,227	654
Payments on long-term debt	(1,441)	(710)
Purchases of treasury shares	(84)	(253)
Net proceeds from issuance of common stock	40	67
Cash dividends paid	(132)	(128)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	287	(743)

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	537	(599)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,454	2,712

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,991	$2,113

Additional disclosures relative to cash flow:
Interest paid	$389	$295
Income taxes paid	10	23
Noncash items:
Net transfer of loans to other real estate owned	$20	$31

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

Key consolidates any voting rights entity in which it has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, a variable interest entity (“VIE”) is consolidated if Key is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

Key uses the equity method to account for unconsolidated investments in voting rights entities or VIEs in which it has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not a controlling interest). Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% are generally carried at cost. Investments held by KeyCorp’s broker/dealer and investment company subsidiaries (primarily principal investments) are carried at estimated fair value.

Qualifying special purpose entities, including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. Information on SFAS No. 140 is included in Note 1 (“Summary of Significant Accounting Policies”) of Key’s 2004 Annual Report to Shareholders under the heading “Loan Securitizations” on page 57.

Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key’s 2004 Annual Report to Shareholders.

Stock-Based Compensation

Effective January 1, 2003, Key adopted the fair value method of accounting as outlined in SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” amended SFAS No. 123 to provide three alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock compensation: (i) the prospective method; (ii) the modified prospective method; and (iii) the retroactive restatement method. Key opted to apply the new accounting rules prospectively to all awards in accordance with the transition provisions of SFAS No. 148.

SFAS No. 123 requires companies like Key that have used the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The estimated weighted-average fair value of options granted by Key during the three-month periods ended March 31, 2005 and 2004, was $6.95 and $6.51, respectively.

The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to management’s ability to accurately estimate the fair value of options. The assumptions pertaining to options issued during the three-month periods ended March 31, 2005 and 2004, are shown in the following table.

	Three months ended March 31,
	2005	2004

Average option life	6.0 years	6.0 years
Future dividend yield	4.01%	3.97%
Share price volatility	.286	.292
Weighted-average risk-free interest rate	4.0%	3.3%

The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (primarily stock options, restricted stock, performance shares, discounted stock purchase plans and certain deferred compensation-related awards) for the three-month periods ended March 31, 2005 and 2004, is shown in the following table and would, if recorded, have been included in “personnel expense” on the income statement.

	Three months ended March 31,
in millions, except per share amounts	2005	2004

Net income, as reported	$264	$250
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:
Stock options expense	3	3
All other stock-based employee compensation expense	4	2

	7	5

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects:
Stock options expense	3	4
All other stock-based employee compensation expense	4	2

	7	6

Net income – pro forma	$264	$249

Per common share:
Net income	$.65	$.60
Net income– pro forma	.65	.60
Net income assuming dilution	.64	.59
Net income assuming dilution– pro forma	.64	.59

As shown in the above table, the pro forma effect is calculated as the after-tax difference between: (i) compensation expense included in each period’s reported net income in accordance with the prospective application transition provisions of SFAS No. 148, and (ii) compensation expense that would have been recorded had all existing forms of stock-based compensation been accounted for under the fair value method of accounting. The information presented may not be indicative of the effect in future periods.

Accounting Pronouncements Adopted in 2005

SEC guidance on lease accounting. In February 2005, the Securities and Exchange Commission (“SEC”) issued interpretive guidance related to the accounting for operating leases that focuses on three areas: (i) the amortization of leasehold improvements by a lessee where the lease term includes renewal options; (ii) rent recognition when the lease term contains a period where there are free or reduced rents (commonly referred to as “rent holidays”); and (iii) incentives related to leasehold improvements provided by a lessor to a lessee. As a result of this interpretive guidance, Key recorded a $30 million net occupancy charge during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.

Accounting for certain loans or debt securities acquired in a transfer. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position that addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (structured as loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. As required by this pronouncement, Key adopted this guidance for qualifying loans acquired after December 31, 2004. Adoption of this guidance did not have any material effect on Key’s financial condition or results of operations.

Accounting Pronouncements Pending Adoption

Share-based payments. In December 2004, the FASB issued SFAS No. 123R, which requires companies to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees. As discussed under the heading “Stock-Based Compensation” on page 7, Key adopted the fair value method of accounting as outlined in SFAS No. 123 effective January 1, 2003, using the prospective method. SFAS No. 123R replaces SFAS No. 123 and changes certain aspects of this accounting guidance for recognizing the fair value of stock compensation. SFAS No. 123R was to be effective for public companies for interim or annual periods beginning after June 15, 2005. However, in April 2005, the SEC delayed the effective date to the first interim period of the first fiscal year beginning after June 15, 2005 (January 1, 2006 for Key). Management is currently evaluating the potential impact of this new guidance, which is not expected to be material to Key’s financial condition or results of operations.

Medicare prescription law. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Medicare Modernization Act, which was enacted in December 2003 and takes effect in 2006, introduces a prescription drug benefit under Medicare. It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. In accordance with Staff Position No. 106-2, sponsoring companies must recognize the subsidy in the measurement of their plan’s accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit cost.

In January 2005, the Centers for Medicare and Medicaid Services issued the final regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined. Management expects that the prescription drug coverage related to Key’s retiree healthcare benefit plan will be actuarially equivalent, and that the subsidy will not have any material effect on Key’s APBO and net postretirement cost.

2. Earnings Per Common Share

Key calculates its basic and diluted earnings per common share as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2005	2004

NET INCOME	$264	$250

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	408,264	416,680
Effect of dilutive common stock options and other stock awards (000)	5,498	4,892

Weighted-average common shares and potential common shares outstanding (000)	413,762	421,572

EARNINGS PER COMMON SHARE
Net income per common share	$.65	$.60
Net income per common share — assuming dilution	.64	.59

3. Acquisitions

Key completed the following acquisitions during 2004 and the first three months of 2005. In each case, the terms of the transaction are not material.

American Express Business Finance Corporation

On December 1, 2004, Key acquired American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. AEBF had lease financing receivables of approximately $1.5 billion at the date of acquisition.

EverTrust Financial Group, Inc.

On October 15, 2004, Key acquired EverTrust Financial Group, Inc. (“EverTrust”), the holding company for EverTrust Bank, a state-chartered bank headquartered in Everett, Washington. EverTrust had assets of approximately $780 million and deposits of approximately $570 million at the date of acquisition. On November 12, 2004, EverTrust Bank was merged into KeyBank National Association (“KBNA”).

Sterling Bank & Trust FSB

Effective July 22, 2004, Key purchased ten branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB, a federally-chartered savings bank headquartered in Southfield, Michigan.

4. Line of Business Results

Consumer Banking

Community Banking includes Retail Banking, Small Business and McDonald Financial Group.

Retail Banking provides individuals with branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans.

Small Business provides businesses that typically have annual sales revenues of $10 million or less with deposit, investment and credit products, and business advisory services.

McDonald Financial Group offers financial, estate and retirement planning, and asset management services to assist high-net-worth clients with their banking, brokerage, trust, portfolio management, insurance, charitable giving and related needs.

Consumer Finance includes Indirect Lending and National Home Equity.

Indirect Lending offers loans to consumers through dealers and finances inventory for automobile and marine dealers. This business unit also provides federal and private education loans to students and their parents and processes payments on loans that private schools make to parents.

National Home Equity provides both prime and nonprime mortgage and home equity loan products to individuals. These products originate outside of Key’s retail branch system. This business unit also works with home improvement contractors to provide home equity and home improvement solutions.

Corporate and Investment Banking

Corporate Banking provides products and services to large corporations, middle-market companies, financial institutions and government organizations. These products and services include commercial lending, treasury management, investment banking, derivatives and foreign exchange, equity and debt underwriting and trading, and syndicated finance.

Through its Victory Capital Management unit, Corporate Banking also manages or gives advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.

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

The table that spans pages 13 and 14 shows selected financial data for each major business group for the three-month periods ended March 31, 2005 and 2004. This table is accompanied by supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.

The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. According to our policies:

♦	Net interest income is determined by assigning a standard cost for funds used to assets or a standard credit for funds provided to liabilities based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

♦	Key’s consolidated provision for loan losses is allocated among the lines of business based primarily on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 56 of Key’s 2004 Annual Report to Shareholders.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

♦	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.

Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first three months of 2005:

♦	Key reorganized and renamed some of its business groups and lines of business. The Investment Management Services group, which included McDonald Financial Group and Victory Capital Management, was disbanded. McDonald Financial Group, along with Retail Banking and Small Business, is now included as part of the Community Banking line of business within the Consumer Banking group. Victory Capital Management is included as part of the Corporate Banking line within the Corporate and Investment Banking group.

♦	Key began to charge the net consolidated effect of funds transfer pricing related to estimated deferred tax benefits associated with lease financing to the lines of business. In the past, this amount was included in “Other Segments.”

♦	Methodologies used to allocate certain overhead costs and a portion of the provision for loan losses were refined.

			Corporate and
Three months ended March 31,	Consumer Banking		Investment Banking		Other Segments
dollars in millions	2005	2004	2005	2004	2005	2004

SUMMARY OF OPERATIONS
Net interest income (TE)	$498	$487	$284	$246	$(37)	$(34)
Noninterest income	229	230	170	161	49	38

Total revenue (TE)[a]	727	717	454	407	12	4
Provision for loan losses	39	61	5	20	—	—
Depreciation and amortization expense	35	39	13	12	—	—
Other noninterest expense	443	418	199	185	9	7

Income (loss) before income taxes (TE)	210	199	237	190	3	(3)
Allocated income taxes and TE adjustments	79	75	89	71	(10)	(12)

Net income (loss)	$131	$124	$148	$119	$13	$9

Percent of consolidated net income	50%	50%	56%	48%	5%	3%
Percent of total segments net income	45	49	51	47	4	4

AVERAGE BALANCES
Loans	$33,358	$34,134	$34,920	$27,964	$437	$595
Total assets[a]	36,970	37,315	39,835	33,186	11,983	11,946
Deposits	41,063	38,929	8,781	7,478	5,903	3,240

OTHER FINANCIAL DATA
Net loan charge-offs	$39	$72	$15	$39	—	—
Return on average allocated equity	21.26%	19.98%	17.00%	15.11%	N/M	N/M
Average full-time equivalent employees	10,140	10,416	3,302	2,812	38	37

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

(b)	Includes a $30 million ($19 million after tax) charge to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis and a $20 million ($12 million after tax) contribution to the KeyCorp Foundation to fund future contributions.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Supplementary information (Consumer Banking lines of business)

	Community Banking		Consumer Finance
Three months ended March 31,
dollars in millions	2005	2004	2005	2004

Total revenue (taxable equivalent)	$555	$549	$172	$168
Provision for loan losses	22	29	17	32
Noninterest expense	392	372	86	85
Net income	88	92	43	32
Average loans	19,939	19,212	13,419	14,922
Average deposits	40,661	38,560	402	369
Net loan charge-offs	25	31	14	41
Return on average allocated equity	23.28%	26.39%	18.05%	11.76%
Average full-time equivalent employees	8,520	8,793	1,620	1,623

Supplementary information (Corporate and Investment Banking lines of business)

	Corporate		KeyBank Real		Key Equipment
	Banking		Estate Capital		Finance
Three months ended March 31,
dollars in millions	2005	2004	2005	2004	2005	2004

Total revenue (taxable equivalent)	$250	$242	$104	$88	$100	$77
Provision for loan losses	2	14	3	1	—	5
Noninterest expense	125	135	46	38	41	24
Net income	76	59	35	30	37	30
Average loans	15,301	12,976	10,119	7,624	9,500	7,364
Average deposits	7,256	6,337	1,514	1,127	11	14
Net loan charge-offs	10	31	4	2	1	6
Return on average allocated equity	18.04%	13.53%	13.22%	13.04%	20.06%	24.67%
Average full-time equivalent employees	1,527	1,531	758	668	1,017	613

Total Segments		Reconciling Items		Key
2005	2004	2005	2004	2005	2004

$ 745	$699	$(23)	$(14)	$722	$685
448	429	6	2	454	431

1,193	1,128	(17)	(12)	1,176	1,116
44	81	—	—	44	81
48	51	—	—	48	51
651	610	32 [b]	(2)	683	608

450	386	(49)	(10)	401	376
158	134	(21)	(8)	137	126

$ 292	$252	$(28)	$(2)	$264	$250

111%	101%	(11)%	(1)%	100%	100%
100	100	N/A	N/A	N/A	N/A

$ 68,715	$62,693	$103	$103	$68,818	$62,796
88,788	82,447	2,158	2,078	90,946	84,525
55,747	49,647	(190)	(46)	55,557	49,601

$ 54	$111	—	—	$54	$111
18.34%	16.73%	N/M	N/M	15.09%	14.47%
13,480	13,265	6,091	6,320	19,571	19,585

5. Securities

Key classifies each security held into one of four categories: trading, available for sale, investment and other investments.

Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($957 million at March 31, 2005, $863 million at December 31, 2004, and $1.2 billion at March 31, 2004) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.

Securities available for sale. These are securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value and include debt and marketable equity securities with readily determinable fair values. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive income (loss).” Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities losses” on the income statement. Also included in “net securities losses” are actual gains and losses resulting from sales of specific securities.

When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests as debt securities, classifying them as available for sale or as trading account assets.

“Other securities” held in the available-for-sale portfolio primarily are marketable equity securities.

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

Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit - represent the majority of other investments and are carried at fair value ($817 million at March 31, 2005, $816 million at December 31, 2004, and $773 million at March 31, 2004). These include direct and indirect investments __ predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “investment banking and capital markets income” on the income statement.

In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that generally are carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be “other-than-temporary.” These adjustments are included in “net securities losses” on the income statement.

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

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$155	—	—	$155
States and political subdivisions	20	—	—	20
Collateralized mortgage obligations	6,471	$3	$152	6,322
Other mortgage-backed securities	298	8	4	302
Retained interests in securitizations	99	81	—	180
Other securities	133	11	—	144

Total securities available for sale	$7,176	$103	$156	$7,123

INVESTMENT SECURITIES
States and political subdivisions	$55	$2	—	$57
Other securities	13	—	—	13

Total investment securities	$68	$2	—	$70

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$227	—	—	$227
States and political subdivisions	21	$1	—	22
Collateralized mortgage obligations	6,460	5	$95	6,370
Other mortgage-backed securities	322	10	2	330
Retained interests in securitizations	103	90	—	193
Other securities	298	11	—	309

Total securities available for sale	$7,431	$117	$97	$7,451

INVESTMENT SECURITIES
States and political subdivisions	$58	$3	—	$61
Other securities	13	—	—	13

Total investment securities	$71	$3	—	$74

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$34	$1	—	$35
States and political subdivisions	22	—	—	22
Collateralized mortgage obligations	6,580	74	$77	6,577
Other mortgage-backed securities	410	16	1	425
Retained interests in securitizations	107	76	—	183
Other securities	204	17	—	221

Total securities available for sale	$7,357	$184	$78	$7,463

INVESTMENT SECURITIES
States and political subdivisions	$79	$5	—	$84
Other securities	15	—	—	15

Total investment securities	$94	$5	—	$99

6. Loans

Key’s loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2005	2004	2004

Commercial, financial and agricultural	$19,852	$19,343	$17,058
Commercial real estate:
Commercial mortgage	7,696	7,534	5,802
Construction	5,836	5,505	4,777

Total commercial real estate loans	13,532	13,039	10,579
Commercial lease financing	10,831	10,894	8,705

Total commercial loans	44,215	43,276	36,342
Real estate — residential mortgage	1,474	1,456	1,585
Home equity	13,936	14,062	14,483
Consumer — direct	1,859	1,987	2,050
Consumer — indirect:
Automobile lease financing	64	89	227
Automobile loans	—	—	1,968
Marine	2,641	2,624	2,541
Other	612	617	884

Total consumer — indirect loans	3,317	3,330	5,620

Total consumer loans	20,586	20,835	23,738
Loans held for sale:
Real estate — commercial mortgage	248	283	277
Real estate — residential mortgage	22	26	20
Home equity	1	29	6
Education	2,514	2,278	2,130
Automobile	746	1,737	—

Total loans held for sale	3,531	4,353	2,433

Total loans	$68,332	$68,464	$62,513

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,
in millions	2005	2004

Balance at beginning of period	$1,138	$1,406
Charge-offs	(78)	(149)
Recoveries	24	38

Net charge-offs	(54)	(111)
Provision for loan losses	44	81
Reclassification of allowance for credit losses on lending-related commitments [a]	—	(70)

Balance at end of period	$1,128	$1,306

(a) Included in “accrued expense and other liabilities” on the consolidated balance sheet.

7. Variable Interest Entities

A VIE is a partnership, limited liability company, trust or other legal entity that meets any one of certain criteria specified in Revised Interpretation No. 46. This interpretation requires VIEs to be consolidated by the party who is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., the primary beneficiary).

Key’s VIEs, including those consolidated and those in which Key holds a significant interest, are summarized below. Key defines a “significant interest” in a VIE as a subordinated interest that exposes Key to a significant portion, but not the majority, of the VIE’s expected losses or residual returns.

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

March 31, 2005
Commercial paper conduit	$590	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	405	$256	—

Business trusts issuing mandatorily redeemable preferred capital securities	N/A	1,339	—
LIHTC investments	N/A	828	$218

N/A = Not Applicable

The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. At March 31, 2005, the settlement value of these noncontrolling interests, which are accounted for by Key as minority interests, was estimated to be between $504 million and $612 million, while the recorded value, including reserves, totaled $415 million.

Key’s Principal Investing unit and the KeyBank Real Estate Capital line of business make equity and mezzanine investments in entities, some of which are VIEs. These investments are held by nonregistered investment companies subject to the provisions of the AICPA Audit and Accounting Guide, “Audits of Investment Companies.” The FASB deferred the effective date of Revised Interpretation No. 46 for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide. As a result, Key is not currently applying the accounting or disclosure provisions of Revised Interpretation No. 46 to its principal and real estate mezzanine and equity investments, which remain unconsolidated.

Additional information pertaining to Revised Interpretation No. 46 and the activities of the specific VIEs with which Key is involved is provided in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2004 Annual Report to Shareholders under the heading “Variable Interest Entities” on page 69.

8. Impaired Loans and Other Nonperforming Assets

Impaired loans totaled $110 million at March 31, 2005, compared with $91 million at December 31, 2004, and $261 million at March 31, 2004. Impaired loans averaged $100 million for the first quarter of 2005 and $300 million for the first quarter of 2004.

Key’s nonperforming assets were as follows:

	March 31,	December 31,	March 31,
in millions	2005	2004	2004

Impaired loans	$110	$91	$261
Other nonaccrual loans	195	225	326

Total nonperforming loans	305	316	587
Other real estate owned (OREO)	58	53	76
Allowance for OREO losses	(4)	(4)	(5)

OREO, net of allowance	54	49	71
Other nonperforming assets	12	14	12

Total nonperforming assets	$371	$379	$670

At March 31, 2005, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.

When expected cash flows or collateral values cast doubt on the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. That amount – effectively the amount that management deems uncollectible – is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At March 31, 2005, Key had $16 million of impaired loans with a specifically allocated allowance for loan losses of $9 million, and $94 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2004, impaired loans included $38 million of loans with a specifically allocated allowance of $12 million, and $53 million that were carried at their estimated fair value without a specifically allocated allowance.

Key does not perform a loan-specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as “other nonaccrual loans”). These typically are smaller-balance commercial loans and consumer loans, including residential mortgages, home equity loans and various types of installment loans. Management applies historical loss experience rates to these loans, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.

9. Capital Securities Issued by Unconsolidated Subsidiaries

KeyCorp owns the outstanding common stock of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities (“capital securities”). The trusts used the proceeds from the issuance of their capital securities and common stock to buy debentures issued by KeyCorp. These debentures are the trusts’ only assets; the interest payments from the debentures finance the distributions paid on the capital securities.

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

The characteristics of the business trusts and capital securities have not changed with the de-consolidation of the trusts. The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Federal Reserve Board adopted a final rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but with stricter quantitative limits that take effect after a five-year transition period ending March 31, 2009. Management believes that the new rule will not have any material effect on Key’s financial condition.

To the extent the trusts have funds available to make payments, as guarantor, KeyCorp continues to unconditionally guarantee payment of:

•	required distributions on the capital securities;

•	the redemption price when a capital security is redeemed; and

•	amounts due if a trust is liquidated or terminated.

During the first three months of 2005, the business trusts did not repurchase any capital securities or related debentures.

In April 2005, KeyCorp and two affiliated business trusts, KeyCorp Capital VII and KeyCorp Capital VIII, filed a registration statement with the SEC for the issuance of up to $501 million of capital securities of KeyCorp Capital VII and KeyCorp Capital VIII. The trusts have not yet issued any capital securities under the registration statement.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures

March 31, 2005
KeyCorp Institutional Capital A	$372	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	160	4	154	8.250	2026
KeyCorp Capital I	197	8	205	3.300	2028
KeyCorp Capital II	175	8	165	6.875	2029
KeyCorp Capital III	227	8	197	7.750	2029
KeyCorp Capital V	167	5	180	5.875	2033
KeyCorp Capital VI	74	2	77	6.125	2033

Total	$1,372	$46	$1,339	6.762%	—

December 31, 2004	$1,399	$46	$1,339	6.704%	—

March 31, 2004	$1,439	$46	$1,339	6.608%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp’s consolidated subsidiaries. Effective July 1, 2003, the business trusts that issued the capital securities were de-consolidated. The capital securities continue to qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at March 31, 2005, December 31, 2004, and March 31, 2004, are basis adjustments of $79 million, $106 million and $146 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” “investment company event” or a “capital treatment event” (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, or Capital VI are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V and Capital VI are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at March 31, 2005, December 31, 2004, and March 31, 2004, are weighted-average rates.

10. Pension and Other Postretirement Benefit Plans

Pension Plans

Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended March 31,
in millions	2005	2004

Service cost of benefits earned	$13	$12
Interest cost on projected benefit obligation	15	14
Expected return on plan assets	(24)	(23)
Amortization of prior service benefit	(1)	—
Amortization of losses	6	3

Net pension cost	$9	$6

Other Postretirement Benefit Plans

Key sponsors a contributory postretirement healthcare plan. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Net postretirement benefit cost for these plans includes the following components:

	Three months ended March 31,
in millions	2005	2004

Service cost of benefits earned	$1	$1
Interest cost on accumulated postretirement benefit obligation	2	2
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1
Amortization of cumulative net loss	1	—

Net postretirement benefit cost	$4	$3

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act, which becomes effective in 2006, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that offer “qualified” prescription drug coverage to retirees.

In January 2005, the Centers for Medicare and Medicaid Services issued the final regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined. Management expects that the prescription drug coverage related to Key’s retiree healthcare benefit plan will be actuarially equivalent, and that the subsidy will not have any material effect on Key’s APBO and net postretirement cost.

11. Income Taxes

The American Jobs Creation Act of 2004 provides for a special one-time tax deduction equal to 85 percent of certain foreign earnings that are “repatriated.” Management is in the process of reviewing Key’s foreign operations to determine the potential amount of the deduction and, therefore, is currently unable to provide a reasonable estimate of the amount of unremitted earnings that may be repatriated or the related effect on Key’s income taxes. Management anticipates that the special one-time deduction will not have any material effect on Key’s financial condition or results of operations.

In the normal course of business, Key enters into various types of lease financing transactions. The Internal Revenue Service (“IRS”) has completed an audit of Key’s income tax returns for the 1995 through 1997 tax years and has proposed to disallow all deductions taken in those years that relate to certain leveraged lease financing transactions commonly referred to as Lease-In, Lease-Out (“LILO”) transactions. In addition, the IRS is currently examining Key’s returns for the 1998 through 2000 tax years and has similarly proposed to disallow deductions for LILO transactions. The preliminary outcome of the IRS audit of Key’s returns for the 1995 through 1997 tax years is on appeal within the IRS, and settlement discussions are ongoing. Although the ultimate resolution of this matter is unknown, Key has provided tax reserves that management currently believes are adequate based on its assessment of Key’s tax position.

Key has also entered into other types of leveraged lease financing transactions that are being examined by the IRS and has been informed that the IRS intends to disallow all deductions related to such transactions. Management believes that the deductions taken by Key are appropriate based on the relevant statutory, regulatory and judicial authority in effect at the time the lease financing transactions were entered into and the tax returns were filed. However, if the IRS were to be successful in disallowing the deductions, Key would potentially owe additional taxes, interest and penalties that could have a material effect on its results of operations in the period in which incurred.

The FASB is currently considering the issuance of additional guidance regarding the application of SFAS No. 13, “Accounting for Leases,” that would affect the timing under which earnings would be recognized when settlements of tax matters, including those related to leveraged lease financing transactions, are reached. The guidance being considered could result in an initial one-time charge to earnings stemming from the change in the timing of cash flows that might result from such a settlement. However, future earnings would be expected to increase over the remaining term of the lease by approximately the same amount as the one-time charge. It is unclear at this time whether the FASB will issue this guidance and if it does, when it would do so.

12. Contingent Liabilities and Guarantees

Legal Proceedings

Residual value insurance litigation. Key Bank USA obtained two insurance policies from Reliance Insurance Company (“Reliance”) insuring the residual value of certain automobiles leased through Key Bank USA. The two policies (the “Policies”), the “4011 Policy” and the “4019 Policy,” together covered leases entered into during the period from January 1, 1997 to January 1, 2001.

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

The 4011 Policy was canceled and replaced as of May 1, 2000, by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) (“the NAS Policy”). Tri-Arc Financial Services, Inc. (“Tri-Arc”) acted as agent for Reliance, Swiss Re and NAS. From February 2000 through September 2004, Key Bank USA filed claims, and since October 2004, KBNA (successor to Key Bank USA) has been filing claims under the Policies, but none of these claims has been paid.

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

On August 4, 2004, the Court ruled on Key’s and Swiss Re’s motions for summary judgment on issues related to liability. In its written decision, which is publicly available, the Court held as a matter of law that Swiss Re breached its Letter Agreement with Key by not issuing a replacement policy covering the leases insured under Key’s 4011 Policy that were booked between October 1, 1998, and April 30, 2000. With respect to Key’s claims under the 4019 Policy, the Court held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re authorized Tri-Arc to issue the REINS-1 Endorsement. The Court also held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re acted in bad faith. On March 21, 2005, the Court, in response to the parties’ joint motion and related agreement to allow more time for the completion of the damages discovery process, entered an order establishing a new damages discovery schedule, including an extension of the deadline for submitting summary judgment motions on issues related to damages to December 9, 2005.

Management believes that KBNA (successor to Key Bank USA) has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through Key Bank USA during the four-year period ending January 1, 2001. With respect to each individual lease, however, it is not until the lease expires and the vehicle is sold that the existence and amount of any actual loss (i.e., the difference between the residual value provided for in the lease agreement and the vehicle’s actual market value at lease expiration) can be determined.

Accordingly, the total expected loss on the portfolio for which KBNA (and Key Bank USA) will have filed claims cannot be determined with certainty at this time. Claims filed through March 31, 2005, totaled approximately $381 million, and management currently estimates that approximately $6 million of additional claims may be filed through year-end 2006, bringing the total aggregate amount of actual and potential claims to $387 million.

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

Other litigation. In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Key’s financial condition.

Guarantees

Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at March 31, 2005.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$11,598	$40
Credit enhancement for asset-backed commercial paper conduit	73	—
Recourse agreement with FNMA	652	7
Return guarantee agreement with LIHTC investors	612	37
Default guarantees	29	1
Written interest rate caps[a]	92	9

Total	$13,056	$94

(a)	As of March 31, 2005, the weighted-average interest rate of written interest rate caps was 2.9%, and the weighted-average strike rate was 5.0%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.

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
they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2005, Key’s standby letters of credit had a remaining weighted-average life of approximately two years, with remaining actual lives ranging from less than one year to as many as fourteen years.

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

At March 31, 2005, Key’s maximum potential funding requirement under the credit enhancement facility totaled $73 million. However, there were no drawdowns under the facility during the three-month period ended March 31, 2005. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitments to provide credit enhancement to the conduit.

Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At March 31, 2005, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of nine years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at March 31, 2005. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.

Return guarantee agreement with LIHTC investors. KAHC, a subsidiary of KBNA, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is dependent on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If these two conditions are not met, Key is obligated to make any necessary payments to investors to provide the guaranteed return. In October 2003, management elected to discontinue new projects under this program.

No recourse or collateral is available to offset the guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties.

As shown in the table on page 25, KAHC maintained a reserve in the amount of $37 million at March 31, 2005, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the stand ready obligation.

Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. These guarantees are generally undertaken when Key is supporting or protecting its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from approximately one year to as many as eighteen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.

Written interest rate caps. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At March 31, 2005, these caps had a weighted-average life of approximately four years.

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

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and from other relationships.

Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. This liquidity facility obligates Key through November 5, 2007, to provide funding of up to $1.9 billion if required as a result of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduit. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $1.1 billion at March 31, 2005. However, there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.

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

Intercompany guarantees. KeyCorp and certain other Key affiliates are parties to various guarantees that facilitate the ongoing business activities of other Key affiliates. These business activities encompass debt issuance, certain lease and insurance obligations, investments and securities, and certain leasing transactions involving clients.

Relationship with MasterCard International Inc. and Visa U.S.A. Inc. KBNA is, and until its merger into KBNA, Key Bank USA was, a member of MasterCard International Incorporated (“MasterCard”) and Visa U.S.A. Inc. (“Visa”). MasterCard’s charter documents and bylaws state that MasterCard may assess its members for certain liabilities that it incurs, including litigation liabilities. Visa’s charter documents state that Visa may fix fees payable by members in connection with Visa’s operations. We understand that descriptions of significant pending lawsuits and MasterCard’s and Visa’s positions regarding the potential impact of those lawsuits on members are set forth on MasterCard’s and Visa’s respective websites, as well as in MasterCard’s public filings with the SEC. Key is not a party to any significant litigation by third parties against MasterCard or Visa.

In June 2003, MasterCard and Visa agreed, independently, to settle a class-action lawsuit against them by Wal-Mart Stores Inc. and many other retailers. The lawsuit alleged that MasterCard and Visa violated federal antitrust laws by conspiring to monopolize the debit card services market and by requiring merchants that accept certain of their debit and credit card services to also accept their higher priced “off-line,” signature-verified debit card services. Under the terms of the settlements, MasterCard and Visa have agreed to pay a total of approximately $3.0 billion, beginning August 1, 2003, over a ten-year period, to merchants who claim to have been harmed by their actions and to reduce the fees they charge merchants for their “off-line” signature-verified debit card services. Also, as of January 1, 2004, such merchants are not required to accept MasterCard or Visa debit card services when they accept MasterCard or Visa credit card services. These settlements reduced fees earned by KBNA from off-line debit card transactions. During 2004, the impact of the settlement reduced Key’s pre-tax net income by approximately $12 million. It is management’s understanding that certain retailers have opted out of the class-action settlement and that additional suits have been filed against MasterCard and Visa seeking additional damage recovery. Management is unable at this time to estimate the possible impact on Key of any such actions.

13. Derivatives and Hedging Activities

Key, mainly through its subsidiary bank, KBNA, is party to various derivative instruments, which are used for asset and liability management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments. Generally, these instruments help Key meet clients’ financing needs and manage exposure to “market risk” — the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these derivatives contain an element of “credit risk” — the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.

At March 31, 2005, Key had $241 million of derivative assets and $96 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $960 million and $915 million, respectively. Derivative assets and liabilities are recorded at fair value in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.

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

At March 31, 2005, Key was party to interest rate swaps and caps with 59 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $174 million on these instruments to 31 of the counterparties. However, at March 31, Key held approximately $95 million in collateral to mitigate its credit exposure, resulting in net exposure of $79 million. The largest exposure to an individual counterparty was approximately $73 million, all of which was secured.

Asset and Liability Management

Key uses a fair value hedging strategy to modify its exposure to interest rate risk and a cash flow hedging strategy to reduce the potential adverse impact of interest rate increases on future interest expense. For more information about these asset and liability management strategies, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders.

The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2005	of Losses to	March 31,
in millions	2004	Hedging Activity	Net Income	2005

Accumulated other comprehensive income (loss) resulting from cash flow hedges	$(40)	$(1)	$4	$(37)

Reclassifications of gains and losses from “accumulated other comprehensive income (loss)” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify all of the existing net losses on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months.

Trading Portfolio

Key’s trading portfolio includes:

♦	interest rate swap contracts entered into to accommodate the needs of clients;

♦	positions with third parties that are intended to offset or mitigate the interest rate risk of client positions;

♦	foreign exchange forward contracts entered into to accommodate the needs of clients; and

♦	proprietary trading positions in financial assets and liabilities.

The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $16 million at March 31, 2005, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2004 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
KeyCorp

We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2005 and 2004, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flow for the three-month periods then ended. These financial statements are the responsibility of Key’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flow for the year then ended not presented herein, and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
May 3, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2005 and 2004. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 29. A description of Key’s business is included under the heading “Description of Business” on page 10 of Key’s 2004 Annual Report to Shareholders.

Terminology

This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

♦	KeyCorp refers solely to the parent holding company.

♦	KBNA refers to Key’s lead bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	A KeyCenter is one of Key’s full-service retail banking facilities or branches.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 53.

Long-term goals

Key’s long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. Our strategy for achieving these goals is described under the heading “Corporate Strategy” on page 11 of Key’s 2004 Annual Report to Shareholders.

Forward-looking statements

In addition to our long-term goals, this report may contain “forward-looking statements” about other issues like anticipated earnings, anticipated levels of net loan charge-offs and nonperforming assets, forecasted interest rate exposure, and anticipated improvement in profitability. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “will be,” “are expected to,” “as planned,” “is anticipated,” “intends to,” “is projected,” or similar words.

Forward-looking statements pertaining to our goals and other matters are subject to assumptions, risks and uncertainties. For a variety of reasons, including the following factors, Key’s actual results could differ materially from those contained in or implied by forward-looking statements.

♦	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

♦	If the economy or segments of the economy fail to continue to improve, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

♦	We may fail to develop, market and deliver competitive products and services and to make technological advances to support our products and services.

♦	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Our assumptions made in connection with our financial and risk management modeling techniques and programs may prove to be inaccurate or erroneous.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

♦	We may become subject to new legal obligations or liabilities, or the resolution of pending litigation may have an adverse effect on our financial results.

♦	Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

♦	We may become subject to new accounting, tax, or regulatory practices or requirements.

Critical accounting policies and estimates

Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with U.S. generally accepted accounting principles, but they also reflect management’s view of the most appropriate manner in which to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 55 of Key’s 2004 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.

In management’s opinion, some accounting policies are more likely than others to have a significant effect on Key’s financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance or require management to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate. Key relies heavily on the use of assumptions and estimates in several areas, including accounting for the allowance for loan losses, loan securitizations, contingent liabilities and guarantees, principal investments, goodwill, and pension and other postretirement obligations. A brief discussion of each of these areas appears on pages 12 and 13 of Key’s 2004 Annual Report to Shareholders.

During the first quarter of 2005, there were no significant changes in the manner in which Key’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Highlights of Key’s Performance

Financial performance

The primary measures of Key’s financial performance for the first quarter of 2005 and 2004 are summarized below.

♦	Net income for the first quarter of 2005 was $264 million, or $.64 per common share, compared with $213 million, or $.51 per share, for the previous quarter and $250 million, or $.59 per share, for the first quarter of 2004.

♦	Key’s return on average equity was 15.09% for the first quarter of 2005, compared with a return of 11.99% for the prior quarter and 14.47% for the year-ago quarter.

♦	Key’s first quarter 2005 return on average total assets was 1.18%, compared with a return of .95% for the previous quarter and 1.19% for the first quarter of 2004.

Key’s top three priorities for 2005 are to profitably grow revenue, maintain asset quality and maintain a disciplined approach to managing expenses. During the first quarter:

♦	Total revenue rose by $56 million from the first three months of 2004, reflecting stronger demand for commercial loans and higher fee income. The growth in our commercial loan portfolio was broad based and spread among a number of industry sectors. The principal driver of the increase in fee income was revenue from investment banking and capital markets activities.

♦	Nonperforming loans decreased for the tenth consecutive quarter, and are at the lowest for Key in a decade. Further, net loan charge-offs as a percentage of average loans fell to their lowest level since the fourth quarter of 1995. While a stronger economy contributed to these positive changes, they also reflect strategic business mix changes we’ve made to improve Key’s risk profile.

Further, we continue to effectively manage our capital through dividends paid to shareholders, share repurchases, and investing in our higher-growth businesses. During the first quarter, Key increased its quarterly dividend and repurchased 2.5 million of its common shares. Key’s tangible equity to tangible assets ratio was 6.44% at March 31, 2005, and is within our targeted range of 6.25% to 6.75%.

Considering recent trends, we expect Key’s earnings to be in the range of $.62 to $.66 per share for the second quarter of 2005 and $2.55 to $2.65 per share for the full year.

The primary reasons that Key’s revenue and expense components changed from those reported for the first quarter of 2004 are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.

Strategic developments

Our improving performance is due in part to a number of specific transactions completed over the past year that have strengthened our market share positions and support our strategy of focusing on businesses that enable us to build relationships with our clients.

♦	During the fourth quarter of 2004, we sold our broker-originated home equity loan portfolio and reclassified our indirect automobile loan portfolio to held-for-sale status. These businesses were identified for exit because they did not meet our performance standards or fit with our relationship banking strategy. We completed the sale of the prime segment of the indirect automobile loan portfolio during the first quarter of 2005, resulting in a gain of $19 million. In April 2005, we sold the nonprime segment.

♦	Effective December 1, 2004, we acquired American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. This company provides capital for small and middle market businesses, mostly in the healthcare, information technology, office products, and commercial vehicle/construction industries, and has a leasing portfolio of approximately $1.5 billion.

♦	Effective October 15, 2004, we acquired EverTrust Financial Group, Inc. (“EverTrust”), the holding company for EverTrust Bank, a state-chartered bank headquartered in Everett, Washington with twelve branch offices. EverTrust had assets of approximately $780 million and deposits of approximately $570 million at the date of acquisition.

♦	Effective August 11, 2004, we acquired certain net assets of American Capital Resource, Inc., based in Atlanta, Georgia. This is the fourth commercial real estate acquisition we have made since January 31, 2000, as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

♦	Effective July 22, 2004, we acquired ten branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB in suburban Detroit, Michigan.

Figure 1 summarizes Key’s financial performance for each of the past five quarters.

Figure 1. Selected Financial Data

	2005	2004
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE PERIOD
Interest income	$1,073	$1,015	$952	$912	$939
Interest expense	379	333	294	276	278
Net interest income	694	682	658	636	661
Provision for loan losses	44	(21)	51	74	81
Noninterest income	454	433	436	446	431
Noninterest expense	731	782	690	679	659
Income before income taxes	373	354	353	329	352
Net income	264	213	252	239	250

PER COMMON SHARE
Net income	$.65	$.52	$.62	$.58	$.60
Net income — assuming dilution	.64	.51	.61	.58	.59
Cash dividends paid	.325	.31	.31	.31	.31
Book value at period end	17.58	17.46	17.12	16.77	16.98
Market price:
High	34.07	34.50	32.02	32.27	33.23
Low	31.00	31.35	29.00	28.23	28.63
Close	32.45	33.90	31.60	29.89	30.29
Weighted-average common shares (000)	408,264	408,243	407,187	410,292	416,680
Weighted-average common shares and potential common shares (000)	413,762	413,727	411,575	414,908	421,572

AT PERIOD END
Loans	$68,332	$68,464	$64,981	$64,016	$62,513
Earning assets	78,720	78,879	76,335	74,990	73,269
Total assets	90,263	90,739	88,455	86,221	84,448
Deposits	57,127	57,842	55,843	52,423	49,931
Long-term debt	14,100	14,846	13,444	14,608	15,333
Shareholders’ equity	7,162	7,117	6,946	6,829	6,999

PERFORMANCE RATIOS
Return on average total assets	1.18%	.95%	1.16%	1.13%	1.19%
Return on average equity	15.09	11.99	14.62	13.97	14.47
Net interest margin (taxable equivalent)	3.66	3.64	3.61	3.57	3.74

CAPITAL RATIOS AT PERIOD END
Equity to assets	7.93%	7.84%	7.85%	7.92%	8.29%
Tangible equity to tangible assets	6.44	6.35	6.57	6.64	6.98
Tier 1 risk-based capital	7.34	7.22	7.72	7.93	8.10
Total risk-based capital	11.58	11.47	11.67	12.07	12.22
Leverage	7.91	7.96	8.27	8.34	8.45

OTHER DATA
Average full-time equivalent employees	19,571	19,575	19,635	19,514	19,585
KeyCenters	940	935	921	902	903

Line of Business Results

This section summarizes the financial performance and related strategic developments of each of Key’s two major business groups: Consumer Banking, and Corporate and Investment Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 11. Note 4 includes a brief description of the products and services offered by each of the two major business groups, more detailed financial information pertaining to the groups and their respective lines of business, and explanations of “Other Segments” and “Reconciling Items.”

Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three-month periods ended March 31, 2005 and 2004. Key’s line of business results for all periods presented reflect a new organizational structure that took effect earlier this year. For a description of this change, see Note 4.

Figure 2. Major Business Groups — Taxable-Equivalent Revenue and Net Income

	Three months ended March 31,			Change
dollars in millions	2005		2004	Amount	Percent

Revenue (taxable equivalent)
Consumer Banking	$727		$717	$10	1.4%
Corporate and Investment Banking	454		407	47	11.5
Other Segments	12		4	8	200.0

Total segments	1,193		1,128	65	5.8
Reconciling items	(17)		(12)	(5)	(41.7)

Total	$1,176		$1,116	$60	5.4%

Net income (loss)
Consumer Banking	$131		$124	$7	5.6%
Corporate and Investment Banking	148		119	29	24.4
Other Segments	13		9	4	44.4

Total segments	292		252	40	15.9
Reconciling items	(28)	[a]	(2)	(26)	N/M

Total	$264		$250	$14	5.6%

(a)	Includes a $30 million ($19 million after tax) charge to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis and a $20 million ($12 million after tax) contribution to the KeyCorp Foundation to fund future contributions.

N/M = Not Meaningful

Consumer Banking

As shown in Figure 3, net income for Consumer Banking was $131 million for the first quarter of 2005, up from $124 million for the year-ago quarter. The increase was attributable to a significant reduction in the provision for loan losses and growth in net interest income. The positive effects of these factors were offset in part by an increase in noninterest expense.

The provision for loan losses decreased by $22 million, or 36%, as a result of improved asset quality in both the Retail Banking and Small Business units within the Community Banking line of business, and management’s 2004 decision to sell the broker-originated home equity and indirect automobile loan portfolios within the Consumer Finance line.

Taxable-equivalent net interest income increased by $11 million, or 2%, from the first quarter of 2004, due largely to growth in average core deposits and a more favorable interest rate spread on deposits.

Noninterest income was essentially unchanged. The positive effects of a decrease in net losses incurred on the residual values of leased vehicles, along with increases in electronic banking fees, and income from dealer trading and derivatives, were offset by declines in service charges on deposit accounts, and net gains from loan securitizations and sales. During the first quarter, a $19 million gain resulting from the sale of the prime indirect automobile loan portfolio was offset in part by a $9 million impairment charge taken in the education lending business.

Noninterest expense rose by $21 million, or 5%, due primarily to higher costs associated with personnel, loan servicing, computer processing and various indirect charges.

Figure 3. Consumer Banking

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Summary of operations
Net interest income (TE)	$498	$487	$11	2.3%
Noninterest income	229	230	(1)	(.4)

Total revenue (TE)	727	717	10	1.4
Provision for loan losses	39	61	(22)	(36.1)
Noninterest expense	478	457	21	4.6

Income before income taxes (TE)	210	199	11	5.5
Allocated income taxes and TE adjustments	79	75	4	5.3

Net income	$131	$124	$7	5.6%

Percent of consolidated net income	50%	50%	N/A	N/A

Average balances
Loans	$33,358	$34,134	$(776)	(2.3)%
Total assets	36,970	37,315	(345)	(.9)
Deposits	41,063	38,929	2,134	5.5

TE = Taxable Equivalent, N/A = Not Applicable

Additional Consumer Banking Data

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Average deposits outstanding
Noninterest-bearing	$6,607	$6,245	$362	5.8%
Money market and other savings	20,290	18,230	2,060	11.3
Time	14,166	14,454	(288)	(2.0)

Total deposits	$41,063	$38,929	$2,134	5.5%

Home equity loans
Community Banking
Average balance	$10,475	$9,880
Average loan-to-value ratio	72%	72%
Percent first lien positions	61	59
National Home Equity
Average balance	$3,504	$5,067
Average loan-to-value ratio	66%	73%
Percent first lien positions	69	79

Other data
On-line households / household penetration	581,737/47%	501,235/41%
KeyCenters	940	903
Automated teller machines	2,211	2,172

Corporate and Investment Banking

As shown in Figure 4, net income for Corporate and Investment Banking was $148 million for the first quarter of 2005, up from $119 million for the same period last year. Increases in both net interest income and noninterest income, along with a significant reduction in the provision for loan losses drove the improvement and more than offset an increase in noninterest expense.

Taxable-equivalent net interest income increased by $38 million, or 15%, from the first quarter of 2004, due primarily to strong growth in average loans and leases, and deposits. Average loans and leases rose by $7.0 billion, or 25%, reflecting improvements in each of the primary lines of business. The increase in lease financing receivables in the Key Equipment Finance line was bolstered by the acquisition of American Express Business Finance Corporation during the fourth quarter of 2004.

Noninterest income rose by $9 million, or 6%, due largely to increases in income from investment banking and capital markets activities, and non-yield-related loan fees.

The provision for loan losses decreased by $15 million, or 75%, reflecting improved asset quality in the Corporate Banking and Key Equipment Finance lines of business.

Noninterest expense rose by $15 million, or 8%, due primarily to an increase in personnel expense, reflecting expansion of the business and improved profitability.

Figure 4. Corporate and Investment Banking

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Summary of operations
Net interest income (TE)	$284	$246	$38	15.4%
Noninterest income	170	161	9	5.6

Total revenue (TE)	454	407	47	11.5
Provision for loan losses	5	20	(15)	(75.0)
Noninterest expense	212	197	15	7.6

Income before income taxes (TE)	237	190	47	24.7
Allocated income taxes and TE adjustments	89	71	18	25.4

Net income	$148	$119	$29	24.4%

Percent of consolidated net income	56%	48%	N/A	N/A

Average balances
Loans	$34,920	$27,964	$6,956	24.9%
Total assets	39,835	33,186	6,649	20.0
Deposits	8,781	7,478	1,303	17.4

TE = Taxable Equivalent, N/A = Not Applicable

Additional Corporate and Investment Banking Data	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Average lease financing receivables managed by Key Equipment Finance[a]
Receivables held in Key Equipment Finance portfolio	$8,575	$6,493	$2,082	32.1%
Receivables assigned to other lines of business	2,239	2,043	196	9.6

Total lease financing receivables managed	$10,814	$8,536	$2,278	26.7%

(a)	Includes lease financing receivables held in portfolio and those assigned to other lines of business (primarily Corporate Banking) if those businesses are principally responsible for maintaining the relationship with the client.

Other Segments

Other segments consist primarily of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $13 million for the first quarter of 2005, compared with net income of $9 million for the same period last year.

Results of Operations

Net interest income

Key’s principal source of earnings is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:

♦	the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

♦	the use of derivative instruments to manage interest rate risk;

♦	market interest rate fluctuations; and

♦	asset quality.

To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), we present net interest income in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable and at the same rate). For example, $100 of tax-exempt income would be presented as $154, an amount that — if taxed at the statutory federal income tax rate of 35% — would yield $100.

Figure 5, which spans pages 41 and 42, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

Taxable-equivalent net interest income for the first quarter of 2005 was $722 million, representing a $37 million, or 5%, increase from the year-ago quarter. The positive effect of an increase in average earning assets, due primarily to growth in all major components of the commercial loan portfolio, more than offset the effect of a lower net interest margin, which decreased 8 basis points to 3.66%. A basis point is equal to one one-hundredth of a percentage point, meaning 8 basis points equals .08%. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets and annualizing the result.

The decline in the net interest margin from the first quarter of 2004 reflects the effects of actions taken during the first half of last year to reposition Key’s balance sheet in anticipation of rising interest rates, and our decision to allow interest rate swaps to mature without replacing them. In addition, Key exited certain assets that had higher yields and credit costs, which did not fit its relationship banking strategy.

Average earning assets for the first quarter of 2005 totaled $79.2 billion, which was $5.8 billion, or 8%, higher than the first quarter 2004 level, as the growth in commercial lending more than offset the decline in consumer loans. The decline in consumer loans was due to loan sales and management’s efforts to exit certain credit-only relationship portfolios.

Since December 31, 2003, the growth and composition of Key’s loan portfolio has been affected by the following actions:

♦	During the fourth quarter of 2004, Key acquired EverTrust, in Everett, Washington with a loan portfolio (primarily commercial real estate loans) of approximately $685 million at the date of acquisition. In the same quarter, Key acquired AEBF with a commercial lease financing portfolio of approximately $1.5 billion.

♦	Key sold commercial mortgage loans of $389 million during the first quarter of 2005 and $2.1 billion during all of 2004. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales), Key established and has maintained a loss reserve of an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 26.

♦	Key sold education loans of $208 million ($106 million through securitizations) during the first three months of 2005 and $1.3 billion ($1.1 billion through securitizations) during all of 2004. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

♦	Key sold other loans (primarily home equity and indirect consumer loans) totaling $1.1 billion during the first quarter of 2005 and $2.9 billion during all of 2004. During the first quarter of 2005, Key completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, Key completed the sale of the nonprime segment. During the fourth quarter of 2004, Key sold $978 million of broker-originated home equity loans. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates

	First Quarter 2005			Fourth Quarter 2004
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS Loans[a,b]
Commercial, financial and agricultural	$19,796	$238	4.88%	$18,524	$214	4.60%
Real estate — commercial mortgage	7,602	108	5.74	7,361	99	5.38
Real estate — construction	5,633	81	5.81	5,291	74	5.53
Commercial lease financing	10,814	166	6.15	9,530	139	5.82

Total commercial loans	43,845	593	5.46	40,706	526	5.15
Real estate — residential	1,449	22	5.99	1,493	23	5.93
Home equity	13,986	213	6.19	14,696	219	5.94
Consumer — direct	1,932	38	7.88	2,007	38	7.62
Consumer — indirect lease financing	77	2	10.26	104	3	10.02
Consumer — indirect other	3,248	52	6.42	5,076	96	7.55

Total consumer loans	20,692	327	6.39	23,376	379	6.45
Loans held for sale	4,281	81	7.64	2,635	33	5.07

Total loans	68,818	1,001	5.87	66,717	938	5.60
Investment securities[a]	70	2	7.41	75	2	8.53
Securities available for sale[c]	7,226	80	4.43	7,233	81	4.48
Short-term investments	1,679	10	2.43	2,100	11	2.00
Other investments[c]	1,423	8	2.25	1,417	9	2.56

Total earning assets	79,216	1,101	5.61	77,542	1,041	5.35
Allowance for loan losses	(1,133)			(1,251)
Accrued income and other assets	12,863			12,950

	$90,946			$89,241

LIABILITIES AND SHAREHOLDERS’ EQUITY NOW and money market deposit accounts	$21,619	55	1.03	$21,591	46	.84
Savings deposits	1,957	1	.24	1,951	1	.23
Certificates of deposit ($100,000 or more)[d]	4,895	44	3.65	4,871	44	3.66
Other time deposits	10,589	76	2.90	10,366	75	2.89
Deposits in foreign office	4,963	30	2.45	3,506	18	1.96

Total interest-bearing deposits	44,023	206	1.90	42,285	184	1.73
Federal funds purchased and securities sold under repurchase agreements	4,475	25	2.24	5,085	23	1.81
Bank notes and other short-term borrowings	2,947	17	2.38	2,793	13	1.79
Long-term debt[d]	14,785	131	3.77	14,119	113	3.36

Total interest-bearing liabilities	66,230	379	2.34	64,282	333	2.08
Noninterest-bearing deposits	11,534			11,804
Accrued expense and other liabilities	6,088			6,088
Shareholders’ equity	7,094			7,067

	$90,946			$89,241

Interest rate spread (TE)			3.27%			3.27%

Net interest income (TE) and net interest margin (TE)		722	3.66%		708	3.64%

TE adjustment[a]		28			26

Net interest income, GAAP basis		$694			$682

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders, for an explanation of fair value hedges.

TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Third Quarter 2004			Second Quarter 2004			First Quarter 2004
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$ 18,088	$198	4.34%	$17,392	$189	4.36%	$17,037	$190	4.50%
6,448	81	4.99	6,071	74	4.94	5,750	72	5.00
4,825	62	5.15	4,716	56	4.79	4,856	58	4.79
8,808	126	5.72	8,729	127	5.83	8,536	127	5.96

38,169	467	4.87	36,908	446	4.86	36,179	447	4.96
1,511	21	5.79	1,568	24	6.09	1,589	25	6.21
14,844	212	5.67	14,631	201	5.53	14,963	210	5.64
2,059	38	7.35	2,058	38	7.41	2,083	40	7.69
144	4	10.07	199	5	9.74	266	6	9.72
5,153	97	7.56	5,137	95	7.39	5,389	105	7.79

23,711	372	6.26	23,593	363	6.17	24,290	386	6.37
2,476	30	4.74	2,602	28	4.28	2,327	23	4.07

64,356	869	5.38	63,103	837	5.33	62,796	856	5.47
79	2	8.65	90	2	8.72	96	2	8.79
6,982	84	4.88	7,130	78	4.37	7,516	88	4.70
2,527	9	1.50	2,384	9	1.44	1,859	9	1.95
1,328	10	2.98	1,167	8	2.79	1,114	8	2.78

75,272	974	5.16	73,874	934	5.07	73,381	963	5.27
(1,270)			(1,237)			(1,378)
12,522			12,678			12,522

$86,524			$85,315			$84,525

$20,454	39	.77	$19,753	33	.67	$18,882	29	.61
1,986	2	.22	2,040	1	.23	2,052	1	.23
4,852	44	3.60	4,727	44	3.77	4,883	46	3.81
10,348	73	2.81	10,591	76	2.87	10,957	80	2.96
3,593	13	1.47	2,635	7	1.05	2,167	5	.97

41,233	171	1.65	39,746	161	1.63	38,941	161	1.67

5,032	17	1.35	4,483	10	.93	4,068	10	.96
2,614	8	1.33	2,512	9	1.43	2,603	12	1.81
13,415	98	3.01	14,465	96	2.74	15,229	95	2.63

62,294	294	1.90	61,206	276	1.82	60,841	278	1.86
11,285			11,010			10,660
6,090			6,220			6,077
6,855			6,879			6,947

$86,524			$85,315			$84,525

		3.26%			3.25%			3.41%

	680	3.61%		658	3.57%		685	3.74%

	22			22			24

	$658			$636			$661

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 48, contains more discussion about changes in earning assets and funding sources.

Figure 6. Components of Net Interest Income Changes

	From three months ended March 31, 2004
	to three months ended March 31, 2005
	Average	Yield/	Net
in millions	Volume	Rate	Change

INTEREST INCOME
Loans	$85	$60	$145
Investment securities	(1)	1	__
Securities available for sale	(3)	(5)	(8)
Short-term investments	(1)	2	1
Other investments	2	(2)	__

Total interest income (taxable equivalent)	82	56	138

INTEREST EXPENSE
NOW and money market deposit accounts	5	21	26
Certificates of deposit ($100,000 or more)	__	(2)	(2)
Other time deposits	(3)	(1)	(4)
Deposits in foreign office	11	14	25

Total interest-bearing deposits	13	32	45
Federal funds purchased and securities sold under repurchase agreements	1	14	15
Bank notes and other short-term borrowings	2	3	5
Long-term debt	(3)	39	36

Total interest expense	13	88	101

Net interest income (taxable equivalent)	$69	$(32)	$37

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

Noninterest income

Noninterest income for the first quarter of 2005 was $454 million, up $23 million, or 5%, from the same period last year.

As shown in Figure 7, the principal driver of the increase was income from investment banking and capital markets activities, which grew by $21 million, due to higher revenue from dealer trading and derivatives. Noninterest income also benefited from a $7 million increase in letter of credit and loan fees, and a $7 million increase in net gains on the residual values of leased vehicles and equipment (included in “miscellaneous income”). These positive results were offset in part by a $14 million reduction in service charges on deposit accounts.

Figure 7. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Trust and investment services income	$138	$145	$(7)	(4.8)%
Service charges on deposit accounts	70	84	(14)	(16.7)
Investment banking and capital markets income	67	46	21	45.7
Letter of credit and loan fees	40	33	7	21.2
Corporate-owned life insurance income	28	27	1	3.7
Electronic banking fees	22	18	4	22.2
Net gains from loan securitizations and sales	19	25	(6)	(24.0)
Net securities losses	(6)	—	(6)	N/M
Other income:
Insurance income	11	11	—	—
Loan securitization servicing fees	5	1	4	400.0
Credit card fees	3	3	—	—
Miscellaneous income	57	38	19	50.0

Total other income	76	53	23	43.4

Total noninterest income	$454	$431	$23	5.3%

N/M = Not Meaningful

The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.

Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8.

Figure 8. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Brokerage commissions and fee income	$63	$70	$(7)	(10.0)%
Personal asset management and custody fees	38	40	(2)	(5.0)
Institutional asset management and custody fees	37	35	2	5.7

Total trust and investment services income	$138	$145	$(7)	(4.8)%

The decrease in trust and investment services income from the first quarter of 2004 was attributable to a slowdown in brokerage activities, as the level of total fees generated by asset management and custody services was essentially unchanged.

A significant portion of Key’s trust and investment services income depends on the value of assets under management. At March 31, 2005, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $76.3 billion, representing a 10% increase from $69.4 billion at March 31, 2004. As can be determined from Figure 9, more than 60% of the increase was attributable to Key’s securities lending business. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is then shared with the client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk inherent in the business) than other types of assets under management.

Figure 9. Assets Under Management

	2005	2004
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$34,374	$34,788	$32,431	$32,299	$31,898
Fixed income	12,754	12,885	12,514	11,638	11,265
Money market	9,857	10,802	10,748	10,966	11,262
Securities lending	19,349	16,082	15,540	15,097	14,973

Total	$76,334	$74,557	$71,233	$70,000	$69,398

Proprietary mutual funds included in assets under management:
Equity	$3,770	$3,651	$3,408	$3,426	$3,327
Fixed income	767	827	860	866	970
Money market	8,174	9,103	9,050	9,275	9,397

Total	$12,711	$13,581	$13,318	$13,567	$13,694

Service charges on deposit accounts. The decrease in service charges on deposit accounts was due primarily to a reduction in the level of overdraft and maintenance fees charged to clients. The decline in overdraft fees reflects enhanced capabilities such as “real time” posting that allow clients to better manage their accounts. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products or pay for services with compensating balances.

Investment banking and capital markets income. As shown in Figure 10, the increase in income from investment banking and capital markets activities was due to improved results from dealer trading and derivatives. Of the $21 million improvement in this revenue component, $11 million represented derivative income recorded during the first quarter of 2005 in connection with the anticipated sale of the indirect automobile loan portfolio. The planned sale of this portfolio, completed in April 2005 with the sale of the nonprime portfolio, was part of a strategy announced last quarter to improve Key’s risk profile and business mix.

Figure 10. Investment Banking and Capital Markets Income

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Investment banking income	$17	$22	$(5)	(22.7)%
Net gains from principal investing	12	10	2	20.0
Foreign exchange income	13	12	1	8.3
Dealer trading and derivatives income (loss)	16	(5)	21	N/M
Income from other investments	9	7	2	28.6

Total investment banking and capital markets income	$67	$46	$21	45.7%

N/M = Not Meaningful

Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. Principal investments consist of direct and indirect investments in predominantly privately held companies and are carried on the balance sheet at fair value ($817 million at March 31, 2005, and $773 million at March 31, 2004). Thus, the net gains presented in Figure 10 stem from changes in estimated fair values as well as actual gains and losses on sales of principal investments.

Letter of credit and loan fees. The increase in non-yield-related loan fees was due primarily to higher syndication, origination and commitment fees generated by the Corporate Banking and KeyBank Real Estate Capital lines of business. These improved results reflect the stronger demand for commercial loans and a more disciplined approach to pricing, which considers overall customer relationships.

Net gains from loan securitizations and sales. During the first quarter of 2005, Key completed the sale of the prime segment of its indirect automobile loan portfolio, resulting in a gain of $19 million. However, compared with the first quarter of 2004, net gains from loan securitizations and sales decreased by $6 million, due in part to a $9 million impairment charge in the education lending business recorded in the current year.

Noninterest expense

Noninterest expense for the first quarter of 2005 was $731 million, compared with $659 million for the first quarter of 2004.

During the first quarter of 2005, the Securities and Exchange Commission (“SEC”) issued interpretive guidance, applicable to all publicly held companies, related to the accounting for operating leases. As a result of this guidance, Key recorded a net occupancy charge of $30 million to adjust the accounting for rental expense associated with such leases from an escalating to a straight-line basis. Excluding this catch-up adjustment, noninterest expense was $701 million, representing a $42 million, or 6%, increase from the same period last year.

As shown in Figure 11, personnel expense rose by $17 million. Nonpersonnel expense (excluding the $30 million charge) grew by $25 million, with the single largest factor being a $20 million contribution (included in “miscellaneous expense”) to the KeyCorp Foundation to fund future contributions.

Figure 11. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Personnel	$390	$373	$17	4.6%
Net occupancy	91	58	33	56.9
Computer processing	51	44	7	15.9
Equipment	28	31	(3)	(9.7)
Professional fees	28	25	3	12.0
Marketing	25	23	2	8.7
Other expense:
Postage and delivery	13	13	—	—
Telecommunications	7	7	—	—
Franchise and business taxes	8	(1)	9	N/M
OREO expense, net	2	4	(2)	(50.0)
Miscellaneous expense	88	82	6	7.3

Total other expense	118	105	13	12.4

Total noninterest expense	$731	$659	$72	10.9%

Average full-time equivalent employees	19,571	19,585	(14)	(.1)%

N/M = Not Meaningful

The following discussion explains the composition of certain components of Key’s noninterest expense and the factors that caused those components to change.

Personnel. As shown in Figure 12, personnel expense, the largest category of Key’s noninterest expense, rose by $17 million, or 5%, from the first three months of 2004, reflecting increases in all personnel expense components with the exception of incentive compensation.

Figure 12. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2005	2004	Amount	Percent

Salaries	$218	$209	$9	4.3%
Incentive compensation	80	85	(5)	(5.9)
Employee benefits	75	71	4	5.6
Stock-based compensation	11	7	4	57.1
Severance	6	1	5	500.0

Total personnel expense	$390	$373	$17	4.6%

For the first quarter of 2005, the average number of full-time equivalent employees was 19,571, compared with 19,575 for the fourth quarter of 2004 and 19,585 for the year-ago quarter.

Franchise and business taxes. The increase in franchise and business taxes shown in Figure 11 was largely the result of a $7 million adjustment recorded in the year-ago quarter to reverse certain business taxes that had been overaccrued.

Income taxes

The provision for income taxes was $109 million for the first quarter of 2005, compared with $102 million for the comparable period in 2004. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 29.2% for the first quarter of 2005, compared with 29.0% for the year-ago quarter.

The effective tax rates for both the current and prior year are substantially below Key’s combined federal and state tax rate of 37.5%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, and credits associated with investments in low-income housing projects. In addition, a lower tax rate is applied to portions of the equipment lease portfolio that are managed by a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this foreign subsidiary overseas, no deferred income taxes are recorded on those earnings in accordance with SFAS No 109, “Accounting for Income Taxes.”

Financial Condition

Loans

At March 31, 2005, total loans outstanding were $68.3 billion, compared with $68.5 billion at December 31, 2004, and $62.5 billion at March 31, 2004. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans”) on page 17. The growth in our loans over the past twelve months was attributable largely to the stronger demand for commercial loans in an improving economy. In addition, commercial loan growth was bolstered by the acquisitions of EverTrust and AEBF during the fourth quarter of 2004. The growth of the total loan portfolio was moderated by two primary factors:

w	Loan sales completed to improve the profitability or risk profile of the overall portfolio, or to accommodate our asset/liability management needs. These transactions included the first quarter 2005 sale of Key’s indirect prime automobile loan portfolio and the fourth quarter 2004 sale of Key’s broker-originated home equity loan portfolio, both of which were a result of our decision to exit these businesses; and

w	Weak commercial loan demand during the first half of 2004.

Over the past several years, we have used alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, several acquisitions have improved our ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.

Commercial loan portfolio. Commercial loans outstanding increased by $7.9 billion, or 22%, from one year ago. Over the past year, all major segments of the commercial loan portfolio experienced growth, reflecting improvement in the economy. In addition, acquisitions added an aggregate $2.2 billion to outstanding balances, primarily in the commercial mortgage and lease financing portfolios. The growth in the commercial loan portfolio was broad-based and spread among a number of industry sectors.

Equipment lease financing is a specialty business in which Key believes it has both the scale and array of products to compete on a world-wide basis. This business showed strong growth during the past twelve months and benefited from the fourth quarter 2004 acquisition of AEBF, the equipment leasing unit of American Express’ small business division. This acquisition added approximately $1.5 billion of receivables to Key’s commercial lease financing portfolio.

Commercial real estate loans related to both owner and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At March 31, 2005, Key’s commercial real estate portfolio included mortgage loans of $7.7 billion and construction loans of $5.8 billion. The average size of a mortgage loan was $.7 million and the largest mortgage loan had a balance of $64 million. The average size of a construction loan commitment was $6 million. The largest construction loan commitment was $111 million with no outstanding balance.

Key conducts its commercial real estate lending business through two primary sources: a thirteen-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. The KeyBank Real Estate Capital line of business deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 59% of Key’s total average commercial real estate loans during the first quarter of 2005. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 13, is diversified by both industry type and geography.

Figure 13. Commercial Real Estate Loans

March 31, 2005	Geographic Region				Percent of
dollars in millions	East	Midwest	Central	West	Total	Total

Nonowner-occupied:
Multi-family properties	$486	$637	$550	$717	$2,390	17.7%
Residential properties	335	151	216	505	1,207	8.9
Retail properties	103	676	169	126	1,074	8.0
Office buildings	149	99	105	206	559	4.1
Warehouses	156	156	69	97	478	3.5
Health facility	9	2	35	24	70	.5
Hotels/Motels	11	33	1	9	54	.4
Manufacturing facilities	7	24	6	13	50	.4
Other	508	414	92	270	1,284	9.5

	1,764	2,192	1,243	1,967	7,166	53.0
Owner-occupied	1,414	2,340	659	1,953	6,366	47.0

Total	$3,178	$4,532	$1,902	$3,920	$13,532	100.0%

Nonowner-occupied:
Nonperforming loans	—	$6	—	—	$6	N/M
Accruing loans past due 90 days or more	$1	5	—	—	6	N/M
Accruing loans past due 30 through 89 days	30	9	$36	$8	83	N/M

N/M = Not Meaningful

Consumer loan portfolio. As shown in Note 6, consumer loans outstanding decreased by $3.2 billion, or 13%, from one year ago. The decline was due primarily to two factors. In December 2004, we reclassified $1.7 billion of indirect automobile loans to held-for-sale status in anticipation of their sale. During the first quarter, we completed the sale of the prime segment of this portfolio. (In April 2005, we sold the nonprime segment). In addition, since March 31, 2004, we sold $1.1 billion of broker-originated home equity loans within the Key Home Equity Services division. The majority of these loans were sold during the fourth quarter as a result of our decision to exit this business. The actions taken to sell the loans in these portfolios are part of our strategy for improving Key’s returns and achieving desired interest rate and credit risk profiles.

During the same period, residential real estate loans decreased because most of the new loans originated by Key over the past twelve months were originated for sale. The overall decline in consumer loans was offset in part by growth in home equity loans generated by the Community Banking line of business discussed below.

Excluding loan sales, acquisitions and the reclassification of the indirect automobile loan portfolio to held-for-sale status, consumer loans would have increased only slightly during the past twelve months.

The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Community Banking line of business (75% of the home equity portfolio at March 31, 2005) and the National Home Equity unit within our Consumer Finance line of business.

The National Home Equity unit has two components: Champion Mortgage Company, a home equity finance company, and Key Home Equity Services, which purchases individual loans from an extensive network of correspondents and agents. As discussed above, in the fourth quarter of 2004, we sold $978 million of broker-originated loans within the Key Home Equity Services division as a result of our decision to exit this business.

Figure 14 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 14. Home Equity Loans

	2005	2004
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF LOANS OUTSTANDING AT PERIOD END
Community Banking	$10,416	$10,554	$10,472	$10,249	$9,990

Champion Mortgage Company	2,869	2,866	2,882	2,879	2,842
Key Home Equity Services division	651	642	1,596	1,625	1,651

National Home Equity unit	3,520	3,508	4,478	4,504	4,493

Total	$13,936	$14,062	$14,950	$14,753	$14,483

Nonperforming loans at period end	$76	$80	$149	$151	$161
Net charge-offs for the period	5	24	7	10	16
Yield for the period	6.19%	5.94%	5.67%	5.53%	5.64%

Sales and securitizations. During the past twelve months, Key sold $2.3 billion of commercial real estate loans, $1.4 billion of education loans ($1.2 billion through securitizations), $1.3 billion of indirect consumer loans, $1.2 billion of home equity loans, $397 million of residential real estate loans, and $233 million of commercial loans and leases.

Among the factors that Key considers in determining which loans to sell or securitize are:

w	whether particular lending businesses meet our performance standards or fit with our relationship banking strategy;

w	whether the characteristics of a specific loan portfolio make it conducive to securitization;

w	the relative cost of funds;

w	the level of credit risk; and

w	capital requirements.

Figure 15 summarizes Key’s loan sales (including securitizations) for the first three months of 2005 and all of 2004.

Figure 15. Loans Sold

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Indirect	Education	Total

2005
First quarter	$18	$389	—	$98	$31	$992	$208	$1,736

2004
Fourth quarter	$43	$760	—	$99	$1,058	—	$118	$2,078
Third quarter	80	508	—	79	85	—	976	1,728
Second quarter	87	652	$5	121	70	$283	104	1,322
First quarter	130	198	—	61	664	—	138	1,191

Total	$340	$2,118	$5	$360	$1,877	$283	$1,336	$6,319

Figure 16 shows loans that are either administered or serviced by Key, but not recorded on its balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $652 million of the $40.8 billion of loans administered or serviced at March 31, 2005. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 26.

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

Figure 16. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2005	2004	2004	2004	2004

Commercial real estate loans	$35,534	$33,252	$29,098	$27,861	$25,708
Education loans	4,861	4,916	4,978	4,327	4,465
Home equity loans	116	130	147	168	191
Commercial loans	216	210	192	180	174
Commercial lease financing	40	45	—	—	—

Total	$40,767	$38,553	$34,415	$32,536	$30,538

Securities

At March 31, 2005, the securities portfolio totaled $8.6 billion and included $7.1 billion of securities available for sale, $68 million of investment securities and $1.4 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2004, was $8.9 billion, including $7.5 billion of securities available for sale, $71 million of investment securities and $1.4 billion of other investments. The weighted-average maturity of the portfolio was 2.5 years at March 31, 2005, compared with 2.3 years at December 31, 2004.

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

Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (“CMO”) is a debt security that is secured by a pool of mortgages, mortgage-backed securities, U.S. government securities, corporate debt obligations or other bonds. At March 31, 2005, Key had $6.6 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared with $6.7 billion at December 31, 2004, and $7.0 billion at March 31, 2004. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-duration class bonds that are structured to have more predictable cash flows than longer-term class bonds.

Figure 17 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 15.

Figure 17. Securities Available for Sale

					Other
	U.S. Treasury,	States and	Collateralized		Mortgage-		Retained					Weighted
	Agencies and	Political	Mortgage		Backed		Interests in		Other			Average
dollars in millions	Corporations	Subdivisions	Obligations	[a]	Securities	[a]	Securitizations	[a]	Securities	[c]	Total	Yield [b]

MARCH 31, 2005
Remaining maturity:
One year or less	$135	$1	$34		$6		$20		$27		$223	8.13%
After one through five years	17	2	6,260		257		103		108		6,747	4.12
After five through ten years	1	8	20		29		57		4		119	9.84
After ten years	2	9	8		10		—		5		34	6.85

Fair value	$155	$20	$6,322		$302		$180		$144		$7,123	—
Amortized cost	155	20	6,471		298		99		133		7,176	4.35%
Weighted-average yield	2.86%	7.05%	3.75%		5.57%		42.33%		3.54	% b	4.35%	—
Weighted-average maturity	.6 years	11.0 years	2.4 years		3.5 years		5.1 years		4.1 years		2.5 years	—

DECEMBER 31, 2004
Fair value	$227	$22	$6,370		$330		$193		$309		$7,451	—
Amortized cost	227	21	6,460		322		103		298		7,431	4.26%

MARCH 31, 2004
Fair value	$35	$22	$6,577		$425		$183		$221		$7,463	—
Amortized cost	34	22	6,580		410		107		204		7,357	4.58%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost and exclude equity securities of $111 million at March 31, 2005, that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	Includes primarily marketable equity securities.

Investment securities. Securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 18 shows the composition, yields and remaining maturities of these securities.

Figure 18. Investment Securities

	States and			Weighted
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield[a]

MARCH 31, 2005
Remaining maturity:
One year or less	$19	—	$19	9.71%
After one through five years	31	$13	44	7.07
After five through ten years	5	—	5	8.87
After ten years	—	—	—	9.23

Amortized cost	$55	$13	$68	7.92%
Fair value	57	13	70	—
Weighted-average maturity	2.1 years	3.0 years	2.3 years	—

DECEMBER 31, 2004
Amortized cost	$58	$13	$71	8.01%
Fair value	61	13	74	—

MARCH 31, 2004
Amortized cost	$79	$15	$94	8.43%
Fair value	84	15	99	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit __ are carried at fair value, which aggregated $817 million at March 31, 2005, $816 million at December 31, 2004, and $773 million at March 31, 2004. They represent approximately 57% of other investments at March 31, 2005, and include direct and indirect investments predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.

Deposits and other sources of funds

“Core deposits” __ domestic deposits other than certificates of deposit of $100,000 or more __ are Key’s primary source of funding. During the first quarter of 2005, core deposits averaged $45.7 billion, compared with $42.6 billion during the same quarter in 2004 and represented 58% of the funds Key used to support earning assets in both quarters. The composition of Key’s deposits is shown in Figure 5, which spans pages 41 and 42.

The increase in the level of Key’s average core deposits during the past twelve months was due primarily to higher levels of NOW accounts, money market deposit accounts and noninterest-bearing deposits. This growth was slightly offset by a 3% decrease in time deposits. These results reflect client preferences for investments that provide high levels of liquidity in a low interest rate environment. Average noninterest-bearing deposits also increased because we intensified our cross-selling efforts, focused sales and marketing efforts on our free checking products, and collected more escrow deposits associated with the servicing of commercial real estate loans.

Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $17.3 billion in the first quarter of 2005, compared with $13.7 billion during the year-ago quarter. The increase was attributable primarily to a higher level of foreign branch deposits. These purchased funds have grown over the past several quarters due in part to increased funding needs stemming from stronger demand for commercial loans.

We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.

Capital

Shareholders’ equity. Total shareholders’ equity at March 31, 2005, was $7.2 billion, up $45 million from December 31, 2004. Factors contributing to the change in shareholders’ equity during the first three months of 2005 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.

Changes in common shares outstanding. Share repurchases and other activities that caused the change in Key’s outstanding common shares over the past five quarters are shown in Figure 19 below.

Figure 19. Changes in Common Shares Outstanding

in thousands	1Q05	4Q04	3Q04	2Q04	1Q04

Shares outstanding at beginning of period	407,570	405,723	407,243	412,153	416,494
Issuance of shares under employee benefit and dividend reinvestment plans	2,227	1,847	980	1,128	3,659
Repurchase of common shares	(2,500)	—	(2,500)	(6,038)	(8,000)

Shares outstanding at end of period	407,297	407,570	405,723	407,243	412,153

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. Key’s repurchase activity for each of the three months ended March 31, 2005, is summarized in Figure 20.

Figure 20. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of each Month-End [a]

January 1-31, 2005	900	$33.11	900	28,561
February 1-28, 2005	1,600	33.77	1,600	26,961
March 1-31, 2005	—	—	—	26,961

Total	2,500	$33.53	2,500

(a)	In July 2004, the Board of Directors authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from a repurchase program authorized in September 2003. This action brought the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.

At March 31, 2005, Key had 84,591,725 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first three months of 2005, Key reissued 2,227,386 treasury shares.

Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 7.93% at March 31, 2005, and 8.29% at March 31, 2004. Key’s ratio of tangible equity to tangible assets was 6.44% at March 31, 2005, and is within our targeted range of 6.25% to 6.75%. Management believes that Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 74 of Key’s 2004 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2005, Key’s Tier 1 capital ratio was 7.34%, and its total capital ratio was 11.58%.

Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2005, Key had a leverage ratio of 7.91%.

Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank qualified as “well capitalized” at March 31, 2005, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at March 31, 2005. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or its affiliate bank.

Figure 21 presents the details of Key’s regulatory capital position at March 31, 2005, December 31, 2004, and March 31, 2004.

Figure 21. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2005	2004	2004

TIER 1 CAPITAL
Common shareholders’ equity[a]	$7,231	$7,143	$6,927
Qualifying capital securities	1,292	1,292	1,292
Less: Goodwill	1,341	1,359	1,150
Other assets[b]	152	132	64

Total Tier 1 capital	7,030	6,944	7,005

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,184	1,205	1,102
Net unrealized gains on equity securities available for sale	3	3	7
Qualifying long-term debt	2,879	2,880	2,462

Total Tier 2 capital	4,066	4,088	3,571

Total risk-based capital	$11,096	$11,032	$10,576

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$73,340	$73,911	$67,622
Risk-weighted off-balance sheet exposure	23,355	23,519	20,540
Less: Goodwill	1,341	1,359	1,150
Other assets[b]	687	649	408
Plus: Market risk-equivalent assets	1,128	733	218

Gross risk-weighted assets	95,795	96,155	86,822
Less: Excess allowance for losses on loans and lending-related commitments	—	—	274

Net risk-weighted assets	$95,795	$96,155	$86,548

AVERAGE QUARTERLY TOTAL ASSETS	$90,946	$89,241	$84,525

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.34%	7.22%	8.10%
Total risk-based capital ratio	11.58	11.47	12.22
Leverage ratio[c]	7.91	7.96	8.45

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b) and deductible portions of nonfinancial equity investments.

Risk Management

Overview

Certain risks are inherent in the business activities conducted by financial services companies. As such, the ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and to maximizing profitability. Management believes that the most significant risks to which Key is exposed are market risk, credit risk, liquidity risk and operational risk. Each type of risk is defined and discussed in greater detail in the remainder of this section.

Key’s Board of Directors (“Board”) has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates adherence to Key’s code of ethics and administers an annual self-assessment process. The Board has established Audit and Finance committees whose appointed members play an integral role in helping the Board meet its risk oversight responsibilities. Those committees meet jointly, as appropriate, to discuss matters that relate to each committee’s responsibilities. The responsibilities of these two committees are summarized on page 35 of Key’s 2004 Annual Report to Shareholders.

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

Interest rate risk management

Key’s Asset/Liability Management Policy Committee (“ALCO”) has developed a program to measure and manage interest rate risk. This senior management committee is also responsible for approving Key’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Key’s sensitivity to changes in interest rates.

Factors contributing to interest rate exposure. Key uses interest rate exposure models to quantify the potential impact that a variety of possible interest rate scenarios may have on earnings and the economic value of equity. The various scenarios estimate the level of Key’s interest rate exposure arising from gap risk, option risk and basis risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 35 of Key’s 2004 Annual Report to Shareholders.

Measurement of short-term interest rate exposure. Key uses a simulation model to measure interest rate risk. The model estimates the impact that various changes in the overall level of market interest rates would have on net interest income over one-and two-year time periods. The results help Key develop strategies for managing exposure to interest rate risk.

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions and judgments. Primary among these for Key are those related to loan and deposit growth, asset and liability prepayments, interest rate variations, product pricing, and on- and off-balance sheet management strategies. Management believes that the assumptions used are reasonable. Nevertheless, simulation modeling produces only a sophisticated estimate, not a precise calculation of exposure.

Key’s risk management guidelines call for preventive measures to be taken if simulation modeling demonstrates that a gradual 200 basis point increase or decrease in short-term rates over the next twelve months, defined as a stressed interest rate scenario, would adversely affect net interest income over the same period by more than 2%. Key is operating within these guidelines.

When an increase in short-term interest rates is expected to generate lower net interest income, the balance sheet is said to be “liability-sensitive,” meaning that rates paid on deposits and other liabilities respond more quickly to market forces than yields on loans and other assets. Conversely, when an increase in short-term interest rates is expected to generate greater net interest income, the balance sheet is said to be “asset-sensitive,” meaning that yields on loans and other assets respond more quickly to market forces than rates paid on deposits and other liabilities. Key has historically maintained a modest liability-sensitive position to increasing interest rates under our “standard” risk assessment. However, since mid-2004, Key has been operating with a slight asset-sensitive position. This change resulted from management’s decision in the fourth quarter of 2003 to move Key to an asset-sensitive position by gradually lowering its liability-sensitivity over a nine to twelve-month period. Management actively monitors the risk of changes in interest rates and takes preventive actions, when deemed necessary, with the objective of assuring that net interest income at risk does not exceed internal guidelines. In addition, since rising rates typically reflect an improving economy, management expects that Key’s lines of business could increase their portfolios of market-rate loans and deposits, which would mitigate the effect of rising rates on Key’s interest expense.

For purposes of simulation modeling, we estimate net interest income starting with current market interest rates, and assume that those rates will not change in future periods. Then we measure the amount of net interest income at risk by gradually increasing or decreasing the Federal Funds target rate by 200 basis points over the next twelve months. At the same time, we adjust other market interest rates, such as U.S. Treasury, LIBOR, and interest rate swap rates, but not as dramatically. These market interest rate assumptions form the basis for our “standard” risk assessment in a stressed period for interest rate changes. We also assess rate risk assuming that market interest rates move faster or slower, and that the magnitude of change results in “steeper” or “flatter” yield curves. The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.

In addition to modeling interest rates as described above, Key models the balance sheet in three distinct ways to forecast changes over different periods and under different conditions. Our initial simulation of net interest income assumes that the composition of the balance sheet will not change over the next year. Another simulation, using Key’s “most likely balance sheet,” assumes that the balance sheet will grow at levels consistent with consensus economic forecasts. Finally, we simulate the impact of increasing market interest rates in the second year of a two-year time horizon. The first year of this simulation is identical to the “most likely balance sheet” simulation, except that we assume market interest rates do not change. For more information on the specific assumptions used by Key in each of these simulations, see the section entitled “Measurement of short-term interest rate exposure,” which begins on page 36 of Key’s 2004 Annual Report to Shareholders.

As of March 31, 2005, based on the results of our simulation model using Key’s “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income to increase by approximately .82% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Conversely, if short-term interest rates gradually decrease by 200 basis points over the next twelve months, net interest income would be expected to decrease by approximately 1.05%.

The results of the above scenarios reflect the fact that Key’s balance sheet is currently asset-sensitive to changes in short-term interest rates. Key’s asset sensitive position to a decrease in interest rates stems from the fact that short-term rates were relatively low at March 31, 2005. Consequently, the results of the simulation model reflect management’s assumption that yields on earning assets will decline faster than rates paid on deposits and borrowings. This is particularly true for collateralized mortgage obligations held in the securities available for sale portfolio. When interest rates decrease, prepayments on collateralized mortgage obligations are generally more rapid, resulting in lower reinvestment yields and a higher level of premium amortization. To mitigate the risk of a potentially adverse effect on earnings, management is using interest rate contracts while maintaining the flexibility to lower rates on deposits, if necessary.

The results of the “most likely balance sheet” simulation form the basis for our “standard” risk assessment that is performed monthly and reported to Key’s risk governance committees in accordance with ALCO policy. There are a variety of factors that can influence the results of the simulation. Assumptions we make about loan and deposit growth strongly influence funding, liquidity, and interest rate sensitivity. Figure 26 (“Net Interest Income Volatility”) on page 37 of Key’s 2004 Annual Report to Shareholders illustrates the variability of the simulation results that can arise from changing certain major assumptions.

As of March 31, 2005, based on the results of our model in which we simulate the effect of increasing market interest rates in the second year of a two-year time horizon using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to increase by approximately .96% if short-term interest rates gradually increase by 200 basis points during that year but remain unchanged during the first year. Conversely, if short-term interest rates gradually decrease by 200 basis points in the second year but remain unchanged in the first year, net interest income would be expected to decrease by approximately 1.15% during the second year.

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

We actively manage our interest rate sensitivity through securities, debt issuance and derivatives. Key’s two major business groups conduct activities that generally result in an asset-sensitive position. To compensate, we typically issue floating-rate debt, or fixed-rate debt swapped to floating, so that the rate paid on deposits and borrowings in the aggregate will respond more quickly to market forces. Interest rate swaps are the primary tool we use to modify our interest rate sensitivity and our asset and liability durations. During 2003, management focused on interest rate swap maturities of two years or less to preserve the flexibility of changing from “liability sensitive” to “asset sensitive” in a relatively short period of time. Since September 30, 2003, management has moved toward, then maintained, an “asset sensitive” interest rate risk profile. During 2004, the shift to asset sensitivity reflected maturities, early terminations and a lower volume of new interest rate swaps related to conventional asset/liability management. During the fourth quarter of 2004, we terminated receive fixed interest rate swaps with a notional amount of $3.2 billion in advance of their maturity dates to achieve our desired interest rate sensitivity position. These terminations were completed because the growth of our fixed-rate loans and leases, which was bolstered by the acquisition of AEBF, exceeded the growth in fixed-rate liabilities.

The decision to use interest rate swaps rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 22 shows the maturity structure for all swap positions held for asset/liability management purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 13 (“Derivatives and Hedging Activities”), which begins on page 28.

Figure 22. Portfolio Swaps By Interest Rate Risk Management Strategy

	March 31, 2005					March 31, 2004
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LMa	$3,400	$(5)	.7	3.0%	2.8%	$10,925	$110
Receive fixed/pay variable—conventional debt	6,099	129	6.7	5.3	2.8	5,668	406
Pay fixed/receive variable—conventional debt	1,052	(24)	4.5	2.8	4.6	1,497	(105)
Pay fixed/receive variable—forward starting	—	—	—	—	—	45	—
Foreign currency—conventional debt	2,566	48	4.0	2.9	3.0	1,804	298
Basis swaps[b]	9,800	(4)	.9	2.7	2.6	8,760	(3)
Basis—forward starting[b]	—	—	—	—	—	1,000	—

Total portfolio swaps	$22,917	$144	2.9	3.5%	2.8%	$29,699	$706

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Key’s securities and term debt portfolios are also used to manage interest rate risk. Details regarding these portfolios can be found in the discussion of securities, beginning on page 51, and in Note 5 (“Securities”), which begins on page 15. Collateralized mortgage obligations, the majority of which have relatively short average lives, have been used in conjunction with swaps to manage our interest rate risk position.

Trading portfolio risk management

Key’s trading portfolio is described in Note 13.

Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using historical information, the model estimates the maximum potential one-day loss with 95% probability by comparing the relative change in rates to the current day’s rates and prices. During the first quarter of 2005, Key’s aggregate daily average, minimum and maximum VAR amounts were $3.9 million, $1.3 million and $5.3 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.8 million and $1.7 million, respectively.

VAR modeling is supplemented with other controls that Key uses to mitigate the market risk exposure of the trading portfolio. For example, we adhere to trading limits established by Key’s Financial Markets Committee. At March 31, 2005, the aggregate one-day trading limit set by the committee was $4.4 million. In addition, we have established loss limits and we rely on certain sensitivity measures and stress testing.

Credit risk management

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. It is inherent in the financial services industry and results from extending credit to clients, purchasing securities and entering into financial derivative contracts.

Credit policy, approval and evaluation. Key manages its credit risk exposure through a multi-faceted program. Independent committees approve both retail and commercial credit policies. Once approved, these policies are communicated throughout Key to ensure consistency in our approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation,” which begins on page 39 of Key’s 2004 Annual Report to Shareholders.

Allowance for loan losses. The allowance for loan losses at March 31, 2005, was $1.128 billion, or 1.65% of loans. This compares with $1.306 billion, or 2.09% of loans, at March 31, 2004. The allowance includes $9 million that was specifically allocated for impaired loans of $16 million at March 31, 2005, compared with $48 million that was allocated for impaired loans of $141 million a year ago. For more information about impaired loans, see Note 8 (“Impaired Loans and Other Nonperforming Assets”) on page 19. At March 31, 2005, the allowance for loan losses was 369.84% of nonperforming loans, compared with 222.49% at March 31, 2004.

During the first quarter of 2004, Key reclassified $70 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. Earnings for the first quarter of 2004 and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expense and other liabilities” on the balance sheet. Key establishes the amount of this allowance by analyzing its lending-related commitments at least quarterly, and more often if deemed necessary.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 56 of Key’s 2004 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at March 31, 2005, represents management’s best estimate of the losses inherent in the loan portfolio at that date.

The level of watch credits in the commercial portfolio has been progressively decreasing since the end of 2002. Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits over the past twelve months were middle market and healthcare. These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key’s strategy to limit the concentration of credit risk in any single portfolio.

As shown in Figure 23, the decrease in Key’s allowance for loan losses since March 31, 2004, was attributable to developments in both the commercial and consumer loan portfolios.

s	Credit quality trends in certain commercial loan portfolios have been improving.

s	During the fourth quarter of 2004, we sold Key’s broker-originated home equity loan portfolio and reclassified the indirect automobile loan portfolio to held-for-sale status in anticipation of its sale. The prime segment of this portfolio was sold during the first quarter.

s	During the second quarter of 2004, we sold the indirect recreational vehicle loan portfolio.

During the first quarter of 2005, the allowance for loan losses at December 31, 2004, and March 31, 2004, was reallocated among the various segments of Key’s loan portfolio. This reallocation resulted from a change in the methodology for allocating the allowance established for nonimpaired loans. The process used by management to establish this portion of the allowance is described in Note 1 of Key’s 2004 Annual Report to Shareholders.

Figure 23. Allocation of the Allowance for Loan Losses

	March 31, 2005			December 31, 2004			March 31, 2004
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$552	48.9%	29.0%	$560	49.2%	28.3%	$665	50.9%	27.3%
Real estate — commercial mortgage	42	3.7	11.3	38	3.3	11.0	58	4.4	9.3
Real estate — construction	142	12.6	8.5	146	12.8	8.0	140	10.7	7.6
Commercial lease financing	222	19.7	15.9	226	19.9	15.9	147	11.3	13.9

Total commercial loans	958	84.9	64.7	970	85.2	63.2	1,010	77.3	58.1
Real estate — residential mortgage	8	.7	2.1	9	.8	2.1	4	.3	2.5
Home equity	64	5.7	20.4	64	5.6	20.5	74	5.7	23.2
Consumer — direct	44	3.9	2.7	45	4.0	2.9	58	4.5	3.3
Consumer — indirect lease financing	3	.3	.1	4	.3	.1	7	.5	.4
Consumer — indirect other	26	2.3	4.8	25	2.2	4.8	136	10.4	8.6

Total consumer loans	145	12.9	30.1	147	12.9	30.4	279	21.4	38.0
Loans held for sale	25	2.2	5.2	21	1.9	6.4	17	1.3	3.9

Total	$1,128	100.0%	100.0%	$1,138	100.0%	100.0%	$1,306	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the first quarter of 2005 totaled $54 million, or .32% of average loans. As a percentage of average loans they fell to their lowest level since the fourth quarter of 1995. These results compare with net charge-offs of $111 million, or .71% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 24. The decrease in net charge-offs from the year-ago quarter occurred primarily in the middle market segment of the commercial, financial and agricultural loan portfolio, and in the indirect consumer loan portfolio, due largely to the reclassification of the indirect automobile loan portfolio to held-for-sale status in the fourth quarter.

Figure 24. Summary of Loan Loss Experience

	Three months ended March 31,
dollars in millions	2005	2004

Average loans outstanding during the period	$68,818	$62,796

Allowance for loan losses at beginning of period	$1,138	$1,406
Loans charged off:
Commercial, financial and agricultural	25	52

Real estate — commercial mortgage	3	8
Real estate — construction	5	—

Total commercial real estate loans[a]	8	8
Commercial lease financing	12	10

Total commercial loans	45	70
Real estate — residential mortgage	2	2
Home equity	6	17
Consumer — direct	8	12
Consumer — indirect lease financing	1	3
Consumer — indirect other	16	45

Total consumer loans	33	79

	78	149

Recoveries:
Commercial, financial and agricultural	5	13
Real estate — commercial mortgage	1	1
Commercial lease financing	10	3

Total commercial loans	16	17
Home equity	1	1
Consumer — direct	2	2
Consumer — indirect lease financing	1	1
Consumer — indirect other	4	17

Total consumer loans	8	21

	24	38

Net loans charged off	(54)	(111)
Provision for loan losses	44	81
Reclassification of allowance for credit losses on lending-related commitments [b]	—	(70)

Allowance for loan losses at end of period	$1,128	$1,306

Net loan charge-offs to average loans	.32%	.71%
Allowance for loan losses to period-end loans	1.65	2.09
Allowance for loan losses to nonperforming loans	369.84	222.49

(a)	See Figure 13 on page 49 and the accompanying discussion on page 48 for more information related to Key’s commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 25 shows the composition of Key’s nonperforming assets, which have declined for ten consecutive quarters and are at their lowest level in nearly a decade. These assets totaled $371 million at March 31, 2005, and represented .54% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $670 million, or 1.07%, at March 31, 2004. As shown in Figure 25, improvements in all segments of the commercial loan portfolio and a substantial reduction in home equity loans on nonaccrual status drove the improvement.

At March 31, 2005, our 20 largest nonperforming loans totaled $101 million, representing 33% of total loans on nonperforming status.

The level of Key’s delinquent loans has also experienced a downward trend, due in part to changes in the composition of Key’s consumer loan portfolio that resulted from the fourth quarter 2004 sale of the broker-originated home equity loan portfolio and the first quarter 2005 sale of the prime segment of the indirect automobile loan portfolio. The improvement also reflects a greater emphasis placed on lending secured by real estate.

Figure 25. Summary of Nonperforming Assets and Past Due Loans

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2005	2004	2004	2004	2004

Commercial, financial and agricultural	$51	$43	$61	$114	$191

Real estate — commercial mortgage	36	31	49	61	72
Real estate — construction	5	20	1	1	12

Total commercial real estate loans[a]	41	51	50	62	84
Commercial lease financing	75	84	74	59	84

Total commercial loans	167	178	185	235	359
Real estate — residential mortgage	43	39	36	38	39
Home equity	76	80	149	151	161
Consumer — direct	3	3	4	13	10
Consumer — indirect lease financing	5	1	1	2	2
Consumer — indirect other	11	15	15	15	16

Total consumer loans	138	138	205	219	228

Total nonperforming loans	305	316	390	454	587

OREO	58	53	60	71	76
Allowance for OREO losses	(4)	(4)	(5)	(8)	(5)

OREO, net of allowance	54	49	55	63	71
Other nonperforming assets	12	14	15	23	12

Total nonperforming assets	$371	$379	$460	$540	$670

Accruing loans past due 90 days or more	$79	$122	$139	$114	$127
Accruing loans past due 30 through 89 days	495	491	602	622	559

Nonperforming loans to period-end loans	.45%	.46%	.60%	.71%	.94%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.54	.55	.71	.84	1.07

(a)	See Figure 13 on page 49 and the accompanying discussion on page 48 for more information related to Key’s commercial real estate portfolio.

Credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 26. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 27.

Figure 26. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
March 31, 2005	Total	Loans		% of Loans
dollars in millions	Commitments[a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,101	$3,306	$8	.2%
Services	9,499	3,436	5	.1
Retail trade	5,431	3,268	7	.2
Financial services	4,833	1,468	—	—
Property management	3,612	1,277	2	.2
Public utilities	3,410	330	—	—
Wholesale trade	2,965	1,251	3	.2
Insurance	2,014	100	—	—
Building contractors	1,794	816	5	.6
Communications	1,142	392	—	—
Public administration	1,058	256	—	—
Transportation	975	469	5	1.1
Agriculture/forestry/fishing	939	603	3	.5
Mining	679	194	—	—
Individuals	96	69	—	—
Other	3,205	2,617	13	.5

Total	$51,753	$19,852	$51	.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.

Figure 27. Summary of Changes in Nonperforming Loans

	2005	2004
in millions	First	Fourth	Third	Second	First

Balance at beginning of period	$316	$390	$454	$587	$694
Loans placed on nonaccrual status	69	95	94	68	145
Charge-offs	(54)	(91)	(76)	(104)	(111)
Loans sold, net	(5)	(66)	(35)	(33)	(58)
Payments	(9)	(11)	(32)	(62)	(56)
Transfers to OREO	(12)	—	—	—	(11)
Loans returned to accrual status	—	(1)	(15)	(2)	(16)

Balance at end of period	$305	$316	$390	$454	$587

Liquidity risk management

Key defines “liquidity” as the ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Liquidity management involves maintaining sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions.

Key manages liquidity for all of its affiliates on an integrated basis. This approach considers the unique funding sources available to each entity and the differences in their capabilities to manage through adverse conditions. It also recognizes that the access of all affiliates to money market funding would be similarly affected by adverse market conditions or other events that could negatively affect the level or cost of liquidity. As part of the management process, we have established guidelines or target ranges that relate to the maturities of various types of wholesale borrowings, such as money market funding and term debt. In addition, we assess our needs for future reliance on wholesale borrowings, and then develop strategies to address those needs.

Key’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct (but hypothetical) event would be a downgrade in Key’s public credit rating by a rating agency due to deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of indirect (but hypothetical) events unrelated to Key that could have market-wide consequences would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about Key or the banking industry in general may adversely affect the cost and availability of normal funding sources.

Corporate Treasury performs stress tests to consider the effect that a potential downgrade in our debt ratings could have on our liquidity over various time periods. These debt ratings, which are presented in Figure 28 on page 67, have a direct impact on our cost of funds and our ability to raise funds under normal and adverse conditions. The stress test scenarios also include major disruptions to our funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how we would manage fluctuations on the balance sheet. Several alternatives for enhancing Key’s liquidity are actively managed on a regular basis. These include emphasizing client deposit generation, securitization market alternatives, extending the maturity of wholesale borrowings, loan sales, purchasing deposits from other banks, and meeting periodically to develop relationships with fixed income investors. Key also measures its capacity to borrow using various debt instruments and funding markets. On occasion, Key will guarantee a subsidiary’s obligations in transactions with third parties. Management closely monitors the extension of such guarantees to ensure that Key will retain ample liquidity in the event it must step in to provide financial support. The results of our stress tests indicate that Key can continue to meet its financial obligations and to fund its operations for at least one year following the occurrence of an adverse event.

Key also maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also addresses the assignment of specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at March 31, 2005.

Key monitors its funding sources and measures its capacity to obtain funds in a variety of wholesale funding markets. This is done with the objective of maintaining an appropriate mix of funds considering both cost and availability. We use several tools as described on page 45 of Key’s 2004 Annual Report to Shareholders to actively manage and maintain sufficient liquidity on an ongoing basis.

Key’s largest cash flows relate to both investing and financing activities. Over the past two years, the primary sources of cash from investing activities have been loan sales, and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending, purchases of new securities, and acquisitions completed in 2004.

Over the past two years, the primary sources of cash from financing activities have been the growth in deposits (including eurodollar deposits) and the issuance of long-term debt. During the same period, outlays of cash have been made to repay debt issued in prior periods and to reduce the level of short-term borrowings.

The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the three-month periods ended March 31, 2005 and 2004.

Liquidity for KeyCorp (the “parent company”)

The parent company has sufficient liquidity when it can pay dividends to shareholders, service its debt, and support customary corporate operations and activities (including acquisitions), at a reasonable cost, in a timely manner and without adverse consequences.

A primary tool used by management to assess our parent company liquidity is its net short-term cash position, which measures our ability to fund debt maturing in twelve months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.

The parent has met its liquidity requirements principally through regular dividends from KBNA. Federal banking law limits the amount of capital distributions that a bank can make to its holding company without prior regulatory approval. A national bank’s dividend paying capacity is affected by several factors, including net profits (as defined by statute) for the two previous calendar years and for the current year up to the date of dividend declaration.

During the first three months of 2005, KBNA paid the parent a total of $200 million in dividends and nonbank subsidiaries paid a total of $75 million in dividends. As of the close of business on March 31, 2005, KBNA had an additional $675 million available to pay dividends to the parent company without prior regulatory approval and without affecting its status as “well-capitalized” under the FDIC-defined capital categories. The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At March 31, 2005, the parent company held $943 million in short-term investments, which management projected to be sufficient to meet the parent’s debt repayment obligations over a period of approximately fourteen months.

Additional sources of liquidity

Management has implemented several programs that enable the parent company and KBNA to raise money in the public and private markets when necessary. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.

Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first quarter of 2005, there were $550 million of notes issued under this program. These notes have original maturities in excess of one year and are included in “long-term debt.” At March 31, 2005, $14.9 billion was available for future issuance.

Euro note program. Under Key’s euro note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and foreign currencies. There were $666 million of notes issued under this program during the first three months of 2005. At March 31, 2005, $6.3 billion was available for future issuance.

KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for issuance of medium-term notes. At March 31, 2005, unused capacity under the parent’s shelf registration statement totaled $2.9 billion.

Commercial paper and revolving credit. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of March 31, 2005, there were no borrowings outstanding under the commercial paper program.

Key has a separate commercial paper program that provides funding availability of up to $1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of March 31, 2005, borrowings outstanding under this commercial paper program totaled $763 million in Canadian currency and $55 million in U.S. currency (equivalent to $68 million in Canadian currency).

Key’s debt ratings are shown in Figure 28. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.

Figure 28. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
March 31, 2005	Borrowings	Debt	Debt	Securities

KeyCorp (the parent company)
Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service[a]	R-1 (middle)	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.

N/A=Not Applicable

On April 26, 2005, Moody’s Investors Service placed the long-term and short-term ratings of KeyCorp and the long-term ratings of KBNA and KeyCorp’s other subsidiaries under review for possible downgrade.

Operational risk management

Key, like all businesses, is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events, including legal proceedings. Resulting losses could take the form of explicit charges, increased operational costs, harm to Key’s reputation or forgone opportunities. Key seeks to mitigate operational risk through a system of internal controls that are designed to keep operational risks at appropriate levels. For more information on Key’s efforts to monitor and manage its operational risk, see page 46 of Key’s 2004 Annual Report to Shareholders.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information presented in the Market Risk Management section, which begins on page 56 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 12 (“Contingent Liabilities and Guarantees”), which begins on page 23 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information presented in the “Capital” section of the Management’s Discussion & Analysis in Figure 20 on page 54 is incorporated herein by reference.

Item 6. Exhibits

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

KEYCORP
(Registrant)
Date: May 4, 2005	/s/ Lee Irving
	By:	Lee Irving
Executive Vice President and Chief Accounting Officer