Form 10-Q
period 2005-06-30
KEYCORP /NEW/
filed 2005-08-04
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑   No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	409,307,404 Shares

(Title of class)	(Outstanding at July 29, 2005)

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
dollars in millions	2005	2004	2004

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,968	$2,454	$2,313
Short-term investments	1,845	1,472	2,639
Securities available for sale	7,271	7,451	7,023
Investment securities (fair value: $61, $74 and $85)	59	71	81
Other investments	1,409	1,421	1,231
Loans, net of unearned income of $2,157, $2,227 and $2,009	67,964	67,725	63,390
Less: Allowance for loan losses	1,100	1,138	1,276

Net loans	66,864	66,587	62,114
Premises and equipment	576	603	600
Goodwill	1,342	1,359	1,150
Other intangible assets	101	87	31
Corporate-owned life insurance	2,639	2,608	2,550
Accrued income and other assets	5,941	6,634	6,499

Total assets	$91,015	$90,747	$86,231

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$22,071	$21,748	$19,956
Savings deposits	2,022	1,970	2,014
Certificates of deposit ($100,000 or more)	5,094	4,697	4,630
Other time deposits	10,794	10,435	10,342

Total interest-bearing	39,981	38,850	36,942
Noninterest-bearing	12,158	11,581	10,940
Deposits in foreign office — interest-bearing	5,924	7,411	4,541

Total deposits	58,063	57,842	52,423
Federal funds purchased and securities sold under repurchase agreements	2,824	2,145	3,794
Bank notes and other short-term borrowings	3,315	2,515	2,598
Accrued expense and other liabilities	5,873	6,282	5,979
Long-term debt	13,588	14,846	14,608

Total liabilities	83,663	83,630	79,402
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,504	1,491	1,469
Retained earnings	7,574	7,284	7,072
Treasury stock, at cost (83,657,893, 84,319,111 and 84,646,118 shares)	(2,132)	(2,128)	(2,121)
Accumulated other comprehensive loss	(86)	(22)	(83)

Total shareholders’ equity	7,352	7,117	6,829

Total liabilities and shareholders’ equity	$91,015	$90,747	$86,231

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2005	2004	2005	2004

INTEREST INCOME
Loans	$999	$809	$1,965	$1,634
Investment securities	1	1	2	2
Securities available for sale	80	78	160	166
Short-term investments	12	9	22	18
Other investments	24	8	32	16

Total interest income	1,116	905	2,181	1,836

INTEREST EXPENSE
Deposits	238	161	444	322
Federal funds purchased and securities sold under repurchase agreements	25	10	50	20
Bank notes and other short-term borrowings	19	9	36	21
Long-term debt	141	96	272	191

Total interest expense	423	276	802	554

NET INTEREST INCOME	693	629	1,379	1,282
Provision for loan losses	20	74	64	155

Net interest income after provision for loan losses	673	555	1,315	1,127

NONINTEREST INCOME
Trust and investment services income	135	141	273	286
Service charges on deposit accounts	76	86	146	170
Investment banking and capital markets income	52	73	119	119
Letter of credit and loan fees	47	37	87	70
Corporate-owned life insurance income	24	25	52	52
Electronic banking fees	24	22	46	40
Net gains from loan securitizations and sales	10	1	29	26
Net securities gains (losses)	1	7	(5)	7
Other income	117	99	239	198

Total noninterest income	486	491	986	968

NONINTEREST EXPENSE
Personnel	386	371	776	744
Net occupancy	55	61	146	119
Computer processing	50	48	101	92
Equipment	28	30	56	61
Professional fees	30	29	58	54
Marketing	34	30	59	53
Other expense	170	148	326	291

Total noninterest expense	753	717	1,522	1,414

INCOME BEFORE INCOME TAXES	406	329	779	681
Income taxes	115	90	224	192

NET INCOME	$291	$239	$555	$489

Per common share:
Net income	$.71	$.58	$1.36	$1.18
Net income — assuming dilution	.70	.58	1.34	1.17
Weighted-average common shares outstanding (000)	408,754	410,292	408,510	413,486
Weighted-average common shares and potential common shares outstanding (000)	414,309	414,908	414,037	418,240

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2003	416,494	$492	$1,448	$6,838	$(1,801)	$(8)
Net income				489			$489
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($24) [a]						(41)	(41)
Net unrealized losses on derivative financial instruments, net of income taxes of ($20)						(35)	(35)
Foreign currency translation adjustments						1	1

Total comprehensive income							$414

Deferred compensation			10
Cash dividends declared on common shares ($.62 per share)				(255)
Issuance of common shares under employee benefit and dividend reinvestment plans	4,787		11		116
Repurchase of common shares	(14,038)				(436)

BALANCE AT JUNE 30, 2004	407,243	$492	$1,469	$7,072	$(2,121)	$(83)

BALANCE AT DECEMBER 31, 2004	407,570	$492	$1,491	$7,284	$(2,128)	$(22)
Net income				555			$555
Other comprehensive losses:
Net unrealized losses on securities available for sale, net of income taxes of ($8) [a]						(16)	(16)
Net unrealized losses on derivative financial instruments, net of income taxes of ($8)						(14)	(14)
Foreign currency translation adjustments						(33)	(33)
Minimum pension liability adjustment, net of income taxes of ($1)						(1)	(1)

Total comprehensive income							$491

Deferred compensation			26
Cash dividends declared on common shares ($.65 per share)				(265)
Issuance of common shares under employee benefit and dividend reinvestment plans	3,161		(13)		80
Repurchase of common shares	(2,500)				(84)

BALANCE AT JUNE 30, 2005	408,231	$492	$1,504	$7,574	$(2,132)	$(86)

(a) Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flow (Unaudited)

	Six months ended June 30,
in millions	2005	2004

OPERATING ACTIVITIES
Net income	$555	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	64	155
Depreciation expense and software amortization	174	176
Net securities (gains) losses	5	(7)
Net gains from principal investing	(13)	(29)
Net gains from loan securitizations and sales	(29)	(26)
Deferred income taxes	48	82
Net increase in mortgage loans held for sale	(233)	(219)
Net (increase) decrease in trading account assets	114	(453)
Other operating activities, net	(411)	(320)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	274	(152)
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	(7)	—
Net increase in other short-term investments	(487)	(582)
Purchases of securities available for sale	(1,466)	(911)
Proceeds from sales of securities available for sale	57	33
Proceeds from prepayments and maturities of securities available for sale	1,547	1,425
Proceeds from prepayments and maturities of investment securities	12	16
Purchases of other investments	(209)	(252)
Proceeds from sales of other investments	168	78
Proceeds from prepayments and maturities of other investments	43	58
Net increase in loans, excluding acquisitions, sales and divestitures	(2,166)	(3,807)
Purchases of loans	(11)	(33)
Proceeds from loan securitizations and sales	2,061	2,501
Purchases of premises and equipment	(27)	(50)
Proceeds from sales of premises and equipment	7	4
Proceeds from sales of other real estate owned	47	35

NET CASH USED IN INVESTING ACTIVITIES	(431)	(1,485)
FINANCING ACTIVITIES
Net increase in deposits	227	1,588
Net increase in short-term borrowings	1,479	778
Net proceeds from issuance of long-term debt	1,752	1,349
Payments on long-term debt	(2,495)	(1,875)
Purchases of treasury shares	(84)	(436)
Net proceeds from issuance of common stock	57	89
Cash dividends paid	(265)	(255)

NET CASH PROVIDED BY FINANCING ACTIVITIES	671	1,238

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	514	(399)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,454	2,712

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,968	$2,313

Additional disclosures relative to cash flow:
Interest paid	$765	$556
Income taxes paid	193	132
Noncash items:
Net transfer of loans to other real estate owned	$32	$50

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
Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. In light of changes in industry reporting practice, during the second quarter of 2005 Key reclassified its operating leases from “loans” to “accrued income and other assets” for all periods presented. The rental income and depreciation expense associated with these leases were similarly reclassified from “net interest income” to “other income” and to “other expense,” respectively. The reclassification of these leases, which have historically represented less than one percent of Key’s total earning assets, had no effect on net income in any of the periods for which the reclassification was made.
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

SFAS No. 123 requires companies like Key that have used the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The estimated weighted-average fair value of options granted by Key during the six-month periods ended June 30, 2005 and 2004, was $7.12 and $6.50, respectively.
The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to management’s ability to accurately estimate the fair value of options. The assumptions pertaining to options issued during the three- and six-month periods ended June 30, 2005 and 2004, are shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Average option life	6.0 years	6.0 years	6.0 years	6.0 years
Future dividend yield	3.91%	4.16%	3.96%	4.05%
Share price volatility	.286	.292	.286	.292
Weighted-average risk-free interest rate	3.9%	4.3%	4.0%	3.7%

The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (primarily stock options, restricted stock, performance shares, discounted stock purchase plans and certain deferred compensation-related awards) for the three- and six-month periods ended June 30, 2005 and 2004, is shown in the following table and would, if recorded, have been included in “personnel expense” on the income statement.

		Three months ended June 30,		Six months ended June 30,
in millions, except per share amounts		2005	2004	2005	2004

Net income, as reported		$291	$239	$555	$489
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects:
	Stock options expense	3	2	6	4
	All other stock-based employee compensation expense	3	3	7	6

		6	5	13	10

Deduct:	Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects:
	Stock options expense	3	4	6	7
	All other stock-based employee compensation expense	3	3	7	6

		6	7	13	13

Net income — pro forma		$291	$237	$555	$486

Per common share:
Net income		$.71	$.58	$1.36	$1.18
Net income — pro forma		.71	.58	1.36	1.18
Net income assuming dilution		.70	.58	1.34	1.17
Net income assuming dilution — pro forma		.70	.57	1.34	1.16

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

Accounting Pronouncements Adopted in 2005
SEC guidance on lease accounting. In February 2005, the Securities and Exchange Commission (“SEC”) issued interpretive guidance related to the accounting for operating leases that focused on three areas: (i) the amortization of leasehold improvements by a lessee where the lease term includes renewal options; (ii) rent recognition when the lease term contains a period where there are free or reduced rents (commonly referred to as “rent holidays”); and (iii) incentives related to leasehold improvements provided by a lessor to a lessee. As a result of this interpretive guidance, Key recorded a $30 million net occupancy charge during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
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
Accounting Pronouncements Pending Adoption
Consolidation of Limited Partnerships. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (January 1, 2006 for Key). As of June 30, 2005, this guidance had no material effect on Key’s financial condition or results of operations. Management is currently evaluating the potential impact of Issue No. 04-5 for Key’s limited partnership interests for which this guidance is not yet effective. Adoption of this guidance is not expected to have any material effect on Key’s financial condition or results of operations.
Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which addresses the accounting for and reporting of accounting changes and error corrections. This guidance requires retrospective application for the reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement when transition provisions are not specified. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for Key). Adoption of this guidance is not expected to have any material effect on Key’s financial condition or results of operations.
Share-based payments. In December 2004, the FASB issued SFAS No. 123R, which requires companies to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees. As discussed under the heading “Stock-Based Compensation” on page 7, Key adopted the fair value method of accounting as outlined in SFAS No. 123 effective January 1, 2003, using the prospective method. SFAS No. 123R replaces SFAS No. 123 and changes certain aspects of this accounting guidance for recognizing the fair value of stock compensation. SFAS No. 123R was to be effective for public companies for interim or annual periods beginning after June 15, 2005. However, in April 2005, the SEC delayed the effective date to the first interim period of the first fiscal year beginning after June 15, 2005 (January 1, 2006 for Key). Recently, both the SEC and the FASB issued interpretative guidance related to SFAS No. 123R. Management is currently evaluating the potential impact of this collective guidance, which is not expected to be material to Key’s financial condition or results of operations.
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
2.  Earnings Per Common Share
Key calculates its basic and diluted earnings per common share as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2005	2004	2005	2004

NET INCOME	$291	$239	$555	$489

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	408,754	410,292	408,510	413,486
Effect of dilutive common stock options and other stock awards (000)	5,555	4,616	5,527	4,754

Weighted-average common shares and potential common shares outstanding (000)	414,309	414,908	414,037	418,240

EARNINGS PER COMMON SHARE
Net income per common share	$.71	$.58	$1.36	$1.18
Net income per common share — assuming dilution	.70	.58	1.34	1.17

3.  Acquisitions
American Express Business Finance Corporation
On December 1, 2004, Key acquired American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. AEBF had lease financing receivables of approximately $1.5 billion at the date of acquisition. The terms of the transaction are not material.
EverTrust Financial Group, Inc.
On October 15, 2004, Key acquired EverTrust Financial Group, Inc. (“EverTrust”), the holding company for EverTrust Bank, a state-chartered bank headquartered in Everett, Washington. EverTrust had assets of approximately $780 million and deposits of approximately $570 million at the date of acquisition. On November 12, 2004, EverTrust Bank was merged into KeyBank National Association (“KBNA”). The terms of the transaction are not material.
Sterling Bank & Trust FSB
Effective July 22, 2004, Key purchased ten branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB, a federally-chartered savings bank headquartered in Southfield, Michigan. The terms of the transaction are not material.
Acquisition Pending as of June 30, 2005
Malone Mortgage Company
On July 1, 2005, Key acquired Malone Mortgage Company, a mortgage company headquartered in Dallas, Texas that serviced approximately $1.2 billion in loans at the date of acquisition. The terms of the transaction are not material.

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
The table that spans pages 13 and 14 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2005 and 2004. This table is accompanied by supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first six months of 2005:

♦	Key reorganized and renamed some of its business groups and lines of business. The Investment Management Services group, which included McDonald Financial Group and Victory Capital Management, was disbanded. McDonald Financial Group, along with Retail Banking and Small Business, is now included as part of the Community Banking line of business within the Consumer Banking group. Victory Capital Management is included as part of the Corporate Banking line within the Corporate and Investment Banking group.

♦	Key began to charge the net consolidated effect of funds transfer pricing related to estimated deferred tax benefits associated with lease financing to the lines of business. In the past, this amount was included in “Other Segments.”

♦	Methodologies used to allocate certain overhead costs and a portion of the provision for loan losses were refined.

			Corporate and
Three months ended June 30,	Consumer Banking		Investment Banking		Other Segments
dollars in millions	2005	2004	2005	2004	2005	2004

SUMMARY OF OPERATIONS
Net interest income (TE)	$473	$470	$292	$231	$(19)	$(34)
Noninterest income	233	220	231	222	27	49

Total revenue (TE)[a]	706	690	523	453	8	15
Provision for loan losses	22	49	(2)	25	—	—
Depreciation and amortization expense	35	37	52	50	—	—
Other noninterest expense	449	438	222	190	7	7

Income (loss) before income taxes (TE)	200	166	251	188	1	8
Allocated income taxes and TE adjustments	75	62	94	70	(9)	(7)

Net income (loss)	$125	$104	$157	$118	$10	$15

Percent of consolidated net income	43%	44%	54%	49%	3%	6%
Percent of total segments net income	43	44	54	50	3	6

AVERAGE BALANCES
Loans	$32,105	$33,813	$34,943	$28,012	$407	$544
Total assets[a]	35,369	37,420	40,684	33,917	11,622	11,562
Deposits	41,567	39,305	9,691	7,867	5,121	3,823

OTHER FINANCIAL DATA
Net loan charge-offs	$32	$64	$16	$40	—	—
Return on average allocated equity	20.76%	16.99%	17.87%	14.95%	N/M	N/M
Average full-time equivalent employees	9,976	10,415	3,250	2,828	40	37

			Corporate and
Six months ended June 30,	Consumer Banking		Investment Banking		Other Segments
dollars in millions	2005	2004	2005	2004	2005	2004

SUMMARY OF OPERATIONS
Net interest income (TE)	$971	$957	$565	$467	$(57)	$(68)
Noninterest income	462	450	447	429	77	87

Total revenue (TE)[a]	1,433	1,407	1,012	896	20	19
Provision for loan losses	70	110	(6)	45	—	—
Depreciation and amortization expense	70	76	104	100	—	—
Other noninterest expense	890	856	422	376	16	14

Income (loss) before income taxes (TE)	403	365	492	375	4	5
Allocated income taxes and TE adjustments	151	137	184	141	(19)	(18)

Net income (loss)	$252	$228	$308	$234	$23	$23

Percent of consolidated net income	45%	46%	56%	48%	4%	5%
Percent of total segments net income	43	47	53	48	4	5

AVERAGE BALANCES
Loans	$32,726	$33,971	$34,559	$27,697	$422	$570
Total assets[a]	36,144	37,348	40,289	33,576	11,802	11,754
Deposits	41,316	39,117	9,238	7,673	5,510	3,531

OTHER FINANCIAL DATA
Net loan charge-offs	$72	$136	$30	$79	—	—
Return on average allocated equity	20.65%	18.56%	17.57%	14.86%	N/M	N/M
Average full-time equivalent employees	10,057	10,416	3,276	2,820	39	37

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

(b)	“Other noninterest expense” includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Total Segments		Reconciling Items		Key
2005	2004	2005	2004	2005	2004

$746	$667	$(23)	$(16)	$723	$651
491	491	(5)	—	486	491

1,237	1,158	(28)	(16)	1,209	1,142
20	74	—	—	20	74
87	87	—	—	87	87
678	635	(12)	(5)	666	630

452	362	(16)	(11)	436	351

160	125	(15)	(13)	145	112

$292	$237	$(1)	$2	$291	$239

100%	99%	—	1%	100%	100%
100	100	N/A	N/A	N/A	N/A

$67,455	$62,369	$205	$115	$67,660	$62,484
87,675	82,899	2,240	2,424	89,915	85,323
56,379	50,995	(243)	(239)	56,136	50,756

$48	$104	—	—	$48	$104
18.39%	15.83%	N/M	N/M	16.15%	13.97%

13,266	13,280	6,163	6,234	19,429	19,514

Total Segments		Reconciling Items		Key
2005	2004	2005	2004	2005	2004

$1,479	$1,356	$(42)	$(28)	$1,437	$1,328
986	966	—	2	986	968

2,465	2,322	(42)	(26)	2,423	2,296
64	155	—	—	64	155
174	176	—	—	174	176
1,328	1,246	20 [b]	(8)	1,348	1,238

899	745	(62)	(18)	837	727

316	260	(34)	(22)	282	238

$583	$485	$(28)	$4	$555	$489

105%	99%	(5)%	1%	100%	100%
100	100	N/A	N/A	N/A	N/A

$67,707	$62,238	$151	$109	$67,858	$62,347
88,235	82,678	2,199	2,251	90,434	84,929
56,064	50,321	(217)	(142)	55,847	50,179

$102	$215	—	—	$102	$215
18.32%	16.14%	N/M	N/M	15.63%	14.22%

13,372	13,273	6,162	6,275	19,534	19,548

Supplementary information (Consumer Banking lines of business)

Three months ended June 30,	Community Banking		Consumer Finance
dollars in millions	2005	2004	2005	2004

Total revenue (taxable equivalent)	$566	$547	$140	$143
Provision for loan losses	18	25	4	24
Noninterest expense	392	391	92	84
Net income	97	82	28	22
Average loans	19,791	19,487	12,314	14,326
Average deposits	41,128	38,940	439	365
Net loan charge-offs	21	27	11	37
Return on average allocated equity	25.36%	23.51%	12.81%	8.29%
Average full-time equivalent employees	8,438	8,833	1,538	1,582

Six months ended June 30,	Community Banking		Consumer Finance
dollars in millions	2005	2004	2005	2004

Total revenue (taxable equivalent)	$1,122	$1,097	$311	$310
Provision for loan losses	38	54	32	56
Noninterest expense	791	763	169	169
Net income	183	175	69	53
Average loans	19,863	19,347	12,863	14,624
Average deposits	40,896	38,750	420	367
Net loan charge-offs	47	57	25	79
Return on average allocated equity	24.06%	25.08%	14.99%	10.01%
Average full-time equivalent employees	8,479	8,813	1,578	1,603

Supplementary information (Corporate and Investment Banking lines of business)

Three months ended June 30,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2005	2004	2005	2004	2005	2004

Total revenue (taxable equivalent)	$258	$262	$139	$91	$126	$100
Provision for loan losses	(6)	25	(7)	(4)	11	4
Noninterest expense	144	141	55	43	75	56
Net income	75	60	57	33	25	25
Average loans	15,089	13,150	10,962	7,752	8,892	7,110
Average deposits	7,952	6,651	1,728	1,202	11	14
Net loan charge-offs (recoveries)	11	36	3	(1)	2	5
Return on average allocated equity	17.75%	13.73%	21.33%	14.49%	13.23%	20.03%
Average full-time equivalent employees	1,513	1,523	774	673	963	632

Six months ended June 30,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2005	2004	2005	2004	2005	2004

Total revenue (taxable equivalent)	$516	$511	$243	$179	$253	$206
Provision for loan losses	(12)	39	(1)	(3)	7	9
Noninterest expense	278	282	100	81	148	113
Net income	157	118	90	63	61	53
Average loans	15,095	12,988	10,543	7,688	8,921	7,021
Average deposits	7,605	6,494	1,622	1,165	11	14
Net loan charge-offs	21	67	6	1	3	11
Return on average allocated equity	18.54%	13.57%	16.93%	13.77%	16.27%	21.40%
Average full-time equivalent employees	1,520	1,528	766	670	990	622

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment and other investments.
Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($749 million at June 30, 2005, $863 million at December 31, 2004, and $1.5 billion at June 30, 2004) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are reported at fair value and include debt and marketable equity securities with readily determinable fair values. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive income.” Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement. Also included in “net securities gains (losses)” are actual gains and losses resulting from sales of specific securities.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments and are carried at fair value ($814 million at June 30, 2005, $816 million at December 31, 2004, and $788 million at June 30, 2004). These include direct and indirect investments — predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “investment banking and capital markets income” on the income statement.
In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that generally are carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be “other-than-temporary.” These adjustments are included in “net securities gains (losses)” on the income statement.
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

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$270	—	—	$270
States and political subdivisions	19	$1	—	20
Collateralized mortgage obligations	6,498	3	$103	6,398
Other mortgage-backed securities	274	7	2	279
Retained interests in securitizations	97	80	—	177
Other securities	117	10	—	127

Total securities available for sale	$7,275	$101	$105	$7,271

INVESTMENT SECURITIES
States and political subdivisions	$46	$2	—	$48
Other securities	13	—	—	13

Total investment securities	$59	$2	—	$61

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$227	—	—	$227
States and political subdivisions	21	$1	—	22
Collateralized mortgage obligations	6,460	5	$95	6,370
Other mortgage-backed securities	322	10	2	330
Retained interests in securitizations	103	90	—	193
Other securities	298	11	—	309

Total securities available for sale	$7,431	$117	$97	$7,451

INVESTMENT SECURITIES
States and political subdivisions	$58	$3	—	$61
Other securities	13	—	—	13

Total investment securities	$71	$3	—	$74

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$62	—	—	$62
States and political subdivisions	21	—	—	21
Collateralized mortgage obligations	6,395	$3	$142	6,256
Other mortgage-backed securities	364	12	4	372
Retained interests in securitizations	101	72	—	173
Other securities	135	4	—	139

Total securities available for sale	$7,078	$91	$146	$7,023

INVESTMENT SECURITIES
States and political subdivisions	$68	$4	—	$72
Other securities	13	—	—	13

Total investment securities	$81	$4	—	$85

6. Loans
Key’s loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2005	2004	2004

Commercial, financial and agricultural	$19,849	$19,343	$17,721
Commercial real estate:
Commercial mortgage	7,999	7,534	6,312
Construction	6,239	5,505	4,863

Total commercial real estate loans	14,238	13,039	11,175
Commercial lease financing	10,113	10,155	8,166

Total commercial loans	44,200	42,537	37,062
Real estate — residential mortgage	1,449	1,456	1,542
Home equity	13,921	14,062	14,753
Consumer — direct	1,797	1,987	2,074
Consumer — indirect:
Automobile lease financing	43	89	170
Automobile loans	—	—	1,910
Marine	2,665	2,624	2,640
Other	615	617	598

Total consumer — indirect loans	3,323	3,330	5,318

Total consumer loans	20,490	20,835	23,687
Loans held for sale:
Real estate — commercial mortgage	519	283	369
Real estate — residential mortgage	23	26	22
Home equity	1	29	13
Education	2,586	2,278	2,237
Automobile	145	1,737	—

Total loans held for sale	3,274	4,353	2,641

Total loans	$67,964	$67,725	$63,390

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders.
Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2005	2004	2005	2004

Balance at beginning of period	$1,128	$1,306	$1,138	$1,406
Charge-offs	(75)	(148)	(153)	(297)
Recoveries	27	44	51	82

Net charge-offs	(48)	(104)	(102)	(215)
Provision for loan losses	20	74	64	155
Reclassification of allowance for credit losses on lending-related commitments [a]	—	—	—	(70)

Balance at end of period	$1,100	$1,276	$1,100	$1,276

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Changes in the allowance for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2005	2004	2005	2004

Balance at beginning of period	$55	$70	$66	—
Reclassification of allowance for credit losses [a]	—	—	—	$70
Provision for losses on lending-related commitments	2	(7)	(9)	(7)

Balance at end of period	$57	$63	$57	$63

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

June 30, 2005
Commercial paper conduit	$556	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	374	$273	—
Business trusts issuing mandatorily redeemable preferred capital securities	N/A	1,597	—
LIHTC investments	N/A	694	$217

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. At June 30, 2005, the settlement value of these noncontrolling interests, which are accounted for by Key as minority interests, was estimated to be between $483 million and $584 million, while the recorded value, including reserves, totaled $391 million.
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

8. Impaired Loans and Other Nonperforming Assets
Impaired loans totaled $88 million at June 30, 2005, compared with $91 million at December 31, 2004, and $154 million at June 30, 2004. Impaired loans averaged $99 million for the second quarter of 2005 and $208 million for the second quarter of 2004.
Key’s nonperforming assets were as follows:

	June 30,	December 31,	June 30,
in millions	2005	2004	2004

Impaired loans	$88	$91	$154
Other nonaccrual loans	205	225	300

Total nonperforming loans	293	316	454
Other real estate owned (OREO)	33	53	71
Allowance for OREO losses	(2)	(4)	(8)

OREO, net of allowance	31	49	63
Other nonperforming assets	14	14	23

Total nonperforming assets	$338	$379	$540

At June 30, 2005, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
When expected cash flows or collateral values cast doubt on the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. That amount – effectively the amount that management deems uncollectible – is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At June 30, 2005, Key had $30 million of impaired loans with a specifically allocated allowance for loan losses of $8 million, and $58 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. At December 31, 2004, impaired loans included $38 million of loans with a specifically allocated allowance of $12 million, and $53 million that were carried at their estimated fair value without a specifically allocated allowance.
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
During the first six months of 2005, the business trusts did not repurchase any capital securities or related debentures.
In April 2005, KeyCorp and two affiliated business trusts, KeyCorp Capital VII and KeyCorp Capital VIII, filed a registration statement with the SEC for the issuance of up to $501 million of capital securities of KeyCorp Capital VII and KeyCorp Capital VIII. On June 13, 2005, $250 million of securities were issued by the KeyCorp Capital VII trust.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures

June 30, 2005
KeyCorp Institutional Capital A	$381	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	164	4	154	8.250	2026
KeyCorp Capital I	197	8	205	3.840	2028
KeyCorp Capital II	191	8	165	6.875	2029
KeyCorp Capital III	246	8	197	7.750	2029
KeyCorp Capital V	176	5	180	5.875	2033
KeyCorp Capital VI	76	2	77	6.125	2033
KeyCorp Capital VII	250	8	258	5.700	2035

Total	$1,681	$54	$1,597	6.684%	—

December 31, 2004	$1,399	$46	$1,339	6.704%	—

June 30, 2004	$1,365	$46	$1,339	6.568%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp’s consolidated subsidiaries. Effective July 1, 2003, the business trusts that issued the capital securities were de-consolidated. The capital securities continue to qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at June 30, 2005, December 31, 2004, and June 30, 2004, are basis adjustments of $138 million, $106 million and $72 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has certain rights to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V) and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” “investment company event” or a “capital treatment event” (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, Capital VI, or Capital VII are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V, Capital VI and Capital VII are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at June 30, 2005, December 31, 2004, and June 30, 2004, are weighted-average rates.

10. Pension and Other Postretirement Benefit Plans
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2005	2004	2005	2004

Service cost of benefits earned	$4	$12	$17	$24
Interest cost on projected benefit obligation	6	14	21	28
Expected return on plan assets	(7)	(23)	(31)	(46)
Amortization of prior service benefit	—	—	(1)	—
Amortization of losses	2	3	8	6

Net pension cost	$5	$6	$14	$12

Other Postretirement Benefit Plans
Key sponsors a contributory postretirement healthcare plan. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Net postretirement benefit cost for these plans includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2005	2004	2005	2004

Service cost of benefits earned	$1	$1	$2	$2
Interest cost on accumulated postretirement benefit obligation	2	2	4	4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2
Amortization of cumulative net loss	1	—	2	—

Net postretirement benefit cost	$4	$3	$8	$6

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
In July 2005, the FASB issued two drafts of proposed tax-related guidance for public comment. The first proposal provides additional guidance regarding the application of SFAS No. 13, “Accounting for Leases,” that would affect the timing under which earnings from leveraged lease financing transactions would be recognized when changes or projected changes in the timing of cash flows, including those due to or expected to be due to settlements of tax matters, occur. The second provides guidance on the accounting for uncertain tax positions and would require that a tax position meet a “probable recognition threshold” for it to be recognized in the financial statements.
If finalized as drafted, the guidance in these two proposals could result in an initial one-time charge to earnings stemming from changes in the timing or projected timing of cash flows related to lease financing transactions and/or the possibility that uncertain tax positions may not meet the “probable recognition threshold.” However, future earnings would be expected to increase over the remaining term of the lease by approximately the same amount as the one-time charge. The new guidance would be effective for years ending after December 15, 2005 (year ending December 31, 2005, for Key).
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
Accordingly, the total expected loss on the portfolio for which KBNA (and Key Bank USA) will have filed claims cannot be determined with certainty at this time. Claims filed through June 30, 2005, totaled approximately $382 million, and management currently estimates that approximately $5 million of additional claims may be filed through year-end 2006, bringing the total aggregate amount of actual and potential claims to $387 million. During the litigation, Key has carefully analyzed its claims, both internally and with the assistance of outside expert consultants. Based on the analysis completed through April 30, 2005, Key currently expects to seek recovery of insured residual value losses in the range of approximately $342 million to $357 million, in addition to interest and other damages attributable to Swiss Re’s denial of coverage.
Key is filing insurance claims for its losses and has recorded as a receivable on its balance sheet a portion of the amount of the insurance claims. Management believes the amount being recorded as a receivable due from the insurance carriers is appropriate to reflect the collectibility risk associated with the insurance litigation; however, litigation is inherently not without risk, and any actual recovery from the litigation may be more or less than the receivable. While management does not expect an adverse decision, if a court were to make an adverse final determination, such result would cause Key to record a material one-time expense during the period when such determination is made. An adverse determination would not have a material effect on Key’s financial condition, but could have a material adverse effect on Key’s results of operations in the quarter it occurs.
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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at June 30, 2005. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 59 of Key’s 2004 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$11,896	$41
Credit enhancement for asset-backed commercial paper conduit	73	—
Recourse agreement with FNMA	618	8
Return guarantee agreement with LIHTC investors	584	38
Default guarantees	37	1
Written interest rate caps[a]	68	3

Total	$13,276	$91

(a)	As of June 30, 2005, the weighted-average interest rate of written interest rate caps was 3.3%, and the weighted-average strike rate was 4.8%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. These instruments obligate Key to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are entered into by many of Key’s lines of business to address clients’ financing needs. If amounts are drawn under standby letters of credit, such amounts are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2005, Key’s standby letters of credit had a remaining weighted-average life of approximately two years, with remaining actual lives ranging from less than one year to as many as thirteen years.
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
At June 30, 2005, Key’s maximum potential funding requirement under the credit enhancement facility totaled $73 million. However, there were no drawdowns under the facility during the six-month period ended June 30, 2005. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitments to provide credit enhancement to the conduit.

Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At June 30, 2005, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of nine years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at June 30, 2005. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
Return guarantee agreement with LIHTC investors. Key Affordable Housing Corporation (“KAHC”), a subsidiary of KBNA, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is dependent on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If these two conditions are not met, Key is obligated to make any necessary payments to investors to provide the guaranteed return. In October 2003, management elected to discontinue new projects under this program.
No recourse or collateral is available to offset the guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties.
As shown in the table on page 26, KAHC maintained a reserve in the amount of $38 million at June 30, 2005, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.
Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. These guarantees are generally undertaken when Key is supporting or protecting its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than one year to as many as seventeen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.
Written interest rate caps. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At June 30, 2005, these caps had a weighted-average life of approximately two years.
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
Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. This liquidity facility obligates Key through November 5, 2007, to provide funding of up to $1.9 billion if required as a result of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduit. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $1.1 billion at June 30, 2005. However, there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.
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
At June 30, 2005, Key had $323 million of derivative assets and $164 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives each totaled $1.1 billion. Derivative assets and liabilities are recorded at fair value in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.
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
At June 30, 2005, Key was party to interest rate swaps and caps with 58 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $268 million on these instruments to 36 of the counterparties. However, at June 30, Key held approximately $170 million in collateral to mitigate its credit exposure, resulting in net exposure of $98 million. The largest exposure to an individual counterparty was approximately $117 million, of which Key secured approximately $102 million in collateral.
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
The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2005	of Losses to	June 30,
in millions	2004	Hedging Activity	Net Income	2005

Accumulated other comprehensive income (loss) resulting from cash flow hedges	$(40)	$(25)	$11	$(54)

Reclassifications of gains and losses from “accumulated other comprehensive income (loss)” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $.4 million of net losses on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months.
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
The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $16 million at June 30, 2005, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2004 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2005 and 2004, and the related condensed consolidated statements of income for the three-month and six-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of Key’s management.
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
August 2, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2005 and 2004. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 29. A description of Key’s business is included under the heading “Description of Business” on page 10 of Key’s 2004 Annual Report to Shareholders.
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

♦	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

♦	If the economy or segments of the economy fail to continue to improve, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

♦	Increased competitive pressure among financial services companies may adversely affect our ability to market our products and services.

♦	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

♦	We may experience operational or risk management failures due to technological or other factors.

♦	We may become subject to new legal obligations or liabilities, or the resolution of pending litigation may have an adverse effect on our financial results.

♦	Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

♦	We may become subject to new accounting, tax, or regulatory practices or requirements.
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
During the first six months of 2005, there were no significant changes in the manner in which Key’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.

Highlights of Key’s Performance
Financial performance
The primary measures of Key’s financial performance for the second quarter and first six months of 2005 and 2004 are summarized below. Our solid second quarter results reflect continued improvement in Key’s operating fundamentals, as well as the positive effects of our longer-term strategic activities.

♦	Net income for the second quarter of 2005 was $291 million, or $.70 per common share, compared with $264 million, or $.64 per share, for the previous quarter and $239 million, or $.58 per share, for the second quarter of 2004. For the first six months of 2005, net income was $555 million, or $1.34 per common share, compared with $489 million, or $1.17 per share, for the first half of 2004.

♦	Key’s return on average equity was 16.15% for the second quarter of 2005, compared with a return of 15.09% for the prior quarter and 13.97% for the year-ago quarter. For the first six months of 2005, Key’s return on average equity was 15.63%, compared with 14.22% for the first six months of 2004.

♦	Key’s second quarter 2005 return on average total assets was 1.30%, compared with a return of 1.18% for the previous quarter and 1.13% for the second quarter of 2004. For the first six months of 2005, Key’s return on average total assets was 1.24%, compared with 1.16% for the same period last year.
Key’s top three priorities for 2005 are to profitably grow revenue, maintain asset quality and maintain a disciplined approach to managing expenses. During the second quarter:

♦	Total revenue grew by $59 million from the second quarter of 2004 as a result of an increase in net interest income. Current year results benefited from a better net interest margin, strong commercial loan growth and an increase in core deposits. The growth in our commercial loan portfolio was broad based and spread among a number of industry sectors.

♦	Asset quality continued to improve. Nonperforming loans decreased for the eleventh consecutive quarter and net loan charge-offs, as a percentage of average loans, remained at their lowest level since the fourth quarter of 1995. While a stronger economy contributed to these positive changes, they also reflect strategic business mix changes we’ve made to improve Key’s risk profile.
Further, we continue to effectively manage our capital through dividends paid to shareholders; share repurchases, when appropriate; and investing in our higher-growth businesses. Key’s tangible equity to tangible assets ratio was 6.60% at June 30, 2005, and is within our targeted range of 6.25% to 6.75%.
Considering recent trends, we expect Key’s earnings to be in the range of $.64 to $.68 per share for the third quarter of 2005 and $2.60 to $2.70 per share for the full year.
The primary reasons that Key’s revenue and expense components changed from those reported for the three- and six-month periods ended June 30, 2004, are reviewed in greater detail throughout the remainder of the Management’s Discussion and Analysis section.
Strategic developments
Our financial performance has improved due in part to a number of specific actions taken over the past year that have strengthened our market share positions and support our strategy of focusing on businesses that enable us to build relationships with our clients.

♦	During the fourth quarter of 2004, we sold our broker-originated home equity loan portfolio and reclassified our indirect automobile loan portfolio to held-for-sale status. These businesses were identified for exit because they did not meet our performance standards or fit with our relationship banking strategy. We completed the sale of the prime segment of the indirect automobile loan portfolio during the first quarter of 2005 and the sale of the nonprime segment in the second quarter. We will, however, continue to build our floor plan financing business with automobile dealers.

♦	Effective December 1, 2004, we acquired American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. This company provides capital for small and middle market businesses, mostly in the healthcare, information technology, office products, and commercial vehicle/construction industries, and had a leasing portfolio of approximately $1.5 billion at date of acquisition. During the second quarter of 2005, we completed the integration of AEBF into Key Equipment Finance, our leasing line of business.

♦	Effective October 15, 2004, we acquired EverTrust Financial Group, Inc. (“EverTrust”), the holding company for EverTrust Bank, a state-chartered bank headquartered in Everett, Washington with twelve branch offices. EverTrust had assets of approximately $780 million and deposits of approximately $570 million at the date of acquisition.

♦	Effective August 11, 2004, we acquired certain net assets of American Capital Resource, Inc., based in Atlanta, Georgia. This is the fourth commercial real estate acquisition we have made since January 31, 2000, as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

♦	Effective July 22, 2004, we acquired ten branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB in suburban Detroit, Michigan.
In addition, during the second quarter of 2005, we announced plans to further expand our Federal Housing Administration (“FHA”) financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas.
Figure 1 summarizes Key’s financial performance for each of the past five quarters.

Figure 1. Selected Financial Data

	2005		2004			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2005	2004

FOR THE PERIOD
Interest income	$1,116	$1,065	$1,005	$945	$905	$2,181	$1,836
Interest expense	423	379	333	294	276	802	554
Net interest income	693	686	672	651	629	1,379	1,282
Provision for loan losses	20	44	(21)	51	74	64	155
Noninterest income	486	500	479	482	491	986	968
Noninterest expense	753	769	818	729	717	1,522	1,414
Income before income taxes	406	373	354	353	329	779	681
Net income	291	264	213	252	239	555	489

PER COMMON SHARE
Net income	$.71	$.65	$.52	$.62	$.58	$1.36	$1.18
Net income — assuming dilution	.70	.64	.51	.61	.58	1.34	1.17
Cash dividends paid	.325	.325	.31	.31	.31	.65	.62
Book value at period end	18.01	17.58	17.46	17.12	16.77	18.01	16.77
Market price:
High	33.80	34.07	34.50	32.02	32.27	34.07	33.23
Low	31.52	31.00	31.35	29.00	28.23	31.00	28.23
Close	33.15	32.45	33.90	31.60	29.89	33.15	29.89
Weighted-average common shares (000)	408,754	408,264	408,243	407,187	410,292	408,510	413,486
Weighted-average common shares and potential common shares (000)	414,309	413,762	413,727	411,575	414,908	414,037	418,240

AT PERIOD END
Loans	$67,964	$67,549	$67,725	$64,306	$63,390	$67,964	$63,390
Earning assets	78,548	77,937	78,140	75,660	74,364	78,548	74,364
Total assets	91,015	90,276	90,747	88,463	86,231	91,015	86,231
Deposits	58,063	57,127	57,842	55,843	52,423	58,063	52,423
Long-term debt	13,588	14,100	14,846	13,444	14,608	13,588	14,608
Shareholders’ equity	7,352	7,162	7,117	6,946	6,829	7,352	6,829

PERFORMANCE RATIOS
Return on average total assets	1.30%	1.18%	.95%	1.16%	1.13%	1.24%	1.16%
Return on average equity	16.15	15.09	11.99	14.62	13.97	15.63	14.22
Net interest margin (taxable equivalent)	3.71	3.66	3.63	3.60	3.56	3.69	3.64

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.08%	7.93%	7.84%	7.85%	7.92%	8.08%	7.92%
Tangible equity to tangible assets	6.60	6.43	6.35	6.57	6.64	6.60	6.64
Tier 1 risk-based capital	7.68	7.34	7.22	7.72	7.93	7.68	7.93
Total risk-based capital	11.72	11.58	11.47	11.67	12.07	11.72	12.07
Leverage	8.49	7.91	7.96	8.27	8.34	8.49	8.34

OTHER DATA
Average full-time equivalent employees	19,429	19,571	19,575	19,635	19,514	19,534	19,548
KeyCenters	945	940	935	921	902	945	902

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
Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three- and six-month periods ended June 30, 2005 and 2004.
Figure 2. Major Business Groups — Taxable-Equivalent Revenue and Net Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Revenue (taxable equivalent)
Consumer Banking	$706	$690	$16	2.3%	$1,433	$1,407	$26	1.8%
Corporate and Investment Banking	523	453	70	15.5	1,012	896	116	12.9
Other Segments	8	15	(7)	(46.7)	20	19	1	5.3

Total segments	1,237	1,158	79	6.8	2,465	2,322	143	6.2
Reconciling items	(28)	(16)	(12)	(75.0)	(42)	(26)	(16)	(61.5)

Total	$1,209	$1,142	$67	5.9%	$2,423	$2,296	$127	5.5%

Net income (loss)
Consumer Banking	$125	$104	$21	20.2%	$252	$228	$24	10.5%
Corporate and Investment Banking	157	118	39	33.1	308	234	74	31.6
Other Segments	10	15	(5)	(33.3)	23	23	—	—

Total segments	292	237	55	23.2	583	485	98	20.2
Reconciling items	(1)	2	(3)	N/M	(28)[a]	4	(32)	N/M

Total	$291	$239	$52	21.8%	$555	$489	$66	13.5%

(a)	Includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
N/M = Not Meaningful
Consumer Banking
As shown in Figure 3, net income for Consumer Banking was $125 million for the second quarter of 2005, up from $104 million for the year-ago quarter. Increases in both net interest income and noninterest income, along with a significant reduction in the provision for loan losses drove the improvement and more than offset an increase in noninterest expense.
Taxable-equivalent net interest income increased by $3 million, or 1%, from the second quarter of 2004, due to growth in, and a more favorable interest rate spread on, average deposits. The positive effects of these factors were moderated by a less favorable interest rate spread on earning assets and a decline in average loans, due largely to the sale of the higher-yielding broker-originated home equity and indirect automobile loan portfolios within the Consumer Finance line.
Noninterest income increased by $13 million, or 6%, due primarily to net gains of $5 million from loan securitizations and sales in the current year, compared with net losses of $5 million in the year-ago quarter.
The provision for loan losses decreased by $27 million, or 55%, primarily as a result of the loan sales discussed above.
Noninterest expense increased by $9 million, or 2%, due primarily to higher costs associated with loan servicing, reserves established to absorb potential noncredit-related losses from our education lending business, and various indirect charges. These adverse changes were partially offset by decreases in both personnel and net occupancy expenses.
Figure 3. Consumer Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Summary of operations
Net interest income (TE)	$473	$470	$3	.6%	$971	$957	$14	1.5%
Noninterest income	233	220	13	5.9	462	450	12	2.7

Total revenue (TE)	706	690	16	2.3	1,433	1,407	26	1.8
Provision for loan losses	22	49	(27)	(55.1)	70	110	(40)	(36.4)
Noninterest expense	484	475	9	1.9	960	932	28	3.0

Income before income taxes (TE)	200	166	34	20.5	403	365	38	10.4
Allocated income taxes and TE adjustments	75	62	13	21.0	151	137	14	10.2

Net income	$125	$104	$21	20.2%	$252	$228	$24	10.5%

Percent of consolidated net income	43%	44%	N/A	N/A	45%	46%	N/A	N/A

Average balances
Loans	$32,105	$33,813	$(1,708)	(5.1)%	$32,726	$33,971	$(1,245)	(3.7)%
Total assets	35,369	37,420	(2,051)	(5.5)	36,144	37,348	(1,204)	(3.2)
Deposits	41,567	39,305	2,262	5.8	41,316	39,117	2,199	5.6

TE = Taxable Equivalent, N/A = Not Applicable
Additional Consumer Banking Data

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Average deposits outstanding
Noninterest-bearing	$6,816	$6,394	$422	6.6%	$6,712	$6,320	$392	6.2%
Money market and other savings	20,323	18,923	1,400	7.4	20,306	18,576	1,730	9.3
Time	14,428	13,988	440	3.1	14,298	14,221	77	.5

Total deposits	$41,567	$39,305	$2,262	5.8%	$41,316	$39,117	$2,199	5.6%

Home equity loans
Community Banking
Average balance	$10,397	$10,102
Average loan-to-value ratio	71%	72%
Percent first lien positions	61	60
National Home Equity
Average balance	$3,498	$4,504
Average loan-to-value ratio	65%	72%
Percent first lien positions	67	78

Other data
On-line households / household penetration	595,411/47%	524,150/42%
KeyCenters	945	902
Automated teller machines	2,205	2,166

Corporate and Investment Banking
As shown in Figure 4, net income for Corporate and Investment Banking was $157 million for the second quarter of 2005, up from $118 million for the same period last year. Increases in both net interest income and noninterest income, along with a significant reduction in the provision for loan losses drove the improvement. These positive changes were offset in part by an increase in noninterest expense.
Taxable-equivalent net interest income increased by $61 million, or 26%, from the second quarter of 2004, due primarily to strong growth in average loans and leases, as well as deposits. Average loans and leases rose by $6.9 billion, or 25%, reflecting improvements in each of the primary lines of business. An increase in lease financing receivables in the Key Equipment Finance line was bolstered by the acquisition of American Express Business Finance Corporation during the fourth quarter of 2004.
Noninterest income rose by $9 million, or 4%, due largely to an increase in non-yield-related loan fees. This growth was moderated by a decrease in income from investment banking and capital markets activities.
The provision for loan losses was a credit of $2 million for the second quarter of 2005, compared with expense of $25 million for the year-ago quarter. The reduction from the second quarter of 2004 reflected improved asset quality in the Corporate Banking and KeyBank Real Estate Capital lines of business.

Noninterest expense rose by $34 million, or 14%, as expansion of the business and improved profitability led to increases in personnel and various other expense categories. During the second quarter of 2005, we completed the integration of American Express Business Finance Corporation into Key Equipment Finance.
In June 2005, we announced plans to further expand our FHA financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas. This is one in a series of acquisitions that we have initiated over the past several years to build upon the success we have experienced in our commercial mortgage origination and servicing area.
Figure 4. Corporate and Investment Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Summary of operations
Net interest income (TE)	$292	$231	$61	26.4%	$565	$467	$98	21.0%
Noninterest income	231	222	9	4.1	447	429	18	4.2

Total revenue (TE)	523	453	70	15.5	1,012	896	116	12.9
Provision for loan losses	(2)	25	(27)	N/M	(6)	45	(51)	N/M
Noninterest expense	274	240	34	14.2	526	476	50	10.5

Income before income taxes (TE)	251	188	63	33.5	492	375	117	31.2
Allocated income taxes and TE adjustments	94	70	24	34.3	184	141	43	30.5

Net income	$157	$118	$39	33.1%	$308	$234	$74	31.6%

Percent of consolidated net income	54%	49%	N/A	N/A	56%	48%	N/A	N/A

Average balances

Loans	$34,943	$28,012	$6,931	24.7%	$34,559	$27,697	$6,862	24.8%
Total assets	40,684	33,917	6,767	20.0	40,289	33,576	6,713	20.0
Deposits	9,691	7,867	1,824	23.2	9,238	7,673	1,565	20.4

TE = Taxable Equivalent, N/A = Not Applicable

Additional Corporate and Investment Banking Data	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Average lease financing receivables managed by Key Equipment Finance[a]
Receivables held in Key Equipment Finance portfolio	$7,950	$6,209	$1,741	28.0%	$7,988	$6,135	$1,853	30.2%
Receivables assigned to other lines of business	2,034	1,901	133	7.0	2,031	1,896	135	7.1

Total lease financing receivables managed	$9,984	$8,110	$1,874	23.1%	$10,019	$8,031	$1,988	24.8%

(a)	Includes lease financing receivables held in portfolio and those assigned to other lines of business (primarily Corporate Banking) if those businesses are principally responsible for maintaining the relationship with the client.
Other Segments
Other segments consist primarily of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $10 million for the second quarter of 2005, compared with net income of $15 million for the same period last year. Declines in net gains from principal investing and the sales of securities drove the decrease.

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
Taxable-equivalent net interest income for the second quarter of 2005 was $723 million, representing a $72 million, or 11%, increase from the year-ago quarter. This growth was attributable to an increase in average earning assets, due primarily to strong growth in all major components of the commercial loan portfolio, and a higher net interest margin, which increased 15 basis points to 3.71%. A basis point is equal to one one-hundredth of a percentage point, meaning 15 basis points equals .15%. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets and annualizing the result.
During the second quarter of 2005, the net interest margin benefited from a principal investing distribution of $15 million received in the form of dividends and interest. This distribution added approximately 8 basis points to the net interest margin for the current quarter. Strong growth in commercial loans, deposits and noninterest-bearing funds, along with a slight asset-sensitive interest rate risk position in a rising interest rate environment, also contributed to the improvement from the year-ago quarter. The increase in the net interest margin caused by these factors was offset in part by the effects of actions taken by Key to exit certain assets that had higher yields and credit costs, which did not fit its relationship banking strategy.
Average earning assets for the second quarter of 2005 totaled $78.1 billion, which was $4.8 billion, or 7%, higher than the second quarter 2004 level. The growth in commercial lending more than offset the decline in consumer loans resulting from loan sales and management’s efforts to exit certain credit-only relationship portfolios.

Since December 31, 2003, the growth and composition of Key’s loan portfolio has been affected by the following actions:

♦	During the fourth quarter of 2004, Key acquired EverTrust, in Everett, Washington with a loan portfolio (primarily commercial real estate loans) of approximately $685 million at the date of acquisition. In the same quarter, Key acquired AEBF with a commercial lease financing portfolio of approximately $1.5 billion.

♦	Key sold commercial mortgage loans of $725 million during the first six months of 2005 and $2.1 billion during all of 2004. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales), Key established and has maintained a loss reserve of an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

♦	Key sold education loans of $336 million ($112 million through securitizations) during the first half of 2005 and $1.3 billion ($1.1 billion through securitizations) during all of 2004. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

♦	Key sold other loans (primarily home equity and indirect consumer loans) totaling $1.9 billion during the first six months of 2005 and $2.9 billion during all of 2004. During the first quarter of 2005, Key completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, Key completed the sale of $635 million of loans, representing the nonprime segment. During the fourth quarter of 2004, Key sold $978 million of broker-originated home equity loans. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates

	Second Quarter 2005			First Quarter 2005
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans[a,b]
Commercial, financial and agricultural	$20,019	$266	5.32%	$19,796	$238	4.88%
Real estate — commercial mortgage	7,845	120	6.15	7,602	108	5.74
Real estate — construction	6,116	98	6.45	5,633	81	5.81
Commercial lease financing	9,984	158	6.33	10,055	158	6.31

Total commercial loans	43,964	642	5.86	43,086	585	5.49
Real estate — residential	1,460	22	6.04	1,449	22	5.99
Home equity	13,904	225	6.49	13,986	213	6.19
Consumer — direct	1,835	36	7.93	1,932	38	7.88
Consumer — indirect lease financing	53	1	10.76	77	2	10.26
Consumer — indirect other	3,275	50	6.07	3,248	52	6.42

Total consumer loans	20,527	334	6.53	20,692	327	6.39
Loans held for sale	3,169	53	6.61	4,281	81	7.64

Total loans	67,660	1,029	6.09	68,059	993	5.90
Investment securities[a]	65	1	8.42	70	2	8.66
Securities available for sale[c]	7,081	80	4.54	7,226	80	4.43
Short-term investments	1,799	12	2.58	1,679	10	2.43
Other investments[c]	1,455	24	6.42	1,423	8	2.25

Total earning assets	78,060	1,146	5.88	78,457	1,093	5.62
Allowance for loan losses	(1,124)			(1,133)
Accrued income and other assets	12,979			13,634

	$89,915			$90,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$22,301	77	1.39	$21,619	55	1.03
Savings deposits	1,999	1	.26	1,957	1	.24
Certificates of deposit ($100,000 or more)[d]	4,999	46	3.70	4,895	44	3.65
Other time deposits	10,806	82	3.05	10,589	76	2.90
Deposits in foreign office	4,314	32	2.96	4,963	30	2.45

Total interest-bearing deposits	44,419	238	2.16	44,023	206	1.90
Federal funds purchased and securities sold under repurchase agreements	3,830	25	2.67	4,475	25	2.24
Bank notes and other short-term borrowings	2,792	19	2.72	2,947	17	2.38
Long-term debt[d]	13,929	141	4.11	14,785	131	3.77

Total interest-bearing liabilities	64,970	423	2.62	66,230	379	2.34
Noninterest-bearing deposits	11,717			11,534
Accrued expense and other liabilities	6,000			6,100
Shareholders’ equity	7,228			7,094

	$89,915			$90,958

Interest rate spread (TE)			3.26%			3.28%

Net interest income (TE) and net
interest margin (TE)		723	3.71%		714	3.66%

TE adjustment[a]		30			28

Net interest income, GAAP basis		$693			$686

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	Yield is calculated on the basis of amortized cost.

(d)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders, for an explanation of fair value hedges.
TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Fourth Quarter 2004			Third Quarter 2004			Second Quarter 2004
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$18,524	$214	4.60%	$18,088	$198	4.34%	$17,392	$189	4.36%

7,361	99	5.38	6,448	81	4.99	6,071	74	4.94
5,291	74	5.53	4,825	62	5.15	4,716	56	4.79
8,829	129	5.89	8,182	119	5.77	8,110	120	5.90

40,005	516	5.15	37,543	460	4.87	36,289	439	4.86
1,493	23	5.93	1,511	21	5.79	1,568	24	6.09
14,696	219	5.94	14,844	212	5.67	14,631	201	5.53
2,007	38	7.62	2,059	38	7.35	2,058	38	7.41

104	3	10.02	144	4	10.07	199	5	9.74
5,076	96	7.55	5,153	97	7.56	5,137	95	7.39

23,376	379	6.45	23,711	372	6.26	23,593	363	6.17
2,635	33	5.07	2,476	30	4.74	2,602	28	4.28

66,016	928	5.61	63,730	862	5.38	62,484	830	5.33
75	2	8.53	79	2	8.65	90	2	8.72
7,233	81	4.48	6,982	84	4.88	7,130	78	4.37
2,100	11	2.00	2,527	9	1.50	2,384	9	1.44
1,417	9	2.56	1,328	10	2.98	1,167	8	2.79

76,841	1,031	5.35	74,646	967	5.16	73,255	927	5.07
(1,251)			(1,270)			(1,237)
13,658			13,156			13,305

$89,248			$86,532			$85,323

$21,591	46	.84	$20,454	39	.77	$19,753	33	.67
1,951	1	.23	1,986	2	.22	2,040	1	.23

4,871	44	3.66	4,852	44	3.60	4,727	44	3.77
10,366	75	2.89	10,348	73	2.81	10,591	76	2.87
3,506	18	1.96	3,593	13	1.47	2,635	7	1.05

42,285	184	1.73	41,233	171	1.65	39,746	161	1.63

5,085	23	1.81	5,032	17	1.35	4,483	10	.93

2,793	13	1.79	2,614	8	1.33	2,512	9	1.43
14,119	113	3.36	13,415	98	3.01	14,465	96	2.74

64,282	333	2.08	62,294	294	1.90	61,206	276	1.82
11,804			11,285			11,010
6,095			6,098			6,228
7,067			6,855			6,879

$89,248			$86,532			$85,323

		3.27%			3.26%			3.25%

	698	3.63%		673	3.60%		651	3.56%

	26			22			22

	$672			$651			$629

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 48, contains more discussion about changes in earning assets and funding sources.
Figure 6. Components of Net Interest Income Changes

	From three months ended June 30, 2004			From six months ended June 30, 2004
	to three months ended June 30, 2005			to six months ended June 30, 2005
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$72	$127	$199	$156	$188	$344
Investment securities	—	(1)	(1)	(1)	—	(1)
Securities available for sale	—	2	2	(4)	(2)	(6)
Short-term investments	(3)	6	3	(4)	8	4
Other investments	2	14	16	5	11	16

Total interest income (taxable equivalent)	71	148	219	152	205	357

INTEREST EXPENSE
NOW and money market deposit accounts	5	39	44	9	61	70
Certificates of deposit ($100,000 or more)	2	—	2	3	(3)	—
Other time deposits	2	4	6	(1)	3	2
Deposits in foreign office	6	19	25	18	32	50

Total interest-bearing deposits	15	62	77	29	93	122
Federal funds purchased and securities sold under repurchase agreements	(1)	16	15	(1)	31	30
Bank notes and other short-term borrowings	1	9	10	3	12	15
Long-term debt	(4)	49	45	(6)	87	81

Total interest expense	11	136	147	25	223	248

Net interest income (taxable equivalent)	$60	$12	$72	$127	$(18)	$109

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Noninterest income for the second quarter of 2005 was $486 million, compared with $491 million for the same period last year. For the first six months of the year, noninterest income was $986 million, representing an increase of $18 million, or 2%, from the first six months of 2004.
As shown in Figure 7, the slight decline in noninterest income from the year-ago quarter was due largely to income from investment banking and capital markets activities, which decreased by $21 million as a result of lower net gains from principal investing and a decline in investment banking income. Also contributing to the decrease in total noninterest income was a $10 million reduction in service charges on deposit accounts. A $10 million increase in letter of credit and loan fees, as well as comparable increases in net gains from loan securitizations and sales, and various service charges (included in “miscellaneous income”) substantially offset these adverse results.
For the year-to-date period, the growth in noninterest income from the same period last year reflected a $17 million increase in letter of credit and loan fees, an $8 million increase in loan securitization servicing fees, and an $11 million increase in net gains on the residual values of leased vehicles and equipment (included in “miscellaneous income”). These positive results were partially offset by decreases in a number of other revenue components, including a $24 million reduction in service charges on deposit accounts.

Figure 7. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Trust and investment services income	$135	$141	$(6)	(4.3)%	$273	$286	$(13)	(4.5)%
Service charges on deposit accounts	76	86	(10)	(11.6)	146	170	(24)	(14.1)
Investment banking and capital markets income	52	73	(21)	(28.8)	119	119	—	—
Letter of credit and loan fees	47	37	10	27.0	87	70	17	24.3
Corporate-owned life insurance income	24	25	(1)	(4.0)	52	52	—	—
Electronic banking fees	24	22	2	9.1	46	40	6	15.0
Net gains from loan securitizations and sales	10	1	9	900.0	29	26	3	11.5
Net securities gains (losses)	1	7	(6)	(85.7)	(5)	7	(12)	N/M
Other income:
Operating lease income	48	45	3	6.7	94	91	3	3.3
Insurance income	10	14	(4)	(28.6)	21	25	(4)	(16.0)
Loan securitization servicing fees	5	1	4	400.0	10	2	8	400.0
Credit card fees	5	3	2	66.7	8	6	2	33.3
Miscellaneous income	49	36	13	36.1	106	74	32	43.2

Total other income	117	99	18	18.2	239	198	41	20.7

Total noninterest income	$486	$491	$(5)	(1.0)%	$986	$968	$18	1.9%

N/M = Not Meaningful
The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.
Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8.
Figure 8. Trust and Investment Services Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Brokerage commissions and fee income	$62	$66	$(4)	(6.1)%	$125	$136	$(11)	(8.1)%
Personal asset management and custody fees	38	39	(1)	(2.6)	76	79	(3)	(3.8)
Institutional asset management and custody fees	35	36	(1)	(2.8)	72	71	1	1.4

Total trust and investment services income	$135	$141	$(6)	(4.3)%	$273	$286	$(13)	(4.5)%

The decrease in trust and investment services income for both the quarterly and year-to-date periods was attributable primarily to a slowdown in brokerage activities.
A significant portion of Key’s trust and investment services income depends on the value of assets under management. At June 30, 2005, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $76.8 billion, representing a 10% increase from $70.0 billion at June 30, 2004. As shown in Figure 9, 80% of the increase was attributable to Key’s securities lending business. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is then shared with the client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk inherent in the business) than other types of assets under management.

Figure 9. Assets Under Management

	2005		2004
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$34,959	$34,374	$34,788	$32,431	$32,299
Fixed income	11,957	12,754	12,885	12,514	11,638
Money market	9,355	9,857	10,802	10,748	10,966
Securities lending	20,536	19,349	16,082	15,540	15,097

Total	$76,807	$76,334	$74,557	$71,233	$70,000

Proprietary mutual funds included in assets under management:
Equity	$3,911	$3,770	$3,651	$3,408	$3,426
Fixed income	767	767	827	860	866
Money market	7,758	8,174	9,103	9,050	9,275

Total	$12,436	$12,711	$13,581	$13,318	$13,567

Service charges on deposit accounts. The decrease in service charges on deposit accounts for both the quarterly and year-to-date periods was due primarily to a reduction in the level of overdraft, maintenance and account analysis fees charged to clients. The decline in overdraft fees reflects enhanced capabilities such as “real time” posting that allow clients to better manage their accounts. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products. The decrease in account analysis fees was attributable to the rising interest rate environment in which clients have elected to pay for services with compensating balances.
Investment banking and capital markets income. As shown in Figure 10, lower income from investment banking activities and a reduction in net gains from principal investing drove the decrease in investment banking and capital markets income, compared with the second quarter of 2004. For the year to-date period, total investment banking and capital markets income was unchanged from the first six months of 2004 as decreases in the revenue components discussed above were offset by improved results from dealer trading and derivatives, and higher income from other investments. Of the $27 million improvement in income from dealer trading and derivatives, $11 million represented derivative income recorded during the first quarter of 2005 in connection with the anticipated sale of the indirect automobile loan portfolios completed in March and April 2005.
Figure 10. Investment Banking and Capital Markets Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Investment banking income	$19	$29	$(10)	(34.5)%	$36	$51	$(15)	(29.4)%
Net gains from principal investing	1	19	(18)	(94.7)	13	29	(16)	(55.2)
Foreign exchange income	9	11	(2)	(18.2)	18	24	(6)	(25.0)
Dealer trading and derivatives income	10	7	3	42.9	29	2	27	N/M
Income from other investments	13	7	6	85.7	23	13	10	76.9

Total investment banking and capital markets income	$52	$73	$(21)	(28.8)%	$119	$119	—	—

N/M = Not Meaningful
Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. Principal investments consist of direct and indirect investments in predominantly privately held companies and are carried on the balance sheet at fair value ($814 million at June 30, 2005, and $788 million at June 30, 2004). Thus, the net gains presented in Figure 10 stem from changes in estimated fair values as well as actual gains and losses on sales of principal investments. As discussed earlier, during the second quarter of 2005, Key received a $15 million distribution in the form of dividends and interest from principal investing activities. This revenue was recorded in net interest income. Had it been recorded in noninterest income, principal investing income would have been comparable to the level reported for the same period last year.

Letter of credit and loan fees. The increase in non-yield-related loan fees for both the quarterly and year-to-date periods was due primarily to higher syndication, origination and commitment fees generated by the Corporate Banking and KeyBank Real Estate Capital lines of business. These improved results reflect the stronger demand for commercial loans and a more disciplined approach to pricing, which considers overall customer relationships.
Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2005, Key completed the sale of the prime segment of its indirect automobile loan portfolio, resulting in a gain of $19 million. However, this gain was substantially offset by a $9 million impairment charge in the education lending business recorded during the same quarter. The types of loans sold during 2004 and the first six months of 2005 are presented in Figure 15 on page 50.
Noninterest expense
Noninterest expense for the second quarter of 2005 was $753 million, compared with $717 million for the second quarter of 2004. For the first six months of the year, noninterest expense was $1.5 billion, compared with $1.4 billion for the first half of last year.
As shown in Figure 11, higher costs associated with personnel and an increase in “miscellaneous expense” drove the increase from the year-ago quarter. The increase in miscellaneous expense was attributable in part to an $11 million reserve established in the current quarter to absorb potential noncredit-related losses from Key’s education lending business. In addition, miscellaneous expense for the second quarter of 2005 included a $2 million provision for probable losses inherent in lending-related commitments, compared with a $7 million credit for the same period last year.
For the year-to-date period, the increase in noninterest expense was due largely to increases in the personnel (see further discussion on page 47), net occupancy and “miscellaneous expense” components. The increase in net occupancy expense resulted from a $30 million charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis. The growth in miscellaneous expense was due primarily to a $20 million contribution to the Key Foundation recorded during the first quarter that will be used to fund future contributions.
Figure 11. Noninterest Expense

	Three months				Six months
	ended June 30,		Change		ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Personnel	$386	$371	$15	4.0%	$776	$744	$32	4.3%
Net occupancy	55	61	(6)	(9.8)	146	119	27	22.7
Computer processing	50	48	2	4.2	101	92	9	9.8
Equipment	28	30	(2)	(6.7)	56	61	(5)	(8.2)
Professional fees	30	29	1	3.4	58	54	4	7.4
Marketing	34	30	4	13.3	59	53	6	11.3
Other expense:
Operating lease expense	40	38	2	5.3	78	76	2	2.6
Postage and delivery	12	13	(1)	(7.7)	25	26	(1)	(3.8)
Telecommunications	8	7	1	14.3	15	14	1	7.1
Franchise and business taxes	9	9	—	—	17	8	9	112.5
OREO expense, net	2	7	(5)	(71.4)	4	11	(7)	(63.6)
Provision for losses on lending-related commitments	2	(7)	9	N/M	(9)	(7)	(2)	(28.6)
Miscellaneous expense	97	81	16	19.8	196	163	33	20.2

Total other expense	170	148	22	14.9	326	291	35	12.0

Total noninterest expense	$753	$717	$36	5.0%	$1,522	$1,414	$108	7.6%

Average full-time equivalent employees	19,429	19,514	(85)	(.4)%	19,534	19,548	(14)	(.1)%

N/M = Not Meaningful
Personnel. As shown in Figure 12, personnel expense, the largest category of Key’s noninterest expense, rose by $32 million, or 4%, from the first six months of 2004, reflecting increases in all personnel expense components with the exception of incentive compensation.

Figure 12. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Salaries	$218	$210	$8	3.8%	$436	$419	$17	4.1%
Incentive compensation	92	92	—	—	172	177	(5)	(2.8)
Employee benefits	65	59	6	10.2	140	130	10	7.7
Stock-based compensation	9	8	1	12.5	20	15	5	33.3
Severance	2	2	—	—	8	3	5	166.7

Total personnel expense	$386	$371	$15	4.0%	$776	$744	$32	4.3%

For the second quarter of 2005, the average number of full-time equivalent employees was 19,429, compared with 19,571 for the first quarter of 2005 and 19,514 for the year-ago quarter.
Franchise and business taxes. The increase in franchise and business taxes from the first half of 2004 shown in Figure 11 was largely the result of a $7 million adjustment recorded during the first quarter of 2004 to reverse certain business taxes that had been overaccrued.
Income taxes
The provision for income taxes was $115 million for the second quarter of 2005, compared with $90 million for the comparable period in 2004. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 28.3% for the second quarter of 2005, compared with 27.4% for the year-ago quarter. For the first six months of 2005, the provision for income taxes was $224 million, compared with $192 million for the first half of 2004. The effective tax rates for these periods were 28.8% and 28.2%, respectively.
The effective tax rates for both the current and prior year are substantially below Key’s combined federal and state tax rate of 37.5%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, and credits associated with investments in low-income housing projects. In addition, a lower tax rate is applied to portions of the equipment lease portfolio that are managed by a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this foreign subsidiary overseas, no deferred income taxes are recorded on those earnings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”
The increases in the effective tax rates from those reported for the comparable quarterly and year-to-date periods last year reflected the fact that tax-exempt interest income and income from corporate-owned life insurance each represented a lower percentage of income before income taxes in the current year, while the level of state income taxes represented a higher percentage. The increase in the quarterly effective tax rate also reflected a lower tax benefit associated with the equipment lease portfolio. Increases in the effective rates from those reported one year ago were moderated by higher dividends received deductions.

Financial Condition
Loans
At June 30, 2005, total loans outstanding were $68.0 billion, compared with $67.7 billion at December 31, 2004, and $63.4 billion at June 30, 2004. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans”) on page 18. The growth in our loans over the past twelve months was attributable largely to the stronger demand for commercial loans in an improving economy. In addition, commercial loan growth was bolstered by the acquisitions of EverTrust and AEBF during the fourth quarter of 2004.
The growth of the total loan portfolio was moderated by loan sales completed to improve the profitability or risk profile of the overall portfolio, or to accommodate our asset/liability management needs. These transactions included the sales of the prime and nonprime segments of Key’s indirect automobile loan portfolio, which were completed in the first and second quarters of 2005, respectively, and the fourth quarter 2004 sale of Key’s broker-originated home equity loan portfolio, all of which were a result of our decision to exit these businesses.
Over the past several years, we have used alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, several acquisitions have improved our ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
Commercial loan portfolio. Commercial loans outstanding increased by $7.1 billion, or 19%, from one year ago. Over the past year, all major segments of the commercial loan portfolio experienced growth, reflecting improvement in the economy. In addition, acquisitions added an aggregate $2.1 billion to outstanding balances, primarily in the lease financing and commercial mortgage portfolios. The growth in the commercial loan portfolio was broad-based and spread among a number of industry sectors.
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
Commercial real estate loans related to both owner and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At June 30, 2005, Key’s commercial real estate portfolio included mortgage loans of $8.0 billion and construction loans of $6.2 billion. The average size of a mortgage loan was $.6 million and the largest mortgage loan had a balance of $84 million. The average size of a construction loan commitment was $7 million. The largest construction loan commitment was $107 million, of which $22 million was outstanding.
Key conducts its commercial real estate lending business through two primary sources: a thirteen-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. The KeyBank Real Estate Capital line of business deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 60% of Key’s total average commercial real estate loans during the second quarter of 2005. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 13, is diversified by both industry type and geography.
In June 2005, we announced plans to further expand our FHA financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas. This is one in a series of acquisitions that we have initiated over the past several years to build upon the success we have experienced in our commercial mortgage origination and servicing area.

Figure 13. Commercial Real Estate Loans

June 30, 2005	Geographic Region					Percent of
dollars in millions	East	Midwest	Central	West	Total	Total

Nonowner-occupied:
Multi-family properties	$612	$597	$539	$687	$2,435	17.1%
Residential properties	438	156	224	699	1,517	10.7
Retail properties	186	561	203	129	1,079	7.7
Warehouses	160	150	83	108	501	3.5
Land and Development	180	58	89	107	434	3.0
Office buildings	123	92	96	104	415	2.9
Manufacturing facilities	8	24	5	13	50	.3
Hotels/Motels	3	36	1	3	43	.3
Health facility	14	3	—	20	37	.3
Other	327	291	12	30	660	4.6

	2,051	1,968	1,252	1,900	7,171	50.4
Owner-occupied	1,687	2,523	772	2,085	7,067	49.6

Total	$3,738	$4,491	$2,024	$3,985	$14,238	100.0%

Nonowner-occupied:
Nonperforming loans	$3	$3	—	—	$6	N/M
Accruing loans past due 90 days or more	—	7	—	—	7	N/M
Accruing loans past due 30 through 89 days	40	20	$1	$13	74	N/M

N/M = Not Meaningful
Consumer loan portfolio. As shown in Note 6, consumer loans outstanding decreased by $3.2 billion, or 13%, from one year ago. The decline was due primarily to two factors. In December 2004, we reclassified $1.7 billion of indirect automobile loans to held-for-sale status in anticipation of their sale. During the first and second quarters of 2005, we completed the sales of the prime and nonprime segments of this portfolio, respectively. In addition, since June 30, 2004, we sold $1.1 billion of broker-originated home equity loans within the Key Home Equity Services division. Most of these loans were sold during the fourth quarter as a result of our decision to exit this business. The loan sales discussed above are part of our strategy for improving Key’s returns and achieving desired interest rate and credit risk profiles.
During the same period, residential real estate loans decreased because most of the new loans originated by Key over the past twelve months were originated for sale. The overall decline in consumer loans was offset in part by growth in home equity loans generated by the Community Banking line of business discussed below.
Excluding loan sales, acquisitions and the reclassification of the indirect automobile loan portfolio to held-for-sale status, consumer loans would have decreased only slightly during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Community Banking line of business (75% of the home equity portfolio at June 30, 2005) and the National Home Equity unit within our Consumer Finance line of business.
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

Figure 14. Home Equity Loans

	2005		2004
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF LOANS OUTSTANDING AT PERIOD END
Community Banking	$10,404	$10,416	$10,554	$10,472	$10,249

Champion Mortgage Company	2,817	2,869	2,866	2,882	2,879
Key Home Equity Services division	700	651	642	1,596	1,625

National Home Equity unit	3,517	3,520	3,508	4,478	4,504

Total	$13,921	$13,936	$14,062	$14,950	$14,753

Nonperforming loans at period end	$74	$76	$80	$149	$151
Net charge-offs for the period	5	5	24	7	10
Yield for the period	6.49%	6.19%	5.94%	5.67%	5.53%

Sales and securitizations. During the past twelve months, Key sold $2.0 billion of commercial real estate loans, $1.4 billion of education loans ($1.2 billion through securitizations), $1.6 billion of indirect consumer loans, $1.2 billion of home equity loans, $375 million of residential real estate loans, and $162 million of commercial loans.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦   whether particular lending businesses meet our performance standards or fit with our relationship banking strategy;
♦   whether the characteristics of a specific loan portfolio make it conducive to securitization;
♦   the relative cost of funds;
♦   the level of credit risk; and
♦   capital requirements.
Figure 15 summarizes Key’s loan sales (including securitizations) for the first half of 2005 and all of 2004.
Figure 15. Loans Sold

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Indirect	Education	Total

2005
Second quarter	$21	$336	—	$99	—	$635	$128	$1,219
First quarter	18	389	—	98	$31	992	208	1,736

Total	$39	$725	—	$197	$31	$1,627	$336	$2,955

2004
Fourth quarter	$43	$760	—	$99	$1,058	—	$118	$2,078
Third quarter	80	508	—	79	85	—	976	1,728
Second quarter	87	652	$5	121	70	$283	104	1,322
First quarter	130	198	—	61	664	—	138	1,191

Total	$340	$2,118	$5	$360	$1,877	$283	$1,336	$6,319

Figure 16 shows loans that are either administered or serviced by Key, but not recorded on its balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. Excluded from amounts shown in the figure are approximately $1.4 billion of automobile loans serviced as of June 30, 2005. These loans represent a portion of the indirect automobile loan portfolio sold in March and April of this year that is being serviced temporarily as an accommodation to the purchasers. We anticipate that this servicing arrangement will come to an end during the third quarter. In the event of default, Key is subject to recourse with respect to approximately $618 million of the $43.7 billion of loans administered or serviced at June 30, 2005. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

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
Figure 16. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2005	2005	2004	2004	2004

Commercial real estate loans	$38,630	$35,534	$33,252	$29,098	$27,861
Education loans	4,708	4,861	4,916	4,978	4,327
Home equity loans	96	116	130	147	168
Commercial loans	222	216	210	192	180
Commercial lease financing	35	40	45	—	—

Total	$43,691	$40,767	$38,553	$34,415	$32,536

Securities
At June 30, 2005, the securities portfolio totaled $8.7 billion and included $7.3 billion of securities available for sale, $59 million of investment securities and $1.4 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2004, was $8.9 billion, including $7.5 billion of securities available for sale, $71 million of investment securities and $1.4 billion of other investments. The weighted-average maturity of the portfolio was 2.2 years at June 30, 2005, compared with 2.3 years at December 31, 2004.
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
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (“CMO”) is a debt security that is secured by a pool of mortgages or mortgage-backed securities. At June 30, 2005, Key had $6.7 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared with $6.7 billion at December 31, 2004, and $6.6 billion at June 30, 2004. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-duration class bonds that are structured to have more predictable cash flows than longer-term class bonds.
Figure 17 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 16.

Figure 17. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained				Weighted
	Agencies and	Political	Mortgage	Backed	Interests in	Other			Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [c]		Total	Yield [b]

JUNE 30, 2005
Remaining maturity:
One year or less	$250	$1	$303	$4	$19	$21		$598	4.97%
After one through five years	16	2	6,073	214	100	99		6,504	4.19
After five through ten years	2	7	20	52	58	2		141	9.45
After ten years	2	10	2	9	—	5		28	7.18

Fair value	$270	$20	$6,398	$279	$177	$127		$7,271	—
Amortized cost	270	19	6,498	274	97	117		7,275	4.36%
Weighted-average yield	3.06%	7.11%	3.79%	5.58%	42.86%	4.07%	[b]	4.36%	—
Weighted-average maturity	.3 years	10.8 years	2.2 years	3.9 years	4.6 years	4.1 years		2.2 years	—

DECEMBER 31, 2004
Fair value	$227	$22	$6,370	$330	$193	$309		$7,451	—
Amortized cost	227	21	6,460	322	103	298		7,431	4.26%

JUNE 30, 2004
Fair value	$62	$21	$6,256	$372	$173	$139		$7,023	—
Amortized cost	62	21	6,395	364	101	135		7,078	4.34%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Weighted-average yields are calculated based on amortized cost and exclude securities of $96 million at June 30, 2005, that have no stated yield. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(c)	Includes primarily marketable equity securities.
Investment securities. Securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 18 shows the composition, yields and remaining maturities of these securities.
Figure 18. Investment Securities

	States and			Weighted
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

JUNE 30, 2005
Remaining maturity:
One year or less	$13	—	$13	9.57%
After one through five years	29	$13	42	6.82
After five through ten years	4	—	4	8.93
After ten years	—	—	—	9.23

Amortized cost	$46	$13	$59	7.60%
Fair value	48	13	61	—
Weighted-average maturity	2.2 years	2.8 years	2.3 years	—

DECEMBER 31, 2004
Amortized cost	$58	$13	$71	8.01%
Fair value	61	13	74	—

JUNE 30, 2004
Amortized cost	$68	$13	$81	8.19%
Fair value	72	13	85	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit ___are carried at fair value, which aggregated $814 million at June 30, 2005, $816 million at December 31, 2004, and $788 million at June 30, 2004. They represent approximately 58% of other investments at June 30, 2005, and include direct and indirect investments predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.
In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.
Deposits and other sources of funds
“Core deposits” ___ domestic deposits other than certificates of deposit of $100,000 or more ___ are Key’s primary source of funding. During the second quarter of 2005, core deposits averaged $46.8 billion and represented 60% of the funds Key used to support earning assets, compared with $43.4 billion and 59%, respectively, during the same quarter in 2004. The composition of Key’s deposits is shown in Figure 5, which spans pages 41 and 42.
The increase in the level of Key’s average core deposits during the past twelve months was due primarily to higher levels of NOW accounts, money market deposit accounts and noninterest-bearing deposits. This growth was slightly offset by a 2% decrease in savings deposits. These results reflect client preferences for investments that provide high levels of liquidity in a low interest rate environment. Average noninterest-bearing deposits also increased because of continued cross-selling efforts, focused sales and marketing efforts on our free checking products, and the collection of more escrow deposits associated with the servicing of commercial real estate loans.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $15.9 billion in the second quarter of 2005, compared with $14.4 billion during the year-ago quarter. The increase was attributable primarily to a higher level of foreign branch deposits. These purchased funds have grown over the past several quarters due in part to increased funding needs stemming from stronger demand for commercial loans.
We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital

Shareholders’ equity. Total shareholders’ equity at June 30, 2005, was $7.4 billion, up $235 million from December 31, 2004. Factors contributing to the change in shareholders’ equity during the first half of 2005 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Changes in common shares outstanding. Share repurchases and other activities that caused the change in Key’s outstanding common shares over the past five quarters are shown in Figure 19 below.
Figure 19. Changes in Common Shares Outstanding

in thousands	2Q05	1Q05	4Q04	3Q04	2Q04

Shares outstanding at beginning of period	407,297	407,570	405,723	407,243	412,153
Issuance of shares under employee benefit and dividend reinvestment plans	934	2,227	1,847	980	1,128
Repurchase of common shares	—	(2,500)	—	(2,500)	(6,038)

Shares outstanding at end of period	408,231	407,297	407,570	405,723	407,243

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date. Key did not repurchase any shares during the three months ended June 30, 2005, leaving 26,961,248 shares that may be repurchased under the authorization as of June 30, 2005.
At June 30, 2005, Key had 83,657,893 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first half of 2005, Key reissued 3,161,218 treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.08% at June 30, 2005, and 7.92% at June 30, 2004. Key’s ratio of tangible equity to tangible assets was 6.60% at June 30, 2005, and is within our targeted range of 6.25% to 6.75%. Management believes that Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 74 of Key’s 2004 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2005, Key’s Tier 1 capital ratio was 7.68%, and its total capital ratio was 11.72%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2005, Key had a leverage ratio of 8.49%.
Federal bank regulators group Federal Deposit Insurance Corporation (“FDIC”)-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at June 30, 2005, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at June 30, 2005. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or its affiliate bank.
Figure 20 presents the details of Key’s regulatory capital position at June 30, 2005, December 31, 2004, and June 30, 2004.

Figure 20. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2005	2004	2004

TIER 1 CAPITAL
Common shareholders’ equity[a]	$7,406	$7,143	$6,897
Qualifying capital securities	1,542	1,292	1,292
Less: Goodwill	1,342	1,359	1,150
Other assets[b]	151	132	65

Total Tier 1 capital	7,455	6,944	6,974

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,157	1,205	1,112
Net unrealized gains on equity securities available for sale	3	3	2
Qualifying long-term debt	2,764	2,880	2,525

Total Tier 2 capital	3,924	4,088	3,639

Total risk-based capital	$11,379	$11,032	$10,613

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$74,153	$73,911	$69,173
Risk-weighted off-balance sheet exposure	24,280	23,519	20,324
Less: Goodwill	1,342	1,359	1,150
Other assets[b]	714	649	464
Plus: Market risk-equivalent assets	675	733	254

Gross risk-weighted assets	97,052	96,155	88,137
Less: Excess allowance for losses on loans and lending-related commitments	—	—	227

Net risk-weighted assets	$97,052	$96,155	$87,910

AVERAGE QUARTERLY TOTAL ASSETS	$89,915	$89,248	$85,323

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.68%	7.22%	7.93%
Total risk-based capital ratio	11.72	11.47	12.07
Leverage ratio[c]	8.49	7.96	8.34

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19,1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b) and deductible portions of nonfinancial equity investments.

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
Interest rate risk management
Key’s Asset/Liability Management Policy Committee (“ALCO”) has developed a program to measure and manage interest rate risk. This senior management committee is also responsible for approving Key’s asset/liability management (“A/LM”) policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Key’s sensitivity to changes in interest rates.
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
As discussed above, over the past year, Key has been operating with a slight asset-sensitive position. Deposit growth, sales of fixed-rate consumer loans, and the maturity of received fixed A/LM interest rate swaps have contributed to Key’s efforts in managing net interest income in light of the rise in short-term interest rates that has occurred during this period. Additionally, simulation model assumptions have been refined to address anticipated changes in deposit pricing on select products in a very competitive marketplace. Considering Key’s current asset-sensitive position, its net interest income should have a tendency to benefit from rising interest rates, but could be adversely affected if interest rates were to decline to near year-ago levels. Key manages interest rate risk with a long-term perspective in mind. Accordingly, our rate risk guidelines currently call for a relatively neutral position with a bias to be modestly liability-sensitive longer-term.
As of June 30, 2005, based on the results of our simulation model using Key’s “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income to increase by approximately .82% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Conversely, if short-term interest rates gradually decrease by 200 basis points over the next twelve months, net interest income would be expected to decrease by approximately 1.03%.
The results of the above scenarios reflect the fact that Key’s balance sheet is currently asset-sensitive to changes in short-term interest rates over the next year. Key’s asset-sensitive position to a decrease in interest rates stems from the fact that short-term rates were relatively low at June 30, 2005. Consequently, the results of the simulation model reflect management’s assumption that yields on earning assets will decline faster than rates paid on deposits and borrowings. This is particularly true for CMOs held in the securities available for sale portfolio. When interest rates decrease, prepayments on CMOs are generally more rapid, resulting in lower reinvestment yields and a higher level of premium amortization. To mitigate the risk of a potentially adverse effect on earnings, management uses interest rate swaps while maintaining the flexibility to lower rates on deposits, if necessary.
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
As of June 30, 2005, based on the results of our model in which we simulate the effect of increasing market interest rates in the second year of a two-year time horizon using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to increase by approximately .23% if short-term interest rates gradually increase by 200 basis points during that year but remain unchanged during the first year. Conversely, if short-term interest rates gradually decrease by 200 basis points in the second year but remain unchanged in the first year, net interest income would be expected to decrease by approximately .41% during the second year.
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
We actively manage our interest rate sensitivity through securities, debt issuance and derivatives. Key’s two major business groups conduct activities that generally result in an asset-sensitive position. To compensate, we typically issue floating-rate debt, or fixed-rate debt swapped to floating, so that the rate paid on deposits and borrowings in the aggregate will respond more quickly to market forces. Interest rate swaps are the primary tool we use to modify our interest rate sensitivity and our asset and liability durations. During 2003, management focused on interest rate swap maturities of two years or less to preserve the flexibility of changing from “liability-sensitive” to “asset-sensitive” in a relatively short period of time. Since September 30, 2003, management has moved toward, then maintained, an “asset-sensitive” interest rate risk profile. During 2004, the shift to asset sensitivity reflected maturities, early terminations and a lower volume of new interest rate swaps related to conventional asset/liability management. During the fourth quarter of 2004, we terminated receive fixed interest rate swaps with a notional amount of $3.2 billion in advance of their maturity dates to achieve our desired interest rate sensitivity position. These terminations were completed because the growth of our fixed-rate loans and leases, which was bolstered by the acquisition of AEBF, exceeded the growth in fixed-rate liabilities.
The decision to use interest rate swaps rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 21 shows the maturity structure for all swap positions held for asset/liability management purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 13 (“Derivatives and Hedging Activities”), which begins on page 28.
Figure 21. Portfolio Swaps By Interest Rate Risk Management Strategy

	June 30, 2005					June 30, 2004
				Weighted-Average Rate
	Notional	Fair	Maturity			Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LM [a]	$3,400	$1	.5	3.0%	3.2%	$10,925	$(5)
Receive fixed/pay variable—conventional debt	5,663	282	8.2	5.3	3.3	5,724	165
Pay fixed/receive variable—conventional debt	967	(42)	4.9	2.9	4.4	1,219	(24)
Pay fixed/receive variable—forward starting	—	—	—	—	—	29	—
Foreign currency—conventional debt	2,497	(86)	3.9	3.0	3.5	1,503	264
Basis swaps[b]	9,800	(1)	.7	3.2	3.1	11,300	(3)

Total portfolio swaps	$22,327	$154	3.1	3.7%	3.3%	$30,700	$397

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Key’s securities and term debt portfolios are also used to manage interest rate risk. Details regarding the securities portfolio can be found in the discussion of securities, beginning on page 51, and in Note 5 (“Securities”), which begins on page 16. CMOs, the majority of which have relatively short average lives, have been used in conjunction with swaps to manage our interest rate risk position.
Trading portfolio risk management
Key’s trading portfolio is described in Note 13.
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Key’s Financial Markets Committee has established VAR limits for its trading units. At June 30, 2005, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.
Key is operating within the above constraints. During the first six months of 2005, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.7 million, $1.0 million and $5.3 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.2 million, $.8 million and $2.0 million, respectively.
As noted in the discussion of investment banking and capital markets income on page 45, Key used interest rate swaps to manage the economic risk associated with its sale of the indirect automobile loan portfolio. Even though these derivatives were not subject to VAR trading limits, Key measured their exposure on a daily basis and the results are included in the VAR amounts indicated above for the first six months of 2005. The daily average, minimum and maximum VAR exposures for these derivatives were $1.4 million, $.09 million and $3.6 million, respectively.

Credit risk management
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. It is inherent in the financial services industry, and results from extending credit to clients, purchasing securities and entering into financial derivative contracts.
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
Allowance for loan losses. The allowance for loan losses at June 30, 2005, was $1.100 billion, or 1.62% of loans. This compares with $1.276 billion, or 2.01% of loans, at June 30, 2004. The allowance includes $8 million that was specifically allocated for impaired loans of $30 million at June 30, 2005, compared with $16 million that was allocated for impaired loans of $52 million a year ago. For more information about impaired loans, see Note 8 (“Impaired Loans and Other Nonperforming Assets”) on page 20. At June 30, 2005, the allowance for loan losses was 375.43% of nonperforming loans, compared with 281.06% at June 30, 2004.
During the first quarter of 2004, Key reclassified $70 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. Earnings for the first quarter of 2004 and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expense and other liabilities” on the balance sheet and totaled $57 million at June 30, 2005, compared with $63 million at June 30, 2004. Key establishes the amount of this allowance by analyzing its lending-related commitments quarterly, or more often if deemed necessary.
Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 56 of Key’s 2004 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at June 30, 2005, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
The level of watch credits in the commercial portfolio has been progressively decreasing since the end of 2002. Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits over the past twelve months were institutional, middle market and healthcare. These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key’s strategy to limit the concentration of credit risk in any single portfolio.

As shown in Figure 22, the decrease in Key’s allowance for loan losses since June 30, 2004, was attributable to developments in both the commercial and consumer loan portfolios.
♦	Credit quality trends in certain commercial loan portfolios have been improving.

♦	During the fourth quarter of 2004, we sold Key’s broker-originated home equity loan portfolio and reclassified the indirect automobile loan portfolio to held-for-sale status in anticipation of its sale. The prime segment of this portfolio was sold during the first quarter of 2005, and the nonprime segment was sold during the second quarter.

♦	During the second quarter of 2004, we sold the indirect recreational vehicle loan portfolio.
During the first quarter of 2005, the allowance for loan losses as of December 31, 2004, and June 30, 2004, was reallocated among the various segments of Key’s loan portfolio. This reallocation resulted from a change in the methodology for allocating the allowance established for nonimpaired loans. The process used by management to establish this portion of the allowance is described in Note 1 of Key’s 2004 Annual Report to Shareholders.
Figure 22. Allocation of the Allowance for Loan Losses

	June 30, 2005			December 31, 2004			June 30, 2004
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loan Type		Allowance	Loan Type		Allowance	Loan Type
		to Total	to Total		to Total	to Total		to Total	to Total
dollars in millions	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Commercial, financial and agricultural	$550	50.0%	29.2%	$560	49.2%	28.6%	$684	53.6%	27.9%
Real estate — commercial mortgage	36	3.3	11.7	38	3.3	11.1	39	3.1	10.0
Real estate — construction	143	13.0	9.2	147	12.9	8.1	138	10.8	7.7
Commercial lease financing	212	19.2	14.9	224	19.7	15.0	147	11.5	12.9

Total commercial loans	941	85.5	65.0	969	85.1	62.8	1,008	79.0	58.5
Real estate — residential mortgage	10	.9	2.1	9	.8	2.2	1	.1	2.4
Home equity	68	6.2	20.5	65	5.7	20.8	48	3.8	23.3
Consumer — direct	44	4.0	2.7	45	4.0	2.9	68	5.3	3.3
Consumer — indirect lease financing	3	.3	.1	4	.4	.1	8	.6	.3
Consumer — indirect other	34	3.1	4.8	46	4.0	4.8	143	11.2	8.1

Total consumer loans	159	14.5	30.2	169	14.9	30.8	268	21.0	37.4
Loans held for sale	—	—	4.8	—	—	6.4	—	—	4.1

Total	$1,100	100.0%	100.0%	$1,138	100.0%	100.0%	$1,276	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the second quarter of 2005 totaled $48 million, or .29% of average loans. As a percentage of average loans, they remained at their lowest level since the fourth quarter of 1995. These results compare with net charge-offs of $104 million, or .67% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 23. The decrease in net charge-offs from the year-ago quarter occurred primarily in the middle market segment of the commercial, financial and agricultural loan portfolio, and in the indirect consumer loan portfolio, due largely to the reclassification of the indirect automobile loan portfolio to held-for-sale status in the fourth quarter of 2004, and the sale of the indirect recreational vehicle loan portfolio one year ago.

Figure 23. Summary of Loan Loss Experience

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2005	2004	2005	2004

Average loans outstanding during the period	$67,660	$62,484	$67,858	$62,347

Allowance for loan losses at beginning of period	$1,128	$1,306	$1,138	$1,406
Loans charged off:
Commercial, financial and agricultural	20	43	45	95
Real estate ___ commercial mortgage	9	10	12	18
Real estate ___ construction	___	5	5	5

Total commercial real estate loans[a]	9	15	17	23
Commercial lease financing	13	15	25	25

Total commercial loans	42	73	87	143
Real estate ___ residential mortgage	1	4	3	6
Home equity	7	11	13	28
Consumer ___ direct	10	11	18	23
Consumer ___ indirect lease financing	1	2	2	5
Consumer ___ indirect other	14	47	30	92

Total consumer loans	33	75	66	154

	75	148	153	297
Recoveries:
Commercial, financial and agricultural	5	13	10	26
Real estate ___ commercial mortgage	___	1	1	2
Real estate ___ construction	2	4	2	4

Total commercial real estate loans[a]	2	5	3	6
Commercial lease financing	10	4	20	7

Total commercial loans	17	22	33	39
Real estate ___ residential mortgage	1	1	1	1
Home equity	2	1	3	2
Consumer ___ direct	2	2	4	4
Consumer ___ indirect lease financing	___	1	1	2
Consumer ___ indirect other	5	17	9	34

Total consumer loans	10	22	18	43
	27	44	51	82

Net loans charged off	(48)	(104)	(102)	(215)
Provision for loan losses	20	74	64	155
Reclassification of allowance for credit losses on lending-related commitments [b]	—	—	—	(70)

Allowance for loan losses at end of period	$1,100	$1,276	$1,100	$1,276

Net loan charge-offs to average loans	.29%	.67%	.31%	.69%
Allowance for loan losses to period-end loans	1.62	2.01	1.62	2.01
Allowance for loan losses to nonperforming loans	375.43	281.06	375.43	281.06

(a)	See Figure 13 on page 49 and the accompanying discussion on page 48 for more information related to Key’s commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 24 shows the composition of Key’s nonperforming assets, which have declined for eleven consecutive quarters and are at their lowest level in more than a decade. These assets totaled $338 million at June 30, 2005, and represented .50% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $540 million, or .85%, at June 30, 2004. As shown in Figure 24, reductions in nonperforming loans in the commercial, financial and agricultural; commercial mortgage, and home equity portfolios, along with a substantial decrease in OREO, drove the improvement.
At June 30, 2005, our 20 largest nonperforming loans totaled $104 million, representing 35% of total loans on nonperforming status.
The level of Key’s delinquent loans has also experienced a downward trend, due in part to changes in the composition of Key’s consumer loan portfolio that resulted from the fourth quarter 2004 sale of the broker-originated home equity loan portfolio and the sales of the prime and nonprime segments of the indirect automobile loan portfolio during the first and second quarters of 2005, respectively. The improvement also reflects a greater emphasis placed on lending secured by real estate.
Figure 24. Summary of Nonperforming Assets and Past Due Loans

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2005	2005	2004	2004	2004

Commercial, financial and agricultural	$61	$51	$43	$61	$114

Real estate — commercial mortgage	33	36	31	49	61
Real estate — construction	3	5	20	1	1

Total commercial real estate loans(a)	36	41	51	50	62
Commercial lease financing	73	75	84	74	59

Total commercial loans	170	167	178	185	235
Real estate — residential mortgage	38	43	39	36	38
Home equity	74	76	80	149	151
Consumer — direct	4	3	3	4	13
Consumer — indirect lease financing	1	5	1	1	2
Consumer — indirect other	6	11	15	15	15

Total consumer loans	123	138	138	205	219

Total nonperforming loans	293	305	316	390	454

OREO	33	58	53	60	71
Allowance for OREO losses	(2)	(4)	(4)	(5)	(8)

OREO, net of allowance	31	54	49	55	63
Other nonperforming assets	14	12	14	15	23

Total nonperforming assets	$338	$371	$379	$460	$540

Accruing loans past due 90 days or more	$74	$79	$122	$139	$114
Accruing loans past due 30 through 89 days	475	495	491	602	622

Nonperforming loans to period-end loans	.43%	.45%	.47%	.61%	.72%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.50	.55	.56	.71	.85

(a)	See Figure 13 on page 49 and the accompanying discussion on page 48 for more information related to Key’s commercial real estate portfolio.

Credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 25. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 26.

Figure 25. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
June 30, 2005	Total	Loans		% of Loans
dollars in millions	Commitments[a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$9,986	$3,306	$6	.2%
Services	8,933	2,720	6	.2
Retail trade	5,880	3,606	5	.1
Financial services	4,947	1,708	—	—
Property management	3,742	1,353	4	.3
Public utilities	3,506	330	—	—
Wholesale trade	3,268	1,378	15	1.1
Insurance	2,072	100	—	—
Building contractors	1,842	859	3	.3
Public administration	1,068	272	—	—
Transportation	1,047	456	5	1.1
Communications	911	352	—	—
Agriculture/forestry/fishing	873	535	9	1.7
Mining	646	209	—	—
Individuals	97	68	—	—
Other	3,318	2,597	8	.3

Total	$52,136	$19,849	$61	.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 26. Summary of Changes in Nonperforming Loans

	2005		2004
in millions	Second	First	Fourth	Third	Second

Balance at beginning of period	$305	$316	$390	$454	$587
Loans placed on nonaccrual status	53	69	95	94	68
Charge-offs	(48)	(54)	(91)	(76)	(104)
Loans sold	—	(5)	(66)	(35)	(33)
Payments	(13)	(9)	(11)	(32)	(62)
Transfers to OREO	(4)	(12)	—	—	—
Loans returned to accrual status	—	—	(1)	(15)	(2)

Balance at end of period	$293	$305	$316	$390	$454

Liquidity risk management
Key’s ALCO has also developed a program to measure and manage liquidity and associated risk.
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
In accordance with A/LM policy, Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on its liquidity over various time periods. These debt ratings, which are presented in Figure 27 on page 67, have a direct impact on our cost of funds and our ability to raise funds under normal and adverse conditions. The stress test scenarios also include major disruptions to our funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how we would manage fluctuations on the balance sheet. Several alternatives for enhancing Key’s liquidity are actively managed on a regular basis. These include emphasizing client deposit generation, securitization market alternatives, loan sales, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Key also measures its capacity to borrow using various debt instruments and funding markets. On occasion, Key will guarantee a subsidiary’s obligations in transactions with third parties. Management closely monitors the extension of such guarantees to ensure that Key will retain ample liquidity in the event it must step in to provide financial support. The results of our stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least the one-year period addressed in the tests.
Key also maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also addresses the assignment of specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at June 30, 2005.
Key monitors its funding sources and measures its capacity to obtain funds in a variety of wholesale funding markets. This is done with the objective of maintaining an appropriate mix of funds considering both cost and availability. We use several tools as described on page 45 of Key’s 2004 Annual Report to Shareholders to actively manage and maintain sufficient liquidity on an ongoing basis.
Key’s largest cash flows relate to both investing and financing activities. During 2004 and the first six months of 2005, the primary sources of cash from investing activities have been loan sales, and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending, purchases of new securities, and acquisitions completed in 2004.
During 2004 and the first six months of 2005, the primary sources of cash from financing activities have been the growth in deposits (including growth in eurodollar deposits during 2004), the issuance of long-term debt and the use of short-term borrowings during 2005. During the same period, significant outlays of cash have been made to repay debt issued in prior periods. Cash outlays were also made during 2004 to reduce the level of short-term borrowings.
The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the six-month periods ended June 30, 2005 and 2004.

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
During the first six months of 2005, KBNA paid the parent a total of $425 million in dividends, and nonbank subsidiaries paid a total of $93 million in dividends. As of the close of business on June 30, 2005, KBNA had an additional $731 million available to pay dividends to the parent company without prior regulatory approval and without affecting its status as “well-capitalized” under the FDIC-defined capital categories. The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At June 30, 2005, the parent company held $1.2 billion in cash and short-term investments, which management projected to be sufficient to meet the parent’s debt repayment obligations over a period of approximately sixteen months.
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
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first six months of 2005, there were $550 million of notes issued under this program. These notes have original maturities in excess of one year and are included in “long-term debt.” At June 30, 2005, $15.3 billion was available for future issuance.
Euro note program. Under Key’s euro note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. There were $666 million of notes issued under this program during the first six months of 2005. At June 30, 2005, $6.4 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. Of this amount, $1.9 billion has been allocated for issuance of medium-term notes. At June 30, 2005, unused capacity under the parent’s shelf registration statement totaled $2.7 billion.
Commercial paper and revolving credit. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of June 30, 2005, there were no borrowings outstanding under the commercial paper program.

Key has a separate commercial paper program that provides funding availability of up to $1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of June 30, 2005, borrowings outstanding under this commercial paper program totaled C$768 million in Canadian currency and $56 million in U.S. currency (equivalent to C$70 million in Canadian currency).
Key’s debt ratings are shown in Figure 27. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 27. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
June 30, 2005	Borrowings	Debt	Debt	Securities

KeyCorp (the parent company)

Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA

Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)

Dominion Bond Rating Service(a)	R-1 (middle)	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
N/A=Not Applicable
On June 16, 2005, Moody’s Investors Service confirmed the long-term and short-term ratings of KeyCorp, and the long-term ratings of KBNA and KeyCorp’s other subsidiaries, and raised the outlook for these entities to stable.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 12 (“Contingent Liabilities and Guarantees”), which begins on page 24 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in the Capital section under the heading “Changes in common shares outstanding” on page 53 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders
At the 2005 Annual Meeting of Shareholders of KeyCorp held on May 5, 2005, the shareholders elected five directors to serve for three-year terms expiring in 2008 and ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of KeyCorp for the year ending December 31, 2005. Director nominees for terms expiring in 2008 were: Edward P. Campbell, H. James Dallas, Charles R. Hogan, Lauralee E. Martin and Bill R. Sanford. Directors whose terms in office as directors continued after the Annual Meeting of Shareholders were: William G. Bares, Dr. Carol A. Cartwright, Alexander M. Cutler, Henry S. Hemingway, Douglas J. McGregor, Eduardo R. Menascé, Henry L. Meyer III, Steven A. Minter, Thomas C. Stevens and Peter G. Ten Eyck, II.
The vote on each issue was as follows:

	For	Against	Abstain

Election of Directors
Edward P. Campbell	340,281,667	*	10,118,927
H. James Dallas	339,698,089	*	10,702,505
Charles R. Hogan	335,883,570	*	14,517,024
Lauralee E. Martin	339,621,274	*	10,779,320
Bill R. Sanford	339,373,868	*	11,026,726

Ratification of Ernst & Young as independent auditors of KeyCorp	336,292,332	11,015,288	3,092,974

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
Item 6. Exhibits

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP (Registrant)

Date: August 3, 2005	/s/ Lee Irving
By: Lee Irving
Executive Vice President and Chief Accounting Officer