Form 10-Q
period 2005-09-30
KEYCORP /NEW/
filed 2005-11-04
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ______ To ______
Commission File Number 1-11302
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	407,787,197 Shares

(Title of class)	(Outstanding at October 31, 2005)

KEYCORP

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 6.	Exhibits	68

	Signature	69

	Exhibits	70
EX-15 Acknowledgement of Independent Account Firm
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certification for CEO
EX-32.2 906 Certification for CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
dollars in millions	2005	2004	2004

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,660	$2,454	$2,984
Short-term investments	2,394	1,472	2,753
Securities available for sale	7,124	7,451	7,182
Investment securities (fair value: $99, $74 and $82)	98	71	78
Other investments	1,310	1,421	1,341
Loans, net of unearned income of $2,188, $2,225 and $1,986	65,575	63,372	61,968
Less: Allowance for loan losses	1,093	1,138	1,251

Net loans	64,482	62,234	60,717
Loans held for sale	3,595	4,353	2,338
Premises and equipment	593	603	599
Goodwill	1,344	1,359	1,179
Other intangible assets	109	87	32
Corporate-owned life insurance	2,658	2,608	2,574
Accrued income and other assets	5,956	6,634	6,686

Total assets	$92,323	$90,747	$88,463

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$23,541	$21,748	$21,165
Savings deposits	1,922	1,970	1,976
Certificates of deposit ($100,000 or more)	4,783	4,697	4,715
Other time deposits	10,804	10,435	10,212

Total interest-bearing	41,050	38,850	38,068
Noninterest-bearing	12,202	11,581	12,008
Deposits in foreign office — interest-bearing	4,819	7,411	5,767

Total deposits	58,071	57,842	55,843
Federal funds purchased and securities sold under repurchase agreements	3,444	2,145	3,322
Bank notes and other short-term borrowings	3,001	2,515	2,853
Accrued expense and other liabilities	6,248	6,282	6,055
Long-term debt	14,037	14,846	13,444

Total liabilities	84,801	83,630	81,517
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,517	1,491	1,477
Retained earnings	7,719	7,284	7,197
Treasury stock, at cost (83,346,435, 84,319,111 and 86,165,314 shares)	(2,133)	(2,128)	(2,172)
Accumulated other comprehensive loss	(73)	(22)	(48)

Total shareholders’ equity	7,522	7,117	6,946

Total liabilities and shareholders’ equity	$92,323	$90,747	$88,463

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2005	2004	2005	2004

INTEREST INCOME
Loans	$1,006	$810	$2,837	$2,393
Loans held for sale	56	30	190	81
Investment securities	1	2	3	4
Securities available for sale	84	84	244	250
Short-term investments	15	9	37	27
Other investments	12	10	44	26

Total interest income	1,174	945	3,355	2,781
INTEREST EXPENSE
Deposits	273	171	717	493
Federal funds purchased and securities sold under repurchase agreements	31	17	81	37
Bank notes and other short-term borrowings	22	8	58	29
Long-term debt	155	98	427	289

Total interest expense	481	294	1,283	848

NET INTEREST INCOME	693	651	2,072	1,933
Provision for loan losses	43	51	107	206

Net interest income after provision for loan losses	650	600	1,965	1,727
NONINTEREST INCOME
Trust and investment services income	135	135	408	421
Service charges on deposit accounts	82	84	228	254
Investment banking and capital markets income	93	59	212	178
Letter of credit and loan fees	46	38	133	108
Corporate-owned life insurance income	26	25	78	77
Electronic banking fees	24	22	70	62
Net gains from loan securitizations and sales	12	19	41	45
Net securities gains (losses)	3	—	(2)	7
Other income	110	100	349	298

Total noninterest income	531	482	1,517	1,450
NONINTEREST EXPENSE
Personnel	414	394	1,190	1,138
Net occupancy	66	57	212	176
Computer processing	54	49	155	141
Equipment	28	28	84	89
Professional fees	29	27	87	81
Marketing	29	26	88	79
Other expense	161	148	487	439

Total noninterest expense	781	729	2,303	2,143
INCOME BEFORE INCOME TAXES	400	353	1,179	1,034
Income taxes	122	101	346	293

NET INCOME	$278	$252	$833	$741

Per common share:
Net income	$.68	$.62	$2.04	$1.80
Net income — assuming dilution	.67	.61	2.01	1.78
Weighted-average common shares outstanding (000)	410,456	407,187	409,166	411,371
Weighted-average common shares and potential common shares outstanding (000)	415,441	411,575	414,510	416,002

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Income (Loss)	Income

BALANCE AT DECEMBER 31, 2003	416,494	$492	$1,448	$6,838	$(1,801)	$(8)
Net income				741			$741
Other comprehensive income (losses):
Net unrealized gains on securities available for sale, net of income taxes of $5 [a]						6	6
Net unrealized losses on derivative financial instruments, net of income taxes of ($24)						(41)	(41)
Net unrealized gains on common investment funds held in employee welfare benefits trust						1	1
Foreign currency translation adjustments						(6)	(6)

Total comprehensive income							$701

Deferred compensation			15
Cash dividends declared on common shares ($.93 per share)				(382)
Issuance of common shares under employee benefit and dividend reinvestment plans	5,767		14		140
Repurchase of common shares	(16,538)				(511)

BALANCE AT SEPTEMBER 30, 2004	405,723	$492	$1,477	$7,197	$(2,172)	$(48)

BALANCE AT DECEMBER 31, 2004	407,570	$492	$1,491	$7,284	$(2,128)	$(22)
Net income				833			$833
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($21) [a]						(36)	(36)
Net unrealized gains on derivative financial instruments, net of income taxes of $4						8	8
Foreign currency translation adjustments						(22)	(22)
Minimum pension liability adjustment, net of income taxes of ($1)						(1)	(1)

Total comprehensive income							$782

Deferred compensation			27
Cash dividends declared on common shares ($.975 per share)				(398)
Issuance of common shares under employee benefit and dividend reinvestment plans	4,722		(1)		119
Repurchase of common shares	(3,750)				(124)

BALANCE AT SEPTEMBER 30, 2005	408,542	$492	$1,517	$7,719	$(2,133)	$(73)

(a) Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flow (Unaudited)

	Nine months ended September 30,
in millions	2005	2004

OPERATING ACTIVITIES
Net income	$833	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	107	206
Depreciation expense and software amortization	265	261
Net securities (gains) losses	2	(7)
Net gains from principal investing	(44)	(39)
Net gains from loan securitizations and sales	(41)	(45)
Deferred income taxes	137	185
Net decrease in loans held for sale	758	36
Net increase in trading account assets	(255)	(489)
Other operating activities, net	(302)	(505)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,460	344
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	(32)	(31)
Net increase in other short-term investments	(667)	(660)
Purchases of securities available for sale	(2,623)	(1,399)
Proceeds from sales of securities available for sale	128	430
Proceeds from prepayments and maturities of securities available for sale	2,707	1,445
Proceeds from prepayments and maturities of investment securities	17	19
Purchases of other investments	(326)	(407)
Proceeds from sales of other investments	226	155
Proceeds from prepayments and maturities of other investments	199	104
Net increase in loans, excluding acquisitions, sales and divestitures	(2,492)	(3,996)
Purchases of loans	(19)	(38)
Proceeds from loan securitizations and sales	154	1,371
Purchases of premises and equipment	(67)	(75)
Proceeds from sales of premises and equipment	8	6
Proceeds from sales of other real estate owned	58	60

NET CASH USED IN INVESTING ACTIVITIES	(2,729)	(3,016)
FINANCING ACTIVITIES
Net increase in deposits	244	4,997
Net increase in short-term borrowings	1,785	561
Net proceeds from issuance of long-term debt	2,504	2,055
Payments on long-term debt	(2,633)	(3,887)
Purchases of treasury shares	(124)	(511)
Net proceeds from issuance of common stock	97	111
Cash dividends paid	(398)	(382)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,475	2,944

NET INCREASE IN CASH AND DUE FROM BANKS	206	272
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	2,454	2,712

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,660	$2,984

Additional disclosures relative to cash flow:
Interest paid	$1,266	$857
Income taxes paid	193	104
Noncash items:
Net transfer of loans to other real estate owned	$40	$78
Assets acquired	15	—
Liabilities assumed	7	383

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

SFAS No. 123 requires companies like Key that have used the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of accounting for stock options using the fair value method. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. As a result, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The estimated weighted-average fair value of options granted by Key during the nine-month periods ended September 30, 2005 and 2004, was $6.92 and $5.63, respectively.
The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to management’s ability to accurately estimate the fair value of options. The assumptions pertaining to options issued during the three- and nine-month periods ended September 30, 2005 and 2004, are shown in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Average option life	5.0 years	5.0 years	5.0 years	5.1 years
Future dividend yield	3.78%	4.24%	3.79%	4.23%
Share price volatility	.274	.278	.274	.279
Weighted-average risk-free interest rate	4.0%	3.8%	4.0%	3.8%

The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period. The pro forma effect of applying the fair value method of accounting to all forms of stock-based compensation (primarily stock options, restricted stock, performance shares, discounted stock purchase plans and certain deferred compensation-related awards) for the three- and nine-month periods ended September 30, 2005 and 2004, is shown in the following table and would, if recorded, have been included in “personnel expense” on the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
in millions, except per share amounts	2005	2004	2005	2004

Net income, as reported	$278	$252	$833	$741
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:
Stock options expense	7	6	13	10
All other stock-based employee compensation expense	4	2	11	8

	11	8	24	18
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related effects:
Stock options expense	8	7	14	14
All other stock-based employee compensation expense	4	2	11	8

	12	9	25	22

Net income — pro forma	$277	$251	$832	$737

Per common share:
Net income	$.68	$.62	$2.04	$1.80
Net income — pro forma	.67	.62	2.03	1.79
Net income assuming dilution	.67	.61	2.01	1.78
Net income assuming dilution — pro forma	.67	.61	2.01	1.77

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
Accounting for certain loans or debt securities acquired in a transfer. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position that addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (structured as loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. As required by this pronouncement, Key adopted this guidance for qualifying loans acquired after December 31, 2004. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.
Accounting Pronouncements Pending Adoption
Consolidation of Limited Partnerships. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and will become effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (January 1, 2006, for Key). As of September 30, 2005, this guidance had no material effect on Key’s financial condition or results of operations. Management is currently evaluating the potential impact of Issue No. 04-5 for Key’s limited partnership interests for which this guidance is not yet effective. Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which addresses the accounting for and reporting of accounting changes and error corrections. This guidance requires retrospective application for the reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement when transition provisions are not specified. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Share-based payments. In December 2004, the FASB issued SFAS No. 123R, which requires companies to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees. As discussed under the heading “Stock-Based Compensation” on page 7, Key adopted the fair value method of accounting as outlined in SFAS No. 123 effective January 1, 2003, using the prospective method. SFAS No. 123R replaces SFAS No. 123 and changes certain aspects of this accounting guidance for recognizing the fair value of stock compensation. SFAS No. 123R was to be effective for public companies for interim or annual periods beginning after June 15, 2005. However, in April 2005, the SEC delayed the effective date to the first interim period of the first fiscal year beginning after June 15, 2005 (January 1, 2006, for Key). During 2005, both the SEC and the FASB issued interpretative guidance related to SFAS No. 123R. Management is currently evaluating the potential impact of this collective guidance, which is not expected to be material to Key’s financial condition or results of operations.

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
In January 2005, the Centers for Medicare and Medicaid Services issued the final regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined. Management expects that the prescription drug coverage related to Key’s retiree healthcare benefit plan will be actuarially equivalent, and that the subsidy will not have a material effect on Key’s APBO and net postretirement benefit cost.
2. Earnings Per Common Share
Key calculates its basic and diluted earnings per common share as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2005	2004	2005	2004

NET INCOME	$278	$252	$833	$741

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	410,456	407,187	409,166	411,371
Effect of dilutive common stock options and other stock awards (000)	4,985	4,388	5,344	4,631

Weighted-average common shares and potential common shares outstanding (000)	415,441	411,575	414,510	416,002

EARNINGS PER COMMON SHARE
Net income per common share	$.68	$.62	$2.04	$1.80
Net income per common share — assuming dilution	.67	.61	2.01	1.78

3. Acquisitions
Malone Mortgage Company
On July 1, 2005, Key acquired Malone Mortgage Company, a mortgage company headquartered in Dallas, Texas that serviced approximately $1.3 billion in loans at the date of acquisition. The terms of the transaction are not material.
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
The table that spans pages 13 and 14 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2005 and 2004. This table is accompanied by supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure. The financial data reported for all periods presented in the tables reflect a number of changes that occurred during the first nine months of 2005:

♦	Key reorganized and renamed some of its business groups and lines of business. The Investment Management Services group, which included McDonald Financial Group and Victory Capital Management, was disbanded. McDonald Financial Group, along with Retail Banking and Small Business, is now included as part of the Community Banking line of business within the Consumer Banking group. Victory Capital Management is included as part of the Corporate Banking line within the Corporate and Investment Banking group.

♦	Key began to charge the net consolidated effect of funds transfer pricing related to estimated deferred tax benefits associated with lease financing to the lines of business. In the past, this amount was included in “Other Segments.”

♦	Methodologies used to allocate certain overhead costs and a portion of the provision for loan losses were refined.

			Corporate and
Three months ended September 30,	Consumer Banking		Investment Banking		Other Segments
dollars in millions	2005	2004	2005	2004	2005	2004

SUMMARY OF OPERATIONS
Net interest income (TE)	$483	$492	$297	$236	$(29)	$(33)
Noninterest income	233	230	245	220	53	31

Total revenue (TE)[a]	716	722	542	456	24	(2)
Provision for loan losses	29	52	14	(1)	—	—
Depreciation and amortization expense	35	35	55	50	—	—
Other noninterest expense	455	435	238	209	7	7

Income (loss) before income taxes (TE)	197	200	235	198	17	(9)
Allocated income taxes and TE adjustments	74	75	88	74	(4)	(13)

Net income (loss)	$123	$125	$147	$124	$21	$4

Percent of consolidated net income	44%	50%	53%	49%	8%	1%
Percent of total segments net income	42	49	51	49	7	2

AVERAGE BALANCES
Loans	$29,139	$31,754	$35,064	$28,827	$377	$490
Total assets[a]	35,473	37,270	41,398	35,194	11,646	11,557
Deposits	42,359	40,034	10,136	7,800	4,589	4,833

OTHER FINANCIAL DATA
Net loan charge-offs	$37	$53	$12	$23	—	—
Return on average allocated equity	20.30%	20.29%	17.01%	16.07%	N/M	N/M
Average full-time equivalent employees	9,963	10,508	3,336	2,875	40	37

			Corporate and
Nine months ended September 30,	Consumer Banking		Investment Banking		Other Segments
dollars in millions	2005	2004	2005	2004	2005	2004

SUMMARY OF OPERATIONS
Net interest income (TE)	$1,455	$1,449	$861	$703	$(85)	$(102)
Noninterest income	695	680	692	648	129	119

Total revenue (TE)[a]	2,150	2,129	1,553	1,351	44	17
Provision for loan losses	100	162	7	44	—	—
Depreciation and amortization expense	104	109	161	152	—	—
Other noninterest expense	1,351	1,295	660	582	24	22

Income (loss) before income taxes (TE)	595	563	725	573	20	(5)
Allocated income taxes and TE adjustments	223	211	272	215	(23)	(32)

Net income (loss)	$372	$352	$453	$358	$43	$27

Percent of consolidated net income	45%	47%	54%	48%	5%	4%
Percent of total segments net income	43	48	52	48	5	4

AVERAGE BALANCES
Loans	$29,279	$31,786	$34,500	$27,881	$407	$543
Total assets[a]	35,932	37,337	40,648	34,104	11,749	11,688
Deposits	41,668	39,425	9,541	7,716	5,200	3,968

OTHER FINANCIAL DATA
Net loan charge-offs	$108	$190	$43	$101	—	—
Return on average allocated equity	20.38%	19.07%	17.77%	15.59%	N/M	N/M
Average full-time equivalent employees	10,060	10,447	3,307	2,838	39	37

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

(b)	“Other noninterest expense” includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Total Segments		Reconciling Items		Key
2005	2004	2005	2004	2005	2004

$751	$695	$(25)	$(22)	$726	$673
531	481	—	1	531	482

1,282	1,176	(25)	(21)	1,257	1,155
43	51	—	—	43	51
90	85	—	—	90	85
700	651	(9)	(7)	691	644

449	389	(16)	(14)	433	375

158	136	(3)	(13)	155	123

$291	$253	$(13)	$(1)	$278	$252

105%	100%	(5)%	—	100%	100%
100	100	N/A	N/A	N/A	N/A

$64,580	$61,071	$178	$183	$64,758	$61,254
88,517	84,021	2,106	2,511	90,623	86,532
57,084	52,667	(250)	(149)	56,834	52,518

$49	$76	—	—	$49	$76
18.44%	16.90%	N/M	N/M	14.84%	14.62%

13,339	13,420	6,117	6,215	19,456	19,635

Total Segments		Reconciling Items		Key
2005	2004	2005	2004	2005	2004

$2,231	$2,050	$(68)	$(49)	$2,163	$2,001
1,516	1,447	1	3	1,517	1,450

3,747	3,497	(67)	(46)	3,680	3,451
107	206	—	—	107	206
265	261	—	—	265	261
2,035	1,899	3 [b]	(17)	2,038	1,882

1,340	1,131	(70)	(29)	1,270	1,102

472	394	(35)	(33)	437	361

$868	$737	$(35)	$4	$833	$741

104%	99%	(4)%	1%	100%	100%
100	100	N/A	N/A	N/A	N/A

$64,186	$60,210	$160	$134	$64,346	$60,344
88,329	83,129	2,169	2,338	90,498	85,467
56,409	51,109	(228)	(145)	56,181	50,964

$151	$291	—	—	$151	$291
18.49%	16.57%	N/M	N/M	15.36%	14.36%

13,406	13,322	6,102	6,255	19,508	19,577

Supplementary information (Consumer Banking lines of business)

Three months ended September 30,	Community Banking		Consumer Finance
dollars in millions	2005	2004	2005	2004

Total revenue (taxable equivalent)	$567	$541	$149	$181
Provision for loan losses	22	27	7	25
Noninterest expense	407	384	83	86
Net income	86	81	37	44
Average loans	19,781	19,665	9,358	12,089
Average deposits	41,670	39,485	689	549
Net loan charge-offs	24	28	13	25
Return on average allocated equity	22.26%	22.66%	16.85%	17.01%
Average full-time equivalent employees	8,546	8,895	1,417	1,613

Nine months ended September 30,	Community Banking		Consumer Finance
dollars in millions	2005	2004	2005	2004

Total revenue (taxable equivalent)	$1,666	$1,618	$484	$511
Provision for loan losses	60	81	40	81
Noninterest expense	1,180	1,142	275	262
Net income	266	247	106	105
Average loans	19,824	19,444	9,455	12,342
Average deposits	41,026	38,904	642	521
Net loan charge-offs	70	86	38	104
Return on average allocated equity	23.24%	23.43%	15.57%	13.26%
Average full-time equivalent employees	8,514	8,828	1,546	1,619

Supplementary information (Corporate and Investment Banking lines of business)

Three months ended September 30,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2005	2004	2005	2004	2005	2004

Total revenue (taxable equivalent)	$270	$255	$149	$103	$123	$98
Provision for loan losses	9	(7)	2	—	3	6
Noninterest expense	157	149	64	45	72	65
Net income	65	71	52	36	30	17
Average loans	14,666	13,705	11,265	7,874	9,133	7,248
Average deposits	8,022	6,421	2,100	1,366	14	13
Net loan charge-offs	1	13	—	3	11	7
Return on average allocated equity	15.42%	16.36%	20.71%	17.23%	15.66%	13.21%
Average full-time equivalent employees	1,558	1,555	812	678	966	642

Nine months ended September 30,	Corporate Banking		KeyBank Real Estate Capital		Key Equipment Finance
dollars in millions	2005	2004	2005	2004	2005	2004

Total revenue (taxable equivalent)	$787	$766	$391	$281	$375	$304
Provision for loan losses	(3)	33	—	(4)	10	15
Noninterest expense	437	430	165	126	219	178
Net income	221	189	141	99	91	70
Average loans	14,950	13,229	10,557	7,555	8,993	7,097
Average deposits	7,746	6,470	1,783	1,232	12	14
Net loan charge-offs	22	78	7	5	14	18
Return on average allocated equity	17.49%	14.49%	19.60%	16.07%	16.07%	18.59%
Average full-time equivalent employees	1,544	1,536	781	673	982	629

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment and other investments.
Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term, and certain interests retained in loan securitizations. All of these assets are reported at fair value ($1.1 billion at September 30, 2005, $863 million at December 31, 2004, and $1.5 billion at September 30, 2004) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments and are carried at fair value ($800 million at September 30, 2005, $816 million at December 31, 2004, and $817 million at September 30, 2004). These include direct and indirect investments ___ predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors. Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “investment banking and capital markets income” on the income statement.
In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that generally are carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be “other-than-temporary.” These adjustments are included in “investment banking and capital markets income” on the income statement.
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

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$283	—	—	$283
States and political subdivisions	19	—	—	19
Collateralized mortgage obligations	6,390	$1	$125	6,266
Other mortgage-backed securities	255	6	3	258
Retained interests in securitizations	98	73	—	171
Other securities	120	7	—	127

Total securities available for sale	$7,165	$87	$128	$7,124

INVESTMENT SECURITIES
States and political subdivisions	$42	$1	—	$43
Other securities	56	—	—	56

Total investment securities	$98	$1	—	$99

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$227	—	—	$227
States and political subdivisions	21	$1	—	22
Collateralized mortgage obligations	6,460	5	$95	6,370
Other mortgage-backed securities	322	10	2	330
Retained interests in securitizations	103	90	—	193
Other securities	302	7	—	309

Total securities available for sale	$7,435	$113	$97	$7,451

INVESTMENT SECURITIES
States and political subdivisions	$58	$3	—	$61
Other securities	13	—	—	13

Total investment securities	$71	$3	—	$74

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$38	—	—	$38
States and political subdivisions	20	$1	—	21
Collateralized mortgage obligations	6,422	8	$83	6,347
Other mortgage-backed securities	329	12	2	339
Retained interests in securitizations	109	79	—	188
Other securities	245	4	—	249

Total securities available for sale	$7,163	$104	$85	$7,182

INVESTMENT SECURITIES
States and political subdivisions	$65	$4	—	$69
Other securities	13	—	—	13

Total investment securities	$78	$4	—	$82

6. Loans and Loans Held For Sale
Key’s loans by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2005	2004	2004

Commercial, financial and agricultural	$19,451	$18,730	$17,492
Commercial real estate:
Commercial mortgage	8,618	8,131	7,315
Construction	6,700	5,508	5,126

Total commercial real estate loans	15,318	13,639	12,441
Commercial lease financing	10,339	10,155	8,294

Total commercial loans	45,108	42,524	38,227
Real estate — residential mortgage	1,476	1,473	1,528
Home equity	13,872	14,062	14,950
Consumer — direct	1,792	1,983	2,013
Consumer — indirect:
Automobile lease financing	28	89	120
Automobile loans	—	—	1,862
Marine	2,676	2,624	2,648
Other	623	617	620

Total consumer — indirect loans	3,327	3,330	5,250

Total consumer loans	20,467	20,848	23,741

Total loans	$65,575	$63,372	$61,968

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders.
Key’s loans held for sale by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2005	2004	2004

Real estate — commercial mortgage	$416	$283	$314
Real estate — residential mortgage	21	26	24
Real estate — construction	5	—	—
Home equity	1	29	21
Education	3,123	2,278	1,979
Automobile	29	1,737	—

Total loans held for sale	$3,595	$4,353	$2,338

Changes in the allowance for loan losses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2005	2004	2005	2004

Balance at beginning of period	$1,100	$1,276	$1,138	$1,406
Charge-offs	(69)	(113)	(222)	(410)
Recoveries	20	37	71	119

Net charge-offs	(49)	(76)	(151)	(291)
Provision for loan losses	43	51	107	206
Foreign currency translation adjustment	(1)	—	(1)	—
Reclassification of allowance for credit losses on lending-related commitments [a]	—	—	—	(70)

Balance at end of period	$1,093	$1,251	$1,093	$1,251

(a) Included in “accrued expense and other liabilities” on the consolidated balance sheet.
Changes in the allowance for credit losses on lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2005	2004	2005	2004

Balance at beginning of period	$57	$63	$66	—
Reclassification of allowance for credit losses	—	—	—	$70
Provision for losses on lending-related commitments	2	2	(7)	(5)

Balance at end of period [a]	$59	$65	$59	$65

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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

September 30, 2005
Commercial paper conduit	$483	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	370	$273	—
Business trusts issuing mandatorily redeemable preferred capital securities	N/A	1,597	—
LIHTC investments	N/A	716	$221

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150 for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. At September

30, 2005, the settlement value of these noncontrolling interests, which are accounted for by Key as minority interests, was estimated to be between $461 million and $555 million, while the recorded value, including reserves, totaled $389 million.
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
8. Impaired Loans and Other Nonperforming Assets
Impaired loans totaled $194 million at September 30, 2005, compared with $91 million at December 31, 2004, and $101 million at September 30, 2004. Impaired loans averaged $137 million for the third quarter of 2005 and $128 million for the third quarter of 2004.
Key’s nonperforming assets were as follows:

	September 30,	December 31,	September 30,
in millions	2005	2004	2004

Impaired loans	$194	$91	$101
Other nonaccrual loans	166	217	288

Total nonperforming loans	360	308	389

Nonperforming loans held for sale	2	8	1

Other real estate owned (OREO)	29	53	60
Allowance for OREO losses	(3)	(4)	(5)

OREO, net of allowance	26	49	55
Other nonperforming assets	5	14	15

Total nonperforming assets	$393	$379	$460

At September 30, 2005, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
When expected cash flows or collateral values cast doubt on the carrying amount of an impaired loan, the loan is assigned a specific allowance. Management calculates the extent of the impairment, which is the carrying amount of the loan less the estimated present value of future cash flows and the fair value of any existing collateral. That amount — effectively the amount that management deems uncollectible — is charged against the allowance for loan losses. Even when collateral value or other sources of repayment appear sufficient, if management remains uncertain about whether the loan will be repaid in full, an appropriate amount is specifically allocated in the allowance for loan losses. At September 30, 2005, Key had $8 million of impaired loans with a specifically allocated allowance for loan losses of $4 million, and $186 million of impaired loans that were carried at their estimated fair value without a specifically allocated allowance. The uncertainty surrounding this portfolio precludes any additional specific allocation at this time, although Key believes it has sufficient reserves on this portfolio to cover potential losses. At December 31, 2004, impaired loans included $38 million of loans with a specifically allocated allowance of $12 million, and $53 million that were carried at their estimated fair value without a specifically allocated allowance.

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
During the first nine months of 2005, the business trusts did not repurchase any capital securities or related debentures.
In April 2005, KeyCorp and two affiliated business trusts, KeyCorp Capital VII and KeyCorp Capital VIII, filed a registration statement with the SEC for the issuance of up to $501 million of capital securities of KeyCorp Capital VII and KeyCorp Capital VIII. On June 13, 2005, $250 million of securities were issued by the KeyCorp Capital VII trust.

The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures

September 30, 2005
KeyCorp Institutional Capital A	$376	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	161	4	154	8.250	2026
KeyCorp Capital I	197	8	205	4.244	2028
KeyCorp Capital II	184	8	165	6.875	2029
KeyCorp Capital III	234	8	197	7.750	2029
KeyCorp Capital V	171	5	180	5.875	2033
KeyCorp Capital VI	75	2	77	6.125	2033
KeyCorp Capital VII	235	8	258	5.700	2035

Total	$1,633	$54	$1,597	6.729%	—

December 31, 2004	$1,399	$46	$1,339	6.704%	—

September 30, 2004	$1,419	$46	$1,339	6.654%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Prior to July 1, 2003, the capital securities constituted minority interests in the equity accounts of KeyCorp’s consolidated subsidiaries. Effective July 1, 2003, the business trusts that issued the capital securities were de-consolidated. The capital securities continue to qualify as Tier 1 capital under Federal Reserve Board guidelines. Included in certain capital securities at September 30, 2005, December 31, 2004, and September 30, 2004, are basis adjustments of $90 million, $106 million and $126 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders, for an explanation of fair value hedges .
(b)	KeyCorp has certain rights to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V) and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” “investment company event” or a “capital treatment event” (as defined in the applicable offering circular). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, Capital VI, or Capital VII are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable offering circular), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.
(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V, Capital VI and Capital VII are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at September 30, 2005, December 31, 2004, and September 30, 2004, are weighted-average rates.

10. Pension and Other Postretirement Benefit Plans
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2005	2004	2005	2004

Service cost of benefits earned	$20	$12	$37	$36
Interest cost on projected benefit obligation	22	14	43	42
Expected return on plan assets	(39)	(23)	(70)	(69)
Amortization of prior service benefit	—	—	(1)	—
Amortization of losses	9	11	17	17

Net pension cost	$12	$14	$26	$26

Other Postretirement Benefit Plans
Key sponsors a contributory postretirement healthcare plan. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Net postretirement benefit cost for these plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2005	2004	2005	2004

Service cost of benefits earned	$1	$1	$3	$3
Interest cost on accumulated postretirement benefit obligation	2	2	6	6
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of cumulative net loss	—	—	2	—

Net postretirement benefit cost	$3	$3	$11	$9

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act, which becomes effective in 2006, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees.
In January 2005, the Centers for Medicare and Medicaid Services issued the final regulations necessary to fully implement the Act, including the manner in which actuarial equivalence must be determined. Management expects that the prescription drug coverage related to Key’s retiree healthcare benefit plan will be actuarially equivalent, and that the subsidy will not have any material effect on Key’s APBO and net postretirement benefit cost.
11. Income Taxes
The American Jobs Creation Act of 2004 provides for a special one-time tax deduction equal to 85 percent of certain foreign earnings that are “repatriated.” Management has completed a review of Key’s foreign operations and concluded that significant benefits will not be realized from this special one-time deduction.
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
In July 2005, the FASB issued two drafts of proposed tax-related guidance for public comment. The first proposal (“Leasing Proposal”) provides additional guidance regarding the application of SFAS No. 13, “Accounting for Leases,” that would affect the timing under which earnings from leveraged lease financing transactions would be recognized when changes or projected changes in the timing of cash flows, including those due to or expected to be due to settlements of tax matters, occur. The second (“Tax Proposal”) provides guidance on the accounting for uncertain tax positions and would require that a tax position meet a “probable recognition threshold” for it to be recognized in the financial statements.
If issued as drafted, the guidance in these two proposals could result in initial one-time charges to earnings stemming from changes in the timing or projected timing of cash flows related to lease financing transactions and/or the possibility that uncertain tax positions may not meet the “probable recognition threshold.” However, future earnings would be expected to increase over the remaining term of the leases impacted by the guidance by an amount that represents a substantial portion of the one-time charge resulting from adoption of the Leasing Proposal. It is anticipated that the Leasing Proposal will be effective for years ending after December 15, 2005 (year ending December 31, 2005, for Key) and the Tax Proposal will become effective in 2006.
12. Contingent Liabilities and Guarantees
Legal Proceedings
Residual value insurance litigation. Key Bank USA obtained two insurance policies from Reliance Insurance Company (“Reliance”) insuring the residual value of certain automobiles leased through Key Bank USA. The two policies (the “Policies”), the “4011 Policy” and the “4019 Policy,” together covered leases entered into during the period from January 1, 1997, to January 1, 2001.
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
On August 4, 2004, the Court ruled on Key’s and Swiss Re’s motions for summary judgment on issues related to liability. In its written decision, which is publicly available, the Court held as a matter of law that Swiss Re breached its Letter Agreement with Key by not issuing a replacement policy covering the leases insured under Key’s 4011 Policy that were booked between October 1, 1998, and April 30, 2000. With respect to Key’s claims under the 4019 Policy, the Court held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re authorized Tri-Arc to issue the REINS-1 Endorsement. The Court also held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re acted in bad faith. On March 21, 2005, the Court, in response to the parties’ joint motion and related agreement to allow more time for the completion of the damages discovery process, entered an order establishing a new damages discovery schedule, including an extension of the deadline for submitting summary judgment motions on issues related to damages to December 9, 2005. On August 26, 2005, the Court entered an order modifying certain deadlines in the expert discovery phase of the case and extending the December 9, 2005, deadline to February 9, 2006.
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
Accordingly, the total expected loss on the portfolio for which KBNA (and Key Bank USA) will have filed claims cannot be determined with certainty at this time. Claims filed through September 30, 2005, totaled approximately $383 million, and management currently estimates that approximately $2 million of additional claims may be filed through year-end 2006, bringing the total aggregate amount of actual and potential claims to $385 million. During the litigation, Key has carefully analyzed its claims, both internally and with the assistance of outside expert consultants. Based on the analysis completed through April 30, 2005, Key currently expects to seek recovery of insured residual value losses in the range of approximately $342 million to $357 million, in addition to interest and other damages attributable to Swiss Re’s denial of coverage.

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
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at September 30, 2005. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 59 of Key’s 2004 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$11,692	$43
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	631	8
Return guarantee agreement with LIHTC investors	555	40
Default guarantees	32	1
Written interest rate caps[a]	51	6

Total	$12,989	$98

(a)	As of September 30, 2005, the weighted-average interest rate of written interest rate caps was 3.8%, and the weighted-average strike rate was 5.1%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
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
they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At September 30, 2005, Key’s standby letters of credit had a remaining weighted-average life of approximately three years, with remaining actual lives ranging from less than one year to as many as thirteen years.
Credit enhancement for asset-backed commercial paper conduit. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit, which is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until September 22, 2006, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors.

At September 30, 2005, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million. However, there were no drawdowns under the facility during the nine-month period ended September 30, 2005. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitments to provide credit enhancement to the conduit.
Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, a reserve for such potential losses has been established and is maintained in an amount estimated by management to approximate the fair value of the liability undertaken by KBNA. At September 30, 2005, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of nine years and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $1.9 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at September 30, 2005. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
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
As shown in the table on page 26, KAHC maintained a reserve in the amount of $40 million at September 30, 2005, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.
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
Written interest rate caps. In the ordinary course of business, Key writes interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At September 30, 2005, these caps had a weighted-average life of approximately two years.

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
Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. This liquidity facility obligates Key through November 5, 2007, to provide funding of up to $1.4 billion if required as a result of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduit. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $596 million at September 30, 2005. However, there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.
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
13. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KBNA, is party to various derivative instruments, which are used for asset and liability management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All foreign exchange forward contracts and interest rate swaps and caps held are over-the-counter instruments. Generally, these instruments help Key meet clients’ financing needs and manage exposure to “market risk”—the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. However, like other financial instruments, these derivatives contain an element of “credit risk”—the possibility that Key will incur a loss because a counterparty fails to meet its contractual obligations.
At September 30, 2005, Key had $204 million of derivative assets and $191 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $928 million and $884 million, respectively. Derivative assets and liabilities are recorded at fair value in “accrued income and other assets” and “accrued expense and other liabilities,” respectively, on the balance sheet.
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
At September 30, 2005, Key was party to interest rate swaps and caps with 53 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $186 million on these instruments to 26 of the counterparties. However, at September 30, Key held approximately $134 million in collateral to mitigate its credit exposure, resulting in net exposure of $52 million. The largest exposure to an individual counterparty was approximately $97 million, of which Key secured approximately $92 million in collateral.
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
The change in “accumulated other comprehensive income (loss)” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2005	of Losses to	September 30,
in millions	2004	Hedging Activity	Net Income	2005

Accumulated other comprehensive income (loss) resulting from cash flow hedges	$(40)	$(6)	$14	$(32)

Reclassifications of gains and losses from “accumulated other comprehensive income (loss)” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $5 million of net gains on derivative instruments from “accumulated other comprehensive income (loss)” to earnings during the next twelve months.
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
The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $12 million at September 30, 2005, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2004 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2005 and 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of Key’s management.
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
November 2, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2005 and 2004. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 29. A description of Key’s business is included under the heading “Description of Business” on page 10 of Key’s 2004 Annual Report to Shareholders.
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
Long-term goals
Key’s long-term financial goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. Our strategy for achieving these goals is described under the heading “Corporate Strategy” on page 11 of Key’s 2004 Annual Report to Shareholders.
Key’s earnings per common share for the first nine months of 2005 grew by 13% relative to the same period last year. This improvement was accomplished by growing revenue faster than expenses and by a lower provision for loan losses. In addition, capital that exceeds internal guidelines and minimum requirements prescribed by the regulators can be used to repurchase common shares in the open market. Key’s weighted-average fully-diluted common shares decreased to 414,510,144 shares for the first nine months of 2005 from 416,002,200 shares for the first nine months of 2004. A lower share count can also contribute to both earnings per share growth and improved returns on average equity. The change in the share count between the two time periods had an immaterial effect on Key’s earnings per share growth and return on equity.
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

♦	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

♦	If the economy or segments of the economy fail to continue to improve, the demand for new loans and the ability of borrowers to repay outstanding loans may decline.

♦	Increased competitive pressure among financial services companies may adversely affect our ability to market our products and services.

♦	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

♦	We may experience operational or risk management failures due to technological or other factors.

♦	We may continue to become subject to heightened regulatory practices, requirements or expectations.

♦	We may become subject to new legal obligations or liabilities, or the resolution of pending litigation may have an adverse effect on our financial results.

♦	Terrorist activities or military actions could further disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

♦	We may become subject to new accounting or tax practices or requirements.
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
During the first nine months of 2005, there were no significant changes in the manner in which Key’s significant accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new significant accounting policies were adopted.
Highlights of Key’s Performance
Financial performance
The primary measures of Key’s financial performance for the third quarter and first nine months of 2005 and 2004 are summarized below.

♦	Net income for the third quarter of 2005 was $278 million, or $.67 per common share, compared with $291 million, or $.70 per share, for the previous quarter and $252 million, or $.61 per share, for the third quarter of 2004. For the first nine months of 2005, net income was $833 million, or $2.01 per common share, compared with $741 million, or $1.78 per share, for the first nine months of 2004.

♦	Key’s return on average equity was 14.84% for the third quarter of 2005, compared with a return of 16.15% for the prior quarter and 14.62% for the year-ago quarter. For the first nine months of 2005, Key’s return on average equity was 15.36%, compared with 14.36% for the same period last year.

♦	Key’s third quarter 2005 return on average total assets was 1.22%, compared with a return of 1.30% for the previous quarter and 1.16% for the third quarter of 2004. For the first nine months of 2005, Key’s return on average total assets was 1.23%, compared with 1.16% for the first nine months of 2004.
Key’s top four priorities for 2005 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain asset quality and maintain a disciplined approach to managing expenses. Our performance for the third quarter of 2005 reflects Key’s ability to produce solid financial results in a more challenging interest rate environment, as well as the positive effects of our longer-term strategic activities. During the third quarter:

♦	Total revenue grew by $91 million from the third quarter of 2004 as a result of growth in net interest income and a stronger performance from our fee-based businesses. The increase in net interest income was driven by a 7 basis point improvement in the net interest margin to 3.67%, higher earning assets resulting from solid commercial loan growth, and an increase in core deposits. The improvement in fee income was due primarily to increases in loan fees, and income from principal investing and capital markets activities.

♦	Asset quality remained solid. Both net loan charge-offs and nonperforming loans were down from the year-ago quarter; however, nonperforming loans increased relative to the second quarter of 2005. The increase was attributable to Key’s commercial passenger airline lease portfolio. Of this $213 million portfolio, $103 million was on nonaccrual status at September 30, 2005.
Further, we continue to effectively manage our capital through dividends paid to shareholders, share repurchases, and investing in our higher-growth businesses. During the third quarter, Key repurchased 1,250,000 of its common shares. At September 30, 2005, Key’s tangible equity to tangible assets ratio was 6.68% and within our targeted range of 6.25% to 6.75%.
Considering recent trends, we expect Key’s earnings to be in the range of $.65 to $.69 per share for the fourth quarter of 2005. This range does not include any potential one-time changes in earnings that could result from the FASB’s proposed change in the accounting for leveraged leases as described in Note 11 (“Income Taxes”), which begins on page 23.
The primary reasons that Key’s revenue and expense components changed from those reported for the three- and nine-month periods ended September 30, 2004, are reviewed in greater detail throughout the remainder of the Management’s Discussion and Analysis section.
Strategic developments
Our financial performance has improved due in part to a number of specific actions taken during 2004 and the first nine months of 2005 that have strengthened our market share positions and support our strategy of focusing on businesses that enable us to build relationships with our clients.

♦	Effective July 1, 2005, we expanded our Federal Housing Administration (“FHA”) financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas. This is the fifth commercial real estate acquisition we have made since January 31, 2000, as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

♦	During the fourth quarter of 2004, we sold our broker-originated home equity loan portfolio and reclassified our indirect automobile loan portfolio to held-for-sale status. These businesses were identified for exit because they did not meet our performance standards or fit with our relationship banking strategy. We completed the sale of the prime segment of the indirect automobile loan portfolio during the first quarter of 2005 and the sale of the nonprime segment in the second quarter. We will, however, continue to build our floor plan financing business with automobile dealers.

♦	Effective December 1, 2004, we acquired American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. This company provides capital for small and middle market businesses, mostly in the healthcare, information technology, office products, and commercial vehicle/construction industries, and had a leasing portfolio of approximately $1.5 billion at date of acquisition.

♦	Effective October 15, 2004, we acquired EverTrust Financial Group, Inc. (“EverTrust”), the holding company for EverTrust Bank, a state-chartered bank headquartered in Everett, Washington with twelve branch offices. EverTrust had assets of approximately $780 million and deposits of approximately $570 million at the date of acquisition.

♦	Effective August 11, 2004, we expanded our commercial mortgage finance and servicing capabilities by acquiring certain net assets of American Capital Resource, Inc., based in Atlanta, Georgia.

♦	Effective July 22, 2004, we acquired ten branch offices and approximately $380 million of deposits of Sterling Bank & Trust FSB in suburban Detroit, Michigan.

Figure 1 summarizes Key’s financial performance for each of the past five quarters.
Figure 1. Selected Financial Data

	2005			2004		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2005	2004

FOR THE PERIOD
Interest income	$1,174	$1,116	$1,065	$1,005	$945	$3,355	$2,781
Interest expense	481	423	379	333	294	1,283	848
Net interest income	693	693	686	672	651	2,072	1,933
Provision for loan losses	43	20	44	(21)	51	107	206
Noninterest income	531	486	500	479	482	1,517	1,450
Noninterest expense	781	753	769	818	729	2,303	2,143
Income before income taxes	400	406	373	354	353	1,179	1,034
Net income	278	291	264	213	252	833	741

PER COMMON SHARE
Net income	$.68	$.71	$.65	$.52	$.62	$2.04	$1.80
Net income — assuming dilution	.67	.70	.64	.51	.61	2.01	1.78
Cash dividends paid	.325	.325	.325	.31	.31	.975	.93
Book value at period end	18.41	18.01	17.58	17.46	17.12	18.41	17.12
Market price:
High	35.00	33.80	34.07	34.50	32.02	35.00	33.23
Low	31.65	31.52	31.00	31.35	29.00	31.00	28.23
Close	32.25	33.15	32.45	33.90	31.60	32.25	31.60
Weighted-average common shares (000)	410,456	408,754	408,264	408,243	407,187	409,166	411,371
Weighted-average common shares and potential common shares (000)	415,441	414,309	413,762	413,727	411,575	414,510	416,002

AT PERIOD END
Loans	$65,575	$64,690	$64,018	$63,372	$61,968	$65,575	$61,968
Earning assets	80,096	78,548	77,937	78,140	75,660	80,096	75,660
Total assets	92,323	91,015	90,276	90,747	88,463	92,323	88,463
Deposits	58,071	58,063	57,127	57,842	55,843	58,071	55,843
Long-term debt	14,037	13,588	14,100	14,846	13,444	14,037	13,444
Shareholders’ equity	7,522	7,352	7,162	7,117	6,946	7,522	6,946

PERFORMANCE RATIOS
Return on average total assets	1.22%	1.30%	1.18%	.95%	1.16%	1.23%	1.16%
Return on average equity	14.84	16.15	15.09	11.99	14.62	15.36	14.36
Net interest margin (taxable equivalent)	3.67	3.71	3.66	3.63	3.60	3.68	3.63

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.15%	8.08%	7.93%	7.84%	7.85%	8.15%	7.85%
Tangible equity to tangible assets	6.68	6.60	6.43	6.35	6.57	6.68	6.57
Tier 1 risk-based capital	7.72	7.68	7.34	7.22	7.72	7.72	7.72
Total risk-based capital	11.83	11.72	11.58	11.47	11.67	11.83	11.67
Leverage	8.60	8.49	7.91	7.96	8.27	8.60	8.27

OTHER DATA
Average full-time equivalent employees	19,456	19,429	19,571	19,575	19,635	19,508	19,577
KeyCenters	946	945	940	935	921	946	921

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
Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three- and nine-month periods ended September 30, 2005 and 2004.
Figure 2. Major Business Groups – Taxable-Equivalent Revenue and Net Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Revenue (taxable equivalent)
Consumer Banking	$716	$722	$(6)	(.8)%	$2,150	$2,129	$21	1.0%
Corporate and Investment Banking	542	456	86	18.9	1,553	1,351	202	15.0
Other Segments	24	(2)	26	N/M	44	17	27	158.8

Total segments	1,282	1,176	106	9.0	3,747	3,497	250	7.1
Reconciling items	(25)	(21)	(4)	(19.0)	(67)	(46)	(21)	(45.7)

Total	$1,257	$1,155	$102	8.8%	$3,680	$3,451	$229	6.6%

Net income (loss)
Consumer Banking	$123	$125	$(2)	(1.6)%	$372	$352	$20	5.7%
Corporate and Investment Banking	147	124	23	18.5	453	358	95	26.5
Other Segments	21	4	17	425.0	43	27	16	59.3

Total segments	291	253	38	15.0	868	737	131	17.8
Reconciling items	(13)[a]	(1)	(12)	N/M	(35)[a]	4	(39)	N/M

Total	$278	$252	$26	10.3%	$833	$741	$92	12.4%

(a)	The net loss for the third quarter of 2005 includes an $8 million write-off of certain foreign deferred taxes associated with Key’s leasing business. The net loss for the first nine months of 2005 includes this valuation adjustment and a $30 million ($19 million after tax) charge recorded during the first quarter to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
N/M = Not Meaningful
Consumer Banking
As shown in Figure 3, net income for Consumer Banking was $123 million for the third quarter of 2005, compared with $125 million for the year-ago quarter. A decrease in net interest income and an increase in noninterest expense caused the decline and more than offset growth in noninterest income and a significant reduction in the provision for loan losses, which resulted from improved asset quality.
Taxable-equivalent net interest income decreased by $9 million, or 2%, from the third quarter of 2004, due to a less favorable interest rate spread on average earning assets and a reduction in loans which resulted from the sale of the higher-yielding broker-originated home equity and indirect automobile loan portfolios within the Consumer Finance line of business. The adverse effects of these factors were moderated by growth in average deposits.
Noninterest expense increased by $20 million, or 4%, due primarily to higher costs associated with marketing, loan servicing, recording and filing fees, and various indirect charges. The rise in these costs was partially offset by a decrease in fees for professional services.

Noninterest income rose by $3 million, or 1%, due largely to increases in securitization servicing, insurance and electronic banking fees. These increases were offset in part by a decrease in net gains from loan securitizations and sales, and a decline in service charges on deposit accounts.
The provision for loan losses decreased by $23 million, or 44%, as a result of improved asset quality resulting from the sale of the loan portfolios described on page 36. Net loan charge-offs declined to $37 million for the third quarter of 2005 from $53 million in the year-ago quarter.
Figure 3. Consumer Banking

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Summary of operations
Net interest income (TE)	$483	$492	$(9)	(1.8)%	$1,455	$1,449	$6	.4%
Noninterest income	233	230	3	1.3	695	680	15	2.2

Total revenue (TE)	716	722	(6)	(.8)	2,150	2,129	21	1.0
Provision for loan losses	29	52	(23)	(44.2)	100	162	(62)	(38.3)
Noninterest expense	490	470	20	4.3	1,455	1,404	51	3.6

Income before income taxes (TE)	197	200	(3)	(1.5)	595	563	32	5.7
Allocated income taxes and TE adjustments	74	75	(1)	(1.3)	223	211	12	5.7

Net income	$123	$125	$(2)	(1.6)%	$372	$352	$20	5.7%

Percent of consolidated net income	44%	50%	N/A	N/A	45%	47%	N/A	N/A

Net loan charge-offs	$37	$53	$(16)	(30.2)%	$108	$190	$(82)	(43.2)%

Average balances
Loans	$29,139	$31,754	$(2,615)	(8.2)%	$29,279	$31,786	$(2,507)	(7.9)%
Total assets	35,473	37,270	(1,797)	(4.8)	35,932	37,337	(1,405)	(3.8)
Deposits	42,359	40,034	2,325	5.8	41,668	39,425	2,243	5.7

TE = Taxable Equivalent, N/A = Not Applicable

Additional Consumer Banking Data

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Average deposits outstanding
Noninterest-bearing	$7,122	$6,544	$578	8.8%	$6,850	$6,395	$455	7.1%
Money market and other savings	20,785	19,766	1,019	5.2	20,468	18,976	1,492	7.9
Time	14,452	13,724	728	5.3	14,350	14,054	296	2.1

Total deposits	$42,359	$40,034	$2,325	5.8%	$41,668	$39,425	$2,243	5.7%

Home equity loans
Community Banking
Average balance	$10,365	$10,326
Average loan-to-value ratio	71%	72%
Percent first lien positions	61	60
National Home Equity
Average balance	$3,515	$4,502
Average loan-to-value ratio	65%	71%
Percent first lien positions	66	76

Other data
On-line households/household penetration	607,127/49%	550,968/44%
KeyCenters	946	921
Automated teller machines	2,185	2,187

Corporate and Investment Banking
As shown in Figure 4, net income for Corporate and Investment Banking was $147 million for the third quarter of 2005, up from $124 million for the same period last year. Increases in both net interest income and noninterest income drove the improvement. These positive changes were offset, in part, by an increase in noninterest expense. In addition, Corporate and Investment Banking’s provision for loan losses was an expense in the third quarter of 2005, compared with a credit in the year-ago quarter.
Taxable-equivalent net interest income increased by $61 million, or 26%, from the third quarter of 2004, due primarily to strong growth in average loans and leases, as well as deposits. Average loans and leases rose by $6.2 billion, or 22%, reflecting improvements in each of the primary lines of business. The increase in lease financing receivables in the Key Equipment Finance line was bolstered by the acquisition of AEBF during the fourth quarter of 2004.

Noninterest income rose by $25 million, or 11%, due largely to increases in non-yield-related loan fees and income from capital markets activities.
Noninterest expense rose by $34 million, or 13%, as business expansion, including the acquisition of AEBF, and improved profitability led to increases in personnel and various other expense categories.
The provision for loan losses was an expense of $14 million for the third quarter of 2005, compared with a credit of $1 million for the year-ago quarter. Net loan charge-offs declined to $12 million for the third quarter of 2005 from $23 million in the year-ago quarter.
On July 1, 2005, we expanded our FHA financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas. This is one in a series of acquisitions that we have made over the past several years to build upon our success in commercial mortgage origination and servicing.
Figure 4. Corporate and Investment Banking

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Summary of operations
Net interest income (TE)	$297	$236	$61	25.8%	$861	$703	$158	22.5%
Noninterest income	245	220	25	11.4	692	648	44	6.8

Total revenue (TE)	542	456	86	18.9	1,553	1,351	202	15.0
Provision for loan losses	14	(1)	15	N/M	7	44	(37)	(84.1)
Noninterest expense	293	259	34	13.1	821	734	87	11.9

Income before income taxes (TE)	235	198	37	18.7	725	573	152	26.5
Allocated income taxes and TE adjustments	88	74	14	18.9	272	215	57	26.5

Net income	$147	$124	$23	18.5%	$453	$358	$95	26.5%

Percent of consolidated net income	53%	49%	N/A	N/A	54%	48%	N/A	N/A

Net loan charge-offs	$12	$23	$(11)	(47.8)%	$43	$101	$(58)	(57.4)%

Average balances
Loans	$35,064	$28,827	$6,237	21.6%	$34,500	$27,881	$6,619	23.7%
Total assets	41,398	35,194	6,204	17.6	40,648	34,104	6,544	19.2
Deposits	10,136	7,800	2,336	29.9	9,541	7,716	1,825	23.7

TE = Taxable Equivalent, N/M = Not Meaningful, N/A = Not Applicable

Additional Corporate and Investment Banking Data	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Average lease financing receivables managed by Key Equipment Finance[a]
Receivables held in Key Equipment Finance portfolio	$8,150	$6,301	$1,849	29.3%	$8,043	$6,191	$1,852	29.9%
Receivables assigned to other lines of business	2,011	1,881	130	6.9	2,024	1,891	133	7.0

Total lease financing receivables managed	$10,161	$8,182	$1,979	24.2%	$10,067	$8,082	$1,985	24.6%

(a)	Includes lease financing receivables held in portfolio and those assigned to other lines of business (primarily Corporate Banking) if those businesses are principally responsible for maintaining the relationship with the client.
Other Segments
Other segments consist primarily of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $21 million for the third quarter of 2005, compared with $4 million for the same period last year. Increases in net gains from principal investing and net interest income drove the improvement.

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
Taxable-equivalent net interest income for the third quarter of 2005 was $726 million, representing a $53 million, or 8%, increase from the year-ago quarter. This growth was attributable to an increase in average earning assets, due primarily to strong growth in all major components of the commercial loan portfolio, and a higher net interest margin, which increased 7 basis points to 3.67%. A basis point is equal to one one-hundredth of a percentage point, meaning 7 basis points equals .07%. The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets and annualizing the result.
The improvement in the net interest margin from the year-ago quarter reflected strong growth in commercial loans, deposits and noninterest-bearing funds, along with a slight asset-sensitive interest rate risk position in a rising interest rate environment. The increase in the net interest margin caused by these factors was offset in part by the effects of actions taken by Key to exit certain assets that had higher yields and credit costs, which did not fit its relationship banking strategy.
Average earning assets for the third quarter of 2005 totaled $78.8 billion, which was $4.2 billion, or 6%, higher than the third quarter 2004 level. The growth in commercial lending more than offset the decline in consumer loans resulting from loan sales.
Since December 31, 2003, the growth and composition of Key’s loan portfolio has been affected by the following actions:

♦	During the fourth quarter of 2004, Key acquired EverTrust, in Everett, Washington with a loan portfolio (primarily commercial real estate loans) of approximately $685 million at the date of acquisition. In the same quarter, Key acquired AEBF with a commercial lease financing portfolio of approximately $1.5 billion.

♦	Key sold commercial mortgage loans of $1.4 billion during the first nine months of 2005 and $2.1 billion during all of 2004. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales), Key established and has maintained a loss reserve of an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

♦	Key sold education loans of $384 million ($123 million through securitizations) during the first nine months of 2005 and $1.3 billion ($1.1 billion through securitizations) during all of 2004. Key has used the securitization market for education loans as a cost effective means of diversifying its funding sources.

♦	Key sold other loans (primarily home equity and indirect consumer loans) totaling $2.1 billion during the first nine months of 2005 and $2.9 billion during all of 2004. During the first quarter of 2005, Key completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, Key completed the sale of $635 million of loans, representing the nonprime segment. During the fourth quarter of 2004, Key sold $978 million of broker-originated home equity loans. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates

	Third Quarter 2005			Second Quarter 2005
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans[a,b,c]
Commercial, financial and agricultural	$19,249	$280	5.78%	$19,477	$258	5.31%
Real estate — commercial mortgage	8,467	136	6.42	8,373	129	6.13
Real estate — construction	6,388	110	6.81	6,117	98	6.45
Commercial lease financing	10,161	158	6.19	9,984	158	6.33

Total commercial loans	44,265	684	6.15	43,951	643	5.86
Real estate — residential	1,472	23	6.13	1,477	21	6.04
Home equity	13,888	236	6.72	13,904	225	6.49
Consumer — direct	1,794	40	8.96	1,831	36	7.93
Consumer — indirect lease financing	36	1	11.05	53	1	10.76
Consumer — indirect other	3,303	55	6.62	3,275	50	6.07

Total consumer loans	20,493	355	6.86	20,540	333	6.53

Total loans	64,758	1,039	6.37	64,491	976	6.07
Loans held for sale	3,521	56	6.43	3,169	53	6.61
Investment securities[a]	76	1	7.00	65	1	8.42
Securities available for sale[d]	7,131	84	4.65	7,081	80	4.54
Short-term investments	1,972	15	3.15	1,799	12	2.58
Other investments[d]	1,342	12	3.25	1,455	24	6.42

Total earning assets	78,800	1,207	6.08	78,060	1,146	5.88
Allowance for loan losses	(1,095)			(1,124)
Accrued income and other assets	12,918			12,979

	$90,623			$89,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$22,886	101	1.75	$22,301	77	1.39
Savings deposits	1,952	2	.29	1,999	1	.26
Certificates of deposit ($100,000 or more)[e]	4,928	48	3.85	4,999	46	3.70
Other time deposits	10,805	87	3.21	10,806	82	3.05
Deposits in foreign office	4,048	35	3.46	4,314	32	2.96

Total interest-bearing deposits	44,619	273	2.43	44,419	238	2.16
Federal funds purchased and securities sold under repurchase agreements	3,674	31	3.28	3,830	25	2.67
Bank notes and other short-term borrowings	2,841	22	3.04	2,792	19	2.72
Long-term debt[e]	13,814	155	4.50	13,929	141	4.11

Total interest-bearing liabilities	64,948	481	2.94	64,970	423	2.62
Noninterest-bearing deposits	12,215			11,717
Accrued expense and other liabilities	6,027			6,000
Shareholders’ equity	7,433			7,228

	$90,623			$89,915

Interest rate spread (TE)			3.14%			3.26%

Net interest income (TE) and net interest margin (TE)		726	3.67%		723	3.71%

TE adjustment[a]		33			30

Net interest income, GAAP basis		$693			$693

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in the average loan balances.

(c)	For all periods prior to the third quarter of 2005, certain loans have been reclassified among various components of the loan portfolio to conform to the current reporting practice.

(d)	Yield is calculated on the basis of amortized cost.

(e)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 84 of Key’s 2004 Annual Report to Shareholders, for an explanation of fair value hedges.
TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

First Quarter 2005			Fourth Quarter 2004			Third Quarter 2004
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$19,195	$230	4.86%	$17,899	$206	4.59%	$17,453	$191	4.34%

8,189	115	5.71	7,967	107	5.35	7,061	88	4.94
5,636	81	5.81	5,295	74	5.52	4,831	62	5.14
10,055	158	6.31	8,829	129	5.89	8,182	119	5.77

43,075	584	5.49	39,990	516	5.15	37,527	460	4.87
1,464	23	6.00	1,512	23	5.94	1,531	21	5.80
13,986	213	6.19	14,696	219	5.94	14,844	212	5.67
1,928	38	7.89	2,003	38	7.63	2,055	38	7.35

77	2	10.26	104	3	10.02	144	4	10.07
3,248	52	6.42	5,076	96	7.55	5,153	97	7.56

20,703	328	6.39	23,391	379	6.45	23,727	372	6.26

63,778	912	5.78	63,381	895	5.63	61,254	832	5.41
4,281	81	7.64	2,635	33	5.07	2,476	30	4.74
70	2	8.66	75	2	8.53	79	2	8.65
7,226	80	4.43	7,233	81	4.48	6,982	84	4.88
1,679	10	2.43	2,100	11	2.00	2,527	9	1.50
1,423	8	2.25	1,417	9	2.56	1,328	10	2.98

78,457	1,093	5.62	76,841	1,031	5.35	74,646	967	5.16
(1,133)			(1,251)			(1,270)
13,634			13,658			13,156

$90,958			$89,248			$86,532

$21,619	55	1.03	$21,591	46	.84	$20,454	39	.77
1,957	1	.24	1,951	1	.23	1,986	2	.22

4,895	44	3.65	4,871	44	3.66	4,852	44	3.60
10,589	76	2.90	10,366	75	2.89	10,348	73	2.81
4,963	30	2.45	3,506	18	1.96	3,593	13	1.47

44,023	206	1.90	42,285	184	1.73	41,233	171	1.65

4,475	25	2.24	5,085	23	1.81	5,032	17	1.35

2,947	17	2.38	2,793	13	1.79	2,614	8	1.33
14,785	131	3.77	14,119	113	3.36	13,415	98	3.01

66,230	379	2.34	64,282	333	2.08	62,294	294	1.90
11,534			11,804			11,285
6,100			6,095			6,098
7,094			7,067			6,855

$90,958			$89,248			$86,532

		3.28%			3.27%			3.26%

	714	3.66%		698	3.63%		673	3.60%

	28			26			22

	$686			$672			$651

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 48, contains more discussion about changes in earning assets and funding sources.
Figure 6. Components of Net Interest Income Changes

	From three months ended September 30, 2004			From nine months ended September 30, 2004
	to three months ended September 30, 2005			to nine months ended September 30, 2005
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$49	$158	$207	$170	$298	$468
Loans held for sale	15	11	26	49	60	109
Investment securities	—	(1)	(1)	(1)	(1)	(2)
Securities available for sale	2	(2)	—	(2)	(4)	(6)
Short-term investments	(2)	8	6	(6)	16	10
Other investments	—	2	2	5	13	18

Total interest income (taxable equivalent)	64	176	240	215	382	597

INTEREST EXPENSE
NOW and money market deposit accounts	5	57	62	15	117	132
Certificates of deposit ($100,000 or more)	1	3	4	3	1	4
Other time deposits	3	11	14	2	14	16
Deposits in foreign office	2	20	22	21	51	72

Total interest-bearing deposits	11	91	102	41	183	224
Federal funds purchased and securities sold under repurchase agreements	(6)	20	14	(5)	49	44
Bank notes and other short-term borrowings	1	13	14	4	25	29
Long-term debt	3	54	57	(4)	142	138

Total interest expense	9	178	187	36	399	435

Net interest income (taxable equivalent)	$55	$(2)	$53	$179	$(17)	$162

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Noninterest income for the third quarter of 2005 was $531 million, compared with $482 million for the same period last year. For the first nine months of the year, noninterest income was $1.5 billion, representing an increase of $67 million, or 5%, from the first nine months of 2004.
As shown in Figure 7, increases of $34 million in income from principal investing and capital markets activities, and $8 million from letter of credit and loan fees drove the improvement from the year-ago quarter. These increases were offset in part by a $7 million reduction in net gains from loan securitizations and sales.
For the year-to-date period, the growth in noninterest income from the same period last year was due largely to increases of $34 million in income from principal investing and capital markets activities, $25 million from letter of credit and loan fees, $11 million in loan securitization servicing fees, and $14 million in net gains on the residual values of leased vehicles and equipment (included in “miscellaneous income”). These positive results were moderated by decreases in a number of other revenue components, including a $26 million reduction in service charges on deposit accounts and a $13 million decrease in income from trust and investment services.

Figure 7. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Trust and investment services income	$135	$135	—	—	$408	$421	$(13)	(3.1)%
Service charges on deposit accounts	82	84	$(2)	(2.4)%	228	254	(26)	(10.2)
Investment banking and capital markets income	93	59	34	57.6	212	178	34	19.1
Letter of credit and loan fees	46	38	8	21.1	133	108	25	23.1
Corporate-owned life insurance income	26	25	1	4.0	78	77	1	1.3
Electronic banking fees	24	22	2	9.1	70	62	8	12.9
Net gains from loan securitizations and sales	12	19	(7)	(36.8)	41	45	(4)	(8.9)
Net securities gains (losses)	3	—	3	N/M	(2)	7	(9)	N/M
Other income:
Operating lease income	47	46	1	2.2	141	137	4	2.9
Insurance income	16	11	5	45.5	37	36	1	2.8
Loan securitization servicing fees	5	2	3	150.0	15	4	11	275.0
Credit card fees	4	3	1	33.3	12	9	3	33.3
Miscellaneous income	38	38	—	—	144	112	32	28.6

Total other income	110	100	10	10.0	349	298	51	17.1

Total noninterest income	$531	$482	$49	10.2%	$1,517	$1,450	$67	4.6%

N/M = Not Meaningful
The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.
Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8.
Figure 8. Trust and Investment Services Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Brokerage commissions and fee income	$61	$61	—	—	$186	$197	$(11)	(5.6)%
Personal asset management and custody fees	39	38	$1	2.6%	115	117	(2)	(1.7)
Institutional asset management and custody fees	35	36	(1)	(2.8)	107	107	—	—

Total trust and investment services income	$135	$135	—	—	$408	$421	$(13)	(3.1)%

For the year-to-date period, the decrease in trust and investment services income from the first nine months of 2004 was attributable primarily to a slowdown in brokerage activities.
A significant portion of Key’s trust and investment services income depends on the value of assets under management. At September 30, 2005, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $76.3 billion, representing a 7% increase from $71.2 billion at September 30, 2004. As shown in Figure 9, most of the increase was attributable to Key’s securities lending business. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is then shared with the client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk inherent in the business) than other types of assets under management.

Figure 9. Assets Under Management

	2005			2004
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:
Equity	$34,912	$34,959	$34,374	$34,788	$32,431
Fixed income	11,492	11,957	12,754	12,885	12,514
Money market	9,235	9,355	9,857	10,802	10,748
Securities lending	20,702	20,536	19,349	16,082	15,540

Total	$76,341	$76,807	$76,334	$74,557	$71,233

Proprietary mutual funds included in assets under management:
Equity	$4,331	$3,911	$3,770	$3,651	$3,408
Fixed income	738	767	767	827	860
Money market	7,549	7,758	8,174	9,103	9,050

Total	$12,618	$12,436	$12,711	$13,581	$13,318

Service charges on deposit accounts. The decrease in service charges on deposit accounts from the first nine months of 2004 was due primarily to a reduction in the level of overdraft, maintenance and account analysis fees charged to clients. The decline in overdraft fees reflects enhanced capabilities such as “real time” posting that allow clients to better manage their accounts. Maintenance fees were lower because a higher proportion of Key’s clients have elected to use Key’s free checking products. The decrease in account analysis fees was attributable to the rising interest rate environment in which clients have elected to pay for services with compensating balances.
Investment banking and capital markets income. As shown in Figure 10, the growth in investment banking and capital markets income compared with the third quarter of 2004 was due primarily to higher net gains from principal investing and an increase in income from dealer trading and derivatives, $14 million of which resulted from derivative transactions with clients. For the year to-date period, the increase from the first nine months of 2004 reflected improved results from dealer trading and derivatives, and higher income from other investments. Of the $45 million improvement in income from dealer trading and derivatives, $22 million came from derivative transactions with clients, while $11 million represented derivative income recorded during the first quarter of 2005 in connection with the anticipated sale of the indirect automobile loan portfolios completed in March and April 2005. For both the quarterly and year-to-date periods, the increase in total investment banking and capital markets income was moderated by a decrease in income from investment banking activities.
Figure 10. Investment Banking and Capital Markets Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Investment banking income	$21	$32	$(11)	(34.4)%	$57	$83	$(26)	(31.3)%
Net gains from principal investing	31	10	21	210.0	44	39	5	12.8
Foreign exchange income	11	7	4	57.1	29	31	(2)	(6.5)
Dealer trading and derivatives income (loss)	16	(2)	18	N/M	45	—	45	N/M
Income from other investments	14	12	2	16.7	37	25	12	48.0

Total investment banking and capital markets income	$93	$59	$34	57.6%	$212	$178	$34	19.1%

N/M = Not Meaningful
Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. Principal investments consist of direct and indirect investments in predominantly privately held companies and are carried on the balance sheet at fair value ($800 million at September 30, 2005, and $817 million at September 30, 2004). Thus, the net gains presented in Figure 10 stem from changes in estimated fair values as well as actual gains and losses on sales of principal investments. During the second quarter of 2005, Key received a $15 million distribution in the form of dividends and interest from principal investing activities. This revenue was recorded in net interest income. Had it been recorded in noninterest income, principal investing income for the first nine months of 2005 would have been significantly higher than the level reported for the same period last year, and net interest income would have been correspondingly lower.

Letter of credit and loan fees. The increase in non-yield-related loan fees from the third quarter of 2004 was due primarily to higher syndication and origination fees generated by the KeyBank Real Estate Capital line of business. The increase from the first nine months of last year reflected growth in these fees in both the KeyBank Real Estate Capital and Corporate Banking lines. These improved results reflect stronger demand for commercial loans and a more disciplined approach to pricing, which considers overall customer relationships.
Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2005, Key completed the sale of the prime segment of its indirect automobile loan portfolio, resulting in a gain of $19 million. However, this gain was substantially offset by a $9 million impairment charge in the education lending business recorded during the same quarter. During the third quarter of 2004, Key completed its annual securitization and sale of education loans, resulting in a gain of $13 million. In 2005, Key expects to complete a securitization and sale of education loans during the fourth quarter. The types of loans sold during 2004 and the first nine months of 2005 are presented in Figure 15 on page 50.
Noninterest expense
Noninterest expense for the third quarter of 2005 was $781 million, compared with $729 million for the third quarter of 2004. For the first nine months of the year, noninterest expense was $2.3 billion, compared with $2.1 billion for the first nine months of last year.
As shown in Figure 11, higher costs associated with personnel, net occupancy, computer processing and a variety of other expense components contributed to the increase from the year-ago quarter.
For the year-to-date period, the increase in noninterest expense was due largely to increases in the personnel (see further discussion below), net occupancy, computer processing and “miscellaneous expense” components. Most of the increase in net occupancy expense resulted from a $30 million charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis. The growth in miscellaneous expense was attributable largely to a $20 million contribution to the Key Foundation recorded during the first quarter that will be used to fund future contributions, an $11 million increase in costs incurred for loan servicing, and an $11 million reserve established during the second quarter of 2005 in connection with Key’s education lending business. This reserve was established to absorb noncredit-related losses that are expected to result from Key’s election to discontinue the funding of new student loans for certain schools. The amount of the reserve was based on Key’s evaluation of the likelihood that the schools will close and the dollar amount of unfunded student loan commitments through the end of 2005. At September 30, 2005, the balance remaining in the reserve was $10 million.
Figure 11. Noninterest Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Personnel	$414	$394	$20	5.1%	$1,190	$1,138	$52	4.6%
Net occupancy	66	57	9	15.8	212	176	36	20.5
Computer processing	54	49	5	10.2	155	141	14	9.9
Equipment	28	28	—	—	84	89	(5)	(5.6)
Professional fees	29	27	2	7.4	87	81	6	7.4
Marketing	29	26	3	11.5	88	79	9	11.4
Other expense:
Operating lease expense	40	39	1	2.6	118	115	3	2.6
Postage and delivery	12	13	(1)	(7.7)	37	39	(2)	(5.1)
Telecommunications	8	8	—	—	23	22	1	4.5
Franchise and business taxes	8	9	(1)	(11.1)	25	17	8	47.1
OREO expense, net	2	3	(1)	(33.3)	6	14	(8)	(57.1)
Provision for losses on lending-related commitments	2	2	—	—	(7)	(5)	(2)	(40.0)
Miscellaneous expense	89	74	15	20.3	285	237	48	20.3

Total other expense	161	148	13	8.8	487	439	48	10.9

Total noninterest expense	$781	$729	$52	7.1%	$2,303	$2,143	$160	7.5%

Average full-time equivalent employees	19,456	19,635	(179)	(.9)%	19,508	19,577	(69)	(.4)%

Personnel. As shown in Figure 12, personnel expense, the largest category of Key’s noninterest expense, rose by $52 million, or 5%, from the first nine months of 2004, reflecting increases in all personnel expense components with the exception of incentive compensation.
Figure 12. Personnel Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Salaries	$222	$213	$9	4.2%	$658	$632	$26	4.1%
Incentive compensation	104	103	1	1.0	276	280	(4)	(1.4)
Employee benefits	67	63	4	6.3	207	193	14	7.3
Stock-based compensation	17	12	5	41.7	37	27	10	37.0
Severance	4	3	1	33.3	12	6	6	100.0

Total personnel expense	$414	$394	$20	5.1%	$1,190	$1,138	$52	4.6%

For the third quarter of 2005, the average number of full-time equivalent employees was 19,456, compared with 19,429 for the second quarter of 2005 and 19,635 for the year-ago quarter.
Franchise and business taxes. The increase in franchise and business taxes from the first nine months of 2004 shown in Figure 11 was largely the result of a $7 million adjustment recorded during the first quarter of 2004 to reverse certain business taxes that had been overaccrued.
Income taxes
The provision for income taxes was $122 million for the third quarter of 2005, compared with $101 million for the comparable period in 2004. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 30.5% for the third quarter of 2005, compared with 28.6% for the year-ago quarter. For the first nine months of 2005, the provision for income taxes was $346 million, compared with $293 million for the same period last year. The effective tax rates for these periods were 29.3% and 28.3%, respectively.
The effective tax rates for both the current and prior year are substantially below Key’s combined federal and state tax rate of 37.5%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, credits associated with investments in low-income housing projects and tax deductions associated with dividends paid to Key’s 401(k) savings plan. In addition, a lower tax rate is applied to portions of the equipment lease portfolio that are managed by a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this foreign subsidiary overseas, no deferred income taxes are recorded on those earnings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”
The increases in the effective tax rates from those reported for the comparable quarterly and year-to-date periods last year reflected the fact that tax-exempt interest income, income from corporate-owned life insurance and tax deductions associated with dividends paid to Key’s 401(k) savings plan each represented a lower percentage of income before income taxes in the current year, while the level of state income taxes represented a higher percentage. Also contributing to the higher effective tax rates is a third quarter 2005 write-off of certain foreign deferred taxes associated with Key’s leasing business. Increases in the effective rates from those reported one year ago were moderated by higher tax credits.

Financial Condition
Loans
At September 30, 2005, total loans outstanding were $65.6 billion, compared with $63.4 billion at December 31, 2004, and $62.0 billion at September 30, 2004. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 18. The growth in our loans over the past twelve months was attributable largely to the stronger demand for commercial loans in an improving economy. In addition, commercial loan growth was bolstered by the acquisitions of EverTrust and AEBF during the fourth quarter of 2004.
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
Commercial loan portfolio. Commercial loans outstanding increased by $6.9 billion, or 18%, from one year ago. Over the past year, all major segments of the commercial loan portfolio experienced growth, reflecting improvement in the economy. In addition, acquisitions added an aggregate $2.1 billion to outstanding balances, primarily in the lease financing and commercial mortgage portfolios. The growth in the commercial loan portfolio was broad-based and spread among a number of industry sectors.
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
Commercial real estate loans related to both owner and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At September 30, 2005, Key’s commercial real estate portfolio included mortgage loans of $8.6 billion and construction loans of $6.7 billion. The average size of a mortgage loan was $.6 million and the largest mortgage loan had a balance of $88 million. The average size of a construction loan commitment was $5 million. The largest construction loan commitment was $124 million, of which $7 million was outstanding.
Key conducts its commercial real estate lending business through two primary sources: a thirteen-state banking franchise and KeyBank Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. The KeyBank Real Estate Capital line of business deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 59% of Key’s total average commercial real estate loans during the third quarter of 2005. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 13, is diversified by both industry type and geography.
On July 1, 2005, we expanded our FHA financing and mortgage servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas with a servicing portfolio of approximately $1.3 billion at the date of acquisition. This is one in a series of acquisitions that we have initiated over the past several years to build upon the success we have experienced in our commercial mortgage origination and servicing area.

Figure 13. Commercial Real Estate Loans

September 30, 2005	Geographic Region					Percent of
dollars in millions	East	Midwest	Central	West	Total	Total

Nonowner-occupied:
Multi-family properties	$666	$583	$455	$643	$2,347	15.3%
Residential properties	712	161	244	696	1,813	11.8
Retail properties	166	586	189	168	1,109	7.2
Warehouses	194	195	78	94	561	3.7
Land and development	301	61	75	125	562	3.7
Office buildings	148	65	70	96	379	2.5
Manufacturing facilities	8	23	6	17	54	.4
Hotels/Motels	69	42	5	3	119	.8
Health facilities	45	—	—	21	66	.4
Other	266	377	32	136	811	5.3

	2,575	2,093	1,154	1,999	7,821	51.1
Owner-occupied	1,921	2,506	804	2,266	7,497	48.9

Total	$4,496	$4,599	$1,958	$4,265	$15,318	100.0%

Nonowner-occupied:
Nonperforming loans	$3	$3	—	—	$6	N/M
Accruing loans past due 90 days or more	1	5	—	—	6	N/M
Accruing loans past due 30 through 89 days	29	5	$22	$5	61	N/M

N/M = Not Meaningful
Consumer loan portfolio. As shown in Note 6, consumer loans outstanding decreased by $3.3 billion, or 14%, from one year ago. The decline was due primarily to two factors. In December 2004, we reclassified $1.7 billion of indirect automobile loans to held-for-sale status in anticipation of their sale. During the first and second quarters of 2005, we completed the sales of the prime and nonprime segments of this portfolio, respectively. In addition, since September 30, 2004, we sold $1.1 billion of broker-originated home equity loans within the Key Home Equity Services division. Most of these loans were sold during the fourth quarter of 2004 as a result of our decision to exit this business. The loan sales discussed above are part of our strategy for improving Key’s returns and achieving desired interest rate and credit risk profiles. Excluding loan sales, acquisitions and the reclassification of the indirect automobile loan portfolio to held-for-sale status, consumer loans would have decreased only slightly during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived from our Community Banking line of business (75% of the home equity portfolio at September 30, 2005) and the National Home Equity unit within our Consumer Finance line of business.
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

Figure 14. Home Equity Loans

	2005			2004
dollars in millions	Third	Second	First	Fourth	Third

SOURCES OF LOANS OUTSTANDING AT PERIOD END
Community Banking	$10,345	$10,404	$10,416	$10,554	$10,472

Champion Mortgage Company	2,765	2,817	2,869	2,866	2,882
Key Home Equity Services division	762	700	651	642	1,596

National Home Equity unit	3,527	3,517	3,520	3,508	4,478

Total	$13,872	$13,921	$13,936	$14,062	$14,950

Nonperforming loans at period end	$75	$74	$76	$80	$149
Net charge-offs for the period	6	5	5	24	7
Yield for the period	6.72%	6.49%	6.19%	5.94%	5.67%

Sales and securitizations. During the past twelve months, Key sold $2.2 billion of commercial real estate loans, $1.7 billion of indirect consumer loans, $1.1 billion of home equity loans, $502 million of education loans ($222 million through securitizations), $395 million of residential real estate loans, and $122 million of commercial loans.
Among the factors that Key considers in determining which loans to sell or securitize are:

♦	whether particular lending businesses meet our performance standards or fit with our relationship banking strategy;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the relative cost of funds;

♦	the level of credit risk; and

♦	capital requirements.
Figure 15 summarizes Key’s loan sales (including securitizations) for the first nine months of 2005 and all of 2004.
Figure 15. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Indirect	Education	Total

2005
Third quarter	$40	$710	—	$99	$3	$111	$48	$1,011
Second quarter	21	336	—	99	—	635	128	1,219
First quarter	18	389	—	98	31	992	208	1,736

Total	$79	$1,435	—	$296	$34	$1,738	$384	$3,966

2004
Fourth quarter	$43	$760	—	$99	$1,058	—	$118	$2,078
Third quarter	80	508	—	79	85	—	976	1,728
Second quarter	87	652	$5	121	70	$283	104	1,322
First quarter	130	198	—	61	664	—	138	1,191

Total	$340	$2,118	$5	$360	$1,877	$283	$1,336	$6,319

Figure 16 shows loans that are either administered or serviced by Key, but not recorded on its balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. In the event of default, Key is subject to recourse with respect to approximately $631 million of the $48.4 billion of loans administered or serviced at September 30, 2005. Additional information about this recourse arrangement is included in Note 12 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 27.

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
Figure 16. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2005	2005	2005	2004	2004

Commercial real estate loans	$43,555	$38,630	$35,534	$33,252	$29,098
Education loans	4,518	4,708	4,861	4,916	4,978
Commercial loans	233	222	216	210	192
Home equity loans	85	96	116	130	147
Commercial lease financing	29	35	40	45	—

Total	$48,420	$43,691	$40,767	$38,553	$34,415

Securities
At September 30, 2005, the securities portfolio totaled $8.5 billion and included $7.1 billion of securities available for sale, $98 million of investment securities and $1.3 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2004, was $8.9 billion, including $7.5 billion of securities available for sale, $71 million of investment securities and $1.4 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations that provide a source of interest income and serve as collateral in connection with pledging requirements. A collateralized mortgage obligation (“CMO”) is a debt security that is secured by a pool of mortgages or mortgage-backed securities. At September 30, 2005, Key had $6.5 billion invested in CMOs and other mortgage-backed securities in the available-for-sale portfolio, compared with $6.7 billion at December 31, 2004, and September 30, 2004. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-duration class bonds that are structured to have more predictable cash flows than longer-term class bonds.
The weighted-average maturity of the securities available-for-sale portfolio was 2.2 years at September 30, 2005, compared with 2.3 years at December 31, 2004.
The size and composition of Key’s securities available-for-sale portfolio are dependent largely on our needs for liquidity and the extent to which we are required or elect to hold these assets as collateral to secure public and trust deposits. Although debt securities are generally used for this purpose, other assets, such as securities purchased under resale agreements, may be used temporarily when they provide more favorable yields.
Figure 17 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 16.

Figure 17. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained					Weighted
	Agencies and	Political	Mortgage	Backed	Interests in	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]		Total		Yield [c]

SEPTEMBER 30, 2005
Remaining maturity:
One year or less	$264	$1	$557	$5	$19	$28		$874		4.70%
After one through five years	12	2	5,692	200	120	92		6,118		4.24
After five through ten years	3	6	15	40	32	2		98		8.83
After ten years	4	10	2	13	—	5		34		7.15

Fair value	$283	$19	$6,266	$258	$171	$127		$7,124		—
Amortized cost	283	19	6,390	255	98	120		7,165		4.39%
Weighted-average yield	3.69%	7.23%	3.84%	5.56%	38.96%	4.11%	[d]	4.39%	[c,d]	—
Weighted-average maturity	.5 years	10.9 years	2.2 years	4.2 years	4.4 years	4.1 years		2.2 years		—

DECEMBER 31, 2004
Fair value	$227	$22	$6,370	$330	$193	$309		$7,451		—
Amortized cost	227	21	6,460	322	103	302		7,435		4.26%

SEPTEMBER 30, 2004
Fair value	$38	$21	$6,347	$339	$188	$249		$7,182		—
Amortized cost	38	20	6,422	329	109	245		7,163		4.25%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $95 million at September 30, 2005, that have no stated yield.
Investment securities. Commercial paper and securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 18 shows the composition, yields and remaining maturities of these securities.
Figure 18. Investment Securities

	States and			Weighted
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

SEPTEMBER 30, 2005
Remaining maturity:
One year or less	$12	$45	$57	4.31%
After one through five years	27	11	38	6.79
After five through ten years	3	—	3	8.69

Amortized cost	$42	$56	$98	5.39%
Fair value	43	56	99	—
Weighted-average maturity	2.0 years	.8 years	1.3 years	—

DECEMBER 31, 2004
Amortized cost	$58	$13	$71	8.01%
Fair value	61	13	74	—

SEPTEMBER 30, 2004
Amortized cost	$65	$13	$78	8.15%
Fair value	69	13	82	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit ___are carried at fair value, which aggregated $800 million at September 30, 2005, $816 million at December 31, 2004, and $817 million at September 30, 2004. They represent approximately 61% of other investments at September 30, 2005, and include direct and indirect investments predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.
In addition to principal investments, other investments include equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments. Neither these securities nor principal investments have stated maturities.
Deposits and other sources of funds
“Core deposits” ___ domestic deposits other than certificates of deposit of $100,000 or more ___ are Key’s primary source of funding. During the third quarter of 2005, core deposits averaged $47.9 billion and represented 61% of the funds Key used to support earning assets, compared with $44.1 billion and 59%, respectively, during the same quarter in 2004. The composition of Key’s deposits is shown in Figure 5, which spans pages 41 and 42.
The increase in the level of Key’s average core deposits during the past twelve months was due primarily to higher levels of NOW and money market deposit accounts, and noninterest-bearing deposits. This growth was slightly offset by a 2% decrease in savings deposits. These results reflect client preferences for investments that provide high levels of liquidity in a low interest rate environment. Average noninterest-bearing deposits also increased because of continued cross-selling efforts, focused sales and marketing efforts on our free checking products, and the collection of more escrow deposits associated with the servicing of commercial real estate loans.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $15.5 billion in the third quarter of 2005, compared with $16.1 billion during the year-ago quarter. The decrease was attributable to a lower level of federal funds purchased and securities sold under repurchase agreements. The need for this funding source has diminished as a result of strong deposit growth, a higher level of capital and other interest-free funds, and loan sales.
We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at September 30, 2005, was $7.5 billion, up $405 million from December 31, 2004. Factors contributing to the change in shareholders’ equity during the first nine months of 2005 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Changes in common shares outstanding. Share repurchases and other activities that caused the change in Key’s outstanding common shares over the past five quarters are shown in Figure 19.

Figure 19. Changes in Common Shares Outstanding

in thousands	3Q05	2Q05	1Q05	4Q04	3Q04

Shares outstanding at beginning of period	408,231	407,297	407,570	405,723	407,243
Issuance of shares under employee benefit and dividend reinvestment plans	1,561	934	2,227	1,847	980
Repurchase of common shares	(1,250)	—	(2,500)	—	(2,500)

Shares outstanding at end of period	408,542	408,231	407,297	407,570	405,723

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. Key’s repurchase activity for each of the three months ended September 30, 2005, is summarized in Figure 20.
Figure 20. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of each Month-End

July 1-31, 2005	—	—	—	26,961
August 1-31, 2005	—	—	—	26,961
September 1-30, 2005	1,250	$32.03	1,250	25,711

Total	1,250	$32.03	1,250

(a)	In July 2004, the Board of Directors authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from a repurchase program authorized in September 2003. This action brought the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
At September 30, 2005, Key had 83,346,435 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2005, Key reissued 4,722,676 treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.15% at September 30, 2005, and 7.85% at September 30, 2004. Key’s ratio of tangible equity to tangible assets was 6.68% at September 30, 2005, and within our targeted range of 6.25% to 6.75%. Management believes that Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.

Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 74 of Key’s 2004 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2005, Key’s Tier 1 capital ratio was 7.72%, and its total capital ratio was 11.83%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk—as KeyCorp has—must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2005, Key had a leverage ratio of 8.60%.
Federal bank regulators group Federal Deposit Insurance Corporation (“FDIC”)-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at September 30, 2005, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at September 30, 2005. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or its affiliate bank.
Figure 21 presents the details of Key’s regulatory capital position at September 30, 2005, December 31, 2004, and September 30, 2004.
Figure 21. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2005	2004	2004

TIER 1 CAPITAL
Common shareholders’ equity[a]	$7,578	$7,143	$6,972
Qualifying capital securities	1,542	1,292	1,292
Less: Goodwill	1,344	1,359	1,179
Other assets[b]	162	132	75

Total Tier 1 capital	7,614	6,944	7,010

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,152	1,205	1,147
Net unrealized gains on equity securities available for sale	3	3	2
Qualifying long-term debt	2,899	2,880	2,439

Total Tier 2 capital	4,054	4,088	3,588

Total risk-based capital	$11,668	$11,032	$10,598

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$75,594	$73,911	$70,161
Risk-weighted off-balance sheet exposure	24,212	23,519	21,974
Less: Goodwill	1,344	1,359	1,179
Other assets[b]	769	649	568
Plus: Market risk-equivalent assets	945	733	609

Gross risk-weighted assets	98,638	96,155	90,997
Less: Excess allowance for losses on loans and lending-related commitments	—	—	169

Net risk-weighted assets	$98,638	$96,155	$90,828

AVERAGE QUARTERLY TOTAL ASSETS	$90,623	$89,248	$86,532

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.72%	7.22%	7.72%
Total risk-based capital ratio	11.83	11.47	11.67
Leverage ratio[c]	8.60	7.96	8.27

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19,1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b) and deductible portions of nonfinancial equity investments.

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
Measurement of short-term interest rate exposure. Key uses a simulation model to measure interest rate risk. The model estimates the impact that various changes in the overall level of market interest rates would have on net interest income over one- and two-year time periods. The results help Key develop strategies for managing exposure to interest rate risk.
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
When an increase in short-term interest rates is expected to generate lower net interest income, the balance sheet is said to be “liability-sensitive,” meaning that rates paid on deposits and other liabilities respond more quickly to market forces than yields on loans and other assets. Conversely, when an increase in short-term interest rates is expected to generate greater net interest income, the balance sheet is said to be “asset-sensitive,” meaning that yields on loans and other assets respond more quickly to market forces than rates paid on deposits and other liabilities. Key has historically maintained a modest liability-sensitive position to increasing interest rates under our “standard” risk assessment. However, since mid-2004, Key has been operating with a slight asset-sensitive position. This change resulted from management’s decision in the fourth quarter of 2003 to move Key to an asset-sensitive position by gradually lowering its liability-sensitivity over a nine- to twelve-month period. Management actively monitors the risk of changes in interest rates and takes preventive actions, when deemed necessary; with the objective of assuring that net interest income at risk does not exceed internal guidelines. In addition, since rising rates typically reflect an improving economy, management expects that Key’s lines of business could increase their portfolios of market-rate loans and deposits, which would mitigate the effect of rising rates on Key’s interest expense.
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
As discussed above, over the past year, Key has been operating with a slight asset-sensitive position. Deposit growth, sales of fixed-rate consumer loans, and the maturity of received fixed A/LM interest rate swaps have contributed to Key’s efforts in managing net interest income in light of the rise in short-term interest rates that has occurred during this period. Additionally, simulation model assumptions have been refined to address anticipated changes in deposit pricing on select products in a very competitive marketplace. Considering Key’s current asset-sensitive position, its net interest income should have a tendency to benefit from rising interest rates, but could be adversely affected if interest rates were to decline to near year-ago levels. Key manages interest rate risk with a long-term perspective in mind. Although our rate risk guidelines currently call for a slightly asset-sensitive position, our bias is to be modestly liability-sensitive in the long run.
As of September 30, 2005, based on the results of our simulation model using Key’s “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income to increase by approximately .93% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Conversely, if short-term interest rates gradually decrease by 200 basis points over the next twelve months, net interest income would be expected to decrease by approximately .22%.
The results of the above scenarios reflect the fact that Key’s balance sheet is currently asset-sensitive to changes in short-term interest rates over the next year. Key’s asset-sensitive position to a decrease in interest rates reflects management’s assumption that yields on earning assets will decline faster than rates paid on deposits and borrowings. This is particularly true for CMOs held in the securities available for sale portfolio. When interest rates decrease, prepayments on CMOs are generally more rapid, resulting in lower reinvestment yields and a higher level of premium amortization. To mitigate the risk of a potentially adverse effect on earnings, management uses interest rate swaps while maintaining the flexibility to lower rates on deposits, if necessary.
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
As of September 30, 2005, based on the results of our model in which we simulate the effect of increasing market interest rates in the second year of a two-year time horizon using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to increase by approximately .37% if short-term interest rates gradually increase by 200 basis points during that year but remain unchanged during the first year. Conversely, if short-term interest rates gradually decrease by 200 basis points in the second year but remain unchanged in the first year, net interest income would be expected to increase by approximately .46% during the second year.
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
Figure 22. Portfolio Swaps By Interest Rate Risk Management Strategy

	September 30, 2005					September 30, 2004
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LM [a]	$2,200	$(5)	1.0	4.0%	3.8%	$8,725	$14
Receive fixed/pay variable—conventional debt	5,962	139	8.0	5.3	3.8	5,669	305
Pay fixed/receive variable—conventional debt	955	(27)	5.4	3.1	4.1	1,087	(34)
Pay fixed/receive variable—forward starting	—	—	—	—	—	12	—
Foreign currency—conventional debt	2,441	(101)	3.7	3.0	4.0	1,872	269
Basis swaps[b]	9,500	(1)	.4	3.6	3.8	9,700	(7)

Total portfolio swaps	$21,058	$5	3.2	4.0%	3.8%	$27,065	$547

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the maximum potential one-day loss with a 95% confidence level. Key’s Financial Markets Committee has established VAR limits for its trading units. At September 30, 2005, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.
Key is operating within the above constraints. During the first nine months of 2005, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.3 million, $1.0 million and $5.3 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.3 million, $.8 million and $2.7 million, respectively.
As noted in the discussion of investment banking and capital markets income on page 45, Key used interest rate swaps to manage the economic risk associated with its sale of the indirect automobile loan portfolio. Even though these derivatives were not subject to VAR trading limits, Key measured their exposure on a daily basis and the results are included in the VAR amounts indicated above for the first nine months of 2005. The daily average, minimum and maximum VAR exposures for these derivatives were $1.0 million, zero and $3.6 million, respectively.

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
Allowance for loan losses. The allowance for loan losses at September 30, 2005, was $1.093 billion, or 1.67% of loans. This compares with $1.251 billion, or 2.02% of loans, at September 30, 2004. For more information about impaired loans, see Note 8 (“Impaired Loans and Other Nonperforming Assets”), which begins on page 20. At September 30, 2005, the allowance for loan losses was 303.61% of nonperforming loans, compared with 321.59% at September 30, 2004.
During the first quarter of 2004, Key reclassified $70 million of its allowance for loan losses to a separate allowance for probable credit losses inherent in lending-related commitments. Earnings for the first quarter of 2004 and prior period balances were not affected by this reclassification. The separate allowance is included in “accrued expense and other liabilities” on the balance sheet and totaled $59 million at September 30, 2005, compared with $65 million at September 30, 2004. Key establishes the amount of this allowance by analyzing its lending-related commitments quarterly, or more often if deemed necessary.
Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 56 of Key’s 2004 Annual Report to Shareholders. Briefly, management assigns a specific allowance to an impaired loan when the carrying amount of the loan exceeds the estimated present value of related future cash flows and the fair value of any existing collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at September 30, 2005, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
The level of watch credits in the commercial portfolio has been progressively decreasing since the end of 2002. Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits over the past twelve months were institutional, middle market, healthcare and commercial real estate. These changes reflect the fluctuations that occur in loan portfolios from time to time, underscoring the benefits of Key’s strategy to limit the concentration of credit risk in any single portfolio.

As shown in Figure 23, the decrease in Key’s allowance for loan losses since September 30, 2004, was attributable to developments in both the commercial and consumer loan portfolios.
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
Figure 23. Allocation of the Allowance for Loan Losses

	September 30, 2005			December 31, 2004			September 30, 2004
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loan Type		Allowance	Loan Type		Allowance	Loan Type
		to Total	to Total		to Total	to Total		to Total	to Total
dollars in millions	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Commercial, financial and agricultural	$545	49.8%	29.7%	$560	49.2%	29.6%	$572	45.7%	28.2%
Real estate — commercial mortgage	37	3.4	13.1	38	3.3	12.8	35	2.8	11.8
Real estate — construction	142	13.0	10.2	147	12.9	8.7	142	11.4	8.3
Commercial lease financing	213	19.5	15.8	224	19.7	16.0	179	14.3	13.4

Total commercial loans	937	85.7	68.8	969	85.1	67.1	928	74.2	61.7
Real estate — residential mortgage	9	.8	2.3	9	.8	2.3	4	.3	2.5
Home equity	65	6.0	21.1	65	5.7	22.2	92	7.4	24.1
Consumer — direct	45	4.1	2.7	45	4.0	3.1	58	4.6	3.2
Consumer — indirect lease financing	2	.2	.1	4	.4	.2	5	.4	.2
Consumer — indirect other	35	3.2	5.0	46	4.0	5.1	164	13.1	8.3

Total consumer loans	156	14.3	31.2	169	14.9	32.9	323	25.8	38.3

Total	$1,093	100.0%	100.0%	$1,138	100.0%	100.0%	$1,251	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the third quarter of 2005 totaled $49 million, or .30% of average loans. As a percentage of average loans, they remained at their lowest level since the fourth quarter of 1995. These results compare with net charge-offs of $76 million, or .49% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 24. The decrease in net charge-offs from the year-ago quarter occurred primarily in the middle market segment of the commercial, financial and agricultural loan portfolio, and in the indirect consumer loan portfolio, due largely to the reclassification of the indirect automobile loan portfolio to held-for-sale status in the fourth quarter of 2004.

Figure 24. Summary of Loan Loss Experience

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions	2005	2004	2005	2004

Average loans outstanding during the period	$64,758	$61,254	$64,346	$60,344

Allowance for loan losses at beginning of period	$1,100	$1,276	$1,138	$1,406
Loans charged off:
Commercial, financial and agricultural	14	33	58	125
Real estate — commercial mortgage	4	8	16	26
Real estate — construction	—	—	5	5

Total commercial real estate loans[a]	4	8	21	31
Commercial lease financing	18	9	43	34

Total commercial loans	36	50	122	190
Real estate — residential mortgage	1	6	5	15
Home equity	7	9	20	37
Consumer — direct	10	9	28	32
Consumer — indirect lease financing	1	1	3	6
Consumer — indirect other	14	38	44	130

Total consumer loans	33	63	100	220

	69	113	222	410
Recoveries:
Commercial, financial and agricultural	4	10	14	35
Real estate — commercial mortgage	1	1	2	4
Real estate — construction	—	—	2	4

Total commercial real estate loans[a]	1	1	4	8
Commercial lease financing	7	3	27	10

Total commercial loans	12	14	45	53
Real estate — residential mortgage	—	—	1	1
Home equity	1	2	4	4
Consumer — direct	2	3	6	7
Consumer — indirect lease financing	1	1	2	3
Consumer — indirect other	4	17	13	51

Total consumer loans	8	23	26	66

	20	37	71	119

Net loans charged off	(49)	(76)	(151)	(291)
Provision for loan losses	43	51	107	206
Foreign currency translation adjustment	(1)	—	(1)	—
Reclassification of allowance for credit losses on lending-related commitments [b]	—	—	—	(70)

Allowance for loan losses at end of period	$1,093	$1,251	$1,093	$1,251

Net loan charge-offs to average loans	.30%	.49%	.32%	.64%
Allowance for loan losses to period-end loans	1.67	2.02	1.67	2.02
Allowance for loan losses to nonperforming loans	303.61	321.59	303.61	321.59

(a)	See Figure 13 on page 49 and the accompanying discussion on page 48 for more information related to Key’s commercial real estate portfolio.

(b)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.

Nonperforming assets. Figure 25 shows the composition of Key’s nonperforming assets. These assets totaled $393 million at September 30, 2005, and represented .60% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $460 million, or .74%, at September 30, 2004. As shown in Figure 25, reductions in nonperforming loans in the commercial mortgage and home equity portfolios, along with a substantial decrease in OREO, drove the improvement. These reductions were offset in part by an increase in commercial lease financing receivables on nonaccrual status. This increase occurred during the third quarter of 2005 and was attributable to Key’s commercial airline lease portfolio. Key’s total exposure to commercial passenger airline leases at September 30, 2005, was $213 million, of which $103 million is on nonaccrual status. Management believes that adequate reserves have been established to absorb any losses inherent in the commercial airline lease portfolio at September 30, 2005.
At September 30, 2005, our 20 largest nonperforming loans totaled $174 million, representing 48% of total loans on nonperforming status.
The level of Key’s delinquent loans increased during the third quarter of 2005. Prior to this quarter, the level of Key’s delinquent loans had been trending downward. Over the course of a normal business cycle, fluctuations in the level of Key’s delinquent loans will be experienced.
Fig 25. Summary of Nonperforming Assets and Past Due Loans

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2005	2005	2005	2004	2004

Commercial, financial and agricultural	$50	$58	$46	$37	$55

Real estate — commercial mortgage	33	36	41	37	55
Real estate — construction	3	3	5	20	1

Total commercial real estate loans[a]	36	39	46	57	56
Commercial lease financing	151	73	75	84	74

Total commercial loans	237	170	167	178	185
Real estate — residential mortgage	40	38	43	39	36
Home equity	75	74	76	80	149
Consumer — direct	3	4	3	3	4
Consumer — indirect lease financing	1	1	5	1	1
Consumer — indirect other	4	5	5	7	14

Total consumer loans	123	122	132	130	204

Total nonperforming loans	360	292	299	308	389

Nonperforming loans held for sale	2	1	6	8	1

OREO	29	33	58	53	60
Allowance for OREO losses	(3)	(2)	(4)	(4)	(5)

OREO, net of allowance	26	31	54	49	55
Other nonperforming assets	5	14	12	14	15

Total nonperforming assets	$393	$338	$371	$379	$460

Accruing loans past due 90 days or more	$94	$74	$79	$122	$139
Accruing loans past due 30 through 89 days	550	475	495	491	602

Nonperforming loans to period-end loans	.55%	.45%	.47%	.49%	.63%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.60	.52	.58	.60	.74

(a)	See Figure 13 on page 49 and the accompanying discussion on page 48 for more information related to Key’s commercial real estate portfolio.

Credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 26. The types of activity that caused the change in Key’s nonperforming loans during each of the last five quarters are summarized in Figure 27.

Figure 26. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
September 30, 2005	Total	Loans		% of Loans
dollars in millions	Commitments[a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$9,749	$2,989	$4	.1%
Services	8,980	2,690	4	.1
Retail trade	5,961	3,373	6	.2
Financial services	5,326	1,994	—	—
Property management	3,740	1,412	3	.2
Public utilities	3,383	370	—	—
Wholesale trade	3,282	1,364	16	1.2
Insurance	2,166	71	—	—
Building contractors	1,831	839	3	.4
Public administration	1,194	396	—	—
Transportation	1,079	455	4	.9
Communications	1,028	370	—	—
Agriculture/forestry/fishing	856	530	3	.6
Mining	647	207	—	—
Individuals	79	52	—	—
Other	2,875	2,339	7	.3

Total	$52,176	$19,451	$50	.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 27. Summary of Changes in Nonperforming Loans

	2005			2004
in millions	Third	Second	First	Fourth	Third

Balance at beginning of period	$292	$299	$308	$389	$428
Loans placed on nonaccrual status	126	58	71	88	119
Charge-offs	(49)	(48)	(54)	(91)	(76)
Loans sold	(3)	—	(5)	(66)	(35)
Payments	(5)	(13)	(9)	(11)	(32)
Transfers to OREO	—	(4)	(12)	—	—
Loans returned to accrual status	(1)	—	—	(1)	(15)

Balance at end of period	$360	$292	$299	$308	$389

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
Key also maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also addresses the assignment of specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at September 30, 2005.
Key monitors its funding sources and measures its capacity to obtain funds in a variety of wholesale funding markets. This is done with the objective of maintaining an appropriate mix of funds considering both cost and availability. We use several tools as described on page 45 of Key’s 2004 Annual Report to Shareholders to actively manage and maintain sufficient liquidity on an ongoing basis.
Key’s largest cash flows relate to both investing and financing activities. Since December 31, 2003, the primary sources of cash from investing activities have been loan sales, and the sales, prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include acquisitions completed during the fourth quarter of 2004, lending and purchases of new securities.
Since December 31, 2003, the primary sources of cash from financing activities have been the growth in deposits (including growth in eurodollar deposits during 2004), the use of short-term borrowings during 2005 and the issuance of long-term debt. During the same period, significant outlays of cash have been made to repay debt issued in prior periods. Cash outlays were also made during the fourth quarter of 2004 to reduce the level of short-term borrowings.
The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the nine-month periods ended September 30, 2005 and 2004. Sources and uses of cash for the full year ended December 31, 2004, are presented on page 6 of Key’s 2004 Annual Report to Shareholders.

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
During the first nine months of 2005, KBNA paid the parent a total of $650 million in dividends, and nonbank subsidiaries paid a total of $111 million in dividends. As of the close of business on September 30, 2005, KBNA had an additional $688 million available to pay dividends to the parent company without prior regulatory approval and without affecting its status as “well-capitalized” under the FDIC-defined capital categories. The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At September 30, 2005, the parent company held $1.4 billion in cash and short-term investments, which management projected to be sufficient to meet the parent’s debt repayment obligations over a period of approximately fourteen months.
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
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first nine months of 2005, there were $1.4 billion of notes issued under this program. These notes have original maturities in excess of one year and are included in “long-term debt.” At September 30, 2005, $14.5 billion was available for future issuance.
Euro note program. Under Key’s euro note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars or foreign currencies. There were $666 million of notes issued under this program during the first nine months of 2005. At September 30, 2005, $6.5 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. Of this amount, $1.9 billion has been allocated for issuance of medium-term notes. At September 30, 2005, unused capacity under the parent’s shelf registration statement totaled $2.7 billion.
Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of September 30, 2005, there were no borrowings outstanding under the commercial paper program.

Key has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to $1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of September 30, 2005, borrowings outstanding under this commercial paper program totaled C$767 million in Canadian currency and $78 million in U.S. currency (equivalent to C$90 million in Canadian currency).
Key’s debt ratings are shown in Figure 28. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 28. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
September 30, 2005	Borrowings	Debt	Debt	Securities

KeyCorp (the parent company)

Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-
Dominion	N/A	A	N/A	N/A

KBNA

Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A
Dominion	R-1 (middle)	A (high)	N/A	N/A

Key Nova Scotia Funding Company (“KNSF”)

Dominion(a)	R-1 (middle)	N/A	N/A	N/A

(a) Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
N/A=Not Applicable
The rating agencies’ outlook for all of the ratings for the entities shown in the above table was stable at September 30, 2005.
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
Regulatory agreements. On October 17, 2005, KeyCorp entered into a memorandum of understanding with the Federal Reserve Bank of Cleveland (“FRB”), and KBNA entered into a consent order with the Comptroller of the Currency (“OCC”) concerning compliance-related matters, particularly the Bank Secrecy Act. Management does not expect these actions to have a material effect on Key’s operating results; neither the OCC nor the FRB imposed a fine or civil money penalty in the matter. As part of the consent order and memorandum of understanding, Key has agreed to continue to strengthen its anti-money laundering and other compliance controls.

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

KEYCORP (Registrant)
Date: November 2, 2005	/s/ Lee Irving
	By:	Lee Irving Executive Vice President and Chief Accounting Officer