Form 10-K
period 2005-12-31
KEYCORP /NEW/
filed 2006-02-28
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR
[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from                     to
Commission file number 1-11302
(Exact name of Registrant as specified in its charter)

Ohio	34-6542451

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
127 Public Square, Cleveland, Ohio	44114-1306

(Address of principal executive offices)	(Zip Code)
(216) 689-6300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Shares, $1 par value Rights to Purchase Common Shares	Securities registered pursuant to Section 12(g) of the Act: None

(Title of each class)	(Title of class)
New York Stock Exchange

(Name of each exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $13,503,797,241 at June 30, 2005. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 30, 2005.)
405,156,635 Shares

(Number of KeyCorp Common Shares outstanding as of February 14, 2006)
Certain specifically designated portions of KeyCorp’s 2005 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KeyCorp
2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS
Overview
KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). At December 31, 2005, KeyCorp was one of the nation’s largest bank-based financial services companies with consolidated total assets of $93.1 billion. Its subsidiaries provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business groups: Consumer Banking, and Corporate and Investment Banking. As of December 31, 2005, these services were provided across much of the country through subsidiaries operating 947 full-service retail banking branches (“KeyCenters”), a telephone banking call center services group and 2,180 ATMs, in sixteen states. Additional information pertaining to the two business groups is included in the “Line of Business Results” section beginning on page 18 and in Note 4 (“Line of Business Results”) beginning on page 64 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 19,485 full-time equivalent employees during 2005.
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
KeyCorp provides other financial services both inside and outside of its primary banking markets through its nonbank subsidiaries. These services include accident, health, and credit-life insurance on loans made by its subsidiary bank, principal investing, community development financing, securities underwriting and brokerage, merchant services, and other financial services. KeyCorp is an equity participant in a joint venture by Key Merchant Services, LLC, which provides merchant services to businesses.
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
The following financial data is included in the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference as indicated below:

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.
Acquisitions and Divestitures
The information presented in Note 3 (“Acquisitions”) on page 64 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.
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
In recent years, mergers and acquisitions have led to greater concentration in the banking industry and placed added competitive pressure on Key’s core banking products and services. In addition, competition has intensified as a consequence of the financial modernization laws that were enacted in November 1999 to permit qualifying financial institutions to expand into other activities. For example, commercial banks are permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See “Financial Modernization Legislation” on page 7 of this report.
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

General
As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities. KeyCorp’s bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates one full-service, FDIC-insured national bank subsidiary, KeyBank National Association (“KBNA”), and one national bank subsidiary whose activities are limited to those of a fiduciary. Both of KeyCorp’s national bank subsidiaries, and their subsidiaries, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Because the deposits in KBNA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over KBNA.
KeyCorp also has other financial services subsidiaries that are subject to regulation, supervision and examination by the Federal Reserve Board, as well as other applicable state and federal regulatory agencies and self-regulatory organizations. For example, KeyCorp’s brokerage and asset management subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission (the “SEC”), the National Association of Securities Dealers, Inc., the New York Stock Exchange and/or state securities regulators, and KeyCorp’s insurance subsidiaries are subject to regulation by the insurance regulatory authorities of the various states. Other nonbank subsidiaries of KeyCorp are subject to laws and regulations of both the federal government and the various states in which they are authorized to do business.

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
If, in the opinion of a federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice. The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act (the “FDIA”), an insured depository institution may not pay any dividend (i) if payment would cause it to become less than “adequately capitalized,” or (ii) while it is in default in the payment of an assessment due to the FDIC. See “Regulatory Capital Standards and Related Matters — Prompt Corrective Action” on page 6 of this report. Also, the federal banking agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Holding Company Structure
Bank Transactions With Affiliates. Federal banking law and regulation impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions, which include bank loans and other extensions of credit to affiliates, bank purchases of assets from affiliates, and bank sales of assets to affiliates, must be on arm’s length terms, cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For these purposes, a bank includes certain of its subsidiaries and other companies it is deemed to control, while an affiliate includes the bank’s parent bank holding company, certain of its nonbank subsidiaries and other companies it is deemed to control, and certain other companies. As a result, these provisions materially restrict the ability of KBNA, as a bank, to fund its affiliates including KeyCorp, McDonald Investments Inc., any of the Victory mutual funds, and KeyCorp’s nonbanking subsidiaries engaged in making merchant banking investments.
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
Bank holding companies, such as KeyCorp, whose securities and commodities trading activities exceed specified levels also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). At December 31, 2005, Key’s Tier 1 and total capital to risk-weighted assets ratios were 7.59% and 11.47%, respectively, which include required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its bank subsidiaries has been advised by its primary federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2005, Key’s Tier 1 capital leverage ratio was 8.53%.
KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2005, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.
In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. Additional information regarding regulatory capital levels is included in the “Capital” section beginning on page 34 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).
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
FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination). At December 31, 2005, KBNA, KeyCorp’s only FDIC-insured depository institution subsidiary, met the requirements for the “well capitalized” capital category. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its bank subsidiaries, and should be considered in conjunction with other available information regarding Key’s financial condition and results of operations.
Basel Accords. The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on a 1988 international accord (“Basel I”) that was developed by the Basel Committee on Banking Supervision currently having member central bank and bank supervision authority representation from Belgium, Canada, France, Germany, Italy, Japan, Luxembourg, the Netherlands, Spain, Sweden, Switzerland, the United Kingdom, and the United States. In 2004, the Basel Committee published its new capital framework document (“Basel II”) governing the capital adequacy of large, internationally active banking organizations that generally rely on sophisticated risk management and measurement systems. Basel II is designed to create incentives for these organizations to improve their risk measurement and management processes and to better align minimum capital requirements with the risks underlying activities conducted by these organizations.
Basel II adopts a three-pillar framework for addressing capital adequacy — minimum capital requirements, supervisory review, and market discipline. The minimum capital requirement pillar includes capital charges for credit, operational, and market risk exposures of a banking organization. The supervisory review pillar addresses the need for a banking organization to assess its capital adequacy position relative to its overall risk, rather than only with respect to its minimum capital requirement, as well as the need for a banking organization supervisory authority to review and respond to the banking organization’s capital adequacy assessment. The market discipline pillar imposes public disclosure requirements on a banking organization that are intended to allow market participants to assess key information about the organization’s risk profile and its associated level of capital.
The agencies are developing a notice of proposed rulemaking to provide banking organizations with a more definitive proposal for implementing Basel II in the U.S. They expect to propose a revised Basel II transitional implementation timeline beginning in January 2008 and ending in December 2011. In addition, the agencies have indicated that the Basel II proposal will not change the existing prompt corrective action and leverage capital requirements.
The agencies are also developing a notice of proposed rulemaking to update their existing Basel I risk-based capital standards in order to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of Basel II. The agencies also have indicated that the Basel I proposal will not change the existing leverage capital requirements.
The agencies expect to publish both the Basel I and Basel II proposed rulemaking notices in similar time frames in 2006.
FDIC Deposit Insurance
Because substantially all of KBNA’s deposits are insured up to applicable limits by the FDIC, KBNA is subject to deposit insurance premium assessments by the FDIC to maintain the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC has adopted a risk-related deposit insurance assessment system under which premiums, ranging in 2005 from zero to $.27 for each $100 of domestic deposits, are imposed based upon the depository institution’s capitalization and federal supervisory evaluation. KBNA in 2005 qualified for a deposit insurance assessment rate of zero. The FDIC is authorized to increase deposit insurance premium assessments in certain circumstances. Any such increase would have an adverse effect on Key’s results of operations.
In February 2006, comprehensive deposit insurance reform legislation was enacted. Under this legislation, BIF and SAIF will be merged into a single Deposit Insurance Fund (“DIF”), deposit insurance for certain retirement accounts will increase from $100,000 to $250,000, deposit insurance limits for accounts will be subject to an indexing mechanism for future increases in coverage limits, and the fixed 1.25% reserve ratios for BIF and SAIF under current law will be replaced by a reserve ratio for DIF which will be set annually by the FDIC within a reserve ratio range of between 1.15% and 1.50%. The legislation also authorizes the FDIC to revise the current risk-based deposit insurance premium assessment system and to prescribe DIF restoration plans in the event that the DIF reserve ratio were to fall below 1.15%. It also authorizes certain premium assessment credits and, under certain circumstances, requires certain DIF dividends. Since implementation of this legislation requires FDIC rulemaking, which is not required to be complete until November 2006, the financial impact of this legislation upon insured depository institutions, including KBNA, cannot yet be determined.
Financial Modernization Legislation
The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) authorized new activities for qualifying financial institutions. The GLBA repealed significant provisions of the Glass - Steagall Act to permit commercial banks to, among other things, have affiliates that underwrite and deal in securities and make merchant banking investments. The GLBA modified the BHCA to permit bank holding companies that meet certain specified standards (known as “financial holding companies”) to engage in a broader range of financial activities than previously permitted under the BHCA, and allowed subsidiaries of commercial banks that meet certain specified standards (known as “financial subsidiaries”) to engage in a wide range of financial activities that are prohibited to such banks themselves. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in real estate leasing and insurance agency activities without geographic restriction.
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

The GLBA repealed the blanket exception for banks and savings associations from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 (the “Exchange Act”), and replaced this full exception with functional exceptions. Under the statute, institutions that engage in securities activities either must conduct those activities through a registered broker-dealer or conform their securities activities to those which qualify for functional exceptions. While the requirements relating to dealer registration became effective in September 2003, the SEC has delayed the effective date of the requirements relating to broker registration until September 2006 at the earliest.
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
In October 2005, KBNA consented to the issuance of a consent order (“Order”) from the OCC pursuant to which KBNA is required to improve its compliance and operations infrastructure designed, pursuant to the Bank Secrecy Act (“BSA”), to detect and prevent money laundering. As part of the Order, KBNA has agreed to strengthen its BSA internal controls, including the development and implementation of enhanced policies and procedures for BSA compliance; to enhance its programs and controls for Suspicious Activity Reporting; to enhance its BSA audit functions and its independent audit program; and to improve employee training relating to the detection and prevention of money laundering. At the same time, KeyCorp entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Cleveland (“FRB”) covering compliance with the BSA and other related matters. Neither the OCC nor the FRB imposed a fine or civil money penalty in connection with these actions.
KeyCorp and KBNA have taken significant steps to strengthen the organizations’ compliance policies and procedures, and operations infrastructure in areas related to those specified in the Order and the MOU, as well as in other respects. Management is committed to ensuring that all of the requirements of these regulatory actions are met.
Fair and Accurate Credit Transactions Act of 2003
The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) imposes new requirements on financial institutions regarding identity theft and reporting to credit bureaus. The FACT Act also allows customers to choose to opt out of having certain information shared across a financial institution’s affiliates for market solicitation purposes. Compliance with the FACT Act requires Key to modify numerous computer systems and to make operational changes in several business areas. Key believes that the changes that it has already made or will implement in 2006 will satisfy the material requirements of the FACT Act and the current regulations implementing it. Although additional FACT Act implementing regulations are still pending that may mandate additional disclosures or impose system or process changes, Key believes that it will be able to implement any new regulatory requirements within the time frames provided.

ITEM 1A.	RISK FACTORS
An investment in our common shares is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common shares could decline, perhaps significantly, and you could lose all or part of your investment.
Risks Related To Our Business

We Are Subject To Interest Rate Risk
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings.
Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Additional information regarding interest rate risk is included in the section captioned “Risk Management — Market risk management — Interest rate risk management” beginning on page 38 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Other Market Risk In Addition To Interest Rate Risk
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
Although management believes it has implemented effective strategies to reduce the potential effects of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of our trading portfolio, any substantial, unexpected and/or prolonged change in those factors could have a material adverse effect on our financial condition and results of operations. Additional information regarding market risk is included in the section captioned “Risk Management — Market risk management — Trading portfolio risk management” beginning on page 41 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Credit Risk
There are inherent risks associated with our lending and trading activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

As of December 31, 2005, approximately 69.8% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans (and leases) are generally viewed as potentially having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Although we closely monitor, and manage, risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so, our loan portfolio still does contain a number of commercial loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans, and an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding credit risk is included in the section captioned “Risk Management — Credit risk management” beginning on page 42 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).

Various Factors May Cause Our Allowance For Possible Loan Losses To Increase
We maintain an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, we will need additional provisions to increase the allowance for possible loan losses. Additional provisions to increase the allowance for possible loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the section captioned “Risk Management — Credit risk management — Allowance for loan losses” beginning on page 42 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Liquidity Risk
Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Risk Management — Liquidity risk management” beginning on page 46 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Operational Risk
We, like all businesses, are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities, any and all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding operational risk is included in the section captioned “Risk Management — Operational risk management” beginning on page 48 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto).

Our Profitability Depends Significantly On Economic Conditions In The Geographic Regions In Which We Operate
Our success depends primarily on the general economic conditions of the markets in which we operate. Although we are somewhat geographically diversified, assisted in part in this respect by our “out of footprint” commercial real estate and equipment leasing lines of business, we still do have concentrations of loans and other business activities in geographic areas where our KeyCenters are principally located — the Midwest, Northeast and Pacific Northwest. The regional economic conditions in these areas have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations.

We Operate In A Highly Competitive Industry And Market Areas
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. However, we also face competition from many other types of financial institutions, including, without limitation, savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.
Our ability to compete successfully depends on a number of factors, including, among other things:

•	Our ability to develop and execute strategic plans and initiatives.

•	Our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.

•	Our ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We Are Subject To Extensive Government Regulation And Supervision
We, primarily through KBNA and certain of its non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or continuing to become subject to heightened regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding supervision and regulation is included in the section captioned “Supervision and Regulation” in Item 1. Business, beginning on page 2 of this report.

Our Controls And Procedures May Fail Or Be Circumvented
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We Rely On Dividends From Our Subsidiaries For Most Of Our Revenue
KeyCorp is a legal entity separate and distinct from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on our debt. Various laws and regulations limit the amount of dividends that KBNA and certain non-bank subsidiaries may pay to KeyCorp. Also, KeyCorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event KBNA is unable to pay dividends to KeyCorp, we may not be able to service debt, pay obligations or pay dividends on our common shares. The inability to receive dividends from KBNA could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding dividend restrictions is included in the section captioned “Supervision and Regulation” in Item 1. Business, on page 3 of this report.

Potential Acquisitions May Disrupt Our Business And Dilute Shareholder Value
Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value (including goodwill) of the target company.

•	Difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.
We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We May Not Be Able To Attract And Retain Skilled People
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. Although we maintain employment agreements with certain key employees, and have incentive compensation plans aimed, in part, at long-term employee retention, the unexpected loss of services of one or more of our key personnel could still occur, and such events may have a material adverse impact on our business because of the loss of the employee’s skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our Information Systems May Experience An Interruption Or Breach In Security
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We Continually Encounter Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We Are Subject To Claims And Litigation
From time to time, customers and/or vendors may make claims and take legal action against us. Whether these claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our Earnings May Be Affected By Changes In Accounting Principles And In Tax Laws
Changes in U.S. generally accepted accounting principles could have a significant adverse effect on Key’s reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance measures.
We, like all businesses, are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism And Other External Events Could Significantly Impact Our Business
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. While we were not significantly and adversely affected by the impact of these specific disasters, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future that do have an effect on our business. Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Risks Associated With Our Common Shares

Our Share Price Can Be Volatile
Share price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to our business.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions of us and/or our competitors in the marketplace.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments entered into by us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to decrease regardless of operating results.

An Investment In Our Common Shares Is Not An Insured Deposit
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common shares, you may lose some or all of your investment.

Our Articles Of Incorporation, Regulations And Shareholders Rights Plan As Well As Certain Banking Laws May Have An Anti-Takeover Effect
Provisions of our articles of incorporation and regulations, federal banking laws, including regulatory approval requirements, and our stock purchase rights plan could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common shares.
Risks Associated With Our Industry

The Earnings Of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions
Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers May Decide Not To Use Banks To Complete Their Financial Transactions
Technology and other changes are allowing parties to complete through alternative methods financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved SEC staff comments.

ITEM 2.	PROPERTIES
The headquarters of KeyCorp and KBNA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2005, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KBNA owned 527 and leased 420 retail banking branches. The lease terms for applicable retail banking branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

ITEM 3.	LEGAL PROCEEDINGS
The information in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”), beginning on page 84 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference:

Page

Discussion of common shares, shareholder information and repurchase activities in the “Capital” section	34
Presentation of quarterly market price and cash dividends per common share	50
Discussion of dividend restrictions in the “Liquidity risk management” section and in Note 5 (“Restrictions on Cash, Dividends and Lending Activities”)	47, 67

ITEM 6.	SELECTED FINANCIAL DATA
The Selected Financial Data presented on page 17 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 50 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information included under the caption “Risk Management — Market risk management” on pages 38 through 42 of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 50 and on pages 53 through 90 respectively, of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 51 and on page 52 respectively, of the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 and is incorporated herein by reference. The information set forth in the sections captioned “AUDIT COMMITTEE INDEPENDENCE” and “AUDIT COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 are not incorporated by reference in this report on Form 10-K. KeyCorp expects to file its final proxy statement on or before March 21, 2006.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Edward P. Campbell, H. James Dallas, Laurelee E. Martin, Steven A. Minter, and Peter G. Ten Eyck, II are members of the Audit Committee. The Board of Directors has determined that Mr. Campbell and Ms. Martin each qualify as an “audit committee financial expert”, as defined in Item 401(h)(2) of Regulation S-K, and that each member of the Audit Committee is “independent” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.
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
The information required by this item is set forth in the sections captioned “THE BOARD OF DIRECTORS AND ITS COMMITTEES,” “COMPENSATION OF EXECUTIVE OFFICERS” and “EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 and is incorporated herein by reference. The information set forth in the sections captioned “COMPENSATION AND ORGANIZATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “KEYCORP STOCK PRICE PERFORMANCE” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 is not incorporated by reference in this report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth in the section captioned “Issue One — ELECTION OF DIRECTORS” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in the sections captioned “AUDIT FEES”, “AUDIT-RELATED FEES”, “TAX FEES” and “ALL OTHER FEES” contained in KeyCorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 11, 2006 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2005 Annual Report to Shareholders (Exhibit 13 hereto):
(a)(2) Financial Statement Schedules
All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.
(a)(3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 23, 2002, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
4.1	Restated Rights Agreement, dated as of May 15, 1997, between KeyCorp and KeyBank National Association, as Rights Agent, filed on June 19, 1997, as Exhibit 1 to Form 8-A, and incorporated herein by reference.
10.1	Form of Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective September 16, 2004, filed as Exhibit 10.1 to Form 8-K filed September 17, 2004, and incorporated herein by reference.
10.2	Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
10.3	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.4	Form of Award of Restricted Stock (2003-2005), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.5	Form of Award of Executive Officer Grants (2004-2006), filed as Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2004, and incorporated herein by reference.
10.6	Form of Award of Executive Officer Grants (2005-2007), filed as Exhibit 10.2 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.7	Form of Award of Officer Grants (2005-2007), filed as Exhibit 10.3 to Form 8-K filed February 16, 2005, and incorporated herein by reference.

10.8	Award of Phantom Stock to Henry L. Meyer III (2003-2005), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.9	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, dated February 15, 2005, filed as Exhibit 10.1 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.10	KeyCorp Annual Incentive Plan as amended and restated on January 17, 2001, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.11	KeyCorp Annual Performance Plan, filed as Exhibit 10.1 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.12	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.13	KeyCorp 2004 Equity Compensation Plan, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.14	McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.15	McDonald & Company Investments, Inc. 1995 Key Employees Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.16	KeyCorp Directors’ Stock Option Plan (November 17, 1994 Restatement), filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.17	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.18	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.19	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
10.20	Amendment to the Director Deferred Compensation Plan, effective December 28, 2004, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.21	KeyCorp Second Director Deferred Compensation Plan, effective as of January 1, 2005, filed as Exhibit 10.6 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.22	KeyCorp Directors’ Deferred Share Plan, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.23	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.24	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.25	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.26	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

10.27	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan, effective December 31, 2004, filed as Exhibit 10.4 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.28	KeyCorp Second Excess Cash Balance Pension Plan, effective as of January 1, 2005, filed as Exhibit 10.8 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.29	KeyCorp Deferred Compensation Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.38 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.30	First Amendment to KeyCorp Deferred Compensation Plan, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.31	Second Amendment to KeyCorp Deferred Compensation Plan, filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.32	Third Amendment to KeyCorp Deferred Compensation Plan, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.33	Restated Amendment to KeyCorp Deferred Compensation Plan, effective December 31, 2004, filed as Exhibit 10.2 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.34	KeyCorp Second Deferred Compensation Plan, effective as of January 1, 2005, filed as Exhibit 10.1 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.35	KeyCorp Automatic Deferral Plan, effective as of January 1, 2005, filed as Exhibit 10.2 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.36	First Amendment to KeyCorp Automatic Deferral Plan, filed as Exhibit 10.31 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.37	Second Amendment to KeyCorp Automatic Deferral Plan, filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.38	McDonald Financial Group Deferral Plan, effective as of January 1, 2005, filed as Exhibit 10.5 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.39	KeyCorp Deferred Bonus Plan, effective as of January 1, 2005, filed as Exhibit 10.4 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.40	First Amendment to KeyCorp Signing Bonus Plan (effective January 1, 2001), filed as Exhibit 10.33 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.41	Key Asset Management Long Term Incentive Plan, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.42	KeyCorp Commissioned Deferred Compensation Plan, effective as of January 1, 2005, filed as Exhibit 10.3 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.43	KeyCorp Excess 401(k) Savings Plan, filed as Exhibit 10.36 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.44	Restated Amendment to KeyCorp Excess 401(k) Savings Plan, effective December 31, 2004, filed as Exhibit 10.5 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.45	KeyCorp Second Excess 401(k) Savings Plan, effective as of January 1, 2005, filed as Exhibit 10.7 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.46	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
10.47	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.48	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.49	KeyCorp Supplemental Retirement Plan, amended, restated and effective January 1, 2002, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.50	First Amendment to KeyCorp Supplemental Retirement Plan, effective January 1, 2003, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.51	Second Amendment to the KeyCorp Supplemental Retirement Plan, effective September 16, 2004, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.52	Restated Amendment to KeyCorp Supplemental Retirement Plan, effective December 31, 2004, filed as Exhibit 10.3 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.53	KeyCorp Second Supplemental Retirement Plan, filed as Exhibit 10.53 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.54	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.55	First Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.56	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996, filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.57	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.58	KeyCorp Executive Supplemental Pension Plan, amended, restated and effective August 1, 1996, filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.59	First Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 1997, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.
10.60	Third Amendment to KeyCorp Executive Supplemental Pension Plan, filed as Exhibit 10.42 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.61	Fourth Amendment to KeyCorp Executive Supplemental Pension Plan, effective January 1, 2003, filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.62	Fifth Amendment to the KeyCorp Executive Supplemental Pension Plan, effective March 18, 2004, filed as Exhibit 10.62 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.63	Sixth Amendment to the KeyCorp Executive Supplemental Pension Plan, effective September 16, 2004, filed as Exhibit 10.63 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.64	Restated Amendment to KeyCorp Executive Supplemental Pension Plan, effective December 31, 2004, filed as Exhibit 10.6 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.65	KeyCorp Second Executive Supplemental Pension Plan, filed as Exhibit 10.65 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.66	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.67	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995, filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.68	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996, filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.69	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1999, filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference,
10.70	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.71	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.72	KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.73	KeyCorp Deferred Equity Allocation Plan, filed as Exhibit 10.58 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.74	Letter Agreement between KeyCorp and Jack L. Kopinsky dated August 9, 2005, filed as Exhibit 10.1 to Form 8-K filed August 12, 2005, and incorporated herein by reference.
12	Statement regarding Computation of Ratios.
13	Financial Review section of KeyCorp 2005 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders.
All documents listed as Exhibits 10.1 through 10.74 constitute management contracts or compensatory plans or arrangements.

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
February 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

* Henry L. Meyer	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director
* Jeffrey B. Weeden	Chief Financial Officer (Principal Financial Officer)
* Lee G. Irving	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
* Ralph Alvarez	Director
* William G. Bares	Director
* Edward P. Campbell	Director
* Dr. Carol A. Cartwright	Director
* Alexander M. Cutler	Director
* H. James Dallas	Director
* Henry S. Hemingway	Director
* Charles R. Hogan	Director
* Lauralee E. Martin	Director
* Douglas J. McGregor	Director
* Eduardo R. Menascé	Director
* Steven A. Minter	Director
* Bill R. Sanford	Director
* Thomas C. Stevens	Director
* Peter G. Ten Eyck, II	Director

/s/ Paul N. Harris

*	By Paul N. Harris, attorney-in-fact

February 28, 2006