Form 10-Q
period 2006-03-31
KEYCORP /NEW/
filed 2006-05-09
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	404,193,166 Shares

(Title of class)	(Outstanding at April 28, 2006)

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
dollars in millions	2006	2005	2005

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,486	$3,108	$2,991
Short-term investments	1,974	1,592	1,763
Securities available for sale	7,086	7,269	7,123
Investment securities (fair value: $47, $92 and $70)	46	91	68
Other investments	1,370	1,332	1,434
Loans, net of unearned income of $2,187, $2,153 and $2,172	66,980	66,478	64,018
Less: Allowance for loan losses	966	966	1,128

Net loans	66,014	65,512	62,890
Loans held for sale	3,631	3,381	3,531
Premises and equipment	564	575	587
Goodwill	1,355	1,355	1,341
Other intangible assets	120	125	105
Corporate-owned life insurance	2,711	2,690	2,623
Derivative assets	947	1,039	1,202
Accrued income and other assets	5,087	5,057	4,618

Total assets	$93,391	$93,126	$90,276

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$25,271	$24,241	$22,692
Savings deposits	1,850	1,840	2,011
Certificates of deposit ($100,000 or more)	5,411	5,156	4,809
Other time deposits	11,364	11,170	10,750

Total interest-bearing	43,896	42,407	40,262
Noninterest-bearing	12,748	13,335	11,891
Deposits in foreign office — interest-bearing	2,758	3,023	4,974

Total deposits	59,402	58,765	57,127
Federal funds purchased and securities sold under repurchase agreements	3,511	4,835	3,220
Bank notes and other short-term borrowings	2,508	1,780	2,820
Derivative liabilities	1,048	1,060	1,011
Accrued expense and other liabilities	5,252	5,149	4,836
Long-term debt	14,032	13,939	14,100

Total liabilities	85,753	85,528	83,114

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,535	1,534	1,481
Retained earnings	8,031	7,882	7,416
Treasury stock, at cost (86,615,413, 85,265,173 and 84,591,725 shares)	(2,299)	(2,204)	(2,156)
Accumulated other comprehensive loss	(121)	(106)	(71)

Total shareholders’ equity	7,638	7,598	7,162

Total liabilities and shareholders’ equity	$93,391	$93,126	$90,276

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
dollars in millions, except per share amounts	2006	2005

INTEREST INCOME
Loans	$1,114	$885
Loans held for sale	68	81
Investment securities	—	1
Securities available for sale	83	80
Short-term investments	22	10
Other investments	25	8

Total interest income	1,312	1,065

INTEREST EXPENSE
Deposits	343	206
Federal funds purchased and securities sold under repurchase agreements	34	25
Bank notes and other short-term borrowings	24	17
Long-term debt	183	131

Total interest expense	584	379

NET INTEREST INCOME	728	686
Provision for loan losses	39	44

Net interest income after provision for loan losses	689	642

NONINTEREST INCOME
Trust and investment services income	135	138
Service charges on deposit accounts	72	70
Investment banking and capital markets income	60	55
Operating lease income	52	46
Letter of credit and loan fees	40	40
Corporate-owned life insurance income	25	28
Electronic banking fees	24	22
Net gains from loan securitizations and sales	10	19
Net securities gains (losses)	1	(6)
Other income	62	88

Total noninterest income	481	500

NONINTEREST EXPENSE
Personnel	405	390
Net occupancy	63	91
Computer processing	56	51
Operating lease expense	41	38
Professional fees	33	28
Marketing	18	25
Equipment	26	28
Other expense	128	118

Total noninterest expense	770	769

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	400	373
Income taxes	116	109

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	284	264
Cumulative effect of accounting change, net of tax (see Note 1)	5	___

NET INCOME	$289	$264

Per common share:
Income before cumulative effect of accounting change	$.70	$.65
Net income	.71	.65
Income before cumulative effect of accounting change — assuming dilution	.69	.64
Net income — assuming dilution	.70	.64
Cash dividends declared	.345	.325
Weighted-average common shares outstanding (000)	407,386	408,264
Weighted-average common shares and potential common shares outstanding (000)	413,140	413,762

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Outstanding (000)	Shares	Surplus	Earnings	at Cost	Loss	Income

BALANCE AT DECEMBER 31, 2004	407,570	$492	$1,491	$7,284	$(2,128)	$(22)
Net income				264			$264
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($27)[a]						(46)	(46)
Net unrealized gains on derivative financial instruments, net of income taxes of $1						3	3
Foreign currency translation adjustments						(5)	(5)
Minimum pension liability adjustment, net of income taxes of ($1)						(1)	(1)

Total comprehensive income							$215

Deferred compensation			9
Cash dividends declared on common shares ($.325 per share)				(132)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	2,227		(19)		56
Repurchase of common shares	(2,500)				(84)

BALANCE AT MARCH 31, 2005	407,297	$492	$1,481	$7,416	$(2,156)	$(71)

BALANCE AT DECEMBER 31, 2005	406,624	$492	$1,534	$7,882	$(2,204)	$(106)
Net income				289			$289
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($15)[a]						(24)	(24)
Net unrealized gains on derivative financial instruments, net of income taxes of $5						9	9

Total comprehensive income							$274

Cash dividends declared on common shares ($.345 per share)				(140)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	4,649		1		121
Repurchase of common shares	(6,000)				(216)

BALANCE AT MARCH 31, 2006	405,273	$492	$1,535	$8,031	$(2,299)	$(121)

(a)	Net of reclassification adjustments.

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flow (Unaudited)

	Three months ended March 31,
in millions	2006	2005

OPERATING ACTIVITIES
Net income	$289	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39	44
Depreciation and amortization expense	94	87
Net securities (gains) losses	(1)	6
Net (gains) losses from principal investing	3	(12)
Net gains from loan securitizations and sales	(10)	(19)
Deferred income taxes	4	3
Net (increase) decrease in loans held for sale	(250)	822
Net increase in trading account assets	(84)	(94)
Other operating activities, net	(21)	(139)

NET CASH PROVIDED BY OPERATING ACTIVITIES	63	962
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	—	(5)
Net increase in other short-term investments	(298)	(197)
Purchases of securities available for sale	(895)	(597)
Proceeds from sales of securities available for sale	34	29
Proceeds from prepayments and maturities of securities available for sale	1,010	808
Proceeds from prepayments and maturities of investment securities	46	4
Purchases of other investments	(142)	(104)
Proceeds from sales of other investments	42	61
Proceeds from prepayments and maturities of other investments	77	29
Net increase in loans, excluding acquisitions, sales and divestitures	(642)	(2,017)
Purchases of loans	(55)	—
Proceeds from loan securitizations and sales	155	1,268
Purchases of premises and equipment	(14)	(12)
Proceeds from sales of premises and equipment	1	6
Proceeds from sales of other real estate owned	8	15

NET CASH USED IN INVESTING ACTIVITIES	(673)	(712)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	643	(703)
Net increase (decrease) in short-term borrowings	(596)	1,380
Net proceeds from issuance of long-term debt	566	1,227
Payments on long-term debt	(389)	(1,441)
Purchases of treasury shares	(216)	(84)
Net proceeds from issuance of common stock	107	40
Tax benefits in excess of recognized compensation cost for share-based payments	13	—
Cash dividends paid	(140)	(132)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12)	287

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(622)	537
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	3,108	2,454

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,486	$2,991

Additional disclosures relative to cash flow:
Interest paid	$682	$389
Income taxes paid (refunded)	(40)	10
Noncash items:
Loans transferred to other real estate owned	$6	$20

See Notes to Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements
1. Basis of Presentation
The unaudited condensed consolidated interim financial statements include the accounts of KeyCorp and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
As used in these Notes, KeyCorp refers solely to the parent company and Key refers to the consolidated entity consisting of KeyCorp and subsidiaries.
Key consolidates any voting rights entity in which it has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key is exposed to the majority of the VIE’s expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.
Key uses the equity method to account for unconsolidated investments in voting rights entities or VIEs in which it has significant influence over operating and financing decisions (usually defined as a voting or economic interest of 20% to 50%, but not a controlling interest). Unconsolidated investments in voting rights entities or VIEs in which Key has a voting or economic interest of less than 20% generally are carried at cost. Investments held by KeyCorp’s broker/dealer and investment company subsidiaries (primarily principal investments) are carried at estimated fair value.
Qualifying special purpose entities (“SPEs”), including securitization trusts, established by Key under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are not consolidated. Information on SFAS No. 140 is included in Note 1 (“Summary of Significant Accounting Policies”) of Key’s 2005 Annual Report to Shareholders under the heading “Loan Securitizations” on page 59.
Management believes that the unaudited condensed consolidated interim financial statements reflect all adjustments of a normal recurring nature and disclosures that are necessary for a fair presentation of the results for the interim periods presented. Some previously reported results have been reclassified to conform to current reporting practices. During the first quarter of 2006, Key reclassified certain loans from the “commercial lease financing” portfolio to the “commercial, financial and agricultural” portfolio to more accurately reflect the nature of these receivables. Prior period balances were not reclassified as the historical data was not available. The reclassification did not have any effect on Key’s total loans or net income.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. When you read these financial statements, you should also look at the audited consolidated financial statements and related notes included in Key’s 2005 Annual Report to Shareholders.
Stock-Based Compensation
Prior to January 1, 2006, Key used the fair value method of accounting as outlined in SFAS No. 123, “Accounting for Stock-Based Compensation.” Key had voluntarily adopted this method of accounting effective January 1, 2003, and opted to apply the new rules prospectively to all awards using one of three alternative methods of transition permitted under SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”
Effective January 1, 2006, Key adopted SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting and for the measured cost to be recognized over the period during which an employee is required to provide service in exchange for the award. As of the effective date, Key did not have any nonvested awards outstanding that had not been previously accounted for using the fair value method.

Consequently, the adoption of SFAS No. 123R did not have a significant impact on Key’s financial condition or results of operations. The adoption of the new accounting standard did, however, result in a cumulative after-tax adjustment as discussed below.
SFAS No. 123R changes the manner of accounting for forfeited stock-based awards. Under the new standard, companies are no longer permitted to account for forfeitures as they occur. Companies, such as Key, that have been expensing stock-based awards and using this alternative method of accounting for forfeitures must now estimate expected forfeitures at the date the awards are granted and record compensation expense only for those that are expected to vest. As of the effective date, companies must estimate the forfeitures they expect to occur and reduce their related compensation obligation for expense previously recognized in the financial statements. The after-tax amount of this reduction must also be presented on the income statement as a cumulative effect of a change in accounting principle. Key’s cumulative after-tax adjustment increased first quarter 2006 earnings by $5 million, or $.01 per diluted common share.
Mandatory deferred incentive compensation awards vest at the rate of 33-1/3% per year. Prior to the adoption of SFAS No. 123R, Key recognized total compensation cost for its stock-based, mandatory deferred incentive compensation awards in the plan year that the performance-related services necessary to earn the awards were rendered. Effective January 1, 2006, Key is recognizing compensation cost for these awards using the accelerated method of amortization over a period of approximately four years (the current year performance period and the three-year vesting period, which starts generally in the first quarter following the performance period). The impact of this change on Key’s earnings was not material.
Also, prior to the adoption of SFAS No. 123R, Key presented all tax benefits of deductions resulting from the exercise of stock options or the issuance of shares under other stock-based compensation programs as operating cash flows in the statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for stock-based awards to be classified as financing cash flows. The excess tax benefit classified as a financing cash inflow in the first quarter of 2006 totaled $13 million.
Generally, employee stock options granted by Key become exercisable at the rate of 33-1/3% per year beginning one year from their grant date and expire no later than ten years from their grant date. Key recognizes stock-based compensation expense for stock options with graded vesting using an accelerated method of amortization.
Key uses shares repurchased from time to time in accordance with its authorized repurchase program (treasury shares) for share issuances under stock-based compensation programs, other than the discounted stock purchase plan. Shares issued under this plan are purchased on the open market.
Accounting Pronouncements Adopted in 2006
Consolidation of limited partnerships. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 was initially effective for all limited partnerships created or modified after June 29, 2005, and became effective for all other limited partnerships on January 1, 2006. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.
Accounting changes and error corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which addresses the accounting for and reporting of accounting changes and error corrections. This guidance requires retrospective application for the reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement when transition provisions are not specified. SFAS No. 154 was effective for accounting changes and corrections of errors made after December 31, 2005. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.

Stock-based compensation. As discussed under the heading “Stock-Based Compensation” on page 7, effective January 1, 2006, Key adopted SFAS No. 123R, which replaced SFAS No. 123. This new accounting standard changes the way in which stock-based compensation must be measured and recognized in the financial statements, and the manner in which forfeited stock-based awards must be accounted for. It also requires additional disclosures pertaining to stock-based compensation plans. The required disclosures for Key are presented under the heading referred to above and in Note 10 (“Stock-Based Compensation”), which begins on page 21.
Accounting Pronouncements Pending Adoption
Accounting for servicing of financial assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires that servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also requires the subsequent remeasurement of servicing assets and liabilities at each reporting date using one of two methods: amortization over the servicing period, or measurement at fair value. This guidance will be effective at the beginning of the fiscal year beginning after September 15, 2006 (effective January 1, 2007, for Key). Management is currently evaluating the potential impact this guidance may have on Key’s financial condition or results of operations.
Accounting for certain hybrid financial instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” A hybrid financial instrument is one where a derivative is embedded in another financial instrument. SFAS No. 155 will permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This guidance will also eliminate the prohibition on a qualifying SPE from holding certain derivative financial instruments. SFAS No. 155 will be effective for all financial instruments acquired or issued after the beginning of the fiscal year beginning after September 15, 2006 (effective January 1, 2007, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
2. Earnings Per Common Share
Key calculates its basic and diluted earnings per common share as follows:

	Three months ended March 31,
dollars in millions, except per share amounts	2006	2005

EARNINGS
Income before cumulative effect of accounting change	$284	$264
Net income	289	264

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	407,386	408,264
Effect of dilutive common stock options and other stock awards (000)	5,754	5,498

Weighted-average common shares and potential common shares outstanding (000)	413,140	413,762

EARNINGS PER COMMON SHARE
Income per common share before cumulative effect of accounting change	$.70	$.65
Net income per common share	.71	.65
Income per common share before cumulative effect of accounting change — assuming dilution	.69	.64
Net income per common share — assuming dilution	.70	.64

3. Acquisitions
Key completed the following acquisitions during 2005 and the first three months of 2006. In the case of each acquisition, the terms of the transaction were not material.
ORIX Capital Markets, LLC
On December 8, 2005, Key acquired the commercial mortgage-backed securities servicing business of ORIX Capital Markets, LLC (“ORIX”), headquartered in Dallas, Texas. ORIX had a servicing portfolio of approximately $27 billion at the date of acquisition.
Malone Mortgage Company
On July 1, 2005, Key acquired Malone Mortgage Company, a mortgage company headquartered in Dallas, Texas that serviced approximately $1.3 billion in loans at the date of acquisition.
Acquisition Pending as of March 31, 2006
Austin Capital Management, Ltd.
On April 1, 2006, Key acquired Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition.

4. Line of Business Results
Community Banking
Regional Banking provides individuals with branch-based deposit and investment products, personal finance services and loans, including residential mortgages, home equity and various types of installment loans. This line of business also provides small businesses with deposit, investment and credit products, and business advisory services.
Through McDonald Financial Group, Regional Banking also offers financial, estate and retirement planning, and asset management services to assist high-net-worth clients with their banking, brokerage, trust, portfolio management, insurance, charitable giving and related needs.
Commercial Banking provides midsize businesses with products and services that include commercial lending, cash management, equipment leasing, investments and employee benefit programs, succession planning, capital markets, derivatives and foreign exchange.
National Banking
Real Estate Capital provides construction and interim lending, permanent debt placements and servicing, and equity and investment banking services to developers, brokers and owner-investors. This line of business deals exclusively with nonowner-occupied properties (i.e., generally properties in which the owner occupies less than 60% of the premises).
Equipment Finance meets the equipment leasing needs of companies worldwide and provides equipment manufacturers, distributors and resellers with financing options for their clients. Lease financing receivables and related revenues are assigned to other lines of business (primarily Institutional and Capital Markets, and Commercial Banking) if those businesses are principally responsible for maintaining the relationship with the client.
Institutional and Capital Markets provides products and services to large corporations, middle-market companies, financial institutions, government entities and not-for-profit organizations. These products and services include commercial lending, treasury management, investment banking, derivatives and foreign exchange, equity and debt underwriting and trading, and syndicated finance.
Through its Victory Capital Management unit, Institutional and Capital Markets also manages or gives advice regarding investment portfolios for a national client base, including corporations, labor unions, not-for-profit organizations, governments and individuals. These portfolios may be managed in separate accounts, common funds or the Victory family of mutual funds.
Consumer Finance includes Indirect Lending, Commercial Floor Plan Lending and National Home Equity.
Indirect Lending offers loans to consumers through dealers. This business unit also provides federal and private education loans to students and their parents and processes payments on loans that private schools make to parents.
Commercial Floor Plan Lending finances inventory for automobile and marine dealers.
National Home Equity provides both prime and nonprime mortgage and home equity loan products to individuals. This business unit also works with home improvement contractors to provide home equity and home improvement solutions.
Other Segments
Other Segments consist of Corporate Treasury and Key’s Principal Investing unit.

Reconciling Items
Total assets included under “Reconciling Items” represent primarily the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also includes certain items that are not allocated to the business segments because they are not reflective of their normal operations.
The table that spans pages 13 and 14 shows selected financial data for each major business group for the three-month periods ended March 31, 2006 and 2005. This table is accompanied by supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting"—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
The selected financial data are based on internal accounting policies designed to compile results on a consistent basis and in a manner that reflects the underlying economics of the businesses. According to our policies:

♦	Net interest income is determined by assigning a standard cost for funds used to assets or a standard credit for funds provided to liabilities based on their assumed maturity, prepayment and/or repricing characteristics. The net effect of this funds transfer pricing is charged to the lines of business based on the total loan and deposit balances of each line.

♦	Indirect expenses, such as computer servicing costs and corporate overhead, are allocated based on assumptions regarding the extent to which each line actually uses the services.

♦	Key’s consolidated provision for loan losses is allocated among the lines of business based primarily on their actual net charge-offs, adjusted periodically for loan growth and changes in risk profile. The level of the consolidated provision is based on the methodology that management uses to estimate Key’s consolidated allowance for loan losses. This methodology is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 59 of Key’s 2005 Annual Report to Shareholders.

♦	Income taxes are allocated based on the statutory federal income tax rate of 35% (adjusted for tax-exempt interest income, income from corporate-owned life insurance and tax credits associated with investments in low-income housing projects) and a blended state income tax rate (net of the federal income tax benefit) of 2.5%.

♦	Capital is assigned based on management’s assessment of economic risk factors (primarily credit, operating and market risk) directly attributable to each line.
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure. The financial data reported for all periods presented in the line of business tables reflect a number of changes that occurred during the first three months of 2006:

♦	Key reorganized and renamed its major business groups and some of its lines of business. The Community Banking group now includes Key businesses which operate primarily within our KeyCenter (branch) network. This group’s activities are conducted through two primary lines of business: Regional Banking (including McDonald Financial Group) and Commercial Banking. Key’s other major business group, National Banking, includes those corporate and consumer business units that operate both within and outside of the branch network to serve customers across the country and internationally through four primary lines of business: Real Estate Capital, Equipment Finance, Institutional and Capital Markets, and Consumer Finance.

Three months ended March 31,	Community Banking		National Banking		Other Segments
dollars in millions	2006	2005	2006	2005	2006	2005

SUMMARY OF OPERATIONS
Net interest income (TE)	$430	$411	$378	$358	$(29)	$(36)
Noninterest income	213	213	246	233	23	49

Total revenue (TE)[a]	643	624	624	591	(6)	13
Provision for loan losses	29	28	10	16	—	—
Depreciation and amortization expense	36	37	58	50	—	—
Other noninterest expense	405	417	274	256	8	9

Income (loss) before income taxes (TE)	173	142	282	269	(14)	4
Allocated income taxes and TE adjustments	65	53	105	101	(15)	(9)

Income before cumulative effect of accounting change	108	89	177	168	1	13
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$108	$89	$177	$168	$1	$13

Percent of consolidated net income	37%	34%	61%	63%	1%	5%
Percent of total segments net income	38	33	62	62	—	5

AVERAGE BALANCES
Loans and leases	$26,739	$26,794	$39,534	$36,449	$324	$437
Total assets[a]	29,656	29,708	49,618	47,061	11,470	11,983
Deposits	45,835	43,185	9,962	6,658	3,397	5,903

OTHER FINANCIAL DATA
Net loan charge-offs	$29	$33	$10	$21	—	—
Return on average allocated equity	20.01%	16.65%	18.71%	18.17%	N/M	N/M
Average full-time equivalent employees	8,873	8,827	4,455	4,590	40	38

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

(b)	“Other noninterest expense” includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.

TE	= Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful
Supplementary information (Community Banking lines of business)

Three months ended March 31,	Regional Banking		Commercial Banking
dollars in millions	2006	2005	2006	2005

Total revenue (taxable equivalent)	$547	$535	$96	$89
Provision for loan losses	26	32	3	(4)
Noninterest expense	393	410	48	44
Net income	80	58	28	31
Average loans and leases	18,776	19,302	7,963	7,492
Average deposits	42,222	39,981	3,613	3,204
Net loan charge-offs	22	25	7	8
Return on average allocated equity	21.80%	15.86%	16.20%	18.35%
Average full-time equivalent employees	8,519	8,416	354	411

Supplementary information (National Banking lines of business)

Three months ended March 31,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005

Total revenue (taxable equivalent)	$154	$103	$123	$126	$205	$178	$142	$184
Provision for loan losses	1	3	8	(4)	—	(2)	1	19
Noninterest expense	60	48	70	74	125	95	77	89
Net income	58	33	28	36	51	52	40	47
Average loans and leases	12,467	9,794	9,569	8,951	7,823	8,226	9,675	9,478
Average deposits	3,214	1,514	15	11	6,030	4,546	703	587
Net loan charge-offs (recoveries)	2	4	3	1	(5)	2	10	14
Return on average allocated equity	21.90%	14.06%	14.04%	19.36%	19.26%	19.56%	18.43%	19.73%
Average full-time equivalent employees	981	758	935	1,017	1,234	1,195	1,305	1,620

Total Segments		Reconciling Items		Key
2006	2005	2006	2005	2006	2005

$779	$733	$(23)	$(19)	$756	$714
482	495	(1)	5	481	500

1,261	1,228	(24)	(14)	1,237	1,214
39	44	—	—	39	44
94	87	—	—	94	87
687	682	(11)	— [b]	676	682

441	415	(13)	(14)	428	401

155	145	(11)	(8)	144	137

286	270	(2)	(6)	284	264
—	—	5	—	5	—

$286	$270	$3	$(6)	$289	$264

99%	102%	1%	(2)%	100%	100%
100	100	N/A	N/A	N/A	N/A

$66,597	$63,680	$85	$98	$66,682	$63,778
90,744	88,752	2,171	2,206	92,915	90,958
59,194	55,746	(180)	(189)	59,014	55,557

$39	$54	—	—	$39	$54
17.98%	17.26%	N/M	N/M	15.48%	15.09%

13,368	13,455	6,326	6,116	19,694	19,571

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment or other investments.
Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. Trading account securities are reported at fair value ($934 million at March 31, 2006, $850 million at December 31, 2005, and $957 million at March 31, 2005) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
Securities available for sale. These are securities that Key intends to hold for an indefinite period of time and that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale, which include debt and marketable equity securities with readily determinable fair values, are reported at fair value. Unrealized gains and losses (net of income taxes) deemed temporary are recorded in shareholders’ equity as a component of “accumulated other comprehensive loss” on the balance sheet. Unrealized losses on specific securities deemed to be “other-than-temporary” are included in “net securities gains (losses)” on the income statement, as are actual gains and losses resulting from the sales of specific securities.
When Key retains an interest in loans it securitizes, it bears risk that the loans will be prepaid (which would reduce expected interest income) or not paid at all. Key accounts for these retained interests as debt securities and classifies them as available for sale.
“Other securities” held in the available-for-sale portfolio are primarily marketable equity securities.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments. These securities include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($836 million at March 31, 2006, $800 million at December 31, 2005, and $817 million at March 31, 2005). Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “other income” on the income statement.
In addition to principal investments, “other investments” include other equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that generally are carried at cost. The carrying amount of the securities carried at cost is adjusted for declines in value that are considered to be other-than-temporary. These adjustments are included in “investment banking and capital markets income” on the income statement.
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

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$78	—	—	$78
States and political subdivisions	17	—	—	17
Collateralized mortgage obligations	6,611	$3	$194	6,420
Other mortgage-backed securities	217	3	4	216
Retained interests in securitizations	119	63	—	182
Other securities	162	11	—	173

Total securities available for sale	$7,204	$80	$198	$7,086

INVESTMENT SECURITIES
States and political subdivisions	$33	$1	—	$34
Other securities	13	—	—	13

Total investment securities	$46	$1	—	$47

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$267	$1	—	$268
States and political subdivisions	17	1	—	18
Collateralized mortgage obligations	6,455	2	$159	6,298
Other mortgage-backed securities	233	5	4	234
Retained interests in securitizations	115	67	—	182
Other securities	261	8	—	269

Total securities available for sale	$7,348	$84	$163	$7,269

INVESTMENT SECURITIES
States and political subdivisions	$35	$1	—	$36
Other securities	56	—	—	56

Total investment securities	$91	$1	—	$92

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$155	—	—	$155
States and political subdivisions	20	—	—	20
Collateralized mortgage obligations	6,471	$3	$152	6,322
Other mortgage-backed securities	298	8	4	302
Retained interests in securitizations	99	81	—	180
Other securities	137	7	—	144

Total securities available for sale	$7,180	$99	$156	$7,123

INVESTMENT SECURITIES
States and political subdivisions	$55	$2	—	$57
Other securities	13	—	—	13

Total investment securities	$68	$2	—	$70

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2006	2005	2005

Commercial, financial and agricultural[a]	$21,681	$20,579	$19,275
Commercial real estate:
Commercial mortgage	8,145	8,360	8,259
Construction	7,507	7,109	5,839

Total commercial real estate loans	15,652	15,469	14,098
Commercial lease financing[a]	9,668	10,352	10,048

Total commercial loans	47,001	46,400	43,421
Real estate — residential mortgage	1,435	1,458	1,489
Home equity	13,429	13,488	13,936
Consumer — direct	1,691	1,794	1,855
Consumer — indirect:
Marine	2,804	2,715	2,641
Other	620	623	676

Total consumer — indirect loans	3,424	3,338	3,317

Total consumer loans	19,979	20,078	20,597

Total loans	$66,980	$66,478	$64,018

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders.
(a)	At March 31, 2006, Key reclassified $792 million of loans from the commercial lease financing component of the commercial loan portfolio to the commercial, financial and agricultural component to more accurately reflect the nature of these receivables. Balances presented for prior periods were not reclassified as the historical data was not available.
Key’s loans held for sale by category are summarized as follows:

	March 31,	December 31,	March 31,
in millions	2006	2005	2005

Commercial, financial and agricultural	$189	$85	—
Real estate — commercial mortgage	411	525	$248
Real estate — residential mortgage	14	11	22
Real estate — construction	62	51	—
Commercial lease financing	4	—	—
Home equity	1	—	1
Education	2,930	2,687	2,514
Automobile	20	22	746

Total loans held for sale	$3,631	$3,381	$3,531

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,
in millions	2006	2005

Balance at beginning of period	$966	$1,138
Charge-offs	(65)	(78)
Recoveries	26	24

Net loans charged off	(39)	(54)
Provision for loan losses	39	44

Balance at end of period	$966	$1,128

Changes in the allowance for credit losses on lending-related commitments are summarized as follows:

	Three months ended
	March 31,
in millions	2006	2005

Balance at beginning of period	$59	$66
Credit for losses on lending-related commitments	—	(11)

Balance at end of period [a]	$59	$55

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

March 31, 2006
Commercial paper conduit	$402	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	363	$190	—
Business trusts issuing mandatorily redeemable preferred capital securities	N/A	1,597	—
LIHTC investments	N/A	739	$226

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these noncontrolling interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At March 31, 2006, the settlement value of these noncontrolling interests was estimated to be between $419 million and $501 million, while the recorded value, including reserves, totaled $368 million.
Key’s Principal Investing unit and the Real Estate Capital line of business make equity and mezzanine investments in entities, some of which are VIEs. These investments are held by nonregistered investment companies subject to the provisions of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, “Audits of Investment Companies.” The FASB deferred the effective date of Revised Interpretation No. 46 for such nonregistered investment companies until the AICPA clarifies the scope of the Audit Guide. As a result, Key is not currently applying the accounting or disclosure provisions of Revised Interpretation No. 46 to its principal and real estate mezzanine and equity investments, which remain unconsolidated.

Additional information pertaining to Revised Interpretation No. 46 and the activities of the specific VIEs with which Key is involved is provided in Note 8 (“Loan Securitizations, Servicing and Variable Interest Entities”) of Key’s 2005 Annual Report to Shareholders under the heading “Variable Interest Entities” on page 71.
8. Nonperforming Assets and Past Due Loans
Impaired loans totaled $122 million at March 31, 2006, compared with $105 million at December 31, 2005, and $110 million at March 31, 2005. Impaired loans averaged $113 million for the first quarter of 2006 and $100 million for the first quarter of 2005.
Key’s nonperforming assets and past due loans were as follows:

	March 31,	December 31,	March 31,
in millions	2006	2005	2005

Impaired loans	$122	$105	$110
Other nonaccrual loans	173	172	189

Total nonperforming loans	295	277	299

Nonperforming loans held for sale	2	3	6

Other real estate owned (OREO)	21	25	58
Allowance for OREO losses	(1)	(2)	(4)

OREO, net of allowance	20	23	54
Other nonperforming assets	3	4	12

Total nonperforming assets	$320	$307	$371

Impaired loans with a specifically allocated allowance	$18	$9	$16
Allowance for loan losses allocated to impaired loans	8	6	9

Accruing loans past due 90 days or more	$107	$90	$79
Accruing loans past due 30 through 89 days	498	491	495

At March 31, 2006, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
Key evaluates the collectibility of most impaired loans individually as described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 59 of Key’s 2005 Annual Report to Shareholders. Key does not perform a loan-specific impairment valuation for smaller-balance, homogeneous, nonaccrual loans (shown in the preceding table as “Other nonaccrual loans”). These typically are smaller-balance commercial loans and consumer loans, including residential mortgages, home equity loans and various types of installment loans. Management applies historical loss experience rates to these loans, adjusted to reflect emerging credit trends and other factors, and then allocates a portion of the allowance for loan losses to each loan type.
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
The capital securities provide an attractive source of funds since they constitute Tier 1 capital for regulatory reporting purposes, but have the same tax advantages as debt for federal income tax purposes. During the first quarter of 2005, the Federal Reserve Board adopted a rule that allows bank holding companies to continue to treat capital securities as Tier 1 capital, but with stricter quantitative limits that take effect after a five-year transition period ending March 31, 2009. Management believes that the new rule will not have any material effect on Key’s financial condition.

To the extent the trusts have funds available to make payments, KeyCorp continues to unconditionally guarantee payment of:

♦	required distributions on the capital securities;

♦	the redemption price when a capital security is redeemed; and

♦	amounts due if a trust is liquidated or terminated.
During the first three months of 2006, the business trusts did not repurchase any capital securities or related debentures.
The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures

March 31, 2006
KeyCorp Institutional Capital A	$368	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	158	4	154	8.250	2026
KeyCorp Capital I	197	8	205	5.270	2028
KeyCorp Capital II	171	8	165	6.875	2029
KeyCorp Capital III	220	8	197	7.750	2029
KeyCorp Capital V	163	5	180	5.875	2033
KeyCorp Capital VI	71	2	77	6.125	2033
KeyCorp Capital VII	219	8	258	5.700	2035

Total	$1,567	$54	$1,597	6.856%	—

December 31, 2005	$1,617	$54	$1,597	6.794%	—

March 31, 2005	$1,372	$46	$1,339	6.672%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at March 31, 2006, December 31, 2005, and March 31, 2005, are basis adjustments of $24 million, $74 million and $79 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders, for an explanation of fair value hedges.

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), and December 15, 2008 (for debentures owned by Capital VI); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, Capital VI or Capital VII are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V, Capital VI and Capital VII are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at March 31, 2006, December 31, 2005, and March 31, 2005, are weighted-average rates.

10. Stock-Based Compensation
Key maintains several stock-based employee compensation plans, which are described below. Total compensation expense for these plans was $15 million and $18 million for the three-month periods ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for these plans was $6 million and $7 million for the three-month periods ended March 31, 2006 and 2005, respectively.
Key’s compensation plans allow KeyCorp to grant stock options, restricted stock, performance shares, discounted stock purchases and certain deferred compensation-related awards to eligible employees and directors. At March 31, 2006, KeyCorp had 74,007,759 common shares available for future grant under its compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of Key’s Board of Directors, KeyCorp may not grant options to purchase common shares, restricted stock or other shares under its long-term compensation plans in an amount that exceeds 6% of KeyCorp’s outstanding common shares in any rolling three-year period.
Stock Option Plans
Key’s employee stock options generally become exercisable at the rate of 33-1/3% per year beginning one year from their grant date and expire no later than ten years from their grant date. Exercise prices cannot be less than the fair value of Key’s common shares on the grant date. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. Because of these differences, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period.
The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to management’s ability to estimate the fair value of options accurately. The assumptions pertaining to options issued during the three-month periods ended March 31, 2006 and 2005, are shown in the following table.

	Three months ended
	March 31,
	2006	2005

Average option life	6.0 years	6.0 years
Future dividend yield	4.06%	4.01%
Historical share price volatility	.280	.286
Weighted-average risk-free interest rate	4.3%	4.0%

Key’s annual stock option grant to its executives and certain other employees typically occurs in July. Consequently, in the first quarter of 2006, stock option grants were not significant.
The following table summarizes activity, pricing and other information for Key’s stock options for the three-month period ended March 31, 2006:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Life	Intrinsic
dollars in millions, except per share amounts	Options	Per Option	(Years)	Value[a]

Outstanding at December 31, 2005	37,265,859	$28.35
Granted	29,500	33.99
Exercised	(4,068,513)	26.42
Lapsed or canceled	(305,313)	29.38

Outstanding at March 31, 2006	32,921,533	$28.59	6.2	$270

Expected to vest	29,827,658	$28.50	6.4	$248

Exercisable at March 31, 2006	20,315,979	$27.23	5.4	$194

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of options granted during the three-month periods ended March 31, 2006 and 2005, was $7.27 and $7.05, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005, was $38 million and $13 million, respectively. As of March 31, 2006, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $36 million. Management expects to recognize this cost over a weighted-average period of 2.2 years.
The actual tax benefit realized for the tax deductions from options exercised totaled $13 million and $4 million for the three-month periods ended March 31, 2006 and 2005, respectively.
Long-Term Incentive Compensation Program
Key’s Long-Term Incentive Compensation Program (“Program”) rewards senior executives who are critical to Key’s long-term financial success. The Program covers three-year performance cycles with a new cycle beginning each year. Awards under the Program are primarily in the form of time-lapsed restricted stock, performance-based restricted stock, and performance shares payable primarily in stock. The time-lapsed restricted stock generally vests after the end of the three-year cycle. The vesting of the performance-based restricted stock and performance shares is contingent upon the attainment of defined performance levels.
The following table summarizes activity and pricing information for the nonvested shares in the Program for the three-month period ended March 31, 2006:

			Vesting Contingent on
	Vesting Contingent on		Performance and
	Service Conditions		Service Conditions
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Nonvested	Grant-Date	Nonvested	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at December 31, 2005	476,034	$31.43	1,190,458	$31.05
Granted	222,797	35.42	706,078	33.43
Forfeited	(13,029)	32.62	(21,630)	31.56

Outstanding at March 31, 2006	685,802	$32.71	1,874,906	$31.94

The compensation cost of time-lapsed restricted stock awards granted under the Program is measured based on the average of the high and low trading price of Key’s common shares on the grant date. The performance shares payable primarily in stock, unlike the time-lapsed and performance-based restricted stock, do not pay dividends during the vesting period. Consequently, the fair value of performance shares is measured by reducing the share price at the date of grant by the present value of estimated future dividends forgone during the vesting period, discounted at an appropriate risk-free interest rate. The weighted-average grant-date fair value of awards granted under the Program during the three-month periods ended March 31, 2006 and 2005, was $33.90 and $32.28, respectively. As of March 31, 2006, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $29 million. Management expects to recognize this cost over a weighted-average period of 2.3 years. There were no shares scheduled to vest during the three-month periods ended March 31, 2006 and 2005.
Other Restricted Stock Awards
Key may also grant special time-lapsed restricted stock awards to certain executives and employees in recognition of high performance. These awards generally vest after three years of service.

The following table summarizes activity and pricing information for the nonvested shares under these awards for the three-month period ended March 31, 2006:

		Weighted-
	Number of	Average
	Nonvested	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	232,630	$28.75
Granted	13,379	33.22
Vested	(24,350)	25.57

Outstanding at March 31, 2006	221,659	$29.36

As of March 31, 2006, unrecognized compensation cost related to nonvested restricted stock expected to vest under these special awards totaled $3 million. Management expects to recognize this cost over a weighted-average period of 1.9 years. The total fair value of restricted stock vested during the three months ended March 31, 2006 and 2005, was $.9 million and $.1 million, respectively.
Deferred Compensation Plans
Key’s deferred compensation arrangements include voluntary and mandatory deferral programs, which award Key common shares to certain employees and directors. The mandatory deferral programs require that incentive compensation awards meeting specified criteria be automatically deferred. These deferred incentive awards, together with a 15% employer matching contribution, vest at the rate of 33-1/3% per year beginning one year after the deferral date. Deferrals under the voluntary programs, which include a nonqualified excess 401(k) savings plan, are immediately vested, except for any employer match. Key’s excess 401(k) savings plan permits certain employees to defer up to 6% of their eligible compensation, with the entire deferral eligible for an employee match in the form of Key common shares. All other voluntary deferral programs provide an employer match ranging from 6% to 15% of the deferral, depending on the plan. The employer match under all voluntary programs generally vests after three years of service.
Several of Key’s deferred compensation arrangements allow for deferrals to be redirected by participants into other investment elections outside of Key common shares, which provide for distributions payable in cash. Key accounts for these participant-directed deferred compensation arrangements as stock-based liabilities and remeasures the related compensation cost based on the most recent fair value of Key’s common shares. Stock-based liabilities of $.1 million and $.5 million were paid during the three-month periods ended March 31, 2006 and 2005, respectively. The compensation cost of all other nonparticipant-directed deferrals are measured based on the average of the high and low trading price of Key’s common shares on the deferral date.
The following table summarizes activity and pricing information for the nonvested shares in Key’s deferred compensation plans for the three-month period ended March 31, 2006:

	Number of	Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	809,824	$31.74
Granted	534,701	36.63
Dividend equivalents	30,100	37.15
Vested	(403,697)	31.93
Forfeited	(12,773)	32.46

Outstanding at March 31, 2006	958,155	$34.55

The weighted-average grant-date fair value of awards granted during the three-month periods ended March 31, 2006 and 2005, was $36.63 and $32.92, respectively. As of March 31, 2006, unrecognized compensation cost related to nonvested shares expected to vest under Key’s deferred compensation plans totaled $13 million. Management expects to recognize this cost over a weighted-average period of 2.9 years. The total fair value of shares vested during the three-month periods ended March 31, 2006 and 2005, was $15 million and $13 million, respectively.

Discounted Stock Purchase Plan
Key’s Discounted Stock Purchase Plan provides employees the opportunity to purchase Key’s common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year and are immediately vested. To accommodate employee purchases, Key acquires shares on the open market on or around the fifteenth day of the month following the month of payment. During the three-month period ended March 31, 2006, Key issued 36,292 shares at a weighted-average cost of $32.30. During the three-month period ended March 31, 2005, Key issued 33,169 shares at a weighted-average cost of $29.55.
Information pertaining to Key’s method of accounting for stock-based compensation is included in Note 1 (“Basis of Presentation”) under the heading “Stock-Based Compensation” on page 7.
11. Employee Benefits
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended
	March 31,
in millions	2006	2005

Service cost of benefits earned	$12	$13
Interest cost on projected benefit obligation	14	15
Expected return on plan assets	(22)	(24)
Amortization of prior service benefit	—	(1)
Amortization of losses	7	6

Net pension cost	$11	$9

Other Postretirement Benefit Plans
Key sponsors a contributory postretirement healthcare plan that covers substantially all active and retired employees hired before 2001 who meet certain eligibility criteria. Key also sponsors life insurance plans covering certain grandfathered employees. These plans are principally noncontributory. Separate Voluntary Employee Beneficiary Association trusts are used to fund the healthcare plan and one of the life insurance plans.
Net postretirement benefit cost for these plans includes the following components:

	Three months ended
	March 31,
in millions	2006	2005

Service cost of benefits earned	$1	$1
Interest cost on accumulated postretirement benefit obligation	2	2
Expected return on plan assets	(1)	(1)
Amortization of unrecognized transition obligation	1	1
Amortization of cumulative net loss	1	1

Net postretirement benefit cost	$4	$4

On December 8, 2003, the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” was signed into law. The Act, which became effective January 1, 2006, introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees.
Based on regulations regarding the manner in which actuarial equivalence must be determined, management has determined that the prescription drug coverage related to Key’s retiree healthcare benefit plan is actuarially equivalent, and that the subsidy will not have a material effect on Key’s accumulated postretirement benefit obligation and net postretirement benefit cost.

12. Income Taxes
Lease Financing Transactions
In the ordinary course of business, Key’s equipment finance business unit (“KEF”) enters into various types of lease financing transactions. Between 1996 and 2004, KEF entered into certain lease financing transactions which may be characterized in three categories: Lease-In, Lease-Out (“LILO”) transactions; Qualified Technological Equipment Leases (“QTEs”); and Service Contract Leases.
LILO transactions are leveraged leasing transactions in which KEF leases property from an unrelated third party and then leases the property back to that party. The transaction is similar to a sale-leaseback, except that the property is leased by KEF, rather than purchased. QTE and Service Contract Leases are even more like sale-leaseback transactions as KEF is considered to be the purchaser of the equipment for tax purposes. KEF executed these three types of leasing transactions with both foreign and domestic customers that are primarily municipal authorities. LILO and Service Contract transactions involve commuter rail equipment, public utility facilities, and commercial aircraft. QTE transactions involve sophisticated high technology hardware and related software, such as telecommunications equipment. The terms of the leases range from ten to fifty years.
Like other forms of leasing transactions, LILO transactions generate income tax deductions for Key from net rental expense associated with the leased property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs. QTE and Service Contract transactions generate rental income from the leasing of the property, as well as deductions from the depreciation of the property, interest expense on nonrecourse debt incurred to fund the transaction, and transaction costs.
LILO, QTE and Service Contract Leases were prevalent in the financial services industry and in certain other industries. The tax treatment that Key applied was based on applicable statutes, regulations, and judicial authority in effect at the time they were entered into. Subsequently, the Internal Revenue Service (“IRS”) has challenged the tax treatment of these transactions by a number of bank holding companies and other corporations.
The IRS has completed audits of Key’s income tax returns for the 1995 through 2000 tax years and has disallowed all deductions taken in tax years 1995 through 1997 pertaining to LILOs, and all deductions in tax years 1998 through 2000 that relate to LILOs, QTEs and Service Contract Leases. In addition, the IRS is currently conducting audits of Key’s income tax returns for the 2001 through 2003 tax years, and Key expects that the IRS will disallow all similar deductions taken by Key in those tax years.
Key had previously appealed the examination results for the tax years 1995 through 1997, which pertained to LILOs only, to the Appeals Division of the IRS. During the fourth quarter of 2005, ongoing discussions with the Appeals Division were discontinued without having reached a resolution. In April 2006, Key received a final assessment from the IRS disallowing all LILO deductions taken in those tax years. The assessment, which relates principally to the 1997 tax year, consists of federal tax, interest and a penalty. Key paid the assessment and filed a refund claim for the total amount. If the claim is denied, Key will pursue its available legal options. Key has also filed an appeal with the Appeals Division of the IRS with regard to the proposed disallowance of LILO, QTE and Service Contract Lease deductions taken in the 1998 through 2000 tax years.
The payment of the 1997 tax year assessment did not impact Key’s earnings since the taxes had been included in previously recorded deferred taxes as required under GAAP. The payment of the interest and penalty did not materially impact Key’s earnings, in part due to Key’s tax reserves, and also because Key is recording a receivable on its balance sheet for amounts that are not charged to Key’s tax reserve.
Management believes that these LILO, QTE and Service Contract Lease transactions were entered into in conformity with the tax laws in effect at the time, and Key intends to vigorously pursue the IRS appeals process and its litigation alternatives. Key cannot currently estimate the financial outcome of the appeals process and any ensuing litigation; however, if Key were not to prevail in these efforts or were to enter into a settlement agreement with the IRS, in addition to previously accrued tax amounts that would be due to the IRS, Key would owe interest and possibly penalties, which could be material in amount and could have a material adverse effect on Key’s results of operations in the period recorded.
Proposed Tax-Related Guidance
In July 2005, the FASB issued two drafts of proposed tax-related guidance for public comment. The first proposal (“Leasing Proposal”) provides additional guidance regarding the application of SFAS No. 13, “Accounting for Leases,” that would affect when earnings from leveraged leasing transactions would be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. The second proposal (“Tax Proposal”) provides guidance on the accounting for “uncertain tax positions” and could impact when a tax position is to be recognized in the financial statements.
The adoption of any final guidance related to these two proposals could result in one-time adjustments stemming from changes in the timing or projected timing of the cash flows related to leasing transactions and/or the possibility that uncertain tax positions may not meet the recognition threshold outlined in the final guidance. However, in the event of an adjustment, future earnings would be expected to increase over the remaining term of the leases affected by the Leasing Proposal by an amount that represents a substantial portion of the related one-time adjustment, resulting in a timing difference. The two proposals are currently expected to be effective in the first quarter of 2007.
13. Contingent Liabilities and Guarantees
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
Accordingly, the total expected loss on the portfolio for which KBNA (and Key Bank USA) will have filed claims cannot be determined with certainty at this time. Claims filed through March 31, 2006, totaled approximately $385 million, and management currently estimates that approximately $.2 million of additional claims may be filed through year-end 2006. During the litigation, Key has carefully analyzed its claims, both internally and with the assistance of outside expert consultants. Based on the analysis completed through April 30, 2005, Key currently expects to seek recovery of insured residual value losses in the range of approximately $342 million to $357 million, in addition to interest and other damages attributable to Swiss Re’s denial of coverage.
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

Tax Contingency
In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed its review of Key’s tax returns for the 1995 through 2000 tax years and has disallowed all LILO deductions taken in the 1995 through 1997 tax years and all deductions taken in the 1998 through 2000 tax years that relate to certain lease financing transactions. In addition, the IRS is currently conducting audits of the 2001 through 2003 tax years. Key expects that the IRS will disallow all similar deductions taken in those years. Further information on Key’s position on these matters and on the potential implications is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 25.
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at March 31, 2006. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 61 of Key’s 2005 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$12,569	$39
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	677	9
Return guarantee agreement with LIHTC investors	501	39
Default guarantees	9	1
Written interest rate caps[a]	77	11

Total	$13,861	$99

(a)	As of March 31, 2006, the weighted-average interest rate of written interest rate caps was 4.6%, and the weighted-average strike rate was 5.1%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. These instruments, issued on behalf of clients, obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key’s lines of business to address clients’ financing needs. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At March 31, 2006, Key’s standby letters of credit had a remaining weighted-average life of approximately three years, with remaining actual lives ranging from less than one year to as many as thirteen years.
Credit enhancement for asset-backed commercial paper conduit. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until September 22, 2006, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors.
At March 31, 2006, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million. However, there were no drawdowns under the facility during the three-month period ended March 31, 2006. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitment to provide credit enhancement to the conduit.

Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, KBNA maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KBNA’s liability. At March 31, 2006, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of eight years, and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that may be required under this program is equal to one-third of the principal balance of loans outstanding at March 31, 2006. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
Return guarantee agreement with LIHTC investors. Key Affordable Housing Corporation (“KAHC”), a subsidiary of KBNA, offered limited partnership interests to qualified investors. Partnerships formed by KAHC invested in low-income residential rental properties that qualify for federal LIHTCs under Section 42 of the Internal Revenue Code. In certain partnerships, investors pay a fee to KAHC for a guaranteed return that is based on the financial performance of the property and the property’s confirmed LIHTC status throughout a fifteen-year compliance period. If KAHC defaults on its obligation, Key is obligated to make any necessary payments to investors to provide the guaranteed return. In October 2003, management elected to discontinue new partnerships under this program.
No recourse or collateral is available to offset the guarantee obligation other than the underlying income stream from the properties. These guarantees have expiration dates that extend through 2018. Key meets its obligations pertaining to the guaranteed returns generally through the distribution of tax credits and deductions associated with the specific properties.
As shown in the table on page 28, KAHC maintained a reserve in the amount of $39 million at March 31, 2006, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.
Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. Key generally undertakes these guarantees to support or protect its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than one year to as many as seventeen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At March 31, 2006, these caps had a weighted-average life of approximately three years.
Key is obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives. Key’s potential amount of future payments under these obligations is mitigated by offsetting positions with third parties.
Other Off-Balance Sheet Risk
Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in Interpretation No. 45 and from other relationships.

Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. This liquidity facility obligates Key through November 5, 2008, to provide funding of up to $1.3 billion if required as a result of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduit. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $592 million at March 31, 2006, but there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.
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
14. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KBNA, is party to various derivative instruments which are used for asset and liability management, credit risk management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All foreign exchange forward contracts, and interest rate swaps and caps held are over-the-counter instruments. Generally, these instruments help Key meet clients’ financing needs, manage exposure to “market risk"—the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors, and mitigate the credit risk inherent in our loan portfolio.
At March 31, 2006, Key had $113 million of derivative assets and $277 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $834 million and $771 million, respectively. Derivative assets and liabilities are recorded at fair value on the balance sheet.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of “credit risk"—the possibility that Key will incur a loss because a counterparty, which may be a bank or a broker/dealer, may fail to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk when managing its asset, liability and trading positions, Key deals exclusively with counterparties that have high credit ratings.
Key uses two additional means to manage exposure to credit risk on swap contracts. First, Key generally enters into bilateral collateral and master netting arrangements. These agreements provide for the net settlement of all contracts with a single counterparty in the event of default. Second, Key’s Credit Administration department monitors credit risk exposure to the counterparty on each interest rate swap to determine appropriate limits on Key’s total credit exposure and decide whether to demand collateral. If
Key determines that collateral is required, it is generally collected immediately. Key generally holds collateral in the form of cash and highly rated treasury and agency-issued securities.
At March 31, 2006, Key was party to interest rate swaps and caps with 52 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $203 million on these instruments to 24 of the 52 counterparties. However, at March 31, 2006, Key held approximately $89 million in collateral to mitigate its credit exposure, resulting in net exposure of $114 million. The largest exposure to an individual counterparty was approximately $68 million, of which Key secured approximately $60 million in collateral.
Asset and Liability Management
Key uses a fair value hedging strategy to manage its exposure to interest rate risk and a cash flow hedging strategy to reduce the potential adverse impact of interest rate increases on future interest expense. For more information about these asset and liability management strategies, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders.
The change in “accumulated other comprehensive loss” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2006	of Gains to	March 31,
in millions	2005	Hedging Activity	Net Income	2006

Accumulated other comprehensive loss resulting from cash flow hedges	$(31)	$11	$(2)	$(22)

Reclassifications of gains and losses from “accumulated other comprehensive loss” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $2 million of net gains on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.
Credit Risk Management
Key uses credit derivatives, primarily credit default swaps, to mitigate our credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These derivatives are recorded on the balance sheet at fair value, which is based on the creditworthiness of the borrowers. Related gains or losses, as well as the premium paid for the protection, are included in the trading income component of noninterest income. At March 31, 2006, the notional amount of credit default swaps purchased by Key was $406 million. Key does not apply hedge accounting to credit derivatives.
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
The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $13 million at March 31, 2006, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2005 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of March 31, 2006 and 2005, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods then ended. These financial statements are the responsibility of Key’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Key as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flow for the year then ended not presented herein, and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
May 5, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the first three months of 2006 and 2005. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 31. A description of Key’s business is included under the heading “Description of Business” on page 12 of Key’s 2005 Annual Report to Shareholders. This description does not reflect the reorganization and renaming of Key’s major business groups and some of its lines of business that took effect January 1, 2006. For a description of these changes, see Note 4 (“Line of Business Results”), which begins on page 11.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

♦	KeyCorp refers solely to the parent holding company.

♦	KBNA refers to Key’s lead bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	A KeyCenter is one of Key’s full-service retail banking facilities or branches.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 55.
Long-term goals
Key’s long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. Our strategy for achieving these goals is described under the heading “Corporate Strategy” on page 14 of Key’s 2005 Annual Report to Shareholders.
Key’s earnings per common share grew by 9% from the first three months of 2005. This improvement was accomplished by growing revenue faster than expenses. The growth in earnings also reflected a lower provision for loan losses, and a prescribed change in accounting for forfeited stock-based awards that took effect on January 1, 2006. In addition, capital that exceeds internal guidelines and minimum requirements prescribed by the regulators can be used to repurchase common shares in the open market. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 413,139,575 shares for the first three months of 2006 from 413,761,947 shares for the same period last year. A lower share count can contribute to both earnings per share growth and improved returns on average equity. The change in the number of shares attributable to net share repurchase activity did not have a material effect on either of these profitability measures in either the current or prior periods.
Forward-looking statements
This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates” or other similar words or expressions or conditional verbs such as “will,” “would,” “could,” and “should.”
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors.

♦	Interest rates could change more quickly or more significantly than we expect, which may have an adverse effect on our financial results.

♦	Trade, monetary and fiscal policies of various governmental bodies may affect the economic environment in which we operate, as well as our financial condition and results of operations.

♦	Adversity in general economic conditions, or in the condition of the local economies or industries in which we have significant operations or assets, could, among other things, materially impact credit quality trends and our ability to generate loans.

♦	Increased competitive pressure among financial services companies may adversely affect our ability to market our products and services.

♦	It could take us longer than we anticipate to implement strategic initiatives designed to grow revenue or manage expenses; we may be unable to implement certain initiatives; or the initiatives may be unsuccessful.

♦	Acquisitions and dispositions of assets, business units or affiliates could adversely affect us in ways that management has not anticipated.

♦	We may experience operational or risk management failures due to technological or other factors.

♦	We may continue to become subject to heightened regulatory practices, requirements or expectations.

♦	We may become subject to new legal obligations or liabilities, or the unfavorable resolution of pending litigation may have an adverse effect on our financial results.

♦	Changes in the stock markets, public debt markets and other capital markets could adversely affect our ability to raise capital or other funding for liquidity and business purposes, as well as our revenues from client-based underwriting, investment banking and other capital markets businesses.

♦	Terrorist activities or military actions could disrupt the economy and the general business climate, which may have an adverse effect on our financial results or condition and that of our borrowers.

♦	We may become subject to new accounting, tax or regulatory practices or requirements.

Critical accounting policies and estimates
Key’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies in many areas. These choices are important; not only are they necessary to comply with U.S. generally accepted accounting principles (“GAAP”), they also reflect management’s view of the most appropriate manner in which to record and report Key’s overall financial performance. All accounting policies are important, and all policies described in Note 1 (“Summary of Significant Accounting Policies”), which begins on page 57 of Key’s 2005 Annual Report to Shareholders, should be reviewed for a greater understanding of how Key’s financial performance is recorded and reported.
In management’s opinion, some accounting policies are more likely than others to have a significant effect on Key’s financial results and to expose those results to potentially greater volatility. These policies apply to areas of relatively greater business importance or require management to make assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate. Key relies heavily on the use of assumptions and estimates in several areas, including accounting for the allowance for loan losses; loan securitizations; contingent liabilities, guarantees and income taxes; principal investments; goodwill; and pension and other postretirement obligations. A brief discussion of each of these areas appears on pages 14 through 16 of Key’s 2005 Annual Report to Shareholders.
During the first quarter of 2006, there were no significant changes in the manner in which Key’s critical accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new critical accounting policies were adopted.
Highlights of Key’s Performance
Financial performance
The primary measures of Key’s financial performance for the three-month periods ended March 31, 2006, December 31, 2005, and March 31, 2005, are summarized below.

♦	Net income for the first quarter of 2006 was $289 million, or $.70 per common share, compared with $296 million, or $.72 per share, for the previous quarter and $264 million, or $.64 per share, for the first quarter of 2005.

♦	Key’s return on average equity was 15.48% for the first quarter of 2006, compared with a return of 15.59% for the prior quarter and 15.09% for the year-ago quarter.

♦	Key’s first quarter 2006 return on average total assets was 1.26%, compared with a return of 1.27% for the previous quarter and 1.18% for the first quarter of 2005.
Key’s top four priorities for 2006 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain a strong credit culture and improve operating leverage so that revenue growth outpaces expense growth. During the first quarter:

♦	Net interest income rose by $42 million from the first three months of 2005, reflecting a better net interest margin, solid commercial loan growth and an increase in core deposits. The growth in our commercial loan portfolio was broad_based and spread among a number of industry sectors.

♦	We continued to make progress in strengthening our compliance and operations infrastructure designed, pursuant to the Bank Secrecy Act, to detect and prevent money laundering.

♦	Asset quality remained solid. The level of our nonperforming loans was down slightly from the year-ago quarter, and net loan charge-offs represented .23% of average total loans.

♦	The level of our expenses was essentially unchanged from that reported one year ago.
Further, we continue to effectively manage our capital through dividends paid to shareholders, share repurchases, and investing in our higher-growth businesses. During the first quarter, Key increased its quarterly dividend and repurchased 6,000,000 of its common shares. At March 31, 2006, Key’s tangible equity to tangible assets ratio was 6.71%, which is within our targeted range of 6.25% to 6.75%.
Considering recent trends, we expect Key’s earnings to be in the range of $.69 to $.73 per share for the second quarter of 2006 and $2.80 to $2.90 per share for the full year.
The primary reasons that Key’s revenue and expense components changed from those reported for the first quarter of 2005 are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.
Strategic developments
Our financial performance has improved due in part to a number of specific actions taken during 2005 and 2006 that have strengthened our market share positions and support our corporate strategy.

♦	On April 1, 2006, we broadened our asset management product line by acquiring Austin Capital Management, Ltd. (“Austin”), an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition.

♦	On December 8, 2005, we acquired the commercial mortgage-backed servicing business of ORIX Capital Markets, LLC (“ORIX”), headquartered in Dallas, Texas. The acquisition increased our commercial mortgage servicing portfolio from $44 billion at September 30, 2005, to more than $70 billion at December 31, 2005. This is the sixth commercial real estate acquisition we have made since January 31, 2000, as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

♦	On July 1, 2005, we expanded our Federal Housing Administration (“FHA”) financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas.

♦	During the first quarter of 2005, we completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, we completed the sale of $635 million of loans, representing the nonprime segment. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.
Figure 1 summarizes Key’s financial performance for each of the past five quarters.

Figure 1. Selected Financial Data

	2006	2005
dollars in millions, except per share amounts	First	Fourth	Third	Second	First

FOR THE PERIOD
Interest income	$1,312	$1,262	$1,174	$1,116	$1,065
Interest expense	584	544	481	423	379
Net interest income	728	718	693	693	686
Provision for loan losses	39	36	43	20	44
Noninterest income	481	561	531	486	500
Noninterest expense	770	834	781	753	769
Income before income taxes and cumulative effect of accounting change	400	409	400	406	373
Income before cumulative effect of accounting change	284	296	278	291	264
Net income	289	296	278	291	264

PER COMMON SHARE
Income before cumulative effect of accounting change	$.70	$.72	$.68	$.71	$.65
Net income	.71	.72	.68	.71	.65
Income before cumulative effect of accounting change — assuming dilution	.69	.72	.67	.70	.64
Net income — assuming dilution	.70	.72	.67	.70	.64
Cash dividends declared	.345	.325	.325	.325	.325
Book value at period end	18.85	18.69	18.41	18.01	17.58
Market price:
High	37.67	34.05	35.00	33.80	34.07
Low	32.68	30.10	31.65	31.52	31.00
Close	36.80	32.93	32.25	33.15	32.45
Weighted-average common shares outstanding (000)	407,386	408,431	410,456	408,754	408,264
Weighted-average common shares and potential common shares outstanding (000)	413,140	412,542	415,441	414,309	413,762

AT PERIOD END
Loans	$66,980	$66,478	$65,575	$64,690	$64,018
Earning assets	81,087	80,143	80,096	78,548	77,937
Total assets	93,391	93,126	92,323	91,015	90,276
Deposits	59,402	58,765	58,071	58,063	57,127
Long-term debt	14,032	13,939	14,037	13,588	14,100
Shareholders’ equity	7,638	7,598	7,522	7,352	7,162

PERFORMANCE RATIOS
Return on average total assets	1.26%	1.27%	1.22%	1.30%	1.18%
Return on average equity	15.48	15.59	14.84	16.15	15.09
Net interest margin (taxable equivalent)	3.77	3.71	3.67	3.71	3.66

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.18%	8.16%	8.15%	8.08%	7.93%
Tangible equity to tangible assets	6.71	6.68	6.68	6.60	6.43
Tier 1 risk-based capital	7.64	7.59	7.72	7.68	7.34
Total risk-based capital	11.91	11.47	11.83	11.72	11.58
Leverage	8.52	8.53	8.60	8.49	7.91

TRUST AND BROKERAGE ASSETS
Assets under management	$79,558	$77,144	$76,341	$76,807	$76,334
Nonmanaged and brokerage assets	56,944	56,509	57,313	57,006	61,375

OTHER DATA
Average full-time equivalent employees	19,694	19,417	19,456	19,429	19,571
KeyCenters	946	947	946	945	940

Line of Business Results
This section summarizes the financial performance and related strategic developments of Key’s two major business groups: Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 11. Note 4 includes a brief description of the products and services offered by each of the two major business groups, more detailed financial information pertaining to the groups and their respective lines of business, and explanations of “Other Segments” and “Reconciling Items.”
Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three-month periods ended March 31, 2006 and 2005. Key’s line of business results for all periods presented reflect a new organizational structure that took effect earlier this year. For a description of this change, see Note 4.
Figure 2. Major Business Groups — Taxable-Equivalent Revenue and Net Income

	Three months ended
	March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Revenue (taxable equivalent)
Community Banking	$643	$624	$19	3.0%
National Banking	624	591	33	5.6
Other Segments	(6)	13	(19)	N/M

Total segments	1,261	1,228	33	2.7
Reconciling items	(24)	(14)	(10)	(71.4)

Total	$1,237	$1,214	$23	1.9%

Net income (loss)
Community Banking	$108	$89	$19	21.3%
National Banking	177	168	9	5.4
Other Segments	1	13	(12)	(92.3)

Total segments	286	270	16	5.9
Reconciling items	3	(6)	9	N/M

Total	$289	$264	$25	9.5%

N/M = Not Meaningful
Community Banking
As shown in Figure 3, net income for Community Banking was $108 million for the first quarter of 2006, up from $89 million for the year-ago quarter. An increase in net interest income and lower noninterest expense drove the improvement. Both noninterest income and the provision for loan losses were essentially unchanged.
Taxable-equivalent net interest income increased by $19 million, or 5%, from the first quarter of 2005, due to growth in average deposits and commercial loans. The positive effects of these factors were moderated by tighter interest rate spreads on average earning assets and deposits.
Noninterest expense decreased by $13 million, or 3%. Higher costs associated with personnel, marketing and computer processing were more than offset by reductions in various indirect charges.

Figure 3. Community Banking

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Summary of operations
Net interest income (TE)	$430	$411	$19	4.6%
Noninterest income	213	213	—	—

Total revenue (TE)	643	624	19	3.0
Provision for loan losses	29	28	1	3.6
Noninterest expense	441	454	(13)	(2.9)

Income before income taxes (TE)	173	142	31	21.8
Allocated income taxes and TE adjustments	65	53	12	22.6

Net income	$108	$89	$19	21.3%

Percent of consolidated net income	37%	34%	N/A	N/A

Average balances
Loans and leases	$26,739	$26,794	$(55)	(.2)%
Total assets	29,656	29,708	(52)	(.2)
Deposits	45,835	43,185	2,650	6.1

TE = Taxable Equivalent, N/A = Not Applicable
Additional Community Banking Data

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Average deposits outstanding
Noninterest-bearing	$8,105	$7,936	$169	2.1%
Money market and other savings	21,978	20,856	1,122	5.4
Time	15,752	14,393	1,359	9.4

Total deposits	$45,835	$43,185	$2,650	6.1%

Home equity loans
Average balance	$10,151	$10,475
Average loan-to-value ratio	70%	72%
Percent first lien positions	61	61

Other data
On-line households / household penetration	631,523 / 51%	581,737 / 47%
KeyCenters	946	940
Automated teller machines	2,169	2,211

National Banking
As shown in Figure 4, net income for National Banking was $177 million for the first quarter of 2006, up from $168 million for the same period last year. Increases in both net interest income and noninterest income, along with a decrease in the provision for loan losses, drove the improvement and more than offset an increase in noninterest expense.
Taxable-equivalent net interest income grew by $20 million, or 6%, reflecting strong growth in average loans and leases, as well as deposits. Average loans and leases rose by $3.1 billion, or 8%, with most of the growth coming from the Real Estate Capital line of business. Net interest income also benefited from the termination of certain securitization trusts during the first quarter of 2006.
Noninterest income increased by $13 million, or 6%, due primarily to higher income from investment banking and capital markets activities.
The provision for loan losses decreased by $6 million, or 38%, as a result of an improved credit risk profile.

Noninterest expense rose by $26 million, or 8%, reflecting higher costs associated with personnel and a $9 million credit to the provision for losses on lending-related commitments recorded during the year-ago quarter.
Since the first quarter of 2005, we have completed two acquisitions that have helped us to build upon our success in commercial mortgage origination and servicing. In the fourth quarter of 2005, we continued the expansion of our commercial mortgage servicing business by acquiring the commercial mortgage-backed servicing business of ORIX, headquartered in Dallas, Texas. In the third quarter, we expanded our FHA financing and servicing capabilities by acquiring Malone Mortgage Company, also based in Dallas.
Figure 4. National Banking

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Summary of operations
Net interest income (TE)	$378	$358	$20	5.6%
Noninterest income	246	233	13	5.6

Total revenue (TE)	624	591	33	5.6
Provision for loan losses	10	16	(6)	(37.5)
Noninterest expense	332	306	26	8.5

Income before income taxes (TE)	282	269	13	4.8
Allocated income taxes and TE adjustments	105	101	4	4.0

Net income	$177	$168	$9	5.4%

Percent of consolidated net income	61%	63%	N/A	N/A

Average balances
Loans and leases	$39,534	$36,449	$3,085	8.5%
Total assets	49,618	47,061	2,557	5.4
Deposits	9,962	6,658	3,304	49.6

TE = Taxable Equivalent, N/A = Not Applicable

Additional National Banking Data	Three months ended March 31,
dollars in millions	2006	2005

Home equity loans
Average balance	$3,277	$3,504
Average loan-to-value ratio	64%	66%
Percent first lien positions	62	69

Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $1 million for the first quarter of 2006, compared with $13 million for the same period last year. Net losses from principal investing in the current year, compared with net gains recorded one year ago drove the decrease.

Results of Operations
Net interest income
One of Key’s principal sources of earnings is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:
♦ the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;
♦ the volume of net free funds, such as noninterest-bearing deposits and capital;
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
Figure 5, which spans pages 43 and 44, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
Taxable-equivalent net interest income for the first quarter of 2006 was $756 million, representing a $42 million, or 6%, increase from the year-ago quarter. This growth was attributable to an increase in earning assets as a result of commercial loan growth, and a higher net interest margin, which increased 11 basis points to 3.77%. (A basis point is equal to one one-hundredth of a percentage point, meaning 11 basis points equals .11%).
The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets and annualizing the result. The improvement from the year-ago quarter reflected 8% growth in average commercial loans, a 10% increase in average core deposits and an 18% rise in average noninterest-bearing funds, along with a slight asset-sensitive interest rate risk position in a rising interest rate environment. In addition, net interest income for the first quarter of 2006 benefited from the termination of certain securitization trusts, which added approximately 3 basis points to the margin. The increase in the net interest margin was moderated by the effect of a tighter interest rate spread. Key’s interest rate spread, representing the difference between the yield on average earning assets and the rate paid for interest-bearing funds, contracted from the first quarter of 2005 as a result of competitive pressure on loan and deposit pricing caused by rising interest rates, and the sale of the indirect automobile loan portfolio completed during the first and second quarters of 2005.
Average earning assets for the first quarter of 2006 totaled $80.7 billion, which was $2.2 billion, or 3%, higher than the first quarter 2005 level. Growth in commercial lending drove the increase, but was partially offset by declines in consumer loans and loans held for sale.

Since December 31, 2004, the growth and composition of Key’s loan portfolio has been affected by the following loan sales, most of which came from the held-for-sale portfolio:
♦	Key sold commercial mortgage loans of $406 million during the first quarter of 2006 and $2.2 billion during all of 2005. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 29.

♦	Key sold education loans of $101 million ($7 million through securitizations) during the first quarter of 2006 and $1.2 billion ($937 million through securitizations) during all of 2005. Key has used the securitization market for education loans as a means of diversifying our funding sources.

♦	Key sold other loans totaling $199 million during the first quarter of 2006 and $2.7 billion during all of 2005. During the first quarter of 2005, Key completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, Key completed the sale of $635 million of loans, representing the nonprime segment. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates

	First Quarter 2006			Fourth Quarter 2005
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans[a,b]
Commercial, financial and agricultural[c]	$21,720	$357	6.66%	$19,992	$315	6.25%
Real estate — commercial mortgage	8,089	144	7.23	8,580	151	6.98
Real estate — construction	7,312	138	7.66	6,896	129	7.42
Commercial lease financing[c]	9,581	143	5.98	10,285	154	6.01

Total commercial loans	46,702	782	6.78	45,753	749	6.51
Real estate — residential	1,450	23	6.33	1,460	23	6.22
Home equity	13,433	238	7.19	13,767	242	7.00
Consumer — direct	1,730	41	9.66	1,785	44	9.68
Consumer — indirect	3,367	57	6.66	3,340	56	6.71

Total consumer loans	19,980	359	7.26	20,352	365	7.13

Total loans	66,682	1,141	6.92	66,105	1,114	6.70
Loans held for sale	3,692	68	7.44	3,592	64	7.05
Investment securities[a]	61	1	6.34	95	1	5.81
Securities available for sale[d]	7,148	83	4.61	7,034	84	4.77
Short-term investments	1,753	22	5.10	2,091	19	3.53
Other investments[d]	1,336	25	7.13	1,297	10	3.09

Total earning assets	80,672	1,340	6.70	80,214	1,292	6.40
Allowance for loan losses	(963)			(1,085)
Accrued income and other assets	13,206			13,077

Total assets	$92,915			$92,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$24,452	145	2.40	$23,947	127	2.11
Savings deposits	1,812	1	.32	1,858	1	.27
Certificates of deposit ($100,000 or more)[e]	5,407	58	4.34	5,006	51	4.06
Other time deposits	11,282	104	3.73	10,951	96	3.46
Deposits in foreign office	3,354	35	4.29	3,316	34	4.03

Total interest-bearing deposits	46,307	343	3.00	45,078	309	2.72
Federal funds purchased and securities sold under repurchase agreements	3,349	34	4.06	4,309	40	3.72
Bank notes and other short-term borrowings	2,550	24	3.89	2,607	24	3.67
Long-term debt[e]	13,991	183	5.27	13,860	171	4.89

Total interest-bearing liabilities	66,197	584	3.57	65,854	544	3.28
Noninterest-bearing deposits	12,707			12,594
Accrued expense and other liabilities	6,438			6,224
Shareholders’ equity	7,573			7,534

Total liabilities and shareholders’ equity	$92,915			$92,206

Interest rate spread (TE)			3.13%			3.12%

Net interest income (TE) and net interest margin (TE)		756	3.77%		748	3.71%

TE adjustment[a]		28			30

Net interest income, GAAP basis		$728			$718

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	During the first quarter of 2006, Key reclassified $760 million of average loans and related interest income from the commercial lease financing component of the commercial loan portfolio to the commercial, financial and agricultural component to more accurately reflect the nature of these receivables. Balances presented for prior periods were not reclassified as the historical data was not available.

(d)	Yield is calculated on the basis of amortized cost.

(e)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders, for an explanation of fair value hedges.

TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Third Quarter 2005			Second Quarter 2005			First Quarter 2005
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$19,249	$280	5.78%	$19,477	$258	5.31%	$19,195	$230	4.86%

8,467	136	6.42	8,373	129	6.13	8,189	115	5.71
6,388	110	6.81	6,117	98	6.45	5,636	81	5.81
10,161	158	6.19	9,984	158	6.33	10,055	158	6.31

44,265	684	6.15	43,951	643	5.86	43,075	584	5.49
1,472	23	6.13	1,477	21	6.04	1,464	23	6.00
13,888	236	6.72	13,904	225	6.49	13,986	213	6.19
1,794	40	8.96	1,831	36	7.93	1,928	38	7.89
3,339	56	6.67	3,328	51	6.15	3,325	54	6.51

20,493	355	6.86	20,540	333	6.53	20,703	328	6.39

64,758	1,039	6.37	64,491	976	6.07	63,778	912	5.78
3,521	56	6.43	3,169	53	6.61	4,281	81	7.64
76	1	7.00	65	1	8.42	70	2	8.66
7,131	84	4.65	7,081	80	4.54	7,226	80	4.43
1,972	15	3.15	1,799	12	2.58	1,679	10	2.43
1,342	12	3.25	1,455	24	6.42	1,423	8	2.25

78,800	1,207	6.08	78,060	1,146	5.88	78,457	1,093	5.62
(1,095)			(1,124)			(1,133)
12,918			12,979			13,634

$90,623			$89,915			$90,958

$22,886	101	1.75	$22,301	77	1.39	$21,619	55	1.03
1,952	2	.29	1,999	1	.26	1,957	1	.24

4,928	48	3.85	4,999	46	3.70	4,895	44	3.65
10,805	87	3.21	10,806	82	3.05	10,589	76	2.90
4,048	35	3.46	4,314	32	2.96	4,963	30	2.45

44,619	273	2.43	44,419	238	2.16	44,023	206	1.90

3,674	31	3.28	3,830	25	2.67	4,475	25	2.24

2,841	22	3.04	2,792	19	2.72	2,947	17	2.38
13,814	155	4.50	13,929	141	4.11	14,785	131	3.77

64,948	481	2.94	64,970	423	2.62	66,230	379	2.34
12,215			11,717			11,534
6,027			6,000			6,100
7,433			7,228			7,094

$90,623			$89,915			$90,958

		3.14%			3.26%			3.28%

	726	3.67%		723	3.71%		714	3.66%

	33			30			28

	$693			$693			$686

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 50, contains more discussion about changes in earning assets and funding sources.
Figure 6. Components of Net Interest Income Changes

	From three months ended March 31, 2005
	to three months ended March 31, 2006
	Average	Yield/	Net
in millions	Volume	Rate	Change

INTEREST INCOME
Loans	$43	$186	$229
Loans held for sale	(11)	(2)	(13)
Investment securities	—	(1)	(1)
Securities available for sale	(1)	4	3
Short-term investments	1	11	12
Other investments	(1)	18	17

Total interest income (taxable equivalent)	31	216	247

INTEREST EXPENSE
NOW and money market deposit accounts	8	82	90
Certificates of deposit ($100,000 or more)	5	9	14
Other time deposits	5	23	28
Deposits in foreign office	(12)	17	5

Total interest-bearing deposits	6	131	137
Federal funds purchased and securities sold under repurchase agreements	(7)	16	9
Bank notes and other short-term borrowings	(3)	10	7
Long-term debt	(7)	59	52

Total interest expense	(11)	216	205

Net interest income (taxable equivalent)	$42	—	$42

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Noninterest income for the first quarter of 2006 was $481 million, compared with $500 million for the same period last year.
Last year’s first quarter results benefited from income related to the sale of the indirect automobile loan portfolio, including a $19 million gain recorded in net gains from loan sales, and $11 million of derivative income recorded in investment banking and capital markets revenue. In addition, as shown in Figure 7, Key recorded net losses of $3 million from principal investing in the current year, compared with net gains of $12 million one year ago. The reduction in noninterest income caused by these factors was substantially offset by a $25 million gain recorded in investment banking and capital markets revenue that resulted from the initial public offering completed by the New York Stock Exchange in March 2006. The gain represents the difference between the value of shares and other consideration received, and the carrying amount of the exchange seats owned by Key.

Figure 7. Noninterest Income

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Trust and investment services income	$135	$138	$(3)	(2.2)%
Service charges on deposit accounts	72	70	2	2.9
Investment banking and capital markets income	60	55	5	9.1
Operating lease income	52	46	6	13.0
Letter of credit and loan fees	40	40	—	—
Corporate-owned life insurance income	25	28	(3)	(10.7)
Electronic banking fees	24	22	2	9.1
Net gains from loan securitizations and sales	10	19	(9)	(47.4)
Net securities gains (losses)	1	(6)	7	N/M
Other income:
Insurance income	14	11	3	27.3
Loan securitization servicing fees	5	5	—	—
Credit card fees	3	3	—	—
Net gain (losses) from principal investing	(3)	12	(15)	N/M
Miscellaneous income	43	57	(14)	(24.6)

Total other income	62	88	(26)	(29.5)

Total noninterest income	$481	$500	$(19)	(3.8)%

N/M = Not Meaningful
The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.
Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8.
Figure 8. Trust and Investment Services Income

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Brokerage commissions and fee income	$62	$63	$(1)	(1.6)%
Personal asset management and custody fees	39	38	1	2.6
Institutional asset management and custody fees	34	37	(3)	(8.1)

Total trust and investment services income	$135	$138	$(3)	(2.2)%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At March 31, 2006, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $79.6 billion, representing a 4% increase from $76.3 billion at March 31, 2005. As shown in Figure 9, most of the increase was attributable to Key’s securities lending business. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is then shared with the client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk inherent in the business) than other types of assets under management. The growth of the securities lending business and the increase in equity securities under management more than offset decreases in the levels of assets managed within the fixed income and money market portfolios. This trend reflects recent improvement in the equity markets in general.

Figure 9. Assets Under Management

	2006	2005
in millions	First	Fourth	Third	Second	First

Assets under management by investment type:
Equity	$36,405	$35,370	$34,912	$34,959	$34,374
Securities lending	22,985	20,938	20,702	20,536	19,349
Fixed income	10,882	11,264	11,492	11,957	12,754
Money market	9,286	9,572	9,235	9,355	9,857

Total	$79,558	$77,144	$76,341	$76,807	$76,334

Proprietary mutual funds included in assets under management:
Money market	$7,606	$7,884	$7,549	$7,758	$8,174
Equity	5,063	4,594	4,331	3,911	3,770
Fixed income	703	722	738	767	767

Total	$13,372	$13,200	$12,618	$12,436	$12,711

Service charges on deposit accounts. Service charges on deposit accounts were up slightly from the first three months of 2005, but have been on a downward trend over the past few years, due primarily to reductions in the levels of overdraft and maintenance fees charged to clients. The downward trend in overdraft fees reflects enhanced capabilities such as “real time” posting that allow clients to better manage their accounts. Maintenance fees have been lower because a higher proportion of Key’s clients have elected to use Key’s free checking products. In addition, as interest rates increase, commercial clients are able to cover a larger portion of their service charges with credits earned on compensating balances.
Investment banking and capital markets income. As shown in Figure 10, the increase in income from investment banking and capital markets activities was due to higher levels of income from both investment banking transactions and other investments. Included in income from other investments in the current year was the $25 million gain that resulted from the initial public offering completed by the New York Stock Exchange. The growth in these revenue components was offset in part by a decline in income from dealer trading and derivatives. Results for the first quarter of 2005 included $11 million of derivative income recorded in connection with the sale of Key’s indirect automobile loan portfolio.
Figure 10. Investment Banking and Capital Markets Income

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Investment banking income	$22	$17	$5	29.4%
Dealer trading and derivatives income	7	19	(12)	(63.2)
Income from other investments	21	10	11	110.0
Foreign exchange income	10	9	1	11.1

Total investment banking and capital markets income	$60	$55	$5	9.1%

Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2005, Key completed the sale of the prime segment of the indirect automobile loan portfolio, resulting in a gain of $19 million. However, this gain was partially offset by a $9 million impairment charge in the education lending business recorded during the same quarter. The types of loans sold during 2005 and the first three months of 2006 are presented in Figure 15 on page 52.
Net gains (losses) from principal investing. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. Principal investments consist of direct and indirect investments in predominantly privately held companies. These investments are carried on the balance sheet at fair value ($836 million at March 31, 2006, and $817 million at March 31, 2005). Thus, the net gains and losses presented in Figure 7 stem from changes in estimated fair values as well as actual gains and losses on sales of principal investments.

Noninterest expense
Noninterest expense for the first quarter of 2006 was $770 million, essentially unchanged from the level reported one year ago.
As shown in Figure 11, personnel expense rose by $15 million and nonpersonnel expense was down $14 million. The decrease in nonpersonnel expense was attributable to a $28 million decline in net occupancy expense and a $20 million reduction in charitable contributions included in miscellaneous expense. The favorable effects of these factors were substantially offset by increases in computer processing expense, professional fees, and a variety of other miscellaneous expense components. In addition, results for the first quarter of 2005 included an $11 million credit to the provision for losses on lending-related commitments.
Figure 11. Noninterest Expense

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Personnel	$405	$390	$15	3.8%
Net occupancy	63	91	(28)	(30.8)
Computer processing	56	51	5	9.8
Operating lease expense	41	38	3	7.9
Professional fees	33	28	5	17.9
Marketing	18	25	(7)	(28.0)
Equipment	26	28	(2)	(7.1)
Other expense:
Postage and delivery	13	13	—	—
Franchise and business taxes	10	8	2	25.0
Telecommunications	7	7	—	—
OREO expense, net	1	2	(1)	(50.0)
Provision for losses on lending-related commitments	—	(11)	11	100.0
Miscellaneous expense	97	99	(2)	(2.0)

Total other expense	128	118	10	8.5

Total noninterest expense	$770	$769	$1	.1%

Average full-time equivalent employees	19,694	19,571	123	.6%

The following discussion explains the composition of certain components of Key’s noninterest expense and the factors that caused those components to change.
Personnel. As shown in Figure 12, personnel expense, the largest category of Key’s noninterest expense, rose by $15 million, or 4%, from the first three months of 2005, due to additional costs incurred in connection with business expansion, and an increase in employee benefits expense.
Figure 12. Personnel Expense

	Three months ended March 31,		Change
dollars in millions	2006	2005	Amount	Percent

Salaries	$231	$217	$14	6.5%
Incentive compensation	79	75	4	5.3
Employee benefits	81	74	7	9.5
Stock-based compensation [a]	14	18	(4)	(22.2)
Severance	—	6	(6)	(100.0)

Total personnel expense	$405	$390	$15	3.8%

(a)	Excludes directors’ stock-based compensation of $.3 million for the three-month period ended March 31, 2006, and $.4 million for the three-month period ended March 31, 2005.

Effective January 1, 2006, Key adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R changes the manner in which forfeited stock-based awards must be accounted for and reduced Key’s stock-based compensation expense for the first quarter of 2006 by approximately $3 million. Additional information pertaining to this accounting change is presented in Note 1 (“Basis of Presentation”) under the heading “Stock-Based Compensation” on page 7.
For the first quarter of 2006, the average number of full-time equivalent employees was 19,694, compared with 19,417 for the fourth quarter of 2005 and 19,571 for the year-ago quarter.
Net occupancy. During the first quarter of 2005, the Securities and Exchange Commission issued interpretive guidance, applicable to all publicly held companies, related to the accounting for operating leases. As a result of this guidance, Key recorded a net occupancy charge of $30 million to adjust the accounting for rental expense associated with such leases from an escalating to a straight-line basis.
Professional fees. The $5 million, or 18%, increase in professional fees from the first quarter of 2005 was due in part to higher costs associated with Key’s efforts to strengthen its compliance controls.
Income taxes
The provision for income taxes was $116 million for the first quarter of 2006, compared with $109 million for the comparable period in 2005. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 29.0% for the first quarter of 2006 and essentially unchanged from the year-ago quarter.
The effective tax rate is substantially below Key’s combined federal and state tax rate of 37.5%, due primarily to income from investments in tax-advantaged assets such as corporate-owned life insurance, credits associated with investments in low-income housing projects and tax deductions associated with dividends paid on Key common shares held in Key’s 401(k) savings plan. In addition, a lower tax rate is applied to portions of the equipment lease portfolio that are managed by a foreign subsidiary in a lower tax jurisdiction. Since Key intends to permanently reinvest the earnings of this foreign subsidiary overseas, no deferred income taxes are recorded on those earnings in accordance with SFAS No. 109, “Accounting for Income Taxes.”
In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the Internal Revenue Service (“IRS”) may challenge a particular tax position taken by Key. The IRS has completed its review of Key’s tax returns for the 1995 through 2000 tax years and has disallowed all LILO deductions taken in the 1995 through 1997 tax years and all deductions taken in the 1998 through 2000 tax years that relate to certain lease financing transactions. In addition, the IRS is currently conducting audits of the 2001 through 2003 tax years. Key expects that the IRS will disallow all similar deductions taken in those years. Further information on Key’s position on these matters and on the potential implications is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 25.

Financial Condition
Loans and loans held for sale
At March 31, 2006, total loans outstanding were $67.0 billion, compared with $66.5 billion at December 31, 2005, and $64.0 billion at March 31, 2005. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 17. The growth in our loans over the past twelve months was attributable largely to stronger demand for commercial loans in an improving economy.
We have continued to use alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, over the past several years, several acquisitions have improved our ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
Commercial loan portfolio. Commercial loans outstanding increased by $3.6 billion, or 8%, from one year ago, reflecting improvement in the economy. The overall growth in the commercial loan portfolio was broad-based and spread among a number of industry sectors.
Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At March 31, 2006, Key’s commercial real estate portfolio included mortgage loans of $8.1 billion and construction loans of $7.5 billion. The average size of a mortgage loan was $.6 million, and the largest mortgage loan had a balance of $47 million. The average size of a construction loan commitment was $6 million. The largest construction loan commitment was $80 million, of which $68 million was outstanding.
Key conducts its commercial real estate lending business through two primary sources: a thirteen-state banking franchise and Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. Real Estate Capital deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 62% of Key’s total average commercial real estate loans during the first quarter of 2006. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 13, is diversified by both industry type and geography.
In the last half of 2005, we continued to expand our FHA financing and mortgage servicing capabilities by acquiring Malone Mortgage Company and the commercial mortgage-backed securities servicing business of ORIX, both headquartered in Dallas, Texas. These acquisitions added more than $28 billion to our commercial mortgage servicing portfolio and are just two in a series of acquisitions that we have initiated over the past several years to build upon our success in the commercial mortgage business.

Figure 13. Commercial Real Estate Loans

March 31, 2006	Geographic Region					Percent of
dollars in millions	East	Midwest	Central	West	Total	Total

Nonowner-occupied:
Multi-family properties	$1,523	$538	$596	$886	$3,543	22.6%
Residential properties	844	136	460	984	2,424	15.5
Retail properties	127	550	212	248	1,137	7.3
Warehouses	176	178	98	194	646	4.1
Land and development	259	46	88	188	581	3.7
Office buildings	228	93	79	128	528	3.4
Hotels/Motels	1	45	2	15	63	.4
Manufacturing facilities	2	12	6	28	48	.3
Health facility	21	—	—	24	45	.3
Other	399	367	44	157	967	6.2

	3,580	1,965	1,585	2,852	9,982	63.8
Owner-occupied	1,057	2,024	670	1,919	5,670	36.2

Total	$4,637	$3,989	$2,255	$4,771	$15,652	100.0%

Nonowner-occupied:
Nonperforming loans	—	$7	$3	—	$10	N/M
Accruing loans past due 90 days or more	$12	3	—	—	15	N/M
Accruing loans past due 30 through 89 days	31	3	70	—	104	N/M

N/M = Not Meaningful
Management believes Key has both the scale and array of products to compete on a world-wide basis in the specialty of equipment lease financing. This business is conducted through the Equipment Finance line of business and continues to benefit from the fourth quarter 2004 acquisition of American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. AEBF had commercial loan and lease financing receivables of approximately $1.5 billion at the date of acquisition. During the first quarter of 2006, Key’s commercial lease financing receivables decreased by $684 million. This decline was attributable to the reclassification of $792 million of loans from the commercial lease financing portfolio to the commercial, financial and agricultural portfolio to more accurately reflect the nature of these receivables. Prior period balances were not reclassified as the historical data was not available.
Consumer loan portfolio. Consumer loans outstanding decreased by $618 million, or 3%, from one year ago. Key sold $267 million of home equity loans within the National Home Equity unit and experienced a general slowdown in the level of home equity loan originations over the past year. The resulting decline of $507 million in the home equity portfolio accounted for a significant portion of the overall decline in consumer loans. Excluding loan sales and acquisitions, consumer loans would have decreased by $444 million, or 2%, during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Regional Banking line of business (responsible for 75% of the home equity portfolio at March 31, 2006) and the National Home Equity unit within our Consumer Finance line of business. The National Home Equity unit has two components: Champion Mortgage Company, a home equity finance company, and Key Home Equity Services, which works with home improvement contractors to provide home equity and home improvement solutions.
Figure 14 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.

Figure 14. Home Equity Loans

	2006	2005
dollars in millions	First	Fourth	Third	Second	First

SOURCES OF LOANS OUTSTANDING AT PERIOD END
Regional Banking	$10,100	$10,232	$10,345	$10,404	$10,416

Champion Mortgage Company	2,483	2,465	2,770	2,824	2,876
Key Home Equity Services division	846	791	757	693	644

National Home Equity unit	3,329	3,256	3,527	3,517	3,520

Total	$13,429	$13,488	$13,872	$13,921	$13,936

Nonperforming loans at period end	$97	$79	$75	$74	$76
Net charge-offs for the period	6	5	6	5	5
Yield for the period	7.19%	7.00%	6.72%	6.49%	6.19%

Loans held for sale. As shown in Note 6, Key’s loans held for sale rose to $3.6 billion at March 31, 2006, from $3.4 billion at December 31, 2005, and $3.5 billion at March 31, 2005, due primarily to originations in the education loan portfolio. The growth in total loans held for sale was moderated by the sale of the nonprime segment of Key’s indirect automobile loan portfolio in the second quarter of 2005, due to management’s decision to exit this business.
Sales and securitizations. During the past twelve months, Key sold $2.2 billion of commercial real estate loans, $1.1 billion of education loans ($839 million through securitizations), $746 million of indirect consumer loans, $360 million of commercial loans and leases, $347 million of residential real estate loans, and $267 million of home equity loans. Most of these sales came from the held-for-sale portfolio.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet our performance standards or fit with our relationship banking strategy;

♦	our asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the relative cost of funds;

♦	the level of credit risk; and

♦	capital requirements.
Figure 15 summarizes Key’s loan sales (including securitizations) for the first three months of 2006 and all of 2005.
Figure 15. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Indirect	Education	Total

2006

First quarter	$40	$406	$105	$54	—	—	$101	$706

2005

Fourth quarter	$44	$792	$110	$95	$264	—	$834	$2,139
Third quarter	40	710	—	99	3	$111	48	1,011
Second quarter	21	336	—	99	—	635	128	1,219
First quarter	18	389	—	98	31	992	208	1,736

Total	$123	$2,227	$110	$391	$298	$1,738	$1,218	$6,105

Figure 16 shows loans that are either administered or serviced by Key, but not recorded on its balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. As discussed previously, the acquisitions of Malone Mortgage Company and the commercial mortgage-backed securities servicing business of ORIX added more than $28 billion to our commercial mortgage servicing portfolio during the last half of 2005.
Figure 16. Loans Administered or Serviced

	March 31,	December 31,	September 30,	June 30,	March 31,
in millions	2006	2005	2005	2005	2005

Commercial real estate loans	$76,123	$72,902	$43,555	$38,630	$35,534
Education loans	4,992	5,083	4,518	4,708	4,861
Commercial loans	247	242	233	222	216
Home equity loans	5	59	85	96	116
Commercial lease financing	21	25	29	35	40

Total	$81,388	$78,311	$48,420	$43,691	$40,767

In the event of default, Key is subject to recourse with respect to approximately $677 million of the $81.4 billion of loans administered or serviced at March 31, 2006. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 29.
Key derives income from several sources when we sell or securitize loans but retain the right to administer or service them. We earn noninterest income (recorded as “other income”) from servicing or administering the loans, and we earn interest income from any securitized assets we retain, and from the investment of funds generated by escrow deposits collected in connection with the servicing of commercial real estate loans. These deposits have contributed to the growth in Key’s average noninterest-bearing deposits over the past twelve months.
Securities
At March 31, 2006, the securities portfolio totaled $8.5 billion and included $7.1 billion of securities available for sale, $46 million of investment securities and $1.4 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2005, was $8.7 billion, including $7.3 billion of securities available for sale, $91 million of investment securities and $1.3 billion of other investments. At March 31, 2005, the securities portfolio totaled $8.6 billion and included $7.1 billion of securities available for sale, $68 million of investment securities and $1.4 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMO”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At March 31, 2006 and 2005, Key had $6.6 billion invested in CMOs and other mortgage-backed securities, compared with $6.5 billion at December 31, 2005. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-duration class bonds that are structured to have more predictable cash flows than longer-term class bonds.
The weighted-average maturity of Key’s securities available-for-sale portfolio was 2.5 years at March 31, 2006 and 2005, compared with 2.4 years at December 31, 2005.
The size and composition of Key’s securities available-for-sale portfolio depend largely on management’s assessment of current economic conditions, including the interest rate environment, and our needs for liquidity, as well as the extent to which we are required (or elect) to hold these assets as collateral to secure public funds and trust deposits. Although debt securities are generally used for this purpose, other assets, such as securities purchased under resale agreements, may be used temporarily when they provide more favorable yields or risks.

Figure 17 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 15.
Figure 17. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained					Weighted
	Agencies and	Political	Mortgage	Backed	Interests in	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]		Total		Yield [c]

MARCH 31, 2006
Remaining maturity:
One year or less	$67	$1	$378	$7	$11	$59		$523		4.89%
After one through five years	4	3	6,026	178	101	102		6,414		4.42
After five through ten years	4	5	14	21	70	2		116		10.52
After ten years	3	8	2	10	—	10		33		7.44

Fair value	$78	$17	$6,420	$216	$182	$173		$7,086		—
Amortized cost	78	17	6,611	217	119	162		7,204		4.57%
Weighted-average yield [c]	4.58%	7.13%	4.11%	5.65%	27.71%	5.17%	[d]	4.57%	[d]	—
Weighted-average maturity	1.2 years	11.4 years	2.4 years	4.2 years	5.3 years	3.9 years		2.5 years		—

DECEMBER 31, 2005
Fair value	$268	$18	$6,298	$234	$182	$269		$7,269		—
Amortized cost	267	17	6,455	233	115	261		7,348		4.42%

MARCH 31, 2005
Fair value	$155	$20	$6,322	$302	$180	$144		$7,123		—
Amortized cost	155	20	6,471	298	99	137		7,180		4.35%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $142 million at March 31, 2006, that have no stated yield.
Investment securities. Securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 18 shows the composition, yields and remaining maturities of these securities.
Figure 18. Investment Securities

	States and			Weighted
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

MARCH 31, 2006
Remaining maturity:
One year or less	$12	$2	$14	8.83%
After one through five years	19	11	30	6.73
After five through ten years	2	—	2	8.81

Amortized cost	$33	$13	$46	7.47%
Fair value	34	13	47	—
Weighted-average maturity	1.9 years	2.1 years	1.9 years	—

DECEMBER 31, 2005
Amortized cost	$35	$56	$91	5.25%
Fair value	36	56	92	—

MARCH 31, 2005
Amortized cost	$55	$13	$68	7.92%
Fair value	57	13	70	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — are carried at fair value, which aggregated $836 million at March 31, 2006, $800 million at December 31, 2005, and $817 million at March 31, 2005. Principal investments represent approximately 61% of “other investments” at March 31, 2006. These investments include direct and indirect investments — predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.
In addition to principal investments, “other investments” include other equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments that are carried at estimated fair value, as well as other types of securities that generally are carried at cost. Neither these securities nor principal investments have stated maturities.
Deposits and other sources of funds
“Core deposits” — domestic deposits other than certificates of deposit of $100,000 or more — are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the first quarter of 2006, core deposits averaged $50.3 billion and represented 62% of the funds Key used to support earning assets, compared with $45.7 billion and 58%, respectively, during the same quarter in 2005. The composition of Key’s deposits is shown in Figure 5, which spans pages 43 and 44.
The increase in the level of Key’s average core deposits during the past twelve months was due primarily to higher levels of Negotiable Order of Withdrawal (“NOW”) accounts, money market deposit accounts, time deposits and noninterest-bearing deposits. These results reflect client preferences for investments that provide high levels of liquidity in a changing interest rate environment. The growth in money market deposit accounts also benefited from the introduction of new products in 2005. Average noninterest-bearing deposits also increased because we intensified our cross-selling efforts, focused sales and marketing efforts on our free checking products, and collected more escrow deposits associated with the servicing of commercial real estate loans.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.7 billion in the first quarter of 2006, compared with $17.3 billion during the year-ago quarter. The decrease was attributable primarily to lower levels of foreign branch deposits, and federal funds purchased and securities sold under repurchase agreements. The need for this funding source has diminished as a result of strong core deposit growth, a higher level of capital and other interest-free funds, and loan sales.
We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at March 31, 2006, was $7.6 billion, up $40 million from December 31, 2005. Factors contributing to the change in shareholders’ equity during the first three months of 2006 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Changes in common shares outstanding. Figure 19 below shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 19. Changes in Common Shares Outstanding

in thousands	1Q06	4Q05	3Q05	2Q05	1Q05

Shares outstanding at beginning of period	406,624	408,542	408,231	407,297	407,570
Issuance of shares under employee benefit and dividend reinvestment plans	4,649	1,332	1,561	934	2,227
Repurchase of common shares	(6,000)	(3,250)	(1,250)	—	(2,500)

Shares outstanding at end of period	405,273	406,624	408,542	408,231	407,297

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors (“Board”). Key’s repurchase activity for each of the three months in the year-to-date period ended March 31, 2006, is summarized in Figure 20.
Figure 20. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of each Month-End [a]

January 1-31, 2006	1,325	$35.59	1,325	21,136
February 1-28, 2006	3,675	36.08	3,675	17,461
March 1-31, 2006	1,000	36.46	1,000	16,461

Total	6,000	$36.04	6,000

(a)	In July 2004, the Board authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from a repurchase program authorized in September 2003. This action brought the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
At March 31, 2006, Key had 86,615,413 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first three months of 2006, Key reissued 4,649,760 treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.18% at March 31, 2006, compared with 8.16% at December 31, 2005, and 7.93% at March 31, 2005. Key’s ratio of tangible equity to tangible assets was 6.71% at March 31, 2006, and is within our targeted range of 6.25% to 6.75%. Management believes that Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 76 of Key’s 2005 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of March 31, 2006, Key’s Tier 1 capital ratio was 7.64%, and its total capital ratio was 11.91%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk — as KeyCorp has — must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of March 31, 2006, Key had a leverage ratio of 8.52%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at March 31, 2006, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at March 31, 2006. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KBNA.

Figure 21 presents the details of Key’s regulatory capital position at March 31, 2006, December 31, 2005, and March 31, 2005.
Figure 21. Capital Components and Risk-Weighted Assets

	March 31,	December 31,	March 31,
dollars in millions	2006	2005	2005

TIER 1 CAPITAL
Common shareholders’ equity[a]	$7,732	$7,678	$7,231
Qualifying capital securities	1,542	1,542	1,292
Less: Goodwill	1,355	1,355	1,341
Other assets[b]	164	178	152

Total Tier 1 capital	7,755	7,687	7,030

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,025	1,025	1,184
Net unrealized gains on equity securities available for sale	5	4	3
Qualifying long-term debt	3,297	2,899	2,879

Total Tier 2 capital	4,327	3,928	4,066

Total risk-based capital	$12,082	$11,615	$11,096

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$77,361	$76,724	$73,340
Risk-weighted off-balance sheet exposure	25,023	25,619	23,355
Less: Goodwill	1,355	1,355	1,341
Other assets[b]	670	785	687
Plus: Market risk-equivalent assets	1,112	1,064	1,128

Risk-weighted assets	$101,471	$101,267	$95,795

AVERAGE QUARTERLY TOTAL ASSETS	$92,915	$92,206	$90,958

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.64%	7.59%	7.34%
Total risk-based capital ratio	11.91	11.47	11.58
Leverage ratio[c]	8.52	8.53	7.91

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b), deductible portions of nonfinancial equity investments and net unrealized gains or losses on securities available for sale.

Risk Management
Overview
Certain risks are inherent in the business activities that financial services companies conduct. The ability to properly and effectively identify, measure, monitor and report such risks is essential to maintaining safety and soundness and to maximizing profitability. Management believes that the most significant risks to which Key is exposed are market risk, credit risk, liquidity risk and operational risk. Each type of risk is defined and discussed in greater detail in the remainder of this section.
Key’s Board has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates adherence to Key’s code of ethics and administers an annual self-assessment process. The Board has established Audit and Finance committees whose appointed members play an integral role in helping the Board meet its risk oversight responsibilities. Those committees meet jointly, as appropriate, to discuss matters that relate to each committee’s responsibilities. The responsibilities of these two committees are summarized on page 38 of Key’s 2005 Annual Report to Shareholders.
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
Factors contributing to interest rate exposure. Key uses interest rate exposure models to quantify the potential impact that a variety of possible interest rate scenarios may have on earnings and the economic value of equity. The various scenarios estimate the level of Key’s interest rate exposure arising from gap risk, option risk and basis risk. Each of these types of risk is defined in the discussion of market risk management, which begins on page 38 of Key’s 2005 Annual Report to Shareholders.
Measurement of short-term interest rate exposure. Key uses a simulation model to measure interest rate risk. The model estimates the impact that various changes in the overall level of market interest rates would have on net interest income over one- and two-year time periods. The results help Key develop strategies for managing exposure to interest rate risk.
Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions and judgments. Primary among these for Key are those related to loan and deposit growth, asset and liability prepayments, interest rate variations, product pricing, and on- and off-balance sheet management strategies. Management believes its assumptions are reasonable. Nevertheless, simulation modeling produces only a sophisticated estimate, not a precise calculation of exposure.

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
As discussed above, since mid-2004, Key has been operating with a slight asset-sensitive position. Deposit growth, sales of fixed-rate consumer loans, and a smaller portfolio of receive fixed A/LM interest rate swaps have contributed to Key’s efforts to manage net interest income during this period as short-term interest rates have increased. Additionally, management has refined simulation model assumptions to address anticipated changes in deposit pricing on select products in a very competitive marketplace. Considering Key’s current asset-sensitive position, net interest income should benefit from rising interest rates. Key manages interest rate risk with a long-term perspective. Although our rate risk guidelines currently call for a slightly asset-sensitive position, our bias is to be modestly liability-sensitive in the long run.
For purposes of simulation modeling, we estimate net interest income starting with current market interest rates, and assume that those rates will not change in future periods. Then we measure the amount of net interest income at risk by assuming a gradual 200 basis point increase or decrease in the Federal Funds target rate over the next twelve months. At the same time, we adjust other market interest rates, such as U.S. Treasury, LIBOR, and interest rate swap rates, but not as dramatically. These market interest rate assumptions form the basis for our “standard” risk assessment in a stressed period for interest rate changes. We also assess rate risk assuming that market interest rates move faster or slower, and that the magnitude of change results in “steeper” or “flatter” yield curves. (The yield curve depicts the relationship between the yield on a particular type of security and its term to maturity.)
In addition to modeling interest rates as described above, Key models the balance sheet in three distinct ways to forecast changes over different periods and under different conditions. Our initial simulation of net interest income assumes that the composition of the balance sheet will not change over the next year. In other words, current levels of loans, deposits, investments, and other related assets and liabilities are held constant, and loans, deposits and investments that are assumed to mature or prepay are replaced with like amounts. Interest rate swaps and investments used for A/LM purposes, and term debt used for liquidity management purposes are allowed to mature without replacement. In this simulation, we are simplistically capturing the effect of hypothetical changes in interest rates on future net interest income volatility. Additionally, growth in floating-rate loans and fixed-rate deposits, which naturally reduces the amount of net interest income at risk when interest rates are rising, is not captured in this simulation.

Another simulation, using Key’s “most likely balance sheet,” assumes that the balance sheet will grow at levels consistent with consensus economic forecasts. Investments used for A/LM purposes will be allowed to mature without replacement, and term debt used for liquidity management purposes will be incorporated to ensure a prudent level of liquidity. Forecasted loan, security, and deposit growth in the simulation model produces incremental risks, such as gap risk, option risk and basis risk, that may increase interest rate risk. To mitigate these risks, management makes assumptions about future on- and off-balance sheet management strategies. In this simulation, we are testing the sensitivity of net interest income to future balance sheet volume changes while simultaneously capturing the effect of hypothetical changes in interest rates on future net interest income volatility. As of March 31, 2006, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to increase by approximately .53% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Conversely, if short-term interest rates gradually decrease by 200 basis points over the next twelve months, net interest income would be expected to increase by approximately .65% over the next year.
The results of the above scenarios indicate that Key’s balance sheet is positioned to benefit if short-term interest rates were to increase or decrease over the next twelve months. This is because management assumes Key will be able to manage the rates paid for interest-bearing core deposits. We also assess rate risk assuming that unexpected competitive forces impact our flexibility to manage deposit rates. To mitigate the risk of a potentially adverse effect on earnings, we use interest rate swaps while maintaining the flexibility to lower rates on deposits, if necessary.
The results of the “most likely balance sheet” simulation form the basis for our “standard” risk assessment that is performed monthly and reported to Key’s risk governance committees in accordance with ALCO policy. There are a variety of factors that can influence the results of the simulation. Assumptions we make about loan and deposit growth strongly influence funding, liquidity, and interest rate sensitivity. Figure 26 (“Net Interest Income Volatility”) on page 40 of Key’s 2005 Annual Report to Shareholders illustrates the variability of the simulation results that can arise from changing certain major assumptions.
As of March 31, 2006, based on the results of a model in which we simulate the effect of a gradual 200 basis point increase in short-term interest rates only in the second year of a two-year time horizon, using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to decrease by approximately .10%. Conversely, if short-term interest rates gradually decrease by 200 basis points in the second year but remain unchanged in the first year, net interest income would be expected to increase by approximately 1.34% during the second year.
The results of the above second year scenarios reflect management’s intention to gradually reduce Key’s current asset-sensitive position to rising interest rates. Given the current expectations for future increases in short-term interest rates, we currently plan to add moderate amounts of receive fixed/pay variable interest rate swaps during 2006 in support of a gradual reduction in asset sensitivity.
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
The decision to use interest rate swaps rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 22 shows the maturity structure for all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 30.
Figure 22. Portfolio Swaps By Interest Rate Risk Management Strategy

	March 31, 2006					March 31, 2005
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable — conventional A/LMa	$4,100	$(22)	1.1	4.8%	4.8%	$3,400	$(5)
Receive fixed/pay variable — conventional debt	6,198	(53)	7.9	5.2	4.8	6,099	129
Receive fixed/pay variable — forward starting	500	(1)	1.9	5.2	4.9	—	—
Pay fixed/receive variable — conventional debt	946	(7)	5.3	3.8	4.2	1,052	(24)
Foreign currency — conventional debt	2,721	(85)	3.6	3.3	5.0	2,566	48
Basis swaps[b]	8,500	(1)	.7	4.7	4.7	9,800	(4)

Total portfolio swaps	$22,965	$(169)	3.3	4.6%	4.7%	$22,917	$144

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Key’s securities and term debt portfolios are also used to manage interest rate risk. Details regarding these portfolios can be found in the discussion of securities, which begins on page 53, and in Note 5 (“Securities”), which begins on page 15. Collateralized mortgage obligations, the majority of which have relatively short average lives, have been used in conjunction with swaps to manage our interest rate risk position.
Trading portfolio risk management
Key’s trading portfolio is described in Note 14.
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter. Key’s Financial Markets Committee has established VAR limits for our trading units. At March 31, 2006, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.

Key is operating within the above constraints. During the first quarter of 2006, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $2.1 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $3.9 million, $1.3 million and $5.3 million, respectively.
As noted in the discussion of investment banking and capital markets income on page 47, Key used interest rate swaps to manage the economic risk associated with its sale of the indirect automobile loan portfolio. Even though these derivatives were not subject to VAR trading limits, Key measured their exposure on a daily basis and the results are included in the VAR amounts indicated above for the first quarter of 2005. The daily average, minimum and maximum VAR exposures for these derivatives were $2.6 million, $.1 million and $3.6 million, respectively.
Credit risk management
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. It is inherent in the financial services industry and results from extending credit to clients, purchasing securities and entering into financial derivative contracts.
Credit policy, approval and evaluation. Key manages its credit risk exposure through a multi-faceted program. Independent committees approve both retail and commercial credit policies. Once approved, these policies are communicated throughout Key to ensure consistency in our approach to granting credit. For more information about Key’s credit policies, as well as related approval and evaluation processes, see the section entitled “Credit policy, approval and evaluation,” which begins on page 42 of Key’s 2005 Annual Report to Shareholders.
In addition to the processes described in the Annual Report, management uses credit derivatives to mitigate Key’s credit risk. One of the primary instruments used in this regard is credit default swaps. Through the purchase of these swaps, Key is able to transfer a portion of the credit risk associated with the underlying extension of credit to a third party. At March 31, 2006, credit default swaps with a notional amount of $406 million were used to manage the credit risk associated with specific commercial lending obligations. Key also provides credit protection through the sale of credit default swaps. These transactions generate fee income and can also be used to diversify overall exposure to credit loss. At March 31, 2006, the notional amount of credit default swaps sold by Key was $25 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the first quarter of 2006.
Allowance for loan losses. The allowance for loan losses at March 31, 2006, was $966 million, or 1.44% of loans. This compares with $966 million, or 1.45% of loans, at December 31, 2005, and $1.128 billion, or 1.76% of loans, at March 31, 2005. The allowance includes $8 million that was specifically allocated for impaired loans of $18 million at March 31, 2006, compared with $6 million that was allocated for impaired loans of $9 million at December 31, 2005, and $9 million that was allocated for impaired loans of $16 million a year ago. For more information about impaired loans, see Note 8 (“Nonperforming Assets and Past Due Loans”) on page 19. At March 31, 2006, the allowance for loan losses was 327.46% of nonperforming loans, compared with 348.74% at December 31, 2005, and 377.26% at March 31, 2005.
Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 59 of Key’s 2005 Annual Report to Shareholders. Briefly, management allocates an allowance to an impaired loan by applying an assumed rate of loss to the outstanding balance based on the credit rating assigned to the loan. If the outstanding balance is greater than $2.5 million, and the resulting allocation is deemed insufficient to cover the extent of the impairment, a specific allowance is assigned to the loan. Management estimates the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, including, if applicable, the fair value of any collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at March 31, 2006, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
The level of watch credits in the commercial portfolio has been progressively decreasing since the end of 2002. Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The commercial loan portfolios with the most significant decreases in watch credits over the past twelve months were middle market, healthcare and commercial real estate. These changes reflect the fluctuations that occur in loan portfolios from time to time.
As shown in Figure 23, the 2005 decrease in Key’s allowance for loan losses since March 31, 2005, was attributable to improving credit quality trends, as well as 2005 charge-offs of $135 million in the commercial passenger airline lease portfolio.
Figure 23. Allocation of the Allowance for Loan Losses

	March 31, 2006			December 31, 2005			March 31, 2005
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$528	54.7%	32.4%	$524	54.3%	31.0%	$553	49.0%	30.1%
Real estate — commercial mortgage	38	3.9	12.2	38	3.9	12.6	42	3.7	12.9
Real estate — construction	128	13.2	11.2	136	14.1	10.7	143	12.7	9.1
Commercial lease financing	141	14.6	14.4	123	12.7	15.5	219	19.4	15.7

Total commercial loans	835	86.4	70.2	821	85.0	69.8	957	84.8	67.8
Real estate — residential mortgage	10	1.0	2.1	9	.9	2.2	9	.8	2.3
Home equity	53	5.5	20.1	62	6.4	20.3	64	5.7	21.8
Consumer — direct	37	3.9	2.5	40	4.2	2.7	44	3.9	2.9
Consumer — indirect	31	3.2	5.1	34	3.5	5.0	54	4.8	5.2

Total consumer loans	131	13.6	29.8	145	15.0	30.2	171	15.2	32.2

Total	$966	100.0%	100.0%	$966	100.0%	100.0%	$1,128	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the first quarter of 2006 totaled $39 million, or ..23% of average loans. These results compare with net charge-offs of $54 million, or .34% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 24. The decrease in net charge-offs from the year-ago quarter occurred primarily in various segments of the commercial, financial and agricultural loan portfolio, and in the indirect consumer loan portfolio.

Figure 24. Summary of Loan Loss Experience

	Three months ended March 31,
dollars in millions	2006	2005

Average loans outstanding during the period	$66,682	$63,778

Allowance for loan losses at beginning of period	$966	$1,138
Loans charged off:
Commercial, financial and agricultural	24	25

Real estate — commercial mortgage	3	3
Real estate — construction	2	5

Total commercial real estate loans[a]	5	8
Commercial lease financing	6	12

Total commercial loans	35	45
Real estate — residential mortgage	1	2
Home equity	8	6
Consumer — direct	10	8
Consumer — indirect	11	17

Total consumer loans	30	33

	65	78
Recoveries:
Commercial, financial and agricultural	12	5
Real estate — commercial mortgage	1	1
Commercial lease financing	5	10

Total commercial loans	18	16
Home equity	2	1
Consumer — direct	2	2
Consumer — indirect	4	5

Total consumer loans	8	8

	26	24

Net loans charged off	(39)	(54)
Provision for loan losses	39	44

Allowance for loan losses at end of period	$966	$1,128

Net loan charge-offs to average loans	.23%	.34%
Allowance for loan losses to period-end loans	1.44	1.76
Allowance for loan losses to nonperforming loans	327.46	377.26

(a)	See Figure 13 on page 51 and the accompanying discussion on page 50 for more information related to Key’s commercial real estate portfolio.
Key also has a separate allowance for probable credit losses inherent in lending-related commitments. This allowance is included in “accrued expense and other liabilities” on the balance sheet and totaled $59 million at March 31, 2006, and December 31, 2005, compared with $55 million at March 31, 2005. Key establishes the amount of this allowance by analyzing its lending-related commitments quarterly, or more often if deemed necessary.

Nonperforming assets. Figure 25 shows the composition of Key’s nonperforming assets. These assets totaled $320 million at March 31, 2006, and represented .48% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared with $307 million, or .46%, at December 31, 2005, and $371 million, or .58%, at March 31, 2005. As shown in Figure 25, over the last twelve months nonperforming loans in the commercial lease financing portfolio decreased by $46 million due in part to the charge-off of several credits within the commercial passenger airline portfolio recorded last year. This reduction was substantially offset by higher levels of nonperforming loans in the commercial, financial and agricultural, and home equity loan portfolios.
At March 31, 2006, our 20 largest nonperforming loans totaled $83 million, representing 28% of total loans on nonperforming status.
The level of Key’s delinquent loans rose during the first quarter of 2006, but the level of these loans has been trending downward over the past several years due largely to strategic changes, such as reductions in credit-only client relationships, in the composition of Key’s loan portfolio. Over the course of a normal business cycle, there will be fluctuations in the level of Key’s delinquent loans.
Figure 25. Summary of Nonperforming Assets and Past Due Loans

	March 31,	December 31,	September 30,	June 30,	March 31,
dollars in millions	2006	2005	2005	2005	2005

Commercial, financial and agricultural	$68	$63	$50	$58	$46

Real estate — commercial mortgage	42	43	33	36	41
Real estate — construction	4	2	3	3	5

Total commercial real estate loans[a]	46	45	36	39	46
Commercial lease financing	29	39	151	73	75

Total commercial loans	143	147	237	170	167
Real estate — residential mortgage	43	41	40	38	43
Home equity	97	79	75	74	76
Consumer — direct	6	2	3	4	3
Consumer — indirect	6	8	5	6	10

Total consumer loans	152	130	123	122	132

Total nonperforming loans	295	277	360	292	299

Nonperforming loans held for sale	2	3	2	1	6

OREO	21	25	29	33	58
Allowance for OREO losses	(1)	(2)	(3)	(2)	(4)

OREO, net of allowance	20	23	26	31	54
Other nonperforming assets [b]	3	4	5	14	12

Total nonperforming assets	$320	$307	$393	$338	$371

Accruing loans past due 90 days or more	$107	$90	$94	$74	$79
Accruing loans past due 30 through 89 days	498	491	550	475	495

Nonperforming loans to period-end loans	.44%	.42%	.55%	.45%	.47%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.48	.46	.60	.52	.58

(a)	See Figure 13 on page 51 and the accompanying discussion on page 50 for more information related to Key’s commercial real estate portfolio.

(b)	Primarily collateralized mortgage-backed securities.
Credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 26. The types of activity that caused the change in Key’s nonperforming loans during each of the last two quarters are summarized in Figure 27.

Figure 26. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
March 31, 2006	Total	Loans		% of Loans
dollars in millions	Commitments [a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,330	$3,303	$26	.8%
Services	9,709	3,098	6	.2
Retail trade	6,567	4,123	3	.1
Financial services	5,084	2,309	—	—
Public utilities	3,679	487	—	—
Property management	3,617	1,547	1	.1
Wholesale trade	3,092	1,306	9	.7
Insurance	2,268	98	—	—
Building contractors	2,155	934	4	.4
Communications	1,479	857	3	.4
Public administration	1,009	424	8	1.9
Transportation	1,184	475	—	—
Agriculture/forestry/fishing	901	524	3	.6
Mining	771	199	—	—
Individuals	69	44	—	—
Other	2,476	1,953	5	.3

Total	$54,390	$21,681	$68	.3%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 27. Summary of Changes in Nonperforming Loans

	2006	2005
in millions	First	Fourth

Balance at beginning of period	$277	$360
Loans placed on nonaccrual status	100	142
Charge-offs	(65)	(187)
Loans sold	(2)	(2)
Payments	(15)	(27)
Loans returned to accrual status	—	(9)

Balance at end of period	$295	$277

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

Key’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct (but hypothetical) event would be a downgrade in Key’s public credit rating by a rating agency due to deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of indirect (but hypothetical) events unrelated to Key that could have an effect on Key’s access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about Key or the banking industry in general may adversely affect the cost and availability of normal funding sources.
In accordance with A/LM policy, Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on liquidity over various time periods. These debt ratings, which are presented in Figure 28 on page 69, have a direct impact on our cost of funds and our ability to raise funds under normal as well as adverse conditions. The results of our stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to our access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how we would manage fluctuations on the balance sheet. Several alternatives for enhancing Key’s liquidity are actively managed on a regular basis. These include emphasizing client deposit generation, securitization market alternatives, loan sales, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Key also measures its capacity to borrow using various debt instruments and funding markets. Moreover, Key will, on occasion, guarantee a subsidiary’s obligations in transactions with third parties. Management closely monitors the extension of such guarantees to ensure that Key will retain ample liquidity in the event it must step in to provide financial support.
Key also maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at March 31, 2006.
Key monitors its funding sources and measures its capacity to obtain funds in a variety of wholesale funding markets. This is done with the objective of maintaining an appropriate mix of funds considering both cost and availability. We use several tools as described on page 47 of Key’s 2005 Annual Report to Shareholders to actively manage and maintain sufficient liquidity on an ongoing basis.
In addition to cash flows from operations, Key’s cash flows come from both investing and financing activities. Since December 31, 2004, the primary sources of cash from investing activities have been the prepayments and maturities of securities available for sale. Investing activities that have required the greatest use of cash include lending and purchases of new securities.
Since December 31, 2004, the primary sources of cash from financing activities have been the growth in deposits, the issuance of long-term debt and, during 2005, the use of short-term borrowings. Significant outlays of cash since December 31, 2004, have been made to repay debt issued in prior periods. During the first quarter of 2006, cash outlays were also made to reduce the level of short-term borrowings.
The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the three-month periods ended March 31, 2006 and 2005.

Liquidity for KeyCorp (the “parent company”)
The parent company has sufficient liquidity when it can service its debt, support customary corporate operations and activities (including acquisitions), at a reasonable cost, in a timely manner and without adverse consequences, and pay dividends to shareholders.
A primary tool used by management to assess our parent company liquidity is our net short-term cash position, which measures the ability to fund debt maturing in twelve months or less with existing liquid assets. Another key measure of parent company liquidity is the “liquidity gap,” which represents the difference between projected liquid assets and anticipated financial obligations over specified time horizons. We generally rely upon the issuance of term debt to manage the liquidity gap within targeted ranges assigned to various time periods.
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
During the first three months of 2006, KBNA paid the parent a total of $230 million in dividends, and nonbank subsidiaries did not pay any dividends. As of the close of business on March 31, 2006, KBNA had an additional $319 million available to pay dividends to the parent company without prior regulatory approval and without affecting its status as “well-capitalized” under the FDIC-defined capital categories. The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At March 31, 2006, the parent company held $1.6 billion in short-term investments, which we projected to be sufficient to meet our debt repayment obligations over a period of approximately fourteen months.
Additional sources of liquidity
Management has implemented several programs that enable the parent company and KBNA to raise funding in the public and private markets when necessary. The proceeds from most of these programs can be used for general corporate purposes, including acquisitions. Each of the programs is replaced or renewed as needed. There are no restrictive financial covenants in any of these programs.
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first quarter of 2006, there were $500 million of notes issued under this program. These notes have original maturities in excess of one year and are included in “long-term debt.” At March 31, 2006, $13.9 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and foreign currencies. During the first three months of 2006, there were $26 million of notes issued under this program. At March 31, 2006, $6.7 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. During the first three months of 2006, there were no notes issued under this program. At March 31, 2006, unused capacity under this registration statement totaled $1.1 billion.

Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of March 31, 2006, there were no borrowings outstanding under this program.
KBNA has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of March 31, 2006, borrowings outstanding under this commercial paper program totaled C$718 million in Canadian currency and $95 million in U.S. currency (equivalent to C$112 million in Canadian currency).
Key’s debt ratings are shown in Figure 28. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 28. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
March 31, 2006	Borrowings	Debt	Debt	Securities

KeyCorp (the parent company)

Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA

Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)

Dominion Bond Rating Service[a]	R-1 (middle)	N/A	N/A	N/A

(a) Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
N/A=Not Applicable
Operational risk management
Key, like all businesses, is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Resulting losses could take the form of explicit charges, increased operational costs, harm to Key’s reputation or forgone opportunities. Key seeks to mitigate operational risk through a system of internal controls. For more information on Key’s efforts to monitor and manage its operational risk, see pages 48 and 49 of Key’s 2005 Annual Report to Shareholders.
Regulatory agreements. On October 17, 2005, KeyCorp entered into a memorandum of understanding with the Federal Reserve Bank of Cleveland (“FRBC”), and KBNA entered into a consent order with the Comptroller of the Currency (“OCC”), concerning compliance-related matters, particularly arising under the Bank Secrecy Act. Management does not expect these actions to have a material effect on Key’s operating results; neither the OCC nor the FRBC imposed a fine or civil money penalty in the matter. As part of the consent order and memorandum of understanding, Key has agreed to continue to strengthen its anti-money laundering and other compliance controls. We believe we have made significant progress in this regard and continue to work on making the necessary improvements. Specifically, we have continued to enhance related training for our employees, upgrade our client due diligence procedures and install advanced technologies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 58 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 26 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in the Capital section under the heading “Changes in common shares outstanding” on page 55 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
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

KEYCORP (Registrant)
Date: May 8, 2006	/s/ Robert L. Morris
	By:	Robert L. Morris
Executive Vice President and Chief Accounting Officer