Form 10-Q
period 2006-06-30
KEYCORP /NEW/
filed 2006-08-09
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	403,298,128 Shares

(Title of class)	(Outstanding at July 31, 2006)

KEYCORP

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
dollars in millions	2006	2005	2005
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,814	$3,108	$2,968
Short-term investments	1,577	1,592	1,845
Securities available for sale	7,140	7,269	7,271
Investment securities (fair value: $45, $92 and $61)	44	91	59
Other investments	1,379	1,332	1,409
Loans, net of unearned income of $2,078, $2,153 and $2,155	67,408	66,478	64,690
Less: Allowance for loan losses	956	966	1,100

Net loans	66,452	65,512	63,590
Loans held for sale	4,189	3,381	3,274
Premises and equipment	557	575	576
Goodwill	1,372	1,355	1,342
Other intangible assets	132	125	101
Corporate-owned life insurance	2,732	2,690	2,639
Derivative assets	1,016	1,039	1,448
Accrued income and other assets	5,390	5,057	4,493

Total assets	$94,794	$93,126	$91,015

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$25,291	$24,241	$22,071
Savings deposits	1,751	1,840	2,022
Certificates of deposit ($100,000 or more)	5,224	5,156	5,094
Other time deposits	11,542	11,170	10,794

Total interest-bearing	43,808	42,407	39,981
Noninterest-bearing	13,268	13,335	12,158
Deposits in foreign office — interest-bearing	3,762	3,023	5,924

Total deposits	60,838	58,765	58,063
Federal funds purchased and securities sold under repurchase agreements	3,654	4,835	2,824
Bank notes and other short-term borrowings	2,360	1,780	3,315
Derivative liabilities	1,156	1,060	1,241
Accrued expense and other liabilities	4,999	5,149	4,632
Long-term debt	14,050	13,939	13,588

Total liabilities	87,057	85,528	83,663

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,577	1,534	1,504
Retained earnings	8,199	7,882	7,574
Treasury stock, at cost (89,217,117, 85,265,173 and 83,657,893 shares)	(2,411)	(2,204)	(2,132)
Accumulated other comprehensive loss	(120)	(106)	(86)

Total shareholders’ equity	7,737	7,598	7,352

Total liabilities and shareholders’ equity	$94,794	$93,126	$91,015

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2006	2005	2006	2005

INTEREST INCOME
Loans	$1,190	$946	$2,304	$1,831
Loans held for sale	73	53	141	134
Investment securities	1	1	1	2
Securities available for sale	84	80	167	160
Short-term investments	16	12	38	22
Other investments	17	24	42	32

Total interest income	1,381	1,116	2,693	2,181

INTEREST EXPENSE
Deposits	392	238	735	444
Federal funds purchased and securities sold under repurchase agreements	34	25	68	50
Bank notes and other short-term borrowings	27	19	51	36
Long-term debt	198	141	381	272

Total interest expense	651	423	1,235	802

NET INTEREST INCOME	730	693	1,458	1,379
Provision for loan losses	24	20	63	64

Net interest income after provision for loan losses	706	673	1,395	1,315

NONINTEREST INCOME
Trust and investment services income	139	135	274	273
Service charges on deposit accounts	77	76	149	146
Investment banking and capital markets income	59	51	119	106
Operating lease income	56	48	108	94
Letter of credit and loan fees	45	47	85	87
Corporate-owned life insurance income	26	24	51	52
Electronic banking fees	27	24	51	46
Net gains from loan securitizations and sales	10	10	20	29
Net securities gains (losses)	4	1	5	(5)
Other income	104	70	166	158

Total noninterest income	547	486	1,028	986

NONINTEREST EXPENSE
Personnel	431	386	836	776
Net occupancy	61	55	124	146
Computer processing	49	50	105	101
Operating lease expense	45	40	86	78
Professional fees	40	30	73	58
Marketing	28	34	46	59
Equipment	26	28	52	56
Other expense	136	130	264	248

Total noninterest expense	816	753	1,586	1,522

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	437	406	837	779
Income taxes	129	115	245	224

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	308	291	592	555
Cumulative effect of accounting change, net of tax (see Note 1)	—	—	5	—

NET INCOME	$308	$291	$597	$555

Per common share:
Income before cumulative effect of accounting change	$.76	$.71	$1.46	$1.36
Net income	.76	.71	1.47	1.36
Income before cumulative effect of accounting change — assuming dilution	.75	.70	1.44	1.34
Net income — assuming dilution	.75	.70	1.45	1.34
Cash dividends declared	.345	.325	.69	.65
Weighted-average common shares outstanding (000)	404,528	408,754	405,949	408,510
Weighted-average common shares and potential common shares outstanding (000)	410,559	414,309	411,842	414,037

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Oustanding (000)	Shares	Surplus	Earnings	at Cost	Loss	Income
BALANCE AT DECEMBER 31, 2004	407,570	$492	$1,491	$7,284	$(2,128)	$(22)
Net income				555			$555
Other comprehensive losses:
Net unrealized losses on securities available for sale, net of income taxes of ($8)[a]						(16)	(16)
Net unrealized losses on derivative financial instruments, net of income taxes of ($8)						(14)	(14)
Foreign currency translation adjustments						(33)	(33)
Minimum pension liability adjustment, net of income taxes of ($1)						(1)	(1)

Total comprehensive income							$491

Deferred compensation			26
Cash dividends declared on common shares ($.65 per share)				(265)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	3,161		(13)		80
Repurchase of common shares	(2,500)				(84)

BALANCE AT JUNE 30, 2005	408,231	$492	$1,504	$7,574	$(2,132)	$(86)

BALANCE AT DECEMBER 31, 2005	406,624	$492	$1,534	$7,882	$(2,204)	$(106)
Net income				597			$597
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($33)[a]						(55)	(55)
Net unrealized gains on derivative financial instruments, net of income taxes of $5						9	9
Net unrealized losses on common investment funds held in employee welfare benefits trust, net of income taxes						(1)	(1)
Foreign currency translation adjustments						33	33

Total comprehensive income							$583

Deferred compensation			19
Cash dividends declared on common shares ($.69 per share)				(280)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	6,048		24		158
Repurchase of common shares	(10,000)				(365)

BALANCE AT JUNE 30, 2006	402,672	$492	$1,577	$8,199	$(2,411)	$(120)

(a)	Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flow (Unaudited)

	Six months ended June 30,
in millions	2006	2005

OPERATING ACTIVITIES
Net income	$597	$555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	63	64
Depreciation and amortization expense	192	174
Net securities (gains) losses	(5)	5
Net gains from principal investing	(20)	(11)
Net gains from loan securitizations and sales	(20)	(29)
Deferred income taxes	(195)	48
Net (increase) decrease in loans held for sale	(808)	1,079
Net decrease in trading account assets	47	114
Other operating activities, net	(261)	(413)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(410)	1,586
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	(34)	(7)
Net increase in other short-term investments	(32)	(487)
Purchases of securities available for sale	(1,760)	(1,466)
Proceeds from sales of securities available for sale	71	57
Proceeds from prepayments and maturities of securities available for sale	1,735	1,547
Purchases of investment securities	(2)	—
Proceeds from prepayments and maturities of investment securities	49	12
Purchases of other investments	(269)	(209)
Proceeds from sales of other investments	103	168
Proceeds from prepayments and maturities of other investments	147	43
Net increase in loans, excluding acquisitions, sales and divestitures	(1,238)	(3,478)
Purchases of loans	(60)	(11)
Proceeds from loan securitizations and sales	229	2,061
Purchases of premises and equipment	(32)	(27)
Proceeds from sales of premises and equipment	2	7
Proceeds from sales of other real estate owned	15	47

NET CASH USED IN INVESTING ACTIVITIES	(1,076)	(1,743)
FINANCING ACTIVITIES
Net increase in deposits	2,084	227
Net increase (decrease) in short-term borrowings	(601)	1,479
Net proceeds from issuance of long-term debt	1,345	1,752
Payments on long-term debt	(1,148)	(2,495)
Purchases of treasury shares	(365)	(84)
Net proceeds from issuance of common stock	138	57
Tax benefits in excess of recognized compensation cost for stock-based awards	19	—
Cash dividends paid	(280)	(265)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,192	671

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(294)	514
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	3,108	2,454

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,814	$2,968

Additional disclosures relative to cash flow:
Interest paid	$1,283	$765
Income taxes paid	311	193
Noncash items:
Loans transferred to other real estate owned	$19	$32

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
Key consolidates any voting rights entity in which it has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” a variable interest entity (“VIE”) is consolidated if Key has a variable interest in the entity and is exposed to the majority of its expected losses and/or residual returns (i.e., Key is considered to be the primary beneficiary). Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.
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
Effective January 1, 2006, Key adopted SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires stock-based compensation to be measured using the fair value method of accounting and for the measured cost to be recognized over the period during which the recipient is required to provide service in exchange for the award. As of the effective date, Key did not have any nonvested awards outstanding that had not been previously accounted for using the fair value method. Consequently, the adoption of SFAS No. 123R did not have a significant impact on Key’s financial condition or results of operations. The adoption of the new accounting standard did, however, result in a cumulative after-tax adjustment as discussed below.
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
Accounting Pronouncements Adopted in 2006
Consolidation of limited partnerships. In June 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 was initially effective for all limited partnerships created or modified after June 29, 2005, and became effective for all other limited partnerships on January 1, 2006. Adoption of this guidance did not have a material effect on Key’s financial condition or results of operations.
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

Stock-based compensation. As discussed under the heading “Stock-Based Compensation” on page 7, effective January 1, 2006, Key adopted SFAS No. 123R, which replaced SFAS No. 123. This new accounting standard changes the way in which stock-based compensation must be measured and recognized in the financial statements, and the manner in which forfeited stock-based awards must be accounted for. It also requires additional disclosures pertaining to stock-based compensation plans. The required disclosures for Key are presented under the heading referred to above and in Note 10 (“Stock-Based Compensation”), which begins on page 22.
Accounting Pronouncements Pending Adoption
Accounting for uncertain tax positions. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet before any associated benefit may be recognized in a company’s financial statements. This interpretation also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures. The interpretation will be effective at the beginning of the fiscal year beginning after December 15, 2006 (effective January 1, 2007, for Key). Management is currently evaluating the potential effect this guidance may have on Key’s financial condition or results of operations. Additional information relating to this interpretation is included in Note 12 (“Income Taxes”), which begins on page 26.
Accounting for leveraged leases. In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance will affect when earnings from leveraged lease transactions would be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. This guidance will be effective at the beginning of the fiscal year beginning after December 15, 2006 (effective January 1, 2007, for Key). Management is currently evaluating the potential effect this guidance may have on Key’s financial condition or results of operations. Additional information relating to this guidance is included in Note 12 (“Income Taxes”), which begins on page 26.
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

2. Earnings Per Common Share
Key calculates its basic and diluted earnings per common share as follows:

	Three months ended June 30,		Six months ended June 30,
dollars in millions, except per share amounts	2006	2005	2006	2005

EARNINGS
Income before cumulative effect of accounting change	$308	$291	$592	$555
Net income	308	291	597	555

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	404,528	408,754	405,949	408,510
Effect of dilutive common stock options and other stock awards (000)	6,031	5,555	5,893	5,527

Weighted-average common shares and potential common shares outstanding (000)	410,559	414,309	411,842	414,037

EARNINGS PER COMMON SHARE
Income per common share before cumulative effect of accounting change	$.76	$.71	$1.46	$1.36
Net income per common share	.76	.71	1.47	1.36
Income per common share before cumulative effect of accounting change — assuming dilution	.75	.70	1.44	1.34
Net income per common share — assuming dilution	.75	.70	1.45	1.34

3. Acquisitions and Divestiture
Key completed the following acquisitions during 2005 and the first six months of 2006. In the case of each acquisition, the terms of the transaction were not material.
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
Subsequent Event
On August 1, 2006, Key announced that it is considering the sale of its Champion Mortgage finance business. Key has hired UBS Investment Bank to assist the Board of Directors and management with the possible sale of this business. There can be no assurance that any agreements will be executed or that any transactions will be approved or consummated.

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
The table that spans pages 13 and 14 shows selected financial data for each major business group for the three- and six-month periods ended June 30, 2006 and 2005. This table is accompanied by supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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
Developing and applying the methodologies that management uses to allocate items among Key’s lines of business is a dynamic process. Accordingly, financial results may be revised periodically to reflect accounting enhancements, changes in the risk profile of a particular business or changes in Key’s organizational structure. The financial data reported for all periods presented in the line of business tables reflect a number of changes that occurred during the first six months of 2006:
♦	Effective January 1, 2006, Key reorganized and renamed its major business groups and some of its lines of business. The Community Banking group now includes Key businesses which operate primarily within our KeyCenter (branch) network. This group’s activities are conducted through two primary lines of business: Regional Banking (including McDonald Financial Group) and Commercial Banking. Key’s other major business group, National Banking, includes those corporate and consumer business units that operate both within and outside of the branch network to serve customers across the country and internationally through four primary lines of business: Real Estate Capital, Equipment Finance, Institutional and Capital Markets, and Consumer Finance.

Three months ended June 30,	Community Banking		National Banking		Other Segments
dollars in millions	2006	2005	2006	2005	2006	2005

SUMMARY OF OPERATIONS
Net interest income (TE)	$436	$420	$372	$346	$(28)	$(19)
Noninterest income	226	225	259	239	51	28

Total revenue (TE)[a]	662	645	631	585	23	9
Provision for loan losses	19	18	5	2	—	—
Depreciation and amortization expense	36	35	62	53	—	—
Other noninterest expense	439	403	284	274	7	8

Income (loss) before income taxes (TE)	168	189	280	256	16	1
Allocated income taxes and TE adjustments	63	71	105	96	(4)	(9)

Income before cummulative effect of accounting change	105	118	175	160	20	10
Cummulative effect of accounting change	—	—	—	—	—	—

Net income	$105	$118	$175	$160	$20	$10

Percent of consolidated net income	34%	41%	57%	55%	6%	3%
Percent of total segments net income	35	41	58	56	7	3

AVERAGE BALANCES
Loans and leases	$26,804	$27,038	$40,201	$36,842	$301	$407
Total assets[a]	29,758	29,902	50,470	46,101	11,396	11,622
Deposits	46,683	43,719	10,638	7,535	3,140	5,121

OTHER FINANCIAL DATA
Net loan charge-offs	$24	$25	$10	$23	—	—
Return on average allocated equity	19.23%	21.83%	18.31%	17.61%	N/M	N/M
Average full-time equivalent employees	9,015	8,698	4,466	4,502	39	40

Six months ended June 30,	Community Banking		National Banking		Other Segments
dollars in millions	2006	2005	2006	2005	2006	2005

SUMMARY OF OPERATIONS
Net interest income (TE)	$866	$831	$750	$705	$(57)	$(55)
Noninterest income	439	437	506	471	74	77

Total revenue (TE)[a]	1,305	1,268	1,256	1,176	17	22
Provision for loan losses	47	47	16	17	—	—
Depreciation and amortization expense	73	69	119	105	—	—
Other noninterest expense	842	800	561	521	15	17

Income (loss) before income taxes (TE)	343	352	560	533	2	5
Allocated income taxes and TE adjustments	129	132	210	200	(19)	(19)

Income (loss) before cummulative effect of accounting change	214	220	350	333	21	24
Cummulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$214	$220	$350	$333	$21	$24

Percent of consolidated net income	36%	40%	59%	60%	3%	4%
Percent of total segments net income	37	38	60	58	3	4

AVERAGE BALANCES
Loans and leases	$26,772	$26,917	$39,870	$36,646	$312	$422
Total assets[a]	29,707	29,805	50,046	46,578	11,433	11,802
Deposits	46,262	43,453	10,302	7,099	3,268	5,510

OTHER FINANCIAL DATA
Net loan charge-offs	$52	$58	$21	$44	—	—
Return on average allocated equity	19.71%	20.46%	18.42%	18.16%	N/M	N/M
Average full-time equivalent employees	8,944	8,762	4,461	4,546	39	39

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.

(b)	“Other noninterest expense” includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.

TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Total Segments		Reconciling Items		Key
2006	2005	2006	2005	2006	2005

$780	$747	$(28)	$(24)	$752	$723
536	492	11	(6)	547	486

1,316	1,239	(17)	(30)	1,299	1,209
24	20	—	—	24	20
98	88	—	—	98	88
730	685	(12)	(20)	718	665

464	446	(5)	(10)	459	436

164	158	(13)	(13)	151	145

300	288	8	3	308	291

—	—	—	—	—	—

$300	$288	$8	$3	$308	$291

97%	99%	3%	1%	100%	100%
100	100	N/A	N/A	N/A	N/A

$67,306	$64,287	$136	$204	$67,442	$64,491
91,624	87,625	2,237	2,290	93,861	89,915
60,461	56,375	(68)	(239)	60,393	56,136

$34	$48	—	—	$34	$48
18.63%	18.51%	N/M	N/M	16.11%	16.15%

13,520	13,240	6,411	6,189	19,931	19,429

Total Segments		Reconciling Items		Key
2006	2005	2006	2005	2006	2005

$1,559	$1,481	$(51)	$(44)	$1,508	$1,437
1,019	985	9	1	1,028	986

2,578	2,466	(42)	(43)	2,536	2,423
63	64	—	—	63	64
192	174	—	—	192	174
1,418	1,338	(24)	10 [b]	1,394	1,348

905	890	(18)	(53)	887	837

320	313	(25)	(31)	295	282

585	577	7	(22)	592	555

—	—	5	—	5	—

$585	$577	$12	$(22)	$597	$555

98%	104%	2%	(4)%	100%	100%
100	100	N/A	N/A	N/A	N/A

$66,954	$63,985	$110	$151	$67,064	$64,136
91,186	88,185	2,204	2,249	93,390	90,434
59,832	56,062	(125)	(215)	59,707	55,847

$73	$102	—	—	$73	$102
18.29%	18.49%	N/M	N/M	15.80%	15.63%

13,444	13,347	6,369	6,187	19,813	19,534

Supplementary information (Community Banking lines of business)

Three months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2006	2005	2006	2005

Total revenue (taxable equivalent)	$563	$546	$99	$99
Provision for loan losses	14	19	5	(1)
Noninterest expense	423	388	52	50
Net income	79	87	26	31
Average loans and leases	18,771	19,114	8,033	7,924
Average deposits	43,091	40,421	3,592	3,298
Net loan charge-offs	21	21	3	4
Return on average allocated equity	21.37%	23.64%	14.75%	17.97%
Average full-time equivalent employees	8,642	8,316	373	382

Six months ended June 30,	Regional Banking		Commercial Banking
dollars in millions	2006	2005	2006	2005

Total revenue (taxable equivalent)	$1,110	$1,081	$195	$187
Provision for loan losses	41	52	6	(5)
Noninterest expense	813	777	102	92
Net income	160	158	54	62
Average loans and leases	18,774	19,208	7,998	7,709
Average deposits	42,659	40,202	3,603	3,251
Net loan charge-offs	42	47	10	11
Return on average allocated equity	21.73%	21.54%	15.47%	18.15%
Average full-time equivalent employees	8,581	8,366	363	396

Supplementary information (National Banking lines of business)

Three months ended June 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005

Total revenue (taxable equivalent)	$174	$138	$136	$127	$187	$168	$134	$152
Provision for loan losses	3	(5)	8	7	(13)	1	7	(1)
Noninterest expense	71	55	80	75	110	97	85	100
Net income	62	55	30	28	57	44	26	33
Average loans and leases	12,719	10,596	9,871	8,892	7,589	7,824	10,022	9,530
Average deposits	3,467	1,728	14	11	6,441	5,152	716	644
Net loan charge-offs (recoveries)	2	3	3	2	(1)	7	6	11
Return on average allocated equity	22.84%	23.32%	14.73%	14.82%	21.82%	16.79%	11.86%	14.87%
Average full-time equivalent employees	955	774	915	963	1,253	1,213	1,343	1,552

Six months ended June 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005

Total revenue (taxable equivalent)	$328	$241	$259	$253	$394	$346	$275	$336
Provision for loan losses	4	(3)	16	2	(12)	—	8	18
Noninterest expense	131	101	150	147	236	190	163	188
Net income	120	89	58	65	107	98	65	81
Average loans and leases	12,594	10,197	9,721	8,921	7,706	8,024	9,849	9,504
Average deposits	3,341	1,622	14	11	6,238	4,851	709	615
Net loan charge-offs (recoveries)	4	6	6	3	(5)	10	16	25
Return on average allocated equity	22.36%	18.91%	14.40%	17.34%	20.39%	18.57%	14.90%	17.60%
Average full-time equivalent employees	968	766	925	990	1,244	1,204	1,324	1,586

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment or other investments.
Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. Trading account securities are reported at fair value ($803 million at June 30, 2006, $850 million at December 31, 2005, and $749 million at June 30, 2005) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments. These securities include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($846 million at June 30, 2006, $800 million at December 31, 2005, and $814 million at June 30, 2005). Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “other income” on the income statement.
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

	June 30, 2006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$24	—	—	$24
States and political subdivisions	17	—	—	17
Collateralized mortgage obligations	6,772	$3	$217	6,558
Other mortgage-backed securities	202	2	6	198
Retained interests in securitizations	122	45	—	167
Other securities	170	6	—	176

Total securities available for sale	$7,307	$56	$223	$7,140

INVESTMENT SECURITIES
States and political subdivisions	$29	$1	—	$30
Other securities	15	—	—	15

Total investment securities	$44	$1	—	$45

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$267	$1	—	$268
States and political subdivisions	17	1	—	18
Collateralized mortgage obligations	6,455	2	$159	6,298
Other mortgage-backed securities	233	5	4	234
Retained interests in securitizations	115	67	—	182
Other securities	261	8	—	269

Total securities available for sale	$7,348	$84	$163	$7,269

INVESTMENT SECURITIES
States and political subdivisions	$35	$1	—	$36
Other securities	56	—	—	56

Total investment securities	$91	$1	—	$92

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$270	—	—	$270
States and political subdivisions	19	$1	—	20
Collateralized mortgage obligations	6,498	3	$103	6,398
Other mortgage-backed securities	274	7	2	279
Retained interests in securitizations	97	80	—	177
Other securities	121	6	—	127

Total securities available for sale	$7,279	$97	$105	$7,271

INVESTMENT SECURITIES
States and political subdivisions	$46	$2	—	$48
Other securities	13	—	—	13

Total investment securities	$59	$2	—	$61

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2006	2005	2005

Commercial, financial and agricultural[a]	$21,598	$20,579	$19,331
Commercial real estate:
Commercial mortgage	7,994	8,360	8,507
Construction	7,767	7,109	6,236

Total commercial real estate loans	15,761	15,469	14,743
Commercial lease financing[a]	9,909	10,352	10,113

Total commercial loans	47,268	46,400	44,187
Real estate — residential mortgage	1,418	1,458	1,466
Home equity	13,509	13,488	13,921
Consumer — direct	1,670	1,794	1,793
Consumer — indirect:
Marine	2,920	2,715	2,665
Other	623	623	658

Total consumer — indirect loans	3,543	3,338	3,323

Total consumer loans	20,140	20,078	20,503

Total loans	$67,408	$66,478	$64,690

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders.
(a)	At March 31, 2006, Key reclassified $792 million of loans from the commercial lease financing component of the commercial loan portfolio to the commercial, financial and agricultural component to more accurately reflect the nature of these receivables. Balances presented for prior periods were not reclassified as the historical data was not available.
Key’s loans held for sale by category are summarized as follows:

	June 30,	December 31,	June 30,
in millions	2006	2005	2005

Commercial, financial and agricultural	$45	$85	—
Real estate — commercial mortgage	1,133	525	$519
Real estate — residential mortgage	27	11	23
Real estate — construction	36	51	—
Home equity	1	—	1
Education	2,929	2,687	2,586
Automobile	18	22	145

Total loans held for sale	$4,189	$3,381	$3,274

Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2006	2005	2006	2005

Balance at beginning of period	$966	$1,128	$966	$1,138
Charge-offs	(59)	(75)	(124)	(153)
Recoveries	25	27	51	51

Net loans charged off	(34)	(48)	(73)	(102)
Provision for loan losses	24	20	63	64

Balance at end of period	$956	$1,100	$956	$1,100

Changes in the allowance for credit losses on lending-related commitments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
in millions	2006	2005	2006	2005

Balance at beginning of period	$59	$55	$59	$66
Provision (credit) for losses on lending-related commitments	—	2	—	(9)

Balance at end of period [a]	$59	$57	$59	$57

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

June 30, 2006
Commercial paper conduit	$314	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	362	$190	—
LIHTC investments	N/A	762	$224

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these noncontrolling interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At June 30, 2006, the settlement value of these noncontrolling interests was estimated to be between $398 million and $474 million, while the recorded value, including reserves, totaled $352 million.
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
8. Nonperforming Assets and Past Due Loans
Impaired loans totaled $120 million at June 30, 2006, compared to $105 million at December 31, 2005, and $88 million at June 30, 2005. Impaired loans averaged $121 million for the second quarter of 2006 and $99 million for the second quarter of 2005.
Key’s nonperforming assets and past due loans were as follows:

	June 30,	December 31,	June 30,
in millions	2006	2005	2005

Impaired loans	$120	$105	$88
Other nonaccrual loans	159	172	204

Total nonperforming loans	279	277	292

Nonperforming loans held for sale	1	3	1

Other real estate owned (OREO)	26	25	33
Allowance for OREO losses	(1)	(2)	(2)

OREO, net of allowance	25	23	31
Other nonperforming assets	3	4	14

Total nonperforming assets	$308	$307	$338

Impaired loans with a specifically allocated allowance	$26	$9	$30
Allowance for loan losses allocated to impaired loans	8	6	8

Accruing loans past due 90 days or more	$119	$90	$74
Accruing loans past due 30 through 89 days	600	491	475

At June 30, 2006, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
During the first six months of 2006, the business trusts did not repurchase any capital securities or related debentures. On June 20, 2006, $250 million of securities were issued by the KeyCorp Capital VIII trust.
The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures

June 30, 2006
KeyCorp Institutional Capital A	$364	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	156	4	154	8.250	2026
KeyCorp Capital I	197	8	205	5.730	2028
KeyCorp Capital II	165	8	165	6.875	2029
KeyCorp Capital III	211	8	197	7.750	2029
KeyCorp Capital V	158	5	180	5.875	2033
KeyCorp Capital VI	69	2	77	6.125	2033
KeyCorp Capital VII	210	8	258	5.700	2035
KeyCorp Capital VIII	242	—	250	7.000	2066

Total	$1,772	$54	$1,847	6.927%	—

December 31, 2005	$1,617	$54	$1,597	6.794%	—

June 30, 2005	$1,681	$54	$1,597	6.684%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at June 30, 2006, December 31, 2005, and June 30, 2005, are basis adjustments of ($21) million, $74 million and $138 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders, for an explanation of fair value hedges .

(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), December 15, 2008 (for debentures owned by Capital VI), and June 15, 2011 (for debentures owned by Capital VIII); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, Capital VI, Capital VII or Capital VIII are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp .

(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V, Capital VI, Capital VII and Capital VIII are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at June 30, 2006, December 31, 2005, and June 30, 2005, are weighted-average rates.

10. Stock-Based Compensation
Key maintains several stock-based compensation plans, which are described below. Total compensation expense for these plans was $33 million for the six-month periods ended June 30, 2006 and 2005. The total income tax benefit recognized in the income statement for these plans was $12 million for the six-month periods ended June 30, 2006 and 2005. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement, whereas compensation expense related to awards granted to directors is recorded in “other expense.”
Key’s compensation plans allow KeyCorp to grant stock options, restricted stock, performance shares, discounted stock purchases and certain deferred compensation-related awards to eligible employees and directors. At June 30, 2006, KeyCorp had 74,070,085 common shares available for future grant under its compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of Key’s Board of Directors, KeyCorp may not grant options to purchase common shares, restricted stock or other shares under its long-term compensation plans in an amount that exceeds 6% of KeyCorp’s outstanding common shares in any rolling three-year period.
Stock Option Plans
Stock options granted to employees and directors generally become exercisable at the rate of 33-1/3% per year beginning one year from their grant date and expire no later than ten years from their grant date. Exercise prices cannot be less than the fair value of Key’s common shares on the grant date. The exercise price is the average of the high and low price of Key’s common shares on the date of grant by the Compensation and Organization Committee. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. Because of these differences, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period.
The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to management’s ability to estimate the fair value of options accurately. The assumptions pertaining to options issued during the six-month periods ended June 30, 2006 and 2005, are shown in the following table.

	Six months ended
	June 30,
	2006	2005

Average option life	5.2 years	6.0 years
Future dividend yield	3.75%	3.96%
Historical share price volatility	.196	.286
Weighted-average risk-free interest rate	4.9%	4.0%

Key’s annual stock option grant to its executives and certain other employees occurs in July, upon approval by the Compensation and Organization Committee. Consequently, in the first half of 2006, stock option grants were not significant.
The following table summarizes activity, pricing and other information for Key’s stock options for the six-month period ended June 30, 2006:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Life	Intrinsic
dollars in millions, except per share amounts	Options	Per Option	(Years)	Value[a]

Outstanding at December 31, 2005	37,265,859	$28.35
Granted	154,500	36.90
Exercised	(5,309,735)	26.53
Lapsed or canceled	(589,732)	30.28

Outstanding at June 30, 2006	31,520,892	$28.67	6.0	$221

Expected to vest	29,024,036	$28.63	6.3	$205

Exercisable at June 30, 2006	19,131,928	$27.25	5.2	$161

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of options granted during the six-month periods ended June 30, 2006 and 2005, was $5.99 and $7.12, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2006 and 2005, was $51 million and $18 million, respectively. As of June 30, 2006, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $19 million. Management expects to recognize this cost over a weighted-average period of 2.0 years.
The actual tax benefit realized for the tax deductions from options exercised totaled $18 million and $6 million for the six-month periods ended June 30, 2006 and 2005, respectively.
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
The following table summarizes activity and pricing information for the nonvested shares in the Program for the six-month period ended June 30, 2006:

			Vesting Contingent on
	Vesting Contingent on		Performance and
	Service Conditions		Service Conditions
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Nonvested	Grant-Date	Nonvested	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Outstanding at December 31, 2005	476,034	$31.43	1,190,458	$31.05
Granted	222,797	35.42	738,002	33.51
Forfeited	(22,316)	31.98	(34,523)	31.40

Outstanding at June 30, 2006	676,515	$32.73	1,893,937	$32.00

The compensation cost of time-lapsed restricted stock awards granted under the Program is measured based on the average of the high and low trading price of Key’s common shares on the grant date. The performance shares payable primarily in stock, unlike the time-lapsed and performance-based restricted stock, do not pay dividends during the vesting period. Consequently, the fair value of performance shares is measured by reducing the share price at the date of grant by the present value of estimated future dividends forgone during the vesting period, discounted at an appropriate risk-free interest rate. The weighted-average grant-date fair value of awards granted under the Program during the six-month periods ended June 30, 2006 and 2005, was $33.95 and $32.28, respectively. As of June 30, 2006, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $27 million. Management expects to recognize this cost over a weighted-average period of 2.1 years. There were no shares scheduled to vest during the six-month periods ended June 30, 2006 and 2005.
Other Restricted Stock Awards
Key may also grant special time-lapsed restricted stock awards to certain executives and employees in recognition of high performance. These awards generally vest after three years of service.

The following table summarizes activity and pricing information for the nonvested shares under these awards for the six-month period ended June 30, 2006:

		Weighted-
	Number of	Average
	Nonvested	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	243,748	$28.81
Granted	13,379	33.22
Vested	(29,350)	25.58
Forfeited	(7,200)	27.77

Outstanding at June 30, 2006	220,577	$29.51

The weighted-average grant-date fair value of awards granted during the six-month periods ended June 30, 2006 and 2005, was $33.22 and $31.68, respectively. As of June 30, 2006, unrecognized compensation cost related to nonvested restricted stock expected to vest under these special awards totaled $2 million. Management expects to recognize this cost over a weighted-average period of 1.9 years. The total fair value of restricted stock vested during the six-month periods ended June 30, 2006 and 2005, was $1 million and $.1 million, respectively.
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
Several of Key’s deferred compensation arrangements allow for deferrals to be redirected by participants into other investment elections outside of Key common shares, which provide for distributions payable in cash. Key accounts for these participant-directed deferred compensation arrangements as stock-based liabilities and remeasures the related compensation cost based on the most recent fair value of Key’s common shares. Stock-based liabilities of $1 million and $2 million were paid during the six-month periods ended June 30, 2006 and 2005, respectively. The compensation cost of all other nonparticipant-directed deferrals are measured based on the average of the high and low trading price of Key’s common shares on the deferral date.
The following table summarizes activity and pricing information for the nonvested shares in Key’s deferred compensation plans for the six-month period ended June 30, 2006:

	Number of	Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	809,824	$31.74
Granted	610,500	36.34
Dividend equivalents	63,038	36.35
Vested	(475,494)	32.06
Forfeited	(45,864)	33.95

Outstanding at June 30, 2006	962,004	$34.70

The weighted-average grant-date fair value of awards granted during the six-month periods ended June 30, 2006 and 2005, was $36.34 and $32.80, respectively. As of June 30, 2006, unrecognized compensation cost related to nonvested shares expected to vest under Key’s deferred compensation plans totaled $13 million. Management expects to recognize this cost over a weighted-average period of 2.7 years. The total fair value of shares vested during the six-month periods ended June 30, 2006 and 2005, was $18 million and $16 million, respectively.

Discounted Stock Purchase Plan
Key’s Discounted Stock Purchase Plan provides employees the opportunity to purchase Key’s common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year and are immediately vested. To accommodate employee purchases, Key acquires shares on the open market on or around the fifteenth day of the month following the month of payment. During the six-month period ended June 30, 2006, Key issued 68,359 shares at a weighted-average cost of $35.55. During the six-month period ended June 30, 2005, Key issued 68,967 shares at a weighted-average cost of $32.79.
Information pertaining to Key’s method of accounting for stock-based compensation is included in Note 1 (“Basis of Presentation”) under the heading “Stock-Based Compensation” on page 7.
11. Employee Benefits
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2006	2005	2006	2005

Service cost of benefits earned	$12	$4	$24	$17
Interest cost on projected benefit obligation	14	6	28	21
Expected return on plan assets	(22)	(7)	(44)	(31)
Amortization of prior service benefit	—	—	—	(1)
Amortization of losses	8	2	15	8

Net pension cost	$12	$5	$23	$14

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
Net postretirement benefit cost for these plans includes the following components:

	Three months ended		Six months ended
	June 30,		June 30,
in millions	2006	2005	2006	2005

Service cost of benefits earned	$2	$1	$3	$2
Interest cost on accumulated postretirement benefit obligation	2	2	4	4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized transition obligation	1	1	2	2
Amortization of cumulative net loss	—	1	1	2

Net postretirement benefit cost	$4	$4	$8	$8

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

Tax-Related Accounting Pronouncements Pending Adoption
In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance will affect when earnings from leveraged lease transactions would be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total cash flows occurred. The impact of any changes or projected changes to the cash flows resulting from adoption of this new guidance will be recorded as an adjustment to retained earnings. In the event of an adjustment, future earnings would be expected to increase over the remaining term of the affected leases by a similar amount. This guidance will be effective at the beginning of the fiscal year beginning after December 15, 2006 (effective January 1, 2007, for Key). Management is currently evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet before any associated benefit may be recognized in a company’s financial statements. In accordance with this guidance, a company may recognize the benefit if management concludes that the tax position, based solely on its technical merits, is “more likely than not” to be sustained upon examination. If such a conclusion is reached, the tax benefit is to be measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. This interpretation also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures. The interpretation will be effective at the beginning of the fiscal year beginning after December 15, 2006 (effective January 1, 2007, for Key). Management is currently evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
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
The 4011 Policy was canceled and replaced as of May 1, 2000, by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) (“the NAS Policy”). Tri-Arc Financial Services, Inc. (“Tri-Arc”) acted as agent for Reliance, Swiss Re and NAS. From February 2000 through September 2004, Key Bank USA filed claims, and since October 2004, KeyBank National Association (“KBNA”) (successor to Key Bank USA) has been filing claims under the Policies, but none of these claims has been paid.
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
On August 4, 2004, the Court ruled on Key’s and Swiss Re’s motions for summary judgment on issues related to liability. In its written decision, which is publicly available, the Court held as a matter of law that Swiss Re breached its Letter Agreement with Key by not issuing a replacement policy covering the leases insured under Key’s 4011 Policy that were booked between October 1, 1998, and April 30, 2000. With respect to Key’s claims under the 4019 Policy, the Court held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re authorized Tri-Arc to issue the REINS-1 Endorsement. The Court also held that Swiss Re is not entitled to judgment as a matter of law on Key’s claim that Swiss Re acted in bad faith. On March 21, 2005, the Court, in response to the parties’ joint motion and related agreement to allow more time for the completion of the damages discovery process, entered an order establishing a new damages discovery schedule, including an extension of the deadline for submitting summary judgment motions on issues related to damages to December 9, 2005. On August 26, 2005, the Court entered an order modifying certain deadlines in the expert discovery phase of the case and extending the December 9, 2005, deadline to February 9, 2006. The parties completed the process of submitting briefs relating to the summary judgment motions on damages issues in June 2006.
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
Accordingly, the total expected loss on the portfolio for which KBNA (and Key Bank USA) will have filed claims cannot be determined with certainty at this time. Claims filed through June 30, 2006, totaled approximately $385 million, and management currently estimates that approximately $.1 million of additional claims may be filed through year-end 2006. During the litigation, Key has carefully analyzed its claims, both internally and with the assistance of outside expert consultants. Based on the analysis completed through April 30, 2005, Key currently expects to seek recovery of insured residual value losses in the range of approximately $342 million to $357 million, in addition to interest and other damages attributable to Swiss Re’s denial of coverage.
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
Tax Contingency
In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed its review of Key’s tax returns for the 1995 through 2000 tax years and has disallowed all LILO deductions taken in the 1995 through 1997 tax years and all deductions taken in the 1998 through 2000 tax years that relate to certain lease financing transactions. In addition, the IRS is currently conducting audits of the 2001 through 2003 tax years. Key expects that the IRS will disallow all similar deductions taken in those years. Further information on Key’s position on these matters and on the potential implications is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 26.
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at June 30, 2006. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 61 of Key’s 2005 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$12,561	$37
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	647	9
Return guarantee agreement with LIHTC investors	474	38
Default guarantees	9	1
Written interest rate caps[a]	68	11

Total	$13,787	$96

(a)	As of June 30, 2006, the weighted-average interest rate of written interest rate caps was 5.0%, and the weighted-average strike rate was 5.0%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. These instruments, issued on behalf of clients, obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key’s lines of business to address clients’ financing needs. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At June 30, 2006, Key’s standby letters of credit had a remaining weighted-average life of 2.6 years, with remaining actual lives ranging from less than one year to as many as twelve years.
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

At June 30, 2006, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million. However, there were no drawdowns under the facility during the six-month period ended June 30, 2006. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitment to provide credit enhancement to the conduit.
Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, KBNA maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KBNA’s liability. At June 30, 2006, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 8.4 years, and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that may be required under this program is generally equal to one-third of the principal balance of loans outstanding at June 30, 2006. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
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
As shown in the table on page 29, KAHC maintained a reserve in the amount of $38 million at June 30, 2006, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.
Various types of default guarantees. Some lines of business provide or participate in guarantees that obligate Key to perform if the debtor fails to satisfy all of its payment obligations to third parties. Key generally undertakes these guarantees to support or protect its underlying investment or where the risk profile of the debtor should provide an investment return. The terms of these default guarantees range from less than one year to as many as sixteen years. Although no collateral is held, Key would have recourse against the debtor for any payments made under a default guarantee.
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At June 30, 2006, these caps had a weighted-average life of 2.8 years.
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
Liquidity facility that supports asset-backed commercial paper conduit. Key provides liquidity to an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. This liquidity facility obligates Key through November 5, 2008, to provide funding of up to $1.0 billion if required as a result of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduit. The amount available to be drawn, which is based on the amount of current commitments to borrowers in the conduit, was $286 million at June 30, 2006, but there were no drawdowns under this committed facility at that time. Key’s commitment to provide liquidity is periodically evaluated by management.
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
At June 30, 2006, Key had $112 million of derivative assets and $297 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $904 million and $859 million, respectively. Derivative assets and liabilities are recorded at fair value on the balance sheet.
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

At June 30, 2006, Key was party to interest rate swaps and caps with 51 different counterparties. Among these were swaps and caps entered into to offset the risk of client exposure. Key had aggregate exposure of $225 million on these instruments to 24 of the 51 counterparties. However, at June 30, 2006, Key held approximately $96 million in collateral to mitigate its credit exposure, resulting in net exposure of $129 million. The largest exposure to an individual counterparty was approximately $50 million, of which Key secured approximately $32 million in collateral.
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
The change in “accumulated other comprehensive loss” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2006	of Gains to	June 30,
in millions	2005	Hedging Activity	Net Income	2006

Accumulated other comprehensive loss resulting from cash flow hedges	$(31)	$20	$(11)	$(22)

Reclassifications of gains and losses from “accumulated other comprehensive loss” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $16 million of net gains on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.
Credit Risk Management
Key uses credit derivatives, primarily credit default swaps, to mitigate our credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. These derivatives are recorded on the balance sheet at fair value, which is based on the creditworthiness of the borrowers. Related gains or losses, as well as the premium paid for the protection, are included in the trading income component of noninterest income. At June 30, 2006, the notional amount of credit default swaps purchased by Key was $672 million. Key does not apply hedge accounting to credit derivatives.
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
The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $13 million at June 30, 2006, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2005 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of June 30, 2006 and 2005, and the related condensed consolidated statements of income for the three-month and six-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of Key’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
August 2, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended June 30, 2006 and 2005. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 32. A description of Key’s business is included under the heading “Description of Business” on page 12 of Key’s 2005 Annual Report to Shareholders. This description does not reflect the reorganization and renaming of Key’s major business groups and some of its lines of business that took effect January 1, 2006. For a description of these changes, see Note 4 (“Line of Business Results”), which begins on page 11.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.
♦	KeyCorp refers solely to the parent holding company.

♦	KBNA refers to Key’s lead bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	A KeyCenter is one of Key’s full-service retail banking facilities or branches.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 57.
Long-term goals
Key’s long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. Our strategy for achieving these goals is described under the heading “Corporate Strategy” on page 14 of Key’s 2005 Annual Report to Shareholders.
Key’s earnings per common share for the first six months of 2006 grew by 8% relative to the same period last year. This improvement was accomplished by growing revenue faster than expenses. The growth in earnings also reflected a slight reduction in the provision for loan losses, and a prescribed change in accounting for forfeited stock-based awards that took effect on January 1, 2006. In addition, capital that exceeds internal guidelines and minimum requirements prescribed by the regulators can be used to repurchase common shares in the open market. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 411,842,244 shares for the first six months of 2006 from 414,036,968 shares for the first half of 2005. A lower share count can contribute to both earnings per share growth and improved returns on average equity. The change in the number of shares attributable to net share repurchase activity did not have a material effect on either of these profitability measures in either the current or prior periods.
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
During the first six months of 2006, there were no significant changes in the manner in which Key’s critical accounting policies were applied or in which related assumptions and estimates were developed. Additionally, no new critical accounting policies were adopted.
Highlights of Key’s Performance
Financial performance
The primary measures of Key’s financial performance for the three-month periods ended June 30, 2006, March 31, 2006, and June 30, 2005, and for the six-month periods ended June 30, 2006 and 2005, are summarized below.
♦	Net income for the second quarter of 2006 was $308 million, or $.75 per common share, compared to $289 million, or $.70 per share, for the previous quarter and $291 million, or $.70 per share, for the second quarter of 2005. For the first six months of 2006, net income was $597 million, or $1.45 per common share, compared to $555 million, or $1.34 per share, for the first half of 2005.

♦	Key’s return on average equity was 16.11% for the second quarter of 2006, compared to a return of 15.48% for the prior quarter and 16.15% for the year-ago quarter. For the first six months of 2006, Key’s return on average equity was 15.80%, compared to 15.63% for the first six months of 2005.

♦	Key’s second quarter 2006 return on average total assets was 1.32%, compared to a return of 1.26% for the previous quarter and 1.30% for the second quarter of 2005. For the first six months of 2006, Key’s return on average total assets was 1.29%, compared to 1.24% for the same period last year.
Key’s top four priorities for 2006 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain a strong credit culture and improve operating leverage so that revenue growth outpaces expense growth. During the second quarter:
♦	Total revenue rose by $98 million from the second quarter of 2005, due largely to solid commercial loan growth, higher income from our fee-based businesses and growth in core deposits, which increased 10% from the second quarter of 2005. The growth in our commercial loan portfolio was geographically broad-based and spread among a number of industry sectors. The increase in fee income was attributable to a variety of revenue components and included increases in trust and investment services income, investment banking fees, income from operating leases, and net gains from both principal investing and the share redemption by MasterCard Incorporated as part of its initial public offering in May 2006.

♦	We continued to make progress in strengthening our compliance and operations infrastructure designed, pursuant to the Bank Secrecy Act, to detect and prevent money laundering.

♦	Asset quality remained solid. Both nonperforming loans and net loan charge-offs were down from both the prior and year-ago quarters. For the second quarter of 2006, net loan charge-offs represented .21% of Key’s average total loans.

♦	The level of our noninterest expense grew by $63 million from the second quarter of 2005, due primarily to higher personnel costs and an increase in professional fees associated with our efforts to strengthen Key’s compliance controls.
Further, we continue to effectively manage our capital through dividends paid to shareholders, share repurchases, and investing in our higher-growth businesses. During the second quarter, Key repurchased 4,000,000 of its common shares. At June 30, 2006, Key’s tangible equity to tangible assets ratio was 6.68%, which is within our targeted range of 6.25% to 6.75%.
Considering recent trends, we expect Key’s earnings to be in the range of $.70 to $.74 per share for the third quarter of 2006 and $2.85 to $2.95 per share for the full year.
The primary reasons that Key’s revenue and expense components changed from those reported for the three- and six-month periods ended June 30, 2005, are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.
Strategic developments
Our financial performance has improved due in part to a number of specific actions taken during 2005 and 2006 that have strengthened our market share positions and support our corporate strategy.
♦	On April 1, 2006, we broadened our asset management product line by acquiring Austin Capital Management, Ltd. (“Austin”), an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition.

♦	On December 8, 2005, we acquired the commercial mortgage-backed servicing business of ORIX Capital Markets, LLC (“ORIX”), headquartered in Dallas, Texas. The acquisition increased our commercial mortgage servicing portfolio from $44 billion at September 30, 2005, to more than $70 billion at December 31, 2005. This is the sixth commercial real estate acquisition we have made since January 31, 2000, as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

♦	On July 1, 2005, we expanded our Federal Housing Administration (“FHA”) financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas.

♦	During the first quarter of 2005, we completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, we completed the sale of $635 million of loans, representing the nonprime segment. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.
Figure 1 summarizes Key’s financial performance for each of the past five quarters.

Figure 1. Selected Financial Data

	2006		2005			Six months ended June 30,
dollars in millions, except per share amounts	Second	First	Fourth	Third	Second	2006	2005

FOR THE PERIOD
Interest income	$1,381	$1,312	$1,262	$1,174	$1,116	$2,693	$2,181
Interest expense	651	584	544	481	423	1,235	802
Net interest income	730	728	718	693	693	1,458	1,379
Provision for loan losses	24	39	36	43	20	63	64
Noninterest income	547	481	561	531	486	1,028	986
Noninterest expense	816	770	834	781	753	1,586	1,522
Income before income taxes and cumulative effect of accounting change	437	400	409	400	406	837	779
Income before cumulative effect of accounting change	308	284	296	278	291	592	555
Net income	308	289	296	278	291	597	555

PER COMMON SHARE
Income before cumulative effect of accounting change	$.76	$.70	$.72	$.68	$.71	$1.46	$1.36
Net income	.76	.71	.72	.68	.71	1.47	1.36
Income before cumulative effect of accounting change — assuming dilution	.75	.69	.72	.67	.70	1.44	1.34
Net income — assuming dilution	.75	.70	.72	.67	.70	1.45	1.34
Cash dividends declared	.345	.345	.325	.325	.325	.69	.65
Book value at period end	19.21	18.85	18.69	18.41	18.01	19.21	18.01
Market price:
High	38.31	37.67	34.05	35.00	33.80	38.31	34.07
Low	34.24	32.68	30.10	31.65	31.52	32.68	31.00
Close	35.68	36.80	32.93	32.25	33.15	35.68	33.15
Weighted-average common shares outstanding (000)	404,528	407,386	408,431	410,456	408,754	405,949	408,510
Weighted-average common shares and potential common shares outstanding (000)	410,559	413,140	412,542	415,441	414,309	411,842	414,037

AT PERIOD END
Loans	$67,408	$66,980	$66,478	$65,575	$64,690	$67,408	$64,690
Earning assets	81,737	81,087	80,143	80,096	78,548	81,737	78,548
Total assets	94,794	93,391	93,126	92,323	91,015	94,794	91,015
Deposits	60,838	59,402	58,765	58,071	58,063	60,838	58,063
Long-term debt	14,050	14,032	13,939	14,037	13,588	14,050	13,588
Shareholders’ equity	7,737	7,638	7,598	7,522	7,352	7,737	7,352

PERFORMANCE RATIOS
Return on average total assets	1.32%	1.26%	1.27%	1.22%	1.30%	1.29%	1.24%
Return on average equity	16.11	15.48	15.59	14.84	16.15	15.80	15.63
Net interest margin (taxable equivalent)	3.69	3.77	3.71	3.67	3.71	3.73	3.69

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.16%	8.18%	8.16%	8.15%	8.08%	8.16%	8.08%
Tangible equity to tangible assets	6.68	6.71	6.68	6.68	6.60	6.68	6.60
Tier 1 risk-based capital	7.90	7.64	7.59	7.72	7.68	7.90	7.68
Total risk-based capital	12.08	11.91	11.47	11.83	11.72	12.08	11.72
Leverage	8.82	8.52	8.53	8.60	8.49	8.82	8.49

TRUST AND BROKERAGE ASSETS
Assets under management	$80,349	$79,558	$77,144	$76,341	$76,807	$80,349	$76,807
Nonmanaged and brokerage assets	57,682	56,944	56,509	57,313	57,006	57,682	57,006

OTHER DATA
Average full-time equivalent employees	19,931	19,694	19,417	19,456	19,429	19,813	19,534
KeyCenters	946	945	947	946	945	946	945

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
Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three- and six-month periods ended June 30, 2006 and 2005. Key’s line of business results for all periods presented reflect a new organizational structure that took effect January 1, 2006. For a description of this change, see Note 4.
Figure 2. Major Business Groups — Taxable-Equivalent Revenue and Net Income

	Three months ended June 30,		Change		Six months ended June 30,			Change
dollars in millions	2006	2005	Amount	Percent	2006	2005		Amount	Percent

Revenue (taxable equivalent)
Community Banking	$662	$645	$17	2.6%	$1,305	$1,268		$37	2.9%
National Banking	631	585	46	7.9	1,256	1,176		80	6.8
Other Segments	23	9	14	155.6	17	22		(5)	(22.7)

Total segments	1,316	1,239	77	6.2	2,578	2,466		112	4.5
Reconciling items	(17)	(30)	13	43.3	(42)	(43)		1	2.3

Total	$1,299	$1,209	$90	7.4%	$2,536	$2,423		$113	4.7%

Net income (loss)
Community Banking	$105	$118	$(13)	(11.0)%	$214	$220		$(6)	(2.7)%
National Banking	175	160	15	9.4	350	333		17	5.1
Other Segments	20	10	10	100.0	21	24		(3)	(12.5)

Total segments	300	288	12	4.2	585	577		8	1.4
Reconciling items	8	3	5	166.7	12	(22	) [a]	34	N/M

Total	$308	$291	$17	5.8%	$597	$555		$42	7.6%

(a)	Includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
N/M = Not Meaningful
Community Banking
As shown in Figure 3, net income for Community Banking was $105 million for the second quarter of 2006, down from $118 million for the year-ago quarter. An increase in noninterest expense drove the decline and more than offset growth in net interest income. Noninterest income and the provision for loan losses were essentially unchanged.
Noninterest expense grew by $37 million, or 8%, from the second quarter of 2005, due primarily to a rise in personnel expense and increases in various indirect charges.
Taxable-equivalent net interest income increased by $16 million, or 4%, due to growth in average core deposits, which also experienced a more favorable interest rate spread. The positive effect of these factors was offset in part by a tighter interest rate spread on average earning assets.

Figure 3. Community Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Summary of operations
Net interest income (TE)	$436	$420	$16	3.8%	$866	$831	$35	4.2%
Noninterest income	226	225	1	.4	439	437	2	.5

Total revenue (TE)	662	645	17	2.6	1,305	1,268	37	2.9
Provision for loan losses	19	18	1	5.6	47	47	—	—
Noninterest expense	475	438	37	8.4	915	869	46	5.3

Income before income taxes (TE)	168	189	(21)	(11.1)	343	352	(9)	(2.6)
Allocated income taxes and TE adjustments	63	71	(8)	(11.3)	129	132	(3)	(2.3)

Net income	$105	$118	$(13)	(11.0)%	$214	$220	$(6)	(2.7)%

Percent of consolidated net income	34%	41%	N/A	N/A	36%	40%	N/A	N/A

Average balances
Loans and leases	$26,804	$27,038	$(234)	(.9)%	$26,772	$26,917	$(145)	(.5)%
Total assets	29,758	29,902	(144)	(.5)	29,707	29,805	(98)	(.3)
Deposits	46,683	43,719	2,964	6.8	46,262	43,453	2,809	6.5

TE = Taxable Equivalent, N/A = Not Applicable
Additional Community Banking Data

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Average deposits outstanding
Noninterest-bearing	$8,086	$8,092	$(6)	(.1)%	$8,095	$8,014	$81	1.0%
Money market and other savings	22,523	20,932	1,591	7.6	22,252	20,894	1,358	6.5
Time	16,074	14,695	1,379	9.4	15,915	14,545	1,370	9.4

Total deposits	$46,683	$43,719	$2,964	6.8%	$46,262	$43,453	$2,809	6.5%

Home equity loans
Average balance	$10,107	$10,398
Average loan-to-value ratio	70%	71%
Percent first lien positions	60	61

Other data
On-line households / household penetration	639,444/52%	595,411/47%
KeyCenters	946	945
Automated teller machines	2,120	2,205

National Banking
As shown in Figure 4, net income for National Banking was $175 million for the second quarter of 2006, up from $160 million for the same period last year. Growth in both net interest income and noninterest income more than offset increases in noninterest expense and the provision for loan losses.
Taxable-equivalent net interest income grew by $26 million, or 8%, from the second quarter of 2005, reflecting strong growth in average loans and leases, as well as deposits. Average loans and leases rose by $3.4 billion, or 9%, with most of the growth coming from the Real Estate Capital line of business. The positive effect of these factors was moderated by a tighter interest rate spread on average earning assets in the Consumer Finance line of business.
Noninterest income rose by $20 million, or 8%. Contributing to the improved performance were increases in income from trust and investment services, investment banking activities and operating leases.
Noninterest expense increased by $19 million, or 6%, reflecting higher costs associated with personnel and various indirect charges.
Since the second quarter of 2005, we have completed two acquisitions that have helped us to build upon our success in commercial mortgage origination and servicing. In the fourth quarter of 2005, we continued the expansion of our commercial mortgage servicing business by acquiring the commercial mortgage-backed servicing business of ORIX Capital Markets, LLC, headquartered in Dallas, Texas. In the third quarter, we expanded our FHA financing and servicing capabilities by acquiring Malone Mortgage Company, also based in Dallas.

In addition, during the second quarter of 2006 we expanded our asset management product line by acquiring Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas.
Figure 4. National Banking

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Summary of operations
Net interest income (TE)	$372	$346	$26	7.5%	$750	$705	$45	6.4%
Noninterest income	259	239	20	8.4	506	471	35	7.4

Total revenue (TE)	631	585	46	7.9	1,256	1,176	80	6.8
Provision for loan losses	5	2	3	150.0	16	17	(1)	(5.9)
Noninterest expense	346	327	19	5.8	680	626	54	8.6

Income before income taxes (TE)	280	256	24	9.4	560	533	27	5.1
Allocated income taxes and TE adjustments	105	96	9	9.4	210	200	10	5.0

Net income	$175	$160	$15	9.4%	$350	$333	$17	5.1%

Percent of consolidated net income	57%	55%	N/A	N/A	59%	60%	N/A	N/A

Average balances
Loans and leases	$40,201	$36,842	$3,359	9.1%	$39,870	$36,646	$3,224	8.8%
Total assets	50,470	46,101	4,369	9.5	50,046	46,578	3,468	7.4
Deposits	10,638	7,535	3,103	41.2	10,302	7,099	3,203	45.1

TE = Taxable Equivalent, N/A = Not Applicable

Additional National Banking Data	Three months ended June 30,
dollars in millions	2006	2005

Home equity loans
Average balance	$3,333	$3,498
Average loan-to-value ratio	70%	71%
Percent first lien positions	61	67

Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $20 million for the second quarter of 2006, compared to $10 million for the same period last year.

Results of Operations
Net interest income
One of Key’s principal sources of earnings is net interest income. Net interest income is the difference between interest income received on earning assets (such as loans and securities) and loan-related fee income, and interest expense paid on deposits and borrowings. There are several factors that affect net interest income, including:
♦	the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

♦	the volume of net free funds, such as noninterest-bearing deposits and capital;

♦	the use of derivative instruments to manage interest rate risk;

♦	interest rate fluctuations and competitive conditions within the marketplace; and

♦	asset quality.
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
Figure 5, which spans pages 44 and 45, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
Taxable-equivalent net interest income for the second quarter of 2006 was $752 million, representing a $29 million, or 4%, increase from the year-ago quarter. The positive effects of a 4% increase in average earning assets, a 10% increase in average core deposits and an 11% rise in average noninterest-bearing funds, more than offset the effect of lower net interest margin, which decreased 2 basis points to 3.69%. (A basis point is equal to one one-hundredth of a percentage point, meaning 2 basis points equals .02%).
The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets and annualizing the result. The decline in the net interest margin reflected the effect of a tighter interest rate spread, which represents the difference between the yield on average earning assets and the rate paid for interest-bearing funds. As shown in Figure 5, Key’s interest rate spread narrowed by 26 basis points from the second quarter of 2005 as a result of competitive pressure on loan and deposit pricing caused by rising interest rates. In addition, the net interest margin for the second quarter of 2005 benefited from a principal investing distribution of $15 million received in the form of dividends and interest. This distribution added approximately 8 basis points to the net interest margin for the year-ago quarter. The decrease in the net interest margin caused by the above factors was substantially offset, however, by the positive effect of an increase in the level of noninterest-bearing funds.
Average earning assets for the second quarter of 2006 totaled $81.5 billion, which was $3.4 billion, or 4%, higher than the second quarter 2005 level. Increases in commercial loans and loans held for sale drove the increase, but were partially offset by a decline in consumer loans.

Since December 31, 2004, the growth and composition of Key’s loan portfolio has been affected by the following loan sales, most of which came from the held-for-sale portfolio:
♦	Key sold commercial mortgage loans of $889 million during the first six months of 2006 and $2.2 billion during all of 2005. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.

♦	Key sold education loans of $282 million ($84 million through securitizations) during the first half of 2006 and $1.2 billion ($937 million through securitizations) during all of 2005. Key has used the securitization market for education loans as a means of diversifying our funding sources.

♦	Key sold other loans totaling $360 million during the first six months of 2006 and $2.7 billion during all of 2005. During the first quarter of 2005, Key completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, Key completed the sale of $635 million of loans, representing the nonprime segment. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates

	Second Quarter 2006			First Quarter 2006
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans[a,b]
Commercial, financial and agricultural [c]	$21,970	$390	7.12%	$21,720	$357	6.66%
Real estate — commercial mortgage	8,071	153	7.59	8,089	144	7.23
Real estate — construction	7,570	152	8.07	7,312	138	7.66
Commercial lease financing [c]	9,764	148	6.05	9,581	143	5.98

Total commercial loans	47,375	843	7.13	46,702	782	6.78
Real estate — residential	1,430	24	6.54	1,450	23	6.33
Home equity	13,449	247	7.36	13,433	238	7.19
Consumer — direct	1,685	41	9.64	1,730	41	9.66
Consumer — indirect	3,503	57	6.66	3,367	57	6.66

Total consumer loans	20,067	369	7.37	19,980	359	7.26

Total loans	67,442	1,212	7.20	66,682	1,141	6.92
Loans held for sale	3,844	73	7.64	3,692	68	7.44
Investment securities[a]	46	1	8.01	61	1	6.34
Securities available for sale[d]	7,075	84	4.71	7,148	83	4.61
Short-term investments	1,678	16	3.89	1,753	22	5.10
Other investments[d]	1,398	17	4.60	1,336	25	7.13

Total earning assets	81,483	1,403	6.89	80,672	1,340	6.70
Allowance for loan losses	(963)			(963)
Accrued income and other assets	13,341			13,206

Total assets	$93,861			$92,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$25,347	173	2.75	$24,452	145	2.40
Savings deposits	1,752	1	.20	1,812	1	.32
Certificates of deposit ($100,000 or more)[e]	5,382	61	4.54	5,407	58	4.34
Other time deposits	11,456	115	4.02	11,282	104	3.73
Deposits in foreign office	3,429	42	4.88	3,354	35	4.29

Total interest-bearing deposits	47,366	392	3.32	46,307	343	3.00
Federal funds purchased and securities sold under repurchase agreements	3,005	34	4.60	3,349	34	4.06
Bank notes and other short-term borrowings	2,497	27	4.17	2,550	24	3.89
Long-term debt[e]	14,088	198	5.59	13,991	183	5.27

Total interest-bearing liabilities	66,956	651	3.89	66,197	584	3.57
Noninterest-bearing deposits	13,027			12,707
Accrued expense and other liabilities	6,211			6,438
Shareholders’ equity	7,667			7,573

Total liabilities and shareholders’ equity	$93,861			$92,915

Interest rate spread (TE)			3.00%			3.13%

Net interest income (TE) and net interest margin (TE)		752	3.69%		756	3.77%

TE adjustment[a]		22			28

Net interest income, GAAP basis		$730			$728

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	During the first quarter of 2006, Key reclassified $760 million of average loans and related interest income from the commercial lease financing component of the commercial loan portfolio to the commercial, financial and agricultural component to more accurately reflect the nature of these receivables. Balances presented for prior periods were not reclassified as the historical data was not available.

(d)	Yield is calculated on the basis of amortized cost.

(e)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders, for an explanation of fair value hedges.
TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

Fourth Quarter 2005			Third Quarter 2005			Second Quarter 2005
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$19,992	$315	6.25%	$19,249	$280	5.78%	$19,477	$258	5.31%
8,580	151	6.98	8,467	136	6.42	8,373	129	6.13
6,896	129	7.42	6,388	110	6.81	6,117	98	6.45
10,285	154	6.01	10,161	158	6.19	9,984	158	6.33

45,753	749	6.51	44,265	684	6.15	43,951	643	5.86
1,460	23	6.22	1,472	23	6.13	1,477	21	6.04
13,767	242	7.00	13,888	236	6.72	13,904	225	6.49
1,785	44	9.68	1,794	40	8.96	1,831	36	7.93
3,340	56	6.71	3,339	56	6.67	3,328	51	6.15

20,352	365	7.13	20,493	355	6.86	20,540	333	6.53

66,105	1,114	6.70	64,758	1,039	6.37	64,491	976	6.07
3,592	64	7.05	3,521	56	6.43	3,169	53	6.61
95	1	5.81	76	1	7.00	65	1	8.42
7,034	84	4.77	7,131	84	4.65	7,081	80	4.54
2,091	19	3.53	1,972	15	3.15	1,799	12	2.58
1,297	10	3.09	1,342	12	3.25	1,455	24	6.42

80,214	1,292	6.40	78,800	1,207	6.08	78,060	1,146	5.88
(1,085)			(1,095)			(1,124)
13,077			12,918			12,979

$92,206			$90,623			$89,915

$23,947	127	2.11	$22,886	101	1.75	$22,301	77	1.39
1,858	1.27		1,952	2	.29	1,999	1	.26

5,006	51	4.06	4,928	48	3.85	4,999	46	3.70
10,951	96	3.46	10,805	87	3.21	10,806	82	3.05
3,316	34	4.03	4,048	35	3.46	4,314	32	2.96

45,078	309	2.72	44,619	273	2.43	44,419	238	2.16

4,309	40	3.72	3,674	31	3.28	3,830	25	2.67

2,607	24	3.67	2,841	22	3.04	2,792	19	2.72
13,860	171	4.89	13,814	155	4.50	13,929	141	4.11

65,854	544	3.28	64,948	481	2.94	64,970	423	2.62
12,594			12,215			11,717
6,224			6,027			6,000
7,534			7,433			7,228

$92,206			$90,623			$89,915

		3.12%			3.14%			3.26%

	748	3.71%		726	3.67%		723	3.71%

	30			33			30

	$718			$693			$693

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 52, contains more discussion about changes in earning assets and funding sources.
Figure 6. Components of Net Interest Income Changes

	From three months ended June 30, 2005			From six months ended June 30, 2005
	to three months ended June 30, 2006			to six months ended June 30, 2006
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$46	$190	$236	$89	$376	$465
Loans held for sale	12	8	20	2	5	7
Investment securities	—	—	—	—	(1)	(1)
Securities available for sale	—	4	4	(1)	8	7
Short-term investments	(1)	5	4	—	16	16
Other investments	(1)	(6)	(7)	(2)	12	10

Total interest income (taxable equivalent)	56	201	257	88	416	504

INTEREST EXPENSE
NOW and money market deposit accounts	12	84	96	20	166	186
Certificates of deposit ($100,000 or more)	4	11	15	9	20	29
Other time deposits	5	28	33	10	51	61
Deposits in foreign office	(8)	18	10	(20)	35	15

Total interest-bearing deposits	13	141	154	19	272	291
Federal funds purchased and securities sold under repurchase agreements	(6)	15	9	(14)	32	18
Bank notes and other short-term borrowings	(2)	10	8	(5)	20	15
Long-term debt	1	56	57	(6)	115	109

Total interest expense	6	222	228	(6)	439	433

Net interest income (taxable equivalent)	$50	$(21)	$29	$94	$(23)	$71

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Noninterest income for the second quarter of 2006 was $547 million, compared to $486 million for the same period last year. For the first six months of the year, noninterest income was $1.0 billion, representing an increase of $42 million, or 4%, from the first half of 2005.
As shown in Figure 7, the growth in noninterest income from the year-ago quarter reflected net gains of $23 million from principal investing in the current year, compared to net losses of $1 million one year ago, and a $9 million gain recorded in miscellaneous income that resulted from the share redemption by MasterCard Incorporated as part of its initial public offering in May 2006. Also contributing to the improved performance were increases in income from trust and investment services, investment banking activities, insurance products and operating leases.
For the year-to-date period, the growth in noninterest income from the same period last year reflected a $14 million increase in operating lease income, a $13 million increase in income from investment banking and capital markets activities, a $9 million increase in net gains from principal investing, and net gains of $5 million from the sales of securities in the current year, compared to net losses of $5 million recorded one year ago.

Figure 7. Noninterest Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Trust and investment services income	$139	$135	$4	3.0%	$274	$273	$1	.4%
Service charges on deposit accounts	77	76	1	1.3	149	146	3	2.1
Investment banking and capital markets income	59	51	8	15.7	119	106	13	12.3
Operating lease income	56	48	8	16.7	108	94	14	14.9
Letter of credit and loan fees	45	47	(2)	(4.3)	85	87	(2)	(2.3)
Corporate-owned life insurance income	26	24	2	8.3	51	52	(1)	(1.9)
Electronic banking fees	27	24	3	12.5	51	46	5	10.9
Net gains from loan securitizations and sales	10	10	—	—	20	29	(9)	(31.0)
Net securities gains (losses)	4	1	3	300.0	5	(5)	10	N/M
Other income:
Insurance income	17	11	6	54.5	31	22	9	40.9
Loan securitization servicing fees	5	5	—	—	10	10	—	—
Credit card fees	3	5	(2)	(40.0)	6	8	(2)	(25.0)
Net gains (losses) from principal investing	23	(1)	24	N/M	20	11	9	81.8
Miscellaneous income	56	50	6	12.0	99	107	(8)	(7.5)

Total other income	104	70	34	48.6	166	158	8	5.1

Total noninterest income	$547	$486	$61	12.6%	$1,028	$986	$42	4.3%

N/M = Not Meaningful
The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.
Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8.
Figure 8. Trust and Investment Services Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Brokerage commissions and fee income	$59	$62	$(3)	(4.8)%	$121	$125	$(4)	(3.2)%
Personal asset management and custody fees	38	38	—	—	77	76	1	1.3
Institutional asset management and custody fees	42	35	7	20.0	76	72	4	5.6

Total trust and investment services income	$139	$135	$4	3.0%	$274	$273	$1	.4%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At June 30, 2006, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $80.3 billion, representing a 5% increase from $76.8 billion at June 30, 2005. As shown in Figure 9, most of the increase was evenly divided between Key’s equity portfolio and securities lending business. When clients’ securities are lent to a borrower, the borrower must provide Key with cash collateral, which is invested during the term of the loan. The difference between the revenue generated from the investment and the cost of the collateral is then shared with the client. This business, although profitable, generates a significantly lower rate of return (commensurate with the lower level of risk inherent in the business) than other types of assets under management. The growth of the securities lending business and the increase in equity securities under management more than offset decreases in the levels of assets managed within the fixed income and money market portfolios. This trend reflects recent improvement in the equity markets in general, and the acquisition of Austin Capital Management, Ltd. on April 1, 2006.

Figure 9. Assets Under Management

	2006		2005
in millions	Second	First	Fourth	Third	Second

Assets under management by investment type:
Equity	$37,290	$36,405	$35,370	$34,912	$34,959
Securities lending	22,827	22,985	20,938	20,702	20,536
Fixed income	10,742	10,882	11,264	11,492	11,957
Money market	8,590	9,286	9,572	9,235	9,355
Hedge funds	900	—	—	—	—

Total	$80,349	$79,558	$77,144	$76,341	$76,807

Proprietary mutual funds included in assets under management:
Money market	$7,014	$7,606	$7,884	$7,549	$7,758
Equity	5,039	5,063	4,594	4,331	3,911
Fixed income	653	703	722	738	767

Total	$12,706	$13,372	$13,200	$12,618	$12,436

Service charges on deposit accounts. Service charges on deposit accounts were up slightly from the prior year, but have been on a downward trend over the past few years, due primarily to reductions in the levels of overdraft and maintenance fees charged to clients. The downward trend in overdraft fees reflects enhanced capabilities such as “real time” posting that allow clients to better manage their accounts. Maintenance fees have been lower because a higher proportion of Key’s clients have elected to use Key’s free checking products. In addition, as interest rates increase, commercial clients are able to cover a larger portion of their service charges with credits earned on compensating balances.
Investment banking and capital markets income. As shown in Figure 10, the increase in income from investment banking and capital markets activities compared to the second quarter of 2005, was due primarily to higher income from investment banking transactions.
The increase from the first six months of last year was attributable largely to growth in income from both investment banking transactions and other investments. Included in income from other investments in the current year is a $25 million gain that resulted from the initial public offering completed by the New York Stock Exchange in March 2006. The favorable effect of this gain was offset in part during the second quarter by a $5 million write-down to fair value of the shares obtained in the transaction. The growth in investment banking and capital markets income was moderated by a decline in income from dealer trading and derivatives. Results for the first six months of 2005 included $11 million of derivative income recorded during the first quarter in connection with the sale of Key’s indirect automobile loan portfolio.
Figure 10. Investment Banking and Capital Markets Income

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Investment banking income	$26	$19	$7	36.8%	$48	$36	$12	33.3%
Dealer trading and derivatives income	11	10	1	10.0	18	29	(11)	(37.9)
Income from other investments	11	13	(2)	(15.4)	32	23	9	39.1
Foreign exchange income	11	9	2	22.2	21	18	3	16.7

Total investment banking and capital markets income	$59	$51	$8	15.7%	$119	$106	$13	12.3%

Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2005, Key completed the sale of the prime segment of the indirect automobile loan portfolio, resulting in a gain of $19 million. However, this gain was partially offset by a $9 million impairment charge in the education lending business recorded during the same quarter. The types of loans sold during 2005 and the first six months of 2006 are presented in Figure 15 on page 54.

Net gains (losses) from principal investing. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. Principal investments consist of direct and indirect investments in predominantly privately held companies. These investments are carried on the balance sheet at fair value ($846 million at June 30, 2006, and $814 million at June 30, 2005). Thus, the net gains and losses presented in Figure 7 stem from changes in estimated fair values as well as actual gains and losses on sales of principal investments. As discussed earlier, during the second quarter of 2005, Key received a $15 million distribution in the form of dividends and interest from principal investing activities. This revenue was recorded in net interest income.
Noninterest expense
Noninterest expense for the second quarter of 2006 was $816 million, compared to $753 million for the second quarter of 2005. For the first six months of the year, noninterest expense was $1.6 billion, compared to $1.5 billion for the first half of last year.
As shown in Figure 11, personnel expense rose by $45 million, and nonpersonnel expense increased by $18 million from the year-ago quarter. The increase in nonpersonnel expense included a $10 million rise in professional fees and a $6 million increase in net occupancy expense.
For the year-to-date period, personnel expense grew by $60 million, and nonpersonnel expense rose by $4 million from the first six months of 2005. The increase in nonpersonnel expense was attributable to a $15 million rise in professional fees, an $8 million increase in operating lease expense and smaller increases in several other expense components. In addition, results for the first six months of 2005 included a $9 million credit to the provision for losses on lending-related commitments. These increases were substantially offset by reductions in net occupancy expense and marketing expense.
Figure 11. Noninterest Expense

	Three months ended June 30,		Change		Six months ended June 30,			Change
dollars in millions	2006	2005	Amount	Percent	2006	2005		Amount	Percent

Personnel	$431	$386	$45	11.7%	$836	$776		$60	7.7%
Net occupancy	61	55	6	10.9	124	146	[a]	(22)	(15.1)
Computer processing	49	50	(1)	(2.0)	105	101		4	4.0
Operating lease expense	45	40	5	12.5	86	78		8	10.3
Professional fees	40	30	10	33.3	73	58		15	25.9
Marketing	28	34	(6)	(17.6)	46	59		(13)	(22.0)
Equipment	26	28	(2)	(7.1)	52	56		(4)	(7.1)
Other expense:
Postage and delivery	12	12	—	—	25	25		—	—
Franchise and business taxes	10	9	1	11.1	20	17		3	17.6
Telecommunications	7	8	(1)	(12.5)	14	15		(1)	(6.7)
OREO expense, net	1	2	(1)	(50.0)	2	4		(2)	(50.0)
Provision (credit) for losses on lending-related commitments	—	2	(2)	(100.0)	—	(9)		9	100.0
Miscellaneous expense	106	97	9	9.3	203	196		7	3.6

Total other expense	136	130	6	4.6	264	248		16	6.5

Total noninterest expense	$816	$753	$63	8.4%	$1,586	$1,522		$64	4.2%

Average full-time equivalent employees	19,931	19,429	502	2.6%	19,813	19,534		279	1.4%

(a)	Includes a charge of $30 million recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
The following discussion explains the composition of certain components of Key’s noninterest expense and the factors that caused those components to change.

Personnel. As shown in Figure 12, personnel expense, the largest category of Key’s noninterest expense, rose by $60 million, or 8%, from the first six months of 2005. This growth was due to additional costs incurred in connection with business expansion, an increase in employee benefits expense and higher incentive compensation accruals.
Figure 12. Personnel Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries	$235	$218	$17	7.8%	$466	$435	$31	7.1%
Incentive compensation	100	88	12	13.6	179	163	16	9.8
Employee benefits	76	64	12	18.8	157	138	19	13.8
Stock-based compensation [a]	18	14	4	28.6	32	32	—	—
Severance	2	2	—	—	2	8	(6)	(75.0)

Total personnel expense	$431	$386	$45	11.7%	$836	$776	$60	7.7%

(a)	Excludes directors’ stock-based compensation of $.3 million and $.4 million for the three-month periods ended June 30, 2006 and 2005 respectively, and $.6 million and $.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. Directors’ stock-based compensation is included in the “miscellaneous expense” component shown in Figure 11.
Effective January 1, 2006, Key adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R changed the manner in which forfeited stock-based awards must be accounted for and reduced Key’s stock-based compensation expense for the first half of 2006 by $4 million. Additional information pertaining to this accounting change is presented in Note 1 (“Basis of Presentation”) under the heading “Stock-Based Compensation” on page 7.
For the second quarter of 2006, the average number of full-time equivalent employees was 19,931, compared to 19,694 for the first quarter of 2006 and 19,429 for the year-ago quarter.
Net occupancy. During the first quarter of 2005, the Securities and Exchange Commission issued interpretive guidance, applicable to all publicly held companies, related to the accounting for operating leases. As a result of this guidance, Key recorded a net occupancy charge of $30 million during the first quarter of last year to adjust the accounting for rental expense associated with such leases from an escalating to a straight-line basis.
Professional fees. The $15 million, or 26%, increase in professional fees from the first six months of 2005 was due in part to higher costs associated with Key’s efforts to strengthen its compliance controls.
Income taxes
The provision for income taxes was $129 million for the second quarter of 2006, compared to $115 million for the comparable period in 2005. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 29.5% for the second quarter of 2006, compared to 28.3% for the year-ago quarter. For the first six months of 2006, the provision for income taxes was $245 million, compared to $224 million for the first half of 2005. The effective tax rates for these periods were 29.3% and 28.8%, respectively.
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

In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the Internal Revenue Service (“IRS”) may challenge a particular tax position taken by Key. The IRS has completed its review of Key’s tax returns for the 1995 through 2000 tax years and has disallowed all LILO deductions taken in the 1995 through 1997 tax years and all deductions taken in the 1998 through 2000 tax years that relate to certain lease financing transactions. In addition, the IRS is currently conducting audits of the 2001 through 2003 tax years. Key expects that the IRS will disallow all similar deductions taken in those years. Further information on Key’s position on these matters and on the potential implications is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 26.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance that will change the manner in which income from a leveraged lease is accounted for when there is either a change or projected change in the timing of cash flows relating to income taxes generated by the lease. In addition, the FASB concurrently issued new guidance related to the accounting for uncertain tax positions. The new guidance related to each of these matters is summarized in Note 12 under the heading “Tax-Related Accounting Pronouncements Pending Adoption” on page 27.

Financial Condition
Loans and loans held for sale
At June 30, 2006, total loans outstanding were $67.4 billion, compared to $66.5 billion at December 31, 2005, and $64.7 billion at June 30, 2005. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 18. The growth in our loans over the past twelve months was attributable largely to stronger demand for commercial loans in an improving economy.
Commercial loan portfolio. Commercial loans outstanding increased by $3.1 billion, or 7%, from one year ago, reflecting improvement in the economy. The overall growth in the commercial loan portfolio was broad-based and spread among a number of industry sectors.
Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At June 30, 2006, Key’s commercial real estate portfolio included mortgage loans of $8.0 billion and construction loans of $7.8 billion. The average size of a mortgage loan was $.6 million, and the largest mortgage loan had a balance of $150 million. The average size of a construction loan commitment was $5.6 million. The largest construction loan commitment was $125 million, of which $92 million was outstanding.
Key conducts its commercial real estate lending business through two primary sources: a thirteen-state banking franchise and Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. Real Estate Capital deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 61% of Key’s total average commercial real estate loans during the second quarter of 2006. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 13, is diversified by both industry type and geographic location of the underlying collateral.
Figure 13. Commercial Real Estate Loans

June 30, 2006	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$349	$1,675	$171	$172	$483	$1,315	$4,165	26.4%
Multi-family properties	252	281	125	283	493	478	1,912	12.1
Retail properties	93	157	68	432	244	255	1,249	7.9
Land and development	48	249	101	96	132	117	743	4.7
Office buildings	67	165	8	227	59	143	669	4.3
Warehouses	90	71	25	127	50	156	519	3.3
Health facilities	—	—	18	51	—	27	96	.6
Manufacturing facilities	4	1	11	24	4	19	63	.4
Hotels/Motels	7	8	—	2	1	2	20	.1
Other	234	152	1	249	25	132	793	5.1

	1,144	2,759	528	1,663	1,491	2,644	10,229	64.9
Owner-occupied	719	564	94	1,455	515	2,185	5,532	35.1

Total	$1,863	$3,323	$622	$3,118	$2,006	$4,829	$15,761	100.0%

Nonowner-occupied:
Nonperforming loans	$4	—	—	$3	$3	—	$10	N/M
Accruing loans past due 90 days or more	2	—	—	1	—	—	3	N/M
Accruing loans past due 30 through 89 days	55	$46	—	6	35	$17	159	N/M

Northeast	—	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont
Southeast	—	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia
Southwest	—	Arizona, Nevada and New Mexico
Midwest	—	Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin
Central	—	Arkansas, Colorado, Oklahoma, Texas and Utah
West	—	Alaska, California, Hawaii, Montana, Oregon, Washington and Wyoming
N/M = Not Meaningful

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
Management believes Key has both the scale and array of products to compete on a world-wide basis in the specialty of equipment lease financing. This business is conducted through the Equipment Finance line of business and continues to benefit from the fourth quarter 2004 acquisition of American Express Business Finance Corporation (“AEBF”), the equipment leasing unit of American Express’ small business division. AEBF had commercial loan and lease financing receivables of approximately $1.5 billion at the date of acquisition. During the first quarter of 2006, Key reclassified $792 million of loans from the commercial lease financing portfolio to the commercial, financial and agricultural portfolio to more accurately reflect the nature of these receivables. Prior period balances were not reclassified as the historical data was not available.
Consumer loan portfolio. Consumer loans outstanding decreased by $363 million, or 2%, from one year ago. The decline was largely attributable to the sale of $267 million of home equity loans within Key’s National Home Equity unit, as well as a general slowdown in the level of home equity loan originations over the past year. Excluding loan sales and acquisitions, consumer loans would have decreased by $186 million, or 1%, during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Regional Banking line of business (responsible for 75% of the home equity portfolio at June 30, 2006) and the National Home Equity unit within our Consumer Finance line of business. The National Home Equity unit has two components: Champion Mortgage, a home equity finance business, and Key Home Equity Services, which works with home improvement contractors to provide home equity and home improvement solutions. On August 1, 2006, Key announced that it is considering the sale of its Champion Mortgage business. Key has hired UBS Investment Bank to assist the Board of Directors and management with the possible sale of this business. There can be no assurance that any agreements will be executed or that any transactions will be approved or consummated.
Figure 14 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 14. Home Equity Loans

	2006		2005
dollars in millions	Second	First	Fourth	Third	Second

SOURCES OF LOANS OUTSTANDING AT PERIOD END
Regional Banking	$10,122	$10,100	$10,232	$10,345	$10,404

Champion Mortgage	2,458	2,483	2,465	2,770	2,824
Key Home Equity Services	929	846	791	757	693

National Home Equity unit	3,387	3,329	3,256	3,527	3,517

Total	$13,509	$13,429	$13,488	$13,872	$13,921

Nonperforming loans at period end	$90	$97	$79	$75	$74
Net charge-offs for the period	7	6	5	6	5
Yield for the period	7.36%	7.19%	7.00%	6.72%	6.49%

Loans held for sale. As shown in Note 6, Key’s loans held for sale rose to $4.2 billion at June 30, 2006, from $3.4 billion at December 31, 2005, and $3.3 billion at June 30, 2005, due primarily to originations in the education, commercial mortgage, and commercial, financial and agricultural loan portfolios.

Sales and securitizations. We have continued to use alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, over the past several years, several acquisitions have improved our ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $2.4 billion of commercial real estate loans, $1.2 billion of education loans ($909 million through securitizations), $403 million of commercial loans and leases, $345 million of residential real estate loans, $267 million of home equity loans and $111 million of indirect consumer loans. Most of these sales came from the held-for-sale portfolio.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦	whether particular lending businesses meet our performance standards or fit with our relationship banking strategy;

♦	our asset/liability management needs;

♦	whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦	the relative cost of funds;

♦	the level of credit risk; and

♦	capital requirements.
Figure 15 summarizes Key’s loan sales (including securitizations) for the first half of 2006 and all of 2005.
Figure 15. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Indirect	Education	Total

2006
Second quarter	$64	$483	—	$97	—	—	$110	$754
First quarter	40	406	$105	54	—	—	172	777

Total	$104	$889	$105	$151	—	—	$282	$1,531

2005
Fourth quarter	$44	$792	$110	$95	$264	—	$834	$2,139
Third quarter	40	710	—	99	3	$111	48	1,011
Second quarter	21	336	—	99	—	635	128	1,219
First quarter	18	389	—	98	31	992	208	1,736

Total	$123	$2,227	$110	$391	$298	$1,738	$1,218	$6,105

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
Figure 16. Loans Administered or Serviced

	June 30,	March 31,	December 31,	September 30,	June 30,
in millions	2006	2006	2005	2005	2005

Commercial real estate loans	$78,348	$76,123	$72,902	$43,555	$38,630
Education loans	4,806	4,992	5,083	4,518	4,708
Commercial loans	255	247	242	233	222
Home equity loans	4	5	59	85	96
Commercial lease financing securitized	—	21	25	29	35

Total	$83,413	$81,388	$78,311	$48,420	$43,691

In the event of default, Key is subject to recourse with respect to approximately $647 million of the $83.4 billion of loans administered or serviced at June 30, 2006. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.
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
Securities
At June 30, 2006, the securities portfolio totaled $8.6 billion and included $7.1 billion of securities available for sale, $44 million of investment securities and $1.4 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2005, was $8.7 billion, including $7.3 billion of securities available for sale, $91 million of investment securities and $1.3 billion of other investments. At June 30, 2005, the securities portfolio totaled $8.7 billion and included $7.3 billion of securities available for sale, $59 million of investment securities and $1.4 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMO”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At June 30, 2006, Key had $6.8 billion invested in CMOs and other mortgage-backed securities, compared to $6.5 billion at December 31, 2005 and $6.7 billion at June 30, 2005. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-duration class bonds that are structured to have more predictable cash flows than longer-term class bonds.
The weighted-average maturity of Key’s securities available-for-sale portfolio was 2.6 years at June 30, 2006, compared to 2.4 years at December 31, 2005 and 2.2 years at June 30, 2005.
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

Figure 17. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained					Weighted-
	Agencies and	Political	Mortgage	Backed	Interests in	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]		Total		Yield [c]

JUNE 30, 2006
Remaining maturity:
One year or less	$13	$1	$315	$8	$11	$62		$410		5.05%
After one through five years	5	3	6,228	140	88	109		6,573		4.48
After five through ten years	4	6	13	38	68	2		131		9.71
After ten years	2	7	2	12	—	3		26		7.20

Fair value	$24	$17	$6,558	$198	$167	$176		$7,140		—
Amortized cost	24	17	6,772	202	122	170		7,307		4.62%
Weighted-average yield [c]	4.58%	6.95%	4.25%	5.69%	23.17%	5.48%	[d]	4.62%	[d]	—
Weighted-average maturity	3.3 years	11.2 years	2.5 years	4.5 years	5.5 years	3.7 years		2.6 years		—

DECEMBER 31, 2005
Fair value	$268	$18	$6,298	$234	$182	$269		$7,269		—
Amortized cost	267	17	6,455	233	115	261		7,348		4.42%

JUNE 30, 2005
Fair value	$270	$20	$6,398	$279	$177	$127		$7,271		—
Amortized cost	270	19	6,498	274	97	121		7,279		4.36%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $141 million at June 30, 2006, that have no stated yield.
Investment securities. Securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 18 shows the composition, yields and remaining maturities of these securities.
Figure 18. Investment Securities

	States and			Weighted-
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

JUNE 30, 2006
Remaining maturity:
One year or less	$10	$2	$12	8.52%
After one through five years	18	13	31	6.65
After five through ten years	1	—	1	9.50

Amortized cost	$29	$15	$44	7.23%
Fair value	30	15	45	—
Weighted-average maturity	1.8 years	2.1 years	1.9 years	—

DECEMBER 31, 2005
Amortized cost	$35	$56	$91	5.25%
Fair value	36	56	92	—

JUNE 30, 2005
Amortized cost	$46	$13	$59	7.60%
Fair value	48	13	61	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
Other investments. Principal investments – investments in equity and mezzanine instruments made by Key’s Principal Investing unit ___are carried at fair value, which aggregated $846 million at June 30, 2006, $800 million at December 31, 2005, and $814 million at June 30, 2005. Principal investments represent approximately 61% of “other investments” at June 30, 2006. These investments include direct and indirect investments ___predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

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
Deposits and other sources of funds
“Core deposits” ___ domestic deposits other than certificates of deposit of $100,000 or more ___ are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the second quarter of 2006, core deposits averaged $51.6 billion and represented 63% of the funds Key used to support earning assets, compared to $46.8 billion and 60%, respectively, during the same quarter in 2005. The composition of Key’s deposits is shown in Figure 5, which spans pages 44 and 45.
The increase in the level of Key’s average core deposits during the past twelve months was due to higher levels of money market deposit accounts, time deposits and noninterest-bearing deposits. These results reflect client preferences for investments that provide high levels of liquidity in a changing interest rate environment. The growth in money market deposit accounts also benefited from the introduction of new products in 2005 and 2006. Average noninterest-bearing deposits also increased because we intensified our cross-selling efforts, focused sales and marketing efforts on our free checking products, and collected more escrow deposits associated with the servicing of commercial real estate loans.
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $14.3 billion in the second quarter of 2006, compared to $15.9 billion during the year-ago quarter. The decrease was attributable primarily to lower levels of foreign branch deposits, and federal funds purchased and securities sold under repurchase agreements. The need for this funding source has diminished as a result of strong core deposit growth, a higher level of capital and other interest-free funds, and loan sales.
We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at June 30, 2006, was $7.7 billion, up $139 million from December 31, 2005. Factors contributing to the change in shareholders’ equity during the first half of 2006 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Changes in common shares outstanding. Figure 19 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 19. Changes in Common Shares Outstanding

in thousands	2Q06	1Q06	4Q05	3Q05	2Q05

Shares outstanding at beginning of period	405,273	406,624	408,542	408,231	407,297
Issuance of shares under employee benefit and dividend reinvestment plans	1,399	4,649	1,332	1,561	934
Repurchase of common shares	(4,000)	(6,000)	(3,250)	(1,250)	—

Shares outstanding at end of period	$402,672	$405,273	$406,624	$408,542	$408,231

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors (“Board”). Key’s repurchase activity for each of the three months in the quarter ended June 30, 2006, is summarized in Figure 20.

Figure 20. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of each Month-End [a]

April 1-30, 2006	1,950	$36.68	1,950	14,511
May 1-31, 2006	2,050	37.27	2,050	12,461
June 1-30, 2006	—	—	—	12,461

Total	4,000	$36.98	4,000

(a)	In July 2004, the Board authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from a repurchase program authorized in September 2003. This action brought the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
At June 30, 2006, Key had 89,217,117 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first half of 2006, Key reissued 6,048,056 treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.16% at June 30, 2006, and December 31, 2005, compared to 8.08% at June 30, 2005. Key’s ratio of tangible equity to tangible assets was 6.68% at June 30, 2006, and is within our targeted range of 6.25% to 6.75%. Management believes that Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 76 of Key’s 2005 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of June 30, 2006, Key’s Tier 1 capital ratio was 7.90%, and its total capital ratio was 12.08%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk-as KeyCorp has-must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of June 30, 2006, Key had a leverage ratio of 8.82%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at June 30, 2006, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at June 30, 2006. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KBNA.
Figure 21 presents the details of Key’s regulatory capital position at June 30, 2006, December 31, 2005, and June 30, 2005.

Figure 21. Capital Components and Risk-Weighted Assets

	June 30,	December 31,	June 30,
dollars in millions	2006	2005	2005

TIER 1 CAPITAL
Common shareholders’ equity[a]	$7,862	$7,678	$7,406
Qualifying capital securities	1,792	1,542	1,542
Less: Goodwill	1,372	1,355	1,342
Other assets[b]	182	178	151

Total Tier 1 capital	8,100	7,687	7,455

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,015	1,025	1,157
Net unrealized gains on equity securities available for sale	3	4	3
Qualifying long-term debt	3,276	2,899	2,764

Total Tier 2 capital	4,294	3,928	3,924

Total risk-based capital	$12,394	$11,615	$11,379

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$78,928	$76,724	$74,153
Risk-weighted off-balance sheet exposure	24,895	25,619	24,280
Less: Goodwill	1,372	1,355	1,342
Other assets[b]	761	785	714
Plus: Market risk-equivalent assets	899	1,064	675

Risk-weighted assets	$102,589	$101,267	$97,052

AVERAGE QUARTERLY TOTAL ASSETS	$93,861	$92,206	$89,915

CAPITAL RATIOS
Tier 1 risk-based capital ratio	7.90%	7.59%	7.68%
Total risk-based capital ratio	12.08	11.47	11.72
Leverage ratio[c]	8.82	8.53	8.49

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b), deductible portions of nonfinancial equity investments and net unrealized gains or losses on securities available for sale.

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
When an increase in short-term interest rates is expected to generate lower net interest income, the balance sheet is said to be “liability-sensitive,” meaning that rates paid on deposits and other liabilities respond more quickly to market forces than yields on loans and other assets. Conversely, when an increase in short-term interest rates is expected to generate greater net interest income, the balance sheet is said to be “asset-sensitive,” meaning that yields on loans and other assets respond more quickly to market forces than rates paid on deposits and other liabilities. Key has historically maintained a modest liability-sensitive position to increasing interest rates under our “standard” risk assessment. However, since mid-2004, Key has been operating with a neutral, to slight asset-sensitive, position. Management actively monitors the risk of changes in interest rates and takes preventive actions, when deemed necessary, with the objective of assuring that net interest income at risk does not exceed internal guidelines. In addition, since rising rates typically reflect an improving economy, management expects that Key’s lines of business could increase their portfolios of market-rate loans and deposits, which would mitigate the effect of rising rates on Key’s interest expense.
As discussed above, since mid-2004, Key has been operating with a neutral, to slight asset-sensitive, position. Deposit growth, sales of fixed-rate consumer loans, and a smaller portfolio of receive fixed A/LM interest rate swaps have contributed to Key’s efforts to manage net interest income during this period as short-term interest rates have increased. Additionally, management has refined simulation model assumptions to address anticipated changes in deposit pricing on select products in a very competitive marketplace. Key manages interest rate risk with a long-term perspective. Although our rate risk guidelines currently call for a neutral position, our bias is to be modestly liability-sensitive in the long run.
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
Another simulation, using Key’s “most likely balance sheet,” assumes that the balance sheet will grow at levels consistent with consensus economic forecasts. Investments used for A/LM purposes will be allowed to mature without replacement, and term debt used for liquidity management purposes will be incorporated to ensure a prudent level of liquidity. Forecasted loan, security, and deposit growth in the simulation model produces incremental risks, such as gap risk, option risk and basis risk, that may increase interest rate risk. To mitigate these risks, management makes assumptions about future on- and off-balance sheet management strategies. In this simulation, we are testing the sensitivity of net interest income to future balance sheet volume changes while simultaneously capturing the effect of hypothetical changes in interest rates on future net interest income volatility. As of June 30, 2006, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .02% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Conversely, if short-term interest rates gradually decrease by 200 basis points over the next twelve months, net interest income would be expected to increase by approximately .59% over the next year.
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
As of June 30, 2006, based on the results of a model in which we simulate the effect of a gradual 200 basis point increase in short-term interest rates only in the second year of a two-year time horizon, using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to decrease by approximately .61%. Conversely, if short-term interest rates gradually decrease by 200 basis points in the second year but remain unchanged in the first year, net interest income would be expected to increase by approximately 1.19% during the second year.
The results of the above second year scenarios reflect management’s intention to gradually move to a slight liability-sensitive position to rising interest rates. Given the current expectations for moderate increases in short-term interest rates, we currently plan to add moderate amounts of receive fixed/pay variable interest rate swaps during the second half of 2006 in support of a gradual change to liability sensitivity.
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
We actively manage our interest rate sensitivity through securities, debt issuance and derivatives. Key’s two major business groups conduct activities that generally result in an asset-sensitive position. To compensate, we typically issue floating-rate debt, or fixed-rate debt swapped to floating, so that the rates paid on deposits and borrowings in the aggregate will respond more quickly to market forces. Interest rate swaps are the primary tool we use to modify our interest rate sensitivity, and our asset and liability durations.
The decision to use interest rate swaps rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 22 shows the maturity structure for all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 31.
Figure 22. Portfolio Swaps By Interest Rate Risk Management Strategy

	June 30, 2006					June 30, 2005
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LMa	$5,900	$(40)	1.2	4.9%	5.2%	$3,400	$1
Receive fixed/pay variable—conventional debt	6,333	(160)	9.8	5.3	5.2	5,663	282
Pay fixed/receive variable—conventional debt	955	5	5.1	4.1	4.1	967	(42)
Foreign currency—conventional debt	2,730	5	3.3	3.5	5.4	2,497	(86)
Basis swaps[b]	500	—	1.1	5.3	5.2	9,800	(1)

Total portfolio swaps	$16,418	$(190)	5.1	4.8%	5.2%	$22,327	$154

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.

(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Key’s securities and term debt portfolios are also used to manage interest rate risk. Details regarding Key’s securities can be found in the discussion of securities, which begins on page 55, and in Note 5 (“Securities”), which begins on page 16. Collateralized mortgage obligations, the majority of which have relatively short average lives, have been used in conjunction with swaps to manage our interest rate risk position.
Trading portfolio risk management
Key’s trading portfolio is described in Note 14.
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter. Key’s Financial Markets Committee has established VAR limits for our trading units. At June 30, 2006, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.
Key is operating within the above constraints. During the first six months of 2006, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.4 million, $.7 million and $2.6 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.7 million, $1.0 million and $5.3 million, respectively.
As noted in the discussion of investment banking and capital markets income on page 48, Key used interest rate swaps to manage the economic risk associated with its sale of the indirect automobile loan portfolio. Even though these derivatives were not subject to VAR trading limits, Key measured their exposure on a daily basis and the results are included in the VAR amounts indicated above for the first six months of 2005. The daily average, minimum and maximum VAR exposures for these derivatives were $1.4 million, $.09 million and $3.6 million, respectively.

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
In addition to the processes described in the Annual Report, management uses credit derivatives to mitigate Key’s credit risk. One of the primary instruments used in this regard is credit default swaps. Through the purchase of these swaps, Key is able to transfer a portion of the credit risk associated with the underlying extension of credit to a third party. At June 30, 2006, credit default swaps with a notional amount of $672 million were used to manage the credit risk associated with specific commercial lending obligations. Key also provides credit protection through the sale of credit default swaps. These transactions generate fee income and can also be used to diversify overall exposure to credit loss. At June 30, 2006, the notional amount of credit default swaps sold by Key was $25 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the first six months of 2006.
Allowance for loan losses. The allowance for loan losses at June 30, 2006, was $956 million, or 1.42% of loans. This compares with $966 million, or 1.45% of loans, at December 31, 2005, and $1.100 billion, or 1.70% of loans, at June 30, 2005. The allowance includes $8 million that was specifically allocated for impaired loans of $26 million at June 30, 2006, compared to $6 million that was allocated for impaired loans of $9 million at December 31, 2005, and $8 million that was allocated for impaired loans of $30 million one year ago. For more information about impaired loans, see Note 8 (“Nonperforming Assets and Past Due Loans”) on page 20. At June 30, 2006, the allowance for loan losses was 342.65% of nonperforming loans, compared to 348.74% at December 31, 2005, and 376.71% at June 30, 2005.
Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 59 of Key’s 2005 Annual Report to Shareholders. Briefly, management allocates an allowance to an impaired loan by applying an assumed rate of loss to the outstanding balance based on the credit rating assigned to the loan. If the outstanding balance is greater than $2.5 million, and the resulting allocation is deemed insufficient to cover the extent of the impairment, a specific allowance is assigned to the loan. Management estimates the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, including, if applicable, the fair value of any collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at June 30, 2006, represents management’s best estimate of the losses inherent in the loan portfolio at that date.

Watch credits are loans with the potential for further deterioration in quality due to the debtor’s current financial condition and related inability to perform in accordance with the terms of the loan. The level of watch credits in the commercial loan portfolio increased from both the first quarter of 2006 and the second quarter of 2005. The increase from both periods was concentrated in the commercial real estate, institutional and leasing portfolios. This recent increase reflects the fluctuations that occur in portfolios over time and is not believed to be indicative of an emerging trend.
As shown in Figure 23, Key’s allowance for loan losses decreased by $134 million, or 12%, during the second half of 2005. This reduction was attributable to improving credit quality trends, as well as charge-offs of $134 million recorded in the commercial passenger airline lease portfolio.
Figure 23. Allocation of the Allowance for Loan Losses

	June 30, 2006			December 31, 2005			June 30, 2005
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loan Type to		Allowance to	Loan Type to		Allowance to	Loan Type to
dollars in millions	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans	Amount	Total Allowance	Total Loans

Commercial, financial and agricultural	$533	55.7%	32.0%	$524	54.3%	31.0%	$550	50.0%	29.9%
Real estate — commercial mortgage	36	3.8	11.9	38	3.9	12.6	36	3.3	13.2
Real estate — construction	129	13.5	11.5	136	14.1	10.7	143	13.0	9.6
Commercial lease financing	122	12.8	14.7	123	12.7	15.5	212	19.2	15.6

Total commercial loans	820	85.8	70.1	821	85.0	69.8	941	85.5	68.3
Real estate — residential mortgage	9	.9	2.1	9	.9	2.2	10	.9	2.3
Home equity	56	5.9	20.0	62	6.4	20.3	68	6.2	21.5
Consumer — direct	38	4.0	2.5	40	4.2	2.7	44	4.0	2.8
Consumer — indirect	33	3.4	5.3	34	3.5	5.0	37	3.4	5.1

Total consumer loans	136	14.2	29.9	145	15.0	30.2	159	14.5	31.7

Total	$956	100.0%	100.0%	$966	100.0%	100.0%	$1,100	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the second quarter of 2006 totaled $34 million, or .21% of average loans. These results compare to net charge-offs of $48 million, or .30% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 24. The decrease in net charge-offs from the year-ago quarter occurred primarily in the commercial mortgage, commercial lease financing and indirect consumer loan portfolios.

Figure 24. Summary of Loan Loss Experience

	Three months ended June 30,		Six months ended June 30,
dollars in millions	2006	2005	2006	2005

Average loans outstanding during the period	$67,442	$64,491	$67,064	$64,136

Allowance for loan losses at beginning of period	$966	$1,128	$966	$1,138
Loans charged off:
Commercial, financial and agricultural	20	19	44	44

Real estate — commercial mortgage	3	9	6	12
Real estate — construction	—	—	2	5

Total commercial real estate loans[a]	3	9	8	17
Commercial lease financing	8	13	14	25

Total commercial loans	31	41	66	86
Real estate — residential mortgage	2	2	3	4
Home equity	8	7	16	13
Consumer — direct	9	10	19	18
Consumer — indirect	9	15	20	32

Total consumer loans	28	34	58	67

	59	75	124	153
Recoveries:
Commercial, financial and agricultural	7	5	19	10

Real estate — commercial mortgage	—	—	1	1
Real estate — construction	—	2	—	2

Total commercial real estate loans[a]	—	2	1	3
Commercial lease financing	9	10	14	20

Total commercial loans	16	17	34	33
Real estate — residential mortgage	1	1	1	1
Home equity	1	2	3	3
Consumer — direct	2	2	4	4
Consumer — indirect	5	5	9	10

Total consumer loans	9	10	17	18

	25	27	51	51

Net loans charged off	(34)	(48)	(73)	(102)
Provision for loan losses	24	20	63	64

Allowance for loan losses at end of period	$956	$1,100	$956	$1,100

Net loan charge-offs to average loans	.21%	.30%	.22%	.32%
Allowance for loan losses to period-end loans	1.42	1.70	1.42	1.70
Allowance for loan losses to nonperforming loans	342.65	376.71	342.65	376.71

(a)	See Figure 13 and the accompanying discussion on pages 52 and 53 for more information related to Key’s commercial real estate portfolio.
Key also has a separate allowance for probable credit losses inherent in lending-related commitments. This allowance is included in “accrued expense and other liabilities” on the balance sheet and totaled $59 million at June 30, 2006, and December 31, 2005, compared to $57 million at June 30, 2005. Key establishes the amount of this allowance by analyzing its lending-related commitments quarterly, or more often if deemed necessary.

Nonperforming assets. Figure 25 shows the composition of Key’s nonperforming assets. These assets totaled $308 million at June 30, 2006, and represented .46% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared to $307 million, or .46%, at December 31, 2005, and $338 million, or .52%, at June 30, 2005. As shown in Figure 25, over the last twelve months nonperforming loans in the commercial lease financing portfolio decreased by $44 million, due in part to the charge-off of several credits within the commercial passenger airline portfolio recorded last year. This reduction was substantially offset by higher levels of nonperforming loans in the commercial, financial and agricultural, and home equity loan portfolios.
At June 30, 2006, our 20 largest nonperforming loans totaled $82 million, representing 29% of total loans on nonperforming status.
The level of Key’s delinquent loans rose during the first six months of 2006, but the level of these loans has been trending downward over the past several years due largely to strategic changes, such as reductions in credit-only client relationships, in the composition of Key’s loan portfolio. Over the course of a normal business cycle, there will be fluctuations in the level of Key’s delinquent loans.
Figure 25. Summary of Nonperforming Assets and Past Due Loans

	June 30,	March 31,	December 31,	September 30,	June 30,
dollars in millions	2006	2006	2005	2005	2005

Commercial, financial and agricultural	$76	$68	$63	$50	$58

Real estate — commercial mortgage	40	42	43	33	36
Real estate — construction	4	4	2	3	3

Total commercial real estate loans[a]	44	46	45	36	39
Commercial lease financing	29	29	39	151	73

Total commercial loans	149	143	147	237	170
Real estate — residential mortgage	31	43	41	40	38
Home equity	90	97	79	75	74
Consumer — direct	3	6	2	3	4
Consumer — indirect	6	6	8	5	6

Total consumer loans	130	152	130	123	122

Total nonperforming loans	279	295	277	360	292

Nonperforming loans held for sale	1	2	3	2	1

OREO	26	21	25	29	33
Allowance for OREO losses	(1)	(1)	(2)	(3)	(2)

OREO, net of allowance	25	20	23	26	31
Other nonperforming assets [b]	3	3	4	5	14

Total nonperforming assets	$308	$320	$307	$393	$338

Accruing loans past due 90 days or more	$119	$107	$90	$94	$74
Accruing loans past due 30 through 89 days	600	498	491	550	475

Nonperforming loans to period-end loans	.41%	.44%	.42%	.55%	.45%
Nonperforming assets to period-end loans plus OREO and other nonperforming assets	.46	.48	.46	.60	.52

(a)	See Figure 13 and the accompanying discussion on pages 52 and 53 for more information related to Key’s commercial real estate portfolio.

(b)	Primarily collateralized mortgage-backed securities.
Credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 26. The types of activity that caused the change in Key’s nonperforming loans during each of the last two quarters are summarized in Figure 27.

Figure 26. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
June 30, 2006	Total	Loans		% of Loans
dollars in millions	Commitments [a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,694	$3,635	$36	.99%
Services	10,171	3,512	8	.23
Retail trade	6,007	3,446	2	.06
Financial services	5,347	2,308	—	—
Public utilities	3,692	519	—	—
Property management	3,764	1,625	—	—
Wholesale trade	3,204	1,491	7	.47
Insurance	2,098	105	—	—
Building contractors	2,337	1,148	5	.44
Communications	877	296	1	.34
Public administration	1,222	434	—	—
Transportation	2,171	1,506	7	.46
Agriculture/forestry/fishing	924	569	2	.35
Mining	659	201	—	—
Individuals	77	52	—	—
Other	1,218	751	8	1.07

Total	$54,462	$21,598	$76	.35%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 27. Summary of Changes in Nonperforming Loans

	2006		2005
in millions	Second	First	Fourth

Balance at beginning of period	$295	$277	$360
Loans placed on nonaccrual status	98	100	142
Charge-offs	(59)	(65)	(187)
Loans sold	(6)	(2)	(2)
Payments	(45)	(15)	(27)
Transfers to OREO	(4)	—	—
Loans returned to accrual status	—	—	(9)

Balance at end of period	$279	$295	$277

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
In accordance with A/LM policy, Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on liquidity over various time periods. These debt ratings, which are presented in Figure 28 on page 71, have a direct impact on our cost of funds and our ability to raise funds under normal as well as adverse conditions. The results of our stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions to our access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how we would manage fluctuations on the balance sheet. Several alternatives for enhancing Key’s liquidity are actively managed on a regular basis. These include emphasizing client deposit generation, securitization market alternatives, loan sales, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Key also measures its capacity to borrow using various debt instruments and funding markets. Moreover, Key will, on occasion, guarantee a subsidiary’s obligations in transactions with third parties. Management closely monitors the extension of such guarantees to ensure that Key will retain ample liquidity in the event it must step in to provide financial support.
Key also maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at June 30, 2006.
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
Since December 31, 2004, the primary sources of cash from financing activities have been the growth in deposits, the issuance of long-term debt and, during 2005, the use of short-term borrowings. Significant outlays of cash since December 31, 2004, have been made to repay debt issued in prior periods. During the first six months of 2006, cash outlays were also made to reduce the level of short-term borrowings.
The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the six-month periods ended June 30, 2006 and 2005.

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
During the first six months of 2006, KBNA paid the parent a total of $565 million in dividends, and nonbank subsidiaries did not pay any dividends. As of the close of business on June 30, 2006, KBNA had an additional $269 million available to pay dividends to the parent company without prior regulatory approval and without affecting its status as “well-capitalized” under the FDIC-defined capital categories. The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At June 30, 2006, the parent company held $1.8 billion in short-term investments, which we projected to be sufficient to meet our debt repayment obligations over a period of approximately 23 months.
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
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first six months of 2006, there were $500 million of notes issued under this program. These notes have original maturities in excess of one year and are included in “long-term debt.” At June 30, 2006, $18.7 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and foreign currencies. During the first six months of 2006, there were $26 million of notes issued under this program. At June 30, 2006, $6.7 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. During the first six months of 2006, there were $500 million of notes issued under this program. At June 30, 2006, unused capacity under this registration statement totaled $1.2 billion.

Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of June 30, 2006, there were no borrowings outstanding under this program.
KBNA has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of June 30, 2006, borrowings outstanding under this commercial paper program totaled C$720 million in Canadian currency and $102 million in U.S. currency (equivalent to C$114 million in Canadian currency).
Key’s debt ratings are shown in Figure 28. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 28. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
June 30, 2006	Borrowings	Debt	Debt	Securities

KeyCorp (the parent company)
Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service[a]	R-1 (middle)	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 60 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 27 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in Figure 20 on page 58 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2006 Annual Meeting of Shareholders of KeyCorp held on May 11, 2006, the shareholders elected four directors to serve for three-year terms expiring in 2009 and ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of KeyCorp for the year ending December 31, 2006. Director nominees for terms expiring in 2009 were: Ralph Alvarez, William G. Bares, Carol A. Cartwright and Thomas C. Stevens. Directors whose terms in office as directors continued after the Annual Meeting of Shareholders were: Edward P. Campbell, Alexander M. Cutler, H. James Dallas, Charles R. Hogan, Douglas J. McGregor, Lauralee E. Martin, Eduardo R. Menascé, Henry L. Meyer III, Bill R. Sanford and Peter G. Ten Eyck, II.

The vote on each issue was as follows:

	For	Against	Abstain

Election of Directors
Ralph Alvarez	339,727,082	*	9,173,903
William G. Bares	336,004,653	*	12,896,333
Carol A. Cartwright	339,483,065	*	9,417,920
Thomas C. Stevens	336,557,272	*	12,343,714

Ratification of appointment of Ernst & Young LLP as independent auditors of KeyCorp	335,735,972	10,043,155	3,121,857

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
Item 6. Exhibits
15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP

(Registrant)

Date: August 7, 2006	/s/ Robert L. Morris

	By:	Robert L. Morris
Executive Vice President
and Chief Accounting Officer