Form 10-Q
period 2006-09-30
KEYCORP /NEW/
filed 2006-11-08
CIK 91576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares with a par value of $1 each	401,580,774 Shares

(Title of class)	(Outstanding at October 31, 2006)

KEYCORP

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
dollars in millions	2006	2005	2005
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$2,957	$3,108	$2,660
Short-term investments	1,582	1,592	2,394
Securities available for sale	7,441	7,269	7,124
Investment securities (fair value: $42, $92 and $99)	41	91	98
Other investments	1,367	1,332	1,310
Loans, net of unearned income of $2,075, $2,153 and $2,188	65,551	66,478	65,575
Less: Allowance for loan losses	944	966	1,093

Net loans	64,607	65,512	64,482
Loans held for sale	7,150	3,381	3,595
Premises and equipment	567	575	593
Goodwill	1,372	1,355	1,344
Other intangible assets	127	125	109
Corporate-owned life insurance	2,754	2,690	2,658
Derivative assets	915	1,039	1,132
Accrued income and other assets	5,275	5,057	4,824

Total assets	$96,155	$93,126	$92,323

LIABILITIES
Deposits in domestic offices:
NOW and money market deposit accounts	$25,150	$24,241	$23,541
Savings deposits	1,672	1,840	1,922
Certificates of deposit ($100,000 or more)	5,734	5,156	4,783
Other time deposits	11,848	11,170	10,804

Total interest-bearing	44,404	42,407	41,050
Noninterest-bearing	13,396	13,335	12,202
Deposits in foreign office — interest-bearing	3,629	3,023	4,819

Total deposits	61,429	58,765	58,071
Federal funds purchased and securities sold under repurchase agreements	4,701	4,835	3,444
Bank notes and other short-term borrowings	2,594	1,780	3,001
Derivative liabilities	844	1,060	1,075
Accrued expense and other liabilities	4,986	5,149	5,173
Long-term debt	13,654	13,939	14,037

Total liabilities	88,208	85,528	84,801

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value; authorized 25,000,000 shares, none issued	—	—	—
Common shares, $1 par value; authorized 1,400,000,000 shares; issued 491,888,780 shares	492	492	492
Capital surplus	1,588	1,534	1,517
Retained earnings	8,371	7,882	7,719
Treasury stock, at cost (89,140,338, 85,265,173 and 83,346,435 shares)	(2,434)	(2,204)	(2,133)
Accumulated other comprehensive loss	(70)	(106)	(73)

Total shareholders’ equity	7,947	7,598	7,522

Total liabilities and shareholders’ equity	$96,155	$93,126	$92,323

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions, except per share amounts	2006	2005	2006	2005

INTEREST INCOME
Loans	$1,196	$1,006	$3,500	$2,837
Loans held for sale	131	56	272	190
Investment securities	1	1	2	3
Securities available for sale	84	84	251	244
Short-term investments	16	15	54	37
Other investments	16	12	58	44

Total interest income	1,444	1,174	4,137	3,355

INTEREST EXPENSE
Deposits	443	273	1,178	717
Federal funds purchased and securities sold under repurchase agreements	45	31	113	81
Bank notes and other short-term borrowings	24	22	75	58
Long-term debt	202	155	583	427

Total interest expense	714	481	1,949	1,283

NET INTEREST INCOME	730	693	2,188	2,072
Provision for loan losses	31	43	94	107

Net interest income after provision for loan losses	699	650	2,094	1,965

NONINTEREST INCOME
Trust and investment services income	137	135	411	408
Service charges on deposit accounts	78	82	227	228
Investment banking and capital markets income	44	62	163	168
Operating lease income	58	47	166	141
Letter of credit and loan fees	48	46	133	133
Corporate-owned life insurance income	23	26	74	78
Electronic banking fees	27	24	78	70
Net gains from loan securitizations and sales	14	12	34	41
Net securities gains (losses)	(7)	3	(2)	(2)
Other income	121	94	287	252

Total noninterest income	543	531	1,571	1,517

NONINTEREST EXPENSE
Personnel	422	414	1,258	1,190
Net occupancy	63	66	187	212
Computer processing	52	54	157	155
Operating lease expense	48	40	134	118
Professional fees	29	29	102	87
Marketing	37	29	83	88
Equipment	26	28	78	84
Other expense	131	121	395	369

Total noninterest expense	808	781	2,394	2,303

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	434	400	1,271	1,179
Income taxes	122	122	367	346

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	312	278	904	833
Cumulative effect of accounting change, net of tax (see Note 1)	—	—	5	—

NET INCOME	$312	$278	$909	$833

Per common share:
Income before cumulative effect of accounting change	$.77	$.68	$2.23	$2.04
Net income	.77	.68	2.24	2.04
Income before cumulative effect of accounting change — assuming dilution	.76	.67	2.20	2.01
Net income — assuming dilution	.76	.67	2.21	2.01
Cash dividends declared	.345	.325	1.035	.975
Weighted-average common shares outstanding (000)	403,780	410,456	405,218	409,166
Weighted-average common shares and potential common shares outstanding (000)	409,428	415,441	411,029	414,510

See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

						Accumulated
					Treasury	Other
	Common Shares	Common	Capital	Retained	Stock,	Comprehensive	Comprehensive
dollars in millions, except per share amounts	Oustanding (000)	Shares	Surplus	Earnings	at Cost	Loss	Income

BALANCE AT DECEMBER 31, 2004	407,570	$492	$1,491	$7,284	$(2,128)	$(22)
Net income				833			$833
Other comprehensive income (losses):
Net unrealized losses on securities available for sale, net of income taxes of ($21)[a]						(36)	(36)
Net unrealized gains on derivative financial instruments, net of income taxes of $4						8	8
Foreign currency translation adjustments						(22)	(22)
Minimum pension liability adjustment, net of income taxes of ($1)						(1)	(1)

Total comprehensive income							$782

Deferred compensation			27
Cash dividends declared on common shares ($.975 per share)				(398)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	4,722		(1)		119
Repurchase of common shares	(3,750)				(124)

BALANCE AT SEPTEMBER 30, 2005	408,542	$492	$1,517	$7,719	$(2,133)	$(73)

BALANCE AT DECEMBER 31, 2005	406,624	$492	$1,534	$7,882	$(2,204)	$(106)
Net income				909			$909
Other comprehensive income:
Net unrealized gains on securities available for sale, net of income taxes of $5[a]						6	6
Net unrealized gains on derivative financial instruments, net of income taxes						1	1
Net unrealized losses on common investment funds held in employee welfare benefits trust, net of income taxes						(1)	(1)
Foreign currency translation adjustments						30	30

Total comprehensive income							$945

Deferred compensation			21
Cash dividends declared on common shares ($1.035 per share)				(420)
Issuance of common shares and stock options granted under employee benefit and dividend reinvestment plans	8,624		33		227
Repurchase of common shares	(12,500)				(457)

BALANCE AT SEPTEMBER 30, 2006	402,748	$492	$1,588	$8,371	$(2,434)	$(70)

(a) Net of reclassification adjustments.
See Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flow (Unaudited)

	Nine months ended September 30,
in millions	2006	2005

OPERATING ACTIVITIES
Net income	$909	$833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	94	107
Depreciation and amortization expense	292	265
Net securities losses	2	2
Net gains from principal investing	(48)	(40)
Net gains from loan securitizations and sales	(34)	(41)
Deferred income taxes	(230)	137
Net (increase) decrease in loans held for sale	(1,295)	758
Net (increase) decrease in trading account assets	33	(255)
Other operating activities, net	(232)	(306)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(509)	1,460
INVESTING ACTIVITIES
Cash used in acquisitions, net of cash acquired	(34)	(32)
Net increase in other short-term investments	(23)	(667)
Purchases of securities available for sale	(2,730)	(2,623)
Proceeds from sales of securities available for sale	154	128
Proceeds from prepayments and maturities of securities available for sale	2,421	2,707
Purchases of investment securities	(2)	—
Proceeds from prepayments and maturities of investment securities	53	17
Purchases of other investments	(401)	(326)
Proceeds from sales of other investments	189	226
Proceeds from prepayments and maturities of other investments	209	199
Net increase in loans, excluding acquisitions, sales and transfer	(1,990)	(2,492)
Purchases of loans	(64)	(19)
Proceeds from loan securitizations and sales	298	154
Purchases of premises and equipment	(68)	(67)
Proceeds from sales of premises and equipment	4	8
Proceeds from sales of other real estate owned	20	58

NET CASH USED IN INVESTING ACTIVITIES	(1,964)	(2,729)
FINANCING ACTIVITIES
Net increase in deposits	2,674	244
Net increase in short-term borrowings	680	1,785
Net proceeds from issuance of long-term debt	1,609	2,504
Payments on long-term debt	(1,997)	(2,633)
Purchases of treasury shares	(457)	(124)
Net proceeds from issuance of common stock	207	97
Tax benefits in excess of recognized compensation cost for stock-based awards	26	—
Cash dividends paid	(420)	(398)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,322	1,475

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(151)	206
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD	3,108	2,454

CASH AND DUE FROM BANKS AT END OF PERIOD	$2,957	$2,660

Additional disclosures relative to cash flow:
Interest paid	$2,042	$1,266
Income taxes paid	328	193
Noncash items:
Loans transferred from portfolio to held for sale	$2,474	—
Loans transferred to other real estate owned	52	$40
Assets acquired	—	15
Liabilities assumed	—	7

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

Stock-based compensation. As discussed under the heading “Stock-Based Compensation” on page 7, effective January 1, 2006, Key adopted SFAS No. 123R, which replaced SFAS No. 123. This new accounting standard changes the way in which stock-based compensation must be measured and recognized in the financial statements, and the manner in which forfeited stock-based awards must be accounted for. It also requires additional disclosures pertaining to stock-based compensation plans. The required disclosures for Key are presented under the heading referred to above and in Note 10 (“Stock-Based Compensation”), which begins on page 23.
Accounting Pronouncements Pending Adoption
Employers’ accounting for defined benefit pension and other postretirement plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize an asset or liability for the overfunded or underfunded status, respectively, of its defined benefit plans. The overfunded or underfunded status is to be measured solely as the difference between the fair value of plan assets and the projected benefit obligation. In addition, any change in a plan’s funded status must be recognized in comprehensive income in the year in which it occurs. Most requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006 (effective December 31, 2006, for Key). However, the requirement to measure plan assets and liabilities as of the end of an employer’s fiscal year will not be effective until fiscal years ending after December 15, 2008 (effective December 31, 2008, for Key). Management estimates that Key will record an after-tax charge of approximately $145 million to the accumulated other comprehensive loss component of shareholders’ equity as a result of adopting this guidance for the year ending December 31, 2006. For more information about Key’s defined benefit plans, see Note 16 (“Employee Benefits”), which begins on page 78 of Key’s 2005 Annual Report to Shareholders.
Fair value measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 provides guidance on how to measure fair value when it is permitted or required under other accounting pronouncements. As such, this guidance does not expand the use of fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for Key). Management is currently evaluating the potential effect this guidance may have on Key’s financial condition or results of operations.
Accounting for uncertain tax positions. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes,” by defining the minimum threshold that a tax position must meet before any associated benefit may be recognized in a company’s financial statements. This interpretation also provides guidance on measurement and derecognition of tax benefits, and requires expanded disclosures. The interpretation will be effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key). Management is currently evaluating the potential effect this guidance may have on Key’s financial condition or results of operations. Additional information relating to this interpretation is included in Note 12 (“Income Taxes”), which begins on page 27.
Accounting for leveraged leases. In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance will affect when earnings from leveraged lease transactions would be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total cash flows occurred. This guidance will be effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key). Management currently estimates that the adoption of this guidance will result in a cumulative after-tax charge to Key’s retained earnings in the range of $50 million to $65 million. However, future earnings are expected to increase over the remaining term of the affected leases by a similar amount.
Accounting for servicing of financial assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires that servicing assets and liabilities be initially measured at fair value, if practicable. SFAS No. 156 also requires the subsequent remeasurement of servicing assets and liabilities at each reporting date using one of two methods: amortization over the servicing period or measurement at fair value. This guidance will be effective for fiscal years beginning after September 15, 2006 (effective January 1, 2007, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
Accounting for certain hybrid financial instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” A hybrid financial instrument is one where a derivative is embedded in another financial instrument. SFAS No. 155 will permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This guidance will also eliminate the prohibition on a qualifying SPE from holding certain derivative financial instruments. SFAS No. 155 will be effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (effective January 1, 2007, for Key). Adoption of this guidance is not expected to have a material effect on Key’s financial condition or results of operations.
2. Earnings Per Common Share
Key calculates its basic and diluted earnings per common share as follows:

	Three months ended September 30,		Nine months ended September 30,
dollars in millions, except per share amounts	2006	2005	2006	2005

EARNINGS
Income before cumulative effect of accounting change	$312	$278	$904	$833
Net income	312	278	909	833

WEIGHTED-AVERAGE COMMON SHARES
Weighted-average common shares outstanding (000)	403,780	410,456	405,218	409,166
Effect of dilutive common stock options and other stock awards (000)	5,648	4,985	5,811	5,344

Weighted-average common shares and potential common shares outstanding (000)	409,428	415,441	411,029	414,510

EARNINGS PER COMMON SHARE
Income per common share before cumulative effect of accounting change	$.77	$.68	$2.23	$2.04
Net income per common share	.77	.68	2.24	2.04
Income per common share before cumulative effect of accounting change — assuming dilution	.76	.67	2.20	2.01
Net income per common share — assuming dilution	.76	.67	2.21	2.01

3. Acquisitions and Divestitures
Acquisitions completed and divestitures announced by Key during 2005 and the first nine months of 2006 are summarized below. In the case of each acquisition or divestiture, the terms of the transaction either were not or are not expected to be material.
Acquisitions
Austin Capital Management, Ltd.
On April 1, 2006, Key acquired Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition.
ORIX Capital Markets, LLC
On December 8, 2005, Key acquired the commercial mortgage-backed securities servicing business of ORIX Capital Markets, LLC, headquartered in Dallas, Texas. ORIX had a servicing portfolio of approximately $27 billion at the date of acquisition.
Malone Mortgage Company
On July 1, 2005, Key acquired Malone Mortgage Company, a mortgage company headquartered in Dallas, Texas that serviced approximately $1.3 billion in loans at the date of acquisition.

Divestitures Pending as of September 30, 2006
McDonald Investments branch network
On September 6, 2006, Key announced that it has agreed to sell its McDonald Investments branch network, which includes approximately 340 financial advisors in addition to field support staff and certain fixed assets, to UBS Financial Services Inc., a subsidiary of UBS AG. Key will retain its Private Banking, Wealth Management and Trust businesses. Key will also retain its Investment Services business, which offers products such as mutual funds and annuities through its KeyCenters. The sale is expected to be completed in the first quarter of 2007.
Champion Mortgage
On August 1, 2006, Key announced that it is considering the sale of its Champion Mortgage finance business. Key has hired UBS Investment Bank to assist the Board of Directors and management with a possible sale of this business. There is no assurance that Key will enter into an agreement regarding, or consummate the sale of, this business.

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
National Home Equity provides both prime and nonprime mortgage and home equity loan products to individuals. This business unit also works with home improvement contractors to provide home equity and home improvement financing solutions.
Other Segments
Other Segments consist of Corporate Treasury and Key’s Principal Investing unit.

Reconciling Items
Total assets included under “Reconciling Items” represent primarily the unallocated portion of nonearning assets of corporate support functions. Charges related to the funding of these assets are part of net interest income and are allocated to the business segments through noninterest expense. Reconciling Items also includes intercompany eliminations and certain items that are not allocated to the business segments because they are not reflective of their normal operations.
The table that spans pages 14 and 15 shows selected financial data for each major business group for the three- and nine-month periods ended September 30, 2006 and 2005. This table is accompanied by supplementary information for each of the lines of business that comprise these groups. The information was derived from the internal financial reporting system that management uses to monitor and manage Key’s financial performance. U.S. generally accepted accounting principles (“GAAP”) guide financial accounting, but there is no authoritative guidance for “management accounting”—the way management uses its judgment and experience to make reporting decisions. Consequently, the line of business results Key reports may not be comparable with line of business results presented by other companies.
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
Effective January 1, 2006, Key reorganized and renamed its major business groups and some of its lines of business. The Community Banking group now includes Key businesses which operate primarily within our KeyCenter (branch) network. This group’s activities are conducted through two primary lines of business: Regional Banking (including McDonald Financial Group) and Commercial Banking. Key’s other major business group, National Banking, includes those corporate and consumer business units that operate both within and outside of the branch network to serve customers across the country and internationally through four primary lines of business: Real Estate Capital, Equipment Finance, Institutional and Capital Markets, and Consumer Finance. These changes are reflected in the financial data reported for all periods presented in the line of business tables.

Three months ended September 30,	Community Banking		National Banking		Other Segments
dollars in millions	2006	2005	2006	2005	2006	2005

SUMMARY OF OPERATIONS
Net interest income (TE)	$443	$432	$375	$348	$(31)	$(28)
Noninterest income	228	227	256	253	56	53

Total revenue (TE)[a]	671	659	631	601	25	25
Provision for loan losses	22	26	9	17	—	—
Depreciation and amortization expense	36	36	64	54	—	—
Other noninterest expense	434	419	276	272	7	7

Income (loss) before income taxes (TE)	179	178	282	258	18	18
Allocated income taxes and TE adjustments	67	67	106	97	(2)	(3)

Income (loss) before cumulative effect of accounting change	112	111	176	161	20	21
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$112	$111	$176	$161	$20	$21

Percent of consolidated net income	36%	40%	57%	58%	6%	7%
Percent of total segments net income	36	38	57	55	7	7

AVERAGE BALANCES
Loans and leases	$26,737	$27,131	$38,767	$37,072	$282	$377
Total assets[a]	29,718	30,026	51,347	46,708	11,503	11,645
Deposits	46,987	44,705	11,068	7,785	3,543	4,589

OTHER FINANCIAL DATA
Net loan charge-offs	$22	$25	$21	$24	—	—
Return on average allocated equity	19.20%	19.10%	17.52%	17.10%	N/M	N/M
Average full-time equivalent employees	9,080	8,743	4,573	4,418	41	40

Nine months ended September 30,	Community Banking		National Banking		Other Segments
dollars in millions	2006	2005	2006	2005	2006	2005

SUMMARY OF OPERATIONS
Net interest income (TE)	$1,311	$1,260	$1,126	$1,051	$(91)	$(77)
Noninterest income	667	663	761	724	130	130

Total revenue (TE)[a]	1,978	1,923	1,887	1,775	39	53
Provision for loan losses	71	77	23	30	—	—
Depreciation and amortization expense	110	106	182	159	—	—
Other noninterest expense	1,276	1,220	836	792	21	24

Income (loss) before income taxes (TE)	521	520	846	794	18	29
Allocated income taxes and TE adjustments	195	195	317	298	(21)	(19)

Income (loss) before cumulative effect of accounting change	326	325	529	496	39	48
Cumulative effect of accounting change	—	—	—	—	—	—

Net income (loss)	$326	$325	$529	$496	$39	$48

Percent of consolidated net income	36%	39%	58%	59%	4%	6%
Percent of total segments net income	37	37	59	57	4	6

AVERAGE BALANCES
Loans and leases	$26,760	$26,987	$39,498	$36,790	$302	$407
Total assets[a]	29,736	29,916	50,463	46,585	11,456	11,749
Deposits	46,506	43,875	10,560	7,330	3,361	5,200

OTHER FINANCIAL DATA
Net loan charge-offs	$74	$83	$42	$68	—	—
Return on average allocated equity	18.88%	18.92%	17.93%	17.63%	N/M	N/M
Average full-time equivalent employees	8,961	8,705	4,507	4,502	40	39

(a)	Substantially all revenue generated by Key’s major business groups is derived from clients resident in the United States. Substantially all long-lived assets, including premises and equipment, capitalized software and goodwill, held by Key’s major business groups are located in the United States.
(b)	“Other noninterest expense” includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
TE = Taxable Equivalent, N/A = Not Applicable, N/M = Not Meaningful

Total Segments		Reconciling Items		Key
2006	2005	2006	2005	2006	2005

$787	$752	$(36)	$(26)	$751	$726
540	533	3	(2)	543	531

1,327	1,285	(33)	(28)	1,294	1,257
31	43	—	—	31	43
100	90	—	—	100	90
717	698	(9)	(7)	708	691

479	454	(24)	(21)	455	433

171	161	(28)	(6)	143	155

308	293	4	(15)	312	278
—	—	—	—	—	—

$308	$293	$4	$(15)	$312	$278

99%	105%	1%	(5)%	100%	100%
100	100	N/A	N/A	N/A	N/A

$65,786	$64,580	$224	$178	$66,010	$64,758
92,568	88,379	2,350	2,244	94,918	90,623
61,598	57,079	(227)	(245)	61,371	56,834

$43	$49	—	—	$43	$49
18.13%	17.96%	N/M	N/M	15.88%	14.84%

13,694	13,201	6,570	6,255	20,264	19,456

Total Segments		Reconciling Items		Key
2006	2005	2006	2005	2006	2005

$2,346	$2,234	$(87)	$(71)	$2,259	$2,163
1,558	1,517	13	—	1,571	1,517

3,904	3,751	(74)	(71)	3,830	3,680
94	107	—	—	94	107
292	265	—	—	292	265
2,133	2,036	(31)	2 [b]	2,102	2,038

1,385	1,343	(43)	(73)	1,342	1,270

491	474	(53)	(37)	438	437

894	869	10	(36)	904	833
—	—	5	—	5	—

$894	$869	$15	$(36)	$909	$833

98%	104%	2%	(4)%	100%	100%
100	100	N/A	N/A	N/A	N/A

$66,560	$64,184	$149	$162	$66,709	$64,346
91,655	88,250	2,250	2,248	93,905	90,498
60,427	56,405	(159)	(224)	60,268	56,181

$116	$151	—	—	$116	$151
17.87%	17.91%	N/M	N/M	15.82%	15.36%

13,508	13,246	6,466	6,262	19,974	19,508

Supplementary information (Community Banking lines of business)

Three months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2006	2005	2006	2005

Total revenue (TE)	$570	$556	$101	$103
Provision for loan losses	27	19	(5)	7
Noninterest expense	420	406	50	49
Net income	77	82	35	29
Average loans and leases	18,722	19,093	8,015	8,038
Average deposits	43,405	41,126	3,582	3,579
Net loan charge-offs	19	23	3	2
Return on average allocated equity	19.15%	20.55%	19.31%	15.91%
Average full-time equivalent employees	8,761	8,420	319	323

Nine months ended September 30,	Regional Banking		Commercial Banking
dollars in millions	2006	2005	2006	2005

Total revenue (TE)	$1,681	$1,634	$297	$289
Provision for loan losses	73	70	(2)	7
Noninterest expense	1,235	1,187	151	139
Net income	233	235	93	90
Average loans and leases	18,756	19,169	8,004	7,818
Average deposits	42,910	40,514	3,596	3,361
Net loan charge-offs	61	70	13	13
Return on average allocated equity	19.62%	19.84%	17.25%	16.88%
Average full-time equivalent employees	8,642	8,385	319	320

Supplementary information (National Banking lines of business)

Three months ended September 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005

Total revenue (TE)	$169	$148	$137	$122	$188	$180	$137	$151
Provision for loan losses	14	4	4	5	(3)	(5)	(6)	13
Noninterest expense	70	64	82	72	110	109	78	81
Net income	53	50	32	28	50	48	41	35
Average loans and leases[a]	12,854	11,265	10,108	9,133	7,377	7,316	8,428	9,358
Average loans held for sale[a]	1,022	603	6	—	455	—	4,709	2,908
Average deposits	3,598	2,100	19	14	6,704	4,986	747	685
Net loan charge-offs (recoveries)	—	—	12	11	(1)	—	10	13
Return on average allocated equity	18.64%	19.60%	14.73%	14.32%	18.10%	18.03%	18.09%	15.58%
Average full-time equivalent employees	970	812	927	966	1,305	1,255	1,371	1,385

Nine months ended September 30,	Real Estate Capital		Equipment Finance		Institutional and Capital Markets		Consumer Finance
dollars in millions	2006	2005	2006	2005	2006	2005	2006	2005

Total revenue (TE)	$498	$389	$397	$375	$578	$524	$414	$487
Provision for loan losses	28	4	25	6	(34)	(16)	4	36
Noninterest expense	207	166	240	220	330	298	241	267
Net income	164	137	83	93	176	151	106	115
Average loans and leases[a]	12,682	10,557	9,851	8,993	7,595	7,785	9,370	9,455
Average loans held for sale[a]	765	432	16	—	237	—	3,563	3,213
Average deposits	3,428	1,783	16	12	6,394	4,896	722	639
Net loan charge-offs (recoveries)	4	7	18	14	(6)	9	26	38
Return on average allocated equity	19.65%	18.67%	13.16%	16.09%	21.69%	18.73%	15.73%	16.55%
Average full-time equivalent employees	977	781	926	982	1,264	1,221	1,340	1,518

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business. This transfer reduced average home equity loans and increased average loans held for sale by approximately $1.6 billion for the third quarter of 2006 and approximately $550 million for the first nine months of 2006.
TE = Taxable Equivalent

5. Securities
Key classifies each security held into one of four categories: trading, available for sale, investment or other investments.
Trading account securities. These are debt and equity securities that are purchased and held by Key with the intent of selling them in the near term. Trading account securities are reported at fair value ($817 million at September 30, 2006, $850 million at December 31, 2005, and $1.1 billion at September 30, 2005) and are included in “short-term investments” on the balance sheet. Realized and unrealized gains and losses on trading account securities are reported in “investment banking and capital markets income” on the income statement.
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
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit — represent the majority of other investments. These securities include direct investments (investments made in a particular company), as well as indirect investments (investments made through funds that include other investors). Principal investments are predominantly made in privately held companies and are carried at fair value ($843 million at September 30, 2006, and $800 million at December 31, 2005, and September 30, 2005). Changes in estimated fair values and actual gains and losses on sales of principal investments are included in “other income” on the income statement.
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

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$220	—	—	$220
States and political subdivisions	16	$1	—	17
Collateralized mortgage obligations	6,762	13	$125	6,650
Other mortgage-backed securities	210	2	3	209
Retained interests in securitizations	122	35	—	157
Other securities	179	9	—	188

Total securities available for sale	$7,509	$60	$128	$7,441

INVESTMENT SECURITIES
States and political subdivisions	$26	$1	—	$27
Other securities	15	—	—	15

Total investment securities	$41	$1	—	$42

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$267	$1	—	$268
States and political subdivisions	17	1	—	18
Collateralized mortgage obligations	6,455	2	$159	6,298
Other mortgage-backed securities	233	5	4	234
Retained interests in securitizations	115	67	—	182
Other securities	261	8	—	269

Total securities available for sale	$7,348	$84	$163	$7,269

INVESTMENT SECURITIES
States and political subdivisions	$35	$1	—	$36
Other securities	56	—	—	56

Total investment securities	$91	$1	—	$92

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
in millions	Cost	Gains	Losses	Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury, agencies and corporations	$283	—	—	$283
States and political subdivisions	19	—	—	19
Collateralized mortgage obligations	6,390	$1	$125	6,266
Other mortgage-backed securities	255	6	3	258
Retained interests in securitizations	98	73	—	171
Other securities	120	7	—	127

Total securities available for sale	$7,165	$87	$128	$7,124

INVESTMENT SECURITIES
States and political subdivisions	$42	$1	—	$43
Other securities	56	—	—	56

Total investment securities	$98	$1	—	$99

6. Loans and Loans Held for Sale
Key’s loans by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2006	2005	2005

Commercial, financial and agricultural [a]	$21,556	$20,579	$19,451
Commercial real estate:
Commercial mortgage	8,266	8,360	8,618
Construction	8,272	7,109	6,700

Total commercial real estate loans	16,538	15,469	15,318
Commercial lease financing [a]	9,860	10,352	10,339

Total commercial loans	47,954	46,400	45,108
Real estate — residential mortgage	1,407	1,458	1,476
Home equity [b]	10,988	13,488	13,872
Consumer — direct	1,576	1,794	1,792
Consumer — indirect:
Marine	2,982	2,715	2,676
Other	644	623	651

Total consumer — indirect loans	3,626	3,338	3,327

Total consumer loans	17,597	20,078	20,467

Total loans	$65,551	$66,478	$65,575

Key uses interest rate swaps to manage interest rate risk; these swaps modify the repricing and maturity characteristics of certain loans. For more information about such swaps, see Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders.
(a)	At March 31, 2006, Key reclassified $792 million of loans from the commercial lease financing component of the commercial loan portfolio to the commercial, financial and agricultural component to more accurately reflect the nature of these receivables. Balances presented for prior periods were not reclassified as the historical data was not available.

(b)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business.
Key’s loans held for sale by category are summarized as follows:

	September 30,	December 31,	September 30,
in millions	2006	2005	2005

Commercial, financial and agricultural	$219	$85	—
Real estate — commercial mortgage	1,062	525	$416
Real estate — construction	198	51	5
Commercial lease financing	2	—	—
Real estate — residential mortgage	21	11	21
Home equity [a]	2,485	—	1
Education	3,147	2,687	3,123
Automobile	16	22	29

Total loans held for sale	$7,150	$3,381	$3,595

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business.

Changes in the allowance for loan losses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2006	2005	2006	2005

Balance at beginning of period	$956	$1,100	$966	$1,138
Charge-offs	(70)	(69)	(194)	(222)
Recoveries	27	20	78	71

Net loans charged off	(43)	(49)	(116)	(151)
Provision for loan losses	31	43	94	107
Foreign currency translation adjustment	—	(1)	—	(1)

Balance at end of period	$944	$1,093	$944	$1,093

Changes in the allowance for credit losses on lending-related commitments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
in millions	2006	2005	2006	2005

Balance at beginning of period	$59	$57	$59	$66
Provision (credit) for losses on lending-related commitments	—	2	—	(7)

Balance at end of period [a]	$59	$59	$59	$59

(a)	Included in “accrued expense and other liabilities” on the consolidated balance sheet.
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

	Consolidated VIEs	Unconsolidated VIEs
			Maximum
in millions	Total Assets	Total Assets	Exposure to Loss

September 30, 2006
Commercial paper conduit	$190	N/A	N/A
Low-income housing tax credit (“LIHTC”) funds	353	$190	—
LIHTC investments	N/A	741	$219

N/A = Not Applicable
The noncontrolling interests associated with the consolidated LIHTC guaranteed funds are considered mandatorily redeemable instruments and are recorded in “accrued expense and other liabilities” on the balance sheet. The FASB has indefinitely deferred the measurement and recognition provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” for mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries, such as Key’s LIHTC guaranteed funds. Key currently accounts for these noncontrolling interests as minority interests and adjusts the financial statements each period for the investors’ share of the funds’ profits and losses. At September 30, 2006, the settlement value of these noncontrolling interests was estimated to be between $377 million and $448 million, while the recorded value, including reserves, totaled $346 million.
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
8. Nonperforming Assets and Past Due Loans
Impaired loans totaled $122 million at September 30, 2006, compared to $105 million at December 31, 2005, and $194 million at September 30, 2005. Impaired loans averaged $121 million for the third quarter of 2006 and $141 million for the third quarter of 2005.
Key’s nonperforming assets and past due loans were as follows:

	September 30,	December 31,	September 30,
in millions	2006	2005	2005

Impaired loans	$122	$105	$194
Other nonaccrual loans [a]	101	172	166

Total nonperforming loans	223	277	360

Nonperforming loans held for sale [a]	56	3	2

Other real estate owned (“OREO”)	52	25	29
Allowance for OREO losses	(3)	(2)	(3)

OREO, net of allowance	49	23	26
Other nonperforming assets	1	4	5

Total nonperforming assets	$329	$307	$393

Impaired loans with a specifically allocated allowance	$27	$9	$8
Allowance for loan losses allocated to impaired loans	12	6	4

Accruing loans past due 90 days or more	$125	$90	$94
Accruing loans past due 30 through 89 days	715	491	550

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business.
At September 30, 2006, Key did not have any significant commitments to lend additional funds to borrowers with loans on nonperforming status.
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
During the first nine months of 2006, the business trusts did not repurchase any capital securities or related debentures. On June 20, 2006, $250 million of securities were issued by the KeyCorp Capital VIII trust.
The debentures held by the KeyCorp Institutional Capital A and KeyCorp Institutional Capital B trusts are redeemable at the option of KeyCorp, at a premium, on or after December 1, 2006, and December 15, 2006, respectively. The capital securities are subject to mandatory redemption upon repayment of the debentures. KeyCorp intends to exercise its option to redeem the debentures held by the Capital A and Capital B trusts as soon as possible in order to minimize interest expense. Management has determined that KeyCorp will remain well-capitalized following the redemptions.
The capital securities, common stock and related debentures are summarized as follows:

			Principal	Interest Rate	Maturity
	Capital		Amount of	of Capital	of Capital
	Securities,	Common	Debentures,	Securities and	Securities and
dollars in millions	Net of Discount[a]	Stock	Net of Discount[b]	Debentures[c]	Debentures

September 30, 2006
KeyCorp Institutional Capital A	$364	$11	$361	7.826%	2026
KeyCorp Institutional Capital B	157	4	154	8.250	2026
KeyCorp Capital I	197	8	205	6.248	2028
KeyCorp Capital II	176	8	165	6.875	2029
KeyCorp Capital III	225	8	197	7.750	2029
KeyCorp Capital V	161	5	180	5.875	2033
KeyCorp Capital VI	72	2	77	6.125	2033
KeyCorp Capital VII	226	8	258	5.700	2035
KeyCorp Capital VIII	252	—	250	7.000	2066

Total	$1,830	$54	$1,847	6.977%	—

December 31, 2005	$1,617	$54	$1,597	6.794%	—

September 30, 2005	$1,633	$54	$1,597	6.729%	—

(a)	The capital securities must be redeemed when the related debentures mature, or earlier if provided in the governing indenture. Each issue of capital securities carries an interest rate identical to that of the related debenture. Included in certain capital securities at September 30, 2006, December 31, 2005, and September 30, 2005, are basis adjustments of $37 million, $74 million and $90 million, respectively, related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders, for an explanation of fair value hedges.
(b)	KeyCorp has the right to redeem its debentures: (i) in whole or in part, on or after December 1, 2006 (for debentures owned by Capital A), December 15, 2006 (for debentures owned by Capital B), July 1, 2008 (for debentures owned by Capital I), March 18, 1999 (for debentures owned by Capital II), July 16, 1999 (for debentures owned by Capital III), July 21, 2008 (for debentures owned by Capital V), December 15, 2008 (for debentures owned by Capital VI), and June 15, 2011 (for debentures owned by Capital VIII); and, (ii) in whole at any time within 90 days after and during the continuation of a “tax event,” an “investment company event” or a “capital treatment event” (as defined in the applicable indenture). If the debentures purchased by Capital A or Capital B are redeemed before they mature, the redemption price will be the principal amount, plus a premium, plus any accrued but unpaid interest. If the debentures purchased by Capital I, Capital V, Capital VI, Capital VII or Capital VIII are redeemed before they mature, the redemption price will be the principal amount, plus any accrued but unpaid interest. If the debentures purchased by Capital II or Capital III are redeemed before they mature, the redemption price will be the greater of: (a) the principal amount, plus any accrued but unpaid interest or (b) the sum of the present values of principal and interest payments discounted at the Treasury Rate (as defined in the applicable indenture), plus 20 basis points (25 basis points for Capital III), plus any accrued but unpaid interest. When debentures are redeemed in response to tax or capital treatment events, the redemption price generally is slightly more favorable to KeyCorp.
(c)	The interest rates for Capital A, Capital B, Capital II, Capital III, Capital V, Capital VI, Capital VII and Capital VIII are fixed. Capital I has a floating interest rate equal to three-month LIBOR plus 74 basis points; it reprices quarterly. The rates shown as the total at September 30, 2006, December 31, 2005, and September 30, 2005, are weighted-average rates.

10. Stock-Based Compensation
Key maintains several stock-based compensation plans, which are described below. Total compensation expense for these plans was $48 million and $57 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for these plans was $18 million and $21 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Stock-based compensation expense related to awards granted to employees is recorded in “personnel expense” on the income statement, whereas compensation expense related to awards granted to directors is recorded in “other expense.”
Key’s compensation plans allow KeyCorp to grant stock options, restricted stock, performance shares, discounted stock purchases and certain deferred compensation-related awards to eligible employees and directors. At September 30, 2006, KeyCorp had 67,945,891 common shares available for future grant under its compensation plans. In accordance with a resolution adopted by the Compensation and Organization Committee of Key’s Board of Directors, KeyCorp may not grant options to purchase common shares, restricted stock or other shares under its long-term compensation plans in an amount that exceeds 6% of KeyCorp’s outstanding common shares in any rolling three-year period.
Stock Option Plans
Stock options granted to employees and directors generally become exercisable at the rate of 33-1/3% per year beginning one year from their grant date and expire no later than ten years from their grant date. Exercise prices cannot be less than the fair market value of Key’s common shares on the grant date. The exercise price is the average of the high and low price of Key’s common shares on the date of grant by the Compensation and Organization Committee. Management estimates the fair value of options granted using the Black-Scholes option-pricing model. This model was originally developed to estimate the fair value of exchange-traded equity options, which (unlike employee stock options) have no vesting period or transferability restrictions. Because of these differences, the Black-Scholes model is not a perfect indicator of the value of an employee stock option, but it is commonly used for this purpose. The model assumes that the estimated fair value of an option is amortized as compensation expense over the option’s vesting period.
The Black-Scholes model requires several assumptions, which management developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to management’s ability to estimate the fair value of options accurately. The assumptions pertaining to options issued during the nine-month periods ended September 30, 2006 and 2005, are shown in the following table.

	Nine months ended September 30,
	2006	2005

Average option life	6.0 years	5.0 years
Future dividend yield	3.79%	3.79%
Historical share price volatility	.199	.274
Weighted-average risk-free interest rate	5.0%	4.0%

Key’s annual stock option grant to its executives and certain other employees occurs in July, upon approval by the Compensation and Organization Committee.
The following table summarizes activity, pricing and other information for Key’s stock options for the nine-month period ended September 30, 2006:

		Weighted-Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining Life	Intrinsic
dollars in millions, except per share amounts	Options	Per Option	(Years)	Value [a]

Outstanding at December 31, 2005	37,265,859	$28.35
Granted	6,570,364	36.38
Exercised	(7,928,899)	26.90
Lapsed or canceled	(889,383)	31.49

Outstanding at September 30, 2006	35,017,941	$30.11	6.6	$257

Expected to vest	31,582,749	$29.80	6.7	$241

Exercisable at September 30, 2006	22,103,729	$27.82	5.7	$213

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant-date fair value of options granted during the nine-month periods ended September 30, 2006 and 2005, was $6.32 and $6.92, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005, was $76 million and $30 million, respectively. As of September 30, 2006, unrecognized compensation cost related to nonvested options expected to vest under the plans totaled $37 million. Management expects to recognize this cost over a weighted-average period of 2.4 years.
The actual tax benefit realized for the tax deductions from options exercised totaled $24 million and $9 million for the nine-month periods ended September 30, 2006 and 2005, respectively.
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
The following table summarizes activity and pricing information for the nonvested shares in the Program for the nine-month period ended September 30, 2006:

			Vesting Contingent on
	Vesting Contingent on		Performance and
	Service Conditions		Service Conditions
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Nonvested	Grant-Date	Nonvested	Grant-Date
	Shares	Fair Value	Shares	Fair Value

Oustanding at December 31, 2005	476,034	$31.43	1,190,458	$31.05
Granted	222,797	35.42	738,002	33.51
Vested	(2,653)	33.73	(180)	35.42
Forfeited	(49,648)	32.93	(85,116)	31.79

Outstanding at September 30, 2006	646,530	$32.68	1,843,164	$31.99

The compensation cost of time-lapsed restricted stock awards granted under the Program is measured based on the average of the high and low trading price of Key’s common shares on the grant date. The performance shares payable primarily in stock, unlike the time-lapsed and performance-based restricted stock, do not pay dividends during the vesting period. Consequently, the fair value of performance shares is measured by reducing the share price at the date of grant by the present value of estimated future dividends forgone during the vesting period, discounted at an appropriate risk-free interest rate. The weighted-average grant-date fair value of awards granted under the Program during the nine-month periods ended September 30, 2006 and 2005, was $33.95 and $32.28, respectively. As of September 30, 2006, unrecognized compensation cost related to nonvested shares expected to vest under the Program totaled $21 million. Management expects to recognize this cost over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine-month period ended September 30, 2006, was $.1 million. There were no shares scheduled to vest during the nine-month period ended September 30, 2005.
Other Restricted Stock Awards
Key may also grant special time-lapsed restricted stock awards to certain executives and employees in recognition of high performance. These awards generally vest after three years of service.
The following table summarizes activity and pricing information for the nonvested shares under these awards for the nine-month period ended September 30, 2006:

		Weighted-
	Number of	Average
	Nonvested	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	250,948	$28.78
Granted	13,379	33.22
Vested	(50,801)	27.45
Forfeited	(7,200)	27.77

Outstanding at September 30, 2006	206,326	$29.49

The weighted-average grant-date fair value of awards granted during the nine-month periods ended September 30, 2006 and 2005, was $33.22 and $31.68, respectively. As of September 30, 2006, unrecognized compensation cost related to nonvested restricted stock expected to vest under these special awards totaled $2 million. Management expects to recognize this cost over a weighted-average period of 1.8 years. The total fair value of restricted stock vested during the nine-month periods ended September 30, 2006 and 2005, was $2 million and $.4 million, respectively.
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
Several of Key’s deferred compensation arrangements allow for deferrals to be redirected by participants into other investment elections outside of Key common shares, which provide for distributions payable in cash. Key accounts for these participant-directed deferred compensation arrangements as stock-based liabilities and remeasures the related compensation cost based on the most recent fair value of Key’s common shares. Stock-based liabilities of $2 million were paid during the nine-month periods ended September 30, 2006 and 2005. The compensation cost of all other nonparticipant-directed deferrals are measured based on the average of the high and low trading price of Key’s common shares on the deferral date.
The following table summarizes activity and pricing information for the nonvested shares in Key’s deferred compensation plans for the nine-month period ended September 30, 2006:

	Number of	Weighted-Average
	Nonvested	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	809,824	$31.74
Granted	687,217	36.37
Dividend equivalents	94,729	36.62
Vested	(580,818)	32.72
Forfeited	(53,900)	33.29

Outstanding at September 30, 2006	957,052	$34.87

The weighted-average grant-date fair value of awards granted during the nine-month periods ended September 30, 2006 and 2005, was $36.37 and $32.92, respectively. As of September 30, 2006, unrecognized compensation cost related to nonvested shares expected to vest under Key’s deferred compensation plans totaled $12 million. Management expects to recognize this cost over a weighted-average period of 2.4 years. The total fair value of shares vested during the nine-month periods ended September 30, 2006 and 2005, was $21 million and $20 million, respectively.
Discounted Stock Purchase Plan
Key’s Discounted Stock Purchase Plan provides employees the opportunity to purchase Key’s common shares at a 10% discount through payroll deductions or cash payments. Purchases are limited to $10,000 in any month and $50,000 in any calendar year and are immediately vested. To accommodate employee purchases, Key acquires shares on the open market on or around the fifteenth day of the month following the month of payment. During the nine-month period ended September 30, 2006, Key issued 102,458 shares at a weighted-average cost of $35.86. During the nine-month period ended September 30, 2005, Key issued 107,898 shares at a weighted-average cost of $33.07.
Information pertaining to Key’s method of accounting for stock-based compensation is included in Note 1 (“Basis of Presentation”) under the heading “Stock-Based Compensation” on page 7.

11. Employee Benefits
Pension Plans
Net pension cost for all funded and unfunded plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2006	2005	2006	2005

Service cost of benefits earned	$12	$20	$36	$37
Interest cost on projected benefit obligation	13	22	41	43
Expected return on plan assets	(22)	(39)	(66)	(70)
Amortization of prior service benefit	—	—	—	(1)
Amortization of losses	8	9	23	17

Net pension cost	$11	$12	$34	$26

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
Net postretirement benefit cost for these plans includes the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
in millions	2006	2005	2006	2005

Service cost of benefits earned	$1	$1	$4	$3
Interest cost on accumulated postretirement benefit obligation	2	2	6	6
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of unrecognized transition obligation	1	1	3	3
Amortization of cumulative net loss	1	—	2	2

Net postretirement benefit cost	$4	$3	$12	$11

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
Employee Benefits-Related Accounting Pronouncement Pending Adoption
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize an asset or liability for the overfunded or underfunded status, respectively, of its defined benefit plans. The overfunded or underfunded status is to be measured solely as the difference between the fair value of plan assets and the projected benefit obligation. In addition, any change in a plan’s funded status must be recognized in comprehensive income in the year in which it occurs. Most requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006 (effective December 31, 2006, for Key). However, the requirement to measure plan assets and liabilities as of the end of an employer’s fiscal year will not be effective until fiscal years ending after December 15, 2008 (effective December 31, 2008, for Key). Management estimates that Key will record an after-tax charge of approximately $145 million to the accumulated other comprehensive loss component of shareholders’ equity as a result of adopting this guidance for the year ending December 31, 2006. For more information about Key’s defined benefit plans, see Note 16 (“Employee Benefits”), which begins on page 78 of Key’s 2005 Annual Report to Shareholders.

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
LILO, QTE and Service Contract Leases were prevalent in the financial services industry and in certain other industries. The tax treatment that Key applied was based on applicable statutes, regulations, and judicial authority in effect at the time Key entered into these transactions. Subsequently, the Internal Revenue Service (“IRS”) has challenged the tax treatment of these transactions by a number of bank holding companies and other corporations.
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
Management believes that these LILO, QTE and Service Contract Lease transactions were entered into in conformity with the tax laws in effect at the time, and Key intends to vigorously pursue the IRS appeals process and its litigation alternatives. Key cannot currently estimate the financial outcome of the appeals process and any ensuing litigation; however, if Key were not to prevail in these efforts or were to enter into a settlement agreement with the IRS, in addition to previously accrued tax amounts that would be due to the IRS, Key would owe interest and possibly penalties, which could be material in amount. Such an outcome would not have a material effect on Key’s financial condition, but could have a material adverse effect on Key’s results of operations in the period it occurs.

Tax-Related Accounting Pronouncements Pending Adoption
In July 2006, the FASB issued Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides additional guidance on the application of SFAS No. 13, “Accounting for Leases.” This guidance will affect when earnings from leveraged lease transactions would be recognized when there are changes or projected changes in the timing of cash flows, including changes due to or expected to be due to settlements of tax matters. Previously, leveraged lease transactions were required to be recalculated only when a change in the total cash flows occurred. This guidance will be effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for Key). Management currently estimates that the adoption of this guidance will result in a cumulative after-tax charge to Key’s retained earnings in the range of $50 million to $65 million. However, future earnings are expected to increase over the remaining term of the affected leases by a similar amount.
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
The 4011 Policy was canceled and replaced as of May 1, 2000, by a policy issued by North American Specialty Insurance Company (a subsidiary or affiliate of Swiss Re) (the “NAS Policy”). Tri-Arc Financial Services, Inc. (“Tri-Arc”) acted as agent for Reliance, Swiss Re and NAS. From February 2000 through September 2004, Key Bank USA filed claims, and since October 2004, KeyBank National Association (“KBNA”) (successor to Key Bank USA) has filed claims under the Policies, but none of these claims has been paid.
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
On September 29, 2006, the Court ruled on Key’s and Swiss Re’s motions for summary judgment on damages and other issues. In its written decision, which is publicly available, the Court dismissed Swiss Re’s affirmative defenses that Key had failed to mitigate its damages and that Key had committed fraud in its submission of claims. The Court also substantially upheld Key’s damages claims for losses under the Policies, previously estimated by Key to be in the range of approximately $342 million to $357 million.
Management believes that KBNA (successor to Key Bank USA) has valid insurance coverage or claims for damages relating to the residual value of automobiles leased through Key Bank USA during the four-year period ending January 1, 2001. Key has completed the process of submitting insurance claims for its losses to Swiss Re.
In addition to seeking recovery of residual value losses under the Policies, Key expects to seek recovery of interest, damages on Key’s claim that Swiss Re acted in bad faith, and other damages attributable to Swiss Re’s denial of coverage. The precise amount of those damages will be determined through further legal proceedings.
As previously reported, Key has recorded on its balance sheet a portion of the amount of the insurance claims as a receivable. Management continues to believe the amount being recorded as a receivable due from the insurance carriers is appropriate to reflect the collectibility risk associated with the insurance litigation; however, litigation is inherently not without risk, and any actual recovery from the litigation may be more or less than the receivable. While management does not expect an adverse decision, if a court were to make an adverse final determination, such result would cause Key to record a material one-time expense during the period when such determination is made. An adverse determination would not have a material effect on Key’s financial condition, but could have a material adverse effect on Key’s results of operations in the period it occurs.
Other litigation. In the ordinary course of business, Key is subject to legal actions that involve claims for substantial monetary relief. Based on information presently known to management, management does not believe there is any legal action to which KeyCorp or any of its subsidiaries is a party, or involving any of their properties, that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on Key’s financial condition.

Tax Contingency
In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the IRS may challenge a particular tax position taken by Key. The IRS has completed its review of Key’s tax returns for the 1995 through 2000 tax years and has disallowed all LILO deductions taken in the 1995 through 1997 tax years and all deductions taken in the 1998 through 2000 tax years that relate to certain lease financing transactions. In addition, the IRS is currently conducting audits of the 2001 through 2003 tax years. Key expects that the IRS will disallow all similar deductions taken in those years. Further information on Key’s position on these matters and on the potential implications to Key is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 27.
Guarantees
Key is a guarantor in various agreements with third parties. The following table shows the types of guarantees that Key had outstanding at September 30, 2006. Information pertaining to the basis for determining the liabilities recorded in connection with these guarantees is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Guarantees” on page 61 of Key’s 2005 Annual Report to Shareholders.

	Maximum Potential
	Undiscounted	Liability
in millions	Future Payments	Recorded

Financial Guarantees:
Standby letters of credit	$12,944	$34
Credit enhancement for asset-backed commercial paper conduit	28	—
Recourse agreement with FNMA	630	8
Return guarantee agreement with LIHTC investors	448	41
Default guarantees	11	1
Written interest rate caps[a]	71	7

Total	$14,132	$91

(a)	As of September 30, 2006, the weighted-average interest rate of written interest rate caps was 5.1%, and the weighted-average strike rate was 5.2%. Maximum potential undiscounted future payments were calculated assuming a 10% interest rate.
Standby letters of credit. These instruments, issued on behalf of clients, obligate Key to pay a specified third party when a client fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. Standby letters of credit are issued by many of Key’s lines of business to address clients’ financing needs. Any amounts drawn under standby letters of credit are treated as loans; they bear interest (generally at variable rates) and pose the same credit risk to Key as a loan. At September 30, 2006, Key’s standby letters of credit had a remaining weighted-average life of 2.6 years, with remaining actual lives ranging from less than one year to as many as twelve years.
Credit enhancement for asset-backed commercial paper conduit. Key provides credit enhancement in the form of a committed facility to ensure the continuing operations of an asset-backed commercial paper conduit that is owned by a third party and administered by an unaffiliated financial institution. The commitment to provide credit enhancement extends until September 21, 2007, and specifies that in the event of default by certain borrowers whose loans are held by the conduit, Key will provide financial relief to the conduit in an amount that is based on defined criteria that consider the level of credit risk involved and other factors.
At September 30, 2006, Key’s maximum potential funding requirement under the credit enhancement facility totaled $28 million. However, there were no drawdowns under the facility during the nine-month period ended September 30, 2006. Key has no recourse or other collateral available to offset any amounts that may be funded under this credit enhancement facility. Management periodically evaluates Key’s commitment to provide credit enhancement to the conduit.
Recourse agreement with Federal National Mortgage Association. KBNA participates as a lender in the Federal National Mortgage Association (“FNMA”) Delegated Underwriting and Servicing (“DUS”) program. As a condition to FNMA’s delegation of responsibility for originating, underwriting and servicing mortgages, KBNA has agreed to assume a limited portion of the risk of loss during the remaining term on each commercial mortgage loan sold to FNMA. Accordingly, KBNA maintains a reserve for such potential losses in an amount estimated by management to approximate the fair value of KBNA’s liability. At September 30, 2006, the outstanding commercial mortgage loans in this program had a weighted-average remaining term of 8.2 years, and the unpaid principal balance outstanding of loans sold by KBNA as a participant in this program was approximately $2.0 billion. The maximum potential amount of undiscounted future payments that may be required under this program is generally equal to one-third of the principal balance of loans outstanding at September 30, 2006. If payment is required under this program, Key would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred.
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
As shown in the table on page 30, KAHC maintained a reserve in the amount of $41 million at September 30, 2006, which management believes will be sufficient to cover estimated future obligations under the guarantees. The maximum exposure to loss reflected in the preceding table represents undiscounted future payments due to investors for the return on and of their investments. In accordance with FASB Interpretation No. 45, the amount of all fees received in consideration for any return guarantee agreements entered into or modified with LIHTC investors on or after January 1, 2003, has been recognized in the liability recorded.
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
Written interest rate caps. In the ordinary course of business, Key “writes” interest rate caps for commercial loan clients that have variable rate loans with Key and wish to limit their exposure to interest rate increases. At September 30, 2006, these caps had a weighted-average life of 2.4 years.
Key is obligated to pay the client if the applicable benchmark interest rate exceeds a specified level (known as the “strike rate”). These instruments are accounted for as derivatives. Key’s potential amount of future payments under these obligations is mitigated by offsetting positions with third parties.
Other Off-Balance Sheet Risk
Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in FASB Interpretation No. 45 and from other relationships.
Significant liquidity facilities that support asset-backed commercial paper conduits. Key provides liquidity to two asset-backed commercial paper conduits that are separately owned by third parties and administered by unaffiliated financial institutions. These liquidity facilities obligate Key through November 5, 2008, and September 27, 2007, to provide funding of up to $1.0 billion and $287 million, respectively, if required as a result of a disruption in credit markets or other factors that preclude the issuance of commercial paper by the conduits. The amounts available to be drawn, which are based on the amount of current commitments to borrowers in each of the conduits, were $296 million and $284 million, respectively, at September 30, 2006, but there were no drawdowns under these committed facilities at that time. Key’s commitments to provide liquidity are periodically evaluated by management.
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
14. Derivatives and Hedging Activities
Key, mainly through its subsidiary bank, KBNA, is party to various derivative instruments which are used for asset and liability management, credit risk management and trading purposes. The primary derivatives that Key uses are interest rate swaps, caps and futures, and foreign exchange forward contracts. All interest rate swaps and caps, and foreign exchange forward contracts held are over-the-counter instruments. Generally, these instruments help Key manage exposure to market risk, mitigate the credit risk inherent in our loan portfolio and meet client’s financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors.
At September 30, 2006, Key had $111 million of derivative assets and $80 million of derivative liabilities on its balance sheet that arose from derivatives that were being used for hedging purposes. As of the same date, derivative assets and liabilities classified as trading derivatives totaled $804 million and $764 million, respectively. Derivative assets and liabilities are recorded at fair value on the balance sheet.
Counterparty Credit Risk
Like other financial instruments, derivatives contain an element of “credit risk”—the possibility that Key will incur a loss because a counterparty, which may be a bank or a broker/dealer, may fail to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. To mitigate credit risk when managing its asset, liability and trading positions, Key deals exclusively with counterparties that have high credit ratings.
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
At September 30, 2006, Key was party to derivative contracts with 53 different counterparties. These derivatives include interest rate swaps and caps, credit derivatives, energy derivatives and foreign exchange contracts. Among these were contracts entered into to offset the risk of client exposure. Key had aggregate exposure of $173 million on these instruments to 24 of the 53 counterparties. However, at September 30, 2006, Key held approximately $83 million in pooled collateral to mitigate the credit exposure associated with all of its derivative contracts, resulting in net exposure of $90 million. The largest exposure to an individual counterparty was approximately $37 million, of which Key secured approximately $17 million in collateral.

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
The change in “accumulated other comprehensive loss” resulting from cash flow hedges is as follows:

			Reclassification
	December 31,	2006	of Gains to	September 30,
in millions	2005	Hedging Activity	Net Income	2006

Accumulated other comprehensive loss resulting from cash flow hedges	$(31)	$2	$(1)	$(30)

Reclassifications of gains and losses from “accumulated other comprehensive loss” to earnings coincide with the income statement impact of the hedged item through the payment of variable-rate interest on debt, the receipt of variable-rate interest on commercial loans and the sale or securitization of commercial real estate loans. Key expects to reclassify an estimated $9 million of net gains on derivative instruments from “accumulated other comprehensive loss” to earnings during the next twelve months.
Credit Risk Management
Key uses credit derivatives, primarily credit default swaps, to mitigate our credit risk by transferring a portion of the risk associated with the underlying extension of credit to a third party. At September 30, 2006, the notional amount of credit default swaps purchased by Key was $904 million. Key also provides credit protection through the sale of credit default swaps. These transactions generate fee income and can also be used to diversify overall exposure to credit loss. At September 30, 2006, the notional amount of credit default swaps sold by Key was $25 million.
These derivatives are recorded on the balance sheet at fair value, which is based on the creditworthiness of the borrowers. Related gains or losses, as well as the premium paid or received for the protection, are included in the trading income component of noninterest income. Key does not apply hedge accounting to credit derivatives.
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
The fair values of these trading portfolio items are included in “accrued income and other assets” or “accrued expense and other liabilities” on the balance sheet. Adjustments to the fair values are included in “investment banking and capital markets income” on the income statement. Key has established a reserve in the amount of $14 million at September 30, 2006, which management believes will be sufficient to cover estimated future losses on the trading portfolio in the event of client default. Additional information pertaining to Key’s trading portfolio is summarized in Note 19 of Key’s 2005 Annual Report to Shareholders.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
KeyCorp
We have reviewed the condensed consolidated balance sheets of KeyCorp and subsidiaries (“Key”) as of September 30, 2006 and 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and the condensed consolidated statements of changes in shareholders’ equity and cash flow for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of Key’s management.
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
November 2, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This section generally reviews the financial condition and results of operations of KeyCorp and its subsidiaries for the quarterly and year-to-date periods ended September 30, 2006 and 2005. Some tables may include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When you read this discussion, you should also refer to the consolidated financial statements and related notes that appear on pages 3 through 33. A description of Key’s business is included under the heading “Description of Business” on page 12 of Key’s 2005 Annual Report to Shareholders. This description does not reflect the reorganization and renaming of Key’s major business groups and some of its lines of business that took effect January 1, 2006. For a description of these changes, see Note 4 (“Line of Business Results”), which begins on page 12.
Terminology
This report contains some shortened names and industry-specific terms. We want to explain some of these terms at the outset so you can better understand the discussion that follows.

♦	KeyCorp refers solely to the parent holding company.

♦	KBNA refers to Key’s lead bank, KeyBank National Association.

♦	Key refers to the consolidated entity consisting of KeyCorp and its subsidiaries.

♦	A KeyCenter is one of Key’s full-service retail banking facilities or branches.

♦	Key engages in capital markets activities. These activities encompass a variety of products and services. Among other things, we trade securities as a dealer, enter into derivative contracts (both to accommodate clients’ financing needs and for proprietary trading purposes), and conduct transactions in foreign currencies (both to accommodate clients’ needs and to benefit from fluctuations in exchange rates).

♦	All earnings per share data included in this discussion are presented on a diluted basis, which takes into account all common shares outstanding as well as potential common shares that could result from the exercise of outstanding stock options and other stock awards. Some of the financial information tables also include basic earnings per share, which takes into account only common shares outstanding.

♦	For regulatory purposes, capital is divided into two classes. Federal regulations prescribe that at least one-half of a bank or bank holding company’s total risk-based capital must qualify as Tier 1. Both total and Tier 1 capital serve as bases for several measures of capital adequacy, which is an important indicator of financial stability and condition. You will find a more detailed explanation of total and Tier 1 capital and how they are calculated in the section entitled “Capital,” which begins on page 58.
Long-term goals
Key’s long-term goals are to achieve an annual return on average equity in the range of 16% to 18% and to grow earnings per common share at an annual rate of 8% to 10%. Our strategy for achieving these goals is described under the heading “Corporate Strategy” on page 14 of Key’s 2005 Annual Report to Shareholders.
Key’s earnings per common share for the first nine months of 2006 grew by 10% relative to the same period last year. This improvement was accomplished by growing revenue faster than expenses. The growth in earnings also reflected a reduction in the provision for loan losses and a prescribed change in accounting for forfeited stock-based awards that took effect on January 1, 2006. Capital that exceeds internal guidelines and minimum requirements prescribed by the regulators can be used to repurchase common shares in the open market. As a result of such repurchases, Key’s weighted-average fully-diluted common shares decreased to 411,028,805 shares for the first nine months of 2006 from 414,510,144 shares for the first nine months of 2005. A lower share count can contribute to both earnings per share growth and improved returns on average equity. The change in the number of shares attributable to net share repurchase activity did not have a material effect on either of these profitability measures in either the current or prior year periods.
Forward-looking statements
This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our long-term goals, financial condition, results of operations, earnings, levels of net loan charge-offs and nonperforming assets, interest rate exposure and profitability. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “intends,” “projects,” “believes,” “estimates,” or other similar words, expressions or conditional verbs such as “will,” “would,” “could,” and “should.”
Forward-looking statements express management’s current expectations, forecasts of future events or long-term goals and, by their nature, are subject to assumptions, risks and uncertainties. Although management believes that the expectations, forecasts and goals reflected in these forward-looking statements are reasonable, actual results could differ materially for a variety of reasons, including the following factors:

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
During the first nine months of 2006, there were no significant changes in the manner in which Key’s critical accounting policies were applied or in which related assumptions and estimates were developed. However, as described in the section entitled “Allowance for loan losses,” which begins on page 65, during the third quarter of 2006, Key revised its methodology for allocating the allowance for loan losses by loan type within each of its specific lines of business. No new critical accounting policies were adopted during the current year.
Highlights of Key’s Performance
Financial performance
The primary measures of Key’s financial performance for the three-month periods ended September 30, 2006, June 30, 2006, and September 30, 2005, and for the nine-month periods ended September 30, 2006 and 2005, are summarized below.

♦	Net income for the third quarter of 2006 was $312 million, or $.76 per common share, compared to $308 million, or $.75 per share, for the previous quarter and $278 million, or $.67 per share, for the third quarter of 2005. For the first nine months of 2006, net income was $909 million, or $2.21 per common share, compared to $833 million, or $2.01 per share, for the first nine months of 2005.

♦	Key’s return on average equity was 15.88% for the third quarter of 2006, compared to a return of 16.11% for the prior quarter and 14.84% for the year-ago quarter. For the first nine months of 2006, Key’s return on average equity was 15.82%, compared to 15.36% for the first nine months of 2005.

♦	Key’s third quarter 2006 return on average total assets was 1.30%, compared to a return of 1.32% for the previous quarter and 1.22% for the third quarter of 2005. For the first nine months of 2006, Key’s return on average total assets was 1.29%, compared to 1.23% for the same period last year.
Key’s top four priorities for 2006 are to profitably grow revenue, institutionalize a culture of compliance and accountability, maintain a strong credit culture and improve operating leverage so that revenue growth outpaces expense growth. During the third quarter:

♦	Total revenue rose by $49 million from the third quarter of 2005, due largely to solid commercial loan growth, higher income from our fee-based businesses and growth in average core deposits, which increased 8% from the third quarter of 2005. The growth in our commercial loan portfolio was geographically broad-based and spread among a number of industry sectors. The increase in fee income was attributable to a variety of sources, including trust and investment services income, income from operating leases, electronic banking fees, credit card fees and several other revenue components.

♦	We continued to make progress in strengthening our compliance and operations infrastructure designed to detect and prevent money laundering in accordance with the requirements of the Bank Secrecy Act.

♦	Asset quality remained solid. Both nonperforming assets and net loan charge-offs were down from the year-ago quarter. For the third quarter of 2006, net loan charge-offs represented .25% of Key’s average total loans.

♦	Our noninterest expense grew by $27 million from the third quarter of 2005, due primarily to higher personnel costs, increases in marketing and operating lease expense, and a $10 million contribution made to Key Foundation during the third quarter of 2006.
Further, we continue to effectively manage our capital through dividends paid to shareholders, share repurchases, and investing in our higher-growth businesses. During the third quarter, Key repurchased 2,500,000 of its common shares. At September 30, 2006, Key’s tangible equity to tangible assets ratio was 6.81%.
Considering recent trends, we expect Key’s earnings to be in the range of $.72 to $.76 per share for the fourth quarter of 2006.
The primary reasons that Key’s revenue and expense components changed from those reported for the three- and nine-month periods ended September 30, 2005, are reviewed in greater detail throughout the remainder of the Management’s Discussion & Analysis section.
Strategic developments
Key’s financial performance has improved due in part to a number of specific actions taken during 2005 and 2006 that have strengthened our market share positions and support our corporate strategy.

♦	On September 6, 2006, we entered into an agreement to sell our McDonald Investments branch network to UBS Financial Services Inc., a subsidiary of UBS AG. This network includes approximately 340 financial advisors in addition to the field support staff who work in fourteen states. The sale is expected to be completed in the first quarter of 2007.

♦	On August 1, 2006, we announced our intention to pursue a sale of the Champion Mortgage finance business.

♦	On April 1, 2006, we broadened our asset management product line by acquiring Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas with approximately $900 million in assets under management at the date of acquisition.

♦	On December 8, 2005, we acquired the commercial mortgage-backed servicing business of ORIX Capital Markets, LLC, headquartered in Dallas, Texas. The acquisition increased our commercial mortgage servicing portfolio from $44 billion at September 30, 2005, to more than $70 billion at December 31, 2005. This is the sixth commercial real estate acquisition we have made since January 31, 2000, as part of our ongoing strategy to expand Key’s commercial mortgage finance and servicing capabilities.

♦	On July 1, 2005, we expanded our Federal Housing Administration (“FHA”) financing and servicing capabilities by acquiring Malone Mortgage Company, based in Dallas, Texas.

♦	During the first quarter of 2005, we completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, we completed the sale of $635 million of loans, representing the nonprime segment. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles.

Figure 1 summarizes Key’s financial performance for each of the past five quarters.
Figure 1. Selected Financial Data

	2006			2005		Nine months ended September 30,
dollars in millions, except per share amounts	Third	Second	First	Fourth	Third	2006	2005

FOR THE PERIOD
Interest income	$1,444	$1,381	$1,312	$1,262	$1,174	$4,137	$3,355
Interest expense	714	651	584	544	481	1,949	1,283
Net interest income	730	730	728	718	693	2,188	2,072
Provision for loan losses	31	24	39	36	43	94	107
Noninterest income	543	547	481	561	531	1,571	1,517
Noninterest expense	808	816	770	834	781	2,394	2,303
Income before income taxes and cumulative effect of accounting change	434	437	400	409	400	1,271	1,179
Income before cumulative effect of accounting change	312	308	284	296	278	904	833
Net income	312	308	289	296	278	909	833

PER COMMON SHARE
Income before cumulative effect of accounting change	$.77	$.76	$.70	$.72	$.68	$2.23	$2.04
Net income	.77	.76	.71	.72	.68	2.24	2.04
Income before cumulative effect of accounting change — assuming dilution	.76	.75	.69	.72	.67	2.20	2.01
Net income — assuming dilution	.76	.75	.70	.72	.67	2.21	2.01
Cash dividends declared	.345	.345	.345	.325	.325	1.035	.975
Book value at period end	19.73	19.21	18.85	18.69	18.41	19.73	18.41
Market price:
High	38.15	38.31	37.67	34.05	35.00	38.31	35.00
Low	34.48	34.24	32.68	30.10	31.65	32.68	31.00
Close	37.44	35.68	36.80	32.93	32.25	37.44	32.25
Weighted-average common shares outstanding (000)	403,780	404,528	407,386	408,431	410,456	405,218	409,166
Weighted-average common shares and potential common shares outstanding (000)	409,428	410,559	413,140	412,542	415,441	411,029	414,510

AT PERIOD END
Loans	$65,551	$67,408	$66,980	$66,478	$65,575	$65,551	$65,575
Earning assets	83,132	81,737	81,087	80,143	80,096	83,132	80,096
Total assets	96,155	94,794	93,391	93,126	92,323	96,155	92,323
Deposits	61,429	60,838	59,402	58,765	58,071	61,429	58,071
Long-term debt	13,654	14,050	14,032	13,939	14,037	13,654	14,037
Shareholders’ equity	7,947	7,737	7,638	7,598	7,522	7,947	7,522

PERFORMANCE RATIOS
Return on average total assets	1.30%	1.32%	1.26%	1.27%	1.22%	1.29%	1.23%
Return on average equity	15.88	16.11	15.48	15.59	14.84	15.82	15.36
Net interest margin (taxable equivalent)	3.63	3.69	3.77	3.71	3.67	3.69	3.68

CAPITAL RATIOS AT PERIOD END
Equity to assets	8.26%	8.16%	8.18%	8.16%	8.15%	8.26%	8.15%
Tangible equity to tangible assets	6.81	6.68	6.71	6.68	6.68	6.81	6.68
Tier 1 risk-based capital	8.02	7.90	7.64	7.59	7.72	8.02	7.72
Total risk-based capital	12.13	12.08	11.91	11.47	11.83	12.13	11.83
Leverage	8.89	8.82	8.52	8.53	8.60	8.89	8.60

TRUST AND BROKERAGE ASSETS
Assets under management	$84,060	$80,349	$79,558	$77,144	$76,341	$84,060	$76,341
Nonmanaged and brokerage assets	55,221	57,682	56,944	56,509	57,313	55,221	57,313

OTHER DATA
Average full-time equivalent employees	20,264	19,931	19,694	19,417	19,456	19,974	19,508
KeyCenters	949	946	945	947	946	949	946

Line of Business Results
This section summarizes the financial performance and related strategic developments of Key’s two major business groups: Community Banking and National Banking. To better understand this discussion, see Note 4 (“Line of Business Results”), which begins on page 12. Note 4 includes a brief description of the products and services offered by each of the two major business groups, more detailed financial information pertaining to the groups and their respective lines of business, and explanations of “Other Segments” and “Reconciling Items.”
Figure 2 summarizes the contribution made by each major business group to Key’s taxable-equivalent revenue and net income for the three- and nine-month periods ended September 30, 2006 and 2005. Key’s line of business results for all periods presented reflect a new organizational structure that took effect January 1, 2006. For a description of this change, see Note 4.
Figure 2. Major Business Groups — Taxable-Equivalent Revenue and Net Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Revenue (taxable equivalent)
Community Banking	$671	$659	$12	1.8%	$1,978	$1,923	$55	2.9%
National Banking	631	601	30	5.0	1,887	1,775	112	6.3
Other Segments	25	25	—	—	39	53	(14)	(26.4)

Total segments	1,327	1,285	42	3.3	3,904	3,751	153	4.1
Reconciling items	(33)	(28)	(5)	(17.9)	(74)	(71)	(3)	(4.2)

Total	$1,294	$1,257	$37	2.9%	$3,830	$3,680	$150	4.1%

Net income (loss)
Community Banking	$112	$111	$1	.9%	$326	$325	$1	.3%
National Banking	176	161	15	9.3	529	496	33	6.7
Other Segments	20	21	(1)	(4.8)	39	48	(9)	(18.8)

Total segments	308	293	15	5.1	894	869	25	2.9
Reconciling items	4	(15)	19	N/M	15	(36)[a]	51	N/M

Total	$312	$278	$34	12.2%	$909	$833	$76	9.1%

(a)	Includes a $30 million ($19 million after tax) charge recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
N/M = Not Meaningful
Community Banking
As shown in Figure 3, net income for Community Banking was $112 million for the third quarter of 2006, up slightly from $111 million for the year-ago quarter. Growth in net interest income, a decrease in the provision for loan losses and a slight rise in noninterest income were substantially offset by an increase in noninterest expense.
Taxable-equivalent net interest income increased by $11 million, or 3%, from the third quarter of 2005, due to growth in average deposits, which also experienced a more favorable interest rate spread. The positive effects of these factors were moderated by a reduction in, and a tighter interest rate spread on, earning assets.
The provision for loan losses decreased by $4 million, or 15%, as a result of an improved credit risk profile.
Noninterest expense rose by $15 million, or 3%. Increases in personnel expense and various indirect charges caused the rise.

During the third quarter of 2006, Key entered into an agreement to sell the McDonald Investments branch network to UBS Financial Services Inc., a subsidiary of UBS AG. This network includes approximately 340 financial advisors in addition to the field support staff who work in fourteen states. The sale is expected to be completed in the first quarter of 2007.
Figure 3. Community Banking

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Summary of operations
Net interest income (TE)	$443	$432	$11	2.5%	$1,311	$1,260	$51	4.0%
Noninterest income	228	227	1	.4	667	663	4	.6

Total revenue (TE)	671	659	12	1.8	1,978	1,923	55	2.9
Provision for loan losses	22	26	(4)	(15.4)	71	77	(6)	(7.8)
Noninterest expense	470	455	15	3.3	1,386	1,326	60	4.5

Income before income taxes (TE)	179	178	1	.6	521	520	1	.2
Allocated income taxes and TE adjustments	67	67	—	—	195	195	—	—

Net income	$112	$111	$1	.9%	$326	$325	$1	.3%

Percent of consolidated net income	36%	40%	N/A	N/A	36%	39%	N/A	N/A

Average balances
Loans and leases	$26,737	$27,131	$(394)	(1.5)%	$26,760	$26,987	$(227)	(.8)%
Total assets	29,718	30,026	(308)	(1.0)	29,736	29,916	(180)	(.6)
Deposits	46,987	44,705	2,282	5.1	46,506	43,875	2,631	6.0

TE = Taxable Equivalent, N/A = Not Applicable
Additional Community Banking Data

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Average deposits outstanding
Noninterest-bearing	$8,111	$8,411	$(300)	(3.6)%	$8,100	$8,148	$(48)	(.6)%
Money market and other savings	22,390	21,448	942	4.4	22,299	21,080	1,219	5.8
Time	16,486	14,846	1,640	11.0	16,107	14,647	1,460	10.0

Total deposits	$46,987	$44,705	$2,282	5.1%	$46,506	$43,875	$2,631	6.0%

Home equity loans
Average balance	$10,048	$10,365
Weighted-average loan-to-value ratio	70%	71%
Percent first lien positions	60	61

Other data
On-line households / household penetration	646,993 / 52%	607,127 / 49%
KeyCenters	949	946
Automated teller machines	2,099	2,185

National Banking
As shown in Figure 4, net income for National Banking was $176 million for the third quarter of 2006, up from $161 million for the same period last year. The improvement was due primarily to higher net interest income and a decrease in the provision for loan losses, offset in part by a rise in the level of noninterest expense.
Taxable-equivalent net interest income grew by $27 million, or 8%, from the third quarter of 2005, reflecting strong growth in deposits, as well as average loans and leases. Deposits rose by $3.3 billion, or 42%, from the third quarter of 2005. Average loans and leases grew by $1.7 billion, or 5%, due largely to increases in the Real Estate Capital and Equipment Finance lines of business. The positive effects of these factors were moderated by tighter interest rate spreads on average earning assets in the Equipment Finance and Consumer Finance lines.
Noninterest income rose by $3 million, or 1%. Higher income from operating leases, trust and investment services, and a number of other fee-based services were moderated by reductions in income from dealer trading and derivatives, and other investments. In addition, Key recorded net losses from the sales of securities, compared to net gains in the same period one year ago.

The provision for loan losses decreased by $8 million, or 47%, as a result of an improved credit risk profile.
Noninterest expense increased by $14 million, or 4%, reflecting higher costs associated with operating leases and various indirect charges.
In the current year, we have continued to take actions to improve our business mix and to support our focus on relationship businesses. During the third quarter, we announced our plans to pursue a sale of the Champion Mortgage finance business, and during the prior quarter, we expanded our asset management product line by acquiring Austin Capital Management, Ltd., an investment firm headquartered in Austin, Texas.
In addition, during the second half of 2005, we completed two acquisitions that have helped us to build upon our success in commercial mortgage origination and servicing. In the fourth quarter of 2005, we continued the expansion of our commercial mortgage servicing business by acquiring the commercial mortgage-backed servicing business of ORIX Capital Markets, LLC, headquartered in Dallas, Texas. In the third quarter, we expanded our FHA financing and servicing capabilities by acquiring Malone Mortgage Company, also based in Dallas.
Figure 4. National Banking

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Summary of operations
Net interest income (TE)	$375	$348	$27	7.8%	$1,126	$1,051	$75	7.1%
Noninterest income	256	253	3	1.2	761	724	37	5.1

Total revenue (TE)	631	601	30	5.0	1,887	1,775	112	6.3
Provision for loan losses	9	17	(8)	(47.1)	23	30	(7)	(23.3)
Noninterest expense	340	326	14	4.3	1,018	951	67	7.0

Income before income taxes (TE)	282	258	24	9.3	846	794	52	6.5
Allocated income taxes and TE adjustments	106	97	9	9.3	317	298	19	6.4

Net income	$176	$161	$15	9.3%	$529	$496	$33	6.7%

Percent of consolidated net income	57%	58%	N/A	N/A	58%	59%	N/A	N/A

Average balances
Loans and leases[a]	$38,767	$37,072	$1,695	4.6%	$39,498	$36,790	$2,708	7.4%
Loans held for sale[a]	6,192	3,511	2,681	76.4	4,581	3,645	936	25.7
Total assets	51,347	46,708	4,639	9.9	50,463	46,585	3,878	8.3
Deposits	11,068	7,785	3,283	42.2	10,560	7,330	3,230	44.1

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business. This transfer reduced average home equity loans and increased average loans held for sale by approximately $1.6 billion for the third quarter of 2006 and approximately $550 million for the first nine months of 2006.
TE = Taxable Equivalent, N/A = Not Applicable
Other Segments
Other segments consist of Corporate Treasury and Key’s Principal Investing unit. These segments generated net income of $20 million for the third quarter of 2006, compared to $21 million for the same period last year.

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
Figure 5, which spans pages 45 and 46, shows the various components of Key’s balance sheet that affect interest income and expense, and their respective yields or rates over the past five quarters. This figure also presents a reconciliation of taxable-equivalent net interest income for each of those quarters to net interest income reported in accordance with GAAP.
Taxable-equivalent net interest income for the third quarter of 2006 was $751 million, representing a $25 million, or 3%, increase from the year-ago quarter. The positive effects of a 5% increase in average earning assets, an 8% increase in average core deposits and a 4% rise in average noninterest-bearing funds, more than offset the effect of lower net interest margin, which decreased 4 basis points to 3.63%. (A basis point is equal to one one-hundredth of a percentage point, meaning 4 basis points equals .04%).
The net interest margin, which is an indicator of the profitability of the earning assets portfolio, is calculated by dividing net interest income by average earning assets and annualizing the result. The decline in the net interest margin reflected the effect of a tighter interest rate spread, which represents the difference between the yield on average earning assets and the rate paid for interest-bearing funds. As shown in Figure 5, Key’s interest rate spread narrowed by 25 basis points from the third quarter of 2005 as a result of competitive pressure on loan and deposit pricing, and a change in deposit mix caused by a shift in consumer funds from money market deposit accounts to time deposits. Management expects these conditions and continuation of the flat-to-inverted yield curve to maintain pressure on the net interest margin. The decrease in the net interest margin caused by the above factors was substantially offset, however, by the positive effect of an increase in the level of noninterest-bearing funds.
Average earning assets for the third quarter of 2006 totaled $82.4 billion, which was $3.6 billion, or 5%, higher than the third quarter 2005 level, due primarily to a 7% rise in commercial loans.

Since December 31, 2004, the growth and composition of Key’s loan portfolio has been affected by the following loan sales, most of which came from the held-for-sale portfolio:

♦	Key sold commercial mortgage loans of $1.6 billion during the first nine months of 2006 and $2.2 billion during all of 2005. Since some of these loans have been sold with limited recourse (i.e., there is a risk that Key will be held accountable for certain events or representations made in the sales), Key established and has maintained a loss reserve in an amount estimated by management to be appropriate. More information about the related recourse agreement is provided in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.

♦	Key sold education loans of $425 million ($90 million through securitizations) during the first nine months of 2006 and $1.2 billion ($937 million through securitizations) during all of 2005. Key has used the securitization market for education loans as a means of diversifying our funding sources.

♦	Key sold other loans totaling $524 million during the first nine months of 2006 and $2.7 billion during all of 2005. During the first quarter of 2005, Key completed the sale of $992 million of indirect automobile loans, representing the prime segment of that portfolio. In April 2005, Key completed the sale of $635 million of loans, representing the nonprime segment. The decision to sell these loans was driven by management’s strategies for improving Key’s returns and achieving desired interest rate and credit risk profiles. In addition to these completed transactions, during the third quarter of 2006 Key announced its intention to pursue a sale of the Champion Mortgage finance business.

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates

	Third Quarter 2006			Second Quarter 2006
	Average		Yield/	Average		Yield/
dollars in millions	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans [a,b]
Commercial, financial and agricultural [c]	$21,648	$400	7.34%	$21,970	$390	7.12%
Real estate — commercial mortgage	8,106	164	8.04	8,071	153	7.59
Real estate — construction	7,965	171	8.51	7,570	152	8.07
Commercial lease financing[c]	9,850	144	5.83	9,764	148	6.05

Total commercial loans	47,569	879	7.34	47,375	843	7.13
Real estate — residential	1,415	23	6.49	1,430	24	6.54
Home equity [d]	11,847	218	7.32	13,449	247	7.36
Consumer — direct	1,585	36	9.07	1,685	41	9.64
Consumer — indirect	3,594	61	6.83	3,503	57	6.66

Total consumer loans	18,441	338	7.31	20,067	369	7.37

Total loans	66,010	1,217	7.33	67,442	1,212	7.20
Loans held for sale [d]	6,201	131	8.40	3,844	73	7.64
Investment securities [a]	42	1	8.12	46	1	8.01
Securities available for sale [e]	7,216	84	4.61	7,075	84	4.71
Short-term investments	1,588	16	3.78	1,678	16	3.89
Other investments [e]	1,363	16	4.67	1,398	17	4.60

Total earning assets	82,420	1,465	7.06	81,483	1,403	6.89
Allowance for loan losses	(954)			(963)
Accrued income and other assets	13,452			13,341

Total assets	$94,918			$93,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW and money market deposit accounts	$25,230	194	3.05	$25,347	173	2.75
Savings deposits	1,700	1	.19	1,752	1	.20
Certificates of deposit ($100,000 or more) [f]	5,517	67	4.82	5,382	61	4.54
Other time deposits	11,700	127	4.29	11,456	115	4.02
Deposits in foreign office	4,139	54	5.22	3,429	42	4.88

Total interest-bearing deposits	48,286	443	3.64	47,366	392	3.32
Federal funds purchased and securities sold under repurchase agreements	3,634	45	4.88	3,005	34	4.60
Bank notes and other short-term borrowings	2,285	24	4.29	2,497	27	4.17
Long-term debt [f]	13,763	202	5.83	14,088	198	5.59

Total interest-bearing liabilities	67,968	714	4.17	66,956	651	3.89
Noninterest-bearing deposits	13,085			13,027
Accrued expense and other liabilities	6,068			6,211
Shareholders’ equity	7,797			7,667

Total liabilities and shareholders’ equity	$94,918			$93,861

Interest rate spread (TE)			2.89%			3.00%

Net interest income (TE) and net interest margin (TE)		751	3.63%		752	3.69%

TE adjustment [a]		21			22

Net interest income, GAAP basis		$730			$730

(a)	Interest income on tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(b)	For purposes of these computations, nonaccrual loans are included in average loan balances.

(c)	During the first quarter of 2006, Key reclassified $760 million of average loans and related interest income from the commercial lease financing component of the commercial loan portfolio to the commercial, financial and agricultural component to more accurately reflect the nature of these receivables. Balances presented for prior periods were not reclassified as the historical data was not available.

(d)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business. This transfer reduced average home equity loans and increased average loans held for sale by approximately $1.6 billion for the third quarter of 2006.

(e)	Yield is calculated on the basis of amortized cost.

(f)	Rate calculation excludes basis adjustments related to fair value hedges. See Note 19 (“Derivatives and Hedging Activities”), which begins on page 87 of Key’s 2005 Annual Report to Shareholders, for an explanation of fair value hedges.
TE = Taxable Equivalent

Figure 5. Average Balance Sheets, Net Interest Income and Yields/Rates (Continued)

First Quarter 2006			Fourth Quarter 2005			Third Quarter 2005
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$21,720	$357	6.66%	$19,992	$315	6.25%	$19,249	$280	5.78%
8,089	144	7.23	8,580	151	6.98	8,467	136	6.42
7,312	138	7.66	6,896	129	7.42	6,388	110	6.81
9,581	143	5.98	10,285	154	6.01	10,161	158	6.19

46,702	782	6.78	45,753	749	6.51	44,265	684	6.15
1,450	23	6.33	1,460	23	6.22	1,472	23	6.13
13,433	238	7.19	13,767	242	7.00	13,888	236	6.72
1,730	41	9.66	1,785	44	9.68	1,794	40	8.96
3,367	57	6.66	3,340	56	6.71	3,339	56	6.67

19,980	359	7.26	20,352	365	7.13	20,493	355	6.86

66,682	1,141	6.92	66,105	1,114	6.70	64,758	1,039	6.37
3,692	68	7.44	3,592	64	7.05	3,521	56	6.43
61	1	6.34	95	1	5.81	76	1	7.00
7,148	83	4.61	7,034	84	4.77	7,131	84	4.65
1,753	22	5.10	2,091	19	3.53	1,972	15	3.15
1,336	25	7.13	1,297	10	3.09	1,342	12	3.25

80,672	1,340	6.70	80,214	1,292	6.40	78,800	1,207	6.08
(963)			(1,085)			(1,095)
13,206			13,077			12,918

$92,915			$92,206			$90,623

$24,452	145	2.40	$23,947	127	2.11	$22,886	101	1.75
1,812	1	.32	1,858	1	.27	1,952	2	.29

5,407	58	4.34	5,006	51	4.06	4,928	48	3.85
11,282	104	3.73	10,951	96	3.46	10,805	87	3.21
3,354	35	4.29	3,316	34	4.03	4,048	35	3.46

46,307	343	3.00	45,078	309	2.72	44,619	273	2.43

3,349	34	4.06	4,309	40	3.72	3,674	31	3.28

2,550	24	3.89	2,607	24	3.67	2,841	22	3.04
13,991	183	5.27	13,860	171	4.89	13,814	155	4.50

66,197	584	3.57	65,854	544	3.28	64,948	481	2.94
12,707			12,594			12,215
6,438			6,224			6,027
7,573			7,534			7,433

$92,915			$92,206			$90,623

		3.13%			3.12%			3.14%

	756	3.77%		748	3.71%		726	3.67%

	28			30			33

	$728			$718			$693

Figure 6 shows how the changes in yields or rates and average balances from the prior year affected net interest income. The section entitled “Financial Condition,” which begins on page 53, contains more discussion about changes in earning assets and funding sources.
Figure 6. Components of Net Interest Income Changes

	From three months ended September 30, 2005			From nine months ended September 30, 2005
	to three months ended September 30, 2006			to nine months ended September 30, 2006
	Average	Yield/	Net	Average	Yield/	Net
in millions	Volume	Rate	Change	Volume	Rate	Change

INTEREST INCOME
Loans	$21	$157	$178	$111	$533	$644
Loans held for sale	52	23	75	53	29	82
Investment securities	(1)	1	—	(1)	(1)	(2)
Securities available for sale	1	(1)	—	—	7	7
Short-term investments	(3)	4	1	(3)	20	17
Other investments	—	4	4	(1)	15	14

Total interest income (taxable equivalent)	70	188	258	159	603	762

INTEREST EXPENSE
NOW and money market deposit accounts	11	82	93	31	248	279
Savings deposits	—	(1)	(1)	—	(1)	(1)
Certificates of deposit ($100,000 or more)	6	13	19	15	33	48
Other time deposits	8	32	40	18	82	100
Deposits in foreign office	1	18	19	(20)	55	35

Total interest-bearing deposits	26	144	170	44	417	461
Federal funds purchased and securities sold under repurchase agreements	—	14	14	(15)	47	32
Bank notes and other short-term borrowings	(5)	7	2	(9)	26	17
Long-term debt	(1)	48	47	(7)	163	156

Total interest expense	20	213	233	13	653	666

Net interest income (taxable equivalent)	$50	$(25)	$25	$146	$(50)	$96

The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.
Noninterest income
Noninterest income for the third quarter of 2006 was $543 million, compared to $531 million for the same period last year. For the first nine months of the year, noninterest income was $1.6 billion, representing an increase of $54 million, or 4%, from the first nine months of 2005.
As shown in Figure 7, the growth in noninterest income from the year-ago quarter was attributable to higher income from several of Key’s fee-based businesses and a $21 million increase in miscellaneous income, which resulted from a variety of factors. The overall increase in noninterest income was offset in part by reductions in income from dealer trading and derivatives, and other investments, both of which are included in investment banking and capital markets income. In addition, Key recorded net losses from the sales of securities, compared to net gains in the same period one year ago.
For the year-to-date period, the growth in noninterest income from the same period last year included increases of $25 million in operating lease income, $12 million in insurance income, $8 million in both electronic banking fees and net gains from principal investing, and a $13 million increase in miscellaneous income. These positive results were moderated by a $7 million reduction in net gains from the sales of securities and a $5 million decrease in investment banking and capital markets income.

Figure 7. Noninterest Income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Trust and investment services income	$137	$135	$2	1.5%	$411	$408	$3	.7%
Service charges on deposit accounts	78	82	(4)	(4.9)	227	228	(1)	(.4)
Investment banking and capital markets income	44	62	(18)	(29.0)	163	168	(5)	(3.0)
Operating lease income	58	47	11	23.4	166	141	25	17.7
Letter of credit and loan fees	48	46	2	4.3	133	133	—	—
Corporate-owned life insurance income	23	26	(3)	(11.5)	74	78	(4)	(5.1)
Electronic banking fees	27	24	3	12.5	78	70	8	11.4
Net gains from loan securitizations and sales	14	12	2	16.7	34	41	(7)	(17.1)
Net securities gains (losses)	(7)	3	(10)	N/M	(2)	(2)	—	—
Other income:
Insurance income	18	15	3	20.0	49	37	12	32.4
Loan securitization servicing fees	5	5	—	—	15	15	—	—
Credit card fees	8	4	4	100.0	14	12	2	16.7
Net gains from principal investing	28	29	(1)	(3.4)	48	40	8	20.0
Miscellaneous income	62	41	21	51.2	161	148	13	8.8

Total other income	121	94	27	28.7	287	252	35	13.9

Total noninterest income	$543	$531	$12	2.3%	$1,571	$1,517	$54	3.6%

N/M = Not Meaningful
The following discussion explains the composition of certain components of Key’s noninterest income and the factors that caused those components to change.
Trust and investment services income. Trust and investment services is Key’s largest source of noninterest income. The primary components of revenue generated by these services are shown in Figure 8.
Figure 8. Trust and Investment Services Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Brokerage commissions and fee income	$56	$61	$(5)	(8.2)%	$177	$186	$(9)	(4.8)%
Personal asset management and custody fees	39	39	—	—	116	115	1	.9
Institutional asset management and custody fees	42	35	7	20.0	118	107	11	10.3

Total trust and investment services income	$137	$135	$2	1.5%	$411	$408	$3	.7%

A significant portion of Key’s trust and investment services income depends on the value and mix of assets under management. At September 30, 2006, Key’s bank, trust and registered investment advisory subsidiaries had assets under management of $84.1 billion, representing a 10% increase from $76.3 billion at September 30, 2005. As shown in Figure 9, the increase was due primarily to Key’s equity portfolio, reflecting improvement in the equity markets in general. Key’s securities lending business and the hedge funds obtained in the acquisition of Austin Capital Management, Ltd. on April 1, 2006, also contributed to the increase.
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

Figure 9. Assets Under Management

	2006			2005
in millions	Third	Second	First	Fourth	Third

Assets under management by investment type:
Equity	$39,831	$37,290	$36,405	$35,370	$34,912
Securities lending	22,699	22,827	22,985	20,938	20,702
Fixed income	11,311	10,742	10,882	11,264	11,492
Money market	9,298	8,590	9,286	9,572	9,235
Hedge funds	921	900	—	—	—

Total	$84,060	$80,349	$79,558	$77,144	$76,341

Proprietary mutual funds included in assets under management:
Money market	$7,520	$7,014	$7,606	$7,884	$7,549
Equity	5,250	5,039	5,063	4,594	4,331
Fixed income	639	653	703	722	738

Total	$13,409	$12,706	$13,372	$13,200	$12,618

Service charges on deposit accounts. Service charges on deposit accounts decreased from the prior year, due primarily to reductions in the levels of maintenance fees and fees charged to commercial clients for cash management services. Maintenance fees decreased because a higher proportion of Key’s clients have elected to use Key’s free checking products. In addition, as interest rates increase, commercial clients are able to cover a larger portion of their service charges with credits earned on compensating balances.
Investment banking and capital markets income. As shown in Figure 10, the decrease in income from investment banking and capital markets activities compared to the third quarter of 2005, was due to lower income from dealer trading and derivatives, and other investments.
The decrease from the first nine months of last year was attributable to a reduction in income from dealer trading and derivatives. Results for the first nine months of 2005 included $11 million of derivative income recorded during the first quarter in connection with the sale of Key’s indirect automobile loan portfolio. This reduction was offset in part by growth in income from investment banking activities. Included in income from other investments in the current year is a $25 million gain that resulted from the initial public offering completed by the New York Stock Exchange in March 2006. The favorable effect of this gain was offset in part during the second and third quarters by an aggregate $4 million write-down to fair value of the shares obtained in the transaction.
Figure 10. Investment Banking and Capital Markets Income

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Investment banking income	$21	$21	—	—	$69	$57	$12	21.1%
Dealer trading and derivatives income	7	16	$(9)	(56.3)%	25	45	(20)	(44.4)
Income from other investments	5	14	(9)	(64.3)	37	37	—	—
Foreign exchange income	11	11	—	—	32	29	3	10.3

Total investment banking and capital markets income	$44	$62	$(18)	(29.0)%	$163	$168	$(5)	(3.0)%

Net gains from loan securitizations and sales. Key sells or securitizes loans to achieve desired interest rate and credit risk profiles, to improve the profitability of the overall loan portfolio or to diversify funding sources. During the first quarter of 2005, Key completed the sale of the prime segment of the indirect automobile loan portfolio, resulting in a gain of $19 million. However, this gain was partially offset by a $9 million impairment charge in the education lending business recorded during the same quarter. The types of loans sold during 2005 and the first nine months of 2006 are presented in Figure 15 on page 55.

Net gains from principal investing. Key’s principal investing income is susceptible to volatility since most of it is derived from mezzanine debt and equity investments in small to medium-sized businesses. Principal investments consist of direct and indirect investments in predominantly privately held companies. These investments are carried on the balance sheet at fair value ($843 million at September 30, 2006, and $800 million at September 30, 2005). Thus, the net gains presented in Figure 7 stem from changes in estimated fair values as well as actual gains on sales of principal investments. During the second quarter of 2005, Key received a $15 million distribution in the form of dividends and interest from principal investing activities. This revenue was recorded in “net interest income.”
Noninterest expense
Noninterest expense for the third quarter of 2006 was $808 million, compared to $781 million for the third quarter of 2005. For the first nine months of the year, noninterest expense was $2.4 billion, compared to $2.3 billion for the first nine months of last year.
As shown in Figure 11, personnel expense rose by $8 million, due primarily to higher costs incurred in connection with business expansion. Nonpersonnel expense grew by $19 million, reflecting increases of $8 million in both marketing and operating lease expense. In addition, miscellaneous expense included a $10 million contribution made to Key Foundation during the third quarter of 2006.
For the year-to-date period, personnel expense grew by $68 million, and nonpersonnel expense rose by $23 million from the first nine months of 2005. The increase in nonpersonnel expense was attributable primarily to a $16 million increase in operating lease expense and a $15 million rise in professional fees. In addition, results for the first nine months of 2005 included a $7 million credit to the provision for losses on lending-related commitments. These increases were substantially offset by a $25 million reduction in net occupancy expense.
Figure 11. Noninterest Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,			Change
dollars in millions	2006	2005	Amount	Percent	2006	2005		Amount	Percent

Personnel	$422	$414	$8	1.9%	$1,258	$1,190		$68	5.7%
Net occupancy	63	66	(3)	(4.5)	187	212	[a]	(25)	(11.8)
Computer processing	52	54	(2)	(3.7)	157	155		2	1.3
Operating lease expense	48	40	8	20.0	134	118		16	13.6
Professional fees	29	29	—	—	102	87		15	17.2
Marketing	37	29	8	27.6	83	88		(5)	(5.7)
Equipment	26	28	(2)	(7.1)	78	84		(6)	(7.1)
Other expense:
Postage and delivery	13	12	1	8.3	38	37		1	2.7
Franchise and business taxes	9	8	1	12.5	29	25		4	16.0
Telecommunications	7	8	(1)	(12.5)	21	23		(2)	(8.7)
OREO expense, net	2	2	—	—	4	6		(2)	(33.3)
Provision (credit) for losses on lending-related commitments	—	2	(2)	(100.0)	—	(7)		7	100.0
Miscellaneous expense	100	89	11	12.4	303	285		18	6.3

Total other expense	131	121	10	8.3	395	369		26	7.0

Total noninterest expense	$808	$781	$27	3.5%	$2,394	$2,303		$91	4.0%

Average full-time equivalent employees	20,264	19,456	808	4.2%	19,974	19,508		466	2.4%

(a)	Includes a charge of $30 million recorded during the first quarter of 2005 to adjust the accounting for rental expense associated with operating leases from an escalating to a straight-line basis.
The following discussion explains the composition of certain components of Key’s noninterest expense and the factors that caused those components to change.

Personnel. As shown in Figure 12, personnel expense, the largest category of Key’s noninterest expense, rose by $68 million, or 6%, from the first nine months of 2005. This growth was due to additional costs incurred in connection with business expansion, offset in part by reductions in stock-based compensation and severance expense.
Figure 12. Personnel Expense

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
dollars in millions	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries	$241	$222	$19	8.6%	$706	$657	$49	7.5%
Incentive compensation	95	99	(4)	(4.0)	274	262	12	4.6
Employee benefits	68	66	2	3.0	226	204	22	10.8
Stock-based compensation [a]	15	23	(8)	(34.8)	47	55	(8)	(14.5)
Severance	3	4	(1)	(25.0)	5	12	(7)	(58.3)

Total personnel expense	$422	$414	$8	1.9%	$1,258	$1,190	$68	5.7%

(a)	Excludes directors’ stock-based compensation of $.3 million and $.4 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $.9 million and $1.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Directors’ stock-based compensation is included in the “miscellaneous expense” component shown in Figure 11.
Effective January 1, 2006, Key adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R changed the manner in which forfeited stock-based awards must be accounted for and reduced Key’s stock-based compensation expense for the first nine months of 2006 by $5 million. Additional information pertaining to this accounting change is presented in Note 1 (“Basis of Presentation”) under the heading “Stock-Based Compensation” on page 7.
For the third quarter of 2006, the average number of full-time equivalent employees was 20,264, compared to 19,931 for the second quarter of 2006 and 19,456 for the year-ago quarter.
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
Professional fees. The $15 million, or 17%, increase in professional fees from the first nine months of 2005 was due in part to higher costs associated with Key’s efforts to strengthen its compliance controls.
Income taxes
The provision for income taxes was $122 million for the third quarter of 2006, unchanged from the comparable period in 2005. The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 28.1% for the third quarter of 2006, compared to 30.5% for the year-ago quarter. For the first nine months of 2006, the provision for income taxes was $367 million, compared to $346 million for the first nine months of 2005. The effective tax rates for these periods were 28.9% and 29.3%, respectively.
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

In the ordinary course of business, Key enters into certain transactions that have tax consequences. On occasion, the Internal Revenue Service (“IRS”) may challenge a particular tax position taken by Key. The IRS has completed its audits of Key’s tax returns for the 1995 through 2000 tax years and has disallowed all LILO deductions taken in the 1995 through 1997 tax years and all deductions taken in the 1998 through 2000 tax years that relate to certain lease financing transactions. In addition, the IRS is currently conducting audits of the 2001 through 2003 tax years. Key expects that the IRS will disallow all similar deductions taken in those years. Further information on Key’s position on these matters and on the potential implications is included in Note 12 (“Income Taxes”) under the heading “Lease Financing Transactions” on page 27.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance that will change the manner in which income from a leveraged lease is accounted for when there is either a change or projected change in the timing of cash flows relating to income taxes generated by the lease. In addition, the FASB concurrently issued new guidance related to the accounting for uncertain tax positions. The new guidance related to each of these matters and the anticipated effect on Key’s financial results are summarized in Note 12 under the heading “Tax-Related Accounting Pronouncements Pending Adoption” on page 28.

Financial Condition
Loans and loans held for sale
Total loans outstanding were $65.6 billion at September 30, 2006 and 2005, compared to $66.5 billion at December 31, 2005. The composition of Key’s loan portfolio at each of these dates is presented in Note 6 (“Loans and Loans Held for Sale”), which begins on page 19. Growth in our commercial loan portfolio over the past twelve months was substantially offset by a third quarter 2006 transfer of home equity loans to loans held for sale in connection with our intention to pursue a sale of the Champion Mortgage finance business.
Commercial loan portfolio. Commercial loans outstanding increased by $2.8 billion, or 6%, from one year ago, reflecting improvement in the economy. The overall growth in the commercial loan portfolio was geographically broad-based and spread among a number of industry sectors.
Commercial real estate loans for both owner- and nonowner-occupied properties constitute one of the largest segments of Key’s commercial loan portfolio. At September 30, 2006, Key’s commercial real estate portfolio included mortgage loans of $8.3 billion and construction loans of $8.3 billion. The average size of a mortgage loan was $.6 million, and the largest mortgage loan had a balance of $70 million. The average size of a construction loan commitment was $5.8 million. The largest construction loan commitment was $107 million, of which $106 million was outstanding.
Key conducts its commercial real estate lending business through two primary sources: a thirteen-state banking franchise and Real Estate Capital, a national line of business that cultivates relationships both within and beyond the branch system. Real Estate Capital deals exclusively with nonowner-occupied properties (generally properties in which the owner occupies less than 60% of the premises) and accounted for approximately 61% of Key’s total average commercial real estate loans during the third quarter of 2006. Our commercial real estate business as a whole focuses on larger real estate developers and, as shown in Figure 13, is diversified by both industry type and geographic location of the underlying collateral.
Figure 13. Commercial Real Estate Loans

September 30, 2006	Geographic Region							Percent of
dollars in millions	Northeast	Southeast	Southwest	Midwest	Central	West	Total	Total

Nonowner-occupied:
Residential properties	$319	$1,544	$209	$160	$522	$1,671	$4,425	26.8%
Multi-family properties	223	270	166	260	491	487	1,897	11.5
Retail properties	102	286	88	410	287	300	1,473	8.9
Land and development	51	216	134	71	185	178	835	5.0
Office buildings	58	101	33	84	126	246	648	3.9
Warehouses	96	62	56	145	56	164	579	3.5
Health facilities	49	91	—	47	24	77	288	1.7
Manufacturing facilities	9	1	12	25	6	26	79	.5
Hotels/Motels	1	10	—	2	12	2	27	.2
Other	184	82	3	233	46	159	707	4.3

	1,092	2,663	701	1,437	1,755	3,310	10,958	66.3
Owner-occupied	1,128	99	50	1,872	514	1,917	5,580	33.7

Total	$2,220	$2,762	$751	$3,309	$2,269	$5,227	$16,538	100.0%

Nonowner-occupied:
Nonperforming loans	—	$28	—	$3	$1	—	$32	N/M
Accruing loans past due 90 days or more	—	24	—	—	7	—	31	N/M
Accruing loans past due 30 through 89 days	$1	43	$2	12	5	$19	82	N/M

Northeast -	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont

Southeast -	Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, Washington D.C. and West Virginia

Southwest -	Arizona, Nevada and New Mexico

Midwest -	Idaho, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin

Central -	Arkansas, Colorado, Oklahoma, Texas and Utah

West -	Alaska, California, Hawaii, Montana, Oregon, Washington and Wyoming
N/M = Not Meaningful

In the second half of 2005, we continued to expand our FHA financing and mortgage servicing capabilities by acquiring Malone Mortgage Company and the commercial mortgage-backed securities servicing business of ORIX Capital Markets, LLC, both headquartered in Dallas, Texas. These acquisitions added more than $28 billion to our commercial mortgage servicing portfolio and are just two in a series of acquisitions that we have initiated over the past several years to build upon our success in the commercial mortgage business.
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
Consumer loan portfolio. Consumer loans outstanding decreased by $2.9 billion, or 14%, from one year ago. The decline was largely attributable to the third quarter 2006 transfer of $2.5 billion of home equity loans to loans held for sale in connection with our intention to pursue a sale of Champion Mortgage discussed below. Home equity loan sales of $266 million within Key’s National Home Equity unit, as well as a general slowdown in the level of home equity loan originations over the past year, also contributed to the decline. Excluding loan sales, acquisitions and the transfer to loans held for sale, consumer loans would have decreased by $217 million, or 1%, during the past twelve months.
The home equity portfolio is by far the largest segment of Key’s consumer loan portfolio. Key’s home equity portfolio is derived primarily from our Regional Banking line of business (responsible for 91% of the home equity portfolio at September 30, 2006) and the National Home Equity unit within our Consumer Finance line of business. The National Home Equity unit has two components: Champion Mortgage, a home equity finance business, and Key Home Equity Services, which works with home improvement contractors to provide home equity and home improvement financing solutions. On August 1, 2006, Key announced that it is considering a sale of its Champion Mortgage business. Key has hired UBS Investment Bank to assist the Board of Directors and management with the possible sale of this business. There is no assurance that Key will enter into an agreement regarding, or consummate the sale of, this business.
Figure 14 summarizes Key’s home equity loan portfolio at the end of each of the last five quarters, as well as certain asset quality statistics and yields on the portfolio as a whole.
Figure 14. Home Equity Loans

	2006			2005
dollars in millions	Third	Second	First	Fourth	Third

SOURCES OF LOANS OUTSTANDING AT PERIOD END
Regional Banking	$9,990	$10,122	$10,100	$10,232	$10,345

Champion Mortgage [a]	—	2,458	2,483	2,465	2,770
Key Home Equity Services	998	929	846	791	757

National Home Equity unit	998	3,387	3,329	3,256	3,527

Total	$10,988	$13,509	$13,429	$13,488	$13,872

Nonperforming loans at period end [a]	$46	$90	$97	$79	$75
Net charge-offs for the period	4	7	6	5	6
Yield for the period	7.32%	7.36%	7.19%	7.00%	6.72%

(a)	On August 1, 2006, Key transferred $2.5 billion of home equity loans from the loan portfolio to loans held for sale and approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business.

Loans held for sale. As shown in Note 6, Key’s loans held for sale rose to $7.2 billion at September 30, 2006, from $3.4 billion at December 31, 2005, and $3.6 billion at September 30, 2005, due primarily to the third quarter 2006 transfer of home equity loans to loans held for sale. Originations in the commercial mortgage; commercial, financial and agricultural; and construction loan portfolios also contributed to the increase.
Sales and securitizations. We have continued to use alternative funding sources like loan sales and securitizations to support our loan origination capabilities. In addition, over the past several years, several acquisitions have improved our ability to originate and sell new loans, and to securitize and service loans generated by others, especially in the area of commercial real estate.
During the past twelve months, Key sold $2.4 billion of commercial real estate loans, $1.3 billion of education loans ($904 million through securitizations), $416 million of commercial loans and leases, $355 million of residential real estate loans and $266 million of home equity loans. Most of these sales came from the held-for-sale portfolio.
Among the factors that Key considers in determining which loans to sell or securitize are:
♦ whether particular lending businesses meet our performance standards or fit with our relationship banking strategy;

♦ our asset/liability management needs;

♦ whether the characteristics of a specific loan portfolio make it conducive to securitization;

♦ the relative cost of funds;

♦ the level of credit risk; and

♦ capital requirements.
Figure 15 summarizes Key’s loan sales (including securitizations) for the first nine months of 2006 and all of 2005.
Figure 15. Loans Sold (Including Loans Held for Sale)

		Commercial	Commercial	Residential	Home	Consumer
in millions	Commercial	Real Estate	Lease Financing	Real Estate	Equity	—Indirect	Education	Total

2006
Third quarter	$37	$679	$16	$109	$2	—	$143	$986
Second quarter	64	483	—	97	—	—	110	754
First quarter	40	406	105	54	—	—	172	777

Total	$141	$1,568	$121	$260	$2	—	$425	$2,517

2005
Fourth quarter	$44	$792	$110	$95	$264	—	$834	$2,139
Third quarter	40	710	—	99	3	$111	48	1,011
Second quarter	21	336	—	99	—	635	128	1,219
First quarter	18	389	—	98	31	992	208	1,736

Total	$123	$2,227	$110	$391	$298	$1,738	$1,218	$6,105

Figure 16 shows loans that are either administered or serviced by Key, but not recorded on its balance sheet. Included are loans that have been both securitized and sold, or simply sold outright. As discussed previously, the acquisitions of Malone Mortgage Company and the commercial mortgage-backed securities servicing business of ORIX Capital Markets, LLC added more than $28 billion to our commercial mortgage servicing portfolio during the second half of 2005.

Figure 16. Loans Administered or Serviced

	September 30,	June 30,	March 31,	December 31,	September 30,
in millions	2006	2006	2006	2005	2005

Commercial real estate loans	$81,873	$78,348	$76,123	$72,902	$43,555
Education loans	4,640	4,806	4,992	5,083	4,518
Commercial lease financing	513	479	422	354	251
Commercial loans	252	255	247	242	233
Home equity loans	4	4	5	59	85

Total	$87,282	$83,892	$81,789	$78,640	$48,642

In the event of default, Key is subject to recourse with respect to approximately $656 million of the $87.3 billion of loans administered or serviced at September 30, 2006. Additional information about this recourse arrangement is included in Note 13 (“Contingent Liabilities and Guarantees”) under the heading “Recourse agreement with Federal National Mortgage Association” on page 30.
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
Securities
At September 30, 2006, the securities portfolio totaled $8.8 billion and included $7.4 billion of securities available for sale, $41 million of investment securities and $1.4 billion of other investments (primarily principal investments). In comparison, the total portfolio at December 31, 2005, was $8.7 billion, including $7.3 billion of securities available for sale, $91 million of investment securities and $1.3 billion of other investments. At September 30, 2005, the securities portfolio totaled $8.5 billion and included $7.1 billion of securities available for sale, $98 million of investment securities and $1.3 billion of other investments.
Securities available for sale. The majority of Key’s securities available-for-sale portfolio consists of collateralized mortgage obligations (“CMO”). A CMO is a debt security that is secured by a pool of mortgages or mortgage-backed securities. Key’s CMOs generate interest income and serve as collateral to support certain pledging agreements. At September 30, 2006, Key had $6.9 billion invested in CMOs and other mortgage-backed securities, compared to $6.5 billion at December 31, 2005, and September 30, 2005. Substantially all of Key’s mortgage-backed securities are issued or backed by federal agencies. The CMO securities held by Key are shorter-duration class bonds that are structured to have more predictable cash flows than longer-term class bonds.
The weighted-average maturity of Key’s securities available-for-sale portfolio was 2.5 years at September 30, 2006, compared to 2.4 years at December 31, 2005, and 2.2 years at September 30, 2005.
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
Figure 17 shows the composition, yields and remaining maturities of Key’s securities available for sale. For more information about securities, including gross unrealized gains and losses by type of security, see Note 5 (“Securities”), which begins on page 17.

Figure 17. Securities Available for Sale

				Other
	U.S. Treasury,	States and	Collateralized	Mortgage-	Retained					Weighted-
	Agencies and	Political	Mortgage	Backed	Interests in	Other				Average
dollars in millions	Corporations	Subdivisions	Obligations [a]	Securities [a]	Securitizations [a]	Securities [b]		Total		Yield [c]

SEPTEMBER 30, 2006
Remaining maturity:
One year or less	$209	$1	$473	$4	$10	$66		$763		4.48%
After one through five years	5	4	6,175	160	77	110		6,531		4.53
After five through ten years	3	5	2	34	70	2		116		10.40
After ten years	3	7	—	11	—	10		31		6.55

Fair value	$220	$17	$6,650	$209	$157	$188		$7,441		—
Amortized cost	220	16	6,762	210	122	179		7,509		4.62%
Weighted-average yield [c]	5.05%	7.25%	4.30%	5.47%	19.54%	5.70	%d	4.62	%d	—
Weighted-average maturity	.4 years	10.3 years	2.4 years	4.9 years	5.2 years	4.2 years		2.5 years		—

DECEMBER 31, 2005
Fair value	$268	$18	$6,298	$234	$182	$269		$7,269		—
Amortized cost	267	17	6,455	233	115	261		7,348		4.42%

SEPTEMBER 30, 2005
Fair value	$283	$19	$6,266	$258	$171	$127		$7,124		—
Amortized cost	283	19	6,390	255	98	120		7,165		4.39%

(a)	Maturity is based upon expected average lives rather than contractual terms.

(b)	Includes primarily marketable equity securities.

(c)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.

(d)	Excludes securities of $166 million at September 30, 2006, that have no stated yield.
Investment securities. Securities issued by states and political subdivisions constitute most of Key’s investment securities. Figure 18 shows the composition, yields and remaining maturities of these securities.
Figure 18. Investment Securities

	States and			Weighted-
	Political	Other		Average
dollars in millions	Subdivisions	Securities	Total	Yield [a]

SEPTEMBER 30, 2006
Remaining maturity:
One year or less	$9	$2	$11	8.45%
After one through five years	16	13	29	6.52
After five through ten years	1	—	1	8.23

Amortized cost	$26	$15	$41	7.07%
Fair value	27	15	42	—
Weighted-average maturity	1.6 years	1.9 years	1.7 years	—

DECEMBER 31, 2005
Amortized cost	$35	$56	$91	5.25%
Fair value	36	56	92	—

SEPTEMBER 30, 2005
Amortized cost	$42	$56	$98	5.39%
Fair value	43	56	99	—

(a)	Weighted-average yields are calculated based on amortized cost. Such yields have been adjusted to a taxable-equivalent basis using the statutory federal income tax rate of 35%.
Other investments. Principal investments — investments in equity and mezzanine instruments made by Key’s Principal Investing unit ___are carried at fair value, which aggregated $843 million at September 30, 2006, and $800 million at December 31, 2005, and September 30, 2005. Principal investments represent approximately 62% of “other investments” at September 30, 2006. These investments include direct and indirect investments ___predominantly in privately held companies. Direct investments are those made in a particular company, while indirect investments are made through funds that include other investors.

In addition to principal investments, “other investments” include other equity and mezzanine instruments that do not have readily determinable fair values. These securities include certain real estate-related investments of $193 million at September 30, 2006, $209 million at December 31, 2005, and $233 million at September 30, 2005. The remaining securities consist primarily of Federal Reserve and Federal Home Loan Bank stock. This stock, which is carried at cost, totaled $192 million at September 30, 2006, $187 million at December 31, 2005, and $182 million at September 30, 2005. Neither these securities nor principal investments have stated maturities.
Deposits and other sources of funds
“Core deposits” — domestic deposits other than certificates of deposit of $100,000 or more — are Key’s primary source of funding. These deposits generally are stable, have a relatively low cost and typically react more slowly to changes in interest rates than market-based deposits. During the third quarter of 2006, core deposits averaged $51.7 billion and represented 63% of the funds Key used to support earning assets, compared to $47.9 billion and 61%, respectively, during the same quarter in 2005. The composition of Key’s deposits is shown in Figure 5, which spans pages 45 and 46.
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
Purchased funds, comprising large certificates of deposit, deposits in the foreign branch and short-term borrowings, averaged $15.6 billion in the third quarter of 2006, compared to $15.5 billion during the year-ago quarter. The increase was attributable to growth in large certificates of deposits, offset in part by a decrease in bank notes and other short-term borrowings. The need for purchased funds has diminished as a result of strong core deposit growth, a higher level of capital and other interest-free funds, and loan sales.
We continue to consider loan sales and securitizations as a funding alternative when market conditions are favorable.
Capital
Shareholders’ equity. Total shareholders’ equity at September 30, 2006, was $7.9 billion, up $349 million from December 31, 2005. Factors contributing to the change in shareholders’ equity during the first nine months of 2006 are shown in the Consolidated Statements of Changes in Shareholders’ Equity presented on page 5.
Changes in common shares outstanding. Figure 19 shows activities that caused the change in Key’s outstanding common shares over the past five quarters.
Figure 19. Changes in Common Shares Outstanding

in thousands	3Q06	2Q06	1Q06	4Q05	3Q05

Shares outstanding at beginning of period	402,672	405,273	406,624	408,542	408,231
Issuance of shares under employee benefit and dividend reinvestment plans	2,576	1,399	4,649	1,332	1,561
Repurchase of common shares	(2,500)	(4,000)	(6,000)	(3,250)	(1,250)

Shares outstanding at end of period	402,748	402,672	405,273	406,624	408,542

Key repurchases its common shares periodically under a repurchase program authorized by Key’s Board of Directors. Key’s repurchase activity for each of the three months in the quarter ended September 30, 2006, is summarized in Figure 20.

Figure 20. Share Repurchases

			Number of	Remaining Number
			Shares Purchased	of Shares that may
	Number of	Average	under a Publicly	be Purchased Under
	Shares	Price Paid	Announced	the Program as
in thousands, except per share data	Purchased	per Share	Program [a]	of each Month-End [a]

July 1-31, 2006	—	—	—	12,461
August 1-31, 2006	2,000	$37.28	2,000	10,461
September 1-30, 2006	500	36.74	500	9,961

Total	2,500	$37.17	2,500

(a)	In July 2004, the Board of Directors authorized the repurchase of 25,000,000 common shares, in addition to the shares remaining from a repurchase program authorized in September 2003. This action brought the total repurchase authorization to 31,961,248 shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
At September 30, 2006, Key had 89,140,338 treasury shares. Management expects to reissue those shares from time-to-time to support the employee stock purchase, stock option and dividend reinvestment plans, and for other corporate purposes. During the first nine months of 2006, Key reissued 8,624,835 treasury shares.
Capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Overall, Key’s capital position remains strong: the ratio of total shareholders’ equity to total assets was 8.26% at September 30, 2006, compared to 8.16% at December 31, 2005, and 8.15% at September 30, 2005. Key’s ratio of tangible equity to tangible assets was 6.81% at September 30, 2006, slightly above our targeted range of 6.25% to 6.75%. Management believes that Key’s capital position provides the flexibility to take advantage of investment opportunities, to repurchase shares when appropriate and to pay dividends.
Banking industry regulators prescribe minimum capital ratios for bank holding companies and their banking subsidiaries. Note 14 (“Shareholders’ Equity”), which begins on page 76 of Key’s 2005 Annual Report to Shareholders, explains the implications of failing to meet specific capital requirements imposed by the banking regulators. Risk-based capital guidelines require a minimum level of capital as a percent of “risk-weighted assets,” which is total assets plus certain off-balance sheet items, both adjusted for predefined credit risk factors. Currently, banks and bank holding companies must maintain, at a minimum, Tier 1 capital as a percent of risk-weighted assets of 4.00%, and total capital as a percent of risk-weighted assets of 8.00%. As of September 30, 2006, Key’s Tier 1 capital ratio was 8.02%, and its total capital ratio was 12.13%.
Another indicator of capital adequacy, the leverage ratio, is defined as Tier 1 capital as a percentage of average quarterly tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk - as KeyCorp has - must maintain a minimum leverage ratio of 3.00%. All other bank holding companies must maintain a minimum ratio of 4.00%. As of September 30, 2006, Key had a leverage ratio of 8.89%.
Federal bank regulators group FDIC-insured depository institutions into five categories, ranging from “critically undercapitalized” to “well capitalized.” Key’s affiliate bank, KBNA, qualified as “well capitalized” at September 30, 2006, since it exceeded the prescribed thresholds of 10.00% for total capital, 6.00% for Tier 1 capital and 5.00% for the leverage ratio. If these provisions applied to bank holding companies, Key would also qualify as “well capitalized” at September 30, 2006. The FDIC-defined capital categories serve a limited supervisory function. Investors should not treat them as a representation of the overall financial condition or prospects of KeyCorp or KBNA.
Figure 21 presents the details of Key’s regulatory capital position at September 30, 2006, December 31, 2005, and September 30, 2005.

Figure 21. Capital Components and Risk-Weighted Assets

	September 30,	December 31,	September 30,
dollars in millions	2006	2005	2005

TIER 1 CAPITAL
Common shareholders’ equity [a]	$8,019	$7,678	$7,578
Qualifying capital securities	1,792	1,542	1,542
Less: Goodwill	1,372	1,355	1,344
Other assets [b]	179	178	162

Total Tier 1 capital	8,260	7,687	7,614

TIER 2 CAPITAL
Allowance for losses on loans and lending-related commitments	1,003	1,025	1,152
Net unrealized gains on equity securities available for sale	4	4	3
Qualifying long-term debt	3,229	2,899	2,899

Total Tier 2 capital	4,236	3,928	4,054

Total risk-based capital	$12,496	$11,615	$11,668

RISK-WEIGHTED ASSETS
Risk-weighted assets on balance sheet	$79,764	$76,724	$75,594
Risk-weighted off-balance sheet exposure	24,463	25,619	24,212
Less: Goodwill	1,372	1,355	1,344
Other assets [b]	778	785	769
Plus: Market risk-equivalent assets	941	1,064	945

Risk-weighted assets	$103,018	$101,267	$98,638

AVERAGE QUARTERLY TOTAL ASSETS	$94,918	$92,206	$90,623

CAPITAL RATIOS
Tier 1 risk-based capital ratio	8.02%	7.59%	7.72%
Total risk-based capital ratio	12.13	11.47	11.83
Leverage ratio[c]	8.89	8.53	8.60

(a)	Common shareholders’ equity does not include net unrealized gains or losses on securities available for sale (except for net unrealized losses on marketable equity securities) or net gains or losses on cash flow hedges.

(b)	Other assets deducted from Tier 1 capital and risk-weighted assets consist of intangible assets (excluding goodwill) recorded after February 19, 1992, deductible portions of purchased mortgage servicing rights and deductible portions of nonfinancial equity investments.

(c)	This ratio is Tier 1 capital divided by average quarterly total assets less goodwill, the nonqualifying intangible assets described in footnote (b), deductible portions of nonfinancial equity investments and net unrealized gains or losses on securities available for sale.

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
Key’s Board of Directors has established and follows a corporate governance program that serves as the foundation for managing and mitigating risk. In accordance with this program, the Board focuses on the interests of shareholders, encourages strong internal controls, demands management accountability, mandates adherence to Key’s code of ethics and administers an annual self-assessment process. The Board has established Audit and Finance committees whose appointed members play an integral role in helping the Board meet its risk oversight responsibilities. Those committees meet jointly, as appropriate, to discuss matters that relate to each committee’s responsibilities. The responsibilities of these two committees are summarized on page 38 of Key’s 2005 Annual Report to Shareholders.
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
When an increase in short-term interest rates is expected to generate lower net interest income, the balance sheet is said to be “liability-sensitive,” meaning that rates paid on deposits and other liabilities respond more quickly to market forces than yields on loans and other assets. Conversely, when an increase in short-term interest rates is expected to generate greater net interest income, the balance sheet is said to be “asset-sensitive,” meaning that yields on loans and other assets respond more quickly to market forces than rates paid on deposits and other liabilities. Key has historically maintained a modest liability-sensitive position to increasing interest rates under our “standard” risk assessment. However, since mid-2004, Key has been operating with a relatively neutral, to slight asset-sensitive, position. Management actively monitors the risk of changes in interest rates and takes preventive actions, when deemed necessary, with the objective of assuring that net interest income at risk does not exceed internal guidelines. In addition, since rising rates typically reflect an improving economy, management expects that Key’s lines of business could increase their portfolios of market-rate loans and deposits, which would mitigate the effect of rising rates on Key’s interest expense.
As discussed above, since mid-2004, Key has been operating with a relatively neutral, to slight asset-sensitive, position. Deposit growth, sales of fixed-rate consumer loans, and a smaller portfolio of receive fixed A/LM interest rate swaps have contributed to this position. Additionally, management has refined simulation model assumptions to address anticipated changes in deposit pricing on select products in a very competitive marketplace. Key manages interest rate risk with a long-term perspective. Although our rate risk guidelines currently call for a relatively neutral position, our bias is to be modestly liability-sensitive in the long run.
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
Another simulation, using Key’s “most likely balance sheet,” assumes that the balance sheet will grow at levels consistent with consensus economic forecasts. Investments used for A/LM purposes will be allowed to mature without replacement, and term debt used for liquidity management purposes will be incorporated to ensure a prudent level of liquidity. Forecasted loan, security, and deposit growth in the simulation model produces incremental risks, such as gap risk, option risk and basis risk, which may increase interest rate risk. To mitigate these risks, management makes assumptions about future on- and off-balance sheet management strategies. In this simulation, we are testing the sensitivity of net interest income to future balance sheet volume changes while simultaneously capturing the effect of hypothetical changes in interest rates on future net interest income volatility. As of September 30, 2006, based on the results of our simulation model, and assuming that management does not take action to alter the outcome, Key would expect net interest income to decrease by approximately .12% if short-term interest rates gradually increase by 200 basis points over the next twelve months. Conversely, if short-term interest rates gradually decrease by 200 basis points over the next twelve months, net interest income would be expected to increase by approximately .90% over the next year.
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
As of September 30, 2006, based on the results of a model in which we simulate the effect of a gradual 200 basis point increase in short-term interest rates only in the second year of a two-year time horizon, using the “most likely balance sheet,” and assuming that management does not take action to alter the outcome, Key would expect net interest income in the second year to decrease by approximately .57%. Conversely, if short-term interest rates gradually decrease by 200 basis points in the second year but remain unchanged in the first year, net interest income would be expected to increase by approximately 1.62% during the second year.
The results of the above second year scenarios reflect management’s intention to gradually move to a slight liability-sensitive position to rising interest rates. Given the current expectations for unchanged-to-lower short-term interest rates, we currently plan to add moderate amounts of receive fixed/pay variable interest rate swaps during the next two quarters in support of a gradual change to liability sensitivity.
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
The decision to use interest rate swaps rather than securities, debt or other on-balance sheet alternatives depends on many factors, including the mix and cost of funding sources, liquidity and capital requirements, and interest rate implications. Figure 22 shows the maturity structure for all swap positions held for A/LM purposes. These positions are used to convert the contractual interest rate index of agreed-upon amounts of assets and liabilities (i.e., notional amounts) to another interest rate index. For example, fixed-rate debt is converted to floating rate through a “receive fixed, pay variable” interest rate swap. For more information about how Key uses interest rate swaps to manage its balance sheet, see Note 14 (“Derivatives and Hedging Activities”), which begins on page 32.
Figure 22. Portfolio Swaps By Interest Rate Risk Management Strategy

	September 30, 2006					September 30, 2005
	Notional	Fair	Maturity	Weighted-Average Rate		Notional	Fair
dollars in millions	Amount	Value	(Years)	Receive	Pay	Amount	Value

Receive fixed/pay variable—conventional A/LMa	$5,558	—	1.2	5.0%	5.4%	$2,200	$(5)
Receive fixed/pay variable—conventional debt	5,524	$17	10.8	5.4	5.5	5,962	139
Pay fixed/receive variable—conventional debt	998	(12)	4.8	4.3	4.2	955	(27)
Foreign currency—conventional debt	2,695	27	3.2	3.9	5.6	2,441	(101)
Basis swaps[b]	300	—	1.5	5.4	5.3	9,500	(1)

Total portfolio swaps	$15,075	$32	5.3	4.9%	5.4%	$21,058	$5

(a)	Portfolio swaps designated as A/LM are used to manage interest rate risk tied to both assets and liabilities.
(b)	These portfolio swaps are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Key’s securities and term debt portfolios are also used to manage interest rate risk. Details regarding Key’s securities can be found in the discussion of securities, which begins on page 56, and in Note 5 (“Securities”), which begins on page 17. Collateralized mortgage obligations, the majority of which have relatively short average lives, have been used in conjunction with swaps to manage our interest rate risk position.
Trading portfolio risk management
Key’s trading portfolio is described in Note 14.
Management uses a value at risk (“VAR”) simulation model to measure the potential adverse effect of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of Key’s trading portfolio. Using two years of historical information, the model estimates the potential one-day loss with a 95% confidence level. Statistically, this means that losses will exceed VAR, on average, five out of 100 trading days, or three to four times each quarter. Key’s Financial Markets Committee has established VAR limits for our trading units. At September 30, 2006, the aggregate one-day trading limit set by the committee was $4.4 million. In addition to comparing VAR exposure against limits on a daily basis, management monitors loss limits, uses sensitivity measures and conducts stress tests.
Key is operating within the above constraints. During the first nine months of 2006, Key’s aggregate daily average, minimum and maximum VAR amounts were $1.1 million, $.7 million and $2.1 million, respectively. During the same period last year, Key’s aggregate daily average, minimum and maximum VAR amounts were $2.3 million, $1.0 million and $5.3 million, respectively.
As noted in the discussion of investment banking and capital markets income on page 49, Key used interest rate swaps to manage the economic risk associated with its sale of the indirect automobile loan portfolio. Even though these derivatives were not subject to VAR trading limits, Key measured their exposure on a daily basis and the results are included in the VAR amounts indicated above for the first nine months of 2005. The daily average, minimum and maximum VAR exposures for these derivatives were $1.0 million, zero and $3.6 million, respectively.

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
In addition to the processes described in the Annual Report, management uses credit derivatives to mitigate Key’s credit risk. One of the primary instruments used in this regard is credit default swaps. Through the purchase of these swaps, Key is able to transfer a portion of the credit risk associated with the underlying extension of credit to a third party. At September 30, 2006, credit default swaps with a notional amount of $904 million were used to manage the credit risk associated with specific commercial lending obligations. Key may also provide credit protection through the sale of credit default swaps. These transactions generate fee income and can also be used to diversify overall exposure to credit loss. At September 30, 2006, the notional amount of credit default swaps sold by Key was $25 million.
Credit default swaps are recorded on the balance sheet at fair value. Related gains or losses, as well as the premium paid or received for credit protection, are included in the trading income component of noninterest income. These swaps did not have a significant effect on Key’s operating results for the first nine months of 2006.
Watch credits and criticized loans. Watch credits are defined as loans with the potential for further deterioration in quality due to the client’s current financial condition and possible inability to perform in accordance with the terms of the loan at some point in the future. Criticized credits are loans that show additional signs of weakness which may lead to an interruption in scheduled repayments from primary sources, potentially requiring Key to rely on repayment from secondary sources, such as collateral liquidation.
The level of watch commitments increased from the third quarter of 2005 in a number of client segments across a range of loan portfolios. During that same period, however, the level of criticized commitments declined modestly, due to a number of offsetting changes across multiple portfolios. Compared to the prior quarter, the level of watch commitments decreased, primarily due to the movement of several credits from watch to criticized status. This movement resulted in an overall increase in the level of criticized commitments during the third quarter of 2006. These fluctuations in watch and criticized commitments continue to be closely monitored.
Allowance for loan losses. The allowance for loan losses at September 30, 2006, was $944 million, or 1.44% of loans. This compares with $966 million, or 1.45% of loans, at December 31, 2005, and $1.093 billion, or 1.67% of loans, at September 30, 2005. The allowance includes $12 million that was specifically allocated for impaired loans of $27 million at September 30, 2006, compared to $6 million that was allocated for impaired loans of $9 million at December 31, 2005, and $4 million that was allocated for impaired loans of $8 million one year ago. For more information about impaired loans, see Note 8 (“Nonperforming Assets and Past Due Loans”) on page 21. At September 30, 2006, the allowance for loan losses was 423.32% of nonperforming loans, compared to 348.74% at December 31, 2005, and 303.61% at September 30, 2005.

Management estimates the appropriate level of the allowance for loan losses on a quarterly (and at times more frequent) basis. The methodology used is described in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Allowance for Loan Losses” on page 59 of Key’s 2005 Annual Report to Shareholders. Briefly, management allocates an allowance to an impaired loan by applying an assumed rate of loss to the outstanding balance based on the credit rating assigned to the loan. If the outstanding balance is greater than $2.5 million, and the resulting allocation is deemed insufficient to cover the extent of the impairment, a specific allowance is assigned to the loan. Management estimates the extent of impairment by comparing the carrying amount of the loan with the estimated present value of its future cash flows, including, if applicable, the fair value of any collateral. The allowance for loan losses arising from nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics and by exercising judgment to assess the impact of factors such as changes in economic conditions, credit policies or underwriting standards, and the level of credit risk associated with specific industries and markets. The aggregate balance of the allowance for loan losses at September 30, 2006, represents management’s best estimate of the losses inherent in the loan portfolio at that date.
As shown in Figure 23, Key’s allowance for loan losses decreased by $149 million, or 14%, during the past twelve months. This reduction was attributable to improving credit quality trends, charge-offs of $127 million recorded in the commercial passenger airline lease portfolio during the fourth quarter of 2005, and the third quarter 2006 transfer of $2.5 billion of home equity loans from the loan portfolio to loans held for sale in connection with Key’s intention to pursue a sale of the Champion Mortgage finance business.
During the third quarter of 2006, Key refined its methodology for allocating the allowance for loan losses. The refinements include a more accurate assignment of the allowance by loan type within each of the specific lines of business. Prior to this refinement, the allowance assigned to a specific line of business was allocated to the predominant loan types within the line. The allowance for loan losses at December 31, 2005, and September 30, 2005, was reallocated among the various loan types within Key’s loan portfolio to reflect this refinement. The reduction in the allowance allocated to the home equity loan portfolio from December 31, 2005, to September 30, 2006, was due in part to the transfer of the Champion home equity portfolio to held-for-sale status.
Figure 23. Allocation of the Allowance for Loan Losses

	September 30, 2006			December 31, 2005			September 30, 2005
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loan Type		Allowance	Loan Type		Allowance	Loan Type
dollars in millions	Amount	to Total Allowance	to Total Loans	Amount	to Total Allowance	to Total Loans	Amount	to Total Allowance	to Total Loans

Commercial, financial and agricultural	$360	38.1%	32.9%	$338	35.0%	31.0%	$349	32.0%	29.7%
Real estate — commercial mortgage	161	17.0	12.6	168	17.4	12.6	176	16.1	13.1
Real estate — construction	113	12.0	12.6	94	9.7	10.7	93	8.5	10.2
Commercial lease financing	145	15.4	15.1	183	19.0	15.5	279	25.5	15.8

Total commercial loans	779	82.5	73.2	783	81.1	69.8	897	82.1	68.8
Real estate — residential mortgage	13	1.4	2.1	13	1.3	2.2	14	1.3	2.3
Home equity	76	8.0	16.8	95	9.8	20.3	102	9.3	21.1
Consumer — direct	28	3.0	2.4	31	3.2	2.7	34	3.1	2.7
Consumer — indirect	48	5.1	5.5	44	4.6	5.0	46	4.2	5.1

Total consumer loans	165	17.5	26.8	183	18.9	30.2	196	17.9	31.2

Total	$944	100.0%	100.0%	$966	100.0%	100.0%	$1,093	100.0%	100.0%

Net loan charge-offs. Net loan charge-offs for the third quarter of 2006 totaled $43 million, or .25% of average loans. These results compare to net charge-offs of $49 million, or .30% of average loans, for the same period last year. The composition of Key’s loan charge-offs and recoveries by type of loan is shown in Figure 24. The decrease in net charge-offs from the year-ago quarter occurred primarily in the commercial lease financing and consumer installment portfolios.

Figure 24. Summary of Loan Loss Experience

	Three months ended		Nine months ended
	September 30,		September 30,
dollars in millions	2006	2005	2006	2005

Average loans outstanding during the period	$66,010	$64,758	$66,709	$64,346

Allowance for loan losses at beginning of period	$956	$1,100	$966	$1,138
Loans charged off:
Commercial, financial and agricultural	30	14	74	58
Real estate — commercial mortgage	3	4	9	16
Real estate — construction	1	—	3	5

Total commercial real estate loans[a]	4	4	12	21
Commercial lease financing	13	18	27	43

Total commercial loans	47	36	113	122
Real estate — residential mortgage	2	1	5	5
Home equity	6	7	22	20
Consumer — direct	7	10	26	28
Consumer — indirect	8	15	28	47

Total consumer loans	23	33	81	100

	70	69	194	222

Recoveries:
Commercial, financial and agricultural	8	4	27	14
Real estate — commercial mortgage	2	1	3	2
Real estate — construction	1	—	1	2

Total commercial real estate loans[a]	3	1	4	4
Commercial lease financing	9	7	23	27

Total commercial loans	20	12	54	45
Real estate — residential mortgage	—	—	1	1
Home equity	2	1	5	4
Consumer — direct	1	2	5	6
Consumer — indirect	4	5	13	15

Total consumer loans	7	8	24	26

	27	20	78	71

Net loans charged off	(43)	(49)	(116)	(151)
Provision for loan losses	31	43	94	107
Foreign currency translation adjustment	—	(1)	—	(1)

Allowance for loan losses at end of period	$944	$1,093	$944	$1,093

Net loan charge-offs to average loans	.25%	.30%	.23%	.32%
Allowance for loan losses to period-end loans	1.44	1.67	1.44	1.67
Allowance for loan losses to nonperforming loans	423.32	303.61	423.32	303.61

(a)	See Figure 13 and the accompanying discussion on pages 53 and 54 for more information related to Key’s commercial real estate portfolio.
Key also has a separate allowance for probable credit losses inherent in lending-related commitments. This allowance is included in “accrued expense and other liabilities” on the balance sheet and totaled $59 million at September 30, 2006, and 2005. Key establishes the amount of this allowance by analyzing its lending-related commitments quarterly, or more often if deemed necessary.

Nonperforming assets. Figure 25 shows the composition of Key’s nonperforming assets. These assets totaled $329 million at September 30, 2006, and represented .50% of loans, other real estate owned (known as “OREO”) and other nonperforming assets, compared to $307 million, or .46%, at December 31, 2005, and $393 million, or .60%, at September 30, 2005. During the third quarter of 2006, Key transferred approximately $55 million of home equity loans from “nonperforming loans” to “nonperforming loans held for sale” in connection with its intention to pursue a sale of the Champion Mortgage finance business. This reclassification had no effect on Key’s total nonperforming assets.
As shown in Figure 25, nonperforming loans decreased by $137 million over the last twelve months, primarily within the commercial lease financing portfolio. Nonperforming loans in this portfolio declined by $131 million, due largely to the charge-off of several credits within the commercial passenger airline portfolio during the fourth quarter of 2005. The decrease in total nonperforming loans also reflects the transfer of the home equity loans discussed above. These reductions were partially offset by a higher level of nonperforming loans in the commercial real estate portfolio.
At September 30, 2006, our 20 largest nonperforming loans totaled $81 million, representing 36% of total loans on nonperforming status.
Although the level of Key’s delinquent loans rose during the first nine months of 2006, these loans have been trending downward over the past several years. This trend is due largely to strategic changes in the composition of Key’s loan portfolio, such as reductions in credit-only client relationships. Over the course of a normal business cycle, fluctuations in the level of Key’s delinquent loans are to be expected.
Figure 25. Summary of Nonperforming Assets and Past Due Loans

	September 30,	June 30,	March 31,	December 31,	September 30,
dollars in millions	2006	2006	2006	2005	2005

Commercial, financial and agricultural	$42	$76	$68	$63	$50

Real estate — commercial mortgage	41	40	42	43	33
Real estate — construction	37	4	4	2	3

Total commercial real estate loans[a]	78	44	46	45	36
Commercial lease financing	20	29	29	39	151

Total commercial loans	140	149	143	147	237
Real estate — residential mortgage	29	31	43	41	40
Home equity [b]	46	90	97	79	75
Consumer — direct	2	3	6	2	3
Consumer — indirect	6	6	6	8	5

Total consumer loans	83	130	152	130	123

Total nonperforming loans	223	279	295	277	360

Nonperforming loans held for sale [b]	56	1	2	3	2

OREO	52	26	21	25	29
Allowance for OREO losses	(3)	(1)	(1)	(2)	(3)

OREO, net of allowance	49	25	20	23	26
Other nonperforming assets [c]	1	3	3	4	5

Total nonperforming assets	$329	$308	$320	$307	$393

Accruing loans past due 90 days or more	$125	$119	$107	$90	$94
Accruing loans past due 30 through 89 days	715	600	498	491	550

Nonperforming loans to period-end portfolio loans	.34%	.41%	.44%	.42%	.55%
Nonperforming assets to period-end portfolio loans plus OREO and other nonperforming assets	.50	.46	.48	.46	.60

(a)	See Figure 13 and the accompanying discussion on pages 53 and 54 for more information related to Key’s commercial real estate portfolio.

(b)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business.

(c)	Primarily collateralized mortgage-backed securities.

Credit exposure by industry classification inherent in the largest sector of Key’s loan portfolio, “commercial, financial and agricultural loans,” is presented in Figure 26. The types of activity that caused the change in Key’s nonperforming loans during each of the last two quarters are summarized in Figure 27.
Figure 26. Commercial, Financial and Agricultural Loans

			Nonperforming Loans
September 30, 2006	Total	Loans		% of Loans
dollars in millions	Commitments [a]	Outstanding	Amount	Outstanding

Industry classification:
Manufacturing	$10,807	$3,822	$3	.08%
Services	9,746	3,118	12	.38
Retail trade	5,956	3,280	2	.06
Financial services	5,276	2,225	1	.04
Public utilities	3,884	606	—	—
Property management	3,597	1,569	—	—
Wholesale trade	3,201	1,528	2	.13
Building contractors	2,494	1,212	3	.25
Transportation	2,240	1,558	5	.32
Insurance	2,143	126	—	—
Public administration	1,060	399	—	—
Agriculture/forestry/ fishing	916	589	2	.34
Communications	880	293	—	—
Mining	657	228	—	—
Individuals	48	24	—	—
Other	1,666	979	12	1.23

Total	$54,571	$21,556	$42	.19%

(a)	Total commitments include unfunded loan commitments, unfunded letters of credit (net of amounts conveyed to others) and loans outstanding.
Figure 27. Summary of Changes in Nonperforming Loans

	2006			2005
in millions	Third	Second	First	Fourth

Balance at beginning of period	$279	$295	$277	$360
Loans placed on nonaccrual status	134	98	100	142
Charge-offs	(70)	(59)	(65)	(187)
Loans sold	(22)	(6)	(2)	(2)
Payments	(43)	(45)	(15)	(27)
Transfer to held-for-sale portfolio [a]	(55)	—	—	—
Transfers to OREO	—	(4)	—	—
Loans returned to accrual status	—	—	—	(9)

Balance at end of period	$223	$279	$295	$277

(a)	On August 1, 2006, Key transferred approximately $55 million of home equity loans from nonperforming loans to nonperforming loans held for sale in connection with its intention to pursue a sale of the Champion Mortgage finance business.
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
In accordance with A/LM policy, Key performs stress tests to consider the effect that a potential downgrade in its debt ratings could have on liquidity over various time periods. These debt ratings, which are presented in Figure 28 on page 72, have a direct impact on our cost of funds and our ability to raise funds under normal as well as adverse conditions. The results of our stress tests indicate that, following the occurrence of an adverse event, Key can continue to meet its financial obligations and to fund its operations for at least one year. The stress test scenarios include major disruptions of our access to funding markets and consider the potential adverse effect of core client activity on cash flows. To compensate for the effect of these activities, alternative sources of liquidity are incorporated into the analysis over different time periods to project how we would manage fluctuations on the balance sheet. Several alternatives for enhancing Key’s liquidity are actively managed on a regular basis. These include emphasizing client deposit generation, securitization market alternatives, loan sales, extending the maturity of wholesale borrowings, purchasing deposits from other banks, and developing relationships with fixed income investors. Key also measures its capacity to borrow using various debt instruments and funding markets.
Key also maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period. Key has access to various sources of money market funding (such as federal funds purchased, securities sold under repurchase agreements, eurodollars and commercial paper) and also can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements. Key did not have any borrowings from the Federal Reserve Bank outstanding at September 30, 2006.
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
Since December 31, 2004, the primary sources of cash from financing activities have been the growth in deposits, the issuance of long-term debt and the use of short-term borrowings. Significant outlays of cash since December 31, 2004, have been made to repay debt issued in prior periods.
The Consolidated Statements of Cash Flow on page 6 summarize Key’s sources and uses of cash by type of activity for the nine-month periods ended September 30, 2006 and 2005.

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
During the first nine months of 2006, KBNA paid the parent a total of $840 million in dividends, and nonbank subsidiaries paid the parent a total of $11 million in dividends. As of the close of business on September 30, 2006, KBNA had an additional $270 million available to pay dividends to the parent company without prior regulatory approval and without affecting its status as “well-capitalized” under the FDIC-defined capital categories. The parent company generally maintains excess funds in short-term investments in an amount sufficient to meet projected debt maturities over the next twelve months. At September 30, 2006, the parent company held $2.2 billion in short-term investments, which we projected to be sufficient to meet our debt repayment obligations over a period of approximately 31 months.
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
Bank note program. KBNA’s bank note program provides for the issuance of both long- and short-term debt of up to $20.0 billion. During the first nine months of 2006, there were $500 million of notes issued under this program. These notes have original maturities in excess of one year and are included in “long-term debt.” At September 30, 2006, $18.7 billion was available for future issuance.
Euro medium-term note program. Under Key’s euro medium-term note program, the parent company and KBNA may issue both long- and short-term debt of up to $10.0 billion in the aggregate ($9.0 billion by KBNA and $1.0 billion by the parent company). The notes are offered exclusively to non-U.S. investors and can be denominated in U.S. dollars and foreign currencies. During the first nine months of 2006, there were $26 million of notes issued under this program. At September 30, 2006, $6.8 billion was available for future issuance.
KeyCorp medium-term note program. In January 2005, the parent company registered $2.9 billion of securities under a shelf registration statement filed with the SEC. Of this amount, $1.9 billion has been allocated for the issuance of both long- and short-term debt in the form of medium-term notes. During the first nine months of 2006, there were $750 million of notes issued under this program. At September 30, 2006, unused capacity under this registration statement totaled $1.9 billion.

Commercial paper. The parent company has a commercial paper program that provides funding availability of up to $500 million. As of September 30, 2006, there were no borrowings outstanding under this program.
KBNA has a separate commercial paper program at a Canadian subsidiary that provides funding availability of up to C$1.0 billion in Canadian currency. The borrowings under this program can be denominated in Canadian or U.S. dollars. As of September 30, 2006, borrowings outstanding under this commercial paper program totaled C$728 million in Canadian currency and $103 million in U.S. currency (equivalent to C$115 million in Canadian currency).
Key’s debt ratings are shown in Figure 28. Management believes that these debt ratings, under normal conditions in the capital markets, allow for future offerings of securities by the parent company or KBNA that would be marketable to investors at a competitive cost.
Figure 28. Debt Ratings

		Senior	Subordinated
	Short-term	Long-Term	Long-Term	Capital
September 30, 2006	Borrowings	Debt	Debt	Securities

KeyCorp (the parent company)
Standard & Poor’s	A-2	A-	BBB+	BBB
Moody’s	P-1	A2	A3	A3
Fitch	F1	A	A-	A-

KBNA
Standard & Poor’s	A-1	A	A-	N/A
Moody’s	P-1	A1	A2	N/A
Fitch	F1	A	A-	N/A

Key Nova Scotia Funding Company (“KNSF”)
Dominion Bond Rating Service[a]	R-1 (middle)	N/A	N/A	N/A

(a)	Reflects the guarantee by KBNA of KNSF’s issuance of Canadian commercial paper.
N/A=Not Applicable
Operational risk management
Key, like all businesses, is subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules and regulations, prescribed practices or ethical standards. Resulting losses could take the form of explicit charges, increased operational costs, harm to Key’s reputation or forgone opportunities. Key seeks to mitigate operational risk through a system of internal controls. For more information on Key’s efforts to monitor and manage its operational risk, see pages 48 and 49 of Key’s 2005 Annual Report to Shareholders.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The information presented in the Market Risk Management section, which begins on page 61 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.
Item 4. Controls and Procedures
As of the end of the period covered by this report, KeyCorp carried out an evaluation, under the supervision and with the participation of KeyCorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of KeyCorp’s disclosure controls and procedures. Based upon that evaluation, KeyCorp’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. No changes were made to KeyCorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, KeyCorp’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in the Legal Proceedings section of Note 13 (“Contingent Liabilities and Guarantees”), which begins on page 28 of the Notes to Consolidated Financial Statements, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information presented in Figure 20 on page 59 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 6. Exhibits
10.1	Change of Control Agreement between KeyCorp and Beth Mooney, effective July 21, 2006.

15	Acknowledgment of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

KEYCORP

(Registrant)

Date: November 7, 2006	/s/ Robert L. Morris

	By:	Robert L. Morris
Executive Vice President
and Chief Accounting Officer