Form 10-K
period 2006-12-31
KEYCORP /NEW/
filed 2007-02-28
CIK 91576

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $14,328,361,640 at June 30, 2006. (The aggregate market value has been computed using the closing market price of the stock as reported by the New York Stock Exchange on June 30, 2006.)

395,895,222 Shares
(Number of KeyCorp Common Shares outstanding as of February 26, 2007)

Certain specifically designated portions of KeyCorp’s 2006 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of KeyCorp’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

KeyCorp

2006 FORM 10-K ANNUAL REPORT

Item		Page
Number		Number

PART I
1	Business	1
1A	Risk Factors	9
1B	Unresolved Staff Comments	16
2	Properties	16
3	Legal Proceedings	16
4	Submission of Matters to a Vote of Security Holders	17

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6	Selected Financial Data	17
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A	Quantitative and Qualitative Disclosures about Market Risk	17
8	Financial Statements and Supplementary Data	17
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
9A	Controls and Procedures	17
9B	Other Information	18

PART III
10	Directors, Executive Officers and Corporate Governance	18
11	Executive Compensation	18
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
13	Certain Relationships and Related Transactions, and Director Independence	19
14	Principal Accountant Fees and Services	19

PART IV
15	Exhibits and Financial Statement Schedules	20
	Signatures	24
	Exhibits
EX-10.40
EX-10.51
EX-10.52
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-12
EX-13
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1.	BUSINESS

Overview

KeyCorp, organized in 1958 under the laws of the State of Ohio, is headquartered in Cleveland, Ohio. It has elected to be a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). At December 31, 2006, KeyCorp was one of the nation’s largest bank-based financial services companies with consolidated total assets of $92.3 billion. Its subsidiaries provide a wide range of retail and commercial banking, commercial leasing, investment management, consumer finance and investment banking products and services to individual, corporate and institutional clients through two major business groups: Community Banking and National Banking. As of December 31, 2006, these services were provided across much of the country through subsidiaries operating 950 full-service retail banking branches (“KeyCenters”), a telephone banking call center services group and 2,050 ATMs, in sixteen states. Additional information pertaining to the two business groups is included in the “Line of Business Results” section beginning on page 25 and in Note 4 (“Line of Business Results”) beginning on page 76 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference. KeyCorp and its subsidiaries had an average of 20,006 full-time equivalent employees during 2006.

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

The following financial data is included in the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) and is incorporated herein by reference as indicated below:

The executive offices of KeyCorp are located at 127 Public Square, Cleveland, Ohio 44114-1306, and its telephone number is (216) 689-6300.

Acquisitions and Divestitures

The information presented in Note 3 (“Acquisitions and Divestitures”) on page 75 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry and placed added competitive pressure on Key’s core banking products and services. In addition, competition has intensified as a consequence of the financial modernization laws that were enacted in November 1999 to permit qualifying financial institutions to expand into other activities. For example, commercial banks are permitted to have affiliates that underwrite and deal in securities, underwrite insurance and make merchant banking investments under certain conditions. See “Financial Modernization Legislation” on page 8 of this report.

Supervision and Regulation

The following discussion addresses certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information regarding Key. The regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and generally is not intended to protect security holders.

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

General

As a bank holding company, KeyCorp is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the BHCA. Under the BHCA, bank holding companies may not, in general, directly or indirectly acquire the ownership or control of more than 5% of the voting shares, or substantially all of the assets, of any bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities. KeyCorp’s bank subsidiaries are also subject to extensive regulation, supervision and examination by applicable federal banking agencies. KeyCorp operates one full-service, FDIC-insured national bank subsidiary, KeyBank National Association (“KBNA”), and one national bank subsidiary whose activities are limited to those of a fiduciary. Both of KeyCorp’s national bank subsidiaries, and their subsidiaries, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”). Because the domestic deposits in KBNA are insured (up to applicable limits) by the FDIC, the FDIC also has certain regulatory and supervisory authority over KBNA.

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

Commercial Real Estate Lending Concentrations.  In December 2006, the banking agencies jointly issued final guidance on sound risk management practices for institutions having concentrations in commercial real estate (“CRE”) loans. Institutions actively involved in CRE lending should perform ongoing risk assessments to identify CRE concentrations. Institutions having such concentrations should have risk management practices that are commensurate with the level and nature of their concentration risk. Key elements in establishing a risk management framework that effectively identifies, monitors, and controls CRE concentration risk include board and management oversight, portfolio management, management information systems, market analysis, credit underwriting standards, portfolio stress testing and sensitivity analysis, and credit risk review. Institutions having such concentrations also should have regulatory capital that is commensurate with the level and nature of their concentration risk. In assessing capital adequacy, the agencies will consider the level and nature of inherent risk in the CRE portfolio as well as management expertise, historical performance, underwriting standards, risk management practices, market conditions, and any loan loss reserves allocated for CRE concentration risk. Institutions potentially exposed to significant CRE concentration risk may be identified for further supervisory analysis of the level and nature of CRE concentration risk. Such institutions include those that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE, or are approaching or have exceeded specific quantitative supervisory criteria.

Elevated Risk Complex Structured Finance Transactions.  In January 2007, the banking agencies and the SEC published an interagency statement on sound practices concerning elevated risk complex structured finance transactions (“CSFTs”) to describe the types of risk management principles they believe may help a financial institution identify CSFTs that may pose heightened levels of legal or reputational risk to the institution as well as evaluate, manage and address such risks within the institution’s internal control framework. The statement focuses on the maintenance of policies and procedures designed to allow the institution to identify, evaluate, assess, document, and control the full range of market, credit, operational, legal, and reputational risks associated with elevated risk CSFTs. The statement also provides illustrative examples of both structured finance transactions that are not considered to be elevated risk CSFTs as well structured finance transactions that may be elevated risk CSFTs.

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

Bank holding companies, such as KeyCorp, whose securities and commodities trading activities exceed specified levels also are required to maintain capital for market risk. Market risk includes changes in the market value of trading account, foreign exchange, and commodity positions, whether resulting from broad market movements (such as changes in the general level of interest rates, equity prices, foreign exchange rates, or commodity prices) or from position specific factors (such as idiosyncratic variation, event risk, and default risk). The banking agencies have developed and published for comment a proposed rule that would modify the existing market risk capital requirements. The proposed rule would enhance modeling requirements consistent with advances in risk management, enhance sensitivity to risks not adequately captured in the current methodologies of the existing requirements, and modify the definition of covered position to better capture positions for which the market risk capital requirements are appropriate. It would also impose an explicit capital requirement for incremental default risk to capture default risk over a time horizon of one year taking into account the impact of liquidity, concentrations, hedging, and optionality. In general, the proposed rule would become effective in January 2008. At December 31, 2006, Key’s Tier 1 and total capital to risk-weighted assets ratios were 8.24% and 12.43%, respectively, which include required adjustments for market risk.

In addition to the risk-based standard, bank holding companies are subject to the Federal Reserve Board’s leverage ratio guidelines. These guidelines establish minimum ratios of Tier 1 capital to total assets. The minimum leverage ratio, calculated by dividing Tier 1 capital by average total consolidated assets, is 3.00% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies must maintain a minimum leverage ratio of at least 4.00%. Neither KeyCorp nor any of its bank subsidiaries has been advised by its primary federal banking regulator of any specific leverage ratio applicable to it. At December 31, 2006, Key’s Tier 1 capital leverage ratio was 8.98%.

KeyCorp’s national bank subsidiaries are also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. At December 31, 2006, each of KeyCorp’s national bank subsidiaries had regulatory capital in excess of all minimum risk-based and leverage capital requirements.

In addition to establishing regulatory minimum ratios of capital to assets for all bank holding companies and their bank subsidiaries, the risk-based and leverage capital guidelines also identify various organization-specific factors and risks that are not taken into account in the computation of the capital ratios but that affect the overall supervisory evaluation of a banking organization’s regulatory capital adequacy and can result in the imposition of higher minimum regulatory capital ratio requirements upon the particular organization. Neither the Federal Reserve Board nor the OCC has advised KeyCorp or any of its national bank subsidiaries of any specific minimum risk-based or leverage capital ratio applicable to KeyCorp or such national bank subsidiary. Additional information regarding regulatory capital levels is included in the “Capital” section beginning on page 43 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

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

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination). At December 31, 2006, KBNA, KeyCorp’s only FDIC-insured depository institution subsidiary, met the requirements for the “well capitalized” capital category. An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of KeyCorp or its bank subsidiaries, and should be considered in conjunction with other available information regarding Key’s financial condition and results of operations.

Basel Accords.  The current minimum risk-based capital requirements adopted by the U.S. federal banking agencies are based on a 1988 international accord (“Basel I”) that was developed by the international Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital framework document (“Basel II”) governing the capital adequacy of large, internationally active banking organizations that generally rely on sophisticated risk management and measurement systems. Basel II is designed to create incentives for these organizations to improve their risk measurement and management processes and to better align minimum capital requirements with the risks underlying activities conducted by these organizations.

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

The agencies have developed and published for comment a proposed rule for implementing Basel II in the U.S.  The proposed rule would apply to certain organizations on a mandatory basis, as well as to those that elect voluntarily to do so. Organizations that are required or have elected to apply the proposed rule are subject to a transitional implementation timeline of at least 4 years. During the transition period, limits are imposed upon the amount by which minimum required capital may decrease. January 2008 is the earliest start date for the transition period. The proposed rule would apply to determine the risk-based capital requirement for wholesale, retail, equity, and securitization exposures, and imposes an explicit capital charge for operational risk. The Basel II proposed rule does not effect any change in the existing prompt corrective action and leverage capital requirements, and explicitly reserves the agencies’ authority to require organizations to hold additional capital where appropriate.

The agencies also have developed and published for comment a proposed rule to update their existing Basel I risk-based capital standards (“Basel IA”) in order to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of Basel II. The Basel IA proposed rule would be available to organizations not covered by the Basel II proposed rule. It would be optional in that such an organization could elect to adopt the Basel IA proposed rule in its entirety or remain under the existing Basel I risk-based capital rules. The Basel IA proposed rule would increase the number of risk-weight categories, allow greater use of external credit ratings, expand the range of recognized collateral and eligible guarantors, use loan-to-value ratios to risk-weight residential mortgages, increase the credit conversion factor for certain short-term commitments, assess a capital charge for early amortizations in securitizations of revolving retail exposures, and remove the 50% limit on the risk-weight for certain derivative transactions. The Basel IA proposed rule does not effect any change in the existing prompt corrective action and leverage capital requirements, and explicitly reserves the agencies’ authority to require organizations to compute the risk-based capital requirement under the existing Basel I risk-based capital rules.

FDIC Deposit Insurance

Because substantially all of KBNA’s domestic deposits are insured up to applicable limits by the FDIC, KBNA is subject to deposit insurance premium assessments by the FDIC. Comprehensive deposit insurance reform legislation was enacted in 2006. Pursuant to this legislation, the former Bank Insurance Fund and Savings Association Insurance Fund were merged into the DIF, deposit insurance for certain retirement accounts has increased from $100,000 to $250,000, and deposit insurance limits for accounts are subject to an indexing mechanism for future increases in coverage limits. The legislation also requires the FDIC to maintain the DIF reserve ratio within a range of 1.15%-1.50% of estimated insured deposits, with a DIF restoration plan being required upon the FDIC’s determination that the DIF reserve ratio has fallen or will within six months fall below 1.15% of estimated insured deposits. Other changes made by this legislation have permitted the FDIC to change its previous risk-related deposit insurance assessment framework. Under the new assessment framework, premiums ranging tentatively from $.05 to $.43 in 2007 (compared with zero to $.27 throughout 2006) for each $100 of domestic deposits will be assessed based upon an institution’s capitalization, financial ratios (or, for certain large institutions, long-term debt issuer ratings), and federal supervisory evaluation. This new legislation and the FDIC’s new assessment framework implementing it also authorizes certain premium assessment credits (including a one-time assessment credit for KBNA of approximately $59.4 million) and, under certain circumstances, requires certain dividends from the DIF.

Financial Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) authorized new activities for qualifying financial institutions. The GLBA repealed significant provisions of the Glass-Steagall Act to permit commercial banks to, among other things, have affiliates that underwrite and deal in securities and make merchant banking investments. The GLBA modified the BHCA to permit bank holding companies that meet certain specified standards (known as “financial holding companies”) to engage in a broader range of financial activities than previously permitted under the BHCA, and allowed subsidiaries of commercial banks that meet certain specified standards (known as “financial subsidiaries”) to engage in a wide range of financial activities that are prohibited to such banks themselves. In 2000, KeyCorp elected to become a financial holding company. Under the authority conferred by the GLBA, Key has been able to expand the nature and scope of its equity investments in nonfinancial companies, operate its McDonald Investments Inc. subsidiary with fewer operating restrictions, and acquire financial subsidiaries to engage in real estate leasing and insurance agency activities without geographic restriction.

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

The GLBA repealed the blanket exception for banks and savings associations from the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 (the “Exchange Act”), and replaced this full exception with functional exceptions. Under the statute, institutions that engage in securities activities either must conduct those activities through a registered broker-dealer or conform their securities activities to those which qualify for functional exceptions. While the requirements relating to dealer registration have become effective, the effective date of the requirements relating to broker registration has been delayed until July 2007.

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

Fair and Accurate Credit Transactions Act of 2003

The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) imposes new requirements on financial institutions regarding identity theft and reporting to credit bureaus. The FACT Act also allows customers to choose to opt out of having certain information shared across a financial institution’s affiliates for market solicitation purposes. Compliance with the FACT Act requires Key to modify numerous computer systems and to make operational changes in several business areas. Key believes that the changes that it has already made or will implement in 2007 will satisfy the material requirements of the FACT Act and the current regulations implementing it. Although additional FACT Act implementing regulations are still pending that may mandate additional disclosures or impose system or process changes, Key believes that it will be able to implement any new regulatory requirements within the time frames provided.

Entry Into Certain Covenants

In 2006, KeyCorp entered into two transactions involving the issuance of trust preferred securities (“Trust Preferred Securities”) by Delaware statutory trusts formed by KeyCorp (the “Trusts”), as further described below. Simultaneously with the closing of each of those transactions, KeyCorp entered into a replacement capital covenant (each, a “Replacement Capital Covenant” and collectively, the “Replacement Capital Covenants”) for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of KeyCorp or its then largest depository institution, currently KBNA (the “Covered Debt”). Each of the Replacement Capital Covenants provide that neither KeyCorp nor any of its subsidiaries (including any of the Trusts) will redeem or purchase all or any part of the Trust Preferred Securities or certain junior subordinated debentures issued by KeyCorp and held by the Trust (the “Junior Subordinated Debentures”), as applicable, on or before the date specified in the applicable Replacement Capital Covenant, with certain limited exceptions, except to the extent that, during the 180 days prior to the date of that redemption or purchase, KeyCorp has received proceeds from the sale of qualifying securities that (i) have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Trust Preferred Securities or the Junior Subordinated Debentures, as applicable, at the time of redemption or purchase, and (ii) KeyCorp has obtained the prior approval of the Federal Reserve Board, if such approval is then required by the Federal Reserve Board. KeyCorp will provide a copy of the Replacement Capital Covenants to respective holders of Covered Debt upon request made in writing to KeyCorp, Investor Relations, at 127 Public Square (Mail Code OH-01-27-1113), Cleveland, OH 44114-1306.

The following table identifies the (i) closing date for each transaction, (ii) issuer, (iii) series of Trust Preferred Securities issued, (iv) Junior Subordinated Debentures, and (v) applicable Covered Debt as of the date this annual report was filed with the SEC.

		Trust Preferred	Junior Subordinated
Closing Date	Issuer	Securities	Debentures	Covered Debt

6/20/06	KeyCorp Capital VIII and KeyCorp	$250,000,000 principal amount of 7% Enhanced Trust Preferred Securities	KeyCorp’s 7% junior subordinated debentures due June 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

11/21/06	KeyCorp Capital IX and KeyCorp	$500,000,000 principal amount of 6.750% Enhanced Trust Preferred Securities	KeyCorp’s 6.750% junior subordinated debentures due December 15, 2066	KeyCorp’s 5.70% junior subordinated debentures due 2035, underlying the 5.70% trust preferred securities of KeyCorp Capital VII (CUSIP No. 49327LAA4011)

ITEM 1A.	RISK FACTORS

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

Risks Related To Our Business

We Are Subject To Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Additional information regarding interest rate risk is included in the section captioned “Risk Management — Market risk management — Interest rate risk management” beginning on page 47 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

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

Although management believes it has implemented effective strategies to reduce the potential effects of changes in interest rates, foreign exchange rates, equity prices and credit spreads on the fair value of our trading portfolio, any substantial, unexpected and/or prolonged change in those factors could have a material adverse effect on our financial condition and results of operations. Additional information regarding market risk is included in the section captioned “Risk Management — Market risk management — Trading portfolio risk management” beginning on page 49 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

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

As of December 31, 2006, approximately 73.4% of our loan portfolio consisted of commercial, financial and agricultural loans, commercial real estate loans, including commercial mortgage and construction loans, and commercial leases. These types of loans (and leases) are generally viewed as potentially having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices to limit excessive concentrations when it is feasible to do so, our loan portfolio still does contain a number of commercial loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans, and an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding credit risk is included in the section captioned “Risk Management — Credit risk management” beginning on page 49 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

Various Factors May Cause Our Allowance For Possible Loan Losses To Increase

We maintain an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses, we will need additional provisions to increase the allowance for possible loan losses. Additional provisions to increase the allowance for possible loan losses, should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the section captioned “Risk Management — Credit risk management — Allowance for loan losses” beginning on page 50 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Liquidity Risk

Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Risk Management — Liquidity risk management” beginning on page 54 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

We Are Subject To Operational Risk

We, like all businesses, are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding operational risk is included in the section captioned “Risk Management — Operational risk management” beginning on page 57 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto).

Our Profitability Depends Significantly On Economic Conditions In The Geographic Regions In Which We Operate

Our success depends primarily on the general economic conditions of the markets in which we operate. Although we are somewhat geographically diversified, assisted in part in this respect by our “out of footprint” commercial real estate and equipment leasing lines of business, we still do have concentrations of loans and other business activities in geographic areas where our KeyCenters are principally located — the Midwest, the Northeast and the Pacific Northwest. The regional economic conditions in these areas have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations.

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

The headquarters of KeyCorp and KBNA are located in Key Tower at 127 Public Square, Cleveland, Ohio 44114-1306. At December 31, 2006, Key leased approximately 695,000 square feet of the complex, encompassing the first twenty-three floors, the 28th floor and the 54th through 56th floors of the 57-story Key Tower. As of the same date, KBNA owned 527 and leased 423 retail banking branches. The lease terms for applicable retail banking branches are not individually material, with terms ranging from month-to-month to 99 years from inception.

ITEM 3.	LEGAL PROCEEDINGS

The information in the Legal Proceedings section of Note 18 (“Commitments, Contingent Liabilities and Guarantees”), beginning on page 97 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of KeyCorp.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The dividend restrictions discussion on page 3 of this report and the following disclosures included in the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference:

Page

Discussion of common shares, shareholder information and repurchase activities in the “Capital” section	43
Presentation of quarterly market price and cash dividends per common share	58
Discussion of dividend restrictions in the “Liquidity risk management — Liquidity for KeyCorp” section and in Note 5 (“Restrictions on Cash, Dividends and Lending Activities”)	55, 80
KeyCorp common share price performance graph	43

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented on page 24 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 59 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption “Risk Management — Market risk management” on pages 47 through 49 of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Quarterly Financial Data and the financial statements and the notes thereto, presented on page 58 and on pages 63 through 104, respectively, of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 60 and on page 61, respectively, of the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in the sections captioned “Issue One — ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” contained in KeyCorp’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 10, 2007 and is incorporated herein by reference. KeyCorp expects to file its final proxy statement on or before March 21, 2007.

KeyCorp has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Edward P. Campbell, H. James Dallas, Lauralee E. Martin and Peter G. Ten Eyck, II are members of the Audit Committee. The Board of Directors has determined that Mr. Campbell and Ms. Martin each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member of the Audit Committee is “independent” as that term is defined in Section 303A.02 of the New York Stock Exchange’s listing standards.

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

The information required by this item is set forth in the sections captioned “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION AND ORGANIZATION COMMITTEE REPORT” contained in KeyCorp’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 10, 2007 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the sections captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SHARE OWNERSHIP AND OTHER PHANTOM STOCK UNITS” contained in KeyCorp’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 10, 2007 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “DIRECTOR INDEPENDENCE” contained in KeyCorp’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 10, 2007 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the sections captioned “AUDIT FEES,” “AUDIT-RELATED FEES,” “TAX FEES” and “ALL OTHER FEES” contained in KeyCorp’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 10, 2007 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of KeyCorp and its subsidiaries, and the auditor’s report thereon, are incorporated herein by reference to the pages indicated in the Financial Review section of KeyCorp’s 2006 Annual Report to Shareholders (Exhibit 13 hereto):

(a) (2) Financial Statement Schedules

All financial statement schedules for KeyCorp and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

(a) (3) Exhibits*

3.1	Amended and Restated Articles of Incorporation of KeyCorp, filed as Exhibit 3 to Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.
3.2	Amended and Restated Regulations of KeyCorp, effective May 23, 2002, filed as Exhibit 3.2 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
4.1	Restated Rights Agreement, dated as of May 15, 1997, between KeyCorp and KeyBank National Association, as Rights Agent, filed on June 19, 1997, as Exhibit 1 to Form 8-A, and incorporated herein by reference.
10.1	Form of Premium Priced Option Grant between KeyCorp and Henry L. Meyer III, dated January 13, 1999, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.
10.2	Form of Option Grant between KeyCorp and Henry L. Meyer III, dated November 15, 2000, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
10.3	Form of Award of Restricted Stock (2003-2005), filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.4	Form of Award of Executive Officer Grants (2004-2006), filed as Exhibit 10.1 to Form 10-Q for quarter ended June 30, 2004, and incorporated herein by reference.
10.5	Form of Award of Executive Officer Grants (2005-2007), filed as Exhibit 10.2 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.6	Form of Award of Officer Grants (2005-2007), filed as Exhibit 10.3 to Form 8-K filed February 16, 2005, and incorporated herein by reference.
10.7	Award of Phantom Stock to Henry L. Meyer III (2003-2005), filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.8	Amended Employment Agreement between KeyCorp and Henry L. Meyer III, as of January 1, 2007, filed as Exhibit 10.1 to Form 8-K filed December 1, 2006, and incorporated herein by reference.

10.9	KeyCorp Annual Incentive Plan as amended and restated on January 17, 2001, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.10	KeyCorp Annual Performance Plan, filed as Exhibit 10.1 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.11	KeyCorp Amended and Restated 1991 Equity Compensation Plan (amended as of March 13, 2003), filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.12	KeyCorp 2004 Equity Compensation Plan, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.13	McDonald & Company Investments, Inc. Stock Option Plan, filed as Exhibit 10.39 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.14	McDonald & Company Investments, Inc. 1995 Key Employees Stock Option Plan, filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.15	KeyCorp Directors’ Stock Option Plan (November 17, 1994 Restatement), filed as Exhibit 10.37 to Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.16	KeyCorp 1997 Stock Option Plan for Directors as amended and restated on March 14, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
10.17	KeyCorp Umbrella Trust for Directors between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.18	Amended and Restated Director Deferred Compensation Plan (May 18, 2000 Amendment and Restatement), filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.
10.19	Amendment to the Director Deferred Compensation Plan, effective December 28, 2004, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.20	KeyCorp Second Director Deferred Compensation Plan, effective as of January 1, 2005, filed as Exhibit 10.6 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.21	KeyCorp Directors’ Deferred Share Plan, filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.22	KeyCorp Directors’ Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.25 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.23	KeyCorp Excess Cash Balance Pension Plan (Amended and Restated as of January 1, 1998), filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.24	First Amendment to KeyCorp Excess Cash Balance Pension Plan, effective July 1, 1999, filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.25	Second Amendment to KeyCorp Excess Cash Balance Pension Plan, effective January 1, 2003, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.
10.26	Restated Amendment to KeyCorp Excess Cash Balance Pension Plan, effective December 31, 2004, filed as Exhibit 10.4 to Form 8-K filed January 24, 2005, and incorporated herein by reference.
10.27	KeyCorp Second Excess Cash Balance Pension Plan, effective as of January 1, 2005, filed as Exhibit 10.8 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.28	KeyCorp Automatic Deferral Plan, effective as of January 1, 2005, filed as Exhibit 10.2 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.29	McDonald Financial Group Deferral Plan, effective as of January 1, 2005, filed as Exhibit 10.5 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.30	KeyCorp Deferred Bonus Plan, effective as of January 1, 2005, filed as Exhibit 10.4 to Form 8-K filed December 22, 2005, and incorporated herein by reference.

10.31	Key Asset Management Long Term Incentive Plan, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.32	KeyCorp Commissioned Deferred Compensation Plan, effective as of January 1, 2005, filed as Exhibit 10.3 to Form 8-K filed December 22, 2005, and incorporated herein by reference.
10.33	Trust Agreement for certain amounts that may become payable to certain executives and directors of KeyCorp, dated April 1, 1997, and amended as of August 25, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
10.34	Trust Agreement (Executive Benefits Rabbi Trust), dated November 3, 1988, filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
10.35	KeyCorp Umbrella Trust for Executives between KeyCorp and National Bank of Detroit, dated July 1, 1990, filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.36	KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1981, restated August 16, 1990, amended January 1, 1995 and August 1, 1996, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.37	First Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective January 1, 1995, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.38	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective August 1, 1996, filed as Exhibit 10.47 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.39	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan, effective July 1, 1999, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.40	KeyCorp Second Executive Supplemental Pension Plan, effective December 31, 2006.
10.41	KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1990, restated August 16, 1990, filed as Exhibit 10.26 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.42	Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective January 1, 1995, filed as Exhibit 10.54 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.43	Second Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective August 1, 1996, filed as Exhibit 10.55 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.44	Third Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective July 1, 1999, filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.
10.45	Fourth Amendment to KeyCorp Supplemental Retirement Benefit Plan for Key Executives, effective December 28, 2004, filed as Exhibit 10.70 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.46	KeyCorp Second Supplemental Retirement Benefit Plan for Key Executives, filed as Exhibit 10.71 to Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
10.47	KeyCorp Survivor Benefit Plan, effective September 1, 1990, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.48	KeyCorp Deferred Equity Allocation Plan, filed as Exhibit 10.58 to Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.49	Letter Agreement between KeyCorp and Jack L. Kopinsky dated August 9, 2005, filed as Exhibit 10.1 to Form 8-K filed August 12, 2005, and incorporated herein by reference.
10.50	Change of Control Agreement between KeyCorp and Beth Mooney, effective July 21, 2006, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
10.51	Form of Revised Tier One Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective January 1, 2007.

10.52	Form of Revised Tier Two Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective January 1, 2007.
10.53	Form of New Tier One Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective January 1, 2007.
10.54	Form of New Tier Two Change of Control Agreement between KeyCorp and Certain Executive Officers of KeyCorp, effective January 1, 2007.
10.55	KeyCorp Deferred Savings Plan, effective December 31, 2006.
10.56	KeyCorp Second Supplemental Retirement Plan, effective December 31, 2006.
10.57	Amendment to Merge the KeyCorp Excess 401(k) Savings Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006.
10.58	Amendment to Merge the KeyCorp Second Excess 401(k) Savings Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006.
10.59	Amendment to Merge the KeyCorp Deferred Compensation Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006.
10.60	Amendment to Merge the KeyCorp Second Deferred Compensation Plan into the KeyCorp Deferred Savings Plan, effective December 31, 2006.
10.61	Amendment to Merge the KeyCorp Supplemental Retirement Plan into the KeyCorp Second Supplemental Retirement Plan, effective December 31, 2006.
10.62	Amendment to Merge the KeyCorp Executive Supplemental Pension Plan into the KeyCorp Second Executive Supplemental Pension Plan, effective December 31, 2006.
12	Statement regarding Computation of Ratios.
13	Financial Review section of KeyCorp 2006 Annual Report to Shareholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

KeyCorp hereby agrees to furnish the SEC upon request, copies of instruments, including indentures, which define the rights of long-term debt security holders.

All documents listed as Exhibits 10.1 through 10.62 constitute management contracts or compensatory plans or arrangements.

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
February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

* Henry L. Meyer III	Chairman, Chief Executive Officer, and President (Principal Executive Officer), and Director

* Jeffrey B. Weeden	Chief Financial Officer (Principal Financial Officer)

* Robert L. Morris	Chief Accounting Officer (Principal Accounting Officer)

* Ralph Alvarez	Director

* William G. Bares	Director

* Edward P. Campbell	Director

* Dr. Carol A. Cartwright	Director

* Alexander M. Cutler	Director

* H. James Dallas	Director

* Charles R. Hogan	Director

* Lauralee E. Martin	Director

* Eduardo R. Menascé	Director

* Bill R. Sanford	Director

* Thomas C. Stevens	Director

* Peter G. Ten Eyck, II	Director

/s/  Paul N. Harris

*	By Paul N. Harris, attorney-in-fact
February 28, 2007